Form 10-Q
period 2001-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2002-02-13
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-71934
_______________

VANGUARD HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1698183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Burton Hills Boulevard, Suite 100
Nashville, TN 37215
(Address and zip code of principal executive offices)

(615) 665-6000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☐   No☒

     There were 203,308 shares of Common Stock outstanding as of February 12, 2002 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	(Unaudited) December 31, 2001

ASSETS	(In thousands except share amounts)

Current assets:
Cash and cash equivalents	$12,079	$101,821
Accounts receivable, net of allowance for uncollectible accounts of approximately $30,704 and $38,341 at June 30, 2001 and December 31, 2001, respectively	128,901	140,332
Supplies	11,363	13,262
Prepaid expenses and other current assets	16,518	14,826

Total current assets	168,861	270,241
Property, plant and equipment, net of accumulated depreciation	362,964	405,098
Goodwill, net of accumulated amortization	74,233	77,852
Intangible assets, net of accumulated amortization	28,381	40,556
Other assets	5,959	6,923

Total assets	$640,398	$800,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,703	$40,030
Accrued interest	5,480	12,293
Other accrued expenses and current liabilities	93,319	97,200
Current maturities of long-term debt	10,332	3,853

Total current liabilities	150,834	153,376
Other liabilities	9,185	12,321
Long-term debt, less current maturities	153,112	307,630
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 21,600 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2001 and December 31, 2001, at redemption value	22,320	23,184
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	—	—
Common Stock; $.01 par value, 600,000 shares authorized, 203,294 and 203,306 shares issued and outstanding at June 30, 2001 and December 31, 2001, respectively	2	2
Additional paid in capital	307,131	306,287
Accumulated other comprehensive loss	(1,654)	—
Retained deficit	(532)	(2,130)

Total liabilities and stockholders’ equity	$640,398	$800,670

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2000	2001	2000	2001

	(Amounts shown in thousands)

Patient service revenues	$146,690	$177,497	$296,339	$343,912
Premium revenues	8,985	45,631	17,954	86,525

Total revenues	155,675	223,128	314,293	430,437

Costs and Expenses:
Salaries and benefits	78,201	95,226	155,339	181,946
Supplies	21,180	28,700	43,928	53,478
Medical claims expense	3,966	32,811	7,742	62,464
Purchased services	11,468	16,254	21,942	32,086
Provision for doubtful accounts	16,832	13,715	33,186	30,048
Other operating expenses	12,099	16,025	26,077	31,717
Rents and leases	3,099	3,553	6,141	6,672
Depreciation and amortization	6,226	7,219	12,330	14,371
Interest, net	3,695	7,276	8,498	13,241
Other	274	(211)	273	(637)

Income (loss) before income taxes and extraordinary item	(1,365)	2,560	(1,163)	5,051
Income tax expense	11	404	22	711

Income (loss) before extraordinary item	(1,376)	2,156	(1,185)	4,340
Extraordinary gain (loss) on extinguishment of debt (net of tax)	—	422	—	(5,938)

Net income (loss)	(1,376)	2,578	(1,185)	(1,598)
Preferred stock dividends	(400)	(432)	(800)	(864)

Net income (loss) attributable to common stockholders	$(1,776)	$2,146	$(1,985)	$(2,462)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,

	2000	2001

	(Amounts shown in thousands)
Operating activities:
Net loss	$(1,185)	$(1,598)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,330	14,371
Provision for doubtful accounts	33,186	30,048
Amortization of loan costs	434	693
Extraordinary loss on extinguishment of debt	—	5,938
Changes in operating assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(31,778)	(29,009)
Establishment of accounts receivable of recent acquisitions	(7,236)	(1,522)
Supplies	525	(199)
Prepaid expenses and other current assets	(2,082)	697
Accounts payable	(2,459)	(3,638)
Accrued expenses and other current liabilities	(5,889)	8,241
Other liabilities	5,724	3,136

Net cash provided by operating activities	1,570	27,158

Investing activities:
Acquisitions including working capital settlement payments	(1,717)	(59,106)
Capital expenditures	(15,014)	(10,764)
Other	2,301	(964)

Net cash used in investing activities	(14,430)	(70,834)

Financing activities:
Proceeds from long-term debt	—	300,000
Payments of long-term debt and capital leases	(2,426)	(151,961)
Payments of loan costs	—	(14,641)
Exercise of stock options	—	20

Net cash (used in) provided by financing activities	(2,426)	133,418
Net (decrease) increase in cash and cash equivalents	(15,286)	89,742
Cash and cash equivalents, beginning of period	16,812	12,079

Cash and cash equivalents, end of period	$1,526	$101,821

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001
(Unaudited)

1.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of December 31, 2001 and for the three months and six months then ended include the accounts of Vanguard Health Systems, Inc. (“Vanguard” or the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

                In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year ending June 30, 2002.  The interim condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2001 included in the Company’s registration statement on Form S-1 filed with the Securities and Exchange Commission (Registration No. 333-71934).  Certain prior year amounts have been reclassified to conform with current year presentation.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes.  Actual results could differ from those estimates.

                As of December 31, 2001, the Company owned nine acute care hospitals with a total of 1,838 beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; and metropolitan Chicago, Illinois markets.  The Company also owned a prepaid Medicaid managed health plan, Phoenix Health Plan, which serves more than 62,000 members in Arizona as of December 31, 2001.

2.             ACQUISITIONS

                Fiscal 2002 Acquisitions

                On November 1, 2001, the Company completed the acquisition of the assets of Paradise Valley Hospital (“Paradise Valley”), a 162-bed acute care hospital located in Phoenix, Arizona, for a total purchase price of approximately $55,974,000, comprised of cash of $55,303,000 and accrued acquisition costs of $671,000.  The excess of the purchase price over net assets acquired was $2,145,000 and has been allocated to net intangible assets and net goodwill on the accompanying condensed consolidated balance sheets.  The Company funded the acquisition with a portion of its cash proceeds from the July 30, 2001 issuance of its 9.75% senior subordinated notes due 2011.  The Paradise Valley acquisition was accounted for using the purchase method of accounting, and the operating results of the acquired entity have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

                Fiscal 2001 Acquisitions

                During the fiscal year ended June 30, 2001, the Company completed the following acquisitions:

Date	Entity	Location

July 2000	Trinity MedCare, Inc.	Nashville, TN
September 2000	Pleasant Properties, Inc.	Phoenix, AZ
May 2001	PMH Health Resources, Inc.	Phoenix, AZ
June 2001	Touchstone Imaging of Arizona, LLC	Phoenix, AZ

                The Company acquired certain net assets of the aforementioned entities, which include a hospital, health plan and imaging centers for a total purchase price of approximately $90,620,000, comprised of cash of $31,602,000 and the assumption of certain liabilities of $59,018,000.  The excess of the purchase price over net assets acquired was $31,193,000 and is included as part of net goodwill and net intangible assets on the accompanying condensed consolidated balance sheets.  The acquisitions were financed with the proceeds from equity issuances to various affiliates of Morgan Stanley Capital Partners (“MSCP”) and certain members of management and internally generated cash.  The 2001 acquisitions were accounted for using the purchase method of accounting, and the operating results of the acquired entities have been included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition.

3.             GOODWILL AND INTANGIBLE ASSETS

                Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with these provisions, the Company reclassified its previous allocations of excess purchase price over net assets acquired between goodwill and intangible assets and re-assessed the amortization lives assigned to intangible assets.  The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2001 and December 31, 2001 (amounts shown in thousands).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2001	December 31, 2001	June 30, 2001	December 31, 2001
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$4,461	$15,000	$1,116	$529
Certificate of need	19,351	—	758	—
Assembled workforce	3,580	—	1,874	—
Medical records	6,150	—	2,792	—
Contracts	—	7,910	—	753
Customer lists	—	2,250	—	819
Other	2,340	3,487	961	507

Subtotal	35,882	28,647	7,501	2,608

Indefinite-lived intangible assets:
License and accreditation	—	8,013	—	—
Other	—	6,504	—	—

Subtotal	—	14,517	—	—

Total	$35,882	$43,164	$7,501	$2,608

The Company estimates amortization expense for these intangible assets, excluding deferred loan costs which are amortized to interest expense, to approximate $3,321,000, $2,441,000, $1,267,000, $1,245,000 and $1,155,000 for the fiscal years ending June 30, 2002, 2003, 2004, 2005 and 2006, respectively.

The following table presents the changes in the carrying amount of goodwill from the date of transition to December 31, 2001 (amounts shown in thousands).

	Acute Care Services	Health Plans	Total

Balance as of July 1, 2001	$65,586	$8,647	$74,233
Working capital settlement adjustment	—	2,742	2,742
Acquisitions	877	—	877

Balance as of December 31, 2001	$66,463	$11,389	$77,852

The Company completed its transition impairment tests of goodwill and indefinite-lived intangible assets during the first quarter of fiscal 2002 noting no impairment and will perform its initial annual impairment test later in fiscal 2002.  Amortization of goodwill and indefinite-lived intangible assets has been suspended in the accompanying condensed consolidated statement of operations for three months and six months ended December 31, 2001.  The following table presents the amortization expense, net income (loss) before extraordinary item and net income (loss) for the three month and six month periods ended December 31, 2000 and 2001 assuming SFAS 141 and 142 had been adopted on July 1, 2000, and given the effects of the adoption of SFAS 141 and 142 on July 1, 2001 (amounts shown in thousands).

	Three months ended December 31,		Six months ended December 31,
	2000	2001	2000	2001

Reported net income (loss) before extraordinary item	$(1,376)	$2,156	$(1,185)	$4.340
Extraordinary gain (loss) on extinguishment of debt	―	422	―	(5,938)

Reported net income (loss)	(1,376)	2,578	(1,185)	(1,598)
Add back: Goodwill amortization	1,217	―	2,047	―
Adjust: Amortization of intangible assets previously classified as goodwill (net of taxes of $0)	(355)	―	(710)	―

Adjusted net income (loss)	$(514)	$2,578	$152	$(1,598)

4.             FINANCING ARRANGEMENTS

                On July 30, 2001, the Company received gross proceeds of $300,000,000 through the issuance of 9.75% Senior Subordinated Notes (the “Notes”) which mature in August 2011.  Interest on the Notes is payable semi-annually on February 1 and August 1.  The Company may redeem the Notes, in whole or in part, at any time from August 1, 2006 to July 31, 2009 at redemption prices ranging from 104.875% to 101.625%, plus accrued and unpaid interest.  The Company may redeem the Notes on or after August 1, 2009 at a 100.00% redemption price plus accrued and unpaid interest.  Additionally, at any time prior to August 1, 2004, the Company may redeem up to 35% of the principal amount of the Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price of 109.75% plus accrued and unpaid interest to the redemption date; provided that at least 65% of the aggregate principal amount of the Notes originally issued on July 30, 2001 remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of each such sale of capital stock.

                Payment of the principal and interest of the Notes is subordinate to amounts owed for existing and future senior indebtedness of the Company and is guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of the Company’s subsidiaries.  The Company is subject to certain restrictive covenants under the Indenture governing the Notes.  The Company used a portion of the proceeds from the offering to repay all amounts outstanding under its then existing credit facility (“2000 credit facility”) of approximately $147,012,500.

                Concurrent with the issuance of the $300,000,000 Senior Subordinated Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders with Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provides for up to $125 million of outstanding loans and letters of credit on a revolving basis and contemplates, but the lenders have not committed to, additional term loans of up to $250 million.  The Company would be required to obtain commitments from its existing or new lenders to obtain the term loans.  As of December 31, 2001, the only amounts drawn against the 2001 credit facility are letters of credit totaling approximately $5.6 million.  The applicable interest rate under the revolving credit facility is based upon either: 1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters.  The Company is subject to certain restrictive and financial covenants under the 2001 credit facility, for which the Company is in compliance as of December 31, 2001.  Obligations under the 2001 credit facility are guaranteed by most of the Company’s current and future wholly owned domestic subsidiaries and are secured by substantially all of the assets of the Company and its subsidiaries and the stock of the Company’s subsidiaries.

                The Company incurred offering costs and loan costs of approximately $11,500,000 and $3,500,000 for the Notes and the 2001 credit facility, respectively.  The Company capitalized the costs associated with the 2001 credit facility and the offering of the Notes and is amortizing such costs to interest expense over the 5-year life of the 2001 credit facility and the 10-year life of the Notes.

5.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires the Company to recognize all derivatives as assets or liabilities measured at fair value.  Changes in fair value are recognized through either earnings or other comprehensive income dependent on the effectiveness of the hedge instrument.  The Company entered into a three-year interest rate collar having a notional principal amount of $67,000,000 with a large financial institution as a result of a provision of the 2000 credit facility requiring the Company to maintain a form of interest rate protection.  The Company adopted the provisions of SFAS 133 effective July 1, 2000 for the collar agreement.  The instrument qualified as a cash flow hedge under SFAS 133 and initially expired on May 3, 2003.  The collar agreement included a 90-day settlement period at which time the Company made payments to the hedging financial institution for instances in which 90-day LIBOR dropped below the designated rate floor of 6.865% or received payments from the hedging financial institution for instances in which the 90-day LIBOR exceeded the designated rate ceiling of 8.0%.   The Company terminated the collar agreement in July 2001 commensurate with the issuance of the Notes and repayment of the amounts outstanding under the 2000 credit facility resulting in an extraordinary loss on extinguishment of debt – (See Note 6).

                In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB Opinion No. 25 (“FIN 44”), which became effective July 1, 2000, covering transactions occurring after December 15, 1998.  FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination.  The application of FIN 44 did not have any effect on the Company’s results of operations or financial position.

                In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121.  SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale.  The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

6.             EXTRAORDINARY ITEMS

                Commensurate with the issuance of the Notes and repayment of the amounts outstanding under the 2000 credit facility, the Company expensed the remaining deferred loan costs associated with the 2000 credit facility of approximately $3,180,000 ($2,849,000 net of taxes) and incurred penalties for the early termination of certain capital leases of $244,000 ($219,000 net of taxes) resulting in an extraordinary loss on extinguishment of debt for the six months ended December 31, 2001.  Additionally, the Company paid approximately $3,737,000 in July 2001 representing accrued interest on the interest rate collar and a settlement fee to terminate the collar agreement, which was required under the 2000 credit facility.  The termination fee of $3,203,000 ($2,870,000 net of taxes) represents the fair market value of the collar agreement as of the termination date and is reflected on the accompanying condensed consolidated statement of operations for the six months ended December 31, 2001 as an extraordinary loss on extinguishment of debt.  The Company recorded a gain on the extinguishment of debt for the three months ended December 31, 2001, due to changes in the effective tax rate and resulting tax benefit on the extraordinary loss for the six months ended December 31, 2001 compared to the three months ended September 30, 2001.

7.             SEGMENT INFORMATION

                The Company’s acute hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital, and Phoenix Health Plan, a Medicaid managed health plan in Arizona.  Prior to the acquisitions of these entities, the Company determined that it did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.

                The following table provides condensed financial information by business segment for the three months ended December 31, 2000 and 2001 and the six months ended December 31, 2000 and 2001, respectively (amounts shown in thousands).

	Three months ended December 31, 2000							Three months ended December 31, 2001

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$146,690	$	―	$146,690	$	―	$177,497	$	―	$177,497
Capitation premiums		8,985	―		―	8,985		45,631	―		―	45,631
Inter-segment revenues		―	3,793		(3,793)	―		―	6,599		(6,599)	―

Total revenues		8,985	150,483		(3,793)	155,675		45,631	184,096		(6,599)	223,128

Operating expenses - external		4,804	141,940		―	146,744		35,869	170,168		―	206,037
Operating expenses - inter-segment		3,793	―		(3,793)	―		6,599	―		(6,599)	―

Total operating expenses		8,597	141,940		(3,793)	146,744		42,468	170,168		(6,599)	206,037

EBITDA(1)		388	8,543		―	8,931		3,163	13,928		―	17,091

Depreciation and amortization		144	6,082		―	6,226		317	6,902		―	7,219
Interest		(10)	3,706		―	3,696		432	6,844		―	7,276
Other (2)		―	374		―	374		―	36		―	36

Income (loss) before income taxes and extraordinary item		$254	$(1,619)	$	―	$(1,365)		$2,414	$146	$	―	$2,560

Segment assets		$5,206	$538,091			$543,297		$45,068	$755,602			$800,670

	Six months ended December 31, 2000							Six months ended December 31, 2001

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$296,339	$	―	$296,339	$	―	$343,912	$	―	$343,912
Capitation premiums		17,954	―		―	17,954		86,525	―		―	86,525
Inter-segment revenues		―	7,587		(7,587)	―		―	12,789		(12,789)	―

Total revenues		17,954	303,926		(7,587)	314,293		86,525	356,701		(12,789)	430,437

Operating expenses - external		9,594	284,556		―	294,150		68,565	329,436		―	398,001
Operating expenses - inter-segment		7,587	―		(7,587)	―		12,789	―		(12,789)	―

Total operating expenses		17,181	284,556		(7,587)	294,150		81,354	329,436		(12,789)	398,001

EBITDA(1)		773	19,370		―	20,143		5,171	27,265		―	32,436

Depreciation and amortization		287	12,043		―	12,330		501	13,870		―	14,371
Interest		(20)	8,518		―	8,498		1,073	12,168		―	13,241
Other (2)		―	478		―	478		―	(227)		―	(227)

Income (loss) before income taxes and extraordinary item		$506	$(1,669)	$	―	$(1,163)		$3,597	$1,454	$	―	$5,051

____________________

(1) EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and extraordinary items.  EBITDA is not intended as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Management and others within the health care industry use EBITDA as an analytical indicator and a general measure of leverage capacity and debt service ability.  Due to varying methods of calculation, EBITDA as presented may not be comparable to similarly titled measures of other companies.

(2) Other expenses include minority interests, gain or loss on sale of assets and equity method income or loss.

8.             CONTINGENCIES

                Management continually monitors and evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, the following risks will not have a material effect on the Company’s results of operations or financial position.

Litigation

                The Company is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business.

Net Revenue

                Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents.

Governmental Regulation

                Laws and regulations governing the Medicare and Medicaid and other federal health care programs are complex and subject to interpretation.  The Company’s management believes that the Company is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigation involving allegations of potential wrongdoing.  While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs.

Acquisitions

                The Company has acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions and attempts to structure its acquisitions as asset acquisitions in which we do not assume liability for seller wrongful actions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.  Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Professional and General Liability Risks

                As is typical in the health care industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  To mitigate this risk, the Company maintains professional and general liability insurance in excess of its self-insured retention from unrelated commercial carriers on an occurrence basis for general liability and a claims-made basis for professional liability up to $100,000,000 per occurrence and in the aggregate.  The Company retains liability for such risks up to $1 million per claim and $13,200,000 million in the aggregate.  Liabilities for self-insured professional and general liability risks for both asserted and unasserted claims are estimated based upon historical claims data and actuarial assumptions, including demographic data and severity factors.  Although ultimate settlement of these liabilities may vary from such estimates, management believes the amount classified within Other Liabilities on the accompanying unaudited condensed consolidated balance sheets is adequate.

9.             COMPREHENSIVE INCOME

                The components of comprehensive income (loss), net of related taxes, follows (amounts shown in thousands).

	Three months ended December 31,		Six months ended December 31,
	2000	2001	2000	2001

Net income (loss)	$(1,376)	$2,578	$(1,185)	$(1,598)

Cumulative effect of change in accounting principle - fair value of interest rate collar	―	―	(164)	―
Net change in fair value of interest rate collar	(398)	―	(796)	―
Amortization of transition adjustment	75	―	50	―

Other comprehensive loss	(323)	―	(910)	―

Comprehensive income (loss)	$(1,699)	$2,578	$(2,095)	$(1,598)

                Upon the termination of the interest rate collar agreement in July 2001, the Company reclassified its previously recorded accumulated other comprehensive loss to extraordinary loss on extinguishment of debt.

10.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the Company’s senior subordinated notes due 2011 on an unconditional basis.  Certain other consolidated entities which are not wholly owned by the Company have not guaranteed such notes in conformity with the provisions of the indenture governing the notes.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations, and the consolidated Company as of June 30, 2001 and December 31, 2001 and for the three month and six month periods ended December 31, 2000 and 2001, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2001

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$11,734	$345	$	―	$12,079
Accounts receivable, net		―	127,684	1,217		―	128,901
Supplies		―	11,256	107		―	11,363
Prepaid expenses and other current assets		1,259	15,047	212		―	16,518

Total current assets		1,259	165,721	1,881		―	168,861

Property, plant and equipment, net		―	358,083	4,881		―	362,964
Cost in excess of net assets acquired		―	74,233	―		―	74,233
Intangible assets, net		―	28,077	304		―	28,381
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	5,924	35		―	5,959

Total assets		$325,114	$632,038	$7,101		$(323,855)	$640,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	41,337	$366		―	$41,703
Accrued expenses and other current liabilities		743	97,674	382		―	98,799
Current maturities of long-term debt		―	10,097	235		―	10,332

Total current liabilities		743	149,108	983		―	150,834

Other liabilities		―	9,185	―		―	9,185
Long-term debt, less current maturities		―	150,239	2,873		―	153,112
Intercompany		(3,473)	5,053	(1,580)		―	―
Payable-In-Kind Preferred Stock		22,320	―	―		―	22,320
Stockholders’ equity		305,524	318,453	4,825		(323,855)	304,947

Total liabilities and stockholders’ equity		$325,114	$632,038	$7,101		$(323,855)	$640,398

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$101,504	$317	$	―	$101,821
Accounts receivable, net		―	139,119	1,213		―	140,332
Supplies		―	13,174	88		―	13,262
Prepaid expenses and other current assets		1,259	13,421	146		―	14,826

Total current assets		1,259	267,218	1,764		―	270,241

Property, plant and equipment, net		―	400,329	4,769		―	405,098
Cost in excess of net assets acquired		―	77,593	259		―	77,852
Intangible assets, net		―	40,517	39		―	40,556
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	6,882	41		―	6,923

Total assets		$325,114	$792,539	$6,872		$(323,855)	$800,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$39,932	$98	$	―	$40,030
Accrued expenses and other current liabilities		(55)	109,097	451		―	109,493
Current maturities of long-term debt		―	3,718	135		―	3,853

Total current liabilities		(55)	152,747	684		―	153,376

Other liabilities		―	12,321	―		―	12,321
Long-term debt, less current maturities		―	304,784	2,846		―	307,630
Intercompany		(3,449)	5,051	(1,602)		―	―
Payable-In-Kind Preferred Stock		23,184	―	―		―	23,184
Stockholders’ equity		305,434	317,636	4,944		(323,855)	304,159

Total liabilities and stockholders’ equity		$325,114	$792,539	$6,872		$(323,855)	$800,670

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2000
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$144,765	$1,925	$	―	$146,690
Premium revenues		―	8,985	―		―	8,985

Total revenues		―	153,750	1,925		―	155,675

Salaries and benefits		―	77,757	444		―	78,201
Medical claims expense		―	3,966	―		―	3,966
Supplies		―	20,916	264		―	21,180
Purchased services		―	11,402	66		―	11,468
Other operating expenses		2	11,872	225		―	12,099
Provision for doubtful accounts		―	16,799	33		―	16,832
Rents and leases		―	2,965	134		―	3,099
Depreciation and amortization		―	6,124	102		―	6,226
Interest, net		―	3,765	(70)		―	3,695
Management fees		―	(38)	38		―	―
Other		―	274	―		―	274

		2	155,802	1,236		―	157,040
Net income (loss) before income taxes and extraordinary item		(2)	(2,052)	689		―	(1,365)
Income tax expense		12	(1)	―		―	11
Equity in earnings (loss) of subsidiaries		(1,362)	―	―		1,362	―

Income (loss) before extraordinary items		(1,376)	(2,051)	689		1,362	(1,376)
Extraordinary loss on extinguishment of debt		―	―	―		―	―

Net income (loss)		$(1,376)	$(2,051)	$689		$1,362	$(1,376)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$175,172	$2,325	$	―	$177,497
Premium revenues		―	45,631	―		―	45,631

Total revenues		―	220,803	2,325		―	223,128

Salaries and benefits		―	94,684	542		―	95,226
Medical claims expense		―	32,811	―		―	32,811
Supplies		―	28,338	362		―	28,700
Purchased services		―	16,216	38		―	16,254
Other operating expenses		2	15,825	198		―	16,025
Provision for doubtful accounts		―	13,669	46		―	13,715
Rents and leases		―	3,419	134		―	3,553
Depreciation and amortization		―	7,225	(6)		―	7,219
Interest, net		―	7,245	31		―	7,276
Management fees		―	(51)	51		―	―
Other		―	(211)	―		―	(211)

		2	219,170	1,396		―	220,568
Net income (loss) before income taxes and extraordinary item		(2)	1,633	929		―	2,560
Income tax expense		701	(297)	―		―	404
Equity in earnings (loss) of subsidiaries		3,281	―	―		(3,281)	―

Income (loss) before extraordinary item		2,578	1,930	929		(3,281)	2,156
Extraordinary gain on extinguishment of debt		―	422	―		―	422

Net income (loss)		$2,578	$2,352	$929		$(3,281)	$2,578

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2000
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$292,683	$3,656	$	―	$296,339
Premium revenues		―	17,954	―		―	17,954

Total revenues		―	310,637	3,656		―	314,293

Salaries and benefits		―	154,480	859		―	155,339
Medical claims expense		―	7,742	―		―	7,742
Supplies		―	43,376	552		―	43,928
Purchased services		―	21,783	159		―	21,942
Other operating expenses		3	25,775	299		―	26,077
Provision for doubtful accounts		―	33,115	71		―	33,186
Rents and leases		―	5,826	315		―	6,141
Depreciation and amortization		―	12,070	260		―	12,330
Interest, net		―	8,615	(117)		―	8,498
Management fees		―	(77)	77		―	―
Other		―	273	―		―	273

		3	312,978	2,475		―	315,456
Net income (loss) before income taxes and extraordinary item		(3)	(2,341)	1,181		―	(1,163)
Income tax expense		12	10	―		―	22
Equity in earnings (loss) of subsidiaries		(1,170)	―	―		1,170	―

Income (loss) before extraordinary item		(1,185)	(2,351)	1,181		1,170	(1,185)
Extraordinary loss on extinguishment of debt		―	―	―		―	―

Net income (loss)		$(1,185)	$(2,351)	$1,181		$1,170	$(1,185)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$339,482	$4,430	$	―	$343,912
Premium revenues		―	86,525	―		―	86,525

Total revenues		―	426,007	4,430		―	430,437

Salaries and benefits		―	180,916	1,030		―	181,946
Medical claims expense		―	61,744	720		―	62,464
Supplies		―	53,478	―		―	53,478
Purchased services		―	31,968	118		―	32,086
Other operating expenses		3	31,311	403		―	31,717
Provision for doubtful accounts		―	30,004	44		―	30,048
Rents and leases		―	6,405	267		―	6,672
Depreciation and amortization		―	14,256	115		―	14,371
Interest, net		(1)	13,194	48		―	13,241
Management fees		―	(97)	97		―	―
Other		―	(637)	―		―	(637)

		2	422,542	2,842		―	425,386
Net income (loss) before income taxes and extraordinary item		(2)	3,465	1,588		―	5,051
Income tax expense		701	10	―		―	711
Equity in earnings (loss) of subsidiaries		(895)	―	―		895	―

Income (loss) before extraordinary item		(1,598)	3,455	1,588		895	4,340
Extraordinary loss on extinguishment of debt		―	(5,938)	―		―	(5,938)

Net income (loss)		$(1,598)	$(2,483)	$1,588		$895	$(1,598)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2000
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Operating activities:
Net income (loss)		$(1,185)	$(2,351)	$1,181		$1,170	$(1,185)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		―	12,141	189		―	12,330
Provision for doubtful accounts		―	33,115	71		―	33,186
Amortization of loan costs		―	434	―		―	434
Extraordinary loss on extinguishment of debt		―	―	―		―	―
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity (loss) on earnings of subsidiaries		1,170	―	―		(1,170)	―
Accounts receivable		―	(31,532)	(246)		―	(31,778)
Establishment of accounts receivable of recent acquisitions		―	(7,236)	―		―	(7,236)
Supplies		―	549	(24)		―	525
Prepaid expenses and other current assets		―	(617)	(1,465)		―	(2,082)
Accounts payable		―	(5,108)	2,649		―	(2,459)
Accrued expenses and other current liabilities		(1,309)	(4,542)	(38)		―	(5,889)
Other liabilities		―	5,724	―		―	5,724

Net cash (used in) provided by operating activities		(1,324)	577	2,317		―	1,570
Investing activities:
Acquisitions, including working capital settlement payments		―	(1,717)	―		―	(1,717)
Capital expenditures		―	(14,494)	(520)		―	(15,014)
Other		―	2,310	(9)		―	2,301

Net cash used in investing activities		―	(13,901)	(529)		―	(14,430)
Financing activities:
Proceeds from long-term debt		―	―	―		―	―
Payments of long-term debt and capital leases		―	(2,426)	―		―	(2,426)
Payments of loan costs		―	―	―		―	―
Cash provided by intercompany activity		1,324	361	(1,685)		―	―
Exercise of stock options		―	―	―		―	―

Net cash provided by (used in) financing activities		1,324	(2,065)	(1,685)		―	(2,426)
Net (decrease) increase in cash and cash equivalents		―	(15,389)	103		―	(15,286)
Cash and cash equivalents, beginning of period		―	16,618	194		―	16,812

Cash and cash equivalents, end of period	$	―	$1,229	$297	$	―	$1,526

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Operating activities:
Net income (loss)		$(1,598)	$(2,877)	$1,588		$1,289	$(1,598)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		―	14,256	115		―	14,371
Provision for doubtful accounts		―	30,004	44		―	30,048
Amortization of loan costs		―	693	―		―	693
Extraordinary loss on extinguishment of debt		―	5,938	―		―	5,938
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries		1,289	―	―		(1,289)	―
Accounts receivable		―	(28,969)	(40)		―	(29,009)
Establishment of accounts receivable of recent acquisitions		―	(1,522)	―		―	(1,522)
Supplies		―	(218)	19		―	(199)
Prepaid expenses and other current assets		―	631	66		―	697
Accounts payable		―	(3,370)	(268)		―	(3,638)
Accrued expenses and other current liabilities		(799)	8,965	75		―	8,241
Other liabilities		―	3,136	―		―	3,136

Net cash (used in) provided by operating activities		(1,108)	26,667	1,599		―	27,158
Investing activities:
Acquisitions, including working capital settlement payments		―	(59,106)	―		―	(59,106)
Capital expenditures		―	(10,761)	(3)		―	(10,764)
Other		―	(958)	(6)		―	(964)

Net cash used in investing activities		―	(70,825)	(9)		―	(70,834)
Financing activities:
Proceeds from long-term debt		―	300,000	―		―	300,000
Payments of long-term debt and capital leases		―	(151,834)	(127)		―	(151,961)
Payments of loan costs		―	(14,641)	―		―	(14,641)
Cash provided by (used in) intercompany activity		1,088	403	(1,491)		―	―
Exercise of stock options		20	―	―		―	20

Net cash provided by (used in) financing activities		1,108	133,928	(1,618)		―	133,418
Net increase (decrease) in cash and cash equivalents		―	89,770	(28)		―	89,742
Cash and cash equivalents, beginning of period		―	11,734	345		―	12,079

Cash and cash equivalents, end of period	$	―	$101,504	$317	$	―	$101,821

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

                You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included within this report.

Forward Looking Statements

                This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws which are intended to be covered by the safe harbors created thereby.  Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified herein by use of words including but not limited to  “may,” “believe,” “will,” “project,” “expect”, “estimate,” “anticipate,” and “plan.”  These statements are based upon estimates and assumptions made by the Company’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  These factors, risks and uncertainties include, among others, the following:

                •  Our high degree of leverage

                •  Our ability to incur substantially more debt

                •  Operating and financial restrictions in our debt agreements

                •  Our ability to successfully implement our business strategies

                •  Our ability to successfully integrate any future acquisitions

                •  The highly competitive nature of the health care industry

                •  Governmental regulation of the industry including Medicare and Medicaid reimbursement levels

                •  Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers

                •  Our ability to attract and retain qualified management and personnel, including physicians and nurses

                •  Our ability to complete value-added acquisitions and to effectively and efficiently integrate those operations within our corporate goals and objectives

                •  Potential federal or state reform of health care

                •  Future governmental investigations

                •  Costs associated with newly enacted HIPAA regulations and other management information systems integrations

                •  The availability of capital to fund our corporate growth strategy

                •  Potential lawsuits or other claims asserted against us

                •  Our ability to maintain or increase patient membership and control costs of our managed health care plans

                •  Changes in general economic conditions

Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Risk Factors” contained in our Registration Statement on Form S-1 (Registration No.

333-71934) filed with the Securities and Exchange Commission.  You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by the Company that its objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on the Company’s results of operations and financial condition.

Overview

                As of December 31, 2001, we owned and operated nine hospitals with a total of 1,838 licensed beds, and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, Chicago, Illinois, and Los Angeles/Orange County, California markets and a prepaid Medicaid managed health plan that serves more than 62,000 members in Phoenix, Arizona.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital and Medical Center, on June 1, 1998.

Impact of Acquisitions

                Acquiring acute care hospitals in urban and suburban markets is a key part of our business strategy.  Since we have grown most years through acquisitions accounted for as purchases, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.  In addition, we own a relatively small number of hospitals that can cause an individual acquisition to have a material effect on our overall operating performance.  At the time we acquire a hospital, we generally implement a number of measures to lower costs and may also make significant investments in the facility to expand services, strengthen the medical staff and improve our overall market position.  The effects of these initiatives are not generally realized immediately.  Therefore, the financial performance of a newly acquired hospital may adversely affect our overall performance in the short term.

                On November 1, 2001, we acquired the assets of Paradise Valley Hospital in Phoenix, Arizona for approximately $56.0 million.  We financed the acquisition with a portion of our cash proceeds from the July 30, 2001 issuance of our 9.75% senior subordinated notes due 2011.

                During fiscal 2001, we acquired Phoenix Memorial Hospital and Phoenix Health Plan effective May 1, 2001, and certain other non-significant healthcare related businesses.  We paid a total of $90.6 million for the fiscal 2001 acquisitions.  We financed these acquisitions through the sale of approximately $32.9 million of our common stock to our existing shareholders, cash on hand and the assumption of certain liabilities of the sellers.

Operational Strategies and Related Risks

                In order to increase revenues and enhance operating margins, the Company’s management has implemented several operating initiatives including the following:

•

Expanding the spectrum of health care services provided by our facilities.  We believe that a key factor in increasing patient volume is to provide the communities we serve a comprehensive medical solution.  This strategy requires effective recruiting and retention programs for general practitioners and specialists and maintaining quality nursing support as well as a commitment to capital projects to service the existing facility framework and to provide current technology.  Also, completing strategic acquisitions to allow for consolidation of specialty practices at certain locations will provide our patients with more effective and efficient care while improving the Company’s operating performance.

•

Providing continuous training and education to our hospital management teams to identify areas in which operating efficiencies can realistically be achieved.  Management believes that the key to providing the most effective and efficient health care services as well as administrative functions lies in both effective recruiting and retention programs and continual training and education support.  Our affiliation with the University of Chicago at our MacNeal facility in Berwyn, Illinois demonstrates one of our many commitments to professional development for both health care and administrative staff.

•

Identifying geographic markets that provide a strategic fit with the Company’s goals and objectives. Management expects to continue to pursue acquisition activities in markets where the Company can obtain significant market share and position itself to capture additional volume of the aging U.S. population.  According to the U.S. Census Bureau there are approximately 35 million Americans aged 65 or older in the United States today, comprising approximately 13% of the total U.S. population.  By the year 2030 the number of these elderly persons is expected to climb to 69 million, or 20% of the total population.  Management believes that its initiatives will position the Company to capitalize on this demographic trend.

                Although we expect the initiatives above to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures.  For the six months ended December 31, 2001, patient days attributable to managed care, Medicare and Medicaid were 53.0%, 32.8% and 9.2% of total patient days, respectively.  For the six months ended December 31, 2001, managed care, Medicare and Medicaid payers accounted for 61.2%, 23.5% and 5.1% of total gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases for payers under the prospective payment system.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the six months ended December 31, 2001, 70.3% of total surgeries performed were outpatient surgeries compared to 70.1% for the six months ended December 31, 2000.  Outpatient revenues as a percentage of total gross revenues for the six months ended December 31, 2000 and 2001 were 38.6% and 36.8%, respectively.  The percentages between the periods are comparable after excluding the impact of the acquisition of Phoenix Memorial Hospital in May 2001.  Typically, the payments we receive for outpatient procedures are less than those for the same procedure in an inpatient setting.

•

Intense market competition may limit our ability to enter choice markets or recruit and retain quality health care personnel.  We face growing competition in our industry.  Consolidation of hospitals into for-profit or not-for-profit systems continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive health care services, recruiting and retaining qualified health care personnel and effectively managing payer relationships.  We anticipate such consolidation and increased competition to continue to increase in the near future.

General Trends

                During fiscal year 2002, the Company has experienced a significant increase in its insurance premiums paid to insurance carriers, especially for professional and general liability coverage.  The Company mitigated a portion of the premiums increase by increasing its self-insured retention levels for both professional and general liability and workers compensation.  During fiscal 2002, the Company expects to incur insurance premium costs of approximately $7.3 million for professional and general liability and workers compensation coverage in addition to its self-insured retention costs.  The Company’s current policy expires effective May 31, 2002 at which time the Company expects to enter into a new policy with a significant increase in premium costs as well as potential increases to its self-insured retention levels.  However, there can be no assurance that the Company will be able to purchase such insurance at reasonable premiums, which may force the Company to assume an even greater amount of professional and general liability risk.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers underwriting professional and general liability insurance.  The Company currently has no information that would lead management to believe that this trend is only temporary in nature, and thus there is no assurance that these insurance costs will not have a material adverse on our future operating results.

                In August 2002, the Pennsylvania Insurance Commissioner obtained a rehabilitation order for PHICO Insurance Company that gave the Pennsylvania Department of Insurance control over PHICO including its financial operations.  PHICO provided the Company’s professional and general liability coverage during the period June 1, 1998 to May 31, 2000.  On February 1, 2002, PHICO entered into liquidation proceedings.  The Company is aware of multiple claims for which PHICO is responsible under its policy with the Company.  While the Company is unable to predict the outcomes of these claims, management believes that its professional and general liability reserve is adequate to cover such claims should PHICO not be financially able to pay all or a portion of these claims.

                The Company continues to frequently renegotiate contracts with various managed care payers in its markets to improve reimbursement rates and improve operating results and cash flows.  Managed care payers are subject to pricing pressures which often complicates our renegotiation efforts.  Even when renegotiating contracts with improved reimbursement, the Company has, in some instances, experienced volume declines from the managed care payer.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be negatively impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

Results of Operations

                The following tables present a summary of our operating results for the three month and six month periods ended December 31, 2000 and 2001.

	(Unaudited) Three months ended December 31,

	2000		2001
	Amount	%	Amount	%

	(amounts shown in millions)
Revenues	$155.7	100.0%	$223.1	100.0%

Salaries and benefits	78.2	50.2%	95.2	42.7%
Medical claims expense	4.0	2.6%	32.8	14.7%
Supplies	21.2	13.6%	28.7	12.9%
Other operating expenses	26.6	17.1%	35.6	16.0%
Provision for doubtful accounts	16.8	10.8%	13.7	6.1%

EBITDA (1)	8.9	5.7%	17.1	7.6%
Depreciation and amortization	6.2	4.0%	7.2	3.2%
Interest expense, net	3.7	2.4%	7.3	3.2%
Minority interests and other non-operating expenses	0.4	0.2%	―	0.0%

Income (loss) before income taxes and extraordinary item	(1.4)	(0.9)%	2.6	1.2%
Provision for income taxes	―	0.0%	0.4	0.2%

Income (loss) before extraordinary item	(1.4)	(0.9)%	2.2	1.0%
Extraordinary gain on extinguishment of debt (tax benefit of $0.4 for the three months ended December 31, 2001)	―	0.0%	0.4	0.2%

Net income (loss)	$(1.4)	(0.9)%	$2.6	1.2%

	(Unaudited) Six months ended December 31,
	2000		2001
	Amount	%	Amount	%

	(amounts shown in millions)
Revenues	$314.3	100.0%	$430.4	100.0%

Salaries and benefits	155.3	49.4%	181.9	42.3%
Medical claims expense	7.7	2.4%	62.5	14.5%
Supplies	43.9	14.0%	53.5	12.4%
Other operating expenses	54.1	17.2%	70.1	16.3%
Provision for doubtful accounts	33.2	10.6%	30.0	7.0%

EBITDA (1)	20.1	6.4%	32.4	7.5%
Depreciation and amortization	12.3	3.9%	14.4	3.3%
Interest expense, net	8.5	2.7%	13.2	3.1%
Minority interests and other non-operating expenses	0.5	0.2%	(0.2)	0.0%

Income (loss) before income taxes and extraordinary item	(1.2)	(0.4)%	5.0	1.1%
Provision for income taxes	―	0.0%	0.7	0.1%

Income (loss) before extraordinary item	(1.2)	(0.4)%	4.3	1.0%
Extraordinary loss on extinguishment of debt (net of tax benefit of $0.7 for the six months ended December 31, 2001)	―	0.0%	(5.9)	(1.4)%

Net loss	$(1.2)	(0.4)%	$(1.6)	(0.4)%

(1)           EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and extraordinary items.  While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is a commonly used analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability.  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Three months ended December 31,		(Unaudited) Six months ended December 31,
	2000	2001	2000	2001

Number of hospitals at the end of period	7	9	7	9
Licensed beds	1,481	1,838	1,481	1,838
Discharges	15,652	18,275	31,387	35,627
Adjusted discharges (hospitals)	24,179	27,128	48,590	53,040
Average length of stay	4.08	4.04	4.04	3.99
Patient days	63,807	73,781	126,896	142,295
Adjusted patient days (hospitals)	98,019	109,367	195,552	211,631

Three months ended December 31, 2001 compared to three months ended December 31, 2000

                Revenues were $223.1 million for the three months ended December 31, 2001, compared to $155.7 million for the three months ended December 31, 2000, an increase of $67.4 million or 43.3%.  Acquisitions during fiscal 2001 and 2002 accounted for $65.4 million of the increase in revenues during the three months ended December 31, 2001.  On a same-store basis, patient days increased by 0.8% for the three months ended December 31, 2001 compared to the prior year period, while adjusted patient days (calculation includes a factor for outpatient volume) decreased by 2.5% for the three months ended December 31, 2001 compared to the prior year period.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 6.5% on a same-store basis for the three months ended December 31, 2001 compared to the prior year period.  Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 20.5% of our total revenues for the three months ended December 31, 2001, and increased significantly from the same prior year period due to the acquisition of Phoenix Health Plan (the “Plan”) in May 2001.

                Salaries and benefits expense was $95.2 million for the three months ended December 31, 2001, compared to $78.2 million for the three months ended December 31, 2000, an increase of $17.0 million or 21.7%.  Of this increase, $14.2 million related to the fiscal 2001 and 2002 acquisitions.  Salaries and benefits expense as a percentage of revenues decreased from 50.2% for the three months ended December 31, 2000 to 42.7% for the three months ended December 31, 2001.  This decrease is due to the fact that the acquired entities, which include a Medicaid health plan and outpatient radiology clinics, are much less labor-intensive than the Company’s hospitals.

                Medical claims expense was $32.8 million for the three months ended December 31, 2001, compared to $4.0 million for the three months ended December 31, 2000, an increase of $28.8 million.  The increase is due to the May 2001 acquisition of Phoenix Health Plan.  Medical claims expense represents the amounts paid by the Plan for health care services provided to its members including an estimate of incurred but not reported claims.  Revenues and expenses between the Plan and the Company’s wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies expense was $28.7 million for the three months ended December 31, 2001, compared to $21.2 million for the three months ended December 31, 2000, an increase of $7.5 million or 35.4%.  Acquisitions during fiscal 2001 and 2002 accounted for approximately $3.9 million of the increase.  Supplies expense as a percentage of revenues decreased from 13.6% for the three months ended December 31, 2000 to 12.9% for the three months ended December 31, 2001, due to the reduced utilization of medical supplies of the acquired entities including Phoenix Health Plan which has very minimal supplies costs.  Supplies expense on a same-store basis increased from 13.6% of revenues for the three months ended December 31, 2000 to 15.7% for the three months ended December 31, 2001.  This increase is due to increased pharmaceutical and other supply costs that the Company is managing through price increases and payer renegotiations.

                Other operating expenses were $35.6 million for the three months ended December 31, 2001, compared to $26.6 million for the three months ended December 31, 2000, an increase of $9.0 million or 33.8%.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, insurance, utilities and non-income taxes.  The fiscal 2001 and 2002 acquisitions accounted for approximately $7.9 million of the increase.  On a same-store basis, other operating expenses as a percentage of revenues increased  from 17.1% for the three months ended December 31, 2000 to 17.6% for the three months ended December 31, 2001 primarily due to increases in malpractice insurance and professional fees.

                The provision for doubtful accounts was $13.7 million for the three months ended December 31, 2001, compared to $16.8 million for the three months ended December 31, 2000, a decrease of 18.5%.  The provision for doubtful accounts for the fiscal 2001 and 2002 acquisitions was approximately $1.5 million.  The provision for doubtful accounts as a percentage of revenue decreased from 10.8% for the three months ended December 31, 2000 to 6.1% for the three months ended December 31, 2001.  On a same-store basis, the provision for doubtful accounts decreased by $4.6 million representing a decrease as a percentage of revenues from 10.8% for the three months ended December 31, 2000 to 7.7% for the three months ended December 31, 2001.  The decrease in the provision for doubtful accounts is due to several factors:  1) an increase in the provision for doubtful accounts during the three months ended December 31, 2000 due to the integration of the hospitals acquired during fiscal 2000 to the Company’s methodology of estimating and recording the provision for doubtful accounts, 2) the acquisition of Phoenix Health Plan, which has significant revenues and no provision for doubtful accounts and 3) focused efforts by management to improve billing and collections processes and increase productivity of the hospital business offices.

                Depreciation and amortization expense was $7.2 million for the three months ended December 31, 2001, compared to $6.2 million for the three months ended December 31, 2000, an increase of $1.0 million or 16.1%.  Substantially all of the increase relates to the depreciation and amortization expense for the property, plant and equipment and intangible assets acquired during fiscal 2001 and 2002.  The remaining increase relates to capital expenditures subsequent to December 31, 2000.  On July 1, 2001, the Company adopted the provisions of SFAS 141 and 142 resulting in re-allocations of the excess purchase price over net assets acquired to goodwill and identifiable intangible assets.  Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests.  The suspension of goodwill amortization and the changes in classifications of identifiable intangible assets and related remaining useful lives resulted in a decrease in amortization expense of approximately $1.1 million for the three months ended December 31, 2001 and would have decreased the reported amortization expense for the three months ended December 31 , 2000 by $0.9 million had SFAS 141 and 142 been adopted on July 1, 2000.

                Net interest expense was $7.3 million for the three months ended December 31, 2001, compared to $3.7 million for the three months ended December 31, 2000, an increase of $3.6 million or 97.3%.  The increase in net interest expense is due the issuance of $300 million of subordinated notes on July 30, 2001 offset by the repayment of the amounts outstanding under the 2000 credit facility and other outstanding term loans of approximately $147.8 million.  In addition, the Company incurred deferred loan costs of approximately $11.5 million related to the issuance of the subordinated notes and $3.5 million for the establishment of the 2001 credit facility.  The deferred loan costs are being amortized over the respective lives of the notes and the 2001 credit facility.  The aforementioned increases to net interest expense were offset by an increase in interest income on invested cash of approximately $0.6 million for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

                Minority interests represent the third party portion of earnings of certain non-wholly owned affiliates of the Company included in the Company’s condensed consolidated statements of operations.  Minority interests increased slightly from $0.1 million for the three months ended December 31, 2000 to $0.2 million for the three months ended December 31, 2001.  Other non-operating expenses for the three months ended December 31, 2001 include gains totaling $0.2 million for equity method income and asset sales.

                Income before income taxes and extraordinary item increased to $2.6 million for the three months ended December 31, 2001 from a loss of $1.4 million for the three months ended December 31, 2000.  Approximately $3.7 million of this increase relates to entities acquired during fiscal 2001 and 2002, with the remaining $0.3 million increase attributable to same-store improvement.

                The provision for income taxes was $0.4 million for the three months ended December 31, 2001, compared to $11,000 for the comparable period of 2000.  These provisions reflect effective tax rates of (0.8%) and 15.8% for the three month periods ended December 31, 2000 and 2001, respectively.  The valuation allowance that offsets our deferred tax assets increased $0.6 million for the three months ended December 31, 2000, and decreased $0.4 million for the three months ended December 31, 2001, resulting in an increase in our effective tax rates.  The extraordinary gain on extinguishment of debt reflects a tax benefit of $0.4 million for the three months ended December 31, 2001.

Six months ended December 31, 2001 compared to December 31, 2000

                Revenues were $430.4 million for the six months ended December 31, 2001, compared to $314.3 million for the six months ended December 31, 2000, an increase of $116.1 million or 36.9%.  Acquisitions during fiscal 2001 and 2002 accounted for $115.7 million of the increase in revenues during the six months ended December 31, 2001.  On a same-store basis, patient days increased 1.4% for the six months ended December 31, 2001 compared to the prior year period, while adjusted patient days (calculation includes a factor for outpatient volume) decreased 1.4% for the six months ended December 31, 2001 compared to the prior year period.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 3.9% on a same-store basis for the six months ended December 31, 2001 compared to the prior year period.  Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 20.1% of our total revenues for the six months ended

December 31, 2001, and increased significantly from the same prior year period due to the acquisition of Phoenix Health Plan in May 2001.

                Salaries and benefits expense was $181.9 million for the six months ended December 31, 2001, compared to $155.3 million for the six months ended December 31, 2000, an increase of $26.6 million or 17.1%.  Of this increase, $22.4 million related to fiscal 2001 and 2002 acquisitions.  Salaries and benefits expense as a percentage of revenues decreased from 49.4% for the six months ended December 31, 2000 to 42.3% for the six months ended December 31, 2001.  This decrease is due to the less labor-intensive operations of the acquired entities, which include a Medicaid health plan and outpatient radiology clinics.

                Medical claims expense was $62.5 million for the six months ended December 31, 2001, compared to $7.7 million for the six months ended December 31, 2000, an increase of $54.8 million.  The increase is due to the acquisition of Phoenix Health Plan, a Medicaid health plan in Phoenix, Arizona, with over 62,000 members.  Medical claims expense represents the amounts paid by the Plan for health care services provided to its members including an estimate of incurred but not reported claims.  Revenues and expenses between the Plan and the Company’s wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies expense was $53.5 million for the six months ended December 31, 2001, compared to $43.9 million for the six months ended December 31, 2000, an increase of $9.6 million or 21.9%.  Acquisitions during fiscal 2001 and 2002 accounted for approximately $6.1 million of the increase.  Supplies expense as a percentage of revenues decreased from 14.0% for the six months ended December 31, 2000 to 12.4% for the six months ended December 31, 2001 as a result of decreased utilization of supplies by the acquired entities including Phoenix Health Plan which has very minimal supplies costs.  Supplies expense on a same-store basis increased from 14.0% of revenues for the six months ended December 31, 2000 to 15.1% for the six months ended December 31, 2001.  This increase is due to increased pharmaceutical and other supply costs that the Company is managing through price increases and payer renegotiations.

                Other operating expenses were $70.1 million for the six months ended December 31, 2001, compared to $54.1 million for the six months ended December 31, 2000, an increase of $16.0 million or 29.6%.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, insurance, utilities and non-income taxes.  The fiscal 2001 and 2002 acquisitions accounted for approximately $14.2 million of the increase.  On a same-store basis, other operating expenses as a percentage of revenues increased from 17.2% for the six months ended December 31, 2000 to 17.8% for the six months ended December 31, 2001 primarily due to increases in malpractice insurance and professional fees.

                The provision for doubtful accounts was $30.0 million for the six months ended December 31, 2001, compared to $33.2 million for the six months ended December 31, 2000.  The provision for doubtful accounts for the fiscal 2001 and 2002 acquisitions was $3.7 million.  The provision for doubtful accounts as a percentage of revenues decreased from 10.6% for the six months ended December 31, 2000 to 7.0% for the six months ended December 31, 2001.  On a same-store basis, the provision for doubtful accounts decreased by $6.9 million representing a decrease as a percentage of revenues from 10.6% for the six months ended December 31, 2000 to 8.4% for the six months ended December 31, 2001.  The decrease in the provision for doubtful accounts is due to several factors:  (1) an increase in the provision for doubtful accounts during the three months ended December 31, 2000 due to the integration of the hospital acquired during fiscal 2000 to the Company’s methodology of estimating and recording the provision for doubtful accounts, (2) the acquisition of Phoenix Health Plan, which has significant revenues and no provision for doubtful accounts and (3) focused efforts by management to improve billing and collections processes and increase productivity of the hospital business offices.

                Depreciation and amortization expense was $14.4 million for the six month ended December 31, 2001, compared to $12.3 million for the six months ended December 31, 2000, an increase of $2.1 million or 17.1%.  Substantially all of the increase relates to the depreciation and amortization expense for the property, plant and equipment and intangible assets acquired during fiscal 2001 and 2002.  The remaining increase relates to capital expenditures subsequent to December 31, 2000.  On July 1, 2001, the Company adopted the provisions of SFAS 141 and 142 resulting in re-allocations of the excess purchase price over net assets acquired to goodwill and identifiable intangible assets.  Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests.  The suspension of goodwill amortization and the changes in classifications of identifiable intangible assets and related remaining useful lives resulted in a decrease in amortization expense of approximately $2.2 million for the six months ended December 31, 2001 and would have decreased reported amortization expense for the six months ended December 31, 2000 by $1.3 million had SFAS 141 and 142 been adopted on July 1, 2000.

                Net interest expense was $13.2 million for the six months ended December 31, 2001, compared to $8.5 million for the six months ended December 31, 2000, an increase of $4.7 million or 55.3%.  The increase in net interest expense relates to the issuance of $300 million of subordinated notes on July 30, 2001 offset by the repayment of the amounts outstanding under the 2000 credit facility and other outstanding term loans of approximately $147.8 million.  In addition, the Company incurred deferred loan costs of approximately $11.5 million related to the issuance of the subordinated notes and $3.5 million for the establishment of the 2001 credit facility.  The deferred loan costs are being amortized over the respective lives of the notes and the 2001 credit facility.  The aforementioned increases to net interest expense were offset by an increase in interest income on invested cash of approximately $1.4 million for the six months ended December 31, 2001, compared to the six months ended December 31, 2000.

                Minority interests represent the third party portion of earnings of certain non-wholly owned affiliates of the Company included in the Company’s condensed consolidated statements of operations.  Minority interests increased from $0.2 million for the six months ended December 31, 2000 to $0.4 million for the six months ended December 31, 2001.  Other non-operating expenses for the six months ended December 31, 2001 include gains totaling $0.6 million for equity method income and asset sales.

                Income before income taxes and extraordinary item increased to $5.0 million for the six months ended December 31, 2001, from a loss of $1.2 million for the six months ended December 31, 2000.  Approximately $5.1 million of this increase relates to entities acquired during fiscal 2001 and 2002, with the remaining $1.1 million increase attributable to same-store improvement.

                The provision for income taxes was $0.7 million for the six months ended December 31, 2001, compared to $22,000 for the comparable period of 2000.  These provisions reflect effective tax rates of (1.9%) and 14.1% for the six months ended December 31, 2000 and 2001, respectively.  The valuation allowance that offsets our deferred tax assets increased by $0.5 million for the six months ended December 31, 2000, and decreased by $0.7 million for the six months ended December 31, 2001, resulting in an increase in our effective tax rates.  The extraordinary loss on extinguishment of debt is net of a tax benefit of $0.7 million for the six months ended December 31, 2001.

                The Company recorded an extraordinary loss of $5.9 million (net of a tax benefit of $0.7 million) for the six months ended December 31, 2001.  The extraordinary loss relates to remaining deferred loan costs under the 2000 credit facility that the Company expensed upon entering into the 2001 credit facility in July 2001, fees incurred to terminate its interest rate collar agreement required by the 2000 credit facility and fees incurred to terminate certain lease agreements prior to their maturities.

Liquidity and Capital Resources

                At December 31, 2001, we had working capital of $116.9 million, including cash and cash equivalents of $101.8 million, compared to $18.0 million at June 30, 2001.  The increase in working capital is primarily due to an increase in cash from the issuance of the Company’s subordinated notes due 2011 on July 30, 2001.  Cash provided by operating activities increased from $1.6 million for the six months ended December 31, 2000 to $27.2 million for the six months ended December 31, 2001.  The Company was able to generate cash flows from operations through improved net income before extraordinary item, improved collections on accounts receivable and as a result of the timing of payments of accrued expenses and other current liabilities.

                Cash used in investing activities increased from $14.4 million for the six months ended December 31, 2000 to $70.8 million for the six months ended December 31, 2001.  The Company decreased capital expenditures from $15.0 million for the six months ended December 31, 2000 to $10.8 million for the six months ended December 31, 2001.  The funding of capital expenditures is in large part subject to the timing of certain capital projects at Maryvale Hospital and Medical Center, Arrowhead Community Hospital and Medical Center and Phoenix Baptist Hospital and Medical Center required as part of the respective purchase agreements for these facilities.  As of December 31, 2001, the Company has funded approximately $23.3 of its $65.0 million commitment for these projects, and the Company expects to complete these projects during the next two to five years.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.  The decrease in capital expenditures was offset by an increase in acquisition expenditures of approximately $57.4 million from the six months ended December 31, 2000 to the six months ended December 31, 2001 primarily due to the Paradise Valley acquisition and a working capital settlement payment made for the acquisition of Phoenix Health Plan.

                Cash provided by financing activities was $133.4 million for the six months ended December 31, 2001, an increase of $135.8 million from the deficit of $2.4 million for the six months ended December 31, 2000.  The increase was primarily attributable to the issuance of $300 million of subordinated notes offset by the repayment of (1) the 2000 credit facility, (2) early buyouts of certain capital leases and (3) payments of deferred loan costs incurred as part of the issuance of the subordinated notes and the execution of the binding documents in respect of the 2001 credit facility.

                As of December 31, 2001, we had 21,600 shares of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  The Company originally issued 20,000 shares of PIK Preferred Stock on February 1, 2000 in connection with the acquisition of MacNeal Hospital.  The Company currently intends to issue and record paid in kind dividends annually at 8% of the liquidation value of the PIK Preferred Stock until January 31, 2008 and to pay cash dividends thereafter until the January 31, 2015 maturity date.  The PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.

                We believe that the working capital on hand and the availability under our 2001 credit facility are sufficient to meet our operating and capital needs for the foreseeable future.  Additionally, certain funds controlled by Morgan Stanley Capital Partners (the “MSCP Funds”) have entered into a subscription agreement with us to purchase an additional $322.3 million of our common stock to fund future acquisitions and cash flow needs.  Common stock purchases by the MSCP Funds are subject to several conditions outside the control of the Company, including the approval of MSCP’s internal Investment Committee.  No assurance can be given that any or all of such conditions to additional common stock purchases will be met.  We intend to acquire additional hospitals and are actively seeking acquisitions that fit our corporate growth strategy.  These acquisitions may, however, require financing in addition to the working capital on hand and future cash flows from operations.  Management continually assesses its capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes.

                The Company is subject to certain restrictive and financial covenants under the 2001 credit facility including an EBITDA to debt ratio and interest coverage ratio.  Should the Company’s results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 credit facility could become immediately payable and additional borrowings could be restricted.  As of December 31, 2001, the only amounts drawn against the 2001 credit facility are letters of credit totaling approximately $5.6 million.  However, restrictions on additional borrowings under the 2001 credit facility could significantly impact the Company’s acquisition growth objectives.  The Company is in compliance with all such covenants as of December 31, 2001.

                The following table reflects a summary of obligations and commitments outstanding with payment dates as of December 31, 2001.

	Payments due by period

	Less than 1 year

			1-3 years		4-5 years		After 5 years	Total

Contractual Cash Obligations:	(Amounts shown in millions)
Long-term debt	$	―	$	―	$	―	$300.0	$300.0
Capital lease obligations		3.7		5.5		―	―	9.2
Operating leases		8.6		14.9		4.7	20.4	48.6
Other long-term obligations		0.2		0.4		0.3	1.4	2.3

Subtotal		$12.5		$20.8		$5.0	$321.8	$360.1

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years		After 5 years		Total

Other Commitments:	(Amounts shown in millions)
Guarantees of surety bonds	$9.5	$3.0	$	―	$	―	$12.5
Letters of credit	―	―		5.6		―	5.6
Capital expenditure commitments	6.8	23.9		11.0		―	41.7
Physician commitments	2.4	0.4		―		―	2.8

Subtotal	$18.7	$27.3		$16.6	$	―	$62.6

Total obligations and commitments	$31.2	$48.1		$21.6		$321.8	$422.7

The health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending.  However, our hospitals and related outpatient service providers may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements to us by federal or state governments or managed care payers.  Management is not aware of any economic trends which would lead us to believe that we will not be able to remain in compliance with all debt covenants and meet all required obligations and commitments in the near future.

Critical Accounting Policies

                Allowance for Doubtful Accounts.  The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows.  The allowance for doubtful accounts is approximately 21.5% of the accounts receivable balance net of contractual discounts as of December 31, 2001.  The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding.  The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  The Company continually monitors its accounts receivable balances and utilizes cash collections data to support the basis for its estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

                Allowance for Contractual Discounts.  The percentage of the Company’s revenues derived from Medicare and managed care patients continues to increase.  For the six months ended December 31, 2001, Medicare and managed care revenues accounted for 84.6% of total gross revenues.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation.  We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms.  Management has invested significant resources in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

                Insurance Reserves.  Given the nature of our operating environment, the Company may become subject to medical malpractice or workers compensation claims or lawsuits.  To mitigate a portion of this risk, the Company maintains insurance for individual malpractice claims exceeding $1,000,000 and workers compensation claims exceeding $250,000.  The Company estimates its self-insured retention portion of the malpractice and workers compensation risks using historical claims data, demographic factors, severity factors and other actuarial assumptions.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which the Company has owned its health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its insurance accruals, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves.  With the acquisition of Phoenix Health Plan in June 2001, medical claims expense as a percentage of revenues has increased to 14.5% for the six months ended December 31, 2001, as compared to 2.5% for the prior-year period.  Given the increased patient enrollment for our health plans, the medical claims reserve has continually increased.  The Company estimates the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the six months ended December 31, 2001, approximately 15.4% of the medical claims expenses for our health plans were paid to hospitals and other related health care entities also under our ownership, which are eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

Contingencies and Health Care Regulation

                Effects of Inflation and Changing Prices.  The health care industry is labor intensive.  Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace.  Various Federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices.  Revenues for acute care hospital services rendered to Medicare patients are established under the Federal government’s prospective payment system.  We believe that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes, changes in payer mix and growth in operating expenses in excess of the increase in prospective payment under the Medicare program.

                Health Care Reform.  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the services provided by and reimbursement to health care providers in our markets.  The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers or by taxes levied on hospitals or other providers.  While we are unable to predict which, if any, proposals for health care reform will be adopted, we can not assure you that proposals adverse to our business will not be adopted.

                Federal and State Regulation and Investigations.  The health care industry is subject to extensive Federal, state and local laws and regulations relating to licensing, conduct of operations, ownership of facilities, addition of facilities and services, confidentiality and security issues associated with medical records, billing for services and prices for services.

These laws and regulations are extremely complex.  In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations.  As a result of these laws and regulations, some of our activities could become the subject of governmental investigations or inquiries.  Both Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies.  In the event of a determination that we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed.

                Malpractice and General Liability Claims.  Plaintiffs frequently bring actions against hospitals and other health care providers alleging malpractice or other liabilities.  Many of these claims involve large claims and significant defense costs.  We maintain professional and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities.  Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied.  Furthermore, our coverage may not continue to be available at a reasonable cost.  We are, from time to time, also subject to claims arising in the ordinary course of business, including employment related claims, damages related to personal injuries and other general claims.  Although management is not aware of any specific proceeding that would have a material adverse effect on our business, financial position or results of operations, the outcome of these cases are subject to numerous factors, and potential judgments could exceed our current insurance coverage.

                Acquisitions.  The Company has acquired and plans to continue acquiring businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although the Company attempts to structure its acquisitions as asset acquisitions in which we do not assume liability for seller wrongful actions and institutes policies and procedures designed to conform practices to its standards following completion of acquisitions, the Company may become liable for such past actions of acquired entities deemed improper by private plaintiffs or government agencies.  The Company generally obtains indemnification from prospective sellers covering such matters; however, such indemnification may not cover such actions or may not be adequate to cover potential losses and fines.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

During the three months ended December 31, 2001, there were no material changes in the quantitative and qualitative disclosures about market risks from those presented as of September 30, 2001 in the Company’s Registration Statement on Form S-1 (Registration No. 333-71934) filed with the Securities and Exchange Commission.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

                The following persons were elected directors of the registrant by the holders of 100% of the registrant’s Common Stock by action taken by the written consent dated November 8, 2001 of such holders in lieu of an annual stockholders’ meeting:

Karen H. Bechtel
Eric T. Fry
Howard I. Hoffen
W. Lawrence Hough
Charles N. Martin
Joseph D. Moore
Keith B. Pitts
Ronald P. Soltman

Item 6.    Exhibits And Reports On Form 8-K

                (A)          Exhibits

                                Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

                (B)           Reports on Form 8-K

                                No Reports on Form 8-K were filed with the Securities and Exchange Commission by the registrant during the registrant’s quarterly period ended December 31, 2001.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.

DATE: February 13, 2002	By:	/s/ Phillip W. Roe
Phillip W. Roe Senior Vice President, Controller and Chief Financial Officer (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges