Form 10-Q
period 2002-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2002-05-14
CIK 1045829

"./mar312002_10q_files/editdata.mso" /> VANGUARD HEALTH SYSTEMS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒   No☐

     There were 203,308 shares of Common Stock outstanding as of May 14, 2002 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2001	(Unaudited) March 31, 2002

ASSETS	(In thousands except share amounts)

Current assets:
Cash and cash equivalents	$12,079	$89,351
Accounts receivable, net of allowance for uncollectible accounts of approximately $30,704 and $23,602 at June 30, 2001 and March 31, 2002, respectively	128,901	147,971
Supplies	11,363	13,537
Prepaid expenses and other current assets	16,518	17,014

Total current assets	168,861	267,873
Property, plant and equipment, net of accumulated depreciation	362,964	406,783
Goodwill, net of accumulated amortization	74,233	78,585
Intangible assets, net of accumulated amortization	28,381	39,436
Other assets	5,959	6,797

Total assets	$640,398	$799,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,703	$39,887
Accrued interest	5,480	5,757
Other accrued expenses and current liabilities	93,319	96,088
Current maturities of long-term debt	10,332	3,743

Total current liabilities	150,834	145,475
Other liabilities	9,185	16,326
Long-term debt, less current maturities	153,112	303,906
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 21,600 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2001 and March 31, 2002, at redemption value	22,320	23,639
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	—	—
Common Stock; $.01 par value, 600,000 shares authorized, 203,294 and 203,308 shares issued and outstanding at June 30, 2001 and March 31, 2002, respectively	2	2
Additional paid in capital	307,131	305,832
Accumulated other comprehensive loss	(1,654)	—
Retained (deficit) earnings	(532)	4,294

Total liabilities and stockholders’ equity	$640,398	$799,474

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2001	2002	2001	2002

	(In thousands)

Patient service revenues	$156,975	$186,775	$453,315	$530,687
Premium revenues	9,291	49,110	27,245	135,635

Total revenues	166,266	235,885	480,560	666,322

Costs and Expenses:
Salaries and benefits	83,480	99,118	238,819	281,064
Supplies	23,225	30,040	67,153	83,518
Medical claims expense	4,182	34,935	11,924	97,400
Purchased services	11,771	16,827	33,714	48,913
Provision for doubtful accounts	10,178	11,927	43,364	41,975
Other operating expenses	13,224	16,403	39,301	48,119
Rents and leases	2,870	3,782	9,011	10,454
Depreciation and amortization	6,057	8,672	18,387	23,043
Interest, net	4,125	7,194	12,623	20,435
Other	(75)	(58)	198	(695)

Income before income taxes and extraordinary item	7,229	7,045	6,066	12,096
Income tax expense	444	2,817	466	3,528

Income before extraordinary item	6,785	4,228	5,600	8,568
Extraordinary loss (gain) on extinguishment of debt (net of tax)	—	(2,197)	—	3,741

Net income	6,785	6,425	5,600	4,827
Preferred stock dividends	(400)	(455)	(1,200)	(1,319)

Net income attributable to common stockholders	$6,385	$5,970	$4,400	$3,508

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,

	2001	2002

	(In thousands)
Operating activities:
Net income	$5,600	$4,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,387	23,043
Provision for doubtful accounts	43,364	41,975
Amortization of loan costs	645	1,018
Loss on sale of assets	308	—
Extraordinary loss on extinguishment of debt	—	3,741
Changes in operating assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(55,070)	(49,307)
Establishment of accounts receivable of recent acquisitions	(7,236)	(1,522)
Supplies	(316)	(474)
Prepaid expenses and other current assets	2,796	(1,491)
Accounts payable	8,755	(3,781)
Accrued expenses and other current liabilities	(4,769)	2,945
Other liabilities	3,434	4,372

Net cash provided by operating activities	15,898	25,346

Investing activities:
Acquisitions including working capital settlement payments	(1,717)	(59,106)
Capital expenditures	(20,967)	(20,483)
Other	(2,366)	(838)

Net cash used in investing activities	(25,050)	(80,427)

Financing activities:
Proceeds from long-term debt	—	300,000
Payments of long-term debt and capital leases	(2,927)	(153,026)
Payments of loan costs	—	(14,641)
Exercise of stock options	—	20

Net cash (used in) provided by financing activities	(2,927)	132,353
Net (decrease) increase in cash and cash equivalents	(12,079)	77,272
Cash and cash equivalents, beginning of period	16,812	12,079

Cash and cash equivalents, end of period	$4,733	$89,351

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of March 31, 2002 and for the three months and nine months then ended include the accounts of Vanguard Health Systems, Inc. (“Vanguard” or the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

                As of March 31, 2002, the Company owned nine acute care hospitals with a total of 1,838 beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; and metropolitan Chicago, Illinois markets.  The Company also owned a prepaid Medicaid managed health plan, Phoenix Health Plan, which serves more than 66,000 members in Arizona as of March 31, 2002.

2.             ACQUISITIONS

                Fiscal 2002 Acquisitions

                On November 1, 2001, the Company completed the acquisition of the assets of Paradise Valley Hospital (“Paradise Valley”), a 162-bed acute care hospital located in Phoenix, Arizona, for a total purchase price of approximately $55,974,000, comprised of cash of $55,303,000 and the assumption of other certain liabilities of $671,000.  The excess of the purchase price over net assets acquired was $3,835,000 and has been allocated to net intangible assets and net goodwill on the accompanying condensed consolidated balance sheets.  The Company funded the acquisition with a portion of its cash proceeds from the July 30, 2001 issuance of its 9.75% senior subordinated notes due 2011.  The Paradise Valley acquisition was accounted for using the purchase method of accounting, and the operating results of the acquired entity have been included in the accompanying condensed consolidated statements of operations from the date of acquisition.

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

3.             GOODWILL AND INTANGIBLE ASSETS

                Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with these provisions, the Company reclassified its previous allocations of excess purchase price over net assets acquired between goodwill and intangible assets and re-assessed the amortization lives assigned to intangible assets.  The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2001 and March 31, 2002 (in thousands).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2001	March 31, 2002	June 30, 2001	March 31, 2002
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$4,461	$15,000	$1,116	$855
Certificate of need	19,351	—	758	—
Assembled workforce	3,580	—	1,874	—
Medical records	6,150	—	2,792	—
Contracts	—	7,910	—	1,034
Customer lists	—	2,250	—	1,149
Other	2,340	3,587	961	790

Subtotal	35,882	28,747	7,501	3,828

Indefinite-lived intangible assets:
License and accreditation	—	8,013	—	—
Other	—	6,504	—	—

Subtotal	—	14,517	—	—

Total	$35,882	$43,264	$7,501	$3,828

The Company estimates amortization expense for these intangible assets, excluding deferred loan costs which are amortized to interest expense, to approximate $3,375,000, $2,441,000, $1,267,000, $1,245,000 and $1,155,000 for the fiscal years ending June 30, 2002, 2003, 2004, 2005 and 2006, respectively.

The following table presents the changes in the carrying amount of goodwill from the date of transition to March 31, 2002 (in thousands).

	Acute Care Services	Health Plans	Total

Balance as of July 1, 2001	$65,586	$8,647	$74,233
Working capital settlement adjustment	—	2,752	2,752
Acquisitions	1,600	—	1,600

Balance as of March 31, 2002	$67,186	$11,399	$78,585

The Company completed its transition impairment tests of goodwill and indefinite-lived intangible assets during the first quarter of fiscal 2002 noting no impairment and will perform its initial annual impairment test later in fiscal 2002.  Amortization of goodwill and indefinite-lived intangible assets has been suspended in the accompanying condensed consolidated statements of operations for three months and nine months ended March 31, 2002.  The following table presents the amortization expense, net income before extraordinary item and net income for the three-month and nine-month periods ended March 31, 2001 and 2002 assuming SFAS 141 and 142 had been adopted on July 1, 2000, and given the effects of the adoption of SFAS 141 and 142 on July 1, 2001 (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2001	2002	2001	2002

Reported net income before extraordinary item	$6,785	$4,228	$5,600	$8,568
Extraordinary loss (gain) on extinguishment of debt	―	(2,197)	―	3,741

Reported net income	6,785	6,425	5,600	4,827
Add back: Goodwill amortization	983	―	3,030	―
Adjust: Amortization of intangible assets previously classified as goodwill (net of taxes of $0)	(355)	―	(1,065)	―

Adjusted net income	$7,413	$6,425	$7,565	$4,827

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

                Concurrent with the issuance of the Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders with Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provides for up to $125 million of outstanding loans and letters of credit on a revolving basis and contemplates, but the lenders have not committed to, additional term loans of up to $250 million.  The Company would be required to obtain commitments from its existing or new lenders to obtain the term loans.  As of March 31, 2002, the only amounts drawn against the 2001 credit facility are letters of credit totaling approximately $5.6 million.  The applicable interest rate under the revolving credit facility is based upon either: 1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters.  The Company is subject to certain restrictive and financial covenants under the 2001 credit facility.  The Company is in compliance with such covenants as of March 31, 2002.  Obligations under the 2001 credit facility are guaranteed by most of the Company’s current and future wholly owned domestic subsidiaries and are secured by liens on substantially all of the assets of the Company and its subsidiaries and the stock of the Company’s subsidiaries.

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

                On May 3, 2000, the Company entered into a three-year interest rate collar having a notional principal amount of $67,000,000 with a large financial institution as a result of a provision of the 2000 credit facility requiring the Company to maintain a form of interest rate protection.  The Company adopted the provisions of SFAS 133 effective July 1, 2000 for the collar agreement.  The instrument qualified as a cash flow hedge under SFAS 133 and initially expired on May 3, 2003.  The collar agreement included a 90-day settlement period at which time the Company made payments to the hedging financial institution for instances in which 90-day LIBOR dropped below the designated rate floor of 6.865% or received payments from the hedging financial institution for instances in which the 90-day LIBOR exceeded the designated rate ceiling of 8.0%.  The Company terminated the collar agreement in July 2001 concurrently with the issuance of the Notes and repayment of the amounts outstanding under the 2000 credit facility resulting in an extraordinary loss on extinguishment of debt – (see Note 6).

                On February 15, 2001, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100,000,000 of the Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement will terminate upon the maturity or redemption of the Notes.  The floating interest rate is determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualifies as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  As of March 31, 2002, the Company recorded the swap at fair market value resulting in a liability of approximately $2,769,000 with an offsetting reduction in the fair value of the Notes.

5.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met.  SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 is effective for fiscal years beginning after May 15, 2002, with early adoption encouraged.  The Company intends to adopt the provisions of SFAS 145 during the 4th quarter of fiscal 2002 and restate its prior audited consolidated financial statements for the reclassification of extraordinary loss on extinguishment of debt.

                In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB

Opinion No. 30.  SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121.  SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale.  The Company does not expect SFAS 144 to have a material effect on its results of operations or financial position.

                In March 2000, the FASB issued Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation – an interpretation of APB Opinion No. 25 (“FIN 44”), which became effective July 1, 2000, covering transactions occurring after December 15, 1998.  FIN 44 clarifies the application of APB Opinion No. 25 relating to the definition of an employee, criteria for determining whether a plan qualifies as a noncompensatory plan, accounting consequences of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination.  The application of FIN 44 had no effect on the Company’s results of operations or financial position.

6.             EXTRAORDINARY ITEMS

                Concurrent with the issuance of the Notes and repayment of the amounts outstanding under the 2000 credit facility, the Company expensed the remaining deferred loan costs associated with the 2000 credit facility of approximately $3,180,000 ($1,795,000 net of taxes) and incurred penalties for the early termination of certain capital leases of $244,000 ($138,000 net of taxes) resulting in an extraordinary loss on extinguishment of debt for the nine months ended March 31, 2002.  Additionally, the Company paid approximately $3,737,000 in July 2001 representing accrued interest on the interest rate collar and a settlement fee to terminate the collar agreement, which was required under the 2000 credit facility.  The termination fee of $3,203,000 ($1,808,000 net of taxes) represents the fair market value of the collar agreement as of the termination date and is reflected on the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2002 as an extraordinary loss on extinguishment of debt.

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

                The following table provides condensed financial information by business segment for the three months and nine months ended March 31, 2001 and 2002, respectively (in thousands).

	Three months ended March 31, 2001							Three months ended March 31, 2002

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$156,975	$	―	$156,975	$	―	$186,775	$	―	$186,775
Capitation premiums		9,291	―		―	9,291		49,110	―		―	49,110
Inter-segment revenues		―	3,793		(3,793)	―		―	6,676		(6,676)	―

Total revenues		9,291	160,768		(3,793)	166,266		49,110	193,451		(6,676)	235,885

Operating expenses - external		5,098	143,695		―	148,793		38,423	174,486		―	212,909
Operating expenses - inter-segment		3,793	―		(3,793)	―		6,676	―		(6,676)	―

Total operating expenses		8,891	143,695		(3,793)	148,793		45,099	174,486		(6,676)	212,909

EBITDA(1)		400	17,073		―	17,473		4,011	18,965		―	22,976

Depreciation and amortization		129	5,928		―	6,057		361	8,311		―	8,672
Interest		6	4,119		―	4,125		642	6,552		―	7,194
Other (2)		―	62		―	62		―	65		―	65

Income before income taxes and extraordinary item		$265	$6,964	$	―	$7,229		$3,008	$4,037	$	―	$7,045

Segment assets		$5,192	$553,761			$558,953		$49,317	$750,157			$799,474

	Nine months ended March 31, 2001							Nine months ended March 31, 2002

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$453,315	$	―	$453,315	$	―	$530,687	$	―	$530,687
Capitation premiums		27,245	―		―	27,245		135,635	―		―	135,635
Inter-segment revenues		―	11,380		(11,380)	―		―	19,465		(19,465)	―

Total revenues		27,245	464,695		(11,380)	480,560		135,635	550,152		(19,465)	666,322

Operating expenses - external		14,692	428,252		―	442,944		106,988	503,922		―	610,910
Operating expenses - inter-segment		11,380	―		(11,380)	―		19,465	―		(19,465)	―

Total operating expenses		26,072	428,252		(11,380)	442,944		126,453	503,922		(19,465)	610,910

EBITDA(1)		1,173	36,443		―	37,616		9,182	46,230		―	55,412

Depreciation and amortization		416	17,971		―	18,387		862	22,181		―	23,043
Interest		(14)	12,637		―	12,623		1,715	18,720		―	20,435
Other (2)		―	540		―	540		―	(162)		―	(162)

Income before income taxes and extraordinary item		$771	$5,295	$	―	$6,066		$6,605	$5,491	$	―	$12,096

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

(2) Other expenses include minority interests, gain or loss on sale of assets, equity method income or loss and other non-operating revenue.

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

Professional and General Liability Risks

                As is typical in the health care industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  To mitigate this risk, the Company maintains professional and general liability insurance in excess of its self-insured retention from unrelated commercial carriers on an occurrence basis for general liability and a claims-made basis for professional liability up to $100,000,000 per occurrence and in the aggregate.  The Company retains liability for such risks up to $1,000,000 per claim and $13,200,000 in the aggregate.  Liabilities for self-insured professional and general liability risks for both asserted and unasserted claims are estimated based upon historical claims data and actuarial assumptions, including demographic data and severity factors.  Although ultimate settlement of these liabilities may vary from such estimates, management believes the amounts classified within Other Liabilities on the accompanying unaudited condensed consolidated balance sheets are adequate.

9.             COMPREHENSIVE INCOME

                The components of comprehensive income, net of related taxes, follows (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2001	2002	2001	2002

Net income	$6,785	$6,425	$5,600	$4,827

Cumulative effect of change in accounting principle - fair value of interest rate collar	―	―	(164)	―
Net change in fair value of interest rate collar	(398)	―	(1,194)	―
Amortization of transition adjustment	25	―	75	―

Other comprehensive loss	(373)	―	(1,283)	―

Comprehensive income	$6,412	$6,425	$4,317	$4,827

                Upon the termination of the interest rate collar agreement in July 2001, the Company reclassified its previously recorded accumulated other comprehensive loss to extraordinary loss on extinguishment of debt.

10.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the Company’s senior subordinated notes due 2011 on an unconditional basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed such notes in conformity with the provisions of the indenture governing the notes.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2001 and March 31, 2002 and for the three-month and nine-month periods ended March 31, 2001 and 2002, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2001

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)
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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$89,191	$160	$	―	$89,351
Accounts receivable, net		―	147,117	854		―	147,971
Supplies		―	13,373	164		―	13,537
Prepaid expenses and other current assets		1,297	15,317	400		―	17,014

Total current assets		1,297	264,998	1,578		―	267,873

Property, plant and equipment, net		―	402,097	4,686		―	406,783
Cost in excess of net assets acquired		―	78,326	259		―	78,585
Intangible assets, net		―	39,397	39		―	39,436
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	6,757	40		―	6,797

Total assets		$325,152	$791,575	$6,602		$(323,855)	$799,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$39,711	$176	$	―	$39,887
Accrued expenses and other current liabilities		590	100,825	430		―	101,845
Current maturities of long-term debt		―	3,586	157		―	3,743

Total current liabilities		590	144,122	763		―	145,475

Other liabilities		―	16,326	―		―	16,326
Long-term debt, less current maturities		―	301,179	2,727		―	303,906
Intercompany		(3,047)	4,756	(1,709)		―	―
Payable-In-Kind Preferred Stock		23,639	―	―		―	23,639
Stockholders’ equity		303,970	325,192	4,821		(323,855)	310,128

Total liabilities and stockholders’ equity		$325,152	$791,575	$6,602		$(323,855)	$799,474

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended March 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)

Patient service revenues	$	―	$154,970	$2,005	$	―	$156,975
Premium revenues		―	9,291	―		―	9,291

Total revenues		―	164,261	2,005		―	166,266

Salaries and benefits		―	83,022	458		―	83,480
Medical claims expense		―	4,182	―		―	4,182
Supplies		―	22,928	297		―	23,225
Purchased services		―	11,693	78		―	11,771
Other operating expenses		2	13,036	186		―	13,224
Provision for doubtful accounts		―	10,166	12		―	10,178
Rents and leases		―	2,739	131		―	2,870
Depreciation and amortization		―	5,884	173		―	6,057
Interest, net		―	4,140	(15)		―	4,125
Management fees		―	(130)	130		―	―
Other		―	(75)	―		―	(75)

		2	157,585	1,450		―	159,037
Net income (loss) before income taxes and extraordinary item		(2)	6,676	555		―	7,229
Income tax expense		444	―	―		―	444
Equity in earnings of subsidiaries		7,231	―	―		(7,231)	―

Income before extraordinary item		6,785	6,676	555		(7,231)	6,785
Extraordinary loss on extinguishment of debt		―	―	―		―	―

Net income		$6,785	$6,676	$555		$(7,231)	$6,785

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended March 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)

Patient service revenues	$	―	$184,862	$1,913	$	―	$186,775
Premium revenues		―	49,110	―		―	49,110

Total revenues		―	233,972	1,913		―	235,885

Salaries and benefits		―	98,622	496		―	99,118
Medical claims expense		―	34,935	―		―	34,935
Supplies		―	29,698	342		―	30,040
Purchased services		―	16,770	57		―	16,827
Other operating expenses		1	16,201	201		―	16,403
Provision for doubtful accounts		―	11,933	(6)		―	11,927
Rents and leases		―	3,651	131		―	3,782
Depreciation and amortization		―	8,583	89		―	8,672
Interest, net		―	7,180	14		―	7,194
Management fees		―	(42)	42		―	―
Other		―	(58)	―		―	(58)

		1	227,473	1,366		―	228,840
Net income (loss) before income taxes and extraordinary item		(1)	6,499	547		―	7,045
Income tax expense		2,811	6	―		―	2,817
Equity in earnings of subsidiaries		7,040	―	―		(7,040)	―

Income before extraordinary item		4,228	6,493	547		(7,040)	4,228
Extraordinary loss (gain) on extinguishment of debt		(2,197)	―	―		―	(2,197)

Net income		$6,425	$6,493	$547		$(7,040)	$6,425

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the nine months ended March 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Patient service revenues	$	―	$447,653	$5,662	$	―	$453,315
Premium revenues		―	27,245	―		―	27,245

Total revenues		―	474,898	5,662		―	480,560

Salaries and benefits		―	237,502	1,317		―	238,819
Medical claims expense		―	11,924	―		―	11,924
Supplies		―	66,304	849		―	67,153
Purchased services		―	33,475	239		―	33,714
Other operating expenses		5	38,764	532		―	39,301
Provision for doubtful accounts		―	43,281	83		―	43,364
Rents and leases		―	8,612	399		―	9,011
Depreciation and amortization		―	17,954	433		―	18,387
Interest, net		―	12,756	(133)		―	12,623
Management fees		―	(207)	207		―	―
Other		―	198	―		―	198

		5	470,563	3,926		―	474,494
Net income (loss) before income taxes and extraordinary item		(5)	4,335	1,736		―	6,066
Income tax expense		466	―	―		―	466
Equity in earnings of subsidiaries		6,071	―	―		(6,071)	―

Income before extraordinary item		5,600	4,335	1,736		(6,071)	5,600
Extraordinary loss on extinguishment of debt		―	―	―		―	―

Net income		$5,600	$4,335	$1,736		$(6,071)	$5,600

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the nine months ended March 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Patient service revenues	$	―	$524,344	$6,343	$	―	$530,687
Premium revenues		―	135,635	―		―	135,635

Total revenues		―	659,979	6,343		―	666,322

Salaries and benefits		―	279,538	1,526		―	281,064
Medical claims expense		―	97,400	―		―	97,400
Supplies		―	82,456	1,062		―	83,518
Purchased services		―	48,737	176		―	48,913
Other operating expenses		5	41,366	604		―	41,975
Provision for doubtful accounts		―	48,082	37		―	48,119
Rents and leases		―	10,055	399		―	10,454
Depreciation and amortization		―	22,839	204		―	23,043
Interest, net		(1)	20,375	61		―	20,435
Management fees		―	(139)	139		―	―
Other		―	(695)	―		―	(695)

		4	650,014	4,208		―	654,226
Net income (loss) before income taxes and extraordinary item		(4)	9,965	2,135		―	12,096
Income tax expense		3,512	16	―		―	3,528
Equity in earnings of subsidiaries		11,229	―	―		(11,229)	―

Income before extraordinary item		7,713	9,949	2,135		(11,229)	8,568
Extraordinary loss on extinguishment of debt		2,886	855	―		―	3,741

Net income		$4,827	$9,094	$2,135		$(11,229)	$4,827

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Operating activities:
Net income		$5,600	$4,335	$1,736		$(6,071)	$5,600
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		―	17,954	433		―	18,387
Provision for doubtful accounts		―	43,281	83		―	43,364
Amortization of loan costs		―	645	―		―	645
Loss on sale of assets		―	308	―		―	308
Extraordinary loss on extinguishment of debt		―	―	―		―	―
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		(6,071)	―	―		6,071	―
Accounts receivable		―	(54,623)	(447)		―	(55,070)
Establishment of accounts receivable of recent acquisitions		―	(7,236)	―		―	(7,236)
Supplies		―	(288)	(28)		―	(316)
Prepaid expenses and other current assets		―	4,080	(1,284)		―	2,796
Accounts payable		―	8,669	86		―	8,755
Accrued expenses and other current liabilities		(853)	(3,923)	7		―	(4,769)
Other liabilities		―	3,401	33		―	3,434

Net cash (used in) provided by operating activities		(1,324)	16,603	619		―	15,898
Investing activities:
Acquisitions, including working capital settlement payments		―	(1,717)	―		―	(1,717)
Capital expenditures		―	(20,761)	(206)		―	(20,967)
Other		―	(2,342)	(24)		―	(2,366)

Net cash used in investing activities		―	(24,820)	(230)		―	(25,050)
Financing activities:
Proceeds from long-term debt		―	―	―		―	―
Payments of long-term debt and capital leases		―	(2,879)	(48)		―	(2,927)
Payments of loan costs		―	―	―		―	―
Cash provided by (used in) intercompany activity		1,324	(1,102)	(222)		―	―
Exercise of stock options		―	―	―		―	―

Net cash provided by (used in) financing activities		1,324	(3,981)	(270)		―	(2,927)
Net (decrease) increase in cash and cash equivalents		―	(12,198)	119		―	(12,079)
Cash and cash equivalents, beginning of period		―	16,618	194		―	16,812

Cash and cash equivalents, end of period	$	―	$4,420	$313	$	―	$4,733

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Operating activities:
Net income		$4,827	$9,094	$2,135		$(11,229)	$4,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		―	22,839	204		―	23,043
Provision for doubtful accounts		―	41,937	38		―	41,975
Amortization of loan costs		―	1,018	―		―	1,018
Extraordinary loss on extinguishment of debt		2,886	855	―		―	3,741
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		(11,229)	―	―		11,229	―
Accounts receivable		―	(49,632)	325		―	(49,307)
Establishment of accounts receivable of recent acquisitions		―	(1,522)	―		―	(1,522)
Supplies		―	(417)	(57)		―	(474)
Prepaid expenses and other current assets		(38)	(1,265)	(188)		―	(1,491)
Accounts payable		―	(3,591)	(190)		―	(3,781)
Accrued expenses and other current liabilities		(153)	3,043	55		―	2,945
Other liabilities		―	4,216	156		―	4,372

Net cash (used in) provided by operating activities		(3,707)	26,575	2,478		―	25,346
Investing activities:
Acquisitions, including working capital settlement payments		―	(59,106)	―		―	(59,106)
Capital expenditures		―	(20,474)	(9)		―	(20,483)
Other		―	(833)	(5)		―	(838)

Net cash used in investing activities		―	(80,413)	(14)		―	(80,427)
Financing activities:
Proceeds from long-term debt		―	300,000	―		―	300,000
Payments of long-term debt and capital leases		―	(152,645)	(381)		―	(153,026)
Payments of loan costs		―	(14,641)	―		―	(14,641)
Cash provided by (used in) intercompany activity		3,687	(1,419)	(2,268)		―	―
Exercise of stock options		20	―	―		―	20

Net cash provided by (used in) financing activities		3,707	131,295	(2,649)		―	132,353
Net increase (decrease) in cash and cash equivalents		―	77,457	(185)		―	77,272
Cash and cash equivalents, beginning of period		―	11,734	345		―	12,079

Cash and cash equivalents, end of period	$	―	$89,191	$160	$	―	$89,351

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

Overview

                As of March 31, 2002, we owned and operated nine hospitals with a total of 1,838 licensed beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, Chicago, Illinois, and Los Angeles/Orange County, California markets and a prepaid Medicaid managed health plan that serves more than 66,000 members in Phoenix, Arizona.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital and Medical Center, on June 1, 1998.

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

                Effective May 1, 2001, we acquired Phoenix Memorial Hospital and Phoenix Health Plan and acquired certain other non-significant healthcare related businesses during fiscal 2001.  We paid a total of $90.6 million for the fiscal 2001 acquisitions.  We financed these acquisitions through the sale of approximately $32.9 million of our common stock to our existing shareholders, cash on hand and the assumption of certain liabilities of the sellers.

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

                Although we expect the initiatives above to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures.  For the nine months ended March 31, 2002, patient days attributable to managed care, Medicare and Medicaid were 49%, 32% and 8% of total patient days, respectively.  For the nine months ended March 31, 2002, managed care, Medicare and Medicaid payers accounted for 59%, 25% and 6% of total gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases for payers under the prospective payment system.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the nine months ended March 31, 2002, 70% of total surgeries performed were outpatient surgeries compared to 71% for the nine months ended March 31, 2001.  Outpatient revenues as a percentage of total gross revenues for the nine months ended March 31, 2001 and 2002 were 37.5% and 36.0%, respectively.  The percentages between the periods are comparable after excluding the impact of the acquisition of Phoenix Memorial Hospital in May 2001.  Typically, the payments we receive for outpatient procedures are less than those for the same procedure in an inpatient setting.

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

General Trends

                During fiscal year 2002, the Company has experienced a significant increase in its insurance premiums paid to insurance carriers, especially for professional and general liability coverage.  During fiscal 2002, the Company expects to incur insurance premium costs of approximately $7.3 million for professional and general liability and workers compensation coverage in addition to its self-insured retention costs.  The Company’s current policy expires effective May 31, 2002 at which time the Company expects to establish a captive insurance subsidiary through which it will self-insure a portion of its claims liability and purchase excess insurance coverage for losses above individual and aggregate retentions.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers underwriting professional and general liability insurance.  The Company currently has no information that would lead management to believe that this trend is only temporary in nature, and thus there is no assurance that these insurance costs will not have a material adverse effect on our future operating results.

                In August 2001, the Pennsylvania Insurance Commissioner obtained a rehabilitation order for PHICO Insurance Company that gave the Pennsylvania Department of Insurance control over PHICO including its financial operations.  PHICO provided the Company’s professional and general liability coverage during the period June 1, 1999 to May 31, 2000.  On February 1, 2002, PHICO entered into liquidation proceedings.  The Company is aware of multiple claims for which PHICO is responsible under its policy with the Company.  While the Company is unable to predict the outcomes of these claims, management believes that its professional and general liability reserve is adequate to cover such claims should PHICO not be financially able to pay all or a portion of these claims.

                The Company continues to frequently renegotiate contracts with various managed care payers in its markets to improve reimbursement rates and improve operating results and cash flows.  Managed care payers are subject to pricing pressures which often complicates our renegotiation efforts.  Even when renegotiating contracts with improved reimbursement, the Company has, in some instances, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be negatively impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

Results of Operations

                The following tables present a summary of our operating results for the three-month and nine-month periods ended March 31, 2001 and 2002.

	(Unaudited) Three months ended March 31,

	2001		2002
	Amount	%	Amount	%

	(In millions)
Revenues	$166.3	100.0%	$235.9	100.0%

Salaries and benefits	83.5	50.2%	99.2	42.1%
Medical claims expense	4.2	2.5%	34.9	14.8%
Supplies	23.2	14.0%	30.0	12.7%
Other operating expenses	27.7	16.7%	36.9	15.6%
Provision for doubtful accounts	10.2	6.1%	11.9	5.1%

EBITDA (1)	17.5	10.5%	23.0	9.7%
Depreciation and amortization	6.1	3.7%	8.7	3.7%
Interest expense, net	4.1	2.5%	7.2	3.0%
Minority interests and other non-operating expenses	0.1	0.0%	0.1	0.0%

Income before income taxes and extraordinary item	7.2	4.3%	7.0	3.0%
Provision for income taxes	0.4	0.2%	2.8	1.2%

Income before extraordinary item	6.8	4.1%	4.2	1.8%
Extraordinary gain on extinguishment of debt (tax benefit of of $2.2 for the three months ended March 31, 2002)	―	0.0%	2.2	0.9%

Net income	$6.8	4.1%	$6.4	2.7%

	(Unaudited) Nine months ended March 31,
	2001		2002
	Amount	%	Amount	%

	(In millions)
Revenues	$480.6	100.0%	$666.4	100.0%

Salaries and benefits	238.8	49.7%	281.1	42.2%
Medical claims expense	11.9	2.5%	97.4	14.6%
Supplies	67.2	14.0%	83.5	12.5%
Other operating expenses	81.7	17.0%	107.0	16.1%
Provision for doubtful accounts	43.4	9.0%	42.0	6.3%

EBITDA (1)	37.6	7.8%	55.4	8.3%
Depreciation and amortization	18.4	3.8%	23.1	3.5%
Interest expense, net	12.6	2.6%	20.4	3.0%
Minority interests and other non-operating expenses	0.5	0.1%	(0.2)	0.0%

Income before income taxes and extraordinary item	6.1	1.3%	12.1	1.8%
Provision for income taxes	0.5	0.1%	3.5	0.5%

Income before extraordinary item	5.6	1.2%	8.6	1.3%
Extraordinary loss on extinguishment of debt (net of tax benefit of $2.9 for the nine months ended March 31, 2002)	―	0.0%	3.8	0.6%

Net income	$5.6	1.2%	$4.8	0.7%

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

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2001	2002	2001	2002

Number of hospitals at the end of period	7	9	7	9
Licensed beds	1,481	1,838	1,481	1,838
Discharges	16,704	19,735	48,091	55,362
Adjusted discharges (hospitals)	24,706	28,684	73,247	81,677
Average length of stay	4.23	4.18	4.11	4.06
Patient days	70,726	82,550	197,622	224,845
Adjusted patient days (hospitals)	104,196	120,065	299,704	331,585

Three months ended March 31, 2002 compared to three months ended March 31, 2001

                Revenues were $235.9 million for the three months ended March 31, 2002, compared to $166.3 million for the three months ended March 31, 2001, an increase of $69.6 million or 41.9%.  Acquisitions during fiscal 2001 and 2002 accounted for $76.3 million of the increase in revenues during the three months ended March 31, 2002.  On a same-store basis, patient days decreased by 3.2% for the three months ended March 31, 2002 compared to the prior year period, while adjusted patient days (calculation includes a factor for outpatient volume) decreased by 3.9% for the three months ended March 31, 2002 compared to the prior year period.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 6.0% on a same-store basis for the three months ended March 31, 2002 compared to the prior year period.  Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 20.8% of our total revenues for the three months ended March 31, 2002, and increased significantly from the same prior year period due to the acquisition of Phoenix Health Plan (the “Plan”) in May 2001.

                Salaries and benefits expense was $99.2 million for the three months ended March 31, 2002, compared to $83.5 million for the three months ended March 31, 2001, an increase of $15.7 million or 18.8%.  Of this increase, $18.3 million related to the fiscal 2001 and 2002 acquisitions.  Salaries and benefits expense as a percentage of revenues decreased from 50.2% for the three months ended March 31, 2001 to 42.1% for the three months ended March 31, 2002.  This decrease is due to the fact that the acquired entities, which include a Medicaid health plan and outpatient radiology clinics, are much less labor-intensive than the Company’s hospitals.

                Medical claims expense was $34.9 million for the three months ended March 31, 2002, compared to $4.2 million for the three months ended March 31, 2001, an increase of $30.7 million.  The increase is due to the May 2001 acquisition of Phoenix Health Plan.  Medical claims expense represents the amounts paid by the Plan for health care services provided to its members including an estimate of incurred but not reported claims.  Revenues and expenses between the Plan and the Company’s wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies expense was $30.0 million for the three months ended March 31, 2002, compared to $23.2 million for the three months ended March 31, 2001, an increase of $6.8 million or 29.3%.  Acquisitions during fiscal 2001 and 2002 accounted for approximately $5.4 million of the increase.  Supplies expense as a percentage of revenues decreased from 14.0% for the three months ended March 31, 2001 to 12.7% for the three months ended March 31, 2002, due to the reduced utilization of medical supplies of the acquired entities including Phoenix Health Plan which has very minimal supplies costs.  Supplies expense on a same-store basis increased from 14.0% of revenues for the three months ended March 31, 2001 to 15.4% for the three months ended March 31, 2002.  This increase is due to increased pharmaceutical and other supply costs that the Company is managing through price increases and payer renegotiations.

                Other operating expenses were $36.9 million for the three months ended March 31, 2002, compared to $27.7 million for the three months ended March 31, 2001, an increase of $9.2 million or 33.2%.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, insurance, utilities and non-income taxes.  The fiscal 2001 and 2002 acquisitions accounted for approximately $10.4 million of the increase.  On a same-store basis, other operating expenses as a percentage of revenues decreased from 16.7% for the three months ended March 31, 2001 to 16.6% for the three months ended March 31, 2002.

                The provision for doubtful accounts was $11.9 million for the three months ended March 31, 2002, compared to $10.2 million for the three months ended March 31, 2001, an increase of 16.7%.  The provision for doubtful accounts for the fiscal 2001 and 2002 acquisitions was approximately $1.5 million.  The provision for doubtful accounts as a percentage of revenue decreased from 6.1% for the three months ended March 31, 2001 to 5.1% for the three months ended March 31, 2002.  The decrease in the provision for doubtful accounts is due to the acquisition of Phoenix Health Plan, which has significant revenues and no provision for doubtful accounts.  On a same-store basis, the provision for doubtful accounts increased by $0.2 million representing an increase as a percentage of revenues from 6.1% for the three months ended March 31, 2001 to 6.5% for the three months ended March 31, 2002.

                Depreciation and amortization expense was $8.7 million for the three months ended March 31, 2002, compared to $6.1 million for the prior year period, an increase of $2.6 million or 42.6%.  Substantially all of the increase relates to the depreciation and amortization expense for the property, plant and equipment and intangible assets acquired during fiscal 2001 and 2002.  The remaining increase relates to capital expenditures subsequent to March 31, 2001.  On July 1, 2001, the

Company adopted the provisions of SFAS 141 and 142 resulting in re-allocations of the excess purchase price over net assets acquired to goodwill and identifiable intangible assets.  Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests.  The suspension of goodwill amortization and the changes in classifications of identifiable intangible assets and related remaining useful lives resulted in a decrease in amortization expense of approximately $1.2 million for the three months ended March 31, 2002.

                Net interest expense was $7.2 million for the three months ended March 31, 2002, compared to $4.1 million for the prior year period, an increase of $3.1 million or 75.6%.  The increase in net interest expense is due to the issuance of $300 million of subordinated notes on July 30, 2001 offset by the repayment of the amounts outstanding under the 2000 credit facility and other outstanding term loans of approximately $147.8 million.  In addition, the Company incurred deferred loan costs of approximately $11.5 million related to the issuance of the subordinated notes and $3.5 million for the establishment of the 2001 credit facility.  The deferred loan costs are being amortized over the respective lives of the notes and the 2001 credit facility.  The aforementioned increases to net interest expense were offset by an increase in interest income on invested cash of approximately $0.4 million for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

                Minority interests represent the third party portion of earnings of certain non-wholly owned affiliates of the Company included in the Company’s condensed consolidated statements of operations.  Minority interests were $0.1 million for the three months ended March 31, 2001 and 2002.

                Income before income taxes and extraordinary item decreased to $7.0 million for the three months ended March 31, 2002 from $7.2 million for the prior year period.  The 2001 and 2002 acquired entities generated income before income taxes and extraordinary item of $3.3 million.

                The provision for income taxes was $2.8 million for the three months ended March 31, 2002, compared to $0.4 million for the comparable period of 2001.  These provisions reflect effective tax rates of 40.0% and 5.6% for the three-month periods ended March 31, 2002 and 2001, respectively.  The valuation allowance that offsets our deferred tax assets decreased $2.5 million for the three months ended March 31, 2001, resulting in a decrease in our effective tax rates.  The extraordinary gain on extinguishment of debt reflects a tax benefit of $2.2 million for the three months ended March 31, 2002.

Nine months ended March 31, 2002 compared to the nine months ended March 31, 2001

                Revenues were $666.4 million for the nine months ended March 31, 2002, compared to $480.6 million for the prior year period, an increase of $185.8 million or 38.7%.  Acquisitions during fiscal 2001 and 2002 accounted for $192.0 million of the increase in revenues during the nine months ended March 31, 2002.  On a same-store basis, patient days decreased 0.2% for the nine months ended March 31, 2002 compared to the prior year period, while adjusted patient days (calculation includes a factor for outpatient volume) decreased 2.1% for the nine months ended March 31, 2002 compared to the prior year period.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 4.5% on a same-store basis for the nine months ended March 31, 2002 compared to the prior year period.  Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 20.4% of our total revenues for the nine months ended March 31, 2002, and increased significantly from the same prior year period due to the acquisition of Phoenix Health Plan in May 2001.

                Salaries and benefits expense was $281.1 million for the nine months ended March 31, 2002, compared to $238.8 million for the prior year period, an increase of $42.3 million or 17.7%.  Of this increase, $40.7 million related to fiscal 2001 and 2002 acquisitions.  Salaries and benefits expense as a percentage of revenues decreased from 49.7% for the nine months ended March 31, 2001 to 42.2% for the nine months ended March 31, 2002.  This decrease is due to the less labor-intensive operations of the acquired entities, which include a Medicaid health plan and outpatient radiology clinics.

                Medical claims expense was $97.4 million for the nine months ended March 31, 2002, compared to $11.9 million for the prior year period, an increase of $85.5 million.  The increase is due to the acquisition of Phoenix Health Plan, a Medicaid health plan in Phoenix, Arizona, with over 66,000 members.  Medical claims expense represents the amounts paid by the Plan for health care services provided to its members including an estimate of incurred but not reported claims.

Revenues and expenses between the Plan and the Company’s wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies expense was $83.5 million for the nine months ended March 31, 2002, compared to $67.2 million for the prior year period, an increase of $16.3 million or 24.3%.  Acquisitions during fiscal 2001 and 2002 accounted for approximately $11.5 million of the increase.  Supplies expense as a percentage of revenues decreased from 14.0% for the nine months ended March 31, 2001 to 12.5% for the nine months ended March 31, 2002 as a result of decreased utilization of supplies by the acquired entities including Phoenix Health Plan which has very minimal supplies costs.  Supplies expense on a same-store basis increased from 14.0% of revenues for the nine months ended March 31, 2001 to 15.2% for the nine months ended March 31, 2002.  This increase is due to increased pharmaceutical and other supply costs that the Company is managing through price increases and payer renegotiations.

                Other operating expenses were $107.0 million for the nine months ended March 31, 2002, compared to $81.7 million for the prior year period, an increase of $25.3 million or 31.0%.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, insurance, utilities and non-income taxes.  The fiscal 2001 and 2002 acquisitions accounted for approximately $24.6 million of the increase.  On a same-store basis, other operating expenses as a percentage of revenues increased from 17.0% for the nine months ended March 31, 2001 to 17.4% for the nine months ended March 31, 2002 primarily due to increases in malpractice insurance and professional fees.

                The provision for doubtful accounts was $42.0 million for the nine months ended March 31, 2002, compared to $43.4 million for the prior year period.  The provision for doubtful accounts for the fiscal 2001 and 2002 acquisitions was $5.2 million.  The provision for doubtful accounts as a percentage of revenues decreased from 9.0% for the nine months ended March 31, 2001 to 6.3% for the nine months ended March 31, 2002.  On a same-store basis, the provision for doubtful accounts decreased by $6.6 million representing a decrease as a percentage of revenues from 9.0% for the nine months ended March 31, 2001 to 7.8% for the nine months ended March 31, 2002.  The decrease in the provision for doubtful accounts is due to several factors:  (1) an increase in the provision for doubtful accounts during the first six months of fiscal 2001 due to the integration of the hospital acquired during fiscal 2000 to the Company’s methodology of estimating and recording the provision for doubtful accounts, (2) the acquisition of Phoenix Health Plan, which has significant revenues and no provision for doubtful accounts and (3) focused efforts by management to improve billing and collections processes and increase productivity of the hospital business offices.

                Depreciation and amortization expense was $23.1 million for the nine months ended March 31, 2002, compared to $18.4 million for the prior year period, an increase of $4.7 million or 25.5%.  Substantially all of the increase relates to the depreciation and amortization expense for the property, plant and equipment and intangible assets acquired during fiscal 2001 and 2002.  The remaining increase relates to capital expenditures subsequent to March 31, 2001.  On July 1, 2001, the Company adopted the provisions of SFAS 141 and 142 resulting in re-allocations of the excess purchase price over net assets acquired to goodwill and identifiable intangible assets.  Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests.  The suspension of goodwill amortization and the changes in classifications of identifiable intangible assets and related remaining useful lives resulted in a decrease in amortization expense of approximately $3.4 million for the nine months ended March 31, 2002.

                Net interest expense was $20.4 million for the nine months ended March 31, 2002, compared to $12.6 million for the prior year period, an increase of $7.8 million or 61.9%.  The increase in net interest expense relates to the issuance of $300 million of subordinated notes on July 30, 2001 offset by the repayment of the amounts outstanding under the 2000 credit facility and other outstanding term loans of approximately $147.8 million.  In addition, the Company incurred deferred loan costs of approximately $11.5 million related to the issuance of the subordinated notes and $3.5 million for the establishment of the 2001 credit facility.  The deferred loan costs are being amortized over the respective lives of the notes and the 2001 credit facility.  The aforementioned increases to net interest expense were offset by an increase in interest income on invested cash of approximately $1.8 million for the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001.

                Minority interests represent the third party portion of earnings of certain non-wholly owned affiliates of the Company included in the Company’s condensed consolidated statements of operations.  Minority interests increased from $0.3 million for the nine months ended March 31, 2001 to $0.5 million for the nine months ended March 31, 2002.  Other non-operating expenses for the nine months ended March 31, 2002 include gains totaling $0.7 million for equity method income and asset sales.

                Income before income taxes and extraordinary item increased to $12.1 million for the nine months ended March 31, 2002, from $6.1 million for the prior year period.  Approximately $8.4 million of this increase relates to entities acquired during fiscal 2001 and 2002, with a decrease of $2.4 million attributable to same-store net income before income taxes and extraordinary item.

                The provision for income taxes was $3.5 million for the nine months ended March 31, 2002, compared to $0.5 million for the comparable period of 2001.  These provisions reflect effective tax rates of 28.9% and 8.2% for the nine months ended March 31, 2002 and 2001, respectively.  The valuation allowance that offsets our deferred tax assets decreased by $1.4 million and $2.4 million for the nine months ended March 31, 2002 and 2001, respectively, resulting in a decrease in our effective tax rates.  The extraordinary loss on extinguishment of debt is net of a tax benefit of $2.9 million for the nine months ended March 31, 2002.

                The Company recorded an extraordinary loss of $3.8 million (net of a tax benefit of $2.9 million) for the nine months ended March 31, 2002.  The extraordinary loss relates to remaining deferred loan costs under the 2000 credit facility that the Company expensed upon entering into the 2001 credit facility in July 2001, fees incurred to terminate its interest rate collar agreement required by the 2000 credit facility and fees incurred to terminate certain lease agreements prior to their maturities.

Liquidity and Capital Resources

                At March 31, 2002, we had working capital of $122.4 million, including cash and cash equivalents of $89.4 million.  Working capital at June 30, 2001 was $18.0 million.  The increase in working capital is primarily due to an increase in cash from the issuance of the Company’s subordinated notes due 2011 on July 30, 2001.  Cash provided by operating activities increased from $15.9 million for the nine months ended March 31, 2001 to $25.3 million for the nine months ended March 31, 2002.  The Company was able to generate cash flows from operations through improved earnings before interest, taxes, depreciation and amortization, improved collections on accounts receivable and as a result of the timing of payments of accrued expenses and other current liabilities.

                Cash used in investing activities increased from $25.1 million for the nine months ended March 31, 2001 to $80.4 million for the nine months ended March 31, 2002.  The Company decreased capital expenditures from $21.0 million for the nine months ended March 31, 2001 to $20.5 million for the nine months ended March 31, 2002.  The funding of capital expenditures is in large part subject to the timing of certain capital projects at Maryvale Hospital and Medical Center, Arrowhead Community Hospital and Medical Center and Phoenix Baptist Hospital and Medical Center required as part of the respective purchase agreements for these facilities.  As of March 31, 2002, the Company has funded approximately $28.0 of its $65.0 million commitment for these projects, and the Company expects to complete these projects during the next two to five years.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.  The decrease in capital expenditures was offset by an increase in acquisition expenditures of approximately $57.4 million from the nine months ended March 31, 2001 to the nine months ended March 31, 2002 primarily due to the Paradise Valley acquisition and a working capital settlement payment made for the acquisition of Phoenix Health Plan.

                Cash provided by financing activities was $132.4 million for the nine months ended March 31, 2002, an increase of $135.3 million from the deficit of $2.9 million for the nine months ended March 31, 2001.  The increase was primarily attributable to the issuance of $300 million of subordinated notes offset by the repayment of (1) the 2000 credit facility, (2) early buyouts of certain capital leases and (3) payments of deferred loan costs incurred as part of the issuance of the subordinated notes and the execution of the binding documents in respect of the 2001 credit facility.

                As of March 31, 2002, we had 21,600 shares of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  The Company originally issued 20,000 shares of PIK Preferred Stock on February 1, 2000 in connection with the acquisition of MacNeal Hospital.  The Company currently intends to issue and record paid in kind dividends annually at 8% of the liquidation value of the PIK Preferred Stock until January 31, 2008 and to pay cash dividends thereafter until the January 31, 2015 maturity date.  On April 1, 2002, the Company issued 1,728 shares of PIK Preferred Stock, which represents the 2002 stock dividend.   The PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.

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

                The Company is subject to certain restrictive and financial covenants under the 2001 credit facility including an EBITDA to debt ratio and interest coverage ratio.  Should the Company’s results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 credit facility could become immediately payable and additional borrowings could be restricted.  As of March 31, 2002, the only amounts drawn against the 2001 credit facility are letters of credit totaling approximately $5.6 million.  However, restrictions on additional borrowings under the 2001 credit facility could significantly impact the Company’s acquisition growth objectives.  The Company is in compliance with all such covenants as of March 31, 2002.

                The following table reflects a summary of obligations and commitments outstanding with payment dates as of March 31, 2002.

	Payments due by period

	Less than 1 year

			1-3 years		4-5 years		After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$	―	$	―	$	―	$300.0	$300.0
Capital lease obligations		3.6		4.1		0.5	―	8.2
Operating leases		11.3		15.6		9.0	26.0	61.9
Other long-term obligations		0.1		0.3		0.3	1.5	2.2

Subtotal		$15.0		$20.0		$9.8	$327.5	$372.3

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years		After 5 years		Total

Other Commitments:	(In millions)
Construction commitments	$27.0	$19.8	$	―	$	―	$46.8
Guarantees of surety bonds	9.5	3.0		―		―	12.5
Letters of credit	―	―		5.6		―	5.6
Capital expenditure commitments	6.8	14.8		14.3		1.2	37.1
Physician commitments	1.3	―		―		―	1.3
Other commitments	0.1	0.1		0.1		0.7	1.0

Subtotal	$44.7	$37.7		$20.0		$1.9	$104.3

Total obligations and commitments	$59.7	$57.7		$29.8		$329.4	$476.6

                The health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending.  However, our hospitals and related outpatient service providers may be indirectly negatively impacted to the extent such economic conditions result in decreased reimbursements to us by federal or state governments or managed care payers.  Management is not aware of any economic trends that would lead us to believe that we will not be able to remain in compliance with all debt covenants and meet all required obligations and commitments in the near future.

Critical Accounting Policies

                Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements.  We base our estimates on historical experience and other information currently available, the results of which form the basis of our estimates and assumptions.  While we believe our estimation processes are reasonable, actual results could differ from those estimates.  The following represent the estimates that we consider most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

                Allowance for Doubtful Accounts.  The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows.  The allowance for doubtful accounts is approximately 13.8% of the accounts receivable balance net of contractual discounts as of March 31, 2002.  The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding.  The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  The Company continually monitors its accounts receivable balances and utilizes cash collections data to support the basis for its estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations could have a significant impact on the Company’s results of operations and cash flows.

                Allowance for Contractual Discounts.  The percentage of the Company’s revenues derived from Medicare and managed care patients continues to increase.  For the nine months ended March 31, 2002, Medicare and managed care revenues accounted for 84.0% of total gross revenues.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation.  We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms.  Management has invested significant resources in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

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

                Medical Claims Reserves.  With the acquisition of Phoenix Health Plan in June 2001, medical claims expense as a percentage of revenues has increased to 14.6% for the nine months ended March 31, 2002, as compared to 2.5% for the prior-year period.  Given the increased patient enrollment for our health plans, the medical claims reserve has continually increased.  The Company estimates the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the nine months ended March 31, 2002, approximately 16.7% of the medical claims expenses for our health plans were paid to hospitals and other related health care entities also under our ownership, which are eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                The Company is exposed to market risk related to changes in interest rates.  The Company has $300 million of senior subordinated notes outstanding as of March 31, 2002.  During February 2002, the Company entered into an agreement with Bank of America, N.A. to swap its 9.75% fixed rate of interest on a notional amount of $100 million of the notes to a variable rate.  The Company continues to incur interest at a fixed rate of 9.75% on the remaining $200 million of notes.

                The Company records interest expense on the $100 million of notes subject to the swap agreement based upon the projected variable rate in effect as of first settlement date of August 1, 2002.  A 1% increase (decrease) in this projected rate would result in an increase (decrease) to recorded interest expense of $125,000 for the three months and nine months ended March 31, 2002.  This estimated change to interest expense considers hypothetical interest rates on the Company’s borrowing costs and long-term debt balances but does not consider the effects, if any, of potential changes in the Company’s credit ratings or overall economic activity.  In the event of significant changes in interest rates, management would expect to take actions to mitigate its exposure to such risks.

PART II
OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

(c)           On January 31, 2002,  the registrant  issued to Rhett D. Thurman, a former member of management, 2 shares of the registrant’s  common stock, for an aggregate purchase price of $3,402.36, upon his exercise of stock options previously issued to him under the registrant’s 1998 Stock Option Plan.  This purchase of common stock was for cash consideration at a purchase price of $1,701.18 per share.  This transaction was not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 4(2) thereof for a transaction not involving any public offering.

Item 6.    Exhibits And Reports On Form 8-K

                (a)           Exhibits

                                Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

                (b)           Reports on Form 8-K

                                No Reports on Form 8-K were filed with the Securities and Exchange Commission by the registrant during the registrant’s quarterly period ended March 31, 2002.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.

DATE: May 14, 2002	By:	/s/ Phillip W. Roe
Phillip W. Roe Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
12	Computation of Ratio of Earnings to Fixed Charges