Form 10-K
period 2002-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2002-09-19
CIK 1045829

"./jun302002_10k_files/editdata.mso" /> VANGUARD HEALTH SYSTEMS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-K
_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

Securities Registered Pursuant to Section 12(b) of the Act:   None

Securities Registered Pursuant to Section 12(g) of the Act.   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒   No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.      ☒

     There were 203,308 shares of registrant’s common stock outstanding as of September 15, 2002 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

-i-

VANGUARD HEALTH SYSTEMS, INC.

PART I

Item 1.    Business.

Company Overview

                We are an owner and operator of acute care hospitals and other health care facilities principally in urban and suburban markets.  We were incorporated in the State of Delaware in July 1997 and acquired our first hospital in 1998.  We have grown steadily since 1998 through a series of acquisitions.  As of June 30, 2002, we owned ten hospitals with a total of 2,207 licensed beds and complementary outpatient service facilities providing health care services to the following three markets:

                •   metropolitan Phoenix, Arizona
                •   metropolitan Los Angeles/Orange County, California
                •   metropolitan Chicago, Illinois

We also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served more than 68,500 members in Arizona as of June 30, 2002; and MacNeal Health Providers which had responsibility for, under capitated contracts, approximately 54,000 member lives in metropolitan Chicago, Illinois as of June 30, 2002.

                We selectively acquire hospitals where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other complementary health care facilities or a single well-positioned facility.  We have financed our acquisitions with equity capital provided by management and various funds controlled by Morgan Stanley Capital Partners and with debt.  During fiscal year 2002, we acquired the assets of Paradise Valley Hospital, a 162-bed acute care hospital located in Phoenix, Arizona, and Louis A. Weiss Memorial Hospital, a 369-bed acute care hospital located in Chicago, Illinois.  Concurrently with the acquisition of Louis A. Weiss Memorial Hospital, our consolidated subsidiary which purchased the hospital issued 19.9% of its outstanding capital stock to the University of Chicago Hospitals.  We own the remaining 80.1% of the consolidated subsidiary which owns Louis A. Weiss Memorial Hospital.

                Our principal executive offices are located at 20 Burton Hills Boulevard, Suite 100, Nashville, Tennessee, 37215 and our telephone number at that address is (615) 665-6000.  Our corporate website address is www.vanguardhealth.com.  Information contained on our website does not constitute part of this Annual Report on Form 10-K.  The terms “we”, “our”, “the Company”, “us”, “registrant” and “Vanguard” as used in this report refer to Vanguard Health Systems, Inc. and its subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Vanguard Health Systems, Inc.  “Subsidiaries” means direct and indirect corporate subsidiaries of Vanguard Health Systems, Inc. and partnerships, joint ventures and limited liability companies in which such subsidiaries are partners or members.

Competitive Strengths

                Diversified portfolio of assets with a broad range of services.  We own and operate high-quality facilities in three separate geographic markets, which diversifies our revenue base and reduces our exposure to any one market.  Our hospitals offer general acute care services, including intensive care and coronary care units, radiology, orthopedic, oncology and outpatient services and selected tertiary care services, including open-heart surgery and level II neonatal intensive care.  In determining the types of services we provide, we actively assess the specific local needs of our communities.  We utilize our individual facilities or a network of integrated facilities in the area to meet these needs.  We believe that our ability to leverage our network of facilities allows us not only to provide a broad range of services in a market, but also to provide them in an efficient and cost-effective manner.  For example, in our metropolitan Los Angeles/Orange County, California market, we consolidated the obstetrics units at two hospitals into one.  The combined unit was strengthened through increased patient volumes, more efficient staffing, higher quality of care and lower operating costs, while making additional space and resources available at the discontinued unit which we now use to provide other services.

                Concentrated local market positions in attractive markets.  Eight of our ten hospitals are located in the metropolitan Phoenix, Arizona, and metropolitan Los Angeles/Orange County, California, markets.  We entered these markets because of their favorable demographics, competitive landscape, payer mix and potential for future complementary acquisitions and expansion.  The U.S. Census Bureau estimates the population for these two markets to grow by 13.4% and 6.2%, respectively, between 2000 and 2005, rates that exceed the projected national average of 4.5%.  We have further strengthened our presence in these markets through the acquisitions we have made and the networks of facilities we have formed.  Our acquisition of Paradise Valley Hospital in November 2001 has enabled us to broaden our delivery of health care services to the northeast region of metropolitan Phoenix.  We entered the metropolitan Chicago, Illinois, market by acquiring a single, well-positioned and highly-regarded hospital (MacNeal Hospital) and a network of primary care centers in a market that has a favorable payer base.  Moreover, in June 2002, we added a second facility in Chicago (Louis A. Weiss Memorial Hospital) by acquiring an 80.1% interest in a distinguished community hospital linked to a leading academic medical center, and we are pleased that the health care affiliate of the University of Chicago has chosen to remain our joint venture partner in this hospital.  These two hospitals in the Chicago area offer us opportunities to improve further the quality and breadth of services being provided, as well as to reduce operating costs.

                Proven ability to complete and integrate acquisitions.  As of June 30, 2002, we have successfully completed the acquisition of ten hospitals and related complementary outpatient service locations and a prepaid Medicaid managed health plan.  We believe our success at completing acquisitions is due in large part to our disciplined approach to making acquisitions.  Before we acquire a facility we carefully review its financial results and operating environment and develop a strategic plan that will confirm the feasibility of improving its operating performance.  In identifying ways to achieve this improvement, we consider a variety of alternatives such as expanding services, reducing operating costs, upgrading or rationalizing information systems, implementing more efficient staffing, improving supply arrangements and improving billing and collection procedures.

                Strong management team with significant equity investment.  Our senior management has an average of more than 20 years of experience in the health care industry at various organizations, including OrNda Healthcorp and HCA, Inc.  Almost all of our senior management has been with us since our founding in 1997, and twelve of our fifteen members of senior management have worked together managing health care companies for up to twenty years, either continuously or from time to time.  We believe that the experience and continuity of our management team greatly enhances the effective operation of the Company.  Our senior management also has a history of success in managing private and publicly-owned hospital companies through periods of rapid growth, operating turnaround and financial restructuring.  As of June 30, 2002, senior management has invested over $23 million in the Company and owns more than 18% of our outstanding shares of common stock.  We also rely on strong local management teams at each of our facilities.  Our local management teams work with our patients, physicians and payers to identify the medical service needs of the local communities we serve and develop clinical programs and capital expenditure plans to meet those needs.  In addition, the local management teams recruit physicians to our hospitals and directly supervise the quality of patient care.

Business Strategy

                Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  The following represent key elements of our business strategy:

                Grow Through Selective Acquisitions.  We will continue to pursue acquisitions that either expand our network and presence in our existing markets or allow us to enter new urban or suburban markets.   In evaluating potential acquisitions, we will continue to focus on several important factors including the following:

                •  population growth
                •  demographics
                •  payer mix
                •  existing competition
                •  opportunities to improve financial performance
                •  opportunities to expand services

Further, in entering a new market, we evaluate the opportunity to develop a local network of hospitals through additional acquisitions within the market as we have done in each of our current markets.  We believe that we will continue to have substantial acquisition opportunities as other health care providers choose to divest facilities and as independent hospitals, particularly not-for-profit hospitals, seek to capitalize on the benefits of becoming part of a larger hospital company.  In addition to acquisitions, we will also evaluate the possibility of constructing new facilities and pursuing strategic partnerships or joint ventures with existing owners to expand our existing market presence or enter new markets.  We are currently constructing a new hospital in the western part of metropolitan Phoenix, Arizona, which will expand our presence in a growing part of the Phoenix market that is currently underserved.

                Improve Operating Margins and Efficiency.  We seek to position ourselves as a cost-effective provider of health care services in each of our markets.  As a result, we will continue to implement initiatives at each of our facilities to further improve the financial performance and operating efficiency of their operations.  Some of our key initiatives include:

                •   selectively upgrading information systems to provide more accurate and timely clinical and financial information or rationalizing legacy systems to provide information on a more cost-effective basis;

                •   improving our billing and collection processes to maximize collections and reduce bad debts;

                •   implementing more efficient staffing, supply utilization and inventory management; centralizing certain administrative and business office functions within a local market or at the corporate level and reducing outsourcing arrangements; and

                •   capitalizing on purchasing efficiencies through our relationship with HealthTrust Purchasing Group, a leading national health care group purchasing organization.

                Increase Revenues Through Expansion of Services.  We will continue to expand our facilities and range of services based on the needs of the communities we serve.  For example, we have added open-heart surgery at MacNeal Hospital and opened an outpatient surgery center in Orange County.  Our local management teams work closely with patients, payers, physicians and medical staff to identify and prioritize the health care needs of the individual communities.  We intend to continue to make investments at our facilities to:

                •  expand emergency room and operating room capacity;
                •  improve the convenience, quality and breadth of our outpatient services;
                •  upgrade and expand specialty services, including cardiology, oncology and obstetrics; and
                •  update our medical equipment technology, including diagnostic and imaging equipment.

                Recruit New Physicians and Maintain Strong Relationships with Existing Physicians.  We believe that maintaining strong relationships with physicians in each of our markets improves the quality of services that our hospitals provide and broadens our access to patients and payers.  We recruit both primary and specialty physicians who can provide services that we believe are currently underserved and in demand at our facilities.  We intend to sustain and strengthen our recruitment and retention initiatives by:

                •  providing physicians high quality facilities in which to practice;
                •  providing a broad array of services within the integrated health network ;
                •  offering quality training programs;
                •  providing remote access to clinical information; and
                •  leasing convenient office space adjacent to our facilities.

                In the metropolitan Chicago market, we have affiliations with the University of Chicago, since their health care affiliate is our joint venture partner in Louis A. Weiss Memorial Hospital and since we host some of their medical residency programs at Louis A. Weiss Memorial Hospital and MacNeal Hospital.  These affiliations have been a particularly important element in our ability to attract quality physicians to our hospitals and the local community.  We believe that as we continue to strengthen our position in each of our markets, we will be even better positioned to attract physicians to our facilities.

                Continue to Develop Favorable Managed Care Relationships.  We plan to increase the number of patients at our facilities and improve our profitability by negotiating more favorable terms with managed care plans and by entering into contracts with additional managed care plans.  We believe that we are attractive to managed care plans because of the geographic and demographic coverage of our facilities in their respective markets, the quality and breadth of our services and the expertise of our physicians.  Further, we believe that as we increase our presence and competitive position in our markets, particularly as we develop our networks of hospitals, we will be increasingly attractive to managed care plans and will be even better positioned to negotiate more favorable managed care contracts.

Our Facilities

                We owned and operated ten acute care hospitals as of June 30, 2002.  The following table contains information concerning our hospitals:

Hospital	City	State	Licensed Beds	Date Acquired

Arrowhead Community Hospital and Medical Center	Glendale	AZ	115	June 1, 2000
Maryvale Hospital Medical Center	Phoenix	AZ	239	June 1, 1998
Phoenix Baptist Hospital and Medical Center	Phoenix	AZ	209	June 1, 2000
Phoenix Memorial Hospital	Phoenix	AZ	195	May 1, 2001
Paradise Valley Hospital	Phoenix	AZ	162	November 1, 2001
Huntington Beach Hospital	Huntington Beach	CA	131	September 1, 1999
La Palma Intercommunity Hospital	La Palma	CA	141	April 1, 2000
West Anaheim Medical Center	Anaheim	CA	219	September 1, 1999
Louis A. Weiss Memorial Hospital (1)	Chicago	IL	369	June 1, 2002
MacNeal Hospital	Berwyn	IL	427	February 1, 2000

____________________
(1)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

                In certain circumstances involving the purchase of a not-for-profit hospital, we have agreed and in the future may agree to certain limitations on our ability to sell those facilities.  In particular, when we acquired MacNeal Hospital in February 2000, we granted to the seller for three years after closing a right of first refusal to purchase the hospital if we agreed to sell it to a third party, at the same price on which we agreed to sell it to the third party.  In addition, when we acquired Phoenix Baptist Hospital and Medical Center and Arrowhead Community Hospital and Medical Center in June 2000, we agreed not to sell either hospital for five years after closing and granted to the Foundation for Baptist Health Systems for ten years after closing a right of first refusal to purchase either hospital if we agreed to sell it to a third party, at the same price on which we agreed to sell that hospital to the third party.

Hospital Operations

                Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services, as well as select tertiary services such as open-heart surgery and level II neonatal intensive care.  Our hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy.  We also provide outpatient services at our ambulatory surgery centers.  Certain of our hospitals have a limited number of psychiatric beds.

                Our senior management team has extensive experience in operating multi-facility hospital networks and focuses on strategic planning for our facilities.  A hospital’s local management team is generally comprised of a chief executive officer, chief financial officer and chief nursing officer.  Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies through the expansion of offered services and the recruitment of physicians in each community, as well as plans to improve operating efficiencies and reduce costs.  We believe that the ability of each local management team to identify and meet the needs of our patients, medical staffs and the community as a whole is critical to the success of our hospitals.  We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan.

                Boards of trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital administrator, advise the local management teams.  Members of each board of trustees are identified and recommended by our local management teams and serve three-year staggered terms.  The boards of trustees establish policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards.  We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.

                We believe that the most important factors affecting the utilization of a hospital are the quality and market position of the hospital and the number, quality and specialties of physicians and medical staff caring for patients at the facility.  Overall, we believe that the attractiveness of a hospital to patients, physicians and payers depends on its breadth of services, level of technology and emphasis on quality of care and convenience for patients and physicians.  Other factors that affect utilization include local demographics and population growth, local economic conditions and managed care market penetration.

                The following table sets forth certain operating statistics for hospitals owned by us for the periods indicated.  Acute care hospital operations are subject to certain fluctuations due to seasonal cycles of illness and weather, including increased patient utilization during the cold weather months and decreases during holiday periods.

	Year ended June 30,

	1998

		1999	2000	2001	2002

Number of hospitals at end of period	1

		1	7	8	10
Number of licensed beds at end of period (a)	239

		239	1,481	1,676	2,207
Weighted average licensed beds (b)	20

		239	771	1,514	1,815
Discharges (c)	1,191

		12,447	31,864	65,175	75,364
Adjusted discharges - hospitals (d)	1,760

		19,811	50,661	96,774	110,758
Patient days (e)	3,611

		40,906	101,599	266,007	305,370
Adjusted patient days-hospitals (f)	5,455

		64,359	194,496	402,353	452,768
Average length of stay (days) (g)	3.1

		3.2	4.1	4.1	4.1
Average daily census (h)	120.0

		112.0	278.4	728.8	837.0
Occupancy rate (i)	50.2%

		46.9%	46.1%	48.0%	46.0%

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)

Represents the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(d)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient volume and is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.  This computation “equates” outpatient revenues to the indicator used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(e)

Patient days represent the number of days in which patients stay overnight at the hospital during the respective period (overnight stay defined as patients who occupy beds as of midnight of any given day).  Management and certain investors commonly use patient days as an indicator of hospital volume including length of stay factors.

(f)

Adjusted patient days-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient volume representative of admissions and length of stay data.  Adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.

(g)	Average length of stay represents the average number of days admitted patients stay in our hospitals.

(h)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of utilization of inpatient rooms.

                The health care industry has seen a general shift during the past few years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting.  Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions.  However, recent trends seem to indicate that inpatient admissions are starting to recover and will continue to increase as the baby boomer population reaches ages where inpatient admissions become more prevalent.  We have responded to the shift to outpatient services through our ambulatory surgery centers in metropolitan Los Angeles/Orange County, California, our outpatient diagnostic imaging centers in metropolitan Phoenix, Arizona and our network of primary care and occupational medicine centers in metropolitan Chicago, Illinois, along with continued expansion of emergency and outpatient services at our acute hospitals.  We have the resources in place at our hospitals, including quality physicians and nursing staff and technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volume from the baby boomers and have focused on core services including cardiology, neurology, oncology and orthopedics.  We have also implemented sub-acute units such as rehabilitation services, where appropriate, to meet the needs of our patients while increasing volume and increasing staffing efficiencies.

Phoenix Health Plan and MacNeal Health Providers

                Phoenix Health Plan is a prepaid Medicaid managed health plan in the Phoenix, Arizona area that we acquired in connection with the acquisition of Phoenix Memorial Hospital, effective May 1, 2001.  We acquired the Phoenix Health Plan because it enables us to enroll eligible patients in our hospitals into the health plan who otherwise would not be able to pay for their hospital expenses.  In addition, we believe we will also increase the availability of medically necessary services to such patients at our hospitals.  We believe the volume of patients generated through the health plan will help attract quality physicians to our hospitals.

                For the year ended June 30, 2002, we derived approximately $144.9 million of our revenues from Phoenix Health Plan.  Phoenix Health Plan had approximately 68,500 enrollees as of June 30, 2002, and derives substantially all of its revenues through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program.  The contract requires Phoenix Health Plan to arrange for health care services for enrolled Medicaid patients in exchange for fixed periodic payments and supplemental payments from AHCCCS.  Phoenix Health Plan subcontracts with physicians, hospitals and other health care providers to provide services to its enrollees.  These services are provided regardless of the actual costs incurred to provide these services.  We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of health care services that exceed certain thresholds.

                We have provided a performance guaranty in the form of a surety bond in the amount of $12.5 million for the benefit of AHCCCS to support our obligations under the contract to provide and pay for the health care services required.  The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation paid to us.  We currently do not expect a material increase in the amount of the performance guaranty during the next fiscal year.

                Our contract with AHCCCS commenced on October 1, 1997, for an initial term of one year and originally reserved to AHCCCS the annual option to extend the term of the contract through September 30, 2002.  AHCCCS and Phoenix Health Plan amended the contract in October 2001 to extend the term through September 30, 2003.  In the event the contract with AHCCCS is discontinued, our revenues would be reduced and profitability could be adversely affected.

                The operations of MacNeal Health Providers are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2002, we derived approximately $39.9 million of our revenues from MacNeal Health Providers. Substantially all of the revenues of MacNeal Health Providers arose from its contracts with health maintenance organizations under which it took  assignment of capitated-member lives from them. As of June 30, 2002, MacNeal Health Providers had five such contracts in effect covering approximately 54,000 capitated-member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to capture in MacNeal Hospital and its medical staff members as much as possible of the physician and outpatient ancillary services that are required by such capitation arrangements.  In the future we expect the revenues of MacNeal Health Providers to decrease significantly as the health maintenance organizations in the Chicago metropolitan area have announced that they will be moving away from assigning capitated-member lives to health plans like MacNeal Health Providers and moving more to direct fee-for-service arrangements with health care providers.

Proposition 204

                Proposition 204 was passed by Arizona voters in November 2000 and requires that tobacco settlement funds be used to increase the AHCCCS eligibility income limits for full acute care medical coverage to 100% of the Federal poverty level.  Arizona’s share of such settlement funds has been estimated by the State to be $3.2 billion.  Prior to Proposition 204, AHCCCS coverage generally excluded those persons earning more than 34% of the Federal poverty level, but as of October 1, 2001, coverage has been expanded to 100% of the Federal poverty level.  As a result of this initiative, the State of Arizona estimates that the AHCCCS will enroll between 137,600 and 185,000 new, low-income persons between October 2001 and 2005.  The Federal poverty level is a Federal standard that changes each year in April.  Usually, it is adjusted upward by a small percentage.  As of June 30, 2002, the Federal poverty level for a single individual was $8,860 of income per year.  As we expected, the effect of Proposition 204 has been to increase enrollment in the Phoenix Health Plan by our share of the new enrollees, with a corresponding increase in the health plan’s revenues.  In addition, our hospitals in the Phoenix market are now serving more low-income patients who are covered by AHCCCS.  This has increased paid admissions with a governmental payer which provides reimbursement for hospital services.

Sources of Revenues

                We receive payment for patient services from:

                •  the Federal government, primarily under the Medicare program;

                •  state Medicaid programs; and

                •  health maintenance organizations, preferred provider organizations, other private insurers and individual        patients.

                The table below presents the approximate percentage of gross patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,
Patient revenues by payer source	2000	2001	2002

Medicare	22%	20%	25%
Medicaid	6	9	7
Managed care plans	62	62	60
Indemnity and other	10	9	8

Total	100%	100%	100%

                Most of our hospitals offer discounts from established charges to private managed care plans if they are large group purchasers of health care services.  These discount programs limit our ability to increase charges in response to increasing costs.  Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, health maintenance organizations or preferred provider organizations, but are generally responsible for exclusions, deductibles and co-insurance features of their coverages.  Due to rising health care costs, many payers have increased the number of excluded services and the levels of deductibles and co-insurance resulting in a higher portion of the contracted rate due from the individual patients.  Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private managed care plans.

Competition

                The hospital industry is highly competitive.  We currently face competition from established, not-for-profit health care companies, investor-owned hospital companies, large tertiary care centers and outpatient service providers.  In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and health care companies in specific geographic markets.  Continued consolidation in the health care industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future.  Due to the shift to outpatient care and more stringent payer-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients.  Many of our competitors are larger than us and have more financial resources available than we do.  Other not-for-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis.

                One of the most important factors in the competitive position of a hospital is its location, including its geographic coverage and access to patients.  A location convenient to a large population of potential patients or a wide geographic coverage area through hospital networks can make a hospital significantly more competitive.  Another important factor is the scope and quality of services a hospital offers, whether at a single facility or a network of facilities, compared to the services offered by its competitors.  A hospital or network of hospitals that offers a broad range of services and has a strong local market presence is more likely to obtain favorable managed care contracts.  We intend to evaluate changing circumstances in the geographic areas in which we operate on an ongoing basis to ensure that we offer the services and have the access to patients necessary to compete in these managed care markets and, as appropriate, to form our own, or join with others to form, local hospital networks.

                A hospital’s competitive position also depends on the quality and scope of the practices of physicians associated with the hospital.  Physicians refer patients to a hospital primarily on the basis of the quality and scope of services provided by the hospital, the quality of the medical staff and employees affiliated with the hospital, the hospital’s location and the quality and age of the hospital’s equipment and physical plant.  Although physicians may terminate their affiliation with our hospitals, we seek to retain physicians of varied specialties on our medical staffs and to recruit other qualified physicians by maintaining and improving our level of care and providing quality facilities, equipment, employees and services for physicians and their patients.

                The hospital industry and our hospitals continue to have significant unused capacity.  Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative health care delivery services for less acutely ill patients.  Admissions constraints, payer pressures and increased competition are expected to continue.  We endeavor to meet these challenges by expanding many of our facilities to include outpatient centers, offering discounts to private payer groups, upgrading facilities and equipment and offering new or expanded programs and services.

A number of other factors affect our competitive position, including:

                •  our reputation
                •  our managed care contracting relationships
                •  the amounts we charge for our services
                •  parking availability or access to public transportation
                •  the restrictions of state Certificate of Need laws

Employees and Medical Staff

                As of June 30, 2002, we had approximately 9,500 employees, including approximately 3,300 part-time and per diem employees.  Our employees are not subject to collective bargaining agreements, and we consider our employee relations to be good.  In the industry as a whole, and in our markets, there is currently a shortage of nurses and other medical support personnel.  We recruit and retain nurses and medical support personnel by creating desirable, professional work environments and offering competitive wages, benefits and long-term incentives.  In addition, we provide career development and other training programs.  In order to supplement our current employee base, we intend to expand our relationship with colleges, universities and other medical education institutions in our markets and recruit nurses and other medical support personnel from abroad.

                Our hospitals grant staff privileges to licensed physicians who may serve on the medical staffs of multiple hospitals, including hospitals not owned by us.  A physician who is not an employee can terminate his or her affiliation with our hospital at any time.  Although we employ a limited number of physicians, a physician does not have to be an employee of ours to be a member of the medical staff of one of our hospitals.  Any licensed physician may apply to be admitted to the medical staff of any of our hospitals; however, the hospital’s medical staff and board of trustees must approve the admission request.

Compliance Program

                We voluntarily maintain a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all our employees act in compliance with all applicable laws, regulations and company policies.  The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee.  The board of directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the health care industry.  Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program.  Other features of our compliance program include initial and periodic ethics and compliance training and effectiveness reviews, a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to look at all of our payments to physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

Our Information Systems

                We believe that our information systems must cost-effectively meet the needs of our hospital management, medical staff and nurses in the following areas of our business operations:

                •  patient accounting, including billing and collection of revenues;
                •  accounting, financial reporting and payroll;

                •  coding and compliance;
                •  laboratory, radiology and pharmacy systems;
                •  medical records and document storage;
                •  materials and asset management; and
                •  negotiating, pricing and administering our managed care contracts.

                Although we map the information systems from each of our hospitals to one centralized database, we do not automatically standardize our information systems among all of our hospitals.  We carefully review existing systems at the hospitals we acquire and, if a particular information system is unable to cost-effectively meet the operational needs of the hospital, we will convert or upgrade the information system at that hospital to one of several standardized information systems that can cost-effectively meet these needs.

Insurance

                As is typical in the health care industry, we are subject to claims and legal actions by patients and others in the ordinary course of business.  Through May 31, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to pricing pressures and the limited availability of carriers willing to underwrite professional and general liability coverage, we were unable to renew our previous policy with favorable terms upon its expiration on May 31, 2002.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We maintain excess coverage for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We intend to complete a transfer of the loss portfolio for our self-insured retention of reported incidents prior to June 1, 2002, to the captive subsidiary during fiscal 2003.  The captive subsidiary intends to fund claims costs from proceeds of premium payments received from us.

                As a result of the unfavorable professional and general liability market and increased premiums for property insurance, our insurance expense increased by $11.5 million during fiscal 2002 comprised of the following:  (1) a $5.7 million increase in our professional and general liability reserve for claims incurred prior to June 1, 2002, but reported after June 1, 2002, as a result of the increased retention limits; (2) a $2.6 million increase in our professional and general liability reserves throughout fiscal 2002 due to the lack of maturity of our claims; (3) professional and general and property insurance premiums increases of $2.1 million and (4) an increase in our professional and general liability reserve of $1.1 million related to the liquidation of a previous third party carrier.  We expect our insurance expense to increase by an additional $4.9 million during fiscal 2003.

                We believe that the professional and general liability insurance market will remain depressed in the near term, and future increases to excess coverage premiums and captive subsidiary retention levels could significantly affect our operating margins.  Should we experience significant adverse claims, our future cash flows may not be adequate to fund such liabilities and our financial condition could be materially adversely affected.

Reimbursement

                Medicare

                Medicare is a Federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease.  Under the Medicare program, acute care hospitals generally receive reimbursement under a prospective payment system for inpatient and outpatient hospital services.  Currently, certain types of facilities such as psychiatric hospitals, long-term care hospitals, specially designated children’s hospitals and certain designated cancer research hospitals, as well as psychiatric units that are distinct parts of a hospital and meet the Centers for Medicare and Medicaid Services (“CMS”, formerly the Health Care Financing Administration) criteria for exemption, are exempt from the prospective payment system and are reimbursed on a cost-based system, subject to certain cost limits known as TEFRA (an acronym for the Tax Equity and Fiscal Responsibility Act of 1982) limits.  A prospective payment system for rehabilitation hospitals and units began a two year phase-in on January 1, 2002.  Also, CMS is in the process of developing rules to implement a prospective payment system for long term care hospitals and units to be effective for cost reporting periods beginning on or after October 1, 2002.  A prospective payment system has not yet been implemented for psychiatric hospitals and units.

                Under the inpatient prospective payment system, a hospital receives a fixed payment per inpatient discharge based on the patient’s assigned diagnosis related group.  Diagnosis related groups classify treatments for illnesses according to the estimated intensity of hospital resources necessary to provide the treatment.  While diagnosis related groups are updated annually to recalibrate the expected treatment cost and are adjusted for wage differentials for different geographic regions, they do not consider a specific hospital’s costs.  The index used to adjust diagnosis related groups, the “market basket index”, gives consideration to the inflation experienced by hospitals in purchasing goods and services, but has historically fallen short of the actual increased costs incurred by hospitals.  The Benefits Improvement and Protection Act of 2000 improved reimbursement rates from the low increases prescribed by the Balanced Budget Act of 1997.  Under the Benefits Improvement and Protection Act of 2000, hospital reimbursement rates for Federal fiscal year 2001 increased by 2.3% (market basket of 3.4% less 1.1%) from the Federal fiscal 2000 rates, will increase by 2.75% (market basket of 3.3% less 0.55%) for Federal fiscal year 2002 and will increase by 2.95% (market basket of 3.5% less 0.55%) for Federal fiscal year 2003.  For Federal fiscal year 2004, hospitals are to receive the full market basket increase.  However, future legislation may decrease the rate of increase for diagnosis related group payments, which could make it more difficult for us to increase our revenues and to maintain or improve our operating margin.

                Medicare also reimburses acute care hospitals for their capital costs in providing services to inpatients.  The majority of inpatient capital costs for acute care hospitals are reimbursed under the Medicare program on a prospective system based on diagnosis related group weights multiplied by a geographically adjusted Federal rate.

                Until August 1, 2000, Medicare typically reimbursed general acute care hospitals for outpatient services based on a fee schedule.  The Balanced Budget Act of 1997 established a prospective payment system for outpatient hospital services that commenced on August 1, 2000.  Nevertheless, CMS is continuing to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics.  Freestanding ambulatory surgery centers are also reimbursed on a fee schedule.

                All services paid under the new prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications or “APC”s.  Services in each APC are similar clinically and in terms of the resources they require.  A payment rate is established for each APC.  Depending on the services provided, a hospital may be paid for more than one APC for a patient visit.  The fee schedule for the outpatient prospective payment system was updated by the market basket index for the calendar year 2001 and were to be updated by the market basket index minus 1% for the calendar year 2002 under the Benefits Improvement and Protection Act of 2000.  However, CMS delayed the implementation of the 2002 rates and reimbursed hospitals under the 2001 rates until April 1, 2002.  CMS has recently proposed that the fee schedule be updated in calendar year 2003 by the market basket index.  We anticipate that future legislation may decrease the future rate of increase for APC payments, but we are unable to predict the amount of the reduction.

                Medicare historically has reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits.  The Balanced Budget Act of 1997 required the establishment of a prospective payment system for Medicare skilled nursing units, under which units will be paid a Federal per diem rate for virtually all covered services.  The new payment system was phased in during the period July 1998 to June 2002.  The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals, including some of our hospitals, to close those units.  We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement policy.

                Payments to prospective payment system-exempt hospitals and units, such as inpatient psychiatric and long-term hospital services, are based upon reasonable cost, subject to a cost-per-discharge target.  These limits are updated annually by a market basket index.  The Benefits Improvement and Protection Act of 2000 increases payments to prospective payment system-exempt hospitals and units.  In particular, the Benefits Improvement and Protection Act of 2000 increased the incentive payments paid for inpatient psychiatric services from 2% to 3%, raised the national cap on long-term care hospital reimbursement by 2% and increased the individual long-term care hospital target amounts by 35%.

                Medicaid

                Medicaid is a Federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care.  Most state Medicaid payments are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals.  In Arizona, AHCCCS administers the state Medicaid program through the use of prepaid health plans.  AHCCCS reimburses Phoenix Health Plan for health care costs that exceed stated levels at a rate of 75% (85% for catastrophic cases) of qualified health care costs in excess of the stated levels of $5,000 to $35,000, depending on the rate code assigned to the member.  Qualified health care costs are the lesser of the amount paid by Phoenix Health Plan or the AHCCCS fee schedule.  Phoenix Health Plan then reimburses the hospital at which the patient received care.

                Medicaid reimbursement is often less than a hospital’s cost of services.  State and Federal governments currently jointly fund Medicaid.  The Federal government and many states are currently considering significant reductions in the level of Medicaid funding while at the same time expanding Medicaid benefits.  The Bush administration has announced a proposal to reduce the upper payment limits of Medicaid reimbursements made to the states.  Any of this could adversely affect future levels of Medicaid reimbursement received by our hospitals.

                Annual Cost Reports

                All hospitals participating in the Medicare and Medicaid programs, whether paid on a reasonable cost basis or under a prospective payment system, are required to meet specific financial reporting requirements.  Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.  Annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs.  The audit process, particularly in the case of Medicaid, takes several years to reach the final determination of allowable amounts under the programs.  Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports.

                Many prior year cost reports of our facilities are still open.  If any of our facilities is found to have been in violation of Federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs.  If an allegation is lodged against one of our facilities for a violation occurring during the time period before we acquired the facility, we may have indemnification rights against the seller of the facility to us.  In each of our acquisitions, we have negotiated customary indemnification and hold harmless provisions for any damages we may incur in these areas.

                Managed Care

                During the past few years, the hospital industry has experienced a shift in admissions and revenues from commercial insurance payers to managed care payers due to pressures to control the cost of health care services.  We expect this industry trend to continue although its effect on us may be mitigated due to the heavy managed care penetration that currently exists in the markets we serve.  Generally, we receive lower payments from managed care plans than from traditional commercial or indemnity insurers; however, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin.  While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease slightly in the future due to increased Medicare utilization associated with the aging U.S. population.

                Commercial Insurance

                Our hospitals provide services to individuals covered by private health care insurance.  Private insurance carriers make direct payments to a hospital or, in some cases, reimburse their policy holders, based upon the hospital’s established charges and the particular coverage provided in the insurance policy.

                Commercial insurers are continuing efforts to limit the payments for hospital services by adopting discounted payment mechanisms, including prospective payment or diagnosis related group-based payment systems, for more inpatient and outpatient services.  To the extent that such efforts are successful and reduce the insurers’ reimbursement to hospitals for the costs of providing services to their beneficiaries, such reduced levels of reimbursement may have a negative impact on our operating results.

Government Regulation and Other Factors

                Overview

                All participants in the health care industry are required to comply with extensive government regulation at the Federal, state and local levels.  In addition, these laws, rules and regulations are extremely complex and the health care industry has had the benefit of little or no regulatory or judicial interpretation of many of them.  Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected.  If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and their ability to participate in the Medicare and Medicaid programs.

                Licensing, Certification and Accreditation

                Health care facilities are subject to Federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws.  Facilities are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation.  All of our health care facilities are properly licensed under appropriate state laws.

                All of the hospitals affiliated with us are certified under the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”).  Should any facility lose its accreditation from JCAHO or otherwise lose its certification under the Medicare or Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs.  We believe that our facilities are in substantial compliance with current applicable Federal, state, local and independent review body regulations and standards.  The requirements for licensing, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for us to change our facilities, equipment, personnel or services.

                Certificates of Need

                In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a Certificate of Need program.  Illinois is the only state in which we currently operate that requires approval under a Certificate of Need program.  These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures.  Failure to obtain necessary state approval can result in the inability to expand facilities, add services, acquire a facility or change ownership.  Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.

                Utilization Review

                Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary, and that claims for reimbursement are properly filed.  These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be examined by peer review organizations to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay or cost.  Peer review organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider that is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare or Medicaid programs.  Utilization review is also a requirement of most non-governmental managed care organizations.

                The Federal False Claims Act and Similar Laws

                A trend affecting the health industry today is the increased use of the Federal False Claims Act, and, in particular, an increased number of actions brought by individuals on the government’s behalf under the False Claims Act’s qui tam, or whistleblower, provisions.  Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the Federal government.  If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment.  If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently.  When a private party brings a qui tam action under the False Claims Act, the defendant generally will not be made aware of the lawsuit for some time until the government makes a determination whether it will intervene and take the lead in the litigation.

                When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of $5,500 to $11,000 for each separate false claim.  Settlements entered into prior to litigation usually involve a less severe damages methodology.  There are many potential bases for liability under the False Claims Act, although liability most often arises when an entity knowingly submits a false claim for reimbursement to the Federal government and the False Claims Act defines the term “knowingly” very broadly.  A number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.  From time to time, companies in the health care industry, including our company, may be subject to actions under the False Claims Act or similar state laws.  We currently are not aware of any actions against us under the False Claims Act or similar state laws.

                Federal and State Fraud and Abuse

                Participation in the Medicare program is heavily regulated by Federal statute and regulation.  If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare program or performs certain prohibited acts, that hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under certain provisions of the Social Security Act.  For example, the Social Security Act prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intended to induce referrals of patients to receive goods or services covered by a Federal health care program (the “Anti-Kickback Statute”).  In addition to felony criminal penalties (fines of up to $25,000 and imprisonment), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from participation in the Federal health care programs.

                Federal regulators and the courts have interpreted the Anti-Kickback Statute broadly in order to prohibit the intentional payment of anything of value even if only one purpose of the payment is to influence the referral of Medicare or Medicaid business.  Therefore, many commonplace commercial arrangements between hospitals and physicians could be considered by the government to violate the Anti-Kickback Statute.

                As authorized by Congress, the Office of the Inspector General at the Department of Health and Human Services has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute.  Currently, there are safe harbors for various activities, including investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, discounts, waiver of beneficiary coinsurance and deductibles and investments in group practices and ambulatory surgery centers.  The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback

Statute.  The conduct and business arrangement, however, do risk increased scrutiny by government enforcement authorities.

                The Office of Inspector General is responsible for identifying fraud and abuse activities in government programs.  In order to fulfill its duties, the Office of Inspector General performs audits, investigations and inspections.  In addition, it provides guidance to health care providers by identifying types of activities that could violate the Anti-Kickback Statute.  The Office of the Inspector General has identified the following incentive arrangements with physicians as potential violations:

                •   payment of any incentive by the hospital each time a physician refers a patient to the hospital;

                •   use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

                •   provision of free or significantly discounted billing, nursing, or other staff services;

                •   free training for a physician’s office staff (excluding compliance training);

                •   guarantees which provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

                •   low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

                •   payment of the costs of a physician’s travel and expenses for conferences;

                •   payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered;

                •   purchasing goods or services from physicians at prices in excess of their fair market value;

                •   coverage in the hospital’s group health insurance plan at an inappropriately low cost to the physician; or

                •   “gainsharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

In addition, the Office of Inspector General has encouraged persons having information about hospitals who offer  to physicians any of the of incentives described above to report such information to the Office of Inspector General.

                We have a variety of financial relationships with physicians who refer patients to our hospitals.  We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, and professional service agreements.  Moreover, we provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our hospitals.  Each of our two free-standing surgery centers has one or more physician investors.  Some of our arrangements with physicians do not meet all of the requirements for safe harbor protection.  The regulatory authorities that enforce the Anti-Kickback Statute may in the future determine that any of these arrangements violate the Anti-Kickback Statute or other applicable laws.  This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of remuneration and exclusion from participation in the Medicare, Medicaid or other Federal health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

                The Social Security Act also imposes very broad criminal and civil penalties for submitting false claims to Medicare and Medicaid.  False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud.  Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created civil penalties for impermissible conduct, including improper coding and billing for unnecessary goods and services.  HIPAA also broadened the scope of the fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs.

                The Social Security Act also includes a provision commonly known as the “Stark Law.”  This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services.  Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the Federal health care programs.  There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department.  There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

                On January 4, 2001, CMS issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it.  These regulations are considered Phase I of a two-phase process, with the remaining regulations to be published at an unknown future date.  Phase I of the regulations generally became effective January 4, 2002.  However, CMS has delayed until January 6, 2003 the effective date of an important portion of the Phase I regulations related to whether percentage-based compensation is deemed to be “set in advance” for purposes of the relevant exceptions to the Stark Law.

                We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark Law and subsequent regulations.  However, the new Stark regulations may interpret provisions of this law in a manner different from the manner with which we have interpreted them.  We cannot predict the final form that these regulations will take or the effect that they will have on our operations.

                Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the Anti-Kickback Statute and the Stark Law, some of which apply regardless of the source of payment for care.  These statutes typically provide criminal and civil penalties as well as loss of licensing.  Little precedent exists for the interpretation or enforcement of these state laws.

                Corporate Practice of Medicine and Fee Splitting

                The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities.  Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions.  These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies.  We exercise care to structure our arrangements with health care providers to comply with the relevant state law.  While we believe our arrangements comply with applicable laws in all material respects, governmental officials charged with responsibility for enforcing these laws may in the future assert that we, or transactions in which we are involved, are in violation of such laws.  In addition, the courts may ultimately interpret such laws in a manner inconsistent with our interpretations.

                Administrative Simplification

                The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for health care claims and payment transactions submitted or received electronically.  On August 17, 2000, CMS published final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically.  Compliance with these regulations was originally required by October 16, 2002, but legislation adopted in December 2001 extended the compliance date to October 16, 2003 for entities which file a compliance plan with the Department of Health and Human Services demonstrating how the entity intends to comply with the regulations by the extended deadline.  We have filed compliance plans to obtain this extension for all of our entities covered by HIPAA.  We cannot yet predict the impact that these final regulations will have on us.

                HIPAA also requires CMS to adopt standards to protect the security and privacy of health-related information.  Regulations were proposed on August 12, 1998, but have not yet been finalized.  However, as proposed, these regulations would require health care providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information.  In addition, CMS released “final” regulations containing privacy standards in December 2000 that require compliance by April 2003.  However, in August 2002 CMS made a substantial number of amendments to the final regulations issued in December 2000.  As currently in effect, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information.  The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities and other healthcare businesses in order to comply with these standards.  Violations of the Administrative Simplification provisions of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.  In addition, our facilities will continue to remain subject to any state laws that are more restrictive than the regulations issued under HIPAA, violation of which could result in additional penalties.

                Conversion Legislation

                Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals.  These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement.  In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law.  These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller.  In many states there has been an increased interest in the oversight of not-for-profit conversions.  The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty of, or prevent the completion of transactions with, not-for-profit organizations in some states in the future.  Moreover, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care.  While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing any of our recent hospital acquisitions.  There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals.  If these activities are widespread, they could have a negative impact on our ability to acquire additional hospitals.  See “Business Strategy.”

                Revenue Ruling 98-15

                During March 1998, the Internal Revenue Service issued guidance regarding the tax consequences of joint ventures between for-profit and not-for-profit hospitals.  We have not determined the impact of the tax ruling on the development of future ventures.  The tax ruling could limit future joint venture development with not-for-profit hospitals.

                The Emergency Medical Treatment and Active Labor Act

                Congress adopted the Federal Emergency Medical Treatment and Active Labor Act in response to reports of a widespread hospital emergency room practice of “patient dumping.”  At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on the patient’s inability to pay for his or her care.  This Federal law requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency department for treatment, and if the patient is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the patient to a facility that can handle the condition.  The obligation to screen and stabilize emergency medical conditions exists regardless of a patient’s ability to pay for treatment.  Sanctions for violations of this statute are severe and include termination of a hospital’s participation in the Medicare and Medicaid programs and civil monetary penalties.  In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief.  The government broadly interprets the reach of this law and also has expressed its intent to investigate and enforce violations of it actively in the future.  Although we believe that our practices are in material compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

                Health Care Reform

                The health care industry, as one of the largest industries in the United States, continues to attract much legislative interest and public attention.  Changes in Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and health care spending and industry-wide competitive factors are highly significant to the health care industry.  In addition, a framework of extremely complex Federal and state laws, rules and regulations governs the health care industry and, for many provisions, there is little history of regulatory or judicial interpretation on which to rely.

                Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private health care insurance.  Most states, including the states in which we operate, have applied for and been granted Federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.  We are unable to predict the future course of Federal, state or local health care legislation.  Further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

                Health Care Industry Investigations

                Significant media and public attention has focused in recent years on the hospital industry.  There are numerous ongoing Federal and state investigations regarding multiple issues, including cost reporting and billing practices, especially those relating to clinical laboratory test claims and home health agency costs, physician recruitment practices and physician ownership of health care providers and joint ventures with hospitals.  These investigations have targeted hospital companies as well as their executives and managers.  We have substantial Medicare, Medicaid and other governmental billings, which would result in heightened scrutiny of our operations.  We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards.  However, because the law in this area is complex and constantly evolving, governmental investigations could result in interpretations that are inconsistent with industry practices, including ours.  In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner.  In some instances, governmental investigations that have in the past been conducted under the civil provisions of Federal law may now be conducted as criminal investigations.

                Many current health care investigations are national initiatives in which Federal agencies target an entire segment of the health care industry.  One example is the Federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay.  In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule.  Another example involves the Federal government’s initiative regarding health care providers “unbundling” and separately billing for laboratory tests that should have been billed as a “bundled unit.”  The Federal government has also launched a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and expensive reimbursement codes.  Further, the Federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges.

                While we are aware that several of our hospitals have been or are being investigated in connection with activities conducted prior to our acquisition of them, we are not aware of any governmental investigations involving the operation of those facilities by us, or involving any of our executives or managers.  Under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-

closing violations.  The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, could have a material adverse effect on our business, financial condition or results of operation.  It is possible that governmental entities could initiate investigations in the future at facilities operated by us and that such investigations could result in significant penalties to us as well as adverse publicity.  It is also possible that our executives and managers, many of whom have worked at other health care companies that are or may become the subject of Federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation.  The positions taken by authorities in any future investigations of us, our executives or our managers, or other health care providers, and the penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

                Health Plan Regulatory Matters

                Our health plans are subject to state and Federal laws and regulations.  CMS has the right to audit our health plans to determine the plans’ compliance with such standards.  In addition, AHCCCS has the right to audit Phoenix Health Plan to determine the Plan’s compliance with such standards.  Also, Phoenix Health Plan is required to file periodic reports with AHCCCS, meet certain financial viability standards, provide its enrollees with certain mandated benefits and meet certain quality assurance and improvement requirements.  Our health plans must also comply with the standardized formats for electronic transmissions set forth in the Administrative Simplifications Provisions of HIPAA by October 16, 2003, and each plan has filed a compliance plan demonstrating how it intends to achieve compliance by that extended deadline date.  Our health plans will be required to comply with Federal privacy standards for health-related information and with Federal security standards when final regulations become effective.  We cannot predict the final form that these regulations will take or the impact that the final regulations, when fully implemented, will have on us.

                The Anti-Kickback Statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of Federal health program patients or any item or service that is reimbursed, in whole or in part, by any Federal health care program.  Similar statutes have been adopted in Illinois and Arizona that apply regardless of the source of reimbursement.  The Department of Health and Human Services has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the Anti-Kickback Statute which specifically relate to managed care including:

                •   waivers by health maintenance organizations of Medicare and Medicaid beneficiaries’ obligations to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees;

                •   certain discounts offered to prepaid health plans by contracting providers;

                •   certain price reductions offered to eligible managed care organizations; and

                •   certain price reductions offered by contractors with substantial financial risk to managed care organizations.

                We believe that the incentives offered by our health plans to their enrollees and the discounts they receive from contracting health care providers satisfy the requirements of the safe harbor regulations.  However, the failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather, the safe harbor regulations provide that an arrangement which does not fit within a safe harbor must be analyzed on the basis of its specific facts and circumstances.  We believe that our health plans’ arrangements comply in all material respects with the Federal Anti-Kickback Statute and similar state statutes.

                Environmental Matters

                We are subject to various Federal, state and local laws and regulations relating to environmental protection.  Our hospitals are not highly regulated under environmental laws because we do not engage in any industrial activities at those locations.  The principal environmental requirements and concerns applicable to our operations relate to:

                •   the proper handling and disposal of hazardous and low level medical radioactive waste;

                •   ownership or historical use of underground and above-ground storage tanks;

                •   management of impacts from leaks of hydraulic fluid or oil associated with elevators, chiller units or incinerators;

                •   appropriate management of asbestos-containing materials present or likely to be present at some locations; and

                •   the potential acquisition of, or maintenance of air emission permits for, boilers or other equipment.

                We do not expect our compliance with environmental laws and regulations to have a material effect on us.  We may also be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or at properties where substances were sent for off-site treatment or disposal.  These remediation requirements may be imposed without regard to fault and whether or not we owned or operated the property at the time that the relevant releases or discharges occurred.  Liability for environmental remediation can be substantial.

Risk Factors

                If any of the events discussed in the following risks were to occur, our business, financial position, results of operations, cash flows or prospects could be materially adversely affected.  Additional risks and uncertainties not presently known, or currently deemed immaterial by us, may also constrain our business and operations.

Risks Related to Our Debt

                Our high level of debt may limit our ability to successfully operate our business.

                We have a substantial amount of debt. On June 30, 2002, we had $314.8 million of outstanding debt, excluding letters of credit and guarantees. Of that amount, $300 million consisted of our 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”), and $14.8 million consisted of capitalized lease obligations and other debt, resulting in a percentage of debt-to-total capitalization of 50.2%.  For the year ended June 30, 2002, earnings were sufficient to cover fixed charges by $9.2 million.  Subject to the restrictions in the indenture relating to the 9.75% Notes and our current senior secured credit facility, we and our subsidiaries may be able to incur substantial additional indebtedness in the future.  Our senior secured credit facility permits revolving borrowings and letters of credit of up to $125 million in the aggregate outstanding at any one time, and we may borrow substantial additional indebtedness in the future.

                Our substantial indebtedness could:

                •   increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

                •   increase our vulnerability to interest rate fluctuations because much of our debt may be at variable interest rates;

                •   limit our ability to obtain additional financing to fund future acquisitions and working capital, capital expenditures or other needs; and

                •   limit our ability to compete with others who are not as highly-leveraged.

                Our ability to make scheduled payments of principal and interest or to satisfy our other debt obligations, to refinance our indebtedness or to fund capital expenditures will depend on our future operating performance. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flow from operations or realize anticipated revenue growth or operating improvements, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.

                Operating and financial restrictions in our debt agreements will limit our operational and financial flexibility.

                Restrictions and covenants in our existing debt agreements, and any future financing agreements, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Specifically, our debt agreements restrict our ability to:

                •  declare dividends or redeem or repurchase capital stock;
                •  prepay, redeem or repurchase debt;
                •  incur liens;
                •  make loans and investments;
                •  incur additional indebtedness;
                •  amend or otherwise change debt and other material agreements;
                •  make capital expenditures;
                •  engage in mergers, acquisitions and asset sales;
                •  enter into transactions with affiliates; and
                •  change our primary business.

                Although it is difficult for us to predict future liquidity requirements with certainty, we believe that we will be able to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

                Our acquisition program requires substantial capital resources, and the operations of our existing hospitals and newly acquired hospitals require ongoing capital expenditures for renovation, expansion and the addition of medical equipment and technology. More specifically, we are currently, and may in the future be, contractually obligated to make significant capital expenditures relating to the facilities we acquire. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.

                A breach of any of the restrictions or covenants in our debt agreements could cause a default under our current senior secured credit facility, other debt or the 9.75% Notes. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.  If any senior debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

Risks Related to Our Business

                We may be unable to achieve our acquisition and growth strategy and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.

                An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other health care service providers. The competition to acquire hospitals is significant, including competition from health care companies with greater financial resources than ours, and we may not be able to make suitable acquisitions on favorable terms, and we may have difficulty obtaining financing, if necessary, for such acquisitions on satisfactory terms. In addition, we may not be able to effectively integrate any acquired facilities with our operations. Even if we continue to acquire additional facilities and/or enter into partnerships or affiliations with other health care service providers, Federal and state regulatory agencies may constrain our ability to grow.

                Additionally, many states, including some where we have hospitals and others where we may in the future attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the sale proceeds by the not-for-profit seller. These review and approval processes can add time to the consummation of an acquisition of a not-for-profit hospital, and future actions on the state level could seriously delay or even prevent future acquisitions of not-for-profit hospitals. Furthermore, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care, which may affect our decision to acquire or the terms of an acquisition of these hospitals.

                Difficulties with integrating our acquisitions may disrupt our ongoing operations.

                We may not be able to profitably or effectively integrate the operations of, or otherwise achieve the intended benefits from, any acquisitions we make or partnerships or affiliations we may form. The process of integrating acquired hospitals may require a disproportionate amount of management’s time and attention, potentially distracting management from its day-to-day responsibilities. This process may be even more difficult in the case of hospitals we may acquire out of bankruptcy or otherwise in financial distress. In addition, poor integration of acquired facilities could cause interruptions to our business activities, including those of the acquired facilities. As a result, we may incur significant costs related to acquiring or integrating these facilities and may not realize the anticipated benefits.

                Moreover, acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations. Although our policy is to conform the practices of acquired facilities to our standards, and generally to obtain indemnification from sellers covering these matters, we could in the future become liable for past activities of acquired businesses and such liabilities could be material.

                If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.

                Our ability to negotiate favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenues derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for approximately 50% of our net patient revenues for the year ended June 30, 2002.  Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide. In addition, private payers are increasingly attempting to control health care costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review, including the use of hospitalists, and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care or government payers, our results of operations and cash flow will be adversely affected.  West Anaheim Medical Center in Anaheim, California receives payments under a long term “take-or-pay” contract with a managed care payer which generated approximately $22.9 million, or 2.5%, of our net revenues for the year ended June 30, 2002.  Under this “take or pay” arrangement the payer has agreed to purchase in each contractual year a fixed amount of patient days at a fixed rate per day primarily from West Anaheim Medical Center, except that a portion of such patient days can also be purchased, at the option of the payer, at our Huntington Beach Hospital in Huntington Beach, California or at our two ambulatory surgery centers in Orange County, California.  The rate is adjusted annually to reflect any increases in the consumer price index and may also be adjusted pursuant to a contractual formula if the level of acuity for the patients which the payer directs to our facilities increases.  Under this contract, the payer is obligated to purchase from our facilities patient days which will cost the payer an aggregate of $24.8 million for the contract year ending March 31, 2003.  If annual patient days costing less than $24.8 million are purchased during the contract year ended March 31, 2003, then the payer must reimburse the West Anaheim Medical Center for the difference between $24.8 million and the total amount of patient days purchased even though no additional patient days are provided.  The managed care payer of this contract has given us notice that it intends to terminate this contract, effective May 18, 2005. We do not know at this time whether we will be able to extend or renew this contract beyond May 18, 2005, even if we agreed to reduce our health care charges to such payer, or replace these revenues with other new business. If we are unable to renew or replace this contract, our earnings will be adversely impacted.

                Changes in governmental programs may significantly reduce our revenues.

                Government health care programs, principally Medicare and Medicaid, accounted for approximately 31% of our net revenues for the year ended June 30, 2002.  Recent legislative changes, including those enacted as part of the Balanced Budget Act of 1997, have resulted in limitations on and, in some cases, reductions in levels of, payments to health care providers for certain services under many of these government programs. Many changes imposed by the Balanced Budget Act of 1997 have been phased in over a period of years. Certain rate reductions resulting from the Balanced Budget Act of 1997 are being mitigated by the Balanced Budget Refinement Act of 1999 and will be further mitigated by the Benefits Improvement Protection Act of 2000. Nonetheless, the Balanced Budget Act of 1997 significantly reduced the level of payment under the Medicare and Medicaid programs. These changes have resulted, and we expect will continue to result, in significant reductions in payments for our inpatient and outpatient services.  In addition, a number of states have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand these states’ Medicaid systems. We believe that hospital operating margins across the industry, including ours, have been, and may continue to be, under continuing pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program.

                We are subject to uncertainties regarding health care reform.

                In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the health care system, either nationally or at the state level.  Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries.  We cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on our business, financial position or results of operations.

                Competition from other hospitals or health care providers may reduce our patient volume and profitability.

                The hospital industry is highly competitive. Our hospitals face competition for patients from other hospitals in our markets, large tertiary care centers and outpatient service providers that provide similar services to those provided by our hospitals.

                Some of the hospitals that compete with ours are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Some of our competitors are larger and more established, have greater geographic coverage, offer a wider range of services (including extensive medical research and medical education programs) or have more capital or other resources than we do. If our competitors are able to finance capital improvements, recruit physicians, expand services or obtain favorable managed care contracts at their facilities, we may experience a decline in patient volume.

                Phoenix Health Plan, our prepaid Medicaid managed health care plan, also faces competition within the Arizona market which it serves. As in the case of our hospitals, some of our competitors in this market are owned by governmental agencies or not-for-profit corporations with greater financial resources than we have.  Other competitors have larger membership bases, are more established and have greater geographic coverage areas which give them an advantage in competing for a limited pool of eligible health plan members. Moreover, because our leverage in negotiating with Arizona’s state Medicaid program for higher reimbursement fees depends, to an extent, upon the number of enrollees in our health plan eligible for the program, a failure to attract future enrollees may negatively impact our ability to maintain our profitability in this market.

                Our performance depends on our ability to recruit and retain quality physicians.

                The success of our hospitals depends in part on the following factors:

                •  the number and quality of the physicians on the medical staffs of our hospitals;
                •  the admitting practices of those physicians; and
                •  the maintenance of good relations with those physicians.

                Most physicians at our hospitals also have admitting privileges at other hospitals. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of physicians, they may be discouraged from referring patients to our facilities, which could adversely affect our profitability.

                Our hospitals face competition for staffing, which may increase our labor costs and reduce profitability.

                We compete with other health care providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician health care professionals. In the health care industry generally, including in our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel.  We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because approximately 81% of our net patient revenues for the year ended June 30, 2002, consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

                We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

                The health care industry is subject to extensive Federal, state and local laws and regulations relating to licensing, the conduct of operations, the ownership of facilities, the addition of facilities and services, confidentiality, maintenance and security issues associated with medical records, billing for services and prices for services.  Although we believe that our facilities are in substantial compliance with such laws and regulations, if a determination were made that we were in material violation of such laws or regulations, our operations and financial results could be materially adversely affected.

                In many instances, the industry does not have the benefit of significant regulatory or judicial interpretations of these laws and regulations, particularly in the case of Medicare and Medicaid antifraud and abuse amendments, codified under section 1128B(b) of the Social Security Act and known as the “Anti-Kickback Statute.” This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other Federal health care programs.  As authorized by Congress, the United States Department of Health and Human Services has issued regulations which describe some of the conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of health care service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

                Some of the financial arrangements which we maintain with our physicians do not meet all of the requirements for safe harbor protection. The regulatory authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these arrangements violate the Anti-Kickback Statute or other Federal or state laws. A determination that we have violated the Anti-Kickback Statute or other Federal laws could subject us to liability under the Social Security Act, including criminal and civil penalties, as well as exclusion from participation in government programs such as Medicare and Medicaid or other Federal health care programs.

                In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and Medicaid patients to providers of designated health services if the physician or a member of his or her immediate family has an ownership interest in or compensation arrangement with that provider.  There are exceptions to the Stark Law for physicians maintaining an ownership interest in an entire hospital, employment agreements, leases, physician recruitment and certain other physician arrangements.

                All of the states in which we operate have adopted or have considered adopting similar anti-kickback and physician self-referral legislation, some of which extends beyond the scope of the Federal law to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of the source of payment for the care. Little precedent exists for the interpretation or enforcement of these laws. Both Federal and state government agencies have announced heightened and coordinated civil and criminal enforcement efforts.

                Government officials responsible for enforcing health care laws could assert that we, or any of the transactions in which we are involved, are in violation of any of these laws. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. A determination that we have violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

                Some states require prior approval for the purchase of major medical equipment or the purchase, construction, expansion, sale or closure of health care facilities, based upon a determination of need for additional or expanded health care facilities or services. The governmental determinations, embodied in Certificates of Need, may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters.  Illinois, a state in which we own two hospitals, has Certificate of Need laws affecting acute care hospital services.  We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate profitably.

                The laws, rules and regulations described above are complex and subject to interpretation. In the event of a determination that we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed.  For a more detailed discussion of the laws, rules and regulations described above, see “Government Regulation and Other Factors.”

                Providers in the health care industry have been the subject of Federal and state investigations, and we may become subject to investigations in the future.

                Both Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including:

                •  referral, cost reporting and billing practices;
                •  laboratory and home health care services; and
                •  physician ownership and joint ventures involving hospitals.

                In addition, the Federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Some states have adopted similar whistleblower and false claims provisions.

                The Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory billing practices.

                As a result of these regulations and initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home health care services, and we have joint venture arrangements involving physician investors. In addition, our executives and managers, many of whom have worked at other health care companies that are or may become the subject of Federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals have been or are being investigated in connection with activities conducted prior to our acquisition of them. Under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations.  The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operation.  Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.

                If any one of the regions in which we operate experiences an economic downturn or other material change, our overall business results may suffer.

                Among our operations as of June 30, 2002, five hospitals, five diagnostic imaging centers and a prepaid Medicaid managed health plan were located in Phoenix, Arizona, three hospitals and two ambulatory surgery centers were located in Orange County, California, and two hospitals and its related clinics were located in metropolitan Chicago, Illinois. For the year ended June 30, 2002, our revenues and consolidated EBITDA, including corporate overhead, were generated as follows:

	Year ended June 30, 2002

	Revenues	EBITDA (1)

Operations
Phoenix	38.0%	42.0%
Los Angeles/Orange County	16.6%	13.6%
Metropolitan Chicago (2)	29.4%	43.1%
Phoenix Health Plan and other	16.0%	17.6%
Corporate overhead expenses (3)	0.0%	(16.3)%

	100%	100%

____________________
(1)

EBITDA is defined as net income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interest, gain or loss on sale of assets, non-cash stock compensation, equity method income or loss and debt extinguishment costs.  While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used as an analytical indicator within the health care industry and serves as a measure of leverage capacity and debt service ability.  Because EBITDA is susceptible to varying calculations, EBITDA as presented may not be comparable to EBITDA or other similarly titled measures used by other companies.

(2)	Includes MacNeal Health Providers.

(3)	Reflected in Consolidated Financial Statements only.

                Any material change in the current demographic, economic, competitive or regulatory conditions in any of these regions could adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance. Moreover, due to the concentration of our revenues in only three regions, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.

                California has a statute and regulations that require hospitals to meet seismic performance standards, and hospitals that do not meet the standards may be required to retrofit their facilities.  Our estimated cost to comply with the seismic regulations and standards required by 2008 is $10.1 million.  Upon completion of the $10.1 million in improvements, our California facilities will be compliant with the requirements of the seismic regulations through 2029.  We estimate that the majority of the square footage in our facilities will be compliant with the seismic regulations and standards required by 2030 once we have completed such $10.1 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements.

                We are dependent on our senior management team and local management personnel, and the loss of the services of one or more of our senior management team or key local management personnel could have a material adverse effect on our business.

                The success of our business is largely dependent upon the services and management experience of our senior management team, which includes Charles N. Martin, Jr., our Chairman and Chief Executive Officer; William L. Hough, our President and Chief Operating Officer; Joseph D. Moore, our Executive Vice President, Chief Financial Officer and Treasurer, and Keith B. Pitts, our Vice Chairman.  In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees.  We do not maintain key man life insurance policies on any of our officers.  If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations.  If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failures of the affected hospitals to adhere to their respective business plans.

                Should we be unable to control our health care costs at Phoenix Health Plan, or if the health plan should lose its governmental contract, our profitability may be adversely affected.

                For the year ended June 30, 2002 our Phoenix Health Plan generated approximately 15.9% of our revenues and 17.6% of our EBITDA.  Phoenix Health Plan derives substantially all of its revenues through a contract with the AHCCCS, which is the state agency that administers Arizona’s state Medicaid program.  AHCCCS pays capitated rates to Phoenix Health Plan, and Phoenix Health Plan subcontracts with physicians, hospitals and other health care providers to provide services to its enrollees. If we fail to effectively manage our health care costs, these costs may exceed the payments we receive. Many factors can cause actual health care costs to exceed the capitated rates paid by AHCCCS, including:

                •  our ability to contract with cost-effective health care providers;
                •  the increased cost of individual health care services;
                •  the type and number of individual health care services delivered; and
                •  the occurrence of catastrophes, epidemics or other unforeseen occurrences.

                Our contract with AHCCCS expires on September 30, 2003, and although by its terms it is renewable annually by AHCCCS, it is terminable for any reason upon 90 days’ notice. If this contract were terminated or not renewed or further extended, our profitability could be adversely affected by the loss of these revenues and cash flow.

                If we become subject to malpractice and related legal claims, we could be required to pay significant damages, which may not be covered by our insurance arrangements, and our overall business results may suffer.

                In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. As a result of insurance carrier payments in recent years of these large claims, the  pricing  in the professional and general liability insurance markets has risen greatly and there is currently limited availability of this type of  insurance. Due to these unfavorable pricing and availability trends, the Company recently created an insurance subsidiary to assume a substantial  portion of the professional and general liability risks of our facilities.  Effective June 1, 2002, we maintain professional and general liability insurance through this insurance subsidiary for losses up to $10 million per occurrence. This is in comparison to a retention of only $1 million per occurrence by the Company or its subsidiaries for the period June 1, 2001 to May 31, 2002. We also have purchased, effective June 1, 2002 until May 31, 2003, an umbrella excess policy for  professional and general liability insurance with unrelated commercial carriers for losses in excess of $10 million per occurrence up to $100 million in the aggregate.  However, excess insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of such insurance. If actual payment of claims materially exceed our  projected estimates of malpractice claims, our financial condition could be materially adversely affected.

Item 2.    Properties.

                A listing of our owned acute hospitals is included in Item 1 of this report under the caption “Business-Facilities”.  We also own or lease space for outpatient service facilities complementary to our hospitals and own and operate certain medical office buildings (some of which are joint ventures) associated with our hospitals that are occupied primarily by physicians who practice at our hospitals.  We also own approximately 23 acres of vacant land in the western part of metropolitan Phoenix, Arizona, on which we have begun the construction of a new 73-bed acute care hospital.

                We currently lease approximately 21,250 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.  We recently amended the corporate office lease to lease an additional 20,800 square feet of office space effective January 1, 2003, with an option to relinquish up to approximately 8,900 square feet of the original leased space.  Our headquarters office lease expires on August 31, 2008.

                Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.  Our obligations under our 2001 credit facility are secured by a pledge of substantially all of our assets, including first priority mortgages on each of our hospitals.  Also, our properties are subject to various Federal, state and local statutes and ordinances regulating their operation.  Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results from operations.

Item 3.    Legal Proceedings.

                We are subject to claims and lawsuits arising in the ordinary course of business, including potential claims related to care and treatment provided at our hospitals and our complementary outpatient service facilities.  Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

                We have received a notice objecting to our use of the mark “Vanguard.”  We have also filed an opposition to the objecting party’s registration of the mark, “Vanguard Healthcare.”  The Patent and Trademark Office has approved our service mark application in respect of the mark “Vanguard” as it regards hospital and healthcare services for form and registration, subject to the issuance or abandonment of the objecting party’s application.  We do not brand our hospitals with the Vanguard name, and we do not believe that a negative outcome in this administrative proceeding would have a material effect upon our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of stockholders during the fourth quarter ended June 30, 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

                There is no established public trading market for our common stock.  At September 15, 2002, there were 43 holders of record of our common stock.

                The Company has not declared or paid any dividends on its common stock.  We intend to retain all current and foreseeable future earnings to support operations and finance expansion.  Our senior credit facility and the indenture governing our 9.75% Notes restrict our ability to pay cash dividends on our common stock.

Item 6.    Selected Financial Data.

                The following table sets forth selected consolidated financial data of our Company or its predecessor for, or as the end of, each of the five years ended June 30, 2002.  The selected financial data for the years ended June 30, 1998, 1999, 2000, 2001 and 2002 are derived from our audited financial statements.  Financial data for the eleven months ended May 31, 1998, has been derived from unaudited financial statements of our predecessor, Maryvale Hospital Medical Center.  The timing of acquisitions completed during fiscal years 1998, 2000, 2001 and 2002 affects the comparability of the selected historical financial data.  Please read this table in conjunction with the “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

	Predecessor

	Eleven Months Ended May 31, 1998

		Year Ended June 30,
		1998	1999	2000	2001	2002

		(dollars in millions)
Summary of Operations:

Revenues	$82.0

		$7.0	$91.5	$304.7	$667.8	$910.6

Salaries and benefits	29.8

		3.5	39.3	146.5	323.6	384.4
Supplies	9.3

		0.9	12.5	40.5	92.9	116.1
Medical claims expense	–

		–	–	7.4	30.8	132.0
Other operating expenses	16.5

		2.9	15.5	56.6	111.4	152.8
Provision for doubtful accounts	17.4

		1.3	17.3	33.1	56.8	53.3
Depreciation and amortization	2.6

		0.5	3.9	11.8	23.8	29.5
Interest, net	1.5

		0.2	4.2	8.8	16.6	26.7
Non-cash stock compensation	–

		0.5	5.0	–	–	–
Debt extinguishment costs	–

		–	–	1.1	–	6.6
Minority interests and other	–

		(0.1)	0.2	0.2	1.2	(0.5)

Total costs and expenses	77.1

		9.7	97.9	306.0	657.1	900.9

Income (loss) before income taxes	4.9

		(2.7)	(6.4)	(1.3)	10.7	9.7
Income tax expense	–

		–	–	(0.1)	(0.5)	(2.9)

Net income (loss)	4.9

		(2.7)	(6.4)	(1.4)	10.2	6.8
Accrued preferred dividends	–

		(0.1)	–	(0.7)	(1.7)	(1.8)

Net income (loss) attributable to common shareholders	$4.9

		$(2.8)	$(6.4)	$(2.1)	$8.5	$5.0

Balance Sheet Data (End of Period) (a):

Assets	$37.5

		$88.3	$98.1	$549.9	$640.4	$851.9
Long-term debt, including current portion	–

		47.5	56.2	153.3	163.4	314.8
Payable-In-Kind Preferred Stock	–

		–	–	20.7	22.3	24.1
Working capital	16.1

		5.0	11.9	39.5	15.3	87.9

Other Data:

EBITDA (b)	$9.0

		$(1.6)	$6.9	$20.6	$52.3	$72.0
Number of hospitals at end of period	1

		1	1	7	8	10
Number of licensed beds at end of period (c)	239

		239	239	1,481	1,676	2,207
Weighted average licensed beds (d)	239

		20	239	771	1,514	1,815
Discharges (e)	12,200

		1,191	12,447	31,864	65,237	75,364
Adjusted discharges-hospitals (f)	18,086

		1,760	19,811	50,661	96,774	110,758
Average length of stay (days) (g)	3.4

		3.1	3.2	4.1	4.1	4.1
Average daily census (h)	125.0

		120.0	112.0	278.4	728.8	837.0
Occupancy rate (i)	52.3%	50.2%	46.9%	46.1%	48.0%	46.0%

___________________
(a)

The balance sheet data presented for the predecessor is not comparable to the balance sheet data of Vanguard due to the capital structure changes related to the acquisition by Vanguard of the not-for-profit predecessor and the related effects of purchase accounting.

(b)

EBITDA is defined as net income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interest, gain or loss on sale of assets, non-cash stock compensation, equity method income or loss and debt extinguishment costs.  While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is commonly used as an analytical indicator within the health care industry and serves as a measure of leverage capacity and debt service ability.  EBITDA as presented may not be comparable to EBITDA or other similarly titled measures used by other companies.

	Predecessor	Year Ended June 30,

	Eleven Months Ended May 31, 1998

		Historical
		1998	1999	2000	2001	2002

		(dollars in millions)
Calculation of EBITDA:

Income (loss) before income taxes	$4.9

		$(2.7)	$(6.4)	$(1.3)	$10.7	$9.7
Depreciation and amortization	2.6

		0.5	3.9	11.8	23.8	29.5
Interest, net	1.5

		0.2	4.2	8.8	16.6	26.7
Non-cash stock compensation	–

		0.5	5.0	–	–	–
Equity method loss (income) and other	–

		(0.1)	0.2	0.1	(0.1)	(0.5)
Minority interests	–

		–	–	0.1	0.8	0.8
Loss (gain) on sale of assets	–

		–	–	–	0.5	(0.8)
Debt extinguishment costs	–

		–	–	1.1	–	6.6

EBITDA	$9.0

		$(1.6)	$6.9	$20.6	$52.3	$72.0

____________________
(c)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(d)	Represents the average number of licensed beds, weighted based on periods owned.

(e)

Represents the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and used by management and certain investors as a general measure of inpatient volume.

(f)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient volume and is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.  This computation “equates” outpatient revenues to the indicator used to measure inpatient volume resulting in a general measure of combined inpatient and outpatient volume.

(g)	Average length of stay represents the average number of days admitted patients stay in our hospitals.

(h)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion and analysis of financial conditions and results of operations should be read in conjunction with our consolidated financial statements, notes to our consolidated financial statements and other financial information appearing elsewhere in this report.

Forward Looking Statements

                This annual report on Form 10-K contains “forward-looking statements” within the meaning of the Federal securities laws that are intended to be covered by safe harbors created thereby.  Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified herein by use of words including but not limited to “may,” “believe,” “will,” “project,” “expect,” “estimate,” “anticipate,” and “plan.”  These statements are based upon estimates and assumptions made by the Company’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  These factors, risks and uncertainties include, among others, the following:

                •   Our high degree of leverage
                •   Our ability to incur substantially more debt
                •   Operating and financial restrictions in our debt agreements
                •   Our ability to successfully implement our business strategies
                •   Our ability to successfully integrate any future acquisitions
                •   The highly competitive nature of the health care industry
                •   Governmental regulation of the industry including Medicare and Medicaid reimbursement levels
                •   Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
                •   Our ability to attract and retain qualified management and medical personnel, including physicians and nurses
                •   Our ability to complete value-added acquisitions and to effectively and efficiently integrate those operations within our corporate goals and objectives
                •   Potential Federal or state reform of health care
                •   Future governmental investigations
                •   Costs associated with newly enacted HIPAA regulations and other management information system integrations
                •   The availability of capital to fund our corporate growth strategy
                •   Potential lawsuits or other claims asserted against us
                •   Our ability to maintain or increase patient membership and control costs of our managed health care plans
                •   Changes in general economic conditions

                Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Risk Factors” contained in Item 1 of this report under the caption “Business-Risk Factors”.  You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements in this report, you should not regard the inclusion of such information as a representation by the Company that objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do occur or are achieved, of the impact they will have on the Company’s results of operations and financial condition.

Impact of Acquisitions

                Acquiring acute care hospitals in urban and suburban markets is a key part of our business strategy.  Since we have grown most years through acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.  In addition, we own a relatively small number of hospitals that can cause an individual acquisition to have a material effect on our overall operating performance.  When we acquire a hospital, we generally implement a number of measures to lower costs and may also make significant investments in the facility to expand services, strengthen the medical staff and improve our overall market position.  The effects of these initiatives are not generally realized immediately.  Therefore, the financial performance of a newly acquired hospital may adversely affect our overall performance in the short term.

                Fiscal 2000 Acquisitions

                On September 1, 1999, we acquired the West Anaheim Medical Center in Anaheim, California, and the Huntington Beach Hospital in Huntington Beach, California.  We financed this acquisition entirely through sales of our common stock to our existing stockholders.  The fiscal 2000 results of operations include ten months of operations for these two hospitals.

                On February 1, 2000, we acquired MacNeal Hospital in Berwyn, Illinois, and its affiliated primary care and occupational medicine centers located around the metropolitan Chicago area.  We financed this acquisition through sales of our common stock to our existing stockholders, by issuing 20,000 shares of our Payable-In-Kind Preferred Stock to the seller and by borrowing under our 2000 credit facility.  The fiscal 2000 results of operations include five months of operations for these facilities.

                On April 1, 2000, we acquired La Palma Intercommunity Hospital in La Palma, California.  We financed this acquisition primarily through sales of our common stock to our existing stockholders.  The fiscal 2000 results of operations include three months of operations for this hospital.

                On June 1, 2000, we acquired Phoenix Baptist Hospital and Medical Center in Phoenix, Arizona, and Arrowhead Community Hospital and Medical Center in Glendale, Arizona.  We financed this acquisition through sales of our common stock to our existing stockholders and by borrowing under our 2000 credit facility.  The fiscal 2000 results of operations include one month of operations for these two hospitals.

                We paid a total of approximately $406.8 million for all the facilities we acquired in fiscal 2000.  We financed these acquisitions through the sale of approximately $236.7 million of our common stock to our existing stockholders, the borrowing of approximately $88.8 million under our 2000 credit facility, the issuance of 20,000 shares of Payable-In-Kind Preferred Stock valued at $20.0 million and the assumption of liabilities of $61.3 million.

                Fiscal 2001 Acquisitions

                On May 1, 2001, we acquired Phoenix Memorial Hospital and the Phoenix Health Plan in Phoenix, Arizona.  We financed this acquisition through sales of our common stock to existing stockholders and the assumption of certain liabilities of the seller.  The fiscal 2001 results of operations include two months of operations for the hospital and health plan.

                We also acquired non-significant health care related businesses during fiscal 2001 through the assumption of certain liabilities of the seller and use of available cash.  The fiscal 2001 results of operations include operations for each of these acquisitions from the date of acquisition through June 30, 2001.   We paid a total of approximately $90.6 million for all of the acquisitions completed in fiscal 2001.  We financed these acquisitions through the sale of approximately $32.9 million of our common stock to our existing stockholders and the assumption of certain liabilities of the sellers.

                Fiscal 2002 Acquisitions

                On November 1, 2001, we acquired the assets of Paradise Valley Hospital in Phoenix, Arizona, for approximately $59.8 million comprised of cash of $55.3 million and assumed liabilities of $4.5 million.  We financed the acquisition with a portion of our cash proceeds from the July 30, 2001 issuance of our 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”).  The fiscal 2002 results of operations include eight months of operations for this hospital.

                On June 3, 2002, but effective June 1, 2002, we acquired, through a majority-owned acquisition subsidiary, substantially all of the assets of Louis A. Weiss Memorial Hospital in Chicago, Illinois, for a purchase price of $59.9 million comprised of cash of $41.2 million and assumed liabilities of $18.7 million.  The Company owns 80.1% of the acquiring joint venture corporation with an affiliate of the seller maintaining a 19.9% ownership interest.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  We financed the acquisition with a portion of the proceeds from the July 30, 2001 issuance of the 9.75% Notes.  The fiscal 2002 results of operations include one month of operations for this hospital.

                Operational Strategies and Related Risks

                In order to increase revenues and enhance operating margins, we have implemented several operating initiatives including the following:

•

Expanding the spectrum of health care services provided by our facilities.  We believe that a key factor in increasing patient volume is to provide the communities we serve a comprehensive medical solution.  This strategy requires effective recruiting and retention programs for general practitioners and specialists and maintaining quality nursing support as well as a commitment to capital projects to service the existing facility framework and to provide current technology for expanded services.  Also, we believe completing strategic acquisitions to allow for consolidation of specialty practices at certain locations will provide our patients with more effective and efficient care while improving the Company’s operating performance.

•

Providing continuous training and education to our hospital management teams to identify areas in which operating efficiencies can realistically be achieved.  We believe that one of the keys to providing effective and efficient health care services and administrative support lies in effective recruiting and retention programs, including continual training and educational support.  Our relationships with the University of Chicago at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate one of our many commitments to professional development for both health care and administrative staff.

•

Identifying geographic markets that provide a strategic fit with our goals and objectives.  We expect to continue pursuing acquisition activities in markets where we can obtain significant market share and capture additional volume of the aging U.S. population.  According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the United States today, comprising approximately 13% of the total U.S. population.  By the year 2030, the number of these elderly persons is expected to reach 69 million, or 20% of the total population.  We believe that our initiatives will position the Company to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets provides opportunities to expand services to those communities, provides flexibility in negotiations with managed care and other third party payers and strengthens our base for recruitment of health care professionals.

                Although we expect the initiatives above to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures.  For the year ended June 30, 2002, patient days attributable to managed care, Medicare and Medicaid were 51%, 35% and 9% of total patient days, respectively.  For the year ended June 30, 2002, managed care, Medicare and Medicaid payers accounted for 60%, 25% and 7% of gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases for payers using a prospective payment system.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the year ended June 30, 2002, 70.0% of the total surgeries performed by our hospitals were outpatient surgeries compared to 69.4% for the year ended June 30, 2001.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.

•

Intense market competition may limit our ability to enter choice markets or recruit and retain quality health care professionals.  We face growing competition in our industry.  Consolidation of hospitals into for-profit or not-for-profit systems continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive health care services, recruiting and retaining qualified health care professionals and effectively managing payer relationships.  In addition, the financial resources of some of our competitors exceed our resources.  We anticipate consolidation of hospitals and increased competition in the market place to continue in the near future.

General Trends

                As is typical in the health care industry, we are subject to claims and legal actions by patients and others in the ordinary course of business.  Through May 31, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to pricing pressures and the limited availability of carriers willing to underwrite professional and general liability coverage, we were unable to renew our previous policy with favorable terms upon its expiration on May 31, 2002.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We maintain excess coverage for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We intend to complete a transfer of the loss portfolio for our self-insured retention of reported incidents prior to June 1, 2002, to the captive subsidiary during fiscal 2003.  The captive subsidiary intends to fund claims costs from proceeds of premium payments received from us.

                As a result of the unfavorable professional and general liability market and increased premiums for property insurance, our insurance expense increased by $11.5 million during fiscal 2002 comprised of the following:  (1) a $5.7 million increase in our professional and general liability reserve for claims incurred prior to June 1, 2002, but reported after June 1, 2002, as a result of our increased retention limits; (2) a $2.6 million increase in our professional and general liability reserves throughout fiscal 2002 due to the lack of maturity of our claims; (3) professional and general and property insurance premiums increases of $2.1 million and (4) an increase in our professional and general liability reserve of $1.1 million related to the liquidation of a previous third party carrier.  We expect our insurance expense to increase by an additional $4.9 million during fiscal 2003.

                We believe that the professional and general liability insurance market will remain depressed in the near term, and future increases to excess coverage premiums and captive subsidiary retention levels could significantly affect our operating margins.  Should we experience significant adverse claims, our future cash flows may not be adequate to fund such liability.

                In February 2002, the Pennsylvania Insurance Commissioner placed PHICO Insurance Company into liquidation.  PHICO provided the Company’s primary general and professional liability coverage during the period June 1, 1999 to May 31, 2000.  We are aware of multiple claims for which PHICO is responsible under this policy.  Our costs for these claims may be subject to partial reimbursement from state insurance guaranty funds and/or PHICO’s estate.  While we are unable to predict the outcome of these claims, management believes that the professional and general liability reserve is adequate to cover such claims should PHICO not be able to pay all or a portion of the claims.

                During the year ended June 30, 2002, the Company renegotiated many of its contracts with managed care payers to improve reimbursement rates and improve operating results and cash flows.  Managed care payers are subject to pricing pressures which often complicates our renegotiation efforts.  Even when renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be negatively impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

                Health plan revenues increased from $55.1 million to $184.8 million during fiscal 2002.  This significant increase affects our comparisons of various expenses to net revenues during 2002 and 2001.

Selected Operating Statistics

                The following table sets forth certain operating statistics for the years ended June 30, 2000, 2001 and 2002.  Same hospital results for 2000 are not presented because the acquisitions during fiscal 2000 affect the comparability between the periods as a result of how the same hospital indicators are defined below.

	2000	2001	2002

Number of hospitals at end of period	7	8	10
Licensed beds	1,481	1,676	2,207
Discharges (a)	31,864	65,175	75,364
Adjusted discharges - hospitals (b)	50,661	96,774	110,758
Average length of stay (c)	4.1	4.1	4.1
Patient days (d)	101,599	266,007	305,370
Adjusted patient days - hospitals (e)	194,496	402,353	452,768

	2001	2002

Same hospital indicators:
Revenues (in millions) (f)	$640.5	$643.4
Discharges (g)	64,265	63,438
Patient days (h)	263,295	261,714
Adjusted discharges-hospitals (i)	95,657	94,014
Adjusted patient days-hospitals (j)	399,024	391,013

____________________
(a)

Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(b)

Adjusted discharges-hospitals  is used by management and certain investors as a general measure of combined hospital inpatient and outpatient volume.  Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.  This computation enables management to assess hospital volume by a combined measure of inpatient and outpatient utilization.

(c)	Average length of stay represents the average number of patients in the hospitals each day during our ownership.

(d)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the period.

(e)

Adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.  This computation is an indicator of combined inpatient and outpatient volume.

(f)	Same hospital revenues are revenues from facilities that were owned for the entire 2001 and 2002 fiscal years.

(g)	Same hospital discharges are discharges for hospitals owned for the entire 2001 and 2002 fiscal years.

(h)	Same hospital patient days are patient days for hospitals owned for the entire 2001 and 2002 fiscal years.

(i)

Same hospital adjusted discharges-hospitals is calculated by multiplying the sum of gross hospital inpatient and outpatient patient revenues and dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire 2001 and 2002 fiscal years.

(j)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire 2001 and 2002 fiscal years.

Results of Operations

                The following table presents a summary of our operating results for the years ended June 30, 2000, 2001 and 2002.

	Year ended June 30,

	2000		2001		2002
	Amount	%	Amount	%	Amount	%

	(In millions)
Revenues	$304.7

		100.0%	$667.8	100.0%	$910.6	100.0%
Salaries and benefits	146.5

		48.1	323.6	48.5	384.4	42.2
Supplies	40.5

		13.3	92.9	13.9	116.1	12.7
Medical claims expense	7.4

		2.4	30.8	4.6	132.0	14.5
Insurance	5.8

		1.9	8.2	1.2	19.7	2.2
Other operating expenses	50.8

		16.6	103.2	15.5	133.1	14.6
Provision for doubtful accounts	33.1

		10.9	56.8	8.5	53.3	5.9

EBITDA (1)	20.6

		6.8	52.3	7.8	72.0	7.9
Depreciation and amortization	11.8

		3.9	23.8	3.5	29.5	3.3
Interest expense, net	8.8

		2.9	16.6	2.5	26.7	2.9
Debt extinguishment costs	1.1

		0.4	―	―	6.6	0.7
Minority interests and other	0.2

		0.0	1.2	0.2	(0.5)	(0.1)

Income (loss) before income taxes	(1.3)	(0.4)	10.7	1.6	9.7	1.1
Provision for income taxes	0.1

		0.0	0.5	0.1	2.9	0.3

Net income (loss)	$(1.4)	(0.4)%	$10.2	1.5%	$6.8	0.8%

____________________
(1)

EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on the sale of assets, non-cash stock compensation, equity method income and debt extinguishment costs.  While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is a commonly used analytical indicator within the health care industry and serves as a measure of leverage capacity and debt service ability.  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

                Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

                Revenues.  The $242.8 million increase in revenues during fiscal 2002 was attributable to revenues from acquisitions of $239.9 million and same hospital revenue improvement of $2.9 million.  Although same hospital discharges decreased by 1.3% during fiscal 2002, same hospital revenues increased slightly due to our ability to negotiate more favorable payment rates with certain managed care providers in certain markets and improved Medicare reimbursements.  We expect net revenues on a same hospital basis to improve as our renegotiation efforts continue and the annual impact of previously negotiated contracts is realized.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  We are currently in the process of expanding services at many of our hospitals including expansion of cardiac cath labs, emergency rooms, obstetrics units, MRI technology and open heart surgery units.  During fiscal 2002, we recruited approximately 600 new physicians to our hospitals, including 430 specialists and 170 internal medicine and general practitioners.  We will continue our physician recruiting and retention strategies to increase hospital volumes and provide the services needed in the markets we serve.

                Salaries and benefits.  The $60.8 million increase in salaries and benefits is primarily attributable to acquisitions, which account for $58.1 million of the increase.  Salaries and benefits as a percentage of revenues decreased from 48.5% in 2001 to 42.2% in 2002 due to having a full year of Phoenix Health Plan operations during fiscal 2002.  Excluding the impact of Phoenix Health Plan, salaries and benefits as a percentage of revenues decreased to 49.5% during fiscal 2002 from 49.7% during fiscal 2001.  We successfully managed staffing levels at our hospitals and improved labor productivity.  However, our productivity efficiencies were partially offset by increased nursing compensation.  The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona and Los Angeles/Orange County, California markets.  Recent reports forecast this shortage to continue into the near future.  We have begun a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely impacted.

                Supplies.  Acquisitions accounted for $16.8 million of the $23.2 million increase in supplies during fiscal 2002.  Increased volume and acuity of surgeries on a same hospital basis accounted for the remaining increase.  Same hospital surgeries increased by 3.0% during fiscal 2002, and same hospital supplies cost per surgical case increased by 3.9% fueled by emerging technologies and increased unit prices of surgical supplies and related sales taxes.  Surgeries typically require greater utilization of supplies than do non-surgical admissions, which explains the increase in supplies expense during 2002 when same hospital discharges decreased by 1.3% and same hospital surgeries increased by 3.0%.

                Medical claims.  The $101.2 million increase in medical claims is almost exclusively due to the acquisition of Phoenix Health Plan on May 1, 2001.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members,  including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and the Company’s hospitals and related outpatient service providers of approximately $26.2 million, or 16.6% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2002.

                Insurance.  Acquisitions accounted for $2.1 million of the $11.5 million increase in insurance expense during fiscal 2002.  Insurance expense on a same hospital basis increased by $9.4 million primarily due to changes in our professional and general liability coverage effective June 1, 2002.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention as compared to our $1.0 million self-insured retention under our previous insurance policy.  We restructured our coverage due to pricing pressures and the limited availability of carriers willing to underwrite professional and general liability insurance.  The $11.5 million increase is comprised of the following factors:  (1) a $5.7 million increase in the professional and general liability reserve for the $10.0 million retention level; (2) a $2.6 million increase in our professional and general liability reserve due to routine increases related to the lack of maturity of our claims; (3) professional and general liability and property premiums increases of $2.1 million and (4) an increase in our professional and general liability reserve of $1.1 million related to the liquidation of PHICO.

                Other operating expenses.  Other operating expenses include costs such as rents and leases, professional fees, purchased services, marketing, repairs, utilities, licenses and non-income taxes.  Acquisitions accounted for $30.8 million of the $29.9 million increase in other operating expenses during fiscal 2002.  Other operating expenses decreased by $0.9 million on a same hospital basis between the two periods.

                Provision for doubtful accounts.  During fiscal 2002, the provision for doubtful accounts increased by $5.5 million due to acquisitions and decreased by $9.0 million on a same hospital basis resulting in a net decrease of $3.5 million.  The same hospital improvement during fiscal 2002 was primarily a result of our efforts to improve cash collection processes and increase productivity of our hospital business offices.  The enactment of Proposition 204 in Arizona also positively affected our bad debt rate as previously uninsured patients qualified for Medicaid under Proposition 204.  Additionally, the provision for doubtful accounts was negatively affected during the first quarter of fiscal 2001 as we transitioned the hospitals acquired during 2000 to our corporate policy regarding the allowance for doubtful accounts.

                EBITDA.  The $19.7 million increase in EBITDA during fiscal 2002 related to 1) a $29.4 million increase in EBITDA due to acquisitions, 2) a $6.8 million decrease in EBITDA for insurance adjustments related to the increase in our self-insured retention of professional and general liability risks and potential exposure for outstanding PHICO claims as previously discussed and 3) a $2.9 million decrease in same hospital EBITDA net of insurance adjustments.

                Same hospital EBITDA was negatively impacted by operations in the metropolitan Los Angeles/Orange County, California market.  EBITDA for this market decreased by $4.8 million during fiscal 2002 primarily due to certain payer contracts with unfavorable terms, increased salaries and benefits costs as a result of a nursing shortage in the market and intense competition from other hospitals in the market.  EBITDA for one of our hospitals in the market was significantly impacted by high utilization under global capitation plans, including many out-of-network services.  We have given these payers notice of our intent to terminate the capitation contracts effective December 31, 2002.  While the market experienced a 2.9% increase in discharges and a 3.0% increase in net revenues during 2002, operating expenses during 2002 increased by 7.0% including an 11.6% increase in salaries and benefits.  This market has been especially hard hit by the nursing shortage.  We incurred significant additional salaries and benefits costs during 2002 to maintain quality core services in this market and have not experienced volume increases necessary to fully absorb the additional costs.  During 2002, salaries and benefits per full-time equivalent employee increased from $53,510 to $59,970.  As previously discussed, we are developing market-driven comprehensive recruiting and retention programs to help alleviate the nursing shortage and are also developing strategies to increase patient volumes to increase EBITDA for each market we serve.

                Our health plans segment contributed $12.9 million or 17.9% of consolidated EBITDA for fiscal 2002 compared to $2.4 million or 4.7% of consolidated EBITDA for fiscal 2001.  The significant increase in EBITDA is primarily due to a full year of operations for Phoenix Health Plan in fiscal 2002 as compared to only two months in fiscal 2001.  During fiscal 2002, membership in Phoenix Health Plan increased from 49,500 members to 68,500 members primarily due to the enactment of Proposition 204 which broadened eligibility for Medicaid coverage.

                Depreciation and amortization.  The $5.7 million increase in depreciation and amortization during fiscal 2002 related to acquired fixed assets during the year both from acquisitions of hospitals and capital expenditures.  On July 1, 2001, we adopted the provisions of SFAS 141 and 142 resulting in re-allocations of the excess purchase price over net assets acquired to goodwill and identifiable intangible assets.  Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests.  The suspension of goodwill amortization and the changes in classifications of identifiable intangible assets and related remaining useful lives resulted in a net decrease in amortization expense of approximately $2.8 million for the year ended June 30, 2002.

                Interest.  The $10.1 million increase in net interest expense during fiscal 2002 primarily relates to the issuance of the 9.75% Notes on July 30, 2001, offset by the repayment of outstanding term loans under the 2000 credit facility.  In addition, the Company incurred deferred loan costs of approximately $11.5 million related to the issuance of the 9.75% Notes and $3.5 million for the establishment of the 2001 credit facility.  The aforementioned increases to net interest expense were offset by an increase in interest income on invested cash of approximately $2.1 million during fiscal 2002.  On February 15, 2002, we entered into an interest rate swap agreement with Bank of America, N.A. for a notional amount of $100 million of the 9.75% Notes.  Under this agreement, the 9.75% coupon interest rate on the $100 million notional amount is swapped for a variable rate based upon the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  The swap agreement resulted in a decrease to net interest expense of $1.5 million during fiscal 2002.

                Debt extinguishment costs.  During fiscal 2002, we incurred $6.6 million in debt extinguishment costs from the early buyout of certain capital leases, the write-off of deferred loan costs incurred as part of the 2000 credit facility and fees incurred to terminate the interest rate collar agreement required by the 2000 credit facility.  On April 1, 2002, we adopted the provisions of SFAS 145 resulting in the treatment of these debt extinguishment costs as operating costs as opposed to extraordinary items.

                Minority interests and other.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our consolidated statements of operations.  Minority interests for fiscal 2002 remained comparable to fiscal 2001 at $0.8 million.  The $1.6 million decrease in minority interests and other expenses during fiscal 2002 primarily relates to gains on sales of land and other assets of $0.8 million during fiscal 2002 as compared to losses on sales of assets of $0.5 million during fiscal 2001.

                Income taxes.  The provision for income taxes increased from $0.5 million for 2001 to $2.9 million for 2002 resulting in an increase in the effective tax rate from 4.7% in 2001 to 29.8% in 2002.  The valuation allowance that offsets our deferred tax assets decreased by $4.1 million and $1.4 million for the years ended June 30, 2001 and 2002, respectively, resulting in a decrease in our effective tax rates.

                Net income.  Net income decreased from $10.2 million in fiscal 2001 to $6.8 million in fiscal 2002.  The $19.7 million increase in EBITDA during 2002 was offset by the significant increases in depreciation and amortization and interest as a result of the 2001 and 2002 acquisitions and the issuance of the 9.75% Notes, respectively, as well as the debt extinguishment costs of $6.6 million.  We view these costs as products of the Company’s strategic growth initiative.

                Year Ended June 30, 2001 Compared to the Year Ended June 30, 2000

                Revenues.  The $363.1 million increase in revenues during fiscal 2001 was attributable to revenues from acquired hospitals of $366.7 million offset by a decrease in same hospital revenues of $3.6 million.  The same hospital decrease was primarily related to a decrease in revenues at Maryvale Hospital Medical Center that resulted from the loss of several key physicians who relocated their practices outside the Maryvale service area.  Maryvale has subsequently recruited several new physicians to the market.  Premium revenues from our health plans increased by $39.3 million during fiscal 2001 due to the acquisition of Phoenix Health Plan in May 2001 and the full year of operations of MacNeal Health Providers during fiscal 2001.

                Salaries and benefits.  The $177.1 million increase in salaries and benefits during fiscal 2001 was primarily attributable to our acquisitions during fiscal 2001 and the effect of a full year of operations for our fiscal 2000 acquisitions during fiscal 2001.  Salaries and benefits as a percentage of revenues increased to 48.5% for fiscal 2001 compared to 48.1% for fiscal 2000.  This increase is attributable to a 1.6% increase due to the higher level of patient acuity at the hospitals acquired during fiscal 2000, which had a full year of operations during fiscal 2001, offset by a 1.4% decrease due to the acquisition of Phoenix Health Plan, which requires a much lower human resource cost for its revenue base.

                Supplies.  The $52.4 million increase in supplies expense during fiscal 2001 was primarily attributable to our acquisitions during fiscal 2001 and the effect of a full year of operations for our fiscal 2000 acquisitions during fiscal 2001.  Supplies expense as a percentage of revenues increased to 13.9% for fiscal 2001 compared to 13.3% for fiscal 2000.  Approximately 1.0% of this increase relates to the higher level of patient acuity at the facilities we acquired.  For example, MacNeal Hospital and Phoenix Baptist Hospital both provide open-heart surgical procedures and significant orthopedic procedures that require more expensive surgical supplies.  The increase in supplies expense as a percentage of revenues was offset by a 0.4% decrease due to the acquisition of Phoenix Health Plan, which utilizes no medical supplies in its operations.

                Medical claims expense.  The $23.4 million increase in medical claims expense during fiscal 2001 is attributable to the acquisition of Phoenix Health Plan on May 1, 2001, and the effect of the full year of operations of MacNeal Health Providers during 2001.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members including an estimate of incurred but not reported claims.  Revenues and expenses between the health plans and the Company’s wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Insurance.  Insurance expense increased by $2.4 million or 41.4% from fiscal 2000 to fiscal 2001 due to the acquisitions during fiscal 2000 and 2001.  On a same hospital basis, insurance expense decreased by $1.1 million from fiscal 2000 to fiscal 2001.

                Other operating expenses.  The $52.4 million increase in other operating expenses, which include professional fees, purchased services, rents and leases, repairs and maintenance, utilities and non-income taxes, was primarily attributable to our 2001 and 2000 acquisitions.  Other operating expenses as a percentage of revenues decreased from 16.7% for fiscal 2000 to 15.5% for fiscal 2001.  This decrease reflects our efforts to achieve efficiencies and upgrade capital at acquired hospitals resulting in reduced operating expenses.  Additionally, for hospitals acquired during 2000 with a full year of operations during 2001, we were able to reduce costs associated with information systems through software conversions and utilization of corporate expertise thereby reducing related professional fees.

                Provision for doubtful accounts.  The $23.7 million increase in the provision for doubtful accounts was primarily attributable to the fiscal 2001 and 2000 acquisitions.  The provision for doubtful accounts as a percentage of revenue decreased from 10.9% in fiscal 2000 to 8.5% in fiscal 2001.  This decrease is due to a lower bad debt experience rate at hospitals acquired during fiscal 2000 and 2001 than that of Maryvale Hospital.  Maryvale Hospital has an unusually high bad debt expense rate due to the demographics of the market it serves.  We believe that the recent expansion of eligibility for the Arizona Medicaid program will help reduce Maryvale’s bad debt expense.

                Depreciation and amortization.  The $12.0 million increase in depreciation and amortization was attributable to our fiscal 2001 and 2000 acquisitions.  All of the acquisitions were accounted for using the purchase method of accounting, and we recorded approximately $74.5 million of goodwill and other intangible assets for the fiscal 2001 and 2000 acquisitions.  Amortization of these intangible assets was $5.3 million and $3.0 million during fiscal 2001 and 2000, respectively.

                Interest expense.  Interest expense increased by $7.8 million from fiscal 2000 to fiscal 2001 due to approximately $95.7 million of additional debt incurred in February 2000 and June 2000 to fund acquisitions and reduce certain assumed liabilities from the acquisitions.  We also incurred approximately $4.5 million of deferred loan costs during fiscal 2000 that were being amortized over the life of the 2000 credit facility.

                Debt extinguishment costs.  During fiscal 2000, we incurred $1.1 million in debt extinguishment costs related to the refinancing of the 1998 credit facility.  On April 1, 2002, we adopted the provisions of SFAS 145 resulting in the treatment of these debt extinguishment costs as operating costs as opposed to extraordinary items.

                Minority interests and other.  Minority interests represent the third party portion of certain non-wholly owned affiliates of the Company included in the Company’s consolidated statements of operations.  Minority interests increased from $0.1 million to $0.8 million during 2001.  Other non-operating expenses include equity method income or loss and gains or losses on the sale of assets.

                Income taxes.  The provision for income taxes increased from $0.1 million for 2000 to $0.5 million for 2001.  These provisions reflect effective tax rates of 8.9% and 4.8% for the years ended June 30, 2000 and 2001, respectively.  The valuation allowance that offsets our deferred tax assets decreased by $4.1 million in 2001, resulting in a decrease in our effective tax rates.

                Net income.  Net income increased to $10.2 million for fiscal 2001 from a loss of $1.4 million for fiscal 2000, an increase of $11.6 million.  The significant increase is due to the income from continuing operations of our fiscal 2001 and 2000 acquisitions, which enabled us to utilize economies of scale and provided an additional revenue base to cover corporate overhead expenses and interest costs and the $1.1 million of debt extinguishment costs incurred during fiscal 2000.  Our health plans contributed $0.5 million and $2.2 million of pre-tax net income during fiscal 2000 and 2001, respectively.  We expect revenues from our health plans to continue to increase as additional persons become eligible for the Arizona Medicaid program under Proposition 204.

Summary Results of Operations by Quarter

                The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2001 and 2002.  We believe that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the fiscal years ended June 30, 2001 and 2002.  Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	September 30, 2000	December 31, 2000	March 31, 2001	June 30, 2001

	(In millions)
Net revenues	$158.6	$155.7	$166.3	$187.2
EBITDA (a)	11.2	8.9	17.5	14.7
Net income (loss)	0.2	(1.4)	6.8	4.6

	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002

	(In millions)
Net revenues	$207.3	$223.1	$235.9	$244.3
EBITDA (a)	15.3	17.1	23.0	16.6
Net income (loss)	(4.2)	2.6	6.4	2.0

____________________
(a)

EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on the sale of assets, equity method income and debt extinguishment costs.  While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is a commonly used analytical indicator within the health care industry and serves as a measure of leverage capacity and debt service ability.  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Liquidity and Capital Resources

                At June 30, 2002, we had working capital of $87.9 million, including cash and cash equivalents of $55.4 million.  Working capital at June 30, 2001 was $15.3 million.  The increase in working capital is primarily due to operating cash flows during fiscal 2002.  The increase in cash from the issuance of the 9.75% Notes has essentially been utilized through acquisitions, capital expenditures, payments of long-term debt and payments of loan costs.  Cash provided by operating activities increased from $6.7 million for the year ended June 30, 2001 to $44.7 million for the year ended June 30, 2002.  We generated cash flows from operations through improved EBITDA, an improvement in collections of net accounts receivable and the timing of payment of accrued expenses and other liabilities.

                Cash used in investing activities increased from $38.1 million for the year ended June 30, 2001 to $135.4 million for the year ended June 30, 2002.  Cash used to fund hospital acquisitions, net of cash received, increased from $10.6 million for the year ended June 30, 2001 to $100.3 million for the year ended June 30, 2002, as a result of the acquisitions of Paradise Valley Hospital and Louis A. Weiss Memorial Hospital.  Cash used for capital expenditures also increased by approximately $8.5 million to $35.1 million for the year ended June 30, 2002.   The funding of capital expenditures is in part subject to the timing of certain capital projects at Maryvale Hospital Medical Center, Arrowhead Community Hospital and Phoenix Baptist Hospital and the construction of West Valley Hospital in Goodyear, Arizona.  As of June 30, 2002, the Company has funded approximately $30.0 million of its $65.0 million contractual commitment for these capital projects at Maryvale, Arrowhead and Phoenix Baptist.  As of June 30, 2002, we have expended approximately $2.5 million of the estimated project cost of $50.0 million for the construction of West Valley Hospital.  We expect to complete these capital projects and commitments during the next two to five years.

                Our 2001 credit facility contains provisions that limit annual capital expenditures.  For the year ended June 30, 2002, we are in compliance with these capital expenditure provisions.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Cash provided by financing activities increased from $26.7 million for the year ended June 30, 2001 to $134.0 million for the year ended June 30, 2002.  The increase was primarily attributable to the issuance of the 9.75% Notes, offset by (1) the repayment of the 2000 credit facility, (2) early buyouts of certain capital leases and (3) payments of deferred loan costs incurred in conjunction with the issuance of the 9.75% Notes and the 2001 credit facility.

                As of June 30, 2002, we had 23,328 shares of Payable-In-Kind Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  The Company originally issued 20,000 shares of PIK Preferred Stock on February 1, 2000 in connection with the acquisition of MacNeal Hospital.  The Company currently intends to issue and record paid-in-kind dividends annually at 8% of the liquidation value of the PIK Preferred Stock until January 31, 2008 and to pay cash dividends thereafter until the January 31, 2015 mandatory redemption date of the PIK Preferred Stock.  The PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.

                We believe that the working capital on hand and the $119.4 million available as of June 30, 2002, under our 2001 credit facility are sufficient to meet our operating and capital needs for the foreseeable future.  Additionally, certain funds controlled by Morgan Stanley Capital Partners (the “MSCP Funds”) have entered into a subscription agreement with us to purchase an additional $322.3 million of our common stock to fund future acquisitions and cash flow needs.  Common stock purchases by the MSCP Funds are subject to several conditions outside the control of the Company, including the approval of the Investment Committee of Morgan Stanley Capital Partners.  No assurance can be given that any or all of such conditions to additional common stock purchases will be met.  We intend to acquire additional hospitals and are actively seeking acquisitions that fit our corporate growth strategy.  These acquisitions may, however, require financing in addition to the working capital on hand, availability of funds under the 2001 credit facility and our future operating cash flows.  We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes.

                We are subject to certain restrictive and financial covenants under the 2001 credit facility including a required EBITDA to debt ratio and interest coverage ratio.  Should our results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 credit facility could become immediately payable and additional borrowings could be restricted.  As of June 30, 2002, the only amounts drawn against the 2001 credit facility were letters of credit totaling approximately $5.6 million.  However, restrictions on additional borrowings under the 2001 credit facility could significantly impact our acquisition growth objectives.  We are in compliance with all such covenants as of June 30, 2002.

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of June 30, 2002.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$29.3	$58.5	$58.5	$446.3	$592.6
Capital lease obligations	4.3	5.3	1.0	―	10.6
Operating leases	12.2	15.3	9.4	25.5	62.4
Other long-term obligations	0.3	0.6	0.6	1.9	3.4

Subtotal	$46.1	$79.7	$69.5	$473.7	$669.0

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years		After 5 years		Total

Other Commitments:	(In millions)
Construction and improvement commitments	$47.7	$8.7	$	―	$	―	$56.4
Guarantees of surety bonds	9.5	3.0		―		―	12.5
Letters of credit	―	―		5.6		―	5.6
Capital expenditure commitments	7.8	13.6		13.6		―	35.0
Physician commitments	2.9	―		―		―	2.9
Other commitments	0.1	0.1		0.1		0.7	1.0

Subtotal	$68.0	$25.4		$19.3		$0.7	$113.4

Total obligations and commitments	$114.1	$105.1		$88.8		$474.4	$782.4

                California has a statute and regulations that require hospitals to meet certain seismic performance standards.  Hospitals that do not meet the standards may be required to retrofit their facilities.  We have filed our  required compliance plan with the State of California and expect to comply with the seismic requirements at all of our California facilities by the state-imposed deadline of 2008.  We expect to incur approximately $10.1 million in costs to meet our compliance plan.  Upon completion of the $10.1 million in improvements, our California facilities will be compliant with the seismic regulations and standards through 2029.  We estimate that the majority of the square footage in our California facilities will be compliant with the seismic regulations and standards that come into effect during 2030 once we have completed our $10.1 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements.

Critical Accounting Policies

                The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing the consolidated financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements.  Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions.  We consider the following accounting policies to be most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

                Allowance for Doubtful Accounts

                Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows.  The allowance for doubtful accounts was approximately 12.0% of accounts receivable, net of contractual discounts, as of June 30, 2002.  The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.  We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  We continually monitor our accounts receivable balances and utilize cash collections data to support the basis for our estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations may have a significant impact on our results of operations and cash flows.

                Allowance for Contractual Discounts

                We typically receive payments from third party payers, including Medicare, Medicaid and managed care payers, that are less than billed charges requiring the estimation of contractual discount allowances.  The Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation.  We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms.  We have made significant investments in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that may result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating management’s continual review and assessment of the estimation process.

                Insurance Reserves

                Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, we maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We maintain excess coverage for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of June 30, 2002, our professional and general liability accrual for asserted and unasserted claims was approximately $16.3 million.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                For the year ended June 30, 2002, medical claims expense was approximately $132.0 million, primarily representing medical claims on behalf of enrollees in our Medicaid managed health plan in Phoenix, Arizona, Phoenix Health Plan.  We estimate our reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators.  The reserve for medical claims incurred but not reported for our health plans was approximately $24.4 million as of June 30, 2002.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the year ended June 30, 2002, approximately $26.2 million of health care plan payments to hospitals and other health care facilities owned by us for services provided to enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

                Health Insurance Portability and Accountability Act of 1996.  The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in August 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information.  Generally, organizations were required to be in compliance with certain HIPAA provisions regarding uniform electronic data transmission standards for health care information beginning in October 2002; however, entities may extend the deadline to October 2003 by filing a compliance plan with the Department of Health and Human Services.  In addition, compliance with privacy standards issued in December 2000 and amended in August 2002 and electronic data security standards proposed in August 1998 but not yet finalized, could result in significant costs for us.  We are in the process of implementing the necessary changes pursuant to the provisions of HIPAA but are unable to estimate the financial impact of compliance with these provisions at this time.

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

                Acquisitions.  We have acquired and plan to continue acquiring businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.

Although we attempt to structure our acquisitions as asset acquisitions in which we do not assume liability for seller’s wrongful actions and institute policies and procedures designed to conform practices to our standards following completion of acquisitions, we may become liable for such past actions of acquired entities deemed improper by private plaintiffs or government agencies.  We generally obtain indemnification from prospective sellers covering such matters; however, such indemnification may not cover such actions or may not be adequate to cover potential losses and fines.

                Unfiled Medicare Cost Reports.  Hospitals participating in the Medicare program, whether paid on a reasonable cost basis or by the prospective payment system (“PPS”), are required to meet certain financial reporting requirements, including submission of annual cost reports identifying medical costs and expenses associated with hospital services to Medicare recipients.  Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to delays in receiving necessary reports from the Medicare fiscal intermediaries.  We currently have 10 unfiled Medicare cost reports relating to Medicare fiscal year-ends 2000 and 2001 and anticipate filing these 10 cost reports and up to 4 additional cost reports relating to Medicare fiscal year-end 2002 during fiscal 2003 that could result in significant changes to our estimates of amounts payable to or receivable from Medicare.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of June 30, 2002, we maintained an interest swap agreement on a notional amount of $100 million of our outstanding $300 million of 9.75% Senior Subordinated Notes due 2011 (the “9.75 Notes”).  The swap agreement effectively converted the 9.75% fixed rate of the notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  As of June 30, 2002, the variable rate was 5.69%.  Effective August 13, 2002, we terminated the interest rate swap agreement resulting in a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement, all $300 million of such notes bore interest at the 9.75% fixed rate.  Management may enter into additional derivative instruments to manage its interest rate risk in the future.

                The fair value of our $300 million of 9.75% Notes was approximately $311 million as of June 30, 2002, based upon quoted market prices.  Since all of our long-term debt is subject to fixed interest rates given the termination in August 2002 of our interest rate swap agreement, we did not estimate changes to our interest expense or fair value of long-term debt based upon hypothetical increases or decreases in interest rates.  As of the date of this report, other than outstanding letters of credit of $9 million, there are no term loans or revolving loans outstanding under our 2001 credit facility.  Should we borrow amounts under the 2001 credit facility or enter into other credit agreements in the future that include variable rate debt, we may seek to mitigate our exposure to such interest rate risk.

Item 8.    Financial Statements and Supplementary Data.

                Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                None.

PART III

Item 10.         Directors and Executive Officers of the Registrant.

                        The table below presents information with respect to our directors and executive officers as of September 1, 2002.

Name	Age
Charles N. Martin, Jr.	59	Chairman of the Board & Chief Executive Officer; Director
William L. Hough	50	President & Chief Operating Officer; Director
Joseph D. Moore	55	Executive Vice President, Chief Financial Officer & Treasurer; Director
Ronald P. Soltman	56	Executive Vice President, General Counsel & Secretary; Director
Reginald M. Ballantyne III	58	Senior Vice President-Market Strategy & Government Affairs
Bruce F. Chafin	46	Senior Vice President-Compliance & Ethics
Robert E. Galloway	57	Senior Vice President-Development
Linda W. Hischke	59	Senior Vice President-Operations
James Johnston	58	Senior Vice President-Human Resources
Phillip W. Roe	41	Senior Vice President, Controller & Chief Accounting Officer
Dale S. St. Arnold	48	Senior Vice President-Operations
James H. Spalding	43	Senior Vice President, Assistant General Counsel & Assistant Secretary
Alan G. Thomas	48	Senior Vice President-Operations Finance
Thomas M. Ways	52	Senior Vice President-Managed Care & Physician Integration
Keith B. Pitts	45	Vice Chairman; Director
Karen H. Bechtel	53	Director
Eric T. Fry	35	Director
Howard I. Hoffen	38	Director

                        Charles N. Martin, Jr. has served as Chairman of the Board of Directors and Chief Executive Officer of Vanguard since July 1997. Until May 31, 2001, he was also Vanguard’s President. From January 1992 until January 1997, Mr. Martin was Chairman, President and Chief Executive Officer of OrNda HealthCorp (“OrNda”), a hospital management company. Prior thereto Mr. Martin was President and Chief Operating Officer of HealthTrust, Inc., a hospital management company, from September 1987 until October 1991. Mr. Martin is also a director of HealthStream, Inc., Kinetic Concepts, Inc. and several privately held companies.

                        William L. Hough has served as Chief Operating Officer and a director of Vanguard since July 1997. Mr. Hough was elected Vanguard’s President on May 31, 2001, and prior thereto he had been an Executive Vice President. From August 1995 until January 1997, he was Executive Vice President and Chief Operating Officer of OrNda. From September 1987 to April 1995, Mr. Hough served in various executive positions with HealthTrust, Inc., including Group Vice President from May 1994 to April 1995, and Regional Vice President from April 1990 to April 1994.

                        Joseph D. Moore has served as Executive Vice President, Treasurer, Chief Financial Officer and a director of Vanguard since July 1997. From February 1994 to April 1997, he was Senior Vice President-Development of Columbia/HCA Healthcare Corporation (“Columbia”), a hospital management company. Mr. Moore first joined Hospital Corporation of America (a predecessor of Columbia) in April 1970, rising to Senior Vice President-Finance and Development in January 1993.

                        Ronald P. Soltman has been Executive Vice President, General Counsel, Secretary and a director of Vanguard since July 1997. From April 1994 until January 1997, he was Senior Vice President, General Counsel and Secretary of OrNda. From February 1994 until March 1994, he was Vice President and Assistant General Counsel of Columbia. From 1984 until February 1994, he was Vice President and Assistant General Counsel of Hospital Corporation of America.

                        Reginald M. Ballantyne III, joined Vanguard in May 2001 and has served as Senior Vice President-Market Strategy & Government Affairs of Vanguard since January 2002.  From 1984 to 2001, he served as

President of PMH Health Resources, Inc. (“PMH”), an Arizona based multi-unit healthcare system.  In February 2001, PMH filed a Chapter 11 proceeding in order to implement the sale of the business and assets of PMH to Vanguard.  Prior to 1984, Mr. Ballantyne served as President of Phoenix Memorial Hospital in Phoenix, Arizona.  Mr. Ballantyne served as Chairman of the American Hospital Association (“AHA”) in 1997 and as Speaker of the AHA House of Delegates in 1998.  He is a Fellow of the American College of Healthcare Executives (“ACHE”) and a recipient of the ACHE Gold Medal Award for Management Excellence.  Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the AHA Committee of Commissioners from 1992 until 1995.  Mr. Ballantyne is also a director of Superior Consultant Holdings Corporation and several privately held companies.

                        Bruce F. Chafin has served as Senior Vice President-Compliance & Ethics of Vanguard since July 1997. Prior thereto, from April 1995 to January 1997, he served as Vice President–Compliance & Ethics of OrNda.

                        Robert E. Galloway has served as Senior Vice President-Development of Vanguard since October 1997. Prior thereto from August 1993 to September 1997, he was Vice President–Development of Columbia and its predecessor, Columbia Hospital Corporation.

                        Linda W. Hischke joined Vanguard in September 2001 and has served as Senior Vice President-Operations of Vanguard since January 2002.  Prior thereto, Ms. Hischke served as Division President of IASIS Healthcare, a hospital management company, from October 1999 to September 2001.  From 1997 until 1999, she was President of WYN Associates Healthcare Consulting in Park City, Utah.  Ms. Hischke was President of the Mountain Division of Columbia from 1995 until 1997.  From 1990 until 1995, she served in various executive positions with HealthTrust, Inc., including Regional Vice President.

                        James Johnston has served as Senior Vice President-Human Resources of Vanguard since July 1997. Prior thereto from November 1995 to January 1997, he served as Senior Vice President–Human Resources of OrNda.

                        Phillip W. Roe has been Senior Vice President, Controller & Chief Accounting Officer of Vanguard since July 1997. Prior thereto he was Senior Vice President, Controller and Chief Accounting Officer of OrNda from September 1996 until January 1997. Prior thereto, from October 1994 until September 1996, Mr. Roe was Vice President, Controller and Chief Accounting Officer of OrNda.

                        Dale S. St. Arnold has been a Senior Vice President-Operations of Vanguard since June 2002.  Prior thereto from 1998 until June 2002, he was President and Chief Executive Officer of Catholic Health System of Buffalo, New York, a non-profit, integrated health care system which included four hospitals, fourteen nursing homes and three home care companies.  Prior thereto, he had various positions from 1991 to 1998 with Mount Carmel Health System of Columbus, Ohio and its predecessor organization, Mount Carmel Health, a non-profit, integrated health care system which included three hospitals, a home care company and a Medicare HMO.  He served as President and Chief Executive Officer of Mount Carmel Health and Mount Carmel Health System from 1992 to 1998.

                        James H. Spalding has served as Senior Vice President, Assistant General Counsel and Assistant Secretary of Vanguard since November 1998. Prior thereto he was Vice President, Assistant General Counsel and Assistant Secretary of Vanguard from July 1997 until November 1998. Prior thereto from April 1994 until January 1997, he served as Vice President, Assistant General Counsel and Assistant Secretary of OrNda.

                        Alan G. Thomas has been Senior Vice President-Operations Finance of Vanguard since July 1997. Prior thereto, Mr. Thomas was Senior Vice President–Hospital Financial Operations of OrNda from April 1995 until January 1997. Prior thereto he was Vice President–Reimbursement and Revenue Enhancement of OrNda from June 1994 until April 1995.

                        Thomas M. Ways has served as Senior Vice President-Managed Care & Physician Integration of Vanguard since February 1998. Prior thereto from February 1997 to January 1998, he was Chief Executive Officer of MSO/Physician Practice Development for the Southern California Region of Tenet Health Care Corporation, a

hospital management company. Prior thereto from August 1994 to January 1997, he was Vice President–Physician Integration of OrNda.

                        Keith B. Pitts has been Vanguard’s Vice Chairman since May 2001, a director of Vanguard since August 1999, and was an Executive Vice President of Vanguard from August 1999 until May 2001. Prior thereto, from November 1997 until June 1999, he was the Chairman and Chief Executive Officer of Mariner Post-Acute Network, Inc. and its predecessor, Paragon Health Network, Inc., which is a nursing home management company. In January 2000, Mariner Post-Acute Network, Inc. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.   In May 2002, Mariner-Post Acute Network, Inc. emerged from such Chapter 11 proceedings pursuant to a confirmed plan of reorganization and changed its name to Mariner Health Care, Inc.  Prior thereto from August 1992 until January 1997, Mr. Pitts served as Executive Vice President and Chief Financial Officer of OrNda.

                        Karen H. Bechtel has served as a Director of Vanguard since March 2000. Ms. Bechtel has been a Managing Director of Morgan Stanley Private Equity since 1998 and a Managing Director of Morgan Stanley & Co. Incorporated since 1986. She is also a director of Cross Country, Inc. and several privately held companies.

                        Eric T. Fry has served as a Director of Vanguard since May 1998. He joined MS & Co. in 1989 and has been a Managing Director of both Morgan Stanley & Co. Incorporated and Morgan Stanley Private Equity since December 2001. He is also a director of ACG Holdings, Inc., American Color Graphics, Inc. and several privately held companies.

                        Howard I. Hoffen has served as a Director of Vanguard since January 2001. Mr. Hoffen is currently the Chairman and Chief Executive Officer of Morgan Stanley Private Equity, and has been a Managing Director of Morgan Stanley & Co. Incorporated since 1997.  He joined Morgan Stanley & Co. Incorporated in 1985 and Morgan Stanley Private Equity in 1986.  Mr. Hoffen is also a director of Allegiance Telecom, Inc., Catalytica Energy Systems, Inc., Choice One Communications Inc. and several privately held companies.

                        Board of Directors

                        The board of directors of Vanguard manages its business. Under our certificate of incorporation and bylaws, the Vanguard board of directors must consist of not less than three nor more than twenty members, with the exact number of members being fixed from time to time by our board of directors. Currently, eight members comprise our board of directors.

                        Pursuant to our shareholders agreement, our board of directors is to be made up of eight members, five of which are to be nominated by the management shareholders and three of which are to be nominated by the Morgan Stanley Capital Partners Funds (the “MSCP Funds”).  In conformity with the foregoing, at the current time Ms. Bechtel and Messrs. Fry and Hoffen are directors nominated by the MSCP Funds and Messrs. Hough, Martin, Moore, Pitts and Soltman are directors nominated by the management shareholders. Despite the foregoing, at all times the MSCP Funds have the right to nominate four members to our board, in which event one of the management directors will resign. Also, at any time after January 1, 2005, the MSCP Funds have the right to nominate a majority of our board if the MSCP Funds exercise their additional rights under the shareholders agreement to require all other shareholders to transfer their shares to the same prospective purchaser to whom and at the same price at which the MSCP Funds have agreed to sell all their shares of our common stock.  Pursuant to our shareholders agreement each shareholder has agreed to vote his shares of common stock to elect directors nominated in the manner described above.

                        Our directors are elected by the affirmative vote of a plurality of the votes cast by our shareholders at Vanguard’s annual meeting of shareholders. Once elected, each director serves until the next annual meeting of shareholders and until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal.

                        We currently have no standing committees of our board of directors. Pursuant to our shareholders agreement, the MSCP Funds have the right to appoint one member to each committee of our board of directors.

Item 11.         Executive Compensation.

                        The following table sets forth, for the fiscal years ended June 30, 2002 and June 30, 2001, the compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers.  We refer to these persons as our named executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (a)	Securities Underlying Options (#)	All Other Compensation ($) (b)

Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer	2002	900,000	0	0	975	7,422
	2001	700,008	0	0	0	7,422

William L. Hough President & Chief Operating Officer	2002	550,000	0	0	293	5,100
	2001	428,016	0	0	0	5,100

Joseph D. Moore Executive Vice President, Chief Financial Officer & Treasurer	2002	500,000	0	0	293	0
	2001	369,504	0	0	0	0

Keith B. Pitts Vice Chairman	2002	550,000	0	0	293	5,640
	2001	428,016	0	0	8,409	380,005

Ronald P. Soltman Executive Vice President, General Counsel & Secretary	2002	450,000	0	0	251	0
	2001	272,016	0	0	0	0

____________________
(a)

An “0” in this column means that no such compensation was paid other than perquisites and other personal benefits which have not been included because their aggregate value provided to any of the named executive officers was below the reporting threshold established by the Securities and Exchange Commission.

(b)

The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2002 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $5,100; Mr. Hough: $5,100; Mr. Moore: $0; Mr. Pitts: $5,100; and Mr. Soltman: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $2,322; Mr. Hough: $0; Mr. Moore: $0; Mr. Pitts: $540; and Mr. Soltman: $0.  The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2001 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $5,100; Mr. Hough: $5,100; Mr. Moore: $0; Mr. Pitts: $5,100; and Mr. Soltman: $0; $374,365 for Mr. Pitts to reimburse him for certain relocation expenses in his move to Nashville to commence employment with Vanguard; and (iii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $2,322; Mr. Hough: $0; Mr. Moore: $0; Mr. Pitts: $540; and Mr. Soltman: $0.

Stock Option Grants During Fiscal 2002

                        In the fiscal year ended June 30, 2002, the grants of stock options under our stock-based employee benefit plans to the named executive officers were as follows:

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Market Price on Date of Grant ($/Sh)	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(a)

						0%	5%	10%
Charles N. Martin, Jr.	975(b)	23.8	170.12	1,701.18	06/01/08	1,492,784	2,118,452	2,933,628
William L. Hough	293(b)	7.1	170.12	1,701.18	06/01/08	448,601	636,622	881,593
Joseph D. Moore	293(b)	7.1	170.12	1,701.18	06/01/08	448,601	636,622	881,593
Keith B. Pitts	293(b)	7.1	170.12	1,701.18	06/01/08	448,601	636,622	881,593
Ronald P. Soltman	251(b)	6.1	170.12	1,701.18	06/01/08	384,296	545,366	755,221

____________________
(a)

In accordance with the rules of the Securities and Exchange Commission (the “SEC”), shown are the gains or “option spreads” that would exist for the respective options granted.  These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term.  These assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices.

(b)

One-seventh of the stock options will vest on each anniversary of the November 8, 2001 grant date prior to expiration of these options or upon the occurrence of a Liquidity Event (as defined in Item 13 under the caption “Shareholders Agreement”).  Vested options become exercisable upon the occurrence of a Liquidity Event.

Stock Option Exercises, Holdings and Fiscal Year-End Values

                        The following table sets forth information with respect to the named executive officers concerning their exercise of stock options during the fiscal year ended June 30, 2002 and in respect of the number and value of unexercised options held by each of them as of June 30, 2002.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End(#)		Value of Unexercised In-the-Money Options At Fiscal Year-End($)(a)

			Exercisable	Unexercisable (b)	Exercisable	Unexercisable

Charles N. Martin, Jr.	0	0	587	11,423	898,732	17,489,298
William L. Hough	0	0	359	3,427	549,650	5,246,943
Joseph D. Moore	0	0	310	3,427	474,629	5,246,943
Keith B. Pitts	0	0	0	8,702	0	13,323,284
Ronald P. Soltman	0	0	228	2,938	349,082	4,498,254

____________________
(a)

There was no public market for our common stock at June 30, 2002.  The dollar values of unexercised in-the-money options represent the difference between the assumed fair market value of $1,701.18 per share at June 30, 2002 and the exercise prices of the options.

(b)

All of the options set forth in this chart (except for 5,275 of the options granted to Mr. Pitts) were options granted under our Carry Option Plan, as described in Item 13 under the caption “Our Option Plans.”

Director Compensation

                        Directors do not receive any compensation for their services. We do, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings of our board of directors, and they are eligible to receive options pursuant to certain of our option plans, as described in Item 13 under the caption “Our Option Plans.” To date, however, no non-employee directors have been granted options.

Our Employment Agreements

                        On June 1, 1998, we entered into written employment agreements with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and General Counsel (Messrs. Martin, Hough, Moore and Soltman, respectively) for terms expiring on June 1, 2003, with provisions for renewal. On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004, with provisions for renewal. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman of our board. The base salaries of Messrs. Martin, Hough, Moore, Pitts and Soltman under such written employment agreements are, as of September 1, 2002, $900,000, $550,000, $500,000, $550,000 and $450,000, respectively.  Pursuant to these agreements these officers are to have an annual bonus plan giving each of them an opportunity to earn an annual bonus in such amount as our Board of Directors should determine, as well as pension, medical and other customary employee benefits.  The terms of these agreements state that if the employee terminates his employment for Good Reason or if we breach the terms of the agreement and terminate the employee, he will receive within a specified time after the termination a payment of up to three times his annual salary plus the average of the bonuses given to him in the two years immediately preceding his termination.

Our Severance Protection Agreements

                        We provide our executives at the Vice President level and above (other than Messrs. Martin, Hough, Moore, Soltman and Pitts) with severance protection agreements granting them severance payments in amounts of 200% to 250% of annual salary and bonus. Generally, severance payments are due under these agreements if a change in control (as defined) should occur and employment of the officer is terminated during the term of the agreement by us (or our successor) or by the employee for Good Reason. In addition, these agreements state that in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our ten-percent shareholders by five percent or more), the employees have an obligation to remain in our employ until the earliest of (i) six months after the Potential Change in Control; (ii) a change in control; (iii) a termination of employment by us; or (iv) a termination of employment by the employee for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the employee had a Good Reason) or due to death, disability or retirement.

Compensation Committee Interlocks and Insider Participation

                        During fiscal 2002, we had no compensation committee of our board of directors.  Messrs. Martin, Hough, Moore, Pitts and Soltman, all of the named executive officers, during fiscal 2002 participated in deliberations of our board of directors concerning executive officer compensation.

                        During fiscal 2002, three of our executive officers, Charles N. Martin, Jr., Keith B. Pitts, and James H. Spalding, served as executive officers and members of the board of directors of NetContent, Inc. and during fiscal 2002 NetContent had no compensation committee of its board of directors.  Two of such executive officers, Messrs. Martin and Pitts, served on our board of directors during fiscal 2002.  Messrs. Martin, Pitts and Spalding receive no compensation for serving as executive officers and directors of NetContent.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

                        The following table presents information regarding beneficial ownership of shares of our common stock and preferred stock, as of September 15, 2002, by:

•	each person we know to be the beneficial owner of 5% or more of our common stock or our preferred stock;

•	each of our executive officers listed in the summary compensation table;

•	the members of our board of directors; and

•	all our current directors and executive officers as a group.

                        When reviewing the following table, you should be aware that:

•

The amounts and percentage of common stock and preferred stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of securities as to which he has no economic interest.

•

Except as otherwise indicated in the footnotes to the table, each stockholder identified in the table possesses sole voting and investment power over all shares of stock shown as beneficially owned by such stockholder.

•	We have one series outstanding of preferred stock, our Payable-In-Kind Cumulative Redeemable Convertible Preferred Stock.

•	Unless otherwise indicated below, the address of each individual or entity listed in the table is 20 Burton Hills Boulevard, Suite 100, Nashville, Tennessee 37215.

	Common Stock of Vanguard		Preferred Stock of Vanguard

	Number of Shares	Percent of Class	Number of Shares	Percent of Class

Beneficial Owners:
MSCP Funds(1)	163,189	78.9%	—	—
The MacNeal Memorial Hospital Association(2)	—	—	23,328	100.0%
Charles N. Martin, Jr.(3)	43,513	21.1		—
William L. Hough(4)	5,487	2.7	—	—
Joseph D. Moore(5)	5,144	2.5	—	—
Keith B. Pitts	118	*	—	—
Ronald P. Soltman(6)	3,952	1.9	—	—
Karen H. Bechtel(7)	—	—	—	—
Eric T. Fry(7)	—	—	—	—
Howard I. Hoffen(7)	—	—	—	—
All directors and executive officers as a group (18 persons)	43,513	21.1	—	—

____________________
*	Signifies less than 1%.

(1)

The MSCP Funds consist of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors III, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., and Morgan Stanley Dean Witter Capital Investors IV, L.P.  The address of each such entity is 1585 Broadway, New York, New York 10036.

(2)

Michael P. Kenahan, President of MacNeal Memorial Hospital Association, possesses sole voting and investment power over these shares, subject to specific direction at any time by the Board of Directors of MacNeal Memorial Hospital Association.  The address of The MacNeal Memorial Hospital Association and of Mr. Kenahan is 3249 South Oak Park Avenue, Berwyn, Illinois 60402.

(3)

Includes 3,396 shares which Mr. Martin has the right to acquire upon the exercise of stock options. Includes 24,536 shares beneficially owned by Mr. Martin solely as a result of his rights to vote these 24,536 shares under the Voting Proxy Agreement discussed below. Mr. Martin has no economic interest in these 24,536 shares. Mr. Martin beneficially owns 18,977 shares in which he has an economic interest and which represent 9.2% of the class.

(4)	Includes 359 shares which Mr. Hough has the right to acquire upon the exercise of stock options.

(5)	Includes 310 shares which Mr. Moore has the right to acquire upon the exercise of stock options.

(6)	Includes 228 shares which Mr. Soltman has the right to acquire upon the exercise of stock options.

(7)

Mr. Hoffen is the Chairman and Chief Executive Officer of Morgan Stanley Private Equity.  Ms. Bechtel and Mr. Fry are Managing Directors of Morgan Stanley Private Equity.  Messrs. Fry and Hoffen and Ms. Bechtel each disclaim beneficial ownership of the shares of common stock beneficially owned by the MSCP Funds which are managed by Morgan Stanley Private Equity, except to the extent of any direct pecuniary interest therein.  The address of each such person is 1585 Broadway, New York, New York 10036.

EQUITY COMPENSATION PLAN INFORMATION

                        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2002.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	51,121	$ 569	705 (1)(2)
Equity compensation plans not approved by security holders	0	0	0
Total	51,121	$ 569	705

____________________
(1)

Represents 13 shares remaining available for future issuances of options under our 1998 Stock Option Plan and 692 shares remaining available for future issuances of options under our 2000 Stock Option Plan.

(2)

Up to 2,977 more shares would become available for future issuance of options under our 1998 Stock Option Plan if a Liquidity Event should occur and a certain financial test is met relating to shareholder returns on their investment in our shares.  Up to 33,837 more shares would become available for the issuance of options under the 2000 Stock Option Plan if the MSCP Funds and/or Charles N. Martin, Jr. were to purchase additional shares of our common stock pursuant to the subscription agreement dated June 1, 2000, and if so, shares would be added to the 2000 Stock Option Plan at the rate of 17.647% of the shares so purchased by the MSCP Funds and 10% of the shares so purchased by Mr. Martin.

Item 13.         Certain Relationships and Related Transactions.

                        Founders

                        Vanguard was founded in July 1997 by four of its directors and executive officers mentioned above, Messrs. Martin, Hough, Moore and Soltman, and by an affiliate of the MSCP Funds.  Initially, the individual founders funded the start-up operations of Vanguard with short-term loans.  In August 1997 the four individual founders and certain other current members of management purchased for cash shares of our common stock and the short-term loans were repaid with the proceeds of the share purchases.  In addition, in August 1997 the affiliate of the MSCP Funds purchased for cash shares of our preferred stock.  We redeemed those preferred shares for cash in June 1998.

                        Shareholders Agreement

                        As noted above, the MSCP Funds currently own collectively approximately 80% of our outstanding shares of common stock. The MSCP Funds and all the other shareholders in Vanguard have entered into a shareholders agreement governing their ownership of our common stock. The following is a summary of the material terms included in the shareholders agreement.

•

The shareholders agreement provides that our board of directors is to be made up of eight members, five of which are to be nominated by management shareholders and three of which are to be nominated by the MSCP Funds. Despite the foregoing, at all times the MSCP Funds have the right to nominate a fourth member to our board, in which event one of the management directors will resign. Currently, Ms. Bechtel and Messrs. Fry and Hoffen are directors nominated by the MSCP Funds. Also, at any time after January 1, 2005, the MSCP Funds have the right to nominate a majority of our board if the MSCP Funds exercise their additional right under the shareholders agreement to require all other shareholders to transfer their shares to the same prospective purchaser to whom and at the same price at which the MSCP Funds have agreed to sell their shares of our common stock. The MSCP Funds also have the right to designate one member of each committee of our board.

•

The shareholders have agreed not to transfer any of their shares other than to permitted transferees, and that their shares will be subject to certain “tag along” and “first offer” rights upon share transfer.

•

After June 1, 2003, if the MSCP Funds decide to sell all of their shares to a third party, they can require that the other shareholders who are parties to the shareholders agreement sell all of their shares to a third-party purchaser chosen by the MSCP Funds, at the price negotiated by the MSCP Funds and the third-party purchaser but, if the sale is prior to January 1, 2005, the other shareholders have the right to purchase all of the shares held by the MSCP Funds in lieu of selling their shares to the third-party purchaser.

•

Each of the Management Investors has agreed to sell to us all the shares that he or she owns at cost if, prior to June 1, 2003, his or her employment is terminated either by him or her without Good Reason or by us for cause and he or she then engages in an activity competitive with our business.

•

Mr. Martin is generally prohibited from disposing of shares unless, at the time of the disposition, the proportion of his shareholdings that he has disposed of does not exceed the proportion of shareholdings disposed of by the MSCP Funds.

•

The MSCP Funds and the other shareholders, under specified circumstances and subject to certain conditions, have the right to require us to register their shares under the Securities Act and to participate in specified registrations of shares by us.

•	We have agreed to pay reasonable fees and expenses of the MSCP Funds incurred in reviewing the health care facilities which we propose to purchase from time to time.

•

If the MSCP Funds receive aggregate net proceeds upon a Liquidity Event that are less than what they have invested in Vanguard, they may require us to repurchase from our Management Investors an aggregate of 24,187 shares at the lower of cost or market value at the time of such notice. Morgan Stanley Dean Witter Capital Partners IV, L.P. (“MSCP IV”) can require that we, or we can elect under certain circumstances to, pay the purchase price by delivery of a 3-year note, bearing interest at 1% over the 3-year U.S. Treasury bond rate, in lieu of cash. If our credit agreements do not permit such a purchase, then the MSCP Funds are permitted to purchase the shares directly from the Management Investors for cash.

•	So long as the MSCP Funds own at least 15% of our outstanding common stock, we have agreed not to take certain important actions without the prior approval of MSCP IV including, but not limited to, the following:

                                •   issuances of equity or equity-type securities or payments of dividends on our capital stock;

                                •   approval of our annual business plan and budget and of any long-term strategic plan;

                                •   the appointment or removal of our Chief Executive Officer or any change in the compensation of our executive management;

                                •   incurrence, refinancing or discharge of indebtedness in excess of 10% of our consolidated assets;

                                •   purchases or sales of assets having a value in excess of 10% of our consolidated assets, other than in the ordinary course of our business;

                                •   a merger, consolidation, reclassification, reorganization, liquidation, dissolution, voluntary bankruptcy or similar significant corporate events;

                                •   changes in our auditors, financial accounting policies or tax policies;

                                •   transactions with our affiliates or affiliates of our management;

                                •   capital expenditures exceeding 5% of our consolidated assets for any given project or in any fiscal year;

                                •   employment of investment bankers; and

                                •   any other material transaction.

                        The above-mentioned provisions of the shareholders agreement will terminate in the event of an initial public offering of our common stock, the sale of our company or the sale by the MSCP Funds of their shares of our common stock (each a “Liquidity Event”). Upon the occurrence of a Liquidity Event, a separate shareholders agreement will become effective which will govern the ownership of our common stock among our current shareholders. The following is a summary of the material terms included in this separate shareholders agreement.

•	Shares received upon the exercise of options granted under the Carry Option Plan described below may not be transferred for a period of one year after our initial public offering.

•

Mr. Martin is generally prohibited from disposing of shares unless, at the time of the disposition, the proportion of his shareholdings that he has disposed of does not exceed the proportion of shareholdings disposed of by the MSCP Funds.

•

The MSCP Funds and the other shareholders, under specified circumstances and subject to certain conditions, have the right to require us to register their shares under the Securities Act and to participate in specified registrations of shares by us.

•

We have the right to repurchase at cost all shares, including those received upon the exercise of options granted under the Carry Option Plan if, prior to June 1, 2003, his or her employment is terminated either by him or her without Good Reason or by us for cause and he or she then engages in an activity competitive with our business. This right can be assigned to the other Management Investors, and the MSCP Funds have the right to effect any such repurchase directly from the Management Investor.

•	As long as the MSCP Funds own at least 5% of our outstanding shares, they will have the right to designate two board members and one member of each committee of our board.

                        As a result of their stock ownership, their positions with Vanguard and the shareholders and related agreements described herein, our executive management and the MSCP Funds control us and have the power to elect all of our directors. As a result of their holding approximately 80% of our outstanding shares of common stock and their rights under the shareholders agreement, the MSCP Funds have significant influence over our management and policies and over any action requiring the approval of the holders of our common stock, including amendments to our certificate of incorporation, acquisitions or sales of all or substantially all of our assets. Circumstances may occur in which the interests of the MSCP Funds could be in conflict with the interests of our other shareholders or the holders of our 9.75% Notes.  In addition, the MSCP Funds may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to our shareholders or the holders of the 9.75% Notes.

                        Subscription Agreement

                        Under a subscription agreement dated June 1, 2000, between us and certain investors, including the MSCP Funds and our executive officers, to fund the purchase of hospitals, hospital systems, hospital management companies and related assets, we authorized the issuance and sale of 235,521 shares of common stock at a price of $1,701.18 per share. As of September 15, 2002, we have sold 46,051 shares pursuant to this subscription agreement. According to its terms, the obligation of the MSCP Funds to purchase shares is subject to the approval of the Investment Committee of Morgan Stanley Capital Partners. The subscription agreement also entitles the MSCP Funds and their affiliates an exclusive right of first offer to provide equity and equity-linked financing to us (except for equity issued by us or our subsidiaries in connection with hospital or hospital system acquisitions).

                        Letter Agreement

                        On June 1, 1998, we signed a letter agreement with our existing shareholders at that date under which we agreed that if, in connection with a Management Investor’s ownership of shares of our common stock acquired prior to June 1, 1998 (“Initial Shares”), we become entitled to any tax deduction in respect of the Initial Shares, we will pay to such Management Investor the amount of the benefit, when we actually receive the economic benefit of the deduction.  As of this time, we have not received any benefits which we would be obligated to pay to the Management Investors under this agreement.

                        Our Option Plans

                        In June 1998, we established a stock option plan (the “1998 Stock Option Plan”) which is available for stock option awards from time to time to our officers, key employees, directors and consultants, including key employees of acquired hospitals. Except as described below, the terms of this option plan state that the options will vest ratably over a term of four years and that all options will accelerate immediately upon a change in control (as defined in the plan). In addition, all optionees must consent in their option agreements to be bound by the terms of the shareholders agreements referred to above. A certain percentage of the options granted pursuant to the 1998 Stock Option Plan (at least 75% percent of those issued) must be forfeited to us if the investment gains received by the MSCP Funds upon a Liquidity Event are less than a predetermined amount and, accordingly, these options may not be exercised prior to a Liquidity Event. The maximum number of shares of our common stock reserved for the grant of options under this plan is 13,306, subject to a readjustment upon the occurrence of a Liquidity Event. As of September 15, 2002, options to purchase 10,316 shares have been granted and remain outstanding under this plan and 14 shares of common stock have been issued upon the exercise of options under this plan. Of the remaining 2,977 authorized options, none of these options are available for our grant, and all remain outstanding unless a Liquidity Event shall occur and a certain financial test set forth in the plan relating to shareholder returns on their investment in our shares is met.

                        In June 2000, we established another stock option plan (the “2000 Stock Option Plan”) which is available for stock option awards from time to time to our officers, key employees, directors and consultants, including key employees of acquired hospitals. The terms of this option plan are substantially similar to those of the 1998 Stock Option Plan, including the forfeiture provisions described above. The maximum number of shares of common stock reserved for the grant of options under this plan is 41,931 shares or a lesser number based upon a formula relating to recent issuances of our common stock to our shareholders. As of September 15, 2002, options to purchase 8,094 shares are authorized for grant under this plan and options to purchase 7,812 shares have been granted and remain outstanding under this plan.

                        In June 1998, we established a Carry Option Plan under which options to purchase our shares may be granted to certain key employees. The options granted under this plan vest ratably over seven years and become fully vested upon a Liquidity Event. These options are exercisable only upon a Liquidity Event and only to an extent determined pursuant to a schedule based on the returns earned by the MSCP Funds on their aggregate investment in our common stock. Pursuant to our shareholders agreement, the MSCP Funds and certain other shareholders may be obligated to forfeit up to 25% of the shares of our common stock which they own, depending upon the extent of the investment gains of the MSCP Funds upon a Liquidity Event, to fund options granted under this plan to employees. Options to purchase 29,822 shares were authorized for grant under this plan at a price per option equal to 10% of the fair market value of the related underlying share, and, as of September 15, 2002, options to purchase all 29,822 shares have been granted under this plan to key employees, including Messrs. Martin, Hough, Moore, Pitts and Soltman.

                        Effective June 1998, we established a Nonqualified Initial Option Plan under which we granted options to purchase an aggregate of 3,595 shares to certain of our employees on June 1, 1998. Most of the options granted under this plan were made to our employees who worked for us during 1997 and 1998 either with no cash salaries or with salaries below fair market value. These options were granted with an exercise price equal to 10% of the purchase price that we charged purchasers of our shares of common stock on June 1, 1998.

                        All of the options which we have granted under the 1998 Stock Option Plan, the 2000 Stock Option Plan, the Nonqualified Initial Option Plan and the Carry Option Plan have been granted to our officers and other employees. We believe that the past and future grants of options to purchase our common stock under these plans have assisted and will assist us in retaining and recruiting employees of outstanding ability. Stock option grants provide an incentive that focuses the employee’s attention on managing or working for the business of our company from the perspective of an owner with an equity stake in the business and helps ensure that operating decisions are based on long-term results that benefit the business and ultimately our shareholders. Usually, each stock option granted under these plans becomes vested and exercisable only over a period of time or upon a Liquidity Event. Generally, the exercise prices of options granted under the 1998 Stock Option Plan and the 2000 Stock Option Plan have been equal to the fair market value of our shares at the time of grant, subject to downward adjustment in the event of superior investment gains by the MSCP Funds upon a Liquidity Event, while options granted under the Carry Option Plan and the Initial Option Plan are granted at exercise prices equal to 10% of such fair market value. The number of shares covered by each grant is intended to reflect the grantee’s level of responsibility and past and anticipated contributions.

                        Each of our option plans provides that, in the event of any recapitalization, reclassification, merger, consolidation, stock split, or combination or exchange of shares, or other similar transaction, the number of shares of our common stock available for awards, the number of such shares covered by outstanding awards, the option price and any other relevant provisions of the plan will be equitably adjusted by our board or compensation committee to reflect such event and preserve the value of such options.

                        Our Voting Proxy Agreement

                        Each of our shareholders (other than the MSCP Funds) has entered into a voting proxy agreement in which the shareholder has granted Mr. Martin (or, if Mr. Martin is no longer employed by us or is no longer one of our directors, Mr. Moore) an irrevocable proxy to vote that shareholder’s shares of common stock in such manner as Mr. Martin, in his sole discretion, deems proper. Furthermore, Mr. Martin has been authorized under the voting proxy agreement to issue any consent or waiver on behalf of the shareholder under our shareholders agreement and related agreements. The voting proxy agreement terminates upon the earlier of (i) the consummation of a Liquidity Event and (ii) June 1, 2008.

                        Mr. Martin has used his rights under the voting proxy agreement to nominate himself and Messrs. Hough, Moore, Pitts and Soltman as the directors to be nominated by the management shareholders pursuant to our shareholders agreement.

                        Our Related Party Transactions

                        Charles N. Martin, Jr., our Chairman and Chief Executive Officer, beneficially owns in excess of 97% of the membership interests in The Healthcare Airplane Group, LLC, a Tennessee limited liability company, and is its Chief Executive Officer.  We own an approximately 0.4% membership interest in The Healthcare Airplane Group.  The Healthcare Airplane Group’s principal asset is a Falcon model 20F-731 10-passenger jet airplane.  We paid The Healthcare Airplane Group approximately $434,000 during the fiscal year ended June 30, 2002 to charter the plane from time to time, to fly our employees to and from the sites of our proposed acquisitions and for other corporate purposes.  These charter payments were made in the ordinary course of our business, and we believe that the prices paid to The Healthcare Airplane Group for these charter services were more favorable to us than those charter rates which we could have obtained for comparable plane services from an independent airplane charter company.

                        During fiscal 2002, we paid $142,000 of the out-of-pocket expenses of the MSCP Funds related to their review of our proposed transactions and travel and related expenses. During fiscal 2002, we also paid Morgan Stanley & Co. Incorporated or Morgan Stanley Senior Funding, Inc. underwriting fees of $3,163,000  in respect of our 9.75% Notes, loan origination fees of $743,000 in respect of our 2001 credit facility and reimbursed them for $60,000 of their out-of-pocket travel, clerical and word processing fees in connection with such matters. As of September 15, 2002, the MSCP Funds owned 78.9% of our common stock. In addition, three of our directors, Karen H. Bechtel, Eric T. Fry and Howard I. Hoffen, are managing directors of Morgan Stanley & Co. Incorporated and two of them, Karen H. Bechtel and Eric T. Fry, are managing directors of Morgan Stanley Private Equity while Howard I. Hoffen is Chairman and Chief Executive Officer of Morgan Stanley Private Equity. Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of the MSCP Funds.

                        During fiscal 2002, certain of our facilities paid approximately $440,000 to Coactive Systems Corporation for nurse triage, physician referral and class registration services and Coactive Systems reimbursed us approximately $50,000 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters not currently needed by us.  In addition, in fiscal 2002 Coactive Systems paid us approximately $21,000 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  The above aggregate amount paid by our facilities to Coactive Systems resulted from several contracts separately negotiated with Coactive Systems by local management of each facility on an arms-length basis and in our opinion such amount paid by our facilities does not exceed the fair market value for such services.  We currently expect to make a similar or greater amount of such payments to Coactive Systems in fiscal 2003 and for Coactive Systems to make a similar amount of such payments to us in fiscal 2003. Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns approximately 41.5% of the common stock of Coactive Systems and is the non-executive chairman of its board of directors.  Certain of our other executive officers (Robert E. Galloway, W. Lawrence Hough, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman and Alan G. Thomas) own, in the aggregate, approximately 5.5% of the common stock of Coactive Systems.  In addition, our Vice Chairman, Keith B. Pitts, is on its board of directors; our Senior Vice President, Assistant General Counsel and Assistant Secretary, James H. Spalding, is its assistant secretary and our Executive Vice President, General Counsel and Secretary, Ronald P. Soltman, is its secretary.

                        During fiscal 2002, Phyve Corporation reimbursed us approximately $169,000 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters  not currently needed by us. In addition, in fiscal 2002 Phyve paid us approximately $39,000 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  Also, during fiscal 2002, we paid Phyve approximately $3,000 for computer consulting services.  We currently expect to make a similar or greater amount of such payments to Phyve in fiscal 2003 and for Phyve  to make a similar amount of such payments to us in fiscal 2003.  Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns approximately 16.9% of the outstanding common stock and 11.6% of the outstanding preferred stock of Phyve and is the non-executive chairman of its board of directors.  Certain of our other executive officers (Bruce F. Chafin, Robert E. Galloway, W. Lawrence Hough, James Johnston, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman, James H. Spalding, and Alan G. Thomas) own, in the aggregate, approximately 12.8% of its common stock and Messrs. Galloway, Johnston and Moore  own, in the aggregate, approximately 0.5%

of its outstanding preferred stock.  In addition, Mr. Spalding is its secretary and Mr. Soltman is its assistant secretary.

                        During fiscal 2002, NetContent, Inc. reimbursed us approximately $87,000 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters  not currently needed by us.  In addition, in fiscal 2002 NetContent paid us approximately $31,000 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  Additionally, during fiscal 2002, we paid NetContent approximately $4,000 for health care information services.  We currently expect to make a similar or greater amount of such payments to NetContent  in fiscal 2003 and for NetContent  to make a similar amount of such payments to us in fiscal 2003.   Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns 51% of the outstanding common stock of NetContent and is its President and a member of its board of directors.  Two of our other executive officers, Keith B. Pitts and James H. Spalding, own 30% and 19%, respectively, of the outstanding common stock of NetContent.  Additionally, Mr. Pitts is the Vice President & Treasurer of NetContent and a member of its board of directors; and Mr. Spalding is the Vice President & Secretary of NetContent and a member of its board of directors.  NetContent’s revenues in its most recent fiscal year were approximately $186,000.

PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Documents filed as part of this report:

	(1)	Financial Statements. The accompanying index to financial statements on page F-1 of this Annual Report on Form 10-K is provided in response to this item.

(2)

List of Financial Statement Schedules.  All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

	(3)	List of Exhibits.

                        The following exhibits are filed with this report.

Exhibit No.	Document

1

Registration Rights Agreement dated as of July 30, 2001 between Vanguard Health Systems, Inc. and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Credit Suisse First Boston Corporation, UBS Warburg LLC and First Union Securities, Inc., as Initial Purchasers(1)

2.1

Purchase and Sale Agreement, dated as of April 23, 2002, among The University of Chicago Hospitals, Louis A. Weiss Memorial Hospital, Vanguard Health Financial Company, Inc., VHS Acquisition Subsidiary Number 3, Inc. and Vanguard Health Systems, Inc.(2)

2.2

First Amendment to Purchase and Sale Agreement dated as of May 31, 2002, among The University of Chicago Hospitals, Louis A. Weiss Memorial Hospital, Vanguard Health Financial Company, Inc., VHS Acquisition Subsidiary Number 3, Inc. and Vanguard Health Systems, Inc.(2)

2.3	Subscription and Contribution Agreement dated as of June 1, 2002, among The University of Chicago Hospitals, Vanguard Health Financial Company, Inc. and VHS Acquisition Subsidiary Number 3, Inc.(2)

3.1	Certificate of Incorporation(1)

3.2	By-Laws(1)

4.1	Indenture, dated as of July 30, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee(1)

4.2	First Supplemental Indenture, dated as of September 21, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee(1)

4.3	Second Supplemental Indenture, dated as of October 2, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee(1)

4.4	Amended and Restated Subscription Agreement dated June 1, 2000 between Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors(1)

4.5	Voting Proxy Agreement dated as of June 1, 1998, among certain holders and Vanguard Health Systems, Inc.(1)

4.6	Amended and Restated Shareholders Agreement, dated as of June 1, 2000 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders(1)

-62- Table of Contents
4.7	Surviving Shareholders Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders(1)

4.8	Letter Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors(1)

10.1	Security Agreement, dated as of July 30, 2001 between Vanguard Health Systems, Inc. and the Collateral Agent(1)

10.2	Pledge Agreement, dated as of July 30, 2001 between Vanguard Health Systems, Inc. and the Collateral Trustee(1)

10.3	Credit Agreement, dated as of July 30, 2001 between Vanguard Health Systems, Inc. and various lenders(1)

10.4	1998 Stock Option Plan(1) (3)

10.5	2000 Stock Option Plan(1) (3)

10.6	Nonqualified Initial Option Plan(1) (3)

10.7	Carry Option Plan(1) (3)

10.8	Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr. dated as of June 1, 1998 and amendment dated as of May 31, 2001(1) (3)

10.9	Employment Agreement between Vanguard Health Systems, Inc. and William L. Hough dated as of June 1, 1998 and amendment dated as of May 31, 2001(1) (3)

10.10	Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore dated as of June 1, 1998 and amendment dated as of July 31, 2001(1) (3)

10.11	Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman dated as of June 1, 1998 and amendment dated as of July 31, 2001(1) (3)

10.12	Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts dated as of June 1, 1998 and amendment dated as of May 31, 2001(1) (3)

10.13

Agreement for Purchase and Sale of Assets between Vanguard Health Systems and various affiliates and Baptist Health Systems in Phoenix, Arizona and its various affiliates, dated as of March 31, 2000(1)

10.14	Amendment dated as of June 1, 2000 to Agreement for Purchase and Sale of Assets between Vanguard Health Systems and various affiliates and Baptist Health Systems and its various affiliates(1)

10.15	Asset Purchase Agreement by and among MacNeal Health Services Corporation and various affiliates and VHS of Illinois, Inc. and Vanguard Health Systems, Inc., dated as of October 4, 1999(1)

10.16

Amendment, dated as of February 1, 2000 to Asset Purchase Agreement by and among MacNeal Health Services Corporation and various affiliates and VHS of Illinois, Inc. and Vanguard Health Systems, Inc.(1)

10.17	Arizona Health Care Cost Containment System Administration contract with VHS Phoenix Health Plan, dated as of October 1, 2001 and amendment dated as of October 1, 2001(1)

-63- Table of Contents
10.18	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan(1)

10.19

Amendments 21, 22, and 23 dated November 1, 2001, December 17, 2001, and March 1, 2002, respectively, to the Arizona Health Care Cost Containment System Administration contract with VHS Phoenix Health Plan.

21	Subsidiaries of Vanguard Health Systems, Inc.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________
(1)	Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-71934).
(2)	Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated June 7, 2002, File No. 333-71934.
(3)	Management compensatory plan or arrangement.

(b)

Reports on Form 8-K.
On June 7, 2002, we filed a Current Report on Form 8-K reporting under Item 2 the acquisition of substantially all of the assets constituting Louis A. Weiss Memorial Hospital in Chicago, Illinois.
On August 13, 2002, we amended this report by filing Amendment No. 1 on Form 8-K/A for the purpose of including the required financial statements and pro forma financial information with regard to the acquisition.

(c)	Exhibits. See Item 14(a)(3) of this report.

(d)	Financial Statement Schedules. See Item 14(a)(2) of this report.

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.	Date

By: /s/ Charles N. Martin, Jr.	September 19, 2002
Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer

                        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	September 19, 2002
Charles N. Martin, Jr.

/s/ William L. Hough	President & Chief Operating Officer; Director	September 19, 2002
William L. Hough

/s/ Joseph D. Moore	Executive Vice President, Chief Financial Officer & Treasurer; Director (Principal Financial Officer)	September 19, 2002
Joseph D. Moore

/s/ Ronald P. Soltman	Executive Vice President, General Counsel & Secretary; Director	September 19, 2002
Ronald P. Soltman

/s/ Phillip W. Roe	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	September 19, 2002
Phillip W. Roe

/s/ Keith B. Pitts	Vice Chairman; Director	September 19, 2002
Keith B. Pitts

/s/ Karen H. Bechtel	Director	September 19, 2002
Karen H. Bechtel

/s/ Eric T. Fry	Director	September 19, 2002
Eric T. Fry

/s/ Howard I. Hoffen	Director	September 19, 2002
Howard I. Hoffen

CERTIFICATIONS

                I, Charles N. Martin, Jr., Chairman & Chief Executive Officer of  Vanguard Health Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Vanguard Health Systems, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:   September 19, 2002

                                                                                                /s/ Charles N. Martin, Jr.
                                                                                                 Charles N. Martin, Jr.
                                                                                                Chairman & Chief Executive Officer

                I, Joseph D. Moore, Executive Vice President, Chief Financial Officer & Treasurer of Vanguard Health Systems, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Vanguard Health Systems, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:   September 19, 2002

                                                                                                /s/ Joseph D. Moore
                                                                                                 Joseph D. Moore
                                                                                                Executive Vice President, Chief Financial
                                                                                                Officer & Treasurer

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

                        No annual report or proxy material has been sent to security holders.

INDEX TO FINANCIAL STATEMENTS

Vanguard Health Systems, Inc.
Consolidated Financial Statements

Report of Independent Auditors

Board of Directors

Vanguard Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. (the “Company”) as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets to conform with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” effective April 1, 2002 resulting in a reclassification of debt extinguishment costs from an extraordinary loss to a component of income from continuing operations.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2000, the Company changed its method of accounting for derivative instruments to conform to the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

                                                                                                                ERNST & YOUNG LLP

Nashville, Tennessee
August 16, 2002

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	June 30, 2002

ASSETS	(In thousands except share amounts)

Current assets:
Cash and cash equivalents	$12,079	$55,408
Accounts receivable, net of allowance for uncollectible accounts of approximately $30,704 and $23,173 at June 30, 2001 and June 30, 2002, respectively	128,901	169,363
Supplies	11,363	15,481
Income tax receivable	—	895
Prepaid expenses and other current assets	14,080	27,607
Deferred income taxes	2,438	1,890

Total current assets	168,861	270,644
Property, plant and equipment, net of accumulated depreciation	362,964	454,837
Goodwill	74,233	79,078
Intangible assets, net of accumulated amortization	28,381	38,304
Other assets	5,959	9,081

Total assets	$640,398	$851,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,703	$49,676
Accrued interest	5,480	14,365
Income tax payable	788	—
Other accrued expenses and current liabilities	95,235	114,940
Current maturities of long-term debt	10,332	3,762

Total current liabilities	153,538	182,743
Other liabilities	6,481	22,461
Long-term debt, less current maturities	153,112	311,018
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 21,600 and 23,328 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2001 and June 30, 2002, respectively, at redemption value	22,320	24,106
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	—	—
Common Stock; $.01 par value, 600,000 shares authorized, 203,294 and 203,308 shares issued and outstanding at June 30, 2001 and June 30, 2002, respectively	2	2
Additional paid-in capital	307,131	305,369
Accumulated other comprehensive loss	(1,654)	—
Retained (deficit) earnings	(532)	6,245

Total liabilities and stockholders’ equity	$640,398	$851,944

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended June 30,

	2000	2001	2002

	(In thousands)
Patient service revenues	$288,886	$612,700	$725,769
Premium revenues	15,808	55,063	184,801

Total revenues	304,694	667,763	910,570

Costs and expenses:
Salaries and benefits	146,467	323,617	384,436
Supplies	40,498	92,952	116,125
Medical claims expense	7,356	30,784	132,005
Purchased services	27,655	48,577	66,374
Provision for doubtful accounts	33,138	56,846	53,253
Insurance	5,781	8,197	19,692
Other operating expenses	16,446	43,160	53,080
Rents and leases	6,836	12,233	14,397
Depreciation and amortization	11,793	23,799	29,509
Interest, net	8,831	16,558	26,686
Debt extinguishment costs	1,149	—	6,627
Other	74	369	(1,268)

Income (loss) before income taxes	(1,330)	10,671	9,654
Income tax expense	119	511	2,877

Net income (loss)	(1,449)	10,160	6,777
Preferred stock dividends	(663)	(1,657)	(1,786)

Net income (loss) attributable to common stockholders	$(2,112)	$8,503	$4,991

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock			Common Stock			Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity

	Shares	Amount		Shares	Amount

Balance at June 30, 1999	―	$	―	44,800	$	―	$39,826	$(9,243)	$	―	$30,583
Issuance of common stock	―		―	139,154		2	236,724	―		―	236,726
Payable-In-Kind Preferred Stock dividends	―		―	―		―	(663)	―		―	(663)
Net loss	―		―	―		―	―	(1,449)		―	(1,449)

Balance at June 30, 2000	―		―	183,954		2	275,887	(10,692)		―	265,197
Issuance of common stock	―		―	19,340		―	32,901	―		―	32,901
Payable-In-Kind Preferred Stock dividends	―		―	―		―	(1,657)	―		―	(1,657)
Comprehensive income:
Cumulative effect of change in accounting principle - fair value of interest rate collar	―		―	―		―	―	―		(164)	(164)
Net change in fair value of interest rate collar	―		―	―		―	―	―		(1,590)	(1,590)
Amortization of transition adjustment	―		―	―		―	―	―		100	100
Net income	―		―	―		―	―	10,160		―	10,160

Comprehensive income	―		―	―		―	―	10,160		(1,654)	8,506

Balance at June 30, 2001	―		―	203,294		2	307,131	(532)		(1,654)	304,947
Issuance of common stock	―		―	14		―	24	―		―	24
Payable-In-Kind Preferred Stock dividends	―		―	―		―	(1,786)	―		―	(1,786)
Comprehensive income:
Termination of interest rate collar	―		―	―		―	―	―		1,654	1,654
Net Income	―		―	―		―	―	6,777		―	6,777

Comprehensive income	―		―	―		―	―	6,777		1,654	8,431

Balance at June 30, 2002	―	$	―	203,308		$2	$305,369	$6,245	$	―	$311,616

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,

	2000	2001	2002

Operating activities:	(In thousands)
Net income (loss)	$(1,449)	$10,160	$6,777
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,793	23,799	29,509
Provision for doubtful accounts	33,138	56,846	53,253
Amortization of loan costs	444	863	1,350
Debt extinguishment costs	1,149	—	6,627
Loss (gain) on disposal of assets	—	584	(815)
Deferred income taxes	(1,009)	(909)	2,846
Interest on interest rate collar agreement	—	114	—
Changes in operating assets and liabilities,
net of effects of acquisitions:
Accounts receivable	(51,946)	(68,555)	(64,890)
Establishment of accounts receivable of recent acquisitions	(3,653)	(7,236)	(1,522)
Supplies	(86)	(474)	(692)
Prepaid expenses and other current assets	(3,917)	1,259	(9,797)
Income tax receivable	570	—	(857)
Accounts payable	15,990	8,528	(2,499)
Income tax payable	498	290	(788)
Accrued expenses and other long-term liabilities	22,997	(18,607)	26,184

Net cash provided by operating activities	24,519	6,662	44,686

Investing activities:
Acquisitions	(325,484)	(10,640)	(100,281)
Capital expenditures	(14,289)	(26,566)	(35,072)
Proceeds from asset sales	—	—	1,206
Other	3,867	(872)	(1,245)

Net cash used in investing activities	(335,906)	(38,078)	(135,392)

Financing activities:
Proceeds from issuance of common stock	236,726	32,901	—
Equity contribution from joint venture partner	—	—	2,488
Proceeds from long-term debt	165,500	—	300,000
Payments of long-term debt	(69,835)	(5,859)	(153,836)
Payment of loan costs	(4,546)	(359)	(14,641)
Proceeds from the exercise of stock options	—	—	24

Net cash provided by financing activities	327,845	26,683	134,035

Increase (decrease) in cash and cash equivalents	16,458	(4,733)	43,329
Cash and cash equivalents at beginning of year	354	16,812	12,079

Cash and cash equivalents at end of year	$16,812	$12,079	$55,408

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the year ended June 30,

	2000	2001	2002

	(In thousands)
Supplemental cash flow information:
Net interest paid	$7,414	$13,681	$17,801

Net income taxes paid	$60	$212	$43

Supplemental noncash activities:
Payable-In-Kind Preferred Stock dividends	$663	$1,657	$1,786

Acquisitions:
Cash paid, net of cash received	$325,484	$10,640	$100,281
Payable-In-Kind Preferred Stock issued	20,000	—	—

Total consideration	345,484	10,640	100,281

Fair value of assets acquired	363,497	38,465	115,415
Liabilities assumed	61,364	59,018	23,253

Net assets acquired	302,133	(20,553)	92,162

Goodwill and intangible assets acquired	$43,351	$31,193	$8,119

Liabilities assumed as part of the fiscal 2000, 2001 and 2002 acquisitions include capital lease obligations of $1,434, $13,657 and $2,049, respectively.

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002

1.             Basis of Presentation and Summary of Significant Accounting Policies

Organization

                Vanguard Health Systems, Inc. (“the Company”), a Delaware corporation, was incorporated on July 1, 1997.  As of June 30, 2002, the Company owned and managed ten acute care hospitals with 2,207 licensed beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Los Angeles/Orange County, California; Chicago, Illinois; and Phoenix, Arizona markets.  The Company also owns managed health plans in Chicago, Illinois and Phoenix, Arizona.

Basis of Presentation

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  As none of the Company’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements.

Adoption of Accounting Pronouncements

                During the 4th quarter of the fiscal year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  The FASB issued SFAS 145 during April 2002.   SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met.  SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company’s audited consolidated financial statements for the fiscal year ended June 30, 2000 have been reclassified to reflect debt extinguishment costs as a component of income before income taxes.  The effects of the reclassification is as follows:

	Prior to Adoption	Subsequent to Adoption

	(in thousands)
For the year ended June 30, 2000:
Consolidated Statement of Operations
Loss before income taxes and extraordinary item	$(181)	$(1,330)
Loss before extraordinary item	$(300)	$(1,449)
Extraordinary loss on extinguishment of debt	$(1,149)	$—

Recently Issued Accounting Pronouncements

                In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supersedes the provisions of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS 146 requires companies to establish liabilities for costs to exit an activity when the costs are incurred as opposed to the date when the companies commit to the exit plan.  Exit costs covered by SFAS 146 include but are not limited to certain employee severance and relocation costs, lease termination costs and other costs related to restructuring or discontinuing operations.  SFAS 146 is effective for exit activities initiated after December 31, 2002.  The Company does not expect SFAS 146 to have a significant impact on its future results of operations or cash flows.

                In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121.  SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale.  The Company will adopt the provisions of SFAS 144 effective July 1, 2002.  Under the current provisions of SFAS 121, when events, circumstances, and operating results indicate that the carrying values of certain long-lived assets might be impaired, the Company would assess whether the carrying value of the assets will be recovered through undiscounted future cash flows expected to be generated from the use of the assets and their eventual disposition.  If the assessment indicated that the recorded costs would not be recoverable, such cost amounts would be reduced to estimated fair value.  As of June 30, 2002, in the opinion of management, there was no such impairment.

                In July 2001, the FASB issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  SFAS 141 is effective for transactions completed subsequent to June 30, 2001 and SFAS 142 is effective for years beginning after December 15, 2001.  SFAS 141 requires that all business combinations be accounted for under the purchase method of accounting.  Under the provisions of SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests.  Other intangible assets are amortized over their useful lives.  The Company elected to adopt the provisions of SFAS 141 and 142 effective July 1, 2001.

Critical Accounting Policies

                The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing the consolidated financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements.  Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions.  The Company considers the following accounting policies to be most critical to its operating performance and involve the most subjective and complex assumptions and assessments.

Allowance for Doubtful Accounts

                The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows.  The allowance for doubtful accounts was approximately 12.0% of accounts receivable, net of contractual discounts, as of June 30, 2002.  The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.  The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  The Company continually monitors its accounts receivable balances and utilizes cash collections data to support the basis for its estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations may have a significant impact on the Company’s results of operations and cash flows.

                A summary of activity in the Company’s allowance for doubtful accounts follows (in thousands).

	Balance at beginning of period	Additions charged to costs and expenses	Additions (1) charged to other accounts	Accounts, written off, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
Year ended June 30, 2000	$ 8,567	$ 33,138	$ 37,505	$ 33,992	$ 45,218
Year ended June 30, 2001	45,218	56,846	―	71,360	30,704
Year ended June 30, 2002	30,704	53,253	17,411	78,195	23,173

(1) Allowances as a result of acquisitions.

                Allowance for Contractual Discounts

                The Company typically receives payments from third party payers, including Medicare and managed care payers, that are less than billed charges requiring the estimation of contractual discount allowances.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in the Company’s health care facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation.  The Company estimates the allowance for contractual discounts on a payer-specific basis given its interpretation of the applicable regulations or contract terms.  The Company has made significant investments in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that may result in payments that differ from the Company’s estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating management’s continual review and assessment of the estimation process.

                Insurance Reserves

                Given the nature of the Company’s operating environment, the Company may become subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, the Company maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The Company estimates its reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of June 30, 2001 and 2002, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $4.8 million and $16.3 million, respectively, and is included within accrued expenses and other current liabilities and other liabilities on the accompanying consolidated balance sheets.  For the year ended June 30, 2002, the Company’s total premiums and self-insured retention cost for professional and general liability insurance was approximately $18.3 million, including a $5.7 million adjustment for the change in coverage to the captive subsidiary with a $10.0 million per claim retention level.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which the Company has owned its health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under the Company’s ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                For the year ended June 30, 2002, medical claims expense was approximately $132.0 million, primarily representing medical claims on behalf of enrollees in the Company’s Medicaid managed health plan in Phoenix, Arizona.  The Company estimates its reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators.  The reserve for medical claims incurred but not reported for the Company’s health plans was approximately $25.4 million and $24.4 million as of June 30, 2001 and 2002, respectively, and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the health care cost structure or adverse experience.  For the year ended June 30, 2002, approximately $26.2 million of health care plan payments to hospitals and other health care facilities owned by the Company for services provided to enrollees were eliminated in consolidation.  The Company’s operating results and cash flows could be materially affected by increased or decreased utilization of its owned health care facilities by enrollees of its health plans.

Cash and Equivalents

                The Company considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalents balances primarily with high credit quality financial institutions.  The Company manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institution.  Approximately $2.1 million of the Company’s cash balance at June 30, 2002, is restricted for use by the Company’s wholly owned insurance captive subsidiary.

Accounts Receivable

                The Company’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients.  The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts.  Medicare programs comprised approximately 14% and 16% of net patient receivables for the years ended June 30, 2001 and 2002, respectively.  Medicaid programs comprised approximately 11% and 13% of net patient receivables for the years ended June 30, 2001 and 2002, respectively.  Remaining receivables relate primarily to various HMO and PPO programs, commercial insurers and private patients.  Concentration of credit risk for these payers is limited by the number of patients and payers.

Supplies

                Supply inventory is stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

                Property, plant and equipment are stated at cost.  Routine maintenance and repairs are charged to expense as incurred.  Expenditures that increase values, change capacities or extend useful lives are capitalized.  Depreciation is computed using the straight-line method over the estimate useful lives of the assets, which approximate 3 to 40 years.  Depreciation expense was approximately $8.8 million, $18.5 million and $26.0 million for the years ended June 30, 2000, 2001 and 2002, respectively.  During 2002, the Company capitalized $0.1 million of interest associated with its construction of a new hospital in Goodyear, Arizona.  The estimated cost to complete projects classified as construction in progress is $58.3 million and is expected to be expended during the next two fiscal years.  The following table provides the gross asset balances for each major class of depreciable assets and total accumulated depreciation as of June 30, 2001 and 2002 (in thousands).

	As of June 30,

	2001	2002

Class of depreciable asset:
Land and improvements	$51,086	$65,075
Buildings and improvements	227,697	283,335
Equipment	103,776	149,867
Construction in progress	8,612	10,854

	391,171	509,131
Less: accumulated depreciation	(28,207)	(54,294)

Net property, plant and equipment	$362,964	$454,837

Goodwill and Other Intangible Assets

                The Company adopted SFAS 141 and SFAS 142 effective July 1, 2001 resulting in adjustments to the allocation of the excess purchase price for acquired entities between goodwill and intangible assets based upon appraisal data and assumptions.  Amounts allocated to intangible assets are amortized over their useful lives, which range from 3 years to 40 years, except for those indefinite-lived intangible assets for which no amortization is recorded.  Goodwill is no longer amortized but is subject to annual impairment reviews.  Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or subordinated notes.  See Note 4 for a summary of goodwill and other intangible assets and the effects of adopting SFAS 141 and 142.

Employee Health Insurance

                The Company maintains self-insured medical and dental plans for employees.  Claims are accrued under these plans as the incidents that give rise to them occur.  Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience.  The reserve for self-insured medical and dental plans was approximately $2.9 million and $4.2 million as of June 30, 2001 and 2002, respectively, and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

Revenues

                Patient Service Revenues

                The Company has agreements with third-party payers that provide for payments to the Company at amounts different from its established rates.  A summary of the payment arrangements with major third-party payers follows:

•

Medicare – Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis.  These rates vary according to a patient classification system that is based on clinical, diagnostic and other factors.  Inpatient non-acute services, certain other services and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology subject to various cost limits.  The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.  Outpatient and home health services related to Medicare beneficiaries provided after August 1, 2000 and October 1, 2000, respectively, are reimbursed based on prospectively determined rates.  The Company’s classification of patients under the Medicare program and the appropriateness of their admissions are subject to an independent review.  Estimates recorded for amounts due to or from Medicare for cost reimbursed services may change upon review by the fiscal intermediary.  The Company derived approximately 22%, 20% and 25% of gross patient service revenues from services provided under the Medicare program for the years ended June 30, 2000, 2001 and 2002, respectively.

•

Medicaid – Inpatient services rendered to beneficiaries under the Medi-Cal program (California’s Medicaid program) are reimbursed either under contracted rates or a cost reimbursement methodology at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medi-Cal.  The Company owns three hospitals in California.  Inpatient and outpatient services rendered to Medicaid program beneficiaries in the other states in which the Company owns hospitals are reimbursed under contracted rates that generally do not have retroactive cost report settlement procedures.  The Company derived approximately 6%, 9% and 7% of gross patient service revenues from services provided under the Medicaid program for the years ended June 30, 2000, 2001 and 2002, respectively.

•

Other – The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations.  The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, prospectively determined daily rates and fixed monthly premiums based upon negotiated per member rates (generally referred to as capitation arrangements).  Capitation premiums received by the Company’s hospitals are recognized as revenues in the month that members are entitled to health care services regardless of services actually provided.  The Company’s hospitals received capitation premiums of $7.7 million, $30.6 million, and $17.6 million for the years ended June 30, 2000, 2001 and 2002, respectively, which are included in patient service revenues on the accompanying consolidated statements of operations.  Other than Medicare and Medicaid, the Company has no payers that represent more than 10% of aggregate gross or net patient service revenues.

                Patient service revenues are recorded at estimated amounts due from patients and third party payers for the health care services provided in the period the services are provided.  These estimates are based on calculations made according to the terms of the agreements noted above under which the Company is paid based on a percentage of established charges, the cost of providing services, predetermined rates per diagnosis, fixed per diem rates or discounts from established charges.

                Final determinations of amounts earned under the Medicare and Medi-Cal programs often occur in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the consolidated statement of operations in the period in which the revisions are made.   Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medi-Cal programs.  Net adjustments to estimated settlements resulted in an increase to patient service revenues of $6.2 million for the year ended June 30, 2002.  As part of the acquisitions, the Company did not assume any settlements under these programs estimated by the sellers through the dates of purchase.  Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to delays in receiving necessary reports from Medicare fiscal intermediaries.  The Company currently has 10 unfiled Medicare cost reports relating to Medicare fiscal year-ends 2000 and 2001 and anticipates filing these 10 cost reports and up to 4 additional cost reports relating to Medicare fiscal year-end 2002 during fiscal 2003 that could result in significant changes to our third party settlement estimates.

                Patient service revenues include certain revenues incidental to the delivery of health care services including medical office building rent revenues, cafeteria sales and other miscellaneous revenues.  For the year ended June 30, 2002, patient services revenues include $2.6 million of proceeds from a net profits distribution of an entity for which the Company acquired an interest in connection with the acquisition of MacNeal Health Services.  Patient service revenues are net of contractual adjustments and policy discounts of approximately $556.3 million, $1.2 billion and $1.4 billion for the years ended June 30, 2000, 2001 and 2002, respectively.

                Premium Revenues

                The Company’s health plans have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”) and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants.  Under these agreements, the Company’s health plans receive monthly payments based on the number of each HMO’s participants and, in the case of the contract with AHCCCS, the number of enrollees in its Medicaid health plan affiliate, Phoenix Health Plan.  The Company’s health plans receive these monthly payments and recognize them as revenue in the month in which members are entitled to health care services.

Market Risks

                The Company operates in three geographic markets.  Should economic or other factors limit our ability to provide health care services in one or more of these markets, our cash flows and results of operations could be significantly impacted.

Stock-Based Compensation

                The Company has elected to record stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations thereof and, accordingly, recognizes no compensation expense for options granted when the exercise price equals, or is greater than, the market price of the underlying stock on the date of grant.

Income Taxes

                Income taxes are computed based on the liability method of accounting whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Fair Value of Financial Instruments

                Cash and cash equivalents

                The carrying amounts reported for cash and cash equivalents approximate fair value because of the short-term maturity of these instruments.

                Accounts Receivable and Accounts Payable

                The carrying amounts reported for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

                Long-term Debt

                The fair value of the $300 million Senior Subordinated Notes due 2011 as of June 30, 2002, is approximately $310.9 million based upon stated market prices.  The fair value is subject to change as market conditions change.

                Interest Rate Swap

                In order to manage its exposure to interest rate risk, management utilizes derivative instruments from time to time.  The Company currently utilizes an interest rate swap agreement on a notional $100 million of its $300 million Senior Subordinated Notes outstanding as of June 30, 2002.  Under the interest rate swap agreement, interest on the notional amount is calculated in arrears based upon the 6-month LIBOR rate in effect on the last day of the settlement period (February 1 and August 1 of each year) plus a fixed margin of 3.63%.  The Company utilizes mark-to-market accounting for the interest rate swap agreement under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that its interest rate swap instrument qualifies for the shortcut method of accounting for highly effective hedges.

Reclassifications

                Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

2.             Acquisitions

Fiscal 2002 Acquisitions

                On June 3, 2002, but effective June 1, 2002, the Company, through a majority-owned acquisition subsidiary, acquired substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”), a 369-bed acute care hospital located in Chicago, Illinois.  The acquisition subsidiary is a joint venture corporation owned 80.1% by the Company and 19.9% by an affiliate of the former owner of Weiss.  The purchase price was $59.9 million comprised of cash paid of $41.2 million and liabilities assumed of $18.7 million.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  The Company funded the acquisition with a portion of the proceeds remaining from its issuance of $300 million Senior Subordinated Notes due 2011 on July 30, 2001.  The Weiss acquisition was accounted for using the purchase method of accounting, and the operating results of Weiss have been included in the accompanying consolidated financial statements from the date of acquisition.  The Company expects to complete the working capital settlement with the former owner of Weiss during fiscal 2003 that, along with other potential adjustments, will affect the final purchase price allocation.

                On November 1, 2001, the Company completed the acquisition of the assets of Paradise Valley Hospital (“Paradise Valley”), a 162-bed acute care hospital located in Phoenix, Arizona, for a total purchase price of approximately $59.8 million, comprised of cash of $55.3 million and the assumption of liabilities of $4.5 million.  The excess of the purchase price over net assets acquired was $4.4 million and has been allocated to net intangible assets and goodwill on the accompanying consolidated balance sheets.  The Company funded the acquisition with a portion of its cash proceeds from its July 30, 2001 issuance of $300 million Senior Subordinated Notes due 2011.  The Paradise Valley acquisition was accounted for using the purchase method of accounting, and the operating results of the acquired entity have been included in the accompanying consolidated financial statements from the date of acquisition.

                The purchase price for the 2002 acquisitions was allocated as follows (in thousands):

	Weiss	Paradise Valley	Total

Fair value of assets acquired:
Cash	$—	$2	$2
Accounts receivable, net	17,630	9,675	27,305
Other current assets	4,012	1,884	5,896
Property, plant and equipment	38,293	43,896	82,189
Goodwill and intangible assets	—	4,376	4,376

	59,935	59,833	119,768
Liabilities assumed	18,723	4,530	23,253

Cash paid	$41,212	$55,303	$96,515

Fiscal 2001 Acquisitions

                During the fiscal year ended June 30, 2001, the Company completed the following acquisitions:

Date	Entity	Location

July 2000	Trinity MedCare, Inc.	Nashville, TN
September 2000	Pleasant Properties, Inc.	Phoenix, AZ
May 2001	PMH Health Resources, Inc.	Phoenix, AZ
June 2001	Touchstone Imaging of Arizona, LLC	Phoenix, AZ

                The Company acquired certain net assets of the aforementioned entities, which include a hospital, health plan and imaging centers for a total purchase price of approximately $90.6 million, comprised of cash of $31.6 million and the assumption of certain liabilities of $59.0 million.  The excess of the purchase price over net assets acquired was $35.0 million and is included as part of net goodwill and net intangible assets on the accompanying consolidated balance sheets.  The acquisitions were financed with the proceeds from equity issuances to various affiliates of Morgan Stanley Capital Partners (“MSCP”) and certain members of management and internally generated cash.  The 2001 acquisitions were accounted for using the purchase method of accounting, and the operating results of the acquired entities have been included in the accompanying consolidated statements of operations from the respective dates of acquisition.

                The following table summarizes the allocation of the aggregate purchase price of the 2001 acquisitions (in thousands):

	PMH Health Resources	Touchstone Imaging	Other	Total

Fair value of assets acquired:
Cash	$16,650	$—	$543	$17,193
Other current assets	3,129	141	162	3,432
Property, plant and equipment	18,806	10,210	4,242	33,258
Other assets	1,800	—	1	1,801
Goodwill and intangible assets	19,873	14,458	605	34,936

	60,258	24,809	5,553	90,620
Liabilities assumed	45,559	10,166	3,293	59,018

Cash paid	$14,699	$14,643	$2,260	$31,602

Fiscal 2000 Acquisitions

                During fiscal 2000, the Company completed the following acquisitions:

Date	Entity	Location

September 1999	West Anaheim Medical Center	Anaheim, CA
September 1999	Huntington Beach Medical Center	Huntington Beach, CA
February 2000	MacNeal Health Services	Berwyn, IL
April 2000	LaPalma Intercommunity Hospital	La Palma, CA
June 2000	Arrowhead Community Hospital and Medical Center	Glendale, AZ
June 2000	Phoenix Baptist Hospital and Medical Center	Phoenix, AZ

                The Company acquired certain net assets of the aforementioned entities for a total purchase price of approximately $406.8 million, comprised of cash of approximately $325.5 million, 20,000 shares of the Company’s Payable-In-Kind Preferred Stock value at $20.0 million and assumed liabilities of $61.3 million.  The acquisitions were financed with the proceeds from the 2000 credit facility and proceeds from equity issuances to various affiliates of MSCP and certain members of management.

                The following table summarizes the allocation of the aggregate purchase price of the 2000 acquisitions (in thousands):

	West Anaheim and Huntington Beach

		MacNeal	La Palma		Phoenix Baptist and Arrowhead	Total
Fair value of assets acquired:
Accounts receivable, net	$14,529	$31,022	$	―	$24,771	$70,322
Other current assets	1,896	6,579		743	5,620	14,838
Property, plant and equipment	36,892	153,300		8,201	73,290	271,683
Other assets	―	6,654		―	―	6,654
Goodwill and intangible assets	―	43,351		―	―	43,351

	53,317	240,906		8,944	103,681	406,848
Liabilities assumed	7,774	35,577		1,552	16,461	61,364

Net assets acquired	45,543	205,329		7,392	87,220	345,484
Payable-In-Kind Preferred Stock issued	―	20,000		―	―	20,000

Cash paid	$45,543	$185,329		$7,392	$87,220	$325,484

Other Information

                Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the 2000, 2001 and 2002 acquisitions had occurred at the beginning of the immediate preceding period, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, changes in net interest expense resulting from changes in consolidated debt and changes in allocated overhead expenses (in thousands):

	2000	2001	2002

Revenues	$815,805	$975,451	$1,032,869

Net loss before income taxes	(48,214)	(8,367)	(2,575)

                The pro forma information presented above does not purport to be indicative of what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

3.             Prepaid Expenses and Other Current Assets

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30 (in thousands).

	2001	2002

Other receivables	$8,888	$12,893
Prepaid expenses	4,571	10,924
Other	621	3,790

	$14,080	$27,607

4.             Goodwill and Intangible Assets

                Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142.  In accordance with these provisions, the Company reclassified its previous allocations of excess purchase price over net assets acquired between goodwill and intangible assets and re-assessed the amortization lives assigned to intangible assets.  The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2001 and June 30, 2002 (in thousands).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2001	June 30, 2002	June 30, 2001	June 30, 2002
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$4,461	$15,000	$1,116	$1,186
Certificate of need	19,351	—	758	—
Assembled workforce	3,580	—	1,874	—
Medical records	6,150	—	2,792	—
Contracts	—	7,910	—	1,302
Customer lists	—	2,250	—	1,480
Other	2,340	3,549	961	954

Subtotal	35,882	28,709	7,501	4,922

Indefinite-lived intangible assets:
License and accreditation	—	8,013	—	—
Other	—	6,504	—	—

Subtotal	—	14,517	—	—

Total	$35,882	$43,226	$7,501	$4,922

                Amortization expense for the year ended June 30, 2002 was approximately $3.4 million.  The Company estimates amortization expense for these intangible assets, excluding deferred loan costs which are amortized to interest expense, to approximate $2.4 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million for the fiscal years ending June 30, 2003,

2004, 2005, 2006 and 2007, respectively.  The lives over which intangible assets are amortized range from two years to forty years.

                The following table presents the changes in the carrying amount of goodwill from the date of transition to June 30, 2002 (in thousands).

	Acute Care Services	Health Plans	Total

Balance as of July 1, 2001	$65,586	$8,647	$74,233
Working capital settlement adjustment	—	2,752	2,752
Acquisitions	2,093	—	2,093

Balance as of June 30, 2002	$67,679	$11,399	$79,078

                The Company completed its transition and annual impairment tests of goodwill and indefinite-lived intangible assets during 2002 noting no impairment.  Amortization of goodwill and indefinite-lived intangible assets has been suspended in the accompanying consolidated statement of operations for year ended June 30, 2002.  The following table presents the net income for the years ended June 30, 2001 and 2002 assuming SFAS 141 and 142 had been adopted on July 1, 2000, and given the effects of the adoption of SFAS 141 and 142 on July 1, 2001 (in thousands).

	Year ended June 30,
	2000	2001	2002

Reported net income (loss)	$(1,449)	$10,160	$6,777
Add back: Goodwill amortization	2,637	3,971	―
Adjust: Amortization of intangible assets previously classified as goodwill (net of taxes of $0)	(826)	(1,139)	―

Adjusted net income	$362	$12,992	$6,777

5.             Other Accrued Expenses and Current Liabilities

                Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following at June 30 (in thousands):

	2001	2002

Salaries and benefits	$21,554	$27,940
Due to third-party payers	22,806	24,997
Property taxes	7,461	8,137
Self-insured employee health claims	2,948	4,244
Medical claims payable	25,394	24,367
Current portion of self-insured insurance risks	2,704	5,553
Insurance premiums	―	6,947
Other	12,368	12,755

	$95,235	$114,940

6.             Long-Term Debt

                A summary of the Company’s long-term debt at June 30 follows (in thousands):

	2001	2002

Senior Subordinated Notes	$—	$300,000
FAS 133 valuation adjustment	—	3,343
Term loans payable	145,011	2,137
Term loans payable to related party	4,359	—
Capital leases	14,074	9,300

	163,444	314,780
Less: current maturities	(10,332)	(3,762)

	$153,112	$311,018

Senior Subordinated Notes

                On July 30, 2001, the Company received $300,000,000 through the issuance of 9.75% Senior Subordinated Notes (the “9.75% Notes”) which mature in August 2011.  Interest on the 9.75% Notes is payable semi-annually on February 1 and August 1.  The Company may redeem the 9.75% Notes, in whole or in part, at any time from August 1, 2006 to July 31, 2009 at redemption prices ranging from 104.875% to 101.625%, plus accrued and unpaid interest.  The Company may redeem the 9.75% Notes on or after August 1, 2009 at a 100.00% redemption price plus accrued and unpaid interest.  Additionally, at any time prior to August 1, 2004, the Company may redeem up to 35% of the principal amount of the 9.75% Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price of 109.75% plus accrued and unpaid interest to the redemption date; provided that at least 65% of the aggregate principal amount of the 9.75% Notes originally issued on July 30, 2001 remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of each such sale of capital stock.

                Payment of the principal and interest of the 9.75% Notes is subordinate to amounts owed for existing and future senior indebtedness of the Company and is guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of the Company’s subsidiaries.  The Company is subject to certain restrictive covenants under the Indenture governing the 9.75% Notes.  The Company used a portion of the proceeds from the offering to repay all amounts outstanding under its then existing credit facility (“2000 credit facility”) of approximately $147.0 million.

2001 Credit Facility

                Concurrent with the issuance of the 9.75% Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders with Bank of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provides for up to $125 million of outstanding loans and letters of credit on a revolving basis and contemplates, but the lenders have not committed to provide, additional term loans of up to $250 million.  The Company would be required to obtain commitments from its existing or new lenders to obtain the term loans.  As of June 30, 2002, the only amounts drawn against the 2001 credit facility were letters of credit totaling approximately $5.6 million.  The applicable interest rate under the revolving credit facility is based upon either:  1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s net debt to EBITDA ratio for the four most recent quarters.  The Company is subject to certain restrictive and financial covenants under the 2001 credit facility.  The Company is in compliance with such covenants as of June 30, 2002.  Obligations under the 2001 credit facility are guaranteed by most of the Company’s current wholly owned domestic subsidiaries and are secured by liens on substantially all of the assets of the Company and its subsidiaries and the stock of the Company’s subsidiaries.

                The Company incurred offering costs and loan costs of approximately $11.5 million and $3.5 million in issuing the 9.75% Notes and entering into the 2001 credit facility, respectively.  The Company capitalized the costs associated with the 2001 credit facility and the offering of the 9.75% Notes and is amortizing such costs to interest expense over the 5-year life of the 2001 credit facility and the 10-year life of the 9.75% Notes.

2000 Credit Facility

                On   February 1, 2000, the Company entered into a credit agreement (the “2000 credit facility”) with various lenders and Morgan Stanley Senior Funding, Inc., as administrative agent, to fund an acquisition and to repay amounts outstanding under its 1998 credit facility.  The Company initially borrowed $133.0 million under two term loans pursuant to the 2000 credit facility and had up to $35.0 million available as revolving loans, less any amounts available under letters of credit.  As of June 30, 2000 and 2001, no amounts were outstanding under the revolving facility and approximately $0.8 million and $2.4 million were outstanding in letters of credit, respectively.  Pursuant to an amendment to the 2000 credit facility dated June 1, 2000, the Company borrowed an additional $20.0 million in term loans under the 2000 credit facility to fund a portion of the purchase price of acquisitions.

                Interest for each of the two term loans and revolving loans accrued, at the Company’s option, at either the applicable base rate or Eurodollar rate, as defined in the 2000 credit facility, plus the applicable margin (a range of 1.75% to 4.25% dependant upon the type of the loan and the current consolidated leverage ratio).  Interest was payable quarterly in arrears for base rate loans or at the end of the applicable interest period but not to exceed three months for Eurodollar loans.  The interest rate on the outstanding principal balances of the term loans approximated 10.8% and 8.5% as of June 30, 2000 and 2001, respectively.  The Company was subject to commitment fees on the unused portion of the revolving loan equal to .5% per annum.  The Company incurred deferred loan costs of approximately $4.5 million related to the 2000 credit facility.

Derivatives

                Fair Value Hedge

                On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement will terminate upon the maturity or redemption of the 9.75% Notes.  The floating interest rate is determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualifies as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  As of June 30, 2002, the Company recorded the swap at fair market value resulting in a hedge asset of approximately $3.3 million with an offsetting increase to the fair value of the 9.75% Notes.

                Cash Flow Hedge

                On May 3, 2000, the Company entered into a three-year interest rate collar having a notional principal amount of $67.0 million with a large financial institution as a result of a provision of the 2000 credit facility requiring the Company to maintain a form of interest rate protection.  The Company adopted the provisions of SFAS 133 effective July 1, 2000 for the collar agreement.  The instrument qualified as a cash flow hedge under SFAS 133 and initially expired on May 3, 2003.  The collar agreement included a 90-day settlement period at which time the Company made payments to the hedging financial institution for instances in which the 90-day LIBOR dropped below the designated rate floor of 6.865% or received payments from the hedging financial institution for instances in which the 90-day LIBOR exceeded the designated rate ceiling of 8.0%.  The Company terminated the collar agreement in July 2001, concurrent with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility.

Debt Extinguishment Costs

                Concurrent with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility in July 2001, the Company expensed the remaining deferred loan costs associated with the 2000 credit facility of approximately $3.2 million and incurred penalties for the early termination of certain capital leases of $0.2 million.  Additionally, the Company paid approximately $3.7 million in July 2001 representing accrued interest on the interest rate collar and a $3.2 million fee to terminate the collar agreement that was required under the 2000 credit facility.  The termination fee represents the fair market value of the collar agreement as of the termination date.  Collectively, these transactions resulted in $6.6 million of debt extinguishment costs for the fiscal year ended June 30, 2002.

                Upon the execution of the 2000 credit facility in February 2000, the Company expensed approximately $1.1 million of remaining net deferred loan costs under the 1998 credit facility and related amendments.  The loss is classified as debt extinguishment costs on the accompanying consolidated statements of operations.

Future Maturities

                Future maturities of long-term debt, excluding capital lease obligations, as of June 30, 2002 are as follows (in thousands):

Year	Amount

2003	$115
2004	125
2005	137
2006	149
2007	163
Thereafter	304,791

$305,480

Other Information

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the Company’s 9.75% Notes on an unconditional basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed (and are not required to guaranty) such notes under the indenture governing the 9.75% Notes.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2001 and 2002, and for the years ended June 30, 2000, 2001 and 2002, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2001

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$11,734	$345	$	―	$12,079
Accounts receivable, net		―	127,684	1,217		―	128,901
Supplies		―	11,256	107		―	11,363
Prepaid expenses and other current assets		1,259	15,047	212		―	16,518

Total current assets		1,259	165,721	1,881		―	168,861

Property, plant and equipment, net		―	358,083	4,881		―	362,964
Cost in excess of net assets acquired		―	74,233	―		―	74,233
Intangible assets, net		―	28,077	304		―	28,381
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	5,924	35		―	5,959

Total assets		$325,114	$632,038	$7,101		$(323,855)	$640,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$41,337	$366	$	―	$41,703
Accrued expenses and other current liabilities		743	100,378	382		―	101,503
Current maturities of long-term debt		―	10,097	235		―	10,332

Total current liabilities		743	151,812	983		―	153,538

Other liabilities		―	6,481	―		―	6,481
Long-term debt, less current maturities		―	150,239	2,873		―	153,112
Intercompany		(3,473)	5,053	(1,580)		―	―
Payable-In-Kind Preferred Stock		22,320	―	―		―	22,320
Stockholders’ equity		305,524	318,453	4,825		(323,855)	304,947

Total liabilities and stockholders’ equity		$325,114	$632,038	$7,101		$(323,855)	$640,398

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2002

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$55,040	$368	$	―	$55,408
Accounts receivable, net		―	168,429	934		―	169,363
Supplies		―	15,313	168		―	15,481
Prepaid expenses and other current assets		2,785	27,349	258		―	30,392

Total current assets		2,785	266,131	1,728		―	270,644

Property, plant and equipment, net		―	450,137	4,700		―	454,837
Goodwill, net		―	78,819	259		―	79,078
Intangible assets, net		―	38,304	―		―	38,304
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	9,058	23		―	9,081

Total assets		$326,640	$842,449	$6,710		$(323,855)	$851,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$49,460	$216	$	―	$49,676
Accrued expenses and other current liabilities		5	128,819	481		―	129,305
Current maturities of long-term debt		―	3,599	163		―	3,762

Total current liabilities		5	181,878	860		―	182,743

Other liabilities		5,136	17,325	―		―	22,461
Long-term debt, less current maturities		―	308,335	2,683		―	311,018
Intercompany		(4,573)	5,832	(1,259)		―	―
Payable-In-Kind Preferred Stock		24,106	―	―		―	24,106
Stockholders’ equity		301,966	329,079	4,426		(323,855)	311,616

Total liabilities and stockholders’ equity		$326,640	$842,449	$6,710		$(323,855)	$851,944

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2000

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)

Patient service revenues	$	―	$284,270	$4,616	$	―	$288,886
Premium revenues		―	15,808	―		―	15,808

Total revenues		―	300,078	4,616		―	304,694

Salaries and benefits		―	145,174	1,293		―	146,467
Medical claims expense		―	7,356	―		―	7,356
Supplies		―	39,681	817		―	40,498
Purchased services		―	27,498	157		―	27,655
Other operating expenses		7	21,700	520		―	22,227
Provision for doubtful accounts		―	33,115	23		―	33,138
Rents and leases		―	6,404	432		―	6,836
Depreciation and amortization		―	11,541	252		―	11,793
Interest, net		―	8,412	419		―	8,831
Management fees		―	(35)	35		―	―
Debt extinguishment costs		―	1,149	―		―	1,149
Other		―	74	―		―	74

		7	302,069	3,948		―	306,024

Net income (loss) before income taxes		(7)	(1,991)	668		―	(1,330)
Income tax expense		119	―	―		―	119
Equity in earnings of subsidiaries		(1,323)	―	―		1,323	―

Net income (loss)		$(1,449)	$(1,991)	$668		$1,323	$(1,449)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2001

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)

Patient service revenues	$	―	$604,679	$8,021	$	―	$612,700
Premium revenues		―	55,063	―		―	55,063

Total revenues		―	659,742	8,021		―	667,763

Salaries and benefits		―	321,826	1,791		―	323,617
Medical claims expense		―	30,784	―		―	30,784
Supplies		―	91,741	1,211		―	92,952
Purchased services		―	48,299	278		―	48,577
Other operating expenses		6	50,601	750		―	51,357
Provision for doubtful accounts		―	56,745	101		―	56,846
Rents and leases		―	11,701	532		―	12,233
Depreciation and amortization		―	23,380	419		―	23,799
Interest, net		(13)	16,682	(111)		―	16,558
Management fees		―	(359)	359		―	―
Other		―	369	―		―	369

		(7)	651,769	5,330		―	657,092

Net income before income taxes		7	7,973	2,691		―	10,671
Income tax expense		451	60	―		―	511
Equity in earnings of subsidiaries		10,604	―	―		(10,604)	―

Net income		$10,160	$7,913	$2,691		$(10,604)	$10,160

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2002

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)

Patient service revenues	$	―	$717,328	$8,441	$	―	$725,769
Premium revenues		―	184,801	―		―	184,801

Total revenues		―	902,129	8,441		―	910,570

Salaries and benefits		―	382,782	1,654		―	384,436
Medical claims expense		―	132,005	―		―	132,005
Supplies		―	114,701	1,424		―	116,125
Purchased services		―	66,144	230		―	66,374
Other operating expenses		4	71,448	1,320		―	72,772
Provision for doubtful accounts		―	53,200	53		―	53,253
Rents and leases		―	13,864	533		―	14,397
Depreciation and amortization		―	29,176	333		―	29,509
Interest, net		―	26,597	89		―	26,686
Management fees		―	(186)	186		―	―
Debt extinguishment costs		―	6,627	―		―	6,627
Other		―	(1,268)	―		―	(1,268)

		4	895,090	5,822		―	900,916

Net income (loss) before income taxes		(4)	7,039	2,619		―	9,654
Income tax expense		2,855	22	―		―	2,877
Equity in earnings of subsidiaries		9,636	―	―		(9,636)	―

Net income		$6,777	$7,017	$2,619		$(9,636)	$6,777

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2000

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Operating activities:
Net income (loss)		$(1,449)	$(1,991)	$668		$1,323	$(1,449)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		―	11,541	252		―	11,793
Provision for doubtful accounts		―	33,115	23		―	33,138
Amortization of loan costs		―	444	―		―	444
Loss on sale of assets		―	―	―		―	―
Debt extinguishment costs		―	1,149	―		―	1,149
Deferred income taxes		―	(1,009)	―		―	(1,009)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		1,323	―	―		(1,323)	―
Accounts receivable		―	(51,675)	(271)		―	(51,946)
Establishment of accounts receivable of recent acquisitions		―	(3,653)	―		―	(3,653)
Supplies		―	(108)	22		―	(86)
Prepaid expenses and other current assets		―	(4,465)	1,118		―	(3,347)
Accounts payable		―	15,954	36		―	15,990
Accrued expenses and other liabilities		584	23,002	(91)		―	23,495

Net cash provided by operating activities		458	22,304	1,757		―	24,519
Investing activities:
Acquisitions, including working capital settlement payments		(257,232)	(68,252)	―		―	(325,484)
Capital expenditures		―	(14,216)	(73)		―	(14,289)
Other		506	3,351	10		―	3,867

Net cash used in investing activities		(256,726)	(79,117)	(63)		―	(335,906)
Financing activities:
Proceeds from issuance of common stock		256,726	(20,590)	590		―	236,726
Proceeds from long-term debt		―	165,500	―		―	165,500
Payments of long-term debt and capital leases		―	(69,174)	(661)		―	(69,835)
Payments of loan costs		―	(4,546)	―		―	(4,546)
Cash provided by (used in) intercompany activity		(458)	2,353	(1,895)		―	―
Exercise of stock options		―	―	―		―	―

Net cash provided by (used in) financing activities		256,268	73,543	(1,966)		―	327,845
Net increase (decrease) in cash and cash equivalents		―	16,730	(272)		―	16,458
Cash and cash equivalents, beginning of period		―	(110)	464		―	354

Cash and cash equivalents, end of period	$	―	$16,620	$192	$	―	$16,812

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2001

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Operating activities:
Net income		$10,160	$7,913	$2,691		$(10,604)	$10,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		―	23,380	419		―	23,799
Provision for doubtful accounts		―	56,745	101		―	56,846
Amortization of loan costs		―	863	―		―	863
Loss on sale of assets		―	584	―		―	584
Interest income from interest collar agreement		―	114	―		―	114
Deferred income taxes		(80)	(829)	―		―	(909)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (losses) of subsidiaries		(10,604)	―	―		10,604	―
Accounts receivable		―	(68,063)	(492)		―	(68,555)
Establishment of accounts receivable of recent acquisitions		―	(7,236)	―		―	(7,236)
Supplies		―	(461)	(13)		―	(474)
Prepaid expenses and other current assets		―	2,535	(1,276)		―	1,259
Accounts payable		―	8,405	123		―	8,528
Accrued expenses and other liabilities		1,133	(19,525)	75		―	(18,317)

Net cash provided by operating activities		609	4,425	1,628		―	6,662
Investing activities:
Acquisitions, including working capital settlement payments		―	(10,640)	―		―	(10,640)
Capital expenditures		―	(26,246)	(320)		―	(26,566)
Other		―	(872)	―		―	(872)

Net cash used in investing activities		―	(37,758)	(320)		―	(38,078)
Financing activities:
Proceeds from issuance of common stock		―	32,901	―		―	32,901
Proceeds from long-term debt		―	―	―		―	―
Payments of long-term debt and capital leases		―	(5,787)	(72)		―	(5,859)
Payments of loan costs		―	(359)	―		―	(359)
Cash provided by (used in) intercompany activity		(609)	1,694	(1,085)		―	―
Exercise of stock options		―	―	―		―	―

Net cash provided by (used in) financing activities		(609)	28,449	(1,157)		―	26,683
Net (decrease) increase in cash and cash equivalents		―	(4,884)	151		―	(4,733)
Cash and cash equivalents, beginning of period		―	16,618	194		―	16,812

Cash and cash equivalents, end of period	$	―	$11,734	$345	$	―	$12,079

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2002

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Operating activities:
Net income		$6,777	$7,017	$2,619		$(9,636)	$6,777
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		―	29,176	333		―	29,509
Provision for doubtful accounts		―	53,200	53		―	53,253
Amortization of loan costs		―	1,350	―		―	1,350
Debt extinguishment costs		―	6,627	―		―	6,627
Loss (gain) on disposal of assets		―	(815)	―		―	(815)
Deferred income taxes		2,846	―	―		―	2,846
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		(9,636)	―	―		9,636	―
Accounts receivable		―	(65,120)	230		―	(64,890)
Establishment of accounts receivable of recent acquisitions		―	(1,522)	―		―	(1,522)
Supplies		―	(631)	(61)		―	(692)
Prepaid expenses and other current assets		(284)	(10,324)	(46)		―	(10,654)
Accounts payable		―	(2,349)	(150)		―	(2,499)
Accrued expenses and other liabilities		(375)	25,649	122		―	25,396

Net cash (used in) provided by operating activities		(672)	42,258	3,100		―	44,686
Investing activities:
Acquisitions, including working capital settlement payments		―	(100,281)	―		―	(100,281)
Capital expenditures		―	(34,959)	(113)		―	(35,072)
Proceeds from asset sales		―	1,206	―		―	1,206
Other		―	(1,257)	12		―	(1,245)

Net cash used in investing activities		―	(135,291)	(101)		―	(135,392)
Financing activities:
Equity contribution from joint venture partner		―	2,488	―		―	2,488
Proceeds from long-term debt		―	300,000	―		―	300,000
Payments of long-term debt and capital leases		―	(153,573)	(263)		―	(153,836)
Payments of loan costs		―	(14,641)	―		―	(14,641)
Cash provided by (used in) intercompany activity		648	2,065	(2,713)		―	―
Exercise of stock options		24	―	―		―	24

Net cash provided by (used in) financing activities		672	136,339	(2,976)		―	134,035

Net increase (decrease) in cash and cash equivalents		―	43,306	23		―	43,329
Cash and cash equivalents, beginning of period		―	11,734	345		―	12,079

Cash and cash equivalents, end of period	$	―	$55,040	$368	$	―	$55,408

7.             Income Taxes

                Significant components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	2000	2001	2002

Current:
Federal	$1,003	$1,200	$(140)
State	125	220	171

Total current	1,128	1,420	31

Deferred:
Federal	(1,003)	(915)	2,501
State	(6)	6	345

Total deferred	(1,009)	(909)	2,846

	$119	$511	$2,877

                The effective income tax rate differed from the Federal statutory rate for the years ended June 30, 2000, 2001 and 2002 as follows:

	2000		2001	2002

Income tax expense (benefit) at Federal statutory rate	(35.0	) %	35.0%	35.0%
Income tax expense at state statutory rate	8.9		7.3	5.2
Nondeductible expenses and other	5.5		1.3	4.4
Increase (decrease) in valuation allowance	29.5		(38.8)	(14.8)

Effective income tax rate	8.9%		4.8%	29.8%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2001 and 2002, were approximately as follows (in thousands):

	2001	2002

Deferred tax assets:
Net operating loss carryover	$3,512	$9,613
Excess tax basis over book basis of accounts receivable	3,237	423
Deferred compensation and other costs	2,056	2,182
Accrued expenses	1,210	955
Interest rate collar liability	1,179	—
Professional liabilities reserves	1,915	5,946
Minimum tax credit	1,544	—
Self-insurance reserves	1,861	1,387
Unearned revenue	—	1,036
Equity method of accounting for partnerships	280	427

Total deferred tax assets	16,794	21,969
Valuation allowance	1,433	—

Total deferred tax assets, net of valuation allowance	$15,361	$21,969

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	$11,697	$21,476
Excess book basis over tax basis of prepaid assets	1,226	3,740

Total deferred tax liabilities	12,923	25,216

Net deferred tax assets and liabilities	$2,438	$(3,247)

                Net non-current deferred tax liabilities of $5.1 million as of June 30, 2002 are included in the accompanying consolidated balance sheet in other liabilities.

                As of June 30, 2002, the Company generated net operating loss (“NOL”) carryforwards for Federal income tax purposes of approximately $25.3 million and for state purposes of approximately $16.1 million that expire from 2012 to 2022.  Approximately $5.2 million of these NOLs are subject to annual limitation for Federal purposes.  These limitations are not expected to significantly affect the Company’s ability to ultimately recognize the benefit of these NOLs in future years.

                The Company must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  The Company has not recorded any valuation allowance as of June 30, 2002, because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences reverse in the future.

8.             Stockholder’s Equity

                The Company has the authority to issue 750,000 shares of capital stock, classified as (i) 150,000 shares of preferred stock, par value $.01 per share, and (ii) 600,000 shares of common stock, par value $.01 per share (the “Common Stock”).

Common Stock Issuances

                In August 1997, the Company issued 25,000 shares of Common Stock (“Initial Shares”) to certain officers (“Management Investors”) of the Company at $100 per share. An additional 695 shares were issued to an officer of the Company in October 1997 at  $100 per share.

                On June 1, 1998 (the “Effective Date”), the Company’s board of directors (the “Board”) approved the (i) Subscription Agreement, providing for the issuance and sale of the Company’s Common Stock, (ii) Shareholders Agreement, providing for, among other things, registration rights for stockholders and restrictions on the sale, transfer, encumbrance or other disposition of shares of the Common Stock and to provide for certain rights and obligations relating to the capital stock of the Company and certain matters relating to the conduct of the business and the affairs of the Company, and (iii) Surviving Shareholders Agreement, providing for, upon an initial public offering, among other things, registration rights for stockholders and restrictions on the sale, transfer or the disposition of shares of the Common Stock. The Company was authorized to issue 135,535 shares of Common Stock pursuant to the Subscription Agreement.

                Under the Amended and Restated Subscription Agreement dated June 1, 2000, the Company authorized the issuance of 235,521 shares of common stock in addition to the 135,535 shares originally authorized pursuant to the original Subscription Agreement dated June 1, 1998. During fiscal 2000, the Company issued, in accordance with the original Subscription Agreement and the Amended and Restated Subscription Agreement, 139,154 shares of Common Stock for a price of $1,701.18 per share to fund a portion of the 2000 acquisitions.

                On May 1, 2001, the Company issued, in accordance with the original Subscription Agreement and the Amended and Restated Subscription Agreement, 19,340 shares of Common Stock at a price of $1,701.18 per share to fund a portion of the 2001 acquisitions.

                Subject to certain terms and conditions of the Amended and Restated Subscription Agreement, the Company has agreed to issue and sell, and certain investors have agreed to purchase on one or more future dates, additional shares of Common Stock aggregating 193,457 shares at a per share price of $1,701.18. The proceeds from any subsequent issuance of Common Stock shall fund the purchase from time to time by the Company of hospitals, hospital systems, hospital management companies and assets related thereto.

Forfeiture of Common Shares by Certain Investors

                Each of certain investors in the Company has also agreed to transfer to the Company upon the occurrence of a Liquidity Event, as defined below, in exchange for no consideration, its allocated portion of an aggregate number of shares of Common Stock equal to the Aggregate Carry Amount (as defined in the Carry Option Plan). The determination of the Aggregate Carry Amount is contingent upon, among other things, whether the timing of the Liquidity Event occurs prior to or following June 1, 2002 and the computed amount of the Net MSCP Exit Multiple or Net MSCP Internal Rate of Return (“IRR”), as applicable and as defined in the Carry Option Plan, immediately after giving effect to such Liquidity Event. Any such transfer to the Company shall be made as soon as practicable following the date on which options granted pursuant to certain provisions of the Carry Option Plan become vested and exercisable.

                A Liquidity Event means the first to occur of (i) the consummation of an initial public offering, (ii) the sale by MSCP of all or substantially all of its aggregate equity interests in the Company, (iii) the sale of all or substantially all of the assets of the Company, or (iv) the liquidation or dissolution of the Company.

Repurchase of Common Shares Held by Management Investors

                If a Management Investor is terminated or resigns, and such Management Investor engages in any competitive activity prior to June 1, 2003, the Company shall have the right to purchase from such Management Investor any and all shares of capital stock or other equity security of the Company then owned by such Management Investor for a purchase price equal to the cost thereof.

                Upon any Liquidity Event in connection with which MSCP receives aggregate net proceeds in an amount that is less than the aggregate amount of capital invested by MSCP in the Company, MSCP may require the Company to purchase from each Management Investor any and all Initial Shares then owned by such Management Investor for a purchase price per share equal to the lesser of the cost or fair market value thereof.

Payable-In-Kind Preferred Stock

                On February 1, 2000, as a portion of the payment for the acquisition of MacNeal Health Services, the Company issued 20,000 shares of payable-in-kind convertible redeemable preferred stock (“PIK Preferred Shares”) with a par value of $0.01 per share.  The stock was valued by an independent appraiser at $1,000 per share for purposes of the acquisition.

                Liquidation Preferences and Conversion Features

                Upon liquidation, dissolution, or winding up of the Company, or upon the Company’s option to redeem such shares, the holders of the PIK Preferred Shares are entitled to be paid in cash equal to $1,000 per each outstanding share plus accrued dividends.  To the extent the Company shall have funds legally available for payment, the Company is required to redeem all outstanding PIK Preferred Shares at $1,000 per share plus accrued dividends upon the earlier of (i) a change in control of the Company; (ii) the sale of MacNeal Health Services; or (iii) January 31, 2015. Otherwise, there are no mandatory redemption or put features associated with the PIK Preferred Shares.  The PIK Preferred Shares are, with respect to dividend rights and rights on liquidation, dissolution and winding up, senior to all common shares and may only be junior to other preferred shares designated as such and such designation requires the majority vote of the holders of the PIK Preferred Shares voting as a separate class.  The PIK Preferred Shares automatically convert to common shares upon consummation of an initial public offering with proceeds to the Company of at least $50 million at a conversion price equal to the initial public offering price.

                Dividends

                Dividends for the PIK Preferred Shares accrue at an annual rate of $80 per share.  The dividends are payable when, as and if declared by the Board of Directors, in cash or, at the Company’s option, during any period prior to January 31, 2008 (“Pay-In-Kind Period”) in additional PIK Preferred Shares at the rate of 0.08 shares for each $80 of such dividend not paid in cash. The Pay-In-Kind Period shall terminate upon the Company’s payment of a cash dividend upon any share of its capital stock. However, the provisions of the 2001 credit facility limit the payment of such dividends to the issuance of additional PIK Preferred Shares.

                Voting Rights

                The holders of the PIK Preferred Shares are not entitled to any voting rights except to the extent voting rights vest under one of the following occurrences:  (i) when dividends become payable, whether in the form of cash or PIK Preferred Shares, shall be in arrears and unpaid on an amount equal to two full annual dividends or (ii) the Company’s failure to discharge its mandatory redemption obligation.   In the event the voting rights vest under one of these occurrences, the Board of Directors of the Company will automatically increase by two members, and the holders of the PIK Preferred Shares shall have the exclusive right, voting as a separate class, to elect the two additional directors.  The voting rights are terminated once the accrued dividends have been paid or the mandatory redemption obligation has been fulfilled.

Put and Call Features of Acquisition Subsidiary Stock

                For a period of 30 days commencing June 1, 2007 and each June 1 thereafter, University of Chicago Hospitals (“UCH”) has the right to require the Company to purchase its shares in the subsidiary that acquired Louis A. Weiss Memorial Hospital for a purchase price equal to four times the acquisition subsidiary’s Adjusted EBITDA (as defined in the shareholders agreement between the parties) for the most recent 12 months of operations less all indebtedness of the acquisition subsidiary (including capital leases) at such time, times UCH’s percentage interest in the acquisition subsidiary on the date of purchase.  Similarly, during the same 30-day periods, the Company has the right to require UCH to sell to us UCH’s shares in the acquisition subsidiary for a purchase price equal to the greater of (i) six times the acquisition subsidiary’s Adjusted EBITDA (as defined in the shareholders agreement among the parties) for the most recent 12 months of operations less all indebtedness of the acquisition subsidiary (including capital leases) at such time, times UCH’s percentage interest in the acquisition subsidiary on the date of purchase, and (ii) the price paid by UCH for its interest in the acquisition subsidiary minus dividends or other distributions to UCH in respect of that interest.

9.             Employee Benefit Plans

Carry Option Plan

                On June 1, 1998, (the “Effective Date”) the Board approved the grant of 23,883 options, each exercisable for one share of Common Stock, at an exercise price of $170.12 under the Vanguard Health Systems, Inc. Carry Option Plan (the “Carry Option Plan”). In August 2000, the Board approved a grant of 3,134 options to an officer of the Company under the Carry Option Plan.  In November 2001, the Board approved the grant of 2,805 options under the Carry Option Plan, bringing the total number of outstanding options to 29,822, the maximum allowed pursuant to the Amended and Restated Shareholders Agreement and Carry Option Plan dated June 1, 2000.  Additional options may only be granted upon the cancellation of previously issued options.  Upon and after the occurrence of a Liquidity Event, no options shall be available for grant under the Carry Option Plan.

                Subject to the terms and conditions of the Carry Option Plan, the options granted under the Carry Option Plan shall vest upon the earlier of a Liquidity Event or ratably over seven years.  None of the options shall be exercisable prior to a Liquidity Event. Upon a Liquidity Event, a number of options equal to the Exercisable Options, as defined in the Carry Option Plan, shall become exercisable. The determination of Exercisable Options, is contingent upon, among other things, whether the timing of the Liquidity Event occurs prior to or following June 1, 2002 and the computed amount of the Net MSCP Exit Multiple or Net MSCP IRR immediately after giving effect to such Liquidity Event. Such number of options may only be exercised commencing at such time and ending on the tenth anniversary of the Effective Date, at which time such options shall expire. All options held by a grantee in excess of the Exercisable Options shall, upon the occurrence of a Liquidity Event, be irrevocably and unconditionally forfeited and canceled without any consideration payable to the grantee, and the grantee shall have no further right or consideration therein.

                Upon the occurrence of a Liquidity Event, the Company will incur an immediate compensation expense on all Excercisable Options outstanding at that time based on the excess of the fair market value of each Common Share over the exercise price.

Initial Option Plan

                The purpose of the Vanguard Health Systems, Inc. Nonqualified Initial Option Plan (“Initial Option Plan”) was primarily to grant option awards to those employees who agreed to work for the Company for no cash salaries or cash salaries below fair market value during the eleven months ended May 31, 1998.

                On June 1, 1998, (the “Effective Date”) the Board approved the grant of 3,595 options, each exercisable for one share of Common Stock, at an exercise price of $170.12 per share. The maximum number of shares of Common Stock reserved for grant of awards under the Initial Option Plan was 3,595.  Each of the 3,595 granted options vested on June 1, 1999 (one-year vesting period).  3,396 of the options became exercisable on June 1, 1999, and the other 199 options are exercisable upon a Liquidity Event.  These options expire ten years subsequent to the date of the grant of the option.

                Since the exercise price of the options granted was below the fair value of the Company’s Common Stock on the date of grant, the Company recorded approximately $5.0 million of non-cash stock compensation for the year ended June 30, 1999, with an offsetting increase to additional paid in capital.

1998 Stock Option Plan

                The purpose of the Vanguard Health Systems, Inc. 1998 Stock Option Plan, as amended effective June 1, 2000 (the “1998 Stock Option Plan”), is to afford an incentive to executive officers, other key employees, directors and consultants of the Company to acquire a proprietary interest in the Company, to continue as employees, directors, or consultants, to increase their efforts on behalf of the Company and to promote the success of the Company’s business. The 1998 Option Plan is administered by the Board.

                The maximum number of shares of Common Stock reserved for the grant of options under the 1998 Stock Option Plan (the “Maximum Share Number”) shall be recomputed as of a Liquidity Event and under such calculations the options available for grant may be increased up to an additional 2,977 options.  In no event shall the number of shares of Common

Stock with respect to which options are granted hereunder exceed 50% of the number of shares of Common Stock authorized as of the effective date of the 1998 Stock Option Plan.  As of June 30, 2002, the Maximum Share Number was 10,315.

                Options granted under the 1998 Stock Option Plan may be designated as (i) incentive stock options or non-qualified stock options and (ii) a Liquidity Event Option or a Non-Liquidity Event Option; although, certain restrictions exist as to the number of options which can be granted, outstanding, and exercisable under each designation. The Liquidity Event Options and Non-Liquidity Event Options vest over a four-year period from the date of grant but are not exercisable until the occurrence of a Liquidity Event.  The Liquidity Event Options are subject to forfeiture if a minimum Net MSCP Exit Multiple or Net MSCP IRR is not met at the date of the Liquidity Event.  The Non-Liquidity Event Options are not subject to this forfeiture provision.  All options under the 1998 Stock Option plan have a ten-year exercise period.

                As of June 30, 2002, 10,302 options were outstanding with 75% of each grant designated as Liquidity Event Options and 25% designated as Non-Liquidity Event Options.  Of the 10,302 outstanding options, 5,027 options were granted at fair market value but provide that the exercise price will be reduced to $425.32 if the Net MSCP Exit Multiple or Net MSCP IRR at the date of the Liquidity Event meets or exceeds certain target amounts.  Should the applicable target amount be met or should additional options be granted with exercise prices less than fair market value on grant date, the Company will incur an immediate compensation expense on all affected options equal to the excess of fair market value of a share of Common Stock over the exercise price of each of the affected options.

                5,275 options under the 1998 Stock Option Plan were granted to a Company executive in August 2000 at an exercise price of $425.32 and were attached to a bonus equal to $351.63 per option exercised.  The 5,275 options and related bonus are accounted for as a combined fixed award and may not be exercised until the occurrence of a Liquidity Event.  On the date of the Liquidity Event, the Company will incur an immediate compensation expense on the exercisable options equal to the excess of fair market value of a share of Common Stock over the exercise price of these options.

                If, while any options remain outstanding under the 1998 Stock Option Plan, an event occurs which constitutes a change in control of the Company, as defined in the 1998 Stock Option Plan, the options shall be exercisable or otherwise non-forfeitable in full, whether or not otherwise exercisable or forfeitable; provided that, if a Liquidity Event occurs which results in a Net MSCP IRR that is less than or equal to 12.5%, then all Liquidity Event Options shall be forfeited and canceled.

2000 Stock Option Plan

                Effective June 1, 2000, the Vanguard Health Systems 2000 Stock Option Plan (the “2000 Stock Option Plan”) was approved by the Board for the same purpose as the 1998 Stock Option Plan.  The 2000 Option Plan is administered by the Board.

                The maximum number of shares of Common Stock reserved for the grant of options under the 2000 Stock Option Plan (the “Maximum Share Number”) shall as of any date be the lesser of (i) the sum of (x) 17.647% of the total number of the 235,131 common shares set forth on Division I of Schedule 2.01(c) to, and issued by the Company and purchased by investors pursuant to, the Amended and Restated Subscription Agreement prior to such date and (y) 10.00% of the total number of the 4,377 common shares set forth on Division II of Schedule 2.01(c) to, and issued by the Company and purchased by investors pursuant to, the Amended and Restated Subscription Agreement prior to such date and (ii) 41,931 shares of Common Stock.

                Options granted under the 2000 Stock Option Plan may be designated as (i) incentive stock options or non-qualified stock options and (ii) a Liquidity Event Option or a Non-Liquidity Event Option; although, certain restrictions exist as to the number of options which can be granted, outstanding, and excercisable under each designation.

                The Liquidity Event Options and Non-Liquidity Event Options vest over a four-year period from the date of grant but are not exercisable until the occurrence of a Liquidity Event.  Liquidity Event Options are subject to forfeiture if a minimum Net MSCP Exit Multiple or Net MSCP IRR is not met at the date of the Liquidity Event.  The Non-Liquidity Event Options are not subject to this forfeiture provision.  All options under the 2000 Stock Option Plan have a ten-year exercise period.

                As of June 30, 2002, 7,402 options were outstanding under the 2000 Stock Option Plan with 75% of each grant designated as Liquidity Event Options and 25% designated as Non-Liquidity Event Options.  Should the fair market value of a share of Common Stock exceed the exercise price of each affected option at the date of the Liquidity Event, the Company will incur an immediate compensation expense equal to such excess.

                If, while any options remain outstanding under the 2000 Stock Option Plan, an event occurs that constitutes a change in control of the Company, as defined in the 2000 Stock Option Plan, the options shall be exercisable or otherwise non-forfeitable in full, whether or not otherwise exercisable or forfeitable; provided that, if a Liquidity Event occurs which results in a Net MSCP IRR that is less than or equal to 12.5%, then all Liquidity Event Options shall be forfeited and canceled.

Summary of Option Transactions

                The following is a summary of options transactions during the years ended June 30, 2000, 2001 and 2002:

	Carry Option Plan			Initial Option Plan		1998 Stock Option Plan			2000 Stock Option Plan

	# of options	Weighted average exercise price		# of options	Weighted average exercise price	# of options	Weighted average exercise price		# of options	Weighted average exercise price

Options outstanding at June 30, 1999	23,883		$170.12	3,595	$170.12	1,902		$1,701.18	―	$	―
Options granted	―		―	―	―	1,010		1,701.18	―		―
Options exercised	―		―	―	―	―		―	―		―
Options canceled	―		―	―	―	60		1,701.18	―		―

Options outstanding at June 30, 2000	23,883		170.12	3,595	170.12	2,852		1,701.18	―		―
Options granted	3,134		170.12	―	―	7,477		801.06	7,557		1,701.18
Options exercised	―		―	―	―	―		―	―		―
Options canceled	―		―	―	―	391		1,701.18	85		1,701.18

Options outstanding at June 30, 2001	27,017		170.12	3,595	170.12	9,938		1,023.97	7,472		1,701.18
Options granted	2,805		170.12	―	―	509		1,701.18	791		1,701.18
Options exercised	―		―	―	―	14		1,701.18	―		―
Options canceled	―		―	―	―	131		1,701.18	861		1,701.18

Options outstanding at June 30, 2002	29,822		170.12	3,595	170.12	10,302		1,049.38	7,402		1,701.18

Options available for grant at June 30, 2002	―		―	―	―	13		1,701.18	692		1,701.18

Options exercisable at June 30, 2002	―	$	―	3,396	$170.12	―	$	―	14		$1,701.18

Options Outstanding					Options Exercisable

Range of Exercisable Prices	Number Outstanding June 30, 2002		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable June 30, 2002	Weighted Average Exercise Price

$170.12	33,417		6.4 years	$170.12	3,396	$170.12
$425.32	5,275		8.1 years	$425.32	―	―
$1,701.18	12,429		8.3 years	$1,701.18	14	1,701.18

$170.12 - $1,701.18	51,121	*			3,410	$176.41

                                           *Includes options granted under all plans

                Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, requires those entities electing to account for stock options under APB 25 to provide certain net income pro forma information in the footnotes to the financial statements.  The fair value of the Company’s stock options was estimated at the date of grant using a Minimum Value option pricing model with the following weighted-average assumptions for 2000, 2001 and 2002:  risk-free interest rate of approximately 6.0%, dividend yield of 0.0% and a weighted-average expected option life of 10 years.

                For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows (in thousands).

	2000	2001	2002

Net income (loss)	$(1,449)	$10,160	$6,777
Pro forma compensation expense from stock options, net of taxes	(3,676)	(6,131)	(6,302)

Pro forma net income (loss)	$(5,125)	$4,029	$475

                The effect of applying SFAS 123 for providing pro forma disclosures are not likely to be representative of the effects on reported net income for future years.

401(k) Plan

                Effective June 1, 1998, the Company adopted the Vanguard Health Systems, Inc. 401(k) Retirement Savings Plan (the “401(k) Plan”).  The 401(k) Plan is a multiple employer defined contribution plan whereby employees who have completed one year of service in which they have worked a minimum of 1,000 hours and are age 21 or older are eligible to participate.

                The participation requirements of the 401(k) Plan do not apply to all employees as certain employees who had balances under plans of predecessor companies are eligible to participate in the 401(k) Plan upon employment with the Company.  The 401(k) Plan was restated January 1, 2000 to incorporate the adoption agreements of a number of employers whereby the respective employer tailored the terms of the 401(k) Plan, including:  contribution limits, vesting schedule and employer match.  The 401(k) Plan was adopted by the Company’s Subsidiary holding its home office and other certain employees as of July 1, 1998 and by each acquired entity upon the respective acquisition date.

                For purposes of determining eligibility to participate and vesting percentages in the 401(k) Plan, employees received credit for years of service with their respective predecessor companies.  The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation.  Employer matching contributions, which vary by employer, vest 20% after three years of service and continue vesting at 20% per year until fully vested.  The Company’s matching expense for the years ended June 30, 2000, 2001 and 2002 was approximately $1.8 million, $3.7 million and $4.3 million, respectively.

10.          Leases

                The Company leases real estate properties and equipment under operating and capital leases with various expiration dates.  Future minimum operating lease payments at June 30, 2002 are approximately as follows (in thousands).

	Operating Leases	Capital Leases	Total

2003	$12,214	$4,338	$16,552
2004	8,843	3,325	12,168
2005	6,479	1,963	8,442
2006	5,390	871	6,261
2007	4,001	104	4,105
Thereafter	25,545	―	25,545

Total minimum payments	$62,472	10,601	$73,073

Less amounts representing interest		(1,301)

Present value of future minimum lease payments		$9,300

Assets Under Capital Leases

                The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, are approximately as follows (in thousands).

	June 30, 2001	June 30, 2002

Equipment	$15,363	$16,921
Less: accumulated depreciation	705	4,148

Net equipment under capital leases	$14,658	$12,773

                Amortization of the capitalized amounts is included in depreciation and amortization expense in the accompanying consolidated statements of operations.  Other operating expenses for the fiscal years ended June 30, 2000, 2001 and 2002 include rent expense on operating leases of approximately $6.8 million, $12.2 million and $14.4 million, respectively, net of rental payments made by affiliates under informal sublease agreements of approximately $0.4 million, $1.6 million and $2.3 million, respectively.

11.          Contingencies and Health Care Regulation

Contingencies

                The Company is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business.  In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

Current Operations

                Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents.  In the opinion of the Company’s management, adequate provision has been made for any adjustments that may result from such reviews.

                Laws and regulations governing the Medicare and Medicaid and other Federal health care programs are complex and subject to interpretation.  The Company’s management believes that the Company is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other Federal health care programs.

                The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Employment-Related Agreements

                Effective June 1, 1998, the Company executed employment agreements with four of the Company’s senior executive officers.  The Company executed an employment agreement with a fifth senior executive officer on September 1, 1999.  The employment agreements have a term of five years and contain provisions for term extensions. The employment agreements provide, among other things, for minimum salary levels, for participation in bonus plans, and for amounts to be paid as liquidated damages in the event of a change in control as defined in the employment agreements.

                The Company has executed severance protection agreements (“severance agreements”) between the Company and each of its senior vice presidents and vice presidents.  The severance agreements are automatically extended for successive one year terms at the discretion of the Company unless an event of a change in control occurs, as defined in the severance agreement, at which time the severance agreement shall continuein effect for a period of not less than three years beyond the date of such event. The Company is obligated to pay severance payments as set forth in the severance agreements in the event of a change in control.

                In conjunction with the Company’s issuance of 695 stock options to an officer under the Initial Option Plan, the Company agreed to grant a cash bonus to reimburse the officer for the tax payable upon the exercise of the options. The bonus is to be paid upon the exercise of the options and is to be calculated using tax rates in effect and the fair market value of the underlying stock at the time of exercise of the options.

                In August 2000, the Company issued 8,409 stock options to an officer of the Company with 5,275 options granted under the 1998 Option Plan, and 3,134 options granted under the Carry Option Plan.  In conjunction with the grant of the options under the 1998 Option Plan, the Company agreed to grant a cash bonus to the officer upon the exercise of the options that is limited to approximately $1.9 million.

Capital Expenditures Commitments

                In accordance with the terms of the acquisition agreement, the Company has agreed to expend, commit to expend or cause or permit third parties to expend, in the aggregate, not less than $15.0 million for capital expenditures at or for the benefit of Maryvale Hospital Medical Center during the first five years subsequent to the date of acquisition of June 1, 1998.  If the Company fails to expend at least $15.0 million, the Company is required to pay to the seller the difference between $15.0 million and the amount actually expended by the Company.  The Company has fulfilled approximately $14.0 million of this requirement, including the additional investment in an emergency diagnostic clinic as of June 30, 2002.  The Company will expend the remaining $1.0 million commitment during 2003.

                Additionally, in accordance with the terms of the acquisition agreement, the Company will expend, commit to expend or cause or permit third parties to expend, in the aggregate, not less than $50.0 million for capital expenditures at or for the benefit of Arrowhead Community Hospital and Medical Center and Phoenix Baptist Hospital and Medical Center during the first seven years subsequent to the date of acquisition of June 1, 2000, with an average annual expenditure as of the end of each of the first seven anniversaries of the closing date of not less than $6.0 million.  If the Company fails to expend at least $50.0 million, the Company shall pay to the seller the difference between $50.0 million and the amount actually expended by the Company.  The Company has fulfilled approximately $16.0 million of this requirement as of June 30, 2002 and intends to fulfill an additional $10.4 million during 2003.

                California has a statute and regulations that require hospitals to meet seismic performance standards.   Hospitals that do not meet the standards may be required to retrofit their facilities.  California law required that these hospitals evaluate their facilities and develop a plan and schedule for complying with the standards.  Compliance plans, if necessary, were required to be filed with the State of California by January 2002.  The Company filed its required Compliance plans on a timely basis.  Any facilities not currently in compliance with the seismic regulations and standards must be brought into compliance by 2008, or 2013 if the facility obtains an extension.  The Company expects to expend approximately $10.1 million to comply with the seismic standards.

12.          Related Party Transactions

                Charles N. Martin, Jr., the Company’s Chairman and Chief Executive Officer, beneficially owns in excess of 97% of the membership interests in The Healthcare Airplane Group, LLC.  The Company purchases charter airplane services from The Healthcare Airplane Group. Total costs for such services incurred during the years ended June 30, 2000, 2001 and 2002 and reported in the accompanying consolidated statements of operations approximated $332,000, $300,000 and $434,000, respectively.

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets include receivables from various unrelated entities that are affiliated with certain of the Company’s officers of approximately $0.1 million as of June 30, 2001 and 2002, respectively. Such balances represent amounts due for rent and certain shared office services allocable to the affiliates.

                During fiscal 2002, the Company paid  $142,000 of the out-of-pocket expenses of the MSCP Funds related to their review of our proposed transactions and travel and related expenses. During fiscal 2002, the Company also paid Morgan Stanley & Co. Incorporated or Morgan Stanley Senior Funding, Inc. underwriting fees of $3,163,000 in respect of the 9.75% Notes,  loan origination fees of $743,000 in respect of the 2001 credit facility and reimbursed them for $60,000 of their out-of-pocket travel, clerical and word processing fees in connection with such matters. The MSCP Funds currently owns 78.9% of the Company’s common stock.  In addition, three of the Company’s directors, Karen H. Bechtel, Eric T. Fry and Howard I. Hoffen, are managing directors of Morgan Stanley & Co. Incorporated and two of them, Karen H. Bechtel and Eric T. Fry,  are managing directors of  Morgan Stanley Private Equity while Howard I. Hoffen is Chairman and Chief Executive Officer of Morgan Stanley Private Equity.  Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of the MSCP Funds.  During fiscal 2001 and 2000, the Company paid Morgan Stanley Senior Funding, Inc. $275,000 and $4,377,000, respectively, representing their review of our proposed transactions and travel and related expenses, loan origination and amendment fees and reimbursed out-of-pocket travel costs in respect of the 2000 credit facility.  During fiscal 2001 and 2000, the Company paid $671,000 and $6,000, respectively, of the out-of-pocket expenses of the MSCP Funds related to their review of our proposed acquisitions and travel and related expenses.

                During fiscal 2002, certain of our facilities paid approximately $440,000 to Coactive Systems Corporation for nurse triage, physician referral and class registration services and Coactive Systems reimbursed us approximately $50,000 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters not currently needed by us.  In addition, in fiscal 2002 Coactive Systems paid us approximately $21,000 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  The above aggregate amount paid by our facilities to Coactive Systems resulted from several contracts separately negotiated with Coactive Systems by local management of each facility on an arms-length basis and in our opinion such amount paid by our facilities does not exceed the fair market value for such services.  We currently expect to make a similar or greater amount of such payments to Coactive Systems in fiscal 2003 and for Coactive Systems to make a similar amount of such payments to us in fiscal 2003. Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns approximately 41.5% of the common stock of Coactive Systems and is the non-executive chairman of its board of directors.  Certain of our other executive officers (Robert E. Galloway, W. Lawrence Hough, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman and Alan G. Thomas) own, in the aggregate, approximately 5.5% of the common stock of Coactive Systems.  In addition, our Vice Chairman, Keith B. Pitts, is on its board of directors; our Senior Vice President, Assistant General Counsel and Assistant Secretary, James H. Spalding, is its assistant secretary and our Executive Vice President, General Counsel and Secretary, Ronald P. Soltman, is its secretary.

                During fiscal 2002, Phyve Corporation reimbursed us approximately $169,000 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters  not currently needed by us. In addition, in fiscal 2002 Phyve paid us approximately $39,000 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  We currently expect to make a similar or greater amount of such payments to Phyve in fiscal 2003 and for Phyve  to make a similar amount of such payments to us in fiscal 2003.  Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns approximately 16.9% of the outstanding common stock and 11.6% of the outstanding preferred stock of Phyve and is the non-executive chairman of its board of directors.  Certain of our other executive officers (Bruce F. Chafin, Robert E. Galloway, W. Lawrence Hough, James Johnston, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman, James H. Spalding, and Alan G. Thomas) own, in the aggregate, approximately 12.8% of its common stock and Messrs. Galloway, Johnston and Moore  own, in the aggregate, approximately 0.5% of its outstanding preferred stock.  In addition, Mr. Spalding is its secretary and Mr. Soltman is its assistant secretary.

                During fiscal 2002, NetContent, Inc. reimbursed us approximately $87,000 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters  not currently needed by us.  In addition, in fiscal 2002 NetContent paid us approximately $31,000 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  We currently expect to make a similar or greater amount of such payments to NetContent  in fiscal 2003 and for NetContent  to make a similar amount of such payments to us in fiscal 2003.   Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns 51% of the outstanding common stock of NetContent and is its President and a member of its board of directors.  Two of our other executive officers, Keith B. Pitts and James H. Spalding, own 30% and 19%, respectively, of the outstanding common stock of NetContent.  Additionally, Mr. Pitts is the Vice President & Treasurer of NetContent and a member of its board of directors; and Mr. Spalding is the Vice President & Secretary of NetContent and a member of its board of directors.

                On July 1, 2000, the Company purchased 100% of the outstanding stock of Trinity MedCare, Inc. from its nine shareholders.  The shareholders of Trinity MedCare, Inc. included certain members of management and directors of the Company.  These certain members of management and directors received approximately $457,000 for their interests.

13.          Segment Information

                The Company’s acute care hospitals and related health care businesses are similar in their activities and economic environments in which they operate (i.e. urban markets).  Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital, and Phoenix Health Plan, a Medicaid managed health plan in Arizona.  Prior to the acquisitions of these entities, the Company determined that it did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following table provides financial information by business segment for the years ended June 30, 2000, 2001 and 2002.

	For the year ended June 30, 2000

	Health Plans

			Acute Care Services	Eliminations		Consolidated

	(In thousands)

Patient service revenues	$	―	$285,355		$3,531	$288,886
Capitation premiums		15,808	―			15,808
Inter-segment revenues		―	3,531		(3,531)	―

Total revenues		15,808	288,886		―	304,694

Salaries and benefits		1,157	145,310		―	146,467
Supplies		51	40,447		―	40,498
Medical claims expense		3,825	―		3,531	7,356
Provision for doubtful accounts		―	33,138		―	33,138
Other operating expenses - external		6,587	50,082		―	56,669
Operating expenses - inter-segment		3,531	―		(3,531)	―

Total operating expenses		15,151	268,977		―	284,128

EBITDA (1)		657	19,909		―	20,566

Depreciation and amortization		235	11,558		―	11,793
Interest, net		(59)	8,890		―	8,831
Other (2)		―	1,272		―	1,272

Income (loss) before income taxes		$481	$(1,811)	$	―	$(1,330)

Segment assets		$11,396	$538,510	$	―	$549,906

Capital expenditures		$1,407	$12,882	$	―	$14,289

____________________

(1)

EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, gain (loss) on sale of assets, equity method income (loss), minority interests and debt extinguishment costs.

(2)	Other expenses include gain (loss) on sale of assets, equity method income (loss), minority interests and debt extinguishment costs.

	For the year ended June 30, 2001

	Health Plans

			Acute Care Services	Eliminations		Consolidated

	(In thousands)

Patient service revenues	$	―	$596,047		$16,653	$612,700
Capitation premiums		55,063	―		―	55,063
Inter-segment revenues		―	16,653		(16,653)	―

Total revenues		55,063	612,700		―	667,763

Salaries and benefits		3,794	319,823		―	323,617
Supplies		88	92,864		―	92,952
Medical claims expense		14,131	―		16,653	30,784
Provision for doubtful accounts		―	56,846		―	56,846
Other operating expenses - external		18,039	93,286		―	111,325
Operating expenses - inter-segment		16,653	―		(16,653)	―

Total operating expenses		52,705	562,819		―	615,524

EBITDA (1)		2,358	49,881		―	52,239

Depreciation and amortization		483	23,316		―	23,799
Interest, net		(370)	16,928		―	16,558
Other (2)		―	1,211		―	1,211

Income before income taxes		$2,245	$8,426	$	―	$10,671

Segment assets		$44,177	$596,221	$	―	$640,398

Capital expenditures	$	―	$26,566	$	―	$26,566

____________________

(1)

EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, gain (loss) on sale of assets, equity method income (loss), minority interests and debt extinguishment costs.

(2)	Other expenses include gain (loss) on sale of assets, equity method income (loss), minority interests and debt extinguishment costs.

	For the year ended June 30, 2002

	Health Plans

			Acute Care Services	Eliminations		Consolidated

	(In thousands)

Patient service revenues	$	―	$725,769	$	―	$725,769
Capitation premiums		184,801	―		―	184,801
Inter-segment revenues		―	26,242		(26,242)	―

Total revenues		184,801	752,011		(26,242)	910,570

Salaries and benefits		9,300	375,136		―	384,436
Supplies		169	115,956		―	116,125
Medical claims expense		132,005	―		―	132,005
Provision for doubtful accounts		―	53,253		―	53,253
Other operating expenses - external		4,137	148,594		―	152,731
Operating expenses - inter-segment		26,242	―		(26,242)	―

Total operating expenses		171,853	692,939		(26,242)	838,550

EBITDA (1)		12,948	59,072		―	72,020

Depreciation and amortization		1,548	27,961		―	29,509
Interest, net		1,171	25,515		―	26,686
Other (2)		―	6,171		―	6,171

Income (loss) before income taxes		$10,229	$(575)	$	―	$9,654

Segment assets		$49,165	$802,779	$	―	$851,944

Capital expenditures		$1,690	$33,382	$	―	$35,072

____________________

(1)

EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, gain (loss) on sale of assets, equity method income (loss), minority interests and debt extinguishment costs.

(2)	Other expenses include gain (loss) on sale of assets, equity method income (loss), minority interests and debt extinguishment costs.

14.          Comprehensive Income

                The components of comprehensive income, net of related taxes (in thousands) follows.

	Year ended June 30
	2001	2002

Net income	$10,160	$6,777

Cumulative effect of change in accounting principle - fair value of interest rate collar	(164)	164
Net change in fair value of interest rate collar	(1,590)	1,590
Amortization of transition adjustment	100	(100)

Other comprehensive loss	(1,654)	1,654

Comprehensive income	$8,506	$8,431

                Accumulated other comprehensive loss, net of related taxes, at June 30, 2001 is comprised of the adjusted fair value of the interest rate collar of approximately $1.7 million.

15.          Subsequent Events

                On August 13, 2002, the Company terminated its interest rate swap agreement resulting in a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represents the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million will be recorded as a deferred gain during fiscal 2003 and amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.