Form 10-Q
period 2002-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2002-11-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒   No☐

     There were 203,308 shares of Common Stock outstanding as of November 1, 2002 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	(Unaudited) September 30, 2002

ASSETS	(In thousands except share amounts)

Current assets:
Cash and cash equivalents	$55,408	$77,339
Accounts receivable, net of allowance for uncollectible accounts of approximately $23,173 and $20,140 at June 30, 2002 and September 30, 2002, respectively	169,363	162,294
Supplies	15,481	16,230
Prepaid expenses and other current assets	30,392	21,232

Total current assets	270,644	277,095
Property, plant and equipment, net of accumulated depreciation	454,837	458,378
Goodwill	79,078	79,078
Intangible assets, net of accumulated amortization	38,304	37,204
Other assets	9,081	4,898

Total assets	$851,944	$856,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,676	$56,902
Accrued interest	14,365	4,891
Other accrued expenses and current liabilities	114,940	114,936
Current maturities of long-term debt	3,762	3,484

Total current liabilities	182,743	180,213
Other liabilities	22,461	31,478
Long-term debt, less current maturities	311,018	306,863
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 23,328 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2002 and September 30, 2002, at redemption value	24,106	24,572
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	—	—
Common Stock; $.01 par value, 600,000 shares authorized, 203,308 shares issued and outstanding at June 30, 2002 and September 30, 2002	2	2
Additional paid-in capital	305,369	304,903
Retained earnings	6,245	8,622

Total liabilities and stockholders’ equity	$851,944	$856,653

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2001	2002

	(in thousands)

Patient service revenues	$166,415	$213,382
Premium revenues	40,894	54,481

Total revenues	207,309	267,863

Costs and Expenses:
Salaries and benefits	86,720	114,004
Supplies	24,778	36,648
Medical claims expense	29,653	39,507
Purchased services	15,832	17,061
Provision for doubtful accounts	16,333	13,942
Insurance	2,769	6,271
Other operating expenses	12,923	16,860
Rents and leases	3,119	3,759
Depreciation and amortization	7,152	8,876
Interest, net	5,965	7,214
Debt extinguishment costs	6,655	—
Other	(426)	(307)

Income (loss) before income taxes	(4,164)	4,028
Income tax expense	12	1,651

Net income (loss)	(4,176)	2,377
Preferred stock dividends	(432)	(467)

Net income (loss) attributable to common stockholders	$(4,608)	$1,910

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,

	2001	2002

	(In thousands)
Operating activities:
Net income (loss)	$(4,176)	$2,377
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,152	8,876
Provision for doubtful accounts	16,333	13,942
Amortization of loan costs	374	337
(Gain) loss on sale of assets	—	(186)
Debt extinguishment costs	6,655	—
Changes in operating assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(15,583)	(7,335)
Establishment of accounts receivable of recent acquisitions	(1,522)	—
Supplies	(193)	(655)
Prepaid expenses and other current assets	(700)	9,259
Accounts payable	(4,792)	7,226
Accrued expenses and other current liabilities	6,903	(9,591)
Other liabilities	761	3,702

Net cash provided by operating activities	11,212	27,952

Investing activities:
Acquisitions including working capital settlement payments	(3,769)	(1,563)
Capital expenditures	(4,554)	(10,093)
Proceeds from asset sales	—	424
Other	(289)	703

Net cash used in investing activities	(8,612)	(10,529)

Financing activities:
Proceeds from long-term debt	300,000	—
Payments of long-term debt and capital leases	(150,506)	(952)
Payments of loan costs	(14,641)	—
Proceeds from termination of swap agreement	—	5,460
Exercise of stock options	20	—

Net cash provided by financing activities	134,873	4,508
Net increase in cash and cash equivalents	137,473	21,931
Cash and cash equivalents, beginning of period	12,079	55,408

Cash and cash equivalents, end of period	$149,552	$77,339

Net cash paid for interest	$7,614	$10,345

Net cash paid (received) for income taxes	$275	$(199)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

1.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of September 30, 2002 and for the three months then ended include the accounts of Vanguard Health Systems, Inc. (“Vanguard” or the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

                In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the three months ended September 30, 2002, are not necessarily indicative of the expected results for the year ending June 30, 2003.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes.  Actual results could differ from those estimates.

                As of September 30, 2002, the Company owned ten acute care hospitals with a total of 2,207 beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; and metropolitan Chicago, Illinois markets.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served more than 72,000 members in Arizona as of September 30, 2002; and MacNeal Health Providers which had responsibility, under capitated contracts, for approximately 53,000 member lives in metropolitan Chicago, Illinois as of September 30, 2002.

                Certain prior year amounts have been reclassified to conform to current year presentation.

2.             ADOPTION OF ACCOUNTING PRONOUNCEMENTS

                During the fourth quarter of the fiscal year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  The FASB issued SFAS 145 during April 2002.  SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met.  SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company’s unaudited condensed consolidated financial statements for the three months ended September 30, 2001 have been reclassified to reflect debt extinguishment costs as a component of income before income taxes.  The effects of the reclassification are as follows:

	Prior to Adoption	Subsequent to Adoption

	(in thousands)
For the three months ended September 30, 2001:
Condensed Consolidated Statement of Operations (unaudited)
Income (loss) before income taxes and extraordinary item	$2,491	$(4,164)
Income (loss) before extraordinary item	$2,184	$(4,176)
Extraordinary loss on extinguishment of debt	$(6,360)	$—
Net loss	$(4,176)	$(4,176)

3.             ACQUISITIONS

                Fiscal 2002 Acquisitions

                On June 3, 2002, but effective June 1, 2002, the Company, through a majority-owned acquisition subsidiary, acquired substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”), a 369-bed acute care hospital located in Chicago, Illinois.  The acquisition subsidiary is a joint venture corporation owned 80.1% by the Company and 19.9% by an affiliate of the former owner of Weiss.  The purchase price was $61.5 million, including a working capital settlement payment of $1.6 million, comprised of cash paid of $42.8 million and liabilities assumed of $18.7 million.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  The Company funded the acquisition with a portion of the proceeds remaining from the issuance of $300.0 million of its 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”) on July 30, 2001.  The Weiss acquisition was accounted for using the purchase method of accounting.  The results of operations of Weiss are included in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2002.

                On November 1, 2001, the Company completed the acquisition of the assets of Paradise Valley Hospital (“Paradise Valley”), a 162-bed acute care hospital located in Phoenix, Arizona, for a total purchase price of approximately $59.8 million, comprised of cash of $55.3 million and the assumption of other certain liabilities of $4.5 million.  The excess of the purchase price over net assets acquired was $4.4 million and has been allocated to net intangible assets and goodwill on the accompanying condensed consolidated balance sheets.  The Company funded the acquisition with a portion of its cash proceeds from the issuance of the 9.75% Notes.  The Paradise Valley acquisition was accounted for using the purchase method of accounting.  The results of operations of Paradise Valley are included in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2002.

                The purchase price for the 2002 acquisitions was allocated as follows (in thousands).

	Weiss	Paradise Valley	Total

Fair value of assets acquired:
Cash	$—	$2	$2
Accounts receivable, net	17,630	9,675	27,305
Other current assets	4,105	1,884	5,989
Property, plant and equipment	39,727	43,896	83,623
Goodwill and intangible assets	—	4,376	4,376

	61,462	59,833	121,295
Liabilities assumed	18,687	4,530	23,217

Cash paid	$42,775	$55,303	$98,078

4.             GOODWILL AND INTANGIBLE ASSETS

                Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with these provisions, the Company reclassified its previous allocations of excess purchase price over net assets acquired between goodwill and intangible assets and re-assessed the amortization lives assigned to intangible assets.  The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2002 and September 30, 2002 (in thousands).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2002	September 30, 2002	June 30, 2002	September 30, 2002
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$15,000	$15,000	$1,186	$1,523
Contracts	7,910	7,910	1,302	1,570
Customer lists	2,250	2,250	1,480	1,810
Other	3,549	3,549	954	1,119

Subtotal	28,709	28,709	4,922	6,022

Indefinite-lived intangible assets:
License and accreditation	8,013	8,013	—	—
Other	6,504	6,504	—	—

Subtotal	14,517	14,517	—	—

Total	$43,226	$43,226	$4,922	$6,022

                The Company estimates amortization expense for these intangible assets, excluding deferred loan costs that are amortized to interest expense, to approximate $2.4 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million for the fiscal years ending June 30, 2003, 2004, 2005, 2006 and 2007, respectively.

5.             FINANCING ARRANGEMENTS

                On July 30, 2001, the Company received gross proceeds of $300.0 million through the issuance of the 9.75% Notes which mature in August 2011.  Interest on the 9.75% Notes is payable semi-annually on February 1 and August 1.  The Company may redeem the 9.75% Notes, in whole or in part, at any time from August 1, 2006 to July 31, 2009 at redemption prices ranging from 104.875% to 101.625%, plus accrued and unpaid interest.  The Company may redeem the 9.75% Notes on or after August 1, 2009 at a 100% redemption price plus accrued and unpaid interest.  Additionally, at any time prior to August 1, 2004, the Company may redeem up to 35% of the principal amount of the 9.75% Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price of 109.75% plus accrued and unpaid interest to the redemption date; provided that at least 65% of the aggregate principal amount of the 9.75% Notes originally issued on July 30, 2001 remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of each such sale of capital stock.

                Payment of the principal and interest of the 9.75% Notes is subordinate to amounts owed for existing and future senior indebtedness of the Company and is guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of the Company’s subsidiaries.  The Company is subject to certain restrictive covenants under the Indenture governing the 9.75% Notes.  The Company used a portion of the proceeds from the offering to repay all amounts outstanding under its then existing credit facility (the “2000 credit facility”) of approximately $147.0 million.

                Concurrent with the issuance of the 9.75% Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders with Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provides for up to $125.0 million of outstanding loans and letters of credit on a revolving basis and contemplates, but the lenders have not committed to, additional term loans of up to $250.0 million.  The Company would be required to obtain commitments from its existing or new lenders to obtain the term loans.  As of September 30, 2002, the only amounts drawn against the 2001 credit facility are letters of credit totaling approximately $9.0 million.  The applicable interest rate under the revolving credit facility is based upon either: 1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters.  The Company is subject to certain restrictive and financial covenants under the 2001 credit facility.  The Company is in compliance with such covenants as of September 30, 2002.  Obligations under the 2001 credit facility are guaranteed by most of the Company’s wholly owned domestic subsidiaries and are secured by liens on substantially all of the assets of the Company and its subsidiaries and the stock of the Company’s subsidiaries.

                The Company incurred offering costs and loan costs of approximately $11.5 million and $3.5 million for the 9.75% Notes and the 2001 credit facility, respectively.  The Company capitalized the costs associated with the 2001 credit facility and the offering of the 9.75% Notes and is amortizing such costs to interest expense over the 5-year life of the 2001 credit facility and the 10-year life of the 9.75% Notes.

                On May 3, 2000, the Company entered into a three-year interest rate collar having a notional principal amount of $67.0 million with a large financial institution as a result of a provision of the 2000 credit facility requiring the Company to maintain a form of interest rate protection.  The Company adopted the provisions of SFAS 133 effective July 1, 2000 for the collar agreement.  The instrument qualified as a cash flow hedge under SFAS 133 and initially expired on May 3, 2003.  The collar agreement included a 90-day settlement period at which time the Company made payments to the hedging financial institution for instances in which 90-day LIBOR dropped below the designated rate floor of 6.865% or received payments from the hedging financial institution for instances in which the 90-day LIBOR exceeded the designated rate ceiling of 8.0%.  The Company terminated the collar in July 2001 concurrently with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility resulting in the recognition of debt extinguishment costs – (see Note 7).

                On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement matures upon the maturity or redemption of the 9.75% Notes but may be terminated by either party at any time.  The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualified as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  On August 13, 2002, the Company terminated the swap agreement resulting in a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million portion of the payment was recorded as a deferred gain and is included in other liabilities on the accompanying condensed consolidated balance sheet as of September 30, 2002.  The deferred gain will be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.

6.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which supersedes the provisions of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS 146 requires companies to establish liabilities for costs to exit an activity when the costs are incurred as opposed to the date when the companies commit to the exit plan.  Exit costs covered by SFAS 146 include, but are not limited to, certain employee severance and relocation costs, lease termination costs and other costs related to restructuring or discontinuing operations.  SFAS 146 is effective for exit activities initiated after December 31, 2002.  The Company does not expect SFAS 146 to have a significant impact on its future results of operations or cash flows.

                In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS 121.  SFAS 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale.  The Company adopted the provisions of SFAS 144 on July 1, 2002, and determined that no indicators of impairment currently exist under the guidelines set forth by SFAS 144.

7.             DEBT EXTINGUISHMENT COSTS

                Concurrent with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility, the Company expensed the remaining deferred loan costs associated with the 2000 credit facility of approximately $3.2 million and incurred penalties for the early termination of certain capital leases of $0.2 million, resulting in the recognition of debt extinguishment costs for the three months ended September 30, 2001.  Additionally, the Company paid approximately $3.7 million in July 2001 representing accrued interest on the interest rate collar and a settlement fee to terminate the collar agreement, which was required under the 2000 credit facility.  The termination fee of $3.2 million represented the fair market value of the collar agreement as of the termination date and was recorded as debt extinguishment costs for the three months ended September 30, 2001.

8.             SEGMENT INFORMATION

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

                The following table provides condensed financial information by business segment for the three months ended September 30, 2001 and 2002, respectively (in thousands).

	Three months ended September 30, 2001							Three months ended September 30, 2002

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$166,415	$	―	$166,415	$	―	$213,382	$	―	$213,382
Capitation premiums		40,894	―		―	40,894		54,481	―		―	54,481
Inter-segment revenues		―	6,190		(6,190)	―		―	6,872		(6,872)	―

Total revenues		40,894	172,605		(6,190)	207,309		54,481	220,254		(6,872)	267,863

Operating expenses - external		33,254	158,710		―	191,964		44,006	203,802		―	247,808
Operating expenses - inter-segment		6,190	―		(6,190)	―		6,872	―		(6,872)	―

Total operating expenses		39,444	158,710		(6,190)	191,964		50,878	203,802		(6,872)	247,808

EBITDA(1)		1,450	13,895		―	15,345		3,603	16,452		―	20,055

Depreciation and amortization		427	6,725		―	7,152		382	8,494		―	8,876
Interest		(10)	5,975		―	5,965		(390)	7,604		―	7,214
Other (2)		―	6,392		―	6,392		―	(63)		―	(63)

Income (loss) before income taxes		$1,033	$(5,197)	$	―	$(4,164)		$3,611	$417	$	―	$4,028

Segment assets		$42,463	$748,405			$790,868		$53,986	$802,667			$856,653

____________________
(1) EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and debt extinguishment costs.  EBITDA is not intended as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Management and others within the health care industry use EBITDA as an analytical indicator and a general measure of leverage capacity and debt service ability.  Due to varying methods of calculation, EBITDA as presented may not be comparable to similarly titled measures of other companies.

(2) Other expenses include debt extinguishment costs, minority interests, gain or loss on sale of assets and equity method income or loss.

9.             CONTINGENCIES

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

Litigation

                The Company is presently, and from time to time, subject to various claims and lawsuits arising in the ordinary course of business.

Net Revenue

                Final determinations of amounts earned under the Medicare and Medi-Cal (California Medicaid) programs often occur in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medi-Cal programs.  Since implementation of the outpatient prospective payment system in August 2000, the due dates of all Medicare cost reports have been extended due to delays in receiving necessary reports from Medicare fiscal intermediaries.  The Company currently has three unfiled Medicare cost reports relating to Medicare fiscal year-end 2001 and nine unfiled Medicare cost reports relating to Medicare fiscal year-end 2002.  The Company anticipates filing three of these outstanding Medicare cost reports during calendar year 2002 and the other ten outstanding Medicare cost reports during calendar year 2003, which could result in significant changes to our third party settlement estimates.  Net adjustments to third party settlements resulted in an increase to pre-tax net income of $1.5 million for the three month periods ended September 30, 2002 and had no material effect on pre-tax net income for the three months ended September 30, 2001.

Governmental Regulation

                Laws and regulations governing the Medicare and Medicaid and other federal health care programs are complex and subject to interpretation.  The Company’s management believes that the Company is in compliance with all applicable laws and regulations in all material respects and is not aware of any material pending or threatened investigation involving allegations of potential wrongdoing.  While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs.

Acquisitions

                The Company has acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions and attempts to structure its acquisitions as asset acquisitions in which the Company does not assume liability for seller wrongful actions, there can be no assurance that the Company will not become liable for past activities that may later be asserted to be improper by private plaintiffs or government agencies.  Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Professional and General Liability Risks

                As is typical in the health care industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  Through May 31, 2002, the Company maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to pricing pressures and the limited availability of carriers willing to underwrite professional and general liability coverage, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The Company intends to complete a transfer of the loss portfolio of its self-insured retention of reported incidents prior to June 1, 2002, to the captive subsidiary later in fiscal 2003.  The captive subsidiary intends to fund claims costs from proceeds of premium payments received from the Company.

10.          COMPREHENSIVE INCOME

                The components of comprehensive income, net of related taxes, follows (in thousands).

	Three months ended September 30,
	2001	2002

Net income (loss)	$(4,176)	$2,377

Cumulative effect of change in accounting principle - fair value of interest rate collar	164	―
Net change in fair value of interest rate collar	1,590	―
Amortization of transition adjustment	(100)	―

Other comprehensive loss	1,654	―

Comprehensive income	$(2,522)	$2,377

                Upon the termination of the interest rate collar agreement in July 2001, the Company reclassified its previously recorded accumulated other comprehensive loss to debt extinguishment costs.

11.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the 9.75% Notes and the 2001 Credit Facility on an unconditional basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed the 9.75% Notes in conformity with the provisions of the indenture governing the 9.75% Notes and have not guaranteed the 2001 Credit Facility.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2002 and September 30, 2002 and for the three-month periods ended September 30, 2001 and 2002, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2002

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$55,040	$368	$	―	$55,408
Accounts receivable, net		―	168,429	934		―	169,363
Supplies		―	15,313	168		―	15,481
Prepaid expenses and other current assets		2,785	27,349	258		―	30,392

Total current assets		2,785	266,131	1,728		―	270,644

Property, plant and equipment, net		―	450,137	4,700		―	454,837
Goodwill		―	78,819	―		―	79,078
Intangible assets, net		―	38,304	259		―	38,304
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	9,058	23		―	9,081

Total assets		$326,640	$842,449	$6,710		$(323,855)	$851,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	49,460	$216		―	$49,676
Accrued expenses and other current liabilities		5	128,819	481		―	129,305
Current maturities of long-term debt		―	3,599	163		―	3,762

Total current liabilities		5	181,878	860		―	182,743

Other liabilities		5,136	17,325	―		―	22,461
Long-term debt, less current maturities		―	308,335	2,683		―	311,018
Intercompany		(14,223)	15,482	(1,259)		―	―
Payable-In-Kind Preferred Stock		24,106	―	―		―	24,106
Stockholders’ equity		311,616	319,429	4,426		(323,855)	311,616

Total liabilities and stockholders’ equity		$326,640	$842,449	$6,710		$(323,855)	$851,944

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$72,886	$4,453	$	―	$77,339
Accounts receivable, net		―	161,247	1,047		―	162,294
Supplies		―	16,074	156		―	16,230
Prepaid expenses and other current assets		719	20,251	1,292		(1,030)	21,232

Total current assets		719	270,458	6,948		(1,030)	277,095

Property, plant and equipment, net		―	452,095	6,283		―	458,378
Goodwill		―	78,819	259		―	79,078
Intangible assets, net		―	37,204	―		―	37,204
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	4,876	14,891		(14,869)	4,898

Total assets		$324,574	$843,452	$28,381		$(339,754)	$856,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$56,772	$130	$	―	$56,902
Accrued expenses and other current liabilities		4	119,977	1,726		(1,880)	119,827
Current maturities of long-term debt		―	3,317	167		―	3,484

Total current liabilities		4	180,066	2,023		(1,880)	180,213

Other liabilities		4,835	21,692	14,850		(9,899)	31,478
Long-term debt, less current maturities		―	304,223	2,640		―	306,863
Intercompany		(18,364)	19,570	(1,206)		―	―
Payable-In-Kind Preferred Stock		24,572	―	―		―	24,572
Stockholders’ equity		313,527	317,901	10,074		(327,975)	313,527

Total liabilities and stockholders’ equity		$324,574	$843,452	$28,381		$(339,754)	$856,653

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)

Patient service revenues	$	―	$164,310	$2,105	$	―	$166,415
Premium revenues		―	40,894	―		―	40,894

Total revenues		―	205,204	2,105		―	207,309

Salaries and benefits		―	86,232	488		―	86,720
Medical claims expense		―	29,653	―		―	29,653
Supplies		―	24,419	359		―	24,778
Purchased services		―	15,752	80		―	15,832
Insurance		―	2,746	23		―	2,769
Other operating expenses		2	12,751	170		―	12,923
Provision for doubtful accounts		―	16,324	9		―	16,333
Rents and leases		―	2,986	133		―	3,119
Depreciation and amortization		―	7,031	121		―	7,152
Interest, net		(1)	5,948	18		―	5,965
Management fees		―	(46)	46		―	―
Debt extinguishment costs		―	6,655	―			6,655
Other		―	(426)	―		―	(426)

		1	210,025	1,447		―	211,473

Net income (loss) before income taxes		(1)	(4,821)	658		―	(4,164)
Income tax expense		―	12	―		―	12
Equity in earnings of subsidiaries		(4,175)	―	―		4,175	―

Net income (loss)		$(4,176)	$(4,833)	$658		$4,175	$(4,176)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(In thousands)

Patient service revenues	$	―	$211,484	$1,898	$	―	$213,382
Premium revenues		―	54,481	3,748		(3,748)	54,481

Total revenues		―	265,965	5,646		(3,748)	267,863

Salaries and benefits		―	113,488	516		―	114,004
Supplies		―	36,289	359		―	36,648
Medical claims expense		―	39,507	―		―	39,507
Purchased services		―	16,994	67		―	17,061
Provision for doubtful accounts		―	13,902	40		―	13,942
Insurance		―	6,229	3,790		(3,748)	6,271
Other operating expenses		―	16,652	208		―	16,860
Rents and leases		―	3,626	133		―	3,759
Depreciation and amortization		―	8,783	93		―	8,876
Interest, net		―	7,493	(279)		―	7,214
Management fees		―	(41)	41		―	―
Other		―	(307)	―		―	(307)

		―	262,615	4,968		(3,748)	263,835

Net income before income taxes		―	3,350	678		―	4,028
Income tax expense		1,602	49	―		―	1,651
Equity in earnings of subsidiaries		3,979	―	―		(3,979)	―

Net income		$2,377	$3,301	$678		$(3,979)	$2,377

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Operating activities:
Net income (loss)		$(4,176)	$(4,833)	$658		$4,175	$(4,176)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		―	7,031	121		―	7,152
Provision for doubtful accounts		―	16,324	9		―	16,333
Amortization of loan costs		―	374	―		―	374
Debt extinguishment costs		―	6,655	―		―	6,655
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		4,175	―	―		(4,175)	―
Accounts receivable		―	(15,600)	17		―	(15,583)
Establishment of accounts receivable of recent acquisitions		―	(1,522)	―		―	(1,522)
Supplies		―	(209)	16		―	(193)
Prepaid expenses and other current assets		―	(665)	(35)		―	(700)
Accounts payable		―	(4,582)	(210)		―	(4,792)
Accrued expenses and other current liabilities		(273)	7,230	(54)		―	6,903
Other liabilities		―	761	―		―	761

Net cash (used in) provided by operating activities		(274)	10,964	522		―	11,212
Investing activities:
Acquisitions, including working capital settlement payments		―	(3,769)	―		―	(3,769)
Capital expenditures		―	(4,554)	―		―	(4,554)
Other		―	(283)	(6)		―	(289)

Net cash used in investing activities		―	(8,606)	(6)		―	(8,612)
Financing activities:
Proceeds from long-term debt		―	300,000	―		―	300,000
Payments of long-term debt and capital leases		―	(150,506)	―		―	(150,506)
Payments of loan costs		―	(14,641)	―		―	(14,641)
Cash provided by (used in) intercompany activity		254	397	(651)		―	―
Exercise of stock options		20	―	―		―	20

Net cash provided by (used in) financing activities		274	135,250	(651)		―	134,873
Net increase (decrease) in cash and cash equivalents		―	137,608	(135)		―	137,473
Cash and cash equivalents, beginning of period		―	11,734	345		―	12,079

Cash and cash equivalents, end of period	$	―	$149,342	$210	$	―	$149,552

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(In thousands)

Operating activities:
Net income		$2,377	$3,301	$678		$(3,979)	$2,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		―	8,783	93		―	8,876
Provision for doubtful accounts		―	13,902	40		―	13,942
Amortization of loan costs		―	337	―		―	337
Gain (loss) on sale of assts		―	(186)	―		―	(186)
Debt extinguishment costs		―	―	―		―	―
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		(3,979)	―	―		3,979	―
Accounts receivable		―	(7,182)	(153)		―	(7,335)
Establishment of accounts receivable of recent acquisitions		―	―	―		―	―
Supplies		―	(667)	12		―	(655)
Prepaid expenses and other current assets		1,920	23,241	(15,902)		―	9,259
Accounts payable		―	7,312	(86)		―	7,226
Accrued expenses and other current liabilities		180	(25,866)	16,095		―	(9,591)
Other liabilities		(302)	4,004	―		―	3,702

Net cash provided by operating activities		196	26,979	777		―	27,952
Investing activities:
Acquisitions, including working capital settlement payments		―	(1,563)	―		―	(1,563)
Capital expenditures		―	(10,016)	(77)		―	(10,093)
Proceeds from asset sales		―	424	―		―	424
Other		―	703	―		―	703

Net cash used in investing activities		―	(10,452)	(77)		―	(10,529)
Financing activities:
Proceeds from long-term debt		―	―	―		―	―
Payments of long-term debt and capital leases		―	(913)	(39)		―	(952)
Payments of loan costs		―	―	―		―	―
Proceeds from termination of swap agreement		―	5,460	―		―	5,460
Cash provided by (used in) intercompany activity		(196)	(3,228)	3,424		―	―
Exercise of stock options		―	―	―		―	―

Net cash provided by (used in) financing activities		(196)	1,319	3,385		―	4,508
Net increase in cash and cash equivalents		―	17,846	4,085		―	21,931
Cash and cash equivalents, beginning of period		―	55,040	368		―	55,408

Cash and cash equivalents, end of period	$	―	$72,886	$4,453	$	―	$77,339

12.          SUBSEQUENT EVENTS

                On October 8, 2002, the Company entered into a definitive agreement to acquire five hospitals aggregating 1,543 licensed beds and related health care businesses in San Antonio, Texas and surrounding areas of south Texas from Baptist Health System.  The purchase price will be $295.0 million, payable $247.0 million in cash and $48.0 million in the convertible subordinated debt, convertible preferred stock and common stock securities of the Company or its subsidiaries.  In addition, the Company will assume certain of the seller’s current liabilities as of the closing date relating to the assets purchased.  The Company intends to fund the purchase price with proceeds from new term loans under an expanded credit facility, proceeds from private sales of its common stock to existing shareholders and available cash.  Bank of America, N.A. has agreed to underwrite and arrange the new term loan facility, subject to customary conditions.  The Company expects to close the transaction on or about December 31, 2002.

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

                •  Operating and financial restrictions in our debt agreements

                •  Our ability to successfully implement our business strategies

                •  Our ability to successfully integrate any future acquisitions

                •  The highly competitive nature of the health care industry

                •  Possible changes in the Medicare and Medicaid programs that may limit reimbursement to health care providers and insurers

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

                •  The availability of capital to fund our corporate growth strategy

                •  Potential lawsuits or other claims asserted against us

                •  Our ability to maintain or increase patient membership and control costs of our managed health care plans

                •  Changes in general economic conditions

                Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Risk Factors” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included herein, you should not regard the inclusion of such information as a representation by the Company that its objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on the Company’s results of operations and financial condition.

Overview

                As of September 30, 2002, we owned and operated ten hospitals with a total of 2,207 licensed beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and metropolitan Los Angeles/Orange County, California markets.  We also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served more than 72,000 members in Arizona as of September 30, 2002; and MacNeal Health Providers which had responsibility, under capitated contracts, for approximately 53,000 member lives in metropolitan Chicago, Illinois as of September 30, 2002.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital Medical Center, on June 1, 1998.

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

                On November 1, 2001, we acquired the assets of Paradise Valley Hospital in Phoenix, Arizona (“Paradise Valley”) for approximately $59.8 million comprised of cash of $55.3 million and assumed liabilities of $4.5 million.  We financed the acquisition with a portion of our cash proceeds from the July 30, 2001 issuance of our 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”).  The operations of Paradise Valley are included in the condensed consolidated statement of operations for the three months ended September 30, 2002.

                On June 3, 2002, but effective June 1, 2002, we acquired, through a majority-owned acquisition subsidiary, substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”) in Chicago, Illinois, for a purchase price of $61.5 million, including a working capital settlement payment of $1.6 million.  The purchase price was comprised of cash of $42.8 million and assumed liabilities of $18.7 million.  The Company owns 80.1% of the acquiring joint venture corporation with an affiliate of the seller maintaining a 19.9% ownership interest.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  We financed the acquisition with a portion of the proceeds from the issuance of the 9.75% Notes.  The operations of Weiss are included in the condensed consolidated statement of operations for the three months ended September 30, 2002.

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

•

Providing continuous training and education to our hospital management teams to identify areas in which operating efficiencies can realistically be achieved.  We believe that the key to providing the most effective and efficient health care services as well as administrative functions lies in both effective recruiting and retention programs and continual training and education support.  Our relationships with the University of Chicago at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate one of our many commitments to professional development for both health care professionals and administrative staff.

•

Identifying geographic markets that provide a strategic fit with the Company’s goals and objectives.  We expect to continue pursuing acquisition activities in markets where we can obtain significant market share and capture additional volume of the aging U.S. population.  According to the U.S. Census Bureau there are approximately 35 million Americans aged 65 or older in the United States today, comprising approximately 13% of the total U.S. population.  By the year 2030 the number of these elderly persons is expected to climb to 69 million, or 20% of the total population.  We believe our initiatives will position us to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets provides opportunities to expand services to those communities, provides flexibility in negotiations with managed care and other third party payers and strengthens our base for recruitment of health care professionals.

                Although we expect the initiatives above to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures.  For the three months ended September 30, 2002, discharges attributable to managed care, Medicare and Medicaid were 56%, 26% and 14% of total discharges respectively.  For the three months ended September 30, 2002, managed care, Medicare and Medicaid payers accounted for 57%, 27% and 9% of gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the three months ended September 30, 2002, 67% of total surgeries performed were outpatient surgeries.  Outpatient revenues as a percentage of total gross revenues for the three months ended September 30, 2001 and 2002 were 37% and 36%, respectively.  This outpatient utilization trend is offset somewhat by the aging of the baby boomer population, which supports increased inpatient days and surgeries.  Typically, the payments we receive for outpatient procedures are less than those for the same procedure in an inpatient setting.

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

General Trends

                Upon renewal of our insurance policies, we experienced a significant increase in premiums paid to insurance carriers, especially for professional and general liability coverage.  Prior to June 1, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Effective June 1, 2002, we established a captive insurance subsidiary to insure our professional and general liability risks for individual claims up to $10.0 million, which resulted in a significant increase in accrual for claims incurred prior to June 1, 2002, but not reported until after June 1, 2002.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  We currently have no information that would lead us to believe that this trend is only temporary in nature, and thus there is no assurance that these insurance costs will not have a material adverse effect on our future operating results.

                In February 2002, the Pennsylvania Insurance Commissioner placed PHICO Insurance Company into liquidiation.  PHICO provided our professional and general liability coverage during the period June 1, 1999 to May 31, 2000.  We are aware of multiple claims for which PHICO is responsible under this policy.  Our costs for these claims may be subject to partial reimbursement from state insurance guaranty funds and/or PHICO’s estate.  While we are unable to predict the outcome of these claims, management believes that the professional and general liability reserve is adequate to cover such claims should PHICO not be able to pay all or a portion of the claims.

                During the year ended June 30, 2002, we renegotiated many of our contracts with managed care payers to improve reimbursement rates and improve operating results and cash flows.  Managed care payers are subject to pricing pressures, which often complicates our renegotiation efforts.  When renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be negatively impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

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

Results of Operations

                The following tables present a summary of our operating results for the three-month periods ended September 30, 2001 and 2002.

	(Unaudited) Three months ended September 30,

	2001		2002
	Amount	%	Amount	%

	(In millions)
Revenues	$207.3	100.0%	$267.9	100.0%

Salaries and benefits	86.7	41.8%	114.0	42.6%
Supplies	24.8	12.0%	36.6	13.7%
Medical claims expense	29.7	14.3%	39.5	14.7%
Insurance	2.8	1.4%	6.3	2.3%
Other operating expenses	31.7	15.3%	37.5	14.0%
Provision for doubtful accounts	16.3	7.8%	13.9	5.2%

EBITDA (1)	15.3	7.4%	20.1	7.5%
Depreciation and amortization	7.2	3.5%	8.9	3.3%
Interest, net	6.0	2.9%	7.2	2.7%
Debt extinguishment costs	6.6	3.2%	―	0.0%
Minority interests and other non-operating expenses	(0.3)	(0.2)%	―	0.0%

Income (loss) before income taxes	(4.2)	(2.0)%	4.0	1.5%
Provision for income taxes	0.0	0.0%	1.6	0.6%

Net income (loss)	$(4.2)	(2.0)%	$2.4	0.9%

____________________
(1) EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and debt extinguishment costs.  While you should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States, management understands that EBITDA is a commonly used analytical indicator within the health care industry and also serves as a measure of leverage capacity and debt service ability.  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Three months ended September 30,
	2001	2002

Number of hospitals at the end of period	8	10
Licensed beds	1,676	2,207
Discharges (a)	17,352	21,577
Adjusted discharges - hospitals (b)	25,659	32,171
Average length of stay (c)	3.95	4.01
Patient days (d)	68,514	86,493
Adjusted patient days - hospitals (e)	102,297	129,694

Same hospital indicators:
Revenues (in millions) (f)	$207.3	$222.9
Discharges (g)	17,352	17,384
Patient days (h)	68,514	68,771
Adjusted discharges - hospitals (i)	25,659	25,598
Adjusted patient days - hospitals (j)	102,297	102,276

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

(c)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(d)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(e)

Adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.  This computation is an indicator of combined inpatient and outpatient volume.

(f)	Same hospital revenues represent revenues from facilities that were owned for the entire quarters ended September 30, 2001 and 2002.

(g)	Same hospital discharges represent discharges for hospitals owned for the entire quarters ended September 30, 2001 and 2002.

(h)	Same hospital patient days represent patient days for hospitals owned for the entire quarters ended September 30, 2001 and 2002.

(i)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient patient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire quarters ended September 30, 2001 and 2002.

(j)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire quarters ended September 30, 2001 and 2002.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

                Revenues.  Revenues increased $60.6 million or 29.2% during the three months ended September 30, 2002, compared to the prior year period.  Acquisitions during fiscal 2002 accounted for $45.0 million of the increase.  On a same hospital basis, patient days increased by 0.4% during the three months ended September 30, 2002, compared to the prior year period, while adjusted patient days - hospitals (calculation includes a factor for outpatient volume) remained consistent between the two periods.  While same hospital volume increased slightly, revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 6.1% on a same hospital basis during the three months ended September 30, 2002.  During the past several months, we successfully renegotiated payment rates with certain managed care providers in certain markets.  These efforts combined with improved Medicare reimbursement rates resulted in increased revenues per adjusted discharge during the three months ended September 30, 2002.  However, we experienced volume declines with certain payers as a result of these negotiation efforts.  We expect net revenues on a same hospital basis to improve as our renegotiation efforts continue and the impact of previously negotiated contracts is realized.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  We are currently in the process of expanding services at many of our hospitals including cardiac cath labs, emergency rooms, obstetrics units, MRI technology and open heart surgery units.  We were successful in recruiting new physicians to our hospitals during fiscal 2002 and have continued this important trend during the three months ended September 30, 2002.  We expect our physician recruiting and retention strategies, capital improvement plans and commitment to patient satisfaction to position our facilities to improve operating results and meet the health care needs of the markets we serve.

                Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 20.3% of our total revenues for the three months ended September 30, 2002, and increased $13.6 million or 33.3% from the prior year period due to a significant increase in the number of enrollees in the Phoenix Health Plan, primarily stemming from the passage of Proposition 204 that expanded eligibility for Arizona’s state Medicaid program.

                Salaries and benefits.  Salaries and benefits increased $27.3 million or 31.5% during the three months ended September 30, 2002, compared to the prior year period.  Of this increase, $22.0 million related to the fiscal 2002 acquisitions.  Salaries and benefits expense as a percentage of revenues increased from 41.8% for the three months ended September 30, 2001 to 42.6% for the three months ended September 30, 2002.  This increase is due primarily to increased nursing compensation, including increased utilization of contract nursing services, as a result of the nationwide nursing shortage as previously discussed.  The increased health plan premium revenues, without a corresponding increase to health plan salaries and benefits, offset a portion of the increase in salaries and benefits as a percentage of revenues.

                Medical claims expense.  Medical claims expense increased $9.8 million or 33.0% during the three months ended September 30, 2002, compared to the prior year period.  The increase is due to the significant increase in enrollees in the Phoenix Health Plan between the periods.  Medical claims expense as a percentage of revenues increased minimally for the three months ended September 30, 2002, compared to the prior year period.  Medical claims expense represents the amounts paid by the Plan for health care services provided to its members including an estimate of incurred but not reported claims.  Revenues and expenses between Phoenix Health Plan and our wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies.  Supplies increased $11.8 million or 47.6% during the three months ended September 30, 2002, compared to the prior year period.  Acquisitions during fiscal 2002 accounted for approximately $8.0 million of the increase.  Supplies expense as a percentage of revenues increased to 13.7% for the three months ended September 30, 2002, compared to 12.0% for the prior year period.  Same hospital surgeries decreased by 3.0% during the three months ended September 30, 2002, compared to the prior year period.  However, during the three months ended September 30, 2002, we performed surgeries with higher acuity (such as orthopedic and prosthetic procedures), which require a greater quantity of supplies and more costly supplies.  Also, increased prices in general supplies contributed to this increase.

                Insurance.  Insurance increased $3.5 million or 125.0% during the three months ended September 30, 2002, compared to the prior year period.  Fiscal 2002 acquisitions accounted for $1.3 million of this increase.  Insurance on a same hospital basis increased $2.2 million for the three months ended September 30, 2002, primarily due to changes in our professional and general liability coverage effective June 1, 2002.  On June 1, 2002, we established a wholly owned captive subsidiary to insure our general and professional liability risks at a $10.0 million retention level as compared to the $1.0 million self-insured retention level under our previous insurance policy.  We restructured our coverage due to substantial proposed premiums increases and the limited availability of carriers willing to underwrite professional and general liability insurance.  We also experienced an increase in premiums for our excess professional and general liability coverage and property coverage.

                Other operating expenses.  Other operating expenses increased $5.8 million or 18.3% during the three months ended September 30, 2002, compared to the prior year period.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, utilities and non-income taxes.  The fiscal 2002 acquisitions represented an increase of $6.2 million.  On a same hospital basis, other operating expenses decreased $0.4 million during the three months ended September 30, 2002, compared to the prior year period.

                Provision for doubtful accounts.  The provision for doubtful accounts decreased $2.4 million or 14.7% during the three months ended September 30, 2002, compared to the prior year period.   The provision for doubtful accounts related to the fiscal 2002 acquisitions was approximately $3.1 million.  On a same hospital basis, the provision for doubtful accounts decreased to $10.8 million for the three months ended September 30, 2002, compared to $16.3 million for the prior year period.  The significant decrease is primarily due to improved business office processes designed to expedite cash collections and reduce bad debts and greater than expected recoveries of accounts previously considered uncollectible.  We also experienced delays in billing and collections in the prior year related to information systems conversions.

                EBITDA.  EBITDA increased $4.8 million or 31.4% during the three months ended September 30, 2002, compared to the prior year period.  EBITDA related to the fiscal 2002 acquisitions was $4.3 million, while same hospital EBITDA improved by $0.5 million for the three months ended September 30, 2002, compared to the prior year period.  Same hospital EBITDA for each geographic market increased during the three months ended September 30, 2002, with the exception of the Los Angeles/Orange County market.  EBITDA for this market decreased by $0.5 million during the three months ended September 30, 2002, primarily due to certain payer contracts with unfavorable terms, increased salaries and benefits costs as a result of the nursing shortage in the market and intense competition from other hospitals in the market.  EBITDA for one of our hospitals in the market was negatively impacted by high utilization under global capitation plans, including out-of-network services.  We have terminated all but one of these capitation contracts effective December 31, 2002.  As previously discussed, we are developing market-driven comprehensive recruiting and retention programs to address the nursing shortage.

                Depreciation and amortization.  Depreciation and amortization increased $1.7 million or 23.6% during the three months ended September 30, 2002, compared to the prior year period.  Substantially all of the increase relates to the depreciation and amortization expense for the property, plant and equipment and intangible assets acquired during 2002.  Since our adoption of the provisions of SFAS 141 and 142 effective July 1, 2002, there have been no changes in our depreciation or amortization policies.

                Interest.  Net interest increased $1.2 million or 20.0% during the three months ended September 30, 2002, compared to the prior year period.  The increase in net interest expense relates to the issuance of the 9.75% Notes offset by the repayment of the amounts outstanding under the 2000 credit facility and other outstanding term loans of approximately $147.0 million.  In addition, the Company incurred deferred loan costs of approximately $11.5 million related to the issuance of the 9.75% Notes and $3.5 million for the establishment of the 2001 credit facility.  The deferred loan costs are being amortized over the respective lives of the 9.75% Notes and the 2001 credit facility.

                Minority interests and other non-operating expenses.  Minority interests represent the third party portion of earnings of certain non-wholly owned affiliates of the Company included in the Company’s condensed consolidated statements of operations.  Other non-operating expenses include equity method income or losses and gains or losses on sales of assets.

                Income taxes.  The provision for income taxes was $1.6 million for the quarter ended September 30, 2002, compared to $12,000 for the prior year period.  The provision reflects an effective tax rate of approximately 41% for the quarter ended September 30, 2002.

                Net income.  Net income increased by $6.6 million to $2.4 million for the quarter ended September 30, 2002, compared to a loss of $4.2 million for the prior year period.  The primary reason for this increase is that the prior year period included $6.6 million of debt extinguishment costs.  The EBITDA increase during the quarter ended September 30, 2002, was offset by increases in depreciation and amortization, net interest and income taxes.

Liquidity and Capital Resources

                At September 30, 2002, we had working capital of $96.9 million, including cash and cash equivalents of $77.3 million.  Working capital at June 30, 2002 was $87.9 million.  Cash provided by operating activities increased from $11.2 million for the three months ended September 30, 2001 to $28.0 million for the three months ended September 30, 2002.  The Company was able to generate cash flows from operations through improved earnings before interest, taxes, depreciation and amortization, improved collections on accounts receivable and as a result of the timing of payments of prepaid items, accounts payable and other liabilities.

                Cash used in investing activities increased from $8.6 million for the three months ended September 30, 2001 to $10.5 million for the three months ended September 30, 2002.  We increased capital expenditures from $4.6 million for the three months ended September 30, 2001 to $10.1 million for the three months ended September 30, 2002.  The funding of our capital expenditures is in part subject to the timing of capital expenditures at Maryvale Hospital Medical Center, Arrowhead Community Hospital and Phoenix Baptist Hospital required as part of the respective purchase agreements for these facilities.  As of September 30, 2002, the Company has funded approximately $32.7 million of its $65.0 million commitment for these hospitals, and the Company expects to fulfill these commitments within the next five years.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Cash provided by financing activities decreased from $134.9 million for the three months ended September 30, 2001 to $4.5 million for the three months ended September 30, 2002.  The decrease was primarily attributable to significant proceeds received during 2001 related to the issuance of the 9.75% Notes offset by the repayment of (1) the 2000 credit facility, (2) early buyouts of certain capital leases and (3) payments of deferred loan costs incurred as part of the issuance of the 9.75% Notes and the execution of the binding documents in respect of the 2001 credit facility.

                As of September 30, 2002, we had 23,328 shares of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  We originally issued 20,000 shares of PIK Preferred Stock on February 1, 2000 in connection with the acquisition of MacNeal Hospital.  We currently intend to issue and record paid in kind dividends annually at 8% of the liquidation value of the PIK Preferred Stock until January 31, 2008 and to pay cash dividends thereafter until the January 31, 2015 maturity date.  The PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.

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

                We are subject to certain restrictive and financial covenants under the 2001 credit facility including an EBITDA to debt ratio and interest coverage ratio.  Should our results of operations or cash flows decline and result in violation of one or more of these covenants, amounts outstanding under the 2001 credit facility could become immediately payable and additional borrowings could be restricted.  As of September 30, 2002, the only amounts drawn against the 2001 credit facility are letters of credit totaling approximately $9.0 million.  However, restrictions on additional borrowings under the 2001 credit facility could significantly impact our acquisition growth objectives.  We are in compliance with all such covenants as of September 30, 2002.

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of September 30, 2002.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$29.3	$58.5	$58.5	$417.0	$563.3
Capital lease obligations	4.0	4.7	0.8	―	9.5
Operating leases	12.9	17.2	11.1	27.0	68.2
Other long-term obligations	0.3	0.6	0.6	1.8	3.3

Subtotal	$46.5	$81.0	$71.0	$445.8	$644.3

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvement commitments	$50.8	$0.5	$9.0	$0.5	$60.8
Guarantees of surety bonds	12.5	―	―	―	12.5
Letters of credit	―	―	9.0	―	9.0
Capital expenditure commitments	6.8	12.7	12.7	―	32.2
Physician commitments	4.4	―	―	―	4.4
Other commitments	0.1	0.2	0.2	0.6	1.1

Subtotal	$74.6	$13.4	$30.9	$1.1	$120.0

Total obligations and commitments	$121.1	$94.4	$101.9	$446.9	$764.3

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

                Allowance for Doubtful Accounts.  Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows.  The allowance for doubtful accounts is approximately 11.0% of the accounts receivable balance net of contractual discounts as of September 30, 2002.  The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but a patient portion remains outstanding.  We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  We continually monitor our accounts receivable balances and utilize cash collections data to support the basis for our estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations could have a significant impact on our results of operations and cash flows.

                Allowance for Contractual Discounts.  The percentage of our revenues derived from Medicare and managed care patients continues to increase.  For the three months ended September 30, 2002, Medicare and managed care revenues accounted for 84.0% of total gross revenues.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation.  The significance of our third party settlement estimates has been exacerbated by the delays in the filing and review of Medicare cost reports and as a result of delays in receiving necessary reports from Medicare fiscal intermediaries.  These delays hamper our ability to adjust third party settlement estimates in as timely and precise a manner as would be otherwise possible.  We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms.  Management has invested significant resources in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

                Insurance Reserves.  Given the nature of our operating environment, we may become subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, we maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We maintain excess coverage for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of September 30, 2002, our professional and general liability accrual for asserted and unasserted claims was approximately $19.6 million, and is included within accrued expenses and other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets.  For the three months ended September 30, 2002, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $5.7 million.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves.  Medical claims expense as a percentage of revenues was 14.7% for the three months ended September 30, 2002, as compared to 14.3% for the prior-year period.  Given the increased patient enrollment of our health plans, the medical claims reserve has continually increased.  We estimate the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the three months ended September 30, 2002, approximately $6.6 million of health plan payments made to hospitals and other health care entities owned by us for services provided to our enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

                Health Care Reform.  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the services provided by and reimbursement to health care providers in our markets.  The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to health care providers or by taxes levied on hospitals or other providers.  We are unable to predict which, if any, proposals for health care reform will be adopted and we can not assure you that proposals adverse to our business will not be adopted.

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

                Acquisitions.  We have acquired and plan to continue acquiring businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although we attempt to structure our acquisitions as asset acquisitions in which we do not assume liability for seller wrongful actions and institute policies and procedures designed to conform practices to our standards following completion of acquisitions, we may become liable for such past actions of acquired entities deemed improper by private plaintiffs or government agencies.  We generally obtain indemnification from prospective sellers covering such matters; however, such indemnification may not cover such actions or may not be adequate to cover potential losses and fines.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of June 30, 2002, we maintained an interest swap agreement on a notional amount of $100.0 million of our 9.75% Notes.  The swap agreement effectively converted the 9.75% fixed rate of the notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  As of June 30, 2002, the variable rate was 5.69%.  Effective August 13, 2002, we terminated the interest rate swap agreement resulting in a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement, all $300.0 million of such notes bore interest at the 9.75% fixed rate.  Management may enter into additional derivative instruments to manage its interest rate risk in the future.

                The fair value of the 9.75% Notes was approximately $292.9 million as of September 30, 2002, based upon quoted market prices.  Since all of our long-term debt is subject to fixed interest rates given the termination in August 2002 of our interest rate swap agreement, we did not estimate changes to our interest expense or fair value of long-term debt based upon hypothetical increases or decreases in interest rates.  As of the date of this report, other than outstanding letters of credit of $9.0 million, there are no term loans or revolving loans outstanding under our 2001 credit facility.  Should we borrow amounts under the 2001 credit facility or enter into other credit agreements in the future that include variable rate debt, we may seek to mitigate our exposure to such interest rate risk.

Item 4.    Controls and Procedures

                (a)           Evaluation of Disclosure Controls and Procedures

                                Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c)
                                promulgated under the Securities Exchange Act of 1934) are effective.

                (b)           Changes in Internal Controls

                                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II
OTHER INFORMATION

Item 6.    Exhibits And Reports On Form 8-K

                (a)           Exhibits

                                10.1         Amendment No. 24, effective October 1, 2002, to the Arizona Health Care Cost
                                                Containment System Administration contract with VHS Phoenix Health Plan, Inc.

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

                (b)           Reports on Form 8-K

                                No Reports on Form 8-K were filed with the Securities and Exchange Commission by the
                                Company during the Company’s quarterly period ended September 30, 2002, except that on
                                August 13, 2002, we amended our Current Report on Form 8-K filed on June 7, 2002, by filing
                                Amendment No. 1 on Form 8-K/A for the purpose of including the required financial statements and pro forma financial information with regard to the acquisition in June 2002 of substantially all of the assets constituting Louis A. Weiss Memorial Hospital in Chicago, Illinois.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 11, 2002                                                             VANGUARD HEALTH SYSTEMS, INC.

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
                                                                                                                                 Phillip W. Roe
                                                                                                                                Senior Vice President, Controller and
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Authorized Officer and Chief Accounting Officer)

CERTIFICATIONS

                I, Charles N. Martin, Jr., Chairman and Chief Executive Officer of Vanguard Health Systems, Inc., certify that:

                1.             I have reviewed this quarterly report on Form 10-Q of Vanguard Health Systems, Inc.;

                2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                                a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including  its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly  report is being prepared;

                                b)            Evaluated the effectiveness of the registrant’s disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the “Evaluation Date”); and

                                c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s  auditors any material weaknesses in internal controls; and

                                b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

                                                                                                /s/ Charles N. Martin, Jr.
                                                                                                Charles N. Martin, Jr.
                                                                                                Chairman and Chief Executive Officer

I,  Joseph D. Moore, Executive Vice President, Chief Financial Officer and Treasurer of  Vanguard Health Systems, Inc., certify that:

                1.             I have reviewed this quarterly report on Form 10-Q of Vanguard Health Systems, Inc.;

                2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                                a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including  its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly  report is being prepared;

                                b)            Evaluated the effectiveness of the registrant’s disclosure  controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the “Evaluation Date”); and

                                c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                                a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s  auditors any material weaknesses in internal controls; and

                                b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

                6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

                                                                                                /s/ Joseph D. Moore
                                                                                                Joseph D. Moore
                                                                                                Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

No.	Description

10.1	Amendment No. 24, effective October 1, 2002, to the Arizona Health Care Cost Containment System Administration Contract with VHS Phoenix Health Plan, Inc.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.