Form 10-Q/A
period 2002-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2002-11-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q/A
Amendment No. 1
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

                Vanguard Health Systems, Inc. (the “Company”), a Delaware corporation, hereby amends its Quarterly Report on Form 10-Q for its quarterly period ended September 30, 2002.  The Company is filing this amendment for the purpose of including in such Quarterly Report Exhibits 99.1 and 99.2 thereto (as described below) which were inadvertently not included in the Company’s filing on November 12, 2002, of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002.

Item 6.    Exhibits And Reports On Form 8-K

                (a)           Exhibits

                                10.1         Amendment No. 24, effective October 1, 2002, to the Arizona Health Care Cost
                                                Containment System Administration Contract with VHS Phoenix Health Plan, Inc.*

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

_______________
*Denotes documents previously filed.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 12, 2002                                                             VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Joseph D. Moore
                                                                                                                                 Joseph D. Moore
                                                                                                                                Executive Vice President, Chief Financial Officer
                                                                                                                                and Treasurer
                                                                                                                                (Authorized Officer and Principal Financial Officer)

INDEX TO EXHIBITS

No.	Description

10.1	Amendment No. 24, effective October 1, 2002, to the Arizona Health Care Cost Containment System Administration Contract with VHS Phoenix Health Plan, Inc.*

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
*Denotes documents previously filed.