Form 10-Q
period 2002-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2003-02-11
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☒   No☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes☐   No☒

          There were 232,700 shares of Common Stock outstanding as of February 1, 2003 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	(Unaudited) December 31, 2002

ASSETS	(In thousands except share amounts)

Current assets:
Cash and cash equivalents	$55,408	$74,876
Accounts receivable, net of allowance for uncollectible accounts of approximately $23,173 and $17,282 at June 30, 2002 and December 31, 2002, respectively	169,363	163,164
Supplies	15,481	16,736
Prepaid expenses and other current assets	30,392	17,765

Total current assets	270,644	272,541
Property, plant and equipment, net of accumulated depreciation	454,837	469,442
Goodwill	79,078	79,010
Intangible assets, net of accumulated amortization	38,304	36,143
Other assets	9,081	4,252

Total assets	$851,944	$861,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,676	$43,175
Accrued interest	14,365	12,210
Accrued health claims	22,345	24,826
Other accrued expenses and current liabilities	92,595	94,585
Current maturities of long-term debt	3,762	3,284

Total current liabilities	182,743	178,080
Other liabilities	22,461	36,532
Long-term debt, less current maturities	311,018	306,092
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 23,328 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2002 and December 31, 2002, at redemption value	24,106	25,039
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	—	—
Common Stock; $.01 par value, 600,000 shares authorized, 203,308 shares issued and outstanding at June 30, 2002 and December 31, 2002	2	2
Additional paid in capital	305,369	304,436
Retained earnings	6,245	11,207

Total liabilities and stockholders’ equity	$851,944	$861,388

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2001	2002	2001	2002

	(Amounts shown in thousands)

Patient service revenues	$177,497	$213,912	$343,912	$427,294
Premium revenues	45,631	53,430	86,525	107,911

Total revenues	223,128	267,342	430,437	535,205

Costs and Expenses:
Salaries and benefits	95,226	113,032	181,946	227,036
Supplies	28,700	34,749	53,478	71,397
Medical claims expense	32,811	38,843	62,464	78,350
Purchased services	16,254	18,019	32,086	35,080
Provision for doubtful accounts	13,715	13,676	30,048	27,618
Insurance	4,004	6,259	6,773	12,530
Other operating expenses	12,021	17,146	24,944	34,006
Rents and leases	3,553	3,746	6,672	7,505
Depreciation and amortization	7,219	10,185	14,371	19,061
Interest, net	7,276	7,379	13,241	14,593
Debt extinguishment costs	(28)	—	6,627	—
Other	(211)	(76)	(637)	(383)

Income (loss) before income taxes	2,588	4,384	(1,576)	8,412
Income tax expense	10	1,799	22	3,450

Net income (loss)	2,578	2,585	(1,598)	4,962
Preferred stock dividends	(432)	(466)	(864)	(933)

Net income (loss) attributable to common stockholders	$2,146	$2,119	$(2,462)	$4,029

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,

	2001	2002

	(Amounts shown in thousands)
Operating activities:
Net income (loss)	$(1,598)	$4,962
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,371	19,061
Provision for doubtful accounts	30,048	27,618
Amortization of loan costs	693	680
Debt extinguishment costs	6,627	—
(Gain) loss on sale of assets	—	(199)
Changes in operating assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(29,009)	(21,880)
Establishment of accounts receivable of recent acquisitions	(1,522)	—
Supplies	(199)	(1,162)
Prepaid expenses and other current assets	697	12,727
Accounts payable	(3,638)	(6,501)
Accrued expenses and other current liabilities	7,552	1,201
Other liabilities	3,136	8,205

Net cash provided by operating activities	27,158	44,712

Investing activities:
Acquisitions including working capital settlement payments	(59,106)	(1,563)
Capital expenditures	(10,764)	(29,992)
Proceeds from asset dispositions	—	516
Other	(964)	1,349

Net cash used in investing activities	(70,834)	(29,690)

Financing activities:
Proceeds from long-term debt	300,000	—
Payments of long-term debt and capital leases	(151,961)	(1,923)
Payments of loan costs	(14,641)	(44)
Proceeds from termination of swap agreement	—	5,460
Exercise of stock options	20	—
Other	—	953

Net cash provided by financing activities	133,418	4,446

Net increase in cash and cash equivalents	89,742	19,468
Cash and cash equivalents, beginning of period	12,079	55,408

Cash and cash equivalents, end of period	$101,821	$74,876

Net cash paid for interest	$7,275	$10,784

Net cash paid (received) for income taxes	$864	$(35)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(Unaudited)

1.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of December 31, 2002 and for the three months and six months then ended include the accounts of Vanguard Health Systems, Inc. (“Vanguard” or the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

                In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the year ending June 30, 2003.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2002 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes.  Actual results could differ from those estimates.

                As of December 31, 2002, the Company owned ten hospitals with a total of 2,129 beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; and metropolitan Chicago, Illinois markets.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 74,000 members in Arizona as of December 31, 2002; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 53,000 member lives in metropolitan Chicago, Illinois as of December 31, 2002.

                Certain prior year amounts have been reclassified to conform to current year presentation.

2.             ADOPTION OF ACCOUNTING PRONOUNCEMENTS

                During the fourth quarter of the fiscal year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  The FASB issued SFAS 145 during April 2002.  SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met.  SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company’s unaudited condensed consolidated financial statements for the three months and six months ended December 31, 2001 have been reclassified to reflect debt extinguishment costs as a component of income before income taxes.  The effects of the reclassification are as follows:

	Prior to Adoption	Subsequent to Adoption

	(in thousands)
For the three months ended December 31, 2001:
Condensed Consolidated Statement of Operations (unaudited)
Income before income taxes and extraordinary item	$2,560	$2,588
Income before extraordinary item	$2,156	$2,578
Extraordinary gain on extinguishment of debt	$422	$—
Net income	$2,578	$2,578

For the six months ended December 31, 2001:
Condensed Consolidated Statement of Operations (unaudited)
Income (loss) before income taxes and extraordinary item	$5,051	$(1,576)
Income (loss) before extraordinary item	$4,340	$(1,598)
Extraordinary loss on extinguishment of debt	$(5,938)	$—
Net loss	$(1,598)	$(1,598)

3.             ACQUISITIONS

                Fiscal 2002 Acquisitions

                On June 3, 2002, but effective June 1, 2002, the Company, through a majority-owned acquisition subsidiary, acquired substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”), a 369-bed acute care hospital located in Chicago, Illinois.  The acquisition subsidiary is a joint venture corporation owned 80.1% by the Company and 19.9% by an affiliate of the former owner of Weiss.  The purchase price was $62.2 million, including a working capital settlement payment of $1.6 million, comprised of cash paid of $42.8 million and liabilities assumed of $19.4 million.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  The Company funded the acquisition with a portion of the proceeds remaining from the issuance on July 30, 2001 of $300.0 million of its 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”).  The Weiss acquisition was accounted for using the purchase method of accounting.  The results of operations of Weiss are included in the accompanying condensed consolidated statement of operations for the three and six months ended December 31, 2002.  The purchase price allocation for the Weiss acquisition may be subject to additional adjustment.

                On November 1, 2001, the Company completed the acquisition of the assets of Paradise Valley Hospital (“Paradise Valley”), a 162-bed acute care hospital located in Phoenix, Arizona, for a total purchase price of approximately $59.8 million, comprised of cash paid of $55.3 million and the assumption of other certain liabilities of $4.5 million.  The excess of the purchase price over net assets acquired was $4.3 million and has been allocated to net intangible assets and goodwill on the accompanying condensed consolidated balance sheets.  The Company funded the acquisition with a portion of its cash proceeds from the issuance of the 9.75% Notes.  The Paradise Valley acquisition was accounted for using the purchase method of accounting.  The results of operations of Paradise Valley are included in the accompanying condensed consolidated statement of operations for the three months ended December 31, 2001, and the three and six months ended December 31, 2002.

                The purchase price for the fiscal 2002 acquisitions was allocated as follows (in thousands).

	Weiss	Paradise Valley	Total

Fair value of assets acquired:
Cash	$—	$2	$2
Accounts receivable, net	17,169	9,675	26,844
Other current assets	4,105	1,884	5,989
Property, plant and equipment	40,889	43,896	84,785
Goodwill and intangible assets	—	4,309	4,309

	62,163	59,766	121,929
Liabilities assumed	19,388	4,463	23,851

Cash paid	$42,775	$55,303	$98,078

4.             GOODWILL AND INTANGIBLE ASSETS

                Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with these provisions, the Company reclassified its previous allocations of excess purchase price over net assets acquired between goodwill and intangible assets and re-assessed the amortization lives assigned to intangible assets.  The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2002 (in thousands).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2002	December 31, 2002	June 30, 2002	December 31, 2002
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$15,000	$15,044	$1,186	$1,814
Contracts	7,910	7,910	1,302	1,838
Customer lists	2,250	2,250	1,480	2,140
Other	3,549	3,549	954	1,335

Subtotal	28,709	28,753	4,922	7,127
Indefinite-lived intangible assets:
License and accreditation	8,013	8,013	—	—
Other	6,504	6,504	—	—

Subtotal	14,517	14,517	—	—

Total	$43,226	$43,270	$4,922	$7,127

                The Company estimates amortization expense for these intangible assets, excluding deferred loan costs which are amortized to interest expense, to approximate $2,441,000, $1,267,000, $1,245,000 and $1,155,000 for the fiscal years ending June 30, 2003, 2004, 2005 and 2006, respectively.

                The following table presents the changes in the carrying amount of goodwill from June 30, 2002 to December 31, 2002 (in thousands).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2002	$67,689	$11,389	$79,078
Accrual of working capital settlement liability	1,093	—	1,093
Adjustments to accrued acquisition costs	(1,161)	—	(1,161)

Balance as of December 31, 2002	$67,621	$11,389	$79,010

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

                Concurrent with the issuance of the 9.75% Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders with Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provided for up to $125.0 million of outstanding loans and letters of credit on a revolving basis and contemplated, but the lenders did not commit to, additional term loans of up to $250.0 million.  The Company would have been required to obtain commitments from its existing or new lenders to obtain the term loans, but no approval of the existing lenders was necessary for such term loans.  As of December 31, 2002, the only amounts utilized under the 2001 credit facility are letters of credit totaling approximately $9.0 million.  The applicable interest rate under the 2001 credit facility is based upon either: 1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters.  The Company is subject to certain restrictive and financial covenants under the 2001 credit facility.  The Company is in compliance with such covenants as of December 31, 2002.  Obligations under the 2001 credit facility are guaranteed by most of the Company’s wholly owned domestic subsidiaries and are secured by liens on substantially all of the assets of the Company and its subsidiaries and by pledges of the stock of the Company’s subsidiaries.

                The Company incurred offering costs and loan costs of approximately $11.5 million and $3.5 million for the 9.75% Notes and the 2001 credit facility, respectively.  The Company capitalized the costs associated with the offering of the 9.75% Notes and the procurement of the 2001 credit facility and is amortizing such costs to interest expense over the 10-year life of the 9.75% Notes and the 5-year life of the 2001 credit facility.

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

                On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement matures upon the maturity or redemption of the 9.75% Notes but may be terminated by either party at any time.  The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualified as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  On August 13, 2002, the Company terminated the swap agreement resulting in a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million portion of the payment was recorded as a deferred gain and is included in other liabilities on the accompanying condensed consolidated balance sheet as of December 31, 2002.  The deferred gain will be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.

6.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation of ARB No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities.  This interpretation places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity.  The Company will adopt the provisions of Interpretation No. 46 during the first quarter of its fiscal year 2004 for existing variable interest entities.  The Company is in the process of assessing the impact of this interpretation.

                In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), which amends SFAS 123, Accounting for Stock-Based Compensation.  SFAS 148 does not require adoption of SFAS 123 but provides three transition alternatives for those companies choosing to adopt SFAS 123.  Companies may elect to apply the provisions of SFAS 123 to stock awards granted, modified or settled on a prospective basis, modified prospective basis or by retroactive restatement.  SFAS 148 also requires certain annual and interim disclosures including expanded accounting policy and pro forma disclosures.  The transition and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002.  The Company is in the process of assessing the impact of SFAS 148 on its future results of operations.

                In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others.  The Interpretation requires that certain guarantees be recorded at fair value at inception.  The Interpretation also requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote.  The provisions of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not expect the Interpretation to have a significant impact on its future results of operations or cash flows.

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

7.             DEBT EXTINGUISHMENT COSTS

                Concurrent with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility, the Company expensed the remaining deferred loan costs associated with the 2000 credit facility of approximately $3.2 million and incurred penalties for the early termination of certain capital leases of $0.2 million, resulting in the recognition of debt extinguishment costs during the three months ended September 30, 2001.  Additionally, the Company paid approximately $3.7 million in July 2001 representing accrued interest on the interest rate collar and a settlement fee to terminate the collar agreement, which was required under the 2000 credit facility.  The termination fee of $3.2 million represented the fair market value of the collar agreement as of the termination date and is included in debt extinguishment costs for the six months ended December 31, 2001.

8.             SEGMENT INFORMATION

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

                The following table provides condensed financial information by business segment for the three months and six months ended December 31, 2001 and 2002, respectively (in thousands).

	Three months ended December 31, 2001							Three months ended December 31, 2002

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$177,497	$	―	$177,497	$	―	$213,912	$	―	$213,912
Capitation premiums		45,631	―		―	45,631		53,430	―		―	53,430
Inter-segment revenues		―	6,599		(6,599)	―		―	6,549		(6,549)	―

Total revenues		45,631	184,096		(6,599)	223,128		53,430	220,461		(6,549)	267,342

Operating expenses - external		36,652	169,385		―	206,037		43,200	202,085		―	245,285
Operating expenses - inter-segment		6,599	―		(6,599)	―		6,549	―		(6,549)	―

Total operating expenses		43,251	169,385		(6,599)	206,037		49,749	202,085		(6,549)	245,285

EBITDA(1)		2,380	14,711		―	17,091		3,681	18,376		―	22,057

Depreciation and amortization		200	7,019		―	7,219		383	9,802		―	10,185
Interest		(85)	7,361		―	7,276		(407)	7,786		―	7,379
Other (2)		―	8		―	8		―	109		―	109

Income before income taxes		$2,265	$323	$	―	$2,588		$3,705	$679	$	―	$4,384

Segment assets		$45,068	$755,602			$800,670		$49,788	$811,600			$861,388

	Six months ended December 31, 2001							Six months ended December 31, 2002

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$343,912	$	―	$343,912	$	―	$427,294	$	―	$427,294
Capitation premiums		86,525	―		―	86,525		107,911	―		―	107,911
Inter-segment revenues		―	12,789		(12,789)	―		―	13,421		(13,421)	―

Total revenues		86,525	356,701		(12,789)	430,437		107,911	440,715		(13,421)	535,205

Operating expenses - external		69,906	328,095		―	398,001		87,206	405,886		―	493,092
Operating expenses - inter-segment		12,789	―		(12,789)	―		13,421	―		(13,421)	―

Total operating expenses		82,695	328,095		(12,789)	398,001		100,627	405,886		(13,421)	493,092

EBITDA(1)		3,830	28,606		―	32,436		7,284	34,829		―	42,113

Depreciation and amortization		627	13,744		―	14,371		765	18,296		―	19,061
Interest		(95)	13,336		―	13,241		(797)	15,390		―	14,593
Other (2)		―	6,400		―	6,400		―	47		―	47

Income (loss) before income taxes		$3,298	$(4,874)	$	―	$(1,576)		$7,316	$1,096	$	―	$8,412

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

9.             COMMITMENTS AND CONTINGENCIES

                In certain of its acquisitions, the Company has committed to meet certain minimum post-acquisition capital expenditure requirements and certain construction and facility expansion obligations.  Management continually monitors compliance with these commitments.  In addition, management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on the Company’s results of operations or financial position, but the capital expenditure commitments could have an effect on the timing of the Company’s cash flows.

Capital Expenditure Commitments

                The Company has committed to make capital expenditures of $15.0 million in the acquisition agreement related to its purchase of Maryvale Hospital Medical Center and $50.0 million in the acquisition agreement related to its purchase of Phoenix Baptist Hospital and Arrowhead Community Hospital.  As of December 31, 2002, the commitment for Maryvale Hospital Medical Center has been met, while the remaining aggregate commitment under the Phoenix Baptist Hospital and Arrowhead Community Hospital agreement was approximately $30.8 million.  The Company is also in the process of constructing a new acute hospital in the West Valley of metropolitan Phoenix, Arizona and completing expansions at several of its existing hospitals.  The total estimated cost to complete these construction and expansion commitments was approximately $50.0 million as of December 31, 2002.

Litigation

                The Company is presently, and from time to time, subject to various claims and lawsuits arising in the ordinary course of business.

Net Revenue

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Since implementation of the outpatient prospective payment system in August 2000, the due dates of all Medicare cost reports were extended due to delays in receiving necessary reports from Medicare fiscal intermediaries.  The Company currently has 3 unfiled Medicare cost reports relating to Medicare fiscal year-end 2001 and 9 unfiled Medicare cost reports relating to Medicare fiscal year-end 2002.  The Company anticipates filing these outstanding Medicare cost reports during calendar year 2003, which could result in significant changes to our third party settlement estimates.  Net adjustments to third party settlements resulted in an increase to pre-tax net income of $1.0 million and $2.5 million for the three months and six months ended December 31, 2002, respectively, and had no material effect on pre-tax net income for the three months or six months ended December 31, 2001.

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

Acquisitions

                The Company has acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws.  Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions and attempts to structure its acquisitions as asset acquisitions in which the Company does not assume liability for seller wrongful actions, there can be no assurance that the Company will not become liable for past activities that may later be alleged to be improper by private plaintiffs or government agencies.  Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Professional and General Liability Risks

                As is typical in the health care industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  Through May 31, 2002, the Company maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to the limited availability of carriers willing to underwrite professional and general liability coverage and unfavorable premium quotes received, effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage with third party insurers for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The Company intends to complete, later in its fiscal year 2003, a transfer of the loss portfolio of its self-insured retention of reported incidents occurring prior to June 1, 2002, to its wholly owned captive insurance subsidiary.  The captive insurance subsidiary intends to fund claims costs from proceeds of premium payments received from the Company.

Guarantees

                The Company currently guarantees minimum rent revenues to the developer and manager of a medical office building on the campus of one of its hospitals through a rental shortfall arrangement.  The Company may also from time to time enter into parent-subsidiary guarantee arrangements in the ordinary course of operating its business.  The Company does not expect payments under any of these arrangements to have a significant impact on the Company’s future results of operations or cash flows.

                As part of its contract with the Arizona Health Care Cost Containment System, one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $12.5 million, an amount determined based upon Plan membership and capitation premiums received.  The Company maintains this performance guarantee in the form of surety bonds with independent third party insurers.

10.          COMPREHENSIVE INCOME

                The components of comprehensive income, net of related taxes, follows (in thousands).

	Three months ended December 31,		Six months ended December 31,
	2001	2002	2001	2002

Net income (loss)	$2,578	$2,585	$(1,598)	$4,962

Cumulative effect of change in accounting principle- fair value of interest rate collar	―	―	(164)	―
Net change in fair value of interest rate collar	―	―	(1,590)	―
Amortization of transition adjustment	―	―	100	―

Other comprehensive loss	―	―	(1,654)	―

Comprehensive income	$2,578	$2,585	$(3,252)	$4,962

                Upon the termination of the interest rate collar agreement in July 2001, the Company reclassified its previously recorded accumulated other comprehensive loss to debt extinguishment costs.

11.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the 9.75% Notes and the 2001 credit facility on an unconditional basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed the 9.75% Notes in conformity with the provisions of the indenture governing the 9.75% Notes and have not guaranteed the 2001 credit facility in conformity with the provisions thereof.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2002 and December 31, 2002 and for the three months and six months ended December 31, 2001 and 2002, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2002

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$55,040	$368	$	―	$55,408
Accounts receivable, net		―	168,429	934		―	169,363
Supplies		―	15,313	168		―	15,481
Prepaid expenses and other current assets		2,785	27,349	258		―	30,392

Total current assets		2,785	266,131	1,728		―	270,644

Property, plant and equipment, net		―	450,137	4,700		―	454,837
Goodwill		―	78,819	259		―	79,078
Intangible assets, net		―	38,304	―		―	38,304
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	9,058	23		―	9,081

Total assets		$326,640	$842,449	$6,710		$(323,855)	$851,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	49,460	$216		―	$49,676
Accrued expenses and other current liabilities		5	128,819	481		―	129,305
Current maturities of long-term debt		―	3,599	163		―	3,762

Total current liabilities		5	181,878	860		―	182,743

Other liabilities		5,136	17,325	―		―	22,461
Long-term debt, less current maturities		―	308,335	2,683		―	311,018
Intercompany		(14,223)	15,482	(1,259)		―	―
Payable-In-Kind Preferred Stock		24,106	―	―		―	24,106
Stockholders’ equity		311,616	319,429	4,426		(323,855)	311,616

Total liabilities and stockholders’ equity		$326,640	$842,449	$6,710		$(323,855)	$851,944

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$70,251	$4,625	$	―	$74,876
Accounts receivable, net		―	162,103	1,061		―	163,164
Supplies		―	16,561	175		―	16,736
Prepaid expenses and other current assets		718	16,811	1,249		(1,013)	17,765

Total current assets		718	265,726	7,110		(1,013)	272,541

Property, plant and equipment, net		―	463,148	6,294		―	469,442
Cost in excess of net assets acquired		―	78,751	259		―	79,010
Intangible assets, net		―	36,143	―		―	36,143
Investments in subsidiaries		323,855	―	―		(323,855)	―
Other assets		―	4,230	14,891		(14,869)	4,252

Total assets		$324,573	$847,998	$28,554		$(339,737)	$861,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$42,981	$194	$	―	$43,175
Accrued expenses and other current liabilities		1,703	129,487	1,684		(1,253)	131,621
Current maturities of long-term debt		―	3,114	170		―	3,284

Total current liabilities		1,703	175,582	2,048		(1,253)	178,080

Other liabilities		4,835	23,128	14,720		(6,151)	36,532
Long-term debt, less current maturities		―	303,497	2,595		―	306,092
Intercompany		(22,649)	15,785	(1,502)		8,366	―
Payable-In-Kind Preferred Stock		25,039	―	―		―	25,039
Stockholders’ equity		315,645	330,006	10,693		(340,699)	315,645

Total liabilities and stockholders’ equity		$324,573	$847,998	$28,554		$(339,737)	$861,388

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$175,172	$2,325	$	―	$177,497
Premium revenues		―	45,631	―		―	45,631

Total revenues		―	220,803	2,325		―	223,128

Salaries and benefits		―	94,684	542		―	95,226
Medical claims expense		―	32,811	―		―	32,811
Supplies		―	28,338	362		―	28,700
Purchased services		―	16,216	38		―	16,254
Insurance		―	3,981	23		―	4,004
Other operating expenses		2	11,844	175		―	12,021
Provision for doubtful accounts		―	13,669	46		―	13,715
Rents and leases		―	3,419	134		―	3,553
Depreciation and amortization		―	7,225	(6)		―	7,219
Interest, net		―	7,245	31		―	7,276
Management fees		―	(51)	51		―	―
Debt extinguishment costs		―	(28)	―		―	(28)
Other		―	(211)	―		―	(211)

Total costs and expenses		2	219,142	1,396		―	220,540

Net income (loss) before income taxes		(2)	1,661	929		―	2,588
Income tax expense		―	10	―		―	10
Equity in earnings of subsidiaries		2,580	―	―		(2,580)	―

Net income		$2,578	$1,651	$929		$(2,580)	$2,578

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$211,851	$2,061	$	―	$213,912
Premium revenues		―	53,430	3,748		(3,748)	53,430

Total revenues		―	265,281	5,809		(3,748)	267,342

Salaries and benefits		―	112,480	552		―	113,032
Medical claims expense		―	38,843	―		―	38,843
Supplies		―	34,389	360		―	34,749
Purchased services		―	17,929	90		―	18,019
Insurance		―	6,217	3,790		(3,748)	6,259
Other operating expenses		―	17,062	84		―	17,146
Provision for doubtful accounts		―	13,664	12		―	13,676
Rents and leases		―	3,612	134		―	3,746
Depreciation and amortization		―	10,131	54		―	10,185
Interest, net		―	7,751	(372)		―	7,379
Management fees		―	(46)	46		―	―
Other		―	(76)	―		―	(76)

Total costs and expenses		―	261,956	4,750		(3,748)	262,958

Net income before income taxes and extraordinary item		―	3,325	1,059		―	4,384
Income tax expense		1,785	14	―		―	1,799
Equity in earnings (loss) of subsidiaries		4,370	―	―		(4,370)	―

Net income		$2,585	$3,311	$1,059		$(4,370)	$2,585

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$339,482	$4,430	$	―	$343,912
Premium revenues		―	86,525	―		―	86,525

Total revenues		―	426,007	4,430		―	430,437

Salaries and benefits		―	180,916	1,030		―	181,946
Medical claims expense		―	61,744	720		―	62,464
Supplies		―	53,478	―		―	53,478
Purchased services		―	31,968	118		―	32,086
Insurance		―	6,727	46		―	6,773
Other operating expenses		3	24,584	357		―	24,944
Provision for doubtful accounts		―	30,004	44		―	30,048
Rents and leases		―	6,405	267		―	6,672
Depreciation and amortization		―	14,256	115		―	14,371
Interest, net		(1)	13,194	48		―	13,241
Management fees		―	(97)	97		―	―
Debt extinguishment costs		―	6,627	―		―	6,627
Other		―	(637)	―		―	(637)

Total costs and expenses		2	429,169	2,842		―	432,013

Net income (loss) before income taxes		(2)	(3,162)	1,588		―	(1,576)
Income tax expense		12	10	―		―	22
Equity in earnings (loss) of subsidiaries		(1,584)	―	―		1,584	―

Net income (loss)		$(1,598)	$(3,172)	$1,588		$1,584	$(1,598)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$423,335	$3,959	$	―	$427,294
Premium revenues		―	107,911	7,496		(7,496)	107,911

Total revenues		―	531,246	11,455		(7,496)	535,205

Salaries and benefits		―	225,968	1,068		―	227,036
Medical claims expense		―	78,350	―		―	78,350
Supplies		―	70,678	719		―	71,397
Purchased services		―	34,923	157		―	35,080
Insurance		―	12,446	7,580		(7,496)	12,530
Other operating expenses		―	33,714	292		―	34,006
Provision for doubtful accounts		―	27,566	52		―	27,618
Rents and leases		―	7,238	267		―	7,505
Depreciation and amortization		―	18,914	147		―	19,061
Interest, net		―	15,244	(651)		―	14,593
Management fees		―	(87)	87		―	―
Other		―	(383)	―		―	(383)

		―	524,571	9,718		(7,496)	526,793

Net income before income taxes		―	6,675	1,737		―	8,412
Income tax expense		3,387	63	―		―	3,450
Equity in earnings (loss) of subsidiaries		8,349	―	―		(8,349)	―

Net income		$4,962	$6,612	$1,737		$(8,349)	$4,962

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2001
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Operating activities:
Net income (loss)		$(1,598)	$(3,172)	$1,588		$1,584	$(1,598)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization		―	14,256	115		―	14,371
Provision for doubtful accounts		―	30,004	44		―	30,048
Amortization of loan costs		―	693	―		―	693
Loss (gain) on sale of assets		―	―	―		―	―
Debt extinguishment costs		―	6,627	―		―	6,627
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		1,584	―	―		(1,584)	―
Accounts receivable		―	(28,969)	(40)		―	(29,009)
Establishment of accounts receivable of recent acquisitions		―	(1,522)	―		―	(1,522)
Supplies		―	(218)	19		―	(199)
Prepaid expenses and other current assets		―	631	66		―	697
Accounts payable		―	(3,370)	(268)		―	(3,638)
Accrued expenses and other current liabilities		(1,094)	8,571	75		―	7,552
Other liabilities		―	3,136	―		―	3,136

Net cash (used in) provided by operating activities		(1,108)	26,667	1,599		―	27,158
Investing activities:
Acquisitions, including working capital settlement payments		―	(59,106)	―		―	(59,106)
Capital expenditures		―	(10,761)	(3)		―	(10,764)
Proceeds from asset sales		―	―	―		―	―
Other		―	(958)	(6)		―	(964)

Net cash used in investing activities		―	(70,825)	(9)		―	(70,834)
Financing activities:
Proceeds from long-term debt		―	300,000	―		―	300,000
Payments of long-term debt and capital leases		―	(151,834)	(127)		―	(151,961)
Payments of loan costs		―	(14,641)	―		―	(14,641)
Cash provided by intercompany activity		1,088	403	(1,491)		―	―
Exercise of stock options		20	―	―		―	20

Net cash provided by (used in) financing activities		1,108	133,928	(1,618)		―	133,418
Net (decrease) increase in cash and cash equivalents		―	89,770	(28)		―	89,742
Cash and cash equivalents, beginning of period		―	11,734	345		―	12,079

Cash and cash equivalents, end of period	$	―	$101,504	$317	$	―	$101,821

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2002
(Unaudited)

	Parent

			Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Operating activities:
Net income		$4,962	$6,612	$1,737		$(8,349)	$4,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		―	18,914	147		―	19,061
Provision for doubtful accounts		―	27,566	52		―	27,618
Amortization of loan costs		―	680	―		―	680
Loss (gain) on sale of assets		―	(199)	―		―	(199)
Debt extinguishment costs		―	―	―		―	―
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries		(8,349)	―	―		8,349	―
Accounts receivable		―	(21,701)	(179)		―	(21,880)
Establishment of accounts receivable of recent acquisitions		―	―	―		―	―
Supplies		―	(1,155)	(7)		―	(1,162)
Prepaid expenses and other current assets		2,785	10,934	(992)		―	12,727
Accounts payable		―	(6,479)	(22)		―	(6,501)
Accrued expenses and other current liabilities		745	(747)	1,203		―	1,201
Other liabilities		301	8,052	(148)		―	8,205

Net cash provided by operating activities		444	42,477	1,791		―	44,712
Investing activities:
Acquisitions, including working capital settlement payments		―	(1,563)	―		―	(1,563)
Capital expenditures		―	(29,849)	(143)		―	(29,992)
Proceeds from asset dispositions		―	516	―		―	516
Other		―	1,349	―		―	1,349

Net cash used in investing activities		―	(29,547)	(143)		―	(29,690)
Financing activities:
Proceeds from long-term debt		―	―	―		―	―
Payments of long-term debt and capital leases		―	(1,843)	(80)		―	(1,923)
Payments of loan costs		―	(44)	―		―	(44)
Cash provided by (used in) intercompany activity		(1,397)	(1,292)	2,689		―	―
Proceeds from termination of swap agreement		―	5,460	―		―	5,460
Other		953	―	―		―	953

Net cash provided by (used in) financing activities		(444)	2,281	2,609		―	4,446
Net increase in cash and cash equivalents		―	15,211	4,257		―	19,468
Cash and cash equivalents, beginning of period		―	55,040	368		―	55,408

Cash and cash equivalents, end of period	$	―	$70,251	$4,625	$	―	$74,876

12.          SUBSEQUENT EVENTS

                On January 3, 2003, but effective as of January 1, 2003, the Company, through one of its subsidiaries, acquired the assets comprising five acute care hospitals aggregating 1,537 beds and other related health care businesses in San Antonio, Texas from Baptist Health System (“BHS”), a Texas non-profit corporation, for a base purchase price of $295.0 million.  The base purchase price was adjusted upward by approximately $4.4 million at closing to reimburse BHS for certain capital expenditures made by BHS subsequent to the execution of the purchase agreement.  The purchase price is subject to further adjustment for working capital settlement purposes.  The Company financed the acquisition with proceeds from $150.0 million in term loans under an expanded credit facility (“the amended 2001 credit facility”), proceeds of $50.0 million from private sales of its common stock, the issuance of $30.0 million of its Payable In Kind Cumulative Redeemable Convertible Preferred Stock (Series B), the issuance of $17.6 million of its 8.18% convertible subordinated notes, the issuance of common stock of the sole general partner of the Company’s acquiring subsidiary valued at approximately $0.4 million and cash on hand.

                In the acquisition agreement related to its purchase of the five San Antonio hospitals, the Company agreed to make, or commit to make in a binding contract, prior to January 1, 2009, capital expenditures of at least $200.0 million in and around the San Antonio metropolitan area, with $75.0 million of such capital expenditures being required by January 1, 2005.

                In the amended 2001 credit facility the interest rate for the new $150.0 million in term loans is either: 1) LIBOR plus a margin of 4.25% or 2) a base rate plus a margin of 3.25%.  The amended 2001 credit facility no longer contemplates any specified amount of additional term loans to the Company under the facility and, in addition, the facility now requires the approval of the existing lenders representing two-thirds of the then outstanding term loans and revolving loan commitments for any such additional term loans.

                On January 17, 2003, the Company entered into an agreement with Bank of America, N.A. to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of its $150.0 million of term loans under the amended 2001 credit facility for a fixed rate of 1.77% for the one-year period commencing on July 3, 2003 and ending on July 3, 2004.  The Company has determined that the swap agreement qualifies as a cash flow hedge under SFAS 133.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

                •  Our ability to successfully integrate our recent and any future acquisitions

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

                •  Future governmental investigations

                •  Costs associated with newly enacted HIPAA regulations and other management information systems integrations

                •  The availability of capital to fund our corporate growth strategy

                •  Potential lawsuits or other claims asserted against us

                •  Our ability to continue our current level of health plan revenues by extending our contract with the Arizona Health
                    Care Cost Containment System beyond its current termination date of September 30, 2003.

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

Overview

                As of December 31, 2002, we owned and operated ten hospitals with a total of 2,129 licensed beds, and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, Chicago, Illinois, and Los Angeles/Orange County, California markets.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan, which serves more than 74,000 members in Arizona; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 53,000 member lives in metropolitan Chicago, Illinois.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital Medical Center, on June 1, 1998.

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

                On November 1, 2001, we acquired the assets of Paradise Valley Hospital in Phoenix, Arizona (“Paradise Valley”) for approximately $59.8 million, comprised of cash paid of $55.3 million and assumed liabilities of $4.5 million.  We financed the acquisition with a portion of our cash proceeds from the July 30, 2001 issuance of our 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”).

                On June 3, 2002, but effective June 1, 2002, we acquired, through a majority-owned acquisition subsidiary, substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”) in Chicago, Illinois, for a purchase price of $62.2 million, including a working capital settlement payment of $1.6 million.  The purchase price was comprised of cash paid of $42.8 million and assumed liabilities of $19.4 million.  The Company owns 80.1% of the acquiring joint venture corporation with an affiliate of the seller maintaining a 19.9% ownership interest.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  We financed the acquisition with a portion of the proceeds from the issuance of the 9.75% Notes.  The operations of Weiss are included in the condensed consolidated statement of operations for the three months and six months ended December 31, 2002.

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

                Although we expect the initiatives above to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures.  For the six months ended December 31, 2002, discharges attributable to managed care, Medicare and Medicaid were 57%, 26% and 14% of total discharges, respectively.  For the six months ended December

31, 2002, managed care, Medicare and Medicaid payers accounted for 57%, 28% and 8% of gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the six months ended December 31, 2002, 67% of total surgeries performed were outpatient surgeries.  Outpatient revenues as a percentage of total gross patient revenues for the six months ended December 31, 2001 and 2002 were 37% and 36%, respectively.  This outpatient utilization trend is offset somewhat by the aging of the baby boomer population, which supports increased inpatient days and surgeries.  Typically, the payments we receive for outpatient procedures are less than those for the same procedure in an inpatient setting.

•

Intense market competition may limit our ability to enter choice markets or recruit and retain quality health care personnel.  We face growing competition in our industry.  Consolidation of hospitals into for-profit or not-for-profit systems continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive health care services, recruiting and retaining qualified health care professionals and effectively managing payer relationships.  We anticipate that such consolidation and increased competition will continue to increase in the near future.

General Trends

                Federal regulators, including the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services and the Center for Medicare and Medicaid Services (“CMS”), have recently intensified their scrutiny of Medicare outlier payments to hospitals.  Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total DRG payments.  To achieve this mandate, in recent years CMS periodically adjusted the cost threshold used to determine eligibility and allocation of available Medicare outlier payments.  CMS has recently begun analyzing data to identify hospitals with high outlier payments for further audit or review.  Based upon data from our most recently filed Medicare cost reports, our Medicare outlier payments as a percentage of total Medicare DRG payments and as a percentage of total Medicare gross charges are 2.7% and 0.7%, respectively.  Thus, we do not believe that we have a high level of outlier payments.  However, based upon information gathered from the regulatory reviews of outlier payments currently being conducted by CMS, we anticipate that CMS may make changes to the Medicare outlier payment structure that could have a material effect on the outlier payments we receive.  We are unable to predict what, if any, changes will be made and how such changes will affect our future results of operations or cash flows.

                Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have proposed and others may propose decreased funding for these programs.  If these funding decreases are approved by the states in which we operate, our operating results and cash flows could be materially reduced.

                Upon renewal of our insurance policies effective June 1, 2002, we experienced a significant increase in premiums paid to insurance carriers, especially for professional and general liability coverage.  Prior to June 1, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Effective June 1, 2002, we established a wholly owned captive insurance subsidiary to insure our professional and general liability risks for individual claims up to $10.0 million, which resulted in a significant increase in accrual for claims incurred prior to June 1, 2002, but not reported until after June 1, 2002.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  We currently have no information that would lead us to believe that this trend is only temporary in nature, and thus there is no assurance that continued increases in insurance costs will not have a material adverse effect on our future operating results.

                In February 2002, the Pennsylvania Insurance Commissioner placed PHICO Insurance Company into liquidiation.  PHICO provided our professional and general liability coverage during the period June 1, 1999 to May 31, 2000.  We are aware of multiple claims for which PHICO is responsible under this policy.  Our costs for these claims may be subject to partial reimbursement from PHICO’s estate or certain reinsurance companies.  While we are unable to predict the outcome of these claims, management believes that our professional and general liability reserve is adequate to cover such claims should PHICO not be able to pay all or a portion of the claims.

                During the year ended June 30, 2002 and the six months ended December 31, 2002, we renegotiated many of our contracts with managed care payers to improve reimbursement rates and improve operating results and cash flows.  Managed care payers are subject to pricing pressures, which often complicates our renegotiation efforts.  When renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

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

Results of Operations

                The following tables present a summary of our operating results for the three-month and six-month periods ended December 31, 2001 and 2002.

	(Unaudited) Three months ended December 31,

	2001		2002
	Amount	%	Amount	%

	(In millions)
Revenues	$223.1	100.0%	$267.3	100.0%

Salaries and benefits	95.2	42.7%	113.0	42.3%
Supplies	28.7	12.9%	34.7	13.0%
Medical claims expense	32.8	14.7%	38.8	14.5%
Insurance	4.0	1.8%	6.3	2.4%
Other operating expenses	31.6	14.1%	38.8	14.5%
Provision for doubtful accounts	13.7	6.1%	13.7	5.1%

EBITDA (1)	17.1	7.7%	22.0	8.2%
Depreciation and amortization	7.2	3.2%	10.2	3.8%
Interest expense, net	7.3	3.2%	7.3	2.7%
Debt extinguishment costs	―	0.0%	―	0.0%
Minority interests and other non-operating expenses	―	0.0%	0.1	0.0%

Income before income taxes	2.6	1.2%	4.4	1.7%
Provision for income taxes	―	0.0%	1.8	0.7%

Net income	$2.6	1.2%	$2.6	1.0%

	(Unaudited) Six months ended December 31,
	2001		2002
	Amount	%	Amount	%

	(In millions)
Revenues	$430.4	100.0%	$535.2	100.0%

Salaries and benefits	181.9	42.3%	227.0	42.4%
Supplies	53.5	12.4%	71.4	13.4%
Medical claims expense	62.5	14.5%	78.4	14.7%
Insurance	6.8	1.6%	12.5	2.3%
Other operating expenses	63.3	14.7%	76.2	14.2%
Provision for doubtful accounts	30.0	7.0%	27.6	5.1%

EBITDA (1)	32.4	7.5%	42.1	7.9%
Depreciation and amortization	14.4	3.3%	19.1	3.6%
Interest, net	13.2	3.1%	14.6	2.7%
Debt extinguishment costs	6.6	1.5%	―	0.0%
Minority interests and other non-operating expenses	(0.2)	0.0%	―	0.0%

Income (loss) before income taxes and extraordinary item	(1.6)	(0.4)%	8.4	1.6%
Provision for income taxes	―	0.0%	3.4	0.7%

Net income (loss)	$(1.6)	(0.4)%	$5.0	0.9%

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

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Three months ended December 31,		(Unaudited) Six months ended December 31,
	2001	2002	2001	2002

Number of hospitals at the end of period	9	10	9	10
Licensed beds	1,838	2,129	1,838	2,129
Discharges (a)	18,275	21,604	35,627	43,181
Adjusted discharges - hospitals (b)	26,853	32,275	52,504	64,417
Average length of stay (c)	4.04	3.94	3.99	3.98
Patient days (d)	73,781	85,165	142,295	171,658
Adjusted patient days - hospitals (e)	109,368	127,914	211,630	257,532
Net revenue per adjusted discharge - hospitals (f)	$6,035	$6,283	$5,914	$6,279
Gross inpatient revenue per discharge (g)	$17,919	$19,817	$17,519	$19,362
Outpatient surgeries (h)	9,404	10,079	18,086	20,039
Emergency room visits (i)	72,455	77,053	139,590	157,184

Same hospital indicators:
Revenues (in millions) (j)	$210.7	$223.3	$418.0	$446.2
Discharges (k)	16,839	17,336	34,191	34,720
Adjusted discharges - hospitals (l)	24,549	25,686	50,200	51,255
Average length of stay (m)	4.05	3.88	4.00	3.92
Patient days (n)	68,218	67,307	136,732	136,078
Adjusted patient days - hospitals (o)	100,437	100,703	202,699	202,915
Net revenue per adjusted discharge – hospitals (p)	$6,097	$6,196	$5,939	$6,173
Gross inpatient revenue per discharge (q)	$18,189	$20,060	$17,694	$19,619
Outpatient surgeries (r)	8,522	8,441	17,204	16,713
Emergency room visits (s)	67,061	64,480	134,196	131,486

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

(f)

Net revenue per adjusted discharge – hospital is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(g)	Gross inpatient revenue per discharge represents the average undiscounted charge for a patient stay and is an indicator of hospital pricing and acuity factors.

(h)	Outpatient surgeries represents the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Same hospital revenues represent revenues from facilities owned for the entire three month and six month periods ended December 31, 2001 and 2002.

(k)	Same hospital discharges represent discharges for hospitals owned for the entire three month and six month periods ended December 31, 2001 and 2002.

(l)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient patient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month and six month periods ended December 31, 2001 and 2002.

(m)	Same hospital average length stay represents average length of stay for hospitals owned for the entire three month and six month periods ended December 31, 2001 and 2002.

(n)	Same hospital patient days represents patient days for hospitals owned for the entire three month and six month periods ended December 31, 2001 and 2002.

(o)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month and six month periods ended December 31, 2001 and 2002.

(p)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three month and six month periods ended December 31, 2001 and 2002.  This statistic measures the average net payment expected to be received for a patient’s stay in the those hospitals owned during both respective periods.

(q)

Same hospital gross inpatient revenue per discharge represents the average undiscounted charge for a patient stay for those hospitals owned for the entire three month and six month periods ended December 31, 2001 and 2002 and is an indicator of pricing and acuity factors for those hospitals owned during both respective periods.

(r)

Same hospital outpatient surgeries represents the number of surgeries performed at hospitals or ambulatory surgery centers owned for the entire three month and six month periods ending December 31, 2001 and 2002, on an outpatient basis (patient overnight stays not necessary).

(s)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital or freestanding emergency room owned  for the entire three month and six month periods ended December 31, 2001 and 2002, regardless of whether an overnight stay is subsequently required.

Three months ended December 31, 2002 compared to three months ended December 31, 2001

                Revenues.  Revenues increased $44.2 million or 19.8% during the three months ended December 31, 2002, compared to the prior year period.  Acquisitions during fiscal 2002 accounted for $31.6 million of the increase.  On a same hospital basis, discharges increased by 3.0% during the three months ended December 31, 2002, compared to the prior year period, while adjusted discharges-hospitals (calculation includes a factor for outpatient volume) increased by 4.6% between the two periods.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 1.6% on a same hospital basis during the three months ended December 31, 2002.  During the past several months, we successfully renegotiated payment rates with certain managed care providers in certain markets.  These efforts combined with improved Medicare reimbursement rates resulted in increased revenues per adjusted discharge during the three months ended December 31, 2002.  However, we experienced volume declines with certain payers as a result of these negotiation efforts.  We expect net revenues on a same hospital basis to improve as our renegotiation efforts continue and the impact of previously negotiated contracts is realized.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  We are currently in the process of expanding services at many of our hospitals including cardiac cath labs, emergency rooms, obstetrics units, MRI technology and open heart surgery units.  We were successful in recruiting new physicians to our hospitals during fiscal 2002 and have continued this important trend during the three months ended December 31, 2002.  We expect our physician recruiting and retention strategies, capital improvement plans and commitment to patient satisfaction to position our facilities to improve operating results and meet the health care needs of the markets we serve.

                Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 20.0% of our total revenues for the three months ended December 31, 2002, and increased $7.8 million or 17.1% from the prior year period due to a significant increase in the number of enrollees in the Phoenix Health Plan, primarily stemming from the passage of Proposition 204 that expanded eligibility for Arizona’s state Medicaid program.  We expect the enrollment for Phoenix Health Plan to increase at a slower pace than it has experienced during the past two years as the full effects of Proposition 204 are realized.

                Salaries and benefits.  Salaries and benefits increased $17.8 million or 18.7% during the three months ended December 31, 2002, compared to the prior year period.  Of this increase, $15.8 million related to the fiscal 2002 acquisitions.  Salaries and benefits expense as a percentage of revenues decreased from 42.7% for the three months ended December 31, 2001 to 42.3% for the three months ended December 31, 2002.  This decrease is due primarily to the $8.2 million increase in premium revenues for Phoenix Health Plan during the three months ended December 31, 2002, with only a $0.3 million increase in salaries and benefits during that same period.  The decrease is offset somewhat by increased nursing compensation, including increased utilization of contract nursing services, as a result of the nationwide nursing shortage as previously discussed.

                Medical claims expense.  Medical claims expense increased $6.0 million or 18.3% during the three months ended December 31, 2002, compared to the prior year period.  The increase is due to the significant increase in enrollees in the Phoenix Health Plan between the periods.  Medical claims expense as a percentage of revenues increased minimally for the three months ended December 31, 2002, compared to the prior year period.  Medical claims expense represents the amounts paid by our health plans for health care services provided to their members including an estimate of incurred but not reported claims.  Revenues and expenses between Phoenix Health Plan and our wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies.  Supplies increased $6.0 million or 20.9% during the three months ended December 31, 2002, compared to the prior year period.  Acquisitions during fiscal 2002 accounted for approximately $5.8 million of the increase.  Supplies expense as a percentage of revenues increased to 13.0% for the three months ended December 31, 2002, compared to 12.9% for the prior year period.  The slight increase in supplies expense primarily relates to higher acuity of surgeries performed (such as orthopedic and prosthetic procedures), which require a greater quantity of supplies and more costly supplies.  Also, increased prices in general supplies contributed to this increase.

                Insurance.  Insurance increased $2.3 million or 57.5% during the three months ended December 31, 2002, compared to the prior year period.  Fiscal 2002 acquisitions accounted for $1.3 million of this increase.  Insurance on a same hospital basis increased $1.0 million for the three months ended December 31, 2002, primarily due to changes in our professional and general liability coverage effective June 1, 2002.  On June 1, 2002, we established a wholly owned captive subsidiary to insure our general and professional liability risks at a $10.0 million retention level as compared to the $1.0 million self-insured retention level under our previous insurance policy.  We restructured our coverage due to substantial proposed premiums increases and the limited availability of carriers willing to underwrite professional and general liability insurance.  We also experienced an increase in premiums for our excess professional and general liability coverage and property coverage.

                Other operating expenses.  Other operating expenses increased $7.2 million or 22.8% during the three months ended December 31, 2002, compared to the prior year period.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, utilities and non-income taxes.  The fiscal 2002 acquisitions represented an increase of $5.1 million.  On a same hospital basis, other operating expenses increased $2.1 million during the three months ended December 31, 2002, compared to the prior year period primarily due to increases in repairs and maintenance and legal costs.

                Provision for doubtful accounts.  The provision for doubtful accounts was $13.7 million for the three months ended December 31, 2002, consistent with the prior year period.  The provision for doubtful accounts related to the fiscal 2002 acquisitions was approximately $2.4 million.  On a same hospital basis, the provision for doubtful accounts decreased by $2.4 million during the three months ended December 31, 2002 compared to the prior year period.  The significant decrease is primarily due to improved business office processes designed to expedite cash collections and reduce bad debts and greater than expected recoveries of accounts previously considered uncollectible.

                EBITDA.  EBITDA increased $4.9 million or 28.7% during the three months ended December 31, 2002, compared to the prior year period.  EBITDA related to the fiscal 2002 acquisitions was $1.3 million, while same hospital EBITDA improved by $3.6 million for the three months ended December 31, 2002, compared to the prior year period.  Same hospital EBITDA for each geographic market increased during the three months ended December 31, 2002, with the exception of the Los Angeles/Orange County market.  EBITDA for this market decreased by $0.9 million during the three months ended December 31, 2002, primarily due to adverse changes to utilization under certain payer contracts with unfavorable terms, increased salaries and benefits costs as a result of the nursing shortage in the market and intense competition from other hospitals in the market.  EBITDA for one of our hospitals in the market was negatively impacted by high utilization under global capitation plans, including out-of-network services.  We have terminated all unfavorable capitation contracts and maintain only two capitation contracts effective December 31, 2002.  As previously discussed, we are developing market-driven comprehensive recruiting and retention programs to address the nursing shortage.

                Depreciation and amortization.   Depreciation and amortization increased $3.0 million or 41.7% during the three months ended December 31, 2002, compared to the prior year period.  Substantially all of the increase relates to the depreciation and amortization expense for the property, plant and equipment and intangible assets acquired during calendar 2002.  As part of our commitment to improve the infrastructure and medical technologies and expand services at our hospitals, we have made capital expenditures of $41.9 million for existing hospitals, exclusive of expenditures relating to our construction of West Valley Hospital Medical Center, since December 31, 2001.  Since our adoption of the provisions of SFAS 141 and 142 effective July 1, 2002, there have been no changes in our depreciation or amortization policies.

                Interest.  Net interest for the three months ended December 31, 2002 was $7.3 million consistent with the prior year period.  Through December 31, 2002, our debt structure has remained the same since the issuance of the 9.75% Notes on July 30, 2001 resulting in consistent interest expense between the two periods.

                Minority interests and other non-operating expenses.  Minority interests represent the third party portion of earnings of certain non-wholly owned affiliates of the Company included in the Company’s condensed consolidated statements of operations.  Other non-operating expenses include equity method income or losses and gains or losses on sales of assets.

                Income taxes.  The provision for income taxes increased to $1.8 million for the three months ended December 31, 2002.  This represents an effective tax rate of approximately 41%.  There was no provision for income taxes for the three months ended December 31, 2001, due to a $1.1 million decrease in our valuation allowance.

                Net income.  Net income remained at $2.6 million from the prior year period.  The $4.9 million increase to EBITDA during the three months ended December 31, 2002, was offset by increases to depreciation and amortization and provision for income taxes of $3.0 million and $1.8 million, respectively.

                Health Plans.  Our health plans continue to generate positive operating results and cash flows.  For the three months ended December 31, 2002, premium revenues increased by $7.8 million compared to the prior year period, while operating expenses increased by $6.5 million compared to the prior year period.  This resulted in a $1.3 million increase in EBITDA for the health plans during the three months ended December 31, 2002, compared to the prior year period.  Enrollment in Phoenix Health Plan increased from approximately 62,000 at December 31, 2001 to approximately 74,000 at December 31, 2002.  Proposition 204, which expanded Medicaid eligibility, has played a significant role in the enrollment increase.  Other than medical claims costs that increase as enrollment increases, most of the other costs of the health plans do not fluctuate significantly as revenues increase.  Thus, we expect that profitability and cash flows of our health plans will continue to improve as enrollment increases.  However, we expect enrollment to increase at a slower pace than our health plans have experienced during the past two years as the full impact of Proposition 204 is realized.

Six months ended December 31, 2002 compared to six months ended December 31, 2001

                Revenues.  Revenues increased $104.8 million or 24.3% during the six months ended December 31, 2002, compared to the prior year period.  Acquisitions during fiscal 2002 accounted for $76.6 million of the increase.  On a same hospital basis, discharges increased by 1.5% during the six months ended December 31, 2002, compared to the prior year period, while adjusted discharges-hospitals (calculation includes a factor for outpatient volume) increased by 2.1% between the two periods.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 3.9% on a same hospital basis during the six months ended December 31, 2002.  During the past several months, we successfully renegotiated payment rates with certain managed care providers in certain markets.  These efforts combined with improved Medicare reimbursement rates resulted in increased revenues per adjusted discharge during the six months ended December 31, 2002.  However, we experienced volume declines with certain payers as a result of these negotiation efforts.  We expect net revenues on a same hospital basis to improve as our renegotiation efforts continue and the impact of previously negotiated contracts is realized.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  We are currently in the process of expanding services at many of our hospitals including cardiac cath labs, emergency rooms, obstetrics units, MRI technology and open heart surgery units.  We were successful in recruiting new physicians to our hospitals during fiscal 2002 and have continued this important trend during the six months ended December 31, 2002.  We expect our physician recruiting and retention strategies, capital improvement plans and commitment to patient satisfaction to position our facilities to improve operating results and meet the health care needs of the markets we serve.

                Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 20.2% of our total revenues for the six months ended December 31, 2002, and increased $21.4 million or 24.7% from the prior year period due to a significant increase in the number of enrollees in Phoenix Health Plan, primarily stemming from the passage of Proposition 204 that expanded eligibility for Arizona’s state Medicaid program.  We expect enrollment for Phoenix Health Plan to increase at a slower pace than it has experienced during the past two years as the full impact of Proposition 204 is realized.

                Salaries and benefits.  Salaries and benefits increased $45.1 million or 24.8% during the six months ended December 31, 2002, compared to the prior year period.  Of this increase, $37.9 million related to the fiscal 2002 acquisitions.  Salaries and benefits expense as a percentage of revenues increased from 42.3% for the six months ended December 31, 2001 to 42.4% for the six months ended December 31, 2002.  This increase is due primarily to the increased compensation for nursing services, including increased utilization of contract nursing services, as a result of the nationwide nursing shortage as previously discussed.  This increase is somewhat offset by $20.7 million increase in premium revenues for Phoenix Health Plan during the six months ended December 31, 2002, with only a $0.5 million increase in salaries and benefits during that same period.

                Medical claims expense.  Medical claims expense increased $15.9 million or 25.4% during the six months ended December 31, 2002, compared to the prior year period.  The increase is due to the significant increase in enrollees in Phoenix Health Plan between the periods.  Medical claims expense as a percentage of revenues increased minimally for the three months ended December 31, 2002, compared to the prior year period.  Medical claims expense represents the amounts paid by our health plans for health care services provided to their members including an estimate of incurred but not reported claims.  Revenues and expenses between Phoenix Health Plan and our wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies.  Supplies increased $17.9 million or 33.5% during the six months ended December 31, 2002, compared to the prior year period.  Acquisitions during fiscal 2002 accounted for approximately $13.8 million of the increase.  Supplies expense as a percentage of revenues increased to 13.4% for the six months ended December 31, 2002, compared to 12.4% for the prior year period.  The primary reason for this increase relates to the volume of surgeries performed and the types of surgeries performed during the two periods.  During the six months ended December 31, 2002, total surgeries performed increased by 15.7%, while orthopedic surgeries, which require more costly supplies, increased by 31.3% compared to the prior year period.

                Insurance.  Insurance increased $5.7 million or 83.8% during the six months ended December 31, 2002, compared to the prior year period.  Fiscal 2002 acquisitions accounted for $2.4 million of this increase.  Insurance on a same hospital basis increased $3.3 million for the six months ended December 31, 2002, primarily due to changes in our professional and general liability coverage effective June 1, 2002.  On June 1, 2002, we established a wholly owned captive subsidiary to insure our general and professional liability risks at a $10.0 million retention level as compared to the $1.0 million self-insured retention level under our previous insurance policy.  We restructured our coverage due to substantial proposed premium increases and the limited availability of carriers willing to underwrite professional and general liability insurance.  We also experienced an increase in premiums for our excess professional and general liability coverage and property coverage.

                Other operating expenses.  Other operating expenses increased $12.9 million or 20.4% during the six months ended December 31, 2002, compared to the prior year period.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, utilities and non-income taxes.  The fiscal 2002 acquisitions represented an increase of $11.4 million.  On a same hospital basis, other operating expenses increased $1.5 million during the six months ended December 31, 2002, compared to the prior year period primarily due to increases in repairs and maintenance and legal costs.

                Provision for doubtful accounts.  The provision for doubtful accounts decreased by $2.4 million or 8.0% for the six months ended December 31, 2002, compared to the prior year period.  The provision for doubtful accounts related to the fiscal 2002 acquisitions was approximately $5.4 million.  On a same hospital basis, the provision for doubtful accounts decreased by $7.8 million during the six months ended December 31, 2002 compared to the prior year period.  The significant decrease is primarily due to improved business office processes designed to expedite cash collections and reduce bad debts and greater than expected recoveries of accounts previously considered uncollectible.

                EBITDA.  EBITDA increased $9.7 million or 29.9% during the six months ended December 31, 2002, compared to the prior year period.  EBITDA related to the fiscal 2002 acquisitions was $5.6 million, while same hospital EBITDA improved by $4.1 million for the six months ended December 31, 2002, compared to the prior year period.  Same hospital EBITDA for each geographic market increased during the six months ended December 31, 2002, with the exception of the Los Angeles/Orange County market.  EBITDA for this market decreased by $1.5 million during the six months ended December 31, 2002, primarily due to adverse changes to utilization under certain payer contracts with unfavorable terms, increased salaries and benefits costs as a result of the nursing shortage in the market and intense competition from other hospitals in the market.  EBITDA for one of our hospitals in the market was negatively impacted by high utilization under global capitation plans, including out-of-network services.  We have terminated all unfavorable capitation contracts and maintain only two capitation contracts effective December 31, 2002.  As previously discussed, we are developing market-driven comprehensive recruiting and retention programs to address the nursing shortage.

                Depreciation and amortization.  Depreciation and amortization increased $4.7 million or 32.6% during the six months ended December 31, 2002, compared to the prior year period.  Substantially all of the increase relates to the depreciation and amortization expense for the property, plant and equipment and intangible assets acquired during calendar 2002.  As part of our commitment to improve the infrastructure and medical technologies and expand services at our hospitals, since December 31, 2001 we have made capital expenditures of $41.9 million for existing hospitals, exclusive of expenditures relating to our construction of West Valley Hospital Medical Center.  Since our adoption of the provisions of SFAS 141 and 142 effective July 1, 2002, there have been no changes in our depreciation or amortization policies.

                Interest.  Net interest for the six months ended December 31, 2002 increased by $1.4 million or 10.6% from the prior year period.  The increase in net interest expense relates to the issuance of the 9.75% Notes offset by the repayment on July 30, 2001 of the amounts outstanding under the 2000 credit facility and other outstanding term loans in the aggregate amount of approximately $147.0 million.  In addition, the Company incurred deferred loan costs of approximately $11.5 million related to the issuance of the 9.75% Notes and $3.5 million for the establishment of the 2001 credit facility.  The deferred loan costs are being amortized over the respective lives of the 9.75% Notes and the 2001 credit facility.

                Minority interests and other non-operating expenses.  Minority interests represent the third party portion of earnings of certain non-wholly owned affiliates of the Company included in the Company’s condensed consolidated statements of operations.  Other non-operating expenses include equity method income or losses and gains or losses on sales of assets.

                Income taxes.  The provision for income taxes increased to $3.4 million for the six months ended December 31, 2002.  This reflects an effective tax rate of approximately 41%.  The valuation allowance increased by $0.6 million during the six months ended December 31, 2001.

                Net income.  Net income increased by $6.6 million to $5.0 million for the six months ended December 31, 2002, from a net loss of $1.6 million during the prior year period.  The $9.7 million increase to EBITDA during the six months ended December 31, 2002, was offset by increases in net interest, depreciation and amortization and the provision for income taxes totaling $9.5 million.  We incurred debt extinguishment costs of $6.6 million during the six months ended December 31, 2001.

                Health Plans.  Our health plans continue to generate positive operating results and cash flows.  For the six months ended December 31, 2002, premium revenues increased by $21.4 million compared to the prior year period, while operating expenses increased by $17.9 million compared to the prior year period.  This resulted in a $3.5 million increase in EBITDA for the health plans during the six months ended December 31, 2002, compared to the prior year period.  Enrollment in Phoenix Health Plan increased from approximately 62,000 at December 31, 2001 to approximately 74,000 at December 31, 2002.  Proposition 204, which expanded Medicaid eligibility, has played a significant role in the enrollment increase.  Other than medical claims costs that increase as enrollment increases, most of the other costs of the health plans do not fluctuate significantly as revenues increase.  Thus, we expect that profitability and cash flows of our health plans will continue to improve as enrollment increases.  However, we expect enrollment to increase at a slower pace than our health plans have experienced during the past two years as the full impact of Proposition 204 is realized.

Liquidity and Capital Resources

                At December 31, 2002, we had working capital of $94.5 million, including cash and cash equivalents of $74.9 million.  Working capital at June 30, 2002 was $87.9 million.  Cash provided by operating activities increased from $27.2 million for the six months ended December 31, 2001 to $44.7 million for the six months ended December 31, 2002.  The Company was able to generate cash flows from operations through improved earnings before interest, taxes, depreciation and amortization, improved collections on accounts receivable and reductions in prepaid items.

                Cash used in investing activities decreased from $70.8 million for the six months ended December 31, 2001 to $29.7 million for the six months ended December 31, 2002.  The primary reason for the significant decrease is due to the cash paid for the Paradise Valley acquisition in November 2001.  We increased capital expenditures from $10.8 million for the six months ended December 31, 2001 to $30.0 million for the six months ended December 31, 2002.  We spent approximately $9.4 million related to our construction of West Valley Hospital Medical Center in metropolitan Phoenix, Arizona during the six months ended December 31, 2002.  The funding of our capital expenditures is in part subject to the timing of capital expenditures at Maryvale Hospital Medical Center, Arrowhead Community Hospital and Phoenix Baptist Hospital required as part of the respective purchase agreements for these facilities.  As of December 31, 2002, the Company has funded or committed to fund approximately $34.2 million of its $65.0 million commitment for these hospitals, and the Company expects to fulfill these commitments within the next four years.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Cash provided by financing activities decreased from $133.4 million for the six months ended December 31, 2001 to $4.4 million for the six months ended December 31, 2002.  The decrease was primarily attributable to significant proceeds received during 2001 related to the issuance of the 9.75% Notes offset by the repayment of (1) the 2000 credit facility, (2) early buyouts of certain capital leases and (3) payments of deferred loan costs incurred as part of the issuance of the 9.75% Notes and the execution of the binding documents in respect of the 2001 credit facility.

                On January 3, 2003, in connection with our purchase of the health care assets of Baptist Health System in San Antonio, Texas (“BHS”), we expanded our 2001 credit facility by adding a $150.0 million term loan facility to our existing revolving loan facility (“the amended 2001 credit facility”).  We utilized the proceeds of the $150.0 million in term loans to fund a portion of the purchase price paid to BHS.  The revolving loan facility capacity remains at $125.0 million under the amended 2001 credit facility.  Additionally as part of the BHS purchase price, we issued approximately $17.6 million of our convertible subordinated notes which provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into our common stock at a $3,500 per share conversion price.  We may not redeem the notes prior to January 1, 2008, and must pay premiums of 102% and 101% for redemptions during the two years subsequent to January 1, 2008, respectively, with redemptions thereafter being available at par.

                As of December 31, 2002, we had 23,328 shares of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  We originally issued 20,000 shares of PIK Preferred Stock on February 1, 2000 in connection with the acquisition of MacNeal Health Services.  We currently intend to issue and record paid-in-kind dividends annually at 8% of the liquidation value of the PIK Preferred Stock until January 31, 2007 and to pay cash dividends annually thereafter until the January 31, 2015 mandatory redemption date applicable to such shares.  The PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.  In connection with our purchase of the health care assets of BHS on January 3, 2003, we issued 30,000 shares of our Payable In Kind Cumulative Redeemable Preferred Stock, Series B (“Series B PIK Preferred Stock”) with a liquidation value of $1,000 per share.  We currently intend to issue and record paid in kind dividends annually at 6.25% of the liquidation value of the Series B PIK Preferred Stock until January 1, 2010 and to pay cash dividends annually thereafter until the January 31, 2015 mandatory redemption date applicable to such shares.

                On January 9, 2003, subsequent to our purchase of the health care assets of BHS and expansion of the 2001 credit facility, Standard and Poor’s 1) lowered our corporate credit rating from “B+” to “B”; 2) lowered the credit rating on the 9.75% Notes from “B-” to “CCC+”; and 3) affirmed the “B+” credit rating on our amended 2001 credit facility.  Standard and Poor’s stated that it made the downgrades due to its concerns about the size of the BHS acquisition and our ability to generate sufficient returns in relation to our indebtedness.  On December 2, 2002, Moody’s affirmed its existing rating of the $125.0 million revolving loan facility under the existing 2001 credit facility, affirmed its existing rating of the 9.75% Notes and assigned a “Ba3” rating to the $150.0 million term loans under the amended 2001 credit facility.

                We believe that working capital on hand, future operating cash flows and the availability of revolving borrowings under our amended 2001 credit facility are sufficient to meet our operating and capital needs for the foreseeable future.  Additionally, certain funds controlled by Morgan Stanley Capital Partners (the “MSCP Funds”) have previously entered into a subscription agreement with us to purchase an additional $274.0 million of our common stock to fund future acquisitions and cash flow needs.  Common stock purchases by the MSCP Funds are subject to several conditions outside the control of the Company, including the approval of MSCP’s internal Investment Committee.  No assurance can be given that any or all of such conditions to additional common stock purchases will be met.  We intend to acquire additional hospitals and will continue to seek acquisitions that fit our corporate growth strategy.  These acquisitions may, however, require financing in addition to the working capital on hand and future cash flows from operations.  Management continually assesses its capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes.

                We were subject to certain restrictive and financial covenants under the 2001 credit facility including a leverage ratio and an interest coverage ratio and capital expenditure restrictions.  Had our results of operations or cash flows declined and resulted in violation of one or more of these covenants, amounts outstanding under the 2001 credit facility would have become immediately payable.   We were in compliance with all such covenants under the 2001 credit facility as of December 31, 2002.

                We remain subject to similar types of covenants under the amended 2001 credit facility.  A senior leverage ratio was added to the amended 2001 credit facility for the benefit of the lenders, and adjustments were made to the leverage and interest coverage covenants and the permitted capital expenditure covenant to consider the effects of the BHS acquisition.  We expect to remain in compliance with the covenants set forth in the amended 2001 credit facility.  As of the date of this report, letters of credit of $9.0 million are outstanding under the amended 2001 credit facility.

                We are a party to certain rent shortfall or master lease agreements with certain unconsolidated entities and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business.  We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of December 31, 2002.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$29.3	$58.5	$58.5	$417.0	$563.3
Capital lease obligations	3.7	4.2	0.4	―	8.3
Operating leases	12.9	16.8	10.0	25.4	65.1
Other long-term obligations	0.3	0.6	0.6	1.7	3.2

Subtotal	$46.2	$80.1	$69.5	$444.1	$639.9

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvement commitments	$43.9	$0.5	$9.0	$0.5	$53.9
Guarantees of surety bonds	12.5	―	―	―	12.5
Letters of credit	―	―	9.0	―	9.0
Capital expenditure commitments	7.7	15.4	7.7	―	30.8
Physician commitments	4.4	―	―	―	4.4
Other commitments	0.1	0.2	0.1	0.6	1.0

Subtotal	$68.6	$16.1	$25.8	$1.1	$111.6

Total obligations and commitments	$114.8	$96.2	$95.3	$445.2	$751.5

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

                Allowance for Doubtful Accounts.  Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows.  As of December 31, 2002, the allowance for doubtful accounts is approximately 9.6% of the accounts receivable balance net of contractual discounts.  The primary collection risk lies with uninsured patient accounts or patient accounts for which the primary insurance carrier has paid but a patient portion remains outstanding.  We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  We continually monitor our accounts receivable balances and utilize cash collections data to support the basis for our estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations could have a significant impact on our results of operations and cash flows.

                Allowance for Contractual Discounts.  The percentage of our revenues derived from Medicare and managed care patients continues to increase.  For the six months ended December 31, 2002, Medicare and managed care revenues accounted for 85% of total gross patient revenues.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost report settlement provisions requiring complex calculations and assumptions subject to interpretation.  The significance of our third party settlement estimates has been exacerbated by the delays in the filing and review of Medicare cost reports due to delays in receiving necessary reports from Medicare fiscal intermediaries.  These delays hamper our ability to adjust third party settlement estimates in as timely and precise a manner as would be possible otherwise.  We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms.  Management has invested significant resources in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

                Insurance Reserves.  Given the nature of our operating environment, we are subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, we maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We purchase from third party insurers excess coverage for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of December 31, 2002, our professional and general liability accrual for asserted and unasserted claims was approximately $22.8 million, and is included within accrued expenses and other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets.  For the six months ended December 31, 2002, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $7.2 million.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves.  Medical claims expense as a percentage of revenues was 14.7% for the six months ended December 31, 2002, as compared to 14.5% for the prior-year period.  Given the increased patient enrollment of our health plans, the medical claims reserve has continually increased.  We estimate the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the six months ended December 31, 2002, approximately $13.4 million of health plan payments made to hospitals and other health care entities owned by us for services provided to our enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

                Health Care Reform.  In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the services provided by and reimbursement to health care providers in our markets.  The cost of certain proposals would be funded in significant part by reductions in payments by government programs, including Medicare and Medicaid, to health care providers or by taxes levied on hospitals or other providers.  We are unable to predict which, if any, proposals for health care reform will be adopted and we can not assure you that proposals adverse to our business will not be adopted.

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

                Malpractice and General Liability Claims.  Plaintiffs frequently bring actions against hospitals and other health care providers alleging malpractice or other liabilities.  Many of these claims involve large claims and significant defense costs.  We maintain professional and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities through a wholly owned captive insurance subsidiary and excess coverage policies with third party insurers.  Some of the claims, however, could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied.  Furthermore, our coverage may not continue to be available at a reasonable cost.  We are, from time to time, also subject to claims arising in the ordinary course of business, including employment related claims, damages related to personal injuries and other general claims.  Although management is not aware of any specific proceeding that would have a material adverse effect on our business, financial position or results of operations, the outcome of these cases are subject to numerous factors, and potential judgments could exceed our current insurance coverage.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of June 30, 2002, we maintained an interest rate swap agreement on a notional amount of $100.0 million of our 9.75% Notes.  The swap agreement effectively converted the 9.75% fixed rate of the notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  As of June 30, 2002, the variable rate was 5.69%.  Effective August 13, 2002, we terminated the interest rate swap agreement resulting in a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement, all $300.0 million of such notes bore interest at the 9.75% fixed rate.  Management may enter into additional derivative instruments to manage its interest rate risk in the future.

                The fair value of the 9.75% Notes was approximately $285.0 million as of December 31, 2002, based upon quoted market prices.  Because all of our long-term debt at December 31, 2002, bears interest at fixed rates since the termination in August 2002 of our interest rate swap agreement, we did not estimate changes to our interest expense or fair value of long-

term debt based upon hypothetical increases or decreases in interest rates.  In order to fund a portion of the purchase price of the BHS acquisition, we entered into the amended 2001 credit facility.  The $150.0 million in term loans borrowed under the amended 2001 credit facility bear interest at a variable interest rate based upon the LIBOR rate in effect on certain interest reset dates plus an applicable fixed margin.  In January 2003, we entered into an agreement with Bank of America, N.A. to swap the variable LIBOR rate for a notional amount of $147.0 million of our $150.0 million of term loans under the amended 2001 credit facility for a fixed rate of 1.77% for the one-year period commencing on July 3, 2003 and ending on July 3, 2004.  As of the date of this report, there is also a $9.5 million letter of credit outstanding under the amended 2001 credit facility.

Item 4.    Controls and Procedures.

                (a)           Evaluation of Disclosure Controls and Procedures

                                Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer,
                                of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in
                                Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the
                                “Act”)).  Based on their evaluation of such controls and procedures, our Chief Executive Officer and Chief
                                Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file under the Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and
                                Exchange Commission and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

                (b)           Changes in Internal Controls

                                There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of our Chief Executive Officer and Chief Financial
                                Officer referred to above.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

                The following persons were elected directors of the registrant by the holders of 100% of the registrant’s Common Stock by action taken by the written consent dated October 31, 2002 of such holders in lieu of an annual stockholders’ meeting:

Karen H. Bechtel
Eric T. Fry
Howard I. Hoffen
W. Lawrence Hough
Charles N. Martin, Jr.
Joseph D. Moore
Keith B. Pitts
Ronald P. Soltman

Item 6.    Exhibits And Reports On Form 8-K.

                (a)           Exhibits

                                2              Purchase and Sale Agreement, dated as of October 8, 2002, by and among Baptist Health System,
                                                VHS San Antonio Partners, L.P. and Vanguard Health Systems, Inc. (Incorporated by reference from Exhibit 10.1 to Vanguard’s Current Report on Form 8-K dated October 9, 2002.)

                                3              Certificate of Incorporation. (Incorporated by reference from Exhibit 3 to Vanguard’s Current
                                                Report on Form 8-K dated January 14, 2003.)

                                4.1           8.18% Convertible Subordinated Notes due 2013 of Vanguard Health Systems, Inc. dated
                                                January 1, 2003.  (Incorporated by reference from Exhibit 4 to Vanguard’s Current Report on Form 8-K dated January 14, 2003.)

                                4.2           Third Supplemental Indenture, dated as of October 31, 2002, among Vanguard, other
                                                Guarantors and the Trustee.

                                10.1         Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. dated as of January 1, 2003.  (Incorporated by reference from Exhibit 10.1 to Vanguard’s Current
                                                Report on Form 8-K dated January 14, 2003.)

                                10.2         License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003.  (Incorporated by reference from Exhibit 10.2 to Vanguard’s Current
                                                Report on Form 8-K dated January 14, 2003.)

                                10.3         First Amendment to Credit Agreement, dated October 8, 2002, among Vanguard Health Systems,
                                                Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the lenders parties thereto.  (Incorporated by reference to Exhibit 10.6 to Vanguard’s Current Report on Form 8-K
                                                dated October 9, 2002.)

                                10.4         Second Amendment to Credit Agreement, dated as of December 31, 2002, among Vanguard
                                                Health Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the
                                                lenders parties thereto.  (Incorporated by reference from Exhibit 10.4 to Vanguard’s Current
                                                Report on Form 8-K dated January 14, 2003.)

                                10.5         Incremental Term Loan Commitment Agreement, dated as of January 3, 2003, among Vanguard
                                                Health Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the
                                                term loan lenders party thereto.  (Incorporated by reference from Exhibit 10.5 to Vanguard’s
                                                Current Report on Form 8-K dated January 14, 2003.)

                                10.6         Amendment No. 25, effective January 1, 2003, to the Arizona Health Care Cost Containment
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

                (b)           Reports on Form 8-K

                                During the quarter ended December 31, 2002, the Company filed two Reports on Form 8-K related to its acquisition of Baptist Health System in San Antonio, Texas.  On October 9, 2002, we
                                filed a Current Report on Form 8-K reporting under Item 5 that the Company and Baptist Health
                                System had signed a definitive agreement pursuant to which the Company would acquire Baptist
                                Health System’s five acute care hospitals and related health care assets in San Antonio, Texas, and reporting under Item 7 certain exhibits related to such acquisition.  On November 29, 2002, we amended our Current Report on Form 8-K filed on October 9, 2002, by filing Amendment
                                No. 1 on Form 8-K/A for the purpose of including under Item 7 as an exhibit the audited financial statements of Baptist Health System as of and for the years ended August 31, 2002 and 2001.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 11, 2003                                                                VANGUARD HEALTH SYSTEMS, INC.

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

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  February 11, 2003

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

                4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

Date:  February 11, 2003

                                                                                                /s/ Joseph D. Moore
                                                                                                 Joseph D. Moore
                                                                                                Executive Vice President, Chief Financial Officer and Treasurer

                                                                                INDEX TO EXHIBITS

Exhibit No.             Description

         2                     Purchase and Sale Agreement, dated as of October 8, 2002, by and among Baptist Health
                                System, VHS San Antonio Partners, L.P. and Vanguard Health Systems, Inc.
                                (Incorporated by reference from Exhibit 10.1 to Vanguard’s Current Report on Form 8-K dated October 9, 2002.)

         3                     Certificate of Incorporation. (Incorporated by reference from Exhibit 3 to Vanguard’s
                                Current Report on Form 8-K dated January 14, 2003.)

      4.1                     8.18% Convertible Subordinated Notes due 2013 of Vanguard Health Systems, Inc. dated
                                January 1, 2003.  (Incorporated by reference from Exhibit 4 to Vanguard’s Current Report on Form 8-K dated January 14, 2003.)

      4.2                    Third Supplemental Indenture, dated as of October 31, 2002, among Vanguard, other
                                Guarantors and the Trustee.

    10.1                     Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. dated as of January 1, 2003.  (Incorporated by reference from Exhibit 10.1 to Vanguard’s Current
                                Report on Form 8-K dated January 14, 2003.)

    10.2                     License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003.  (Incorporated by reference from Exhibit 10.2 to Vanguard’s Current
                                Report on Form 8-K dated January 14, 2003.)

    10.3                     First Amendment to Credit Agreement, dated October 8, 2002, among Vanguard Health Systems,
                                Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the lenders parties thereto.  (Incorporated by reference to Exhibit 10.6 to Vanguard’s Current Report on Form 8-K
                                dated October 9, 2002.)

    10.4                     Second Amendment to Credit Agreement, dated as of December 31, 2002, among Vanguard
                                Health Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the
                                lenders parties thereto.  (Incorporated by reference from Exhibit 10.4 to Vanguard’s Current
                                Report on Form 8-K dated January 14, 2003.)

    10.5                     Incremental Term Loan Commitment Agreement, dated as of January 3, 2003, among Vanguard
                                Health Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the
                                term loan lenders party thereto.  (Incorporated by reference from Exhibit 10.5 to Vanguard’s
                                Current Report on Form 8-K dated January 14, 2003.)

    10.6                    Amendment No. 25, effective January 1, 2003, to the Arizona Health Care Cost Containment
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