Form 10-Q
period 2003-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2003-05-13
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

          There were 232,713 shares of Common Stock outstanding as of May 1, 2003 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	(Unaudited) March 31, 2003

ASSETS	(In thousands except share amounts)

Current assets:
Cash and cash equivalents	$55,408	$25,298
Accounts receivable, net of allowance for uncollectible accounts of approximately $23,173 and $46,447 at June 30, 2002 and March 31, 2003, respectively	169,363	216,185
Supplies	15,481	28,863
Prepaid expenses and other current assets	30,392	16,228

Total current assets	270,644	286,574
Property, plant and equipment, net of accumulated depreciation	454,837	724,982
Goodwill	79,078	94,202
Intangible assets, net of accumulated amortization	38,304	39,397
Other assets	9,081	27,178

Total assets	$851,944	$1,172,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,676	$76,791
Accrued interest	14,365	7,999
Accrued health claims	22,345	27,858
Other accrued expenses and current liabilities	92,595	94,103
Current maturities of long-term debt	3,762	6,620

Total current liabilities	182,743	213,371
Other liabilities	22,461	57,292
Long-term debt, less current maturities	311,018	474,940
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 23,328 and 55,194 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2002 and March 31, 2003, respectively, at redemption value	24,106	55,999
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	—	—
Common Stock; $.01 par value, 600,000 shares authorized, 203,308 and 232,700 shares issued and outstanding at June 30, 2002 and March 31, 2003, respectively	2	2
Additional paid in capital	305,369	353,477
Accumulated other comprehensive loss	—	(597)
Retained earnings	6,245	17,849

Total liabilities and stockholders’ equity	$851,944	$1,172,333

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2002	2003	2002	2003

	(Amounts shown in thousands)

Patient service revenues	$186,775	$348,390	$530,687	$775,683
Premium revenues	49,110	54,038	135,635	161,950

Total revenues	235,885	402,428	666,322	937,633

Costs and Expenses:
Salaries and benefits	99,118	175,264	281,064	402,301
Supplies	30,040	66,352	83,518	137,749
Medical claims expense	34,935	40,473	97,400	118,823
Purchased services	16,827	26,415	48,913	61,494
Provision for doubtful accounts	11,927	24,179	41,975	51,797
Insurance	2,937	8,538	9,710	21,068
Other operating expenses	13,466	23,042	38,409	57,048
Rents and leases	3,782	5,125	10,454	12,630
Depreciation and amortization	8,672	12,905	23,043	31,966
Interest, net	7,194	10,351	20,435	24,944
Debt extinguishment costs	—	—	6,627	—
Other	(58)	(809)	(695)	(1,192)

Income before income taxes	7,045	10,593	5,469	19,005
Income tax expense	620	3,950	642	7,400

Net income	6,425	6,643	4,827	11,605
Preferred stock dividends	(455)	(960)	(1,319)	(1,893)

Net income attributable to common stockholders	$5,970	$5,683	$3,508	$9,712

See accompanying notes

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,

	2002	2003

	(Amounts shown in thousands)
Operating activities:
Net income	$4,827	$11,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,043	31,966
Provision for doubtful accounts	41,975	51,797
Amortization of loan costs	1,018	1,142
Debt extinguishment costs	6,627	—
(Gain) loss on sale of assets	(297)	(73)
Changes in operating assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(49,307)	(48,577)
Establishment of accounts receivable of recent acquisitions	(1,522)	—
Supplies	(474)	(1,248)
Prepaid expenses and other current assets	(1,491)	16,149
Accounts payable	(3,781)	929
Accrued expenses and other current liabilities	59	(25,080)
Other liabilities	4,372	28,935

Net cash provided by operating activities	25,049	67,545

Investing activities:
Acquisitions including working capital settlement payments	(59,106)	(297,019)
Capital expenditures	(20,483)	(50,140)
Proceeds from asset dispositions	—	1,594
Proceeds from joint venture syndication	—	174
Other	(541)	323

Net cash used in investing activities	(80,130)	(345,068)

Financing activities:
Proceeds from long-term debt	300,000	167,642
Payments of long-term debt and capital leases	(153,026)	(3,435)
Payments of loan costs	(14,641)	(2,255)
Proceeds from termination of swap agreement	—	5,460
Exercise of stock options	20	—
Proceeds from common stock and PIK preferred stock issuances	—	80,001

Net cash provided by financing activities	132,353	247,413

Net increase (decrease) in cash and cash equivalents	77,272	(30,110)
Cash and cash equivalents, beginning of period	12,079	55,408

Cash and cash equivalents, end of period	$89,351	$25,298

Net cash paid for interest	$22,350	$27,965

Net cash paid (received) for income taxes	$873	$(113)

See accompanying notes

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of March 31, 2003 and for the three months and nine months then ended include the accounts of Vanguard Health Systems, Inc. (the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

                As of March 31, 2003, the Company owned 15 hospitals with a total of 3,666 beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; metropolitan Chicago, Illinois; and metropolitan San Antonio, Texas markets.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 76,000 members in Arizona as of March 31, 2003; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 53,000 member lives in metropolitan Chicago, Illinois as of March 31, 2003.

                Certain prior year amounts have been reclassified to conform to current year presentation.

2.             ADOPTION OF ACCOUNTING PRONOUNCEMENTS

                During the fourth quarter of the fiscal year ended June 30, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  The FASB issued SFAS 145 during April 2002.  SFAS 145 prohibits the classification of gains or losses from debt extinguishments as extraordinary items unless the criteria outlined in APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, are met.  SFAS 145 also eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  The Company’s unaudited condensed consolidated financial statements for the three months and nine months ended March 31, 2002 have been reclassified to reflect debt extinguishment costs as a component of income before income taxes.  The effects of the reclassification are as follows:

	Prior to Adoption	Subsequent to Adoption

	(in thousands)
For the three months ended March 31, 2002:
Condensed Consolidated Income Statements (unaudited)
Income before income taxes and extraordinary item	$7,045	$7,045
Income before extraordinary item	$4,228	$6,425
Extraordinary gain on extinguishment of debt	$2,197	$—
Net income	$6,425	$6,425

For the nine months ended March 31, 2002:
Condensed Consolidated Income Statements (unaudited)
Income before income taxes and extraordinary item	$12,096	$5,469
Income before extraordinary item	$8,568	$4,827
Extraordinary loss on extinguishment of debt	$(3,741)	$—
Net income	$4,827	$4,827

3.             ACQUISITIONS

Fiscal 2003 Acquisitions

                On January 3, 2003, but effective January 1, 2003, the Company, through a majority-owned subsidiary, acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in San Antonio, Texas, and surrounding areas of south Texas from Baptist Health System (“BHS”), a Texas not-for-profit corporation.  The net purchase price was $293.8 million, comprised of cash of $246.2 million, $30.0 million of the Company’s Series B payable-in-kind redeemable convertible preferred stock and approximately $17.6 million of the Company’s convertible subordinated notes due 2013 bearing interest at 8.18%.  The Company funded the cash portion of the purchase price with $150.0 million of proceeds under the amended 2001 credit facility, $50.0 million from private sales of its common stock and cash on hand of $46.2 million.  The BHS acquisition was accounted for using the purchase method of accounting.  The results of operations of BHS are included in the accompanying condensed consolidated income statement for the three months ended March 31, 2003.  The purchase price allocation for the BHS acquisition is subject to additional adjustment.

Fiscal 2002 Acquisitions

                On June 3, 2002, but effective June 1, 2002, the Company, through a majority-owned acquisition subsidiary, acquired substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”), a 369-bed acute care hospital located in Chicago, Illinois.  The acquisition subsidiary is a joint venture corporation owned 80.1% by the Company and 19.9% by an affiliate of the former owner of Weiss.  The net cash purchase price was $42.8 million, including a working capital settlement payment of $1.6 million, comprised of assets acquired of $62.1 million and liabilities assumed of $19.3 million.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  The Company funded the acquisition with a portion of the proceeds remaining from the issuance on July 30, 2001 of $300.0 million of its 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”).  The Weiss acquisition was accounted for using the purchase method of accounting.  The results of operations of Weiss are included in the accompanying condensed consolidated statement of operations for the three and nine months ended March 31, 2003.  The purchase price allocation for the Weiss acquisition is subject to additional adjustment.

                On November 1, 2001, the Company completed the acquisition of the assets of Paradise Valley Hospital (“Paradise Valley”), a 162-bed acute care hospital located in Phoenix, Arizona.  The net cash purchase price was $55.3 million, comprised of assets acquired of $59.8 million and liabilities assumed of $4.5 million.  The excess of the purchase price over net assets acquired was $4.3 million and has been allocated to net intangible assets and goodwill on the accompanying condensed consolidated balance sheets.  The Company funded the acquisition with a portion of its cash proceeds from the issuance of the 9.75% Notes.  The Paradise Valley acquisition was accounted for using the purchase method of accounting.

The results of operations of Paradise Valley are included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2002, and the three and nine months ended March 31, 2003.

                The purchase price for the fiscal 2003 acquisitions was allocated as follows (in thousands).

BHS

Fair value of assets acquired:
Cash	$20
Accounts receivable, net	50,785
Other current assets	14,035
Property, plant and equipment	248,952
Other assets	21,900
Goodwill and intangible assets	15,941

Assets acquired	351,633
Liabilities assumed	57,816

Purchase price of net assets acquired	293,817
Payable-In-Kind Preferred Stock issued	30,000
Subordinated notes issued	17,642

Cash paid for net assets acquired	$246,175

                This purchase price allocation will be adjusted subsequent to the working capital settlement with the seller and the Company’s finalization of its estimate of the value of the property, plant and equipment acquired.

                The purchase price for the fiscal 2002 acquisitions was allocated as follows (in thousands).

	Weiss	Paradise Valley	Total

Fair value of assets acquired:
Cash	$—	$2	$2
Accounts receivable, net	17,179	9,675	26,854
Other current assets	3,997	1,884	5,881
Property, plant and equipment	40,888	43,896	84,784
Goodwill and intangible assets	—	4,309	4,309

Assets acquired	62,064	59,766	121,830
Liabilities assumed	19,289	4,463	23,752

Cash paid for net assets acquired	$42,775	$55,303	$98,078

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the BHS acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income and non-income taxes (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2002	2003	2002	2003

Revenues	$349,938	$402,428	$973,978	$1,172,453

Income (loss) before income taxes	2,563	10,593	(15,459)	10,018
Provision for income taxes	13	3,950	25	3,897

Net income (loss)	$2,550	$6,643	$(15,484)	$6,121

4.             GOODWILL AND INTANGIBLE ASSETS

                Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  In accordance with these provisions, the Company reclassified its previous allocations of excess purchase price over net assets acquired between goodwill and intangible assets and re-assessed the amortization lives assigned to intangible assets.  The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2002 and March 31, 2003 (in thousands).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2002	March 31, 2003	June 30, 2002	March 31, 2003
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$15,000	$17,256	$1,186	$2,328
Contracts	7,910	7,910	1,302	2,105
Customer lists	2,250	2,250	1,480	2,250
Other	3,549	3,798	954	1,451

Subtotal	28,709	31,214	4,922	8,134
Indefinite-lived intangible assets:
License and accreditation	8,013	9,813	—	—
Other	6,504	6,504	—	—

Subtotal	14,517	16,317	—	—

Total	$43,226	$47,531	$4,922	$8,134

                Changes in the carrying amount of goodwill from June 30, 2002 to March 31, 2003 follows (in thousands).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2002	$67,689	$11,389	$79,078
Accrual of working capital settlement liability	1,093	—	1,093
Adjustments to accrued acquisition costs	(1,161)	—	(1,161)
Acquisition of BHS	15,192	—	15,192

Balance as of March 31, 2003	$82,813	$11,389	$94,202

                The Company will adjust goodwill once it has finalized the purchase price allocation for the BHS acquisition.

5.             FINANCING ARRANGEMENTS

                A summary of the Company’s long-term debt as of June 30, 2002 and March 31, 2003 follows (in thousands):

	June 30, 2002	March 31, 2003

9.75% Senior Subordinated Notes	$300,000	$300,000
Term loans payable under the amended 2001 credit facility	—	149,625
8.18% Convertible Subordinated Notes	—	17,642
Capital leases	9,300	12,242
FAS 133 valuation adjustment	3,343	—
Other	2,137	2,051

	314,780	481,560
Less: current maturities	(3,762)	(6,620)

	$311,018	$474,940

9.75% Senior Subordinated Notes

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

Credit facility debt

                Concurrent with the issuance of the 9.75% Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders with Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provided for up to $125.0 million of outstanding loans and letters of credit on a revolving basis and contemplated, but the lenders did not commit to, additional term loans of up to $250.0 million.  The Company would have been required to obtain commitments from its existing or new lenders to obtain the term loans, but no approval of the existing lenders was necessary for such term loans.  The applicable interest rate under the 2001 credit facility was based upon either: 1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s net debt to EBITDA ratio for the most recent four quarters.  The Company was subject to certain restrictive and financial covenants under the 2001 credit facility.  Obligations under the 2001 credit facility were guaranteed by most of the Company’s wholly owned domestic subsidiaries and were secured by liens on substantially all of the assets of the Company and its subsidiaries and by pledges of the stock of the Company’s subsidiaries.

                Upon the acquisition of BHS in January 2003, the Company expanded its 2001 credit facility by adding a $150.0 million term loan facility to its existing $125.0 million revolving loan facility (“the amended 2001 credit facility).  The Company utilized proceeds from the $150.0 million in term loans to fund a portion of the cash purchase price of the BHS acquisition.  The interest rate of the term loans is either: 1) LIBOR plus a margin of 4.25% or 2) a base rate plus a margin of 3.25%.  The outstanding term loans mature on January 3, 2010, and principal repayments of $375,000 are due at the end of each quarter starting on March 31, 2003 through December 31, 2008, after which four quarterly repayments of $35,250,000 are due starting on March 31, 2009 up to the maturity date.  The amended 2001 credit facility no longer contemplates any specified amount of additional term loans to the Company under the facility and, in addition, the facility now requires the approval of the existing lenders representing two-thirds of the then outstanding term loans and revolving loan commitments for any such additional term loans.  As of March 31, 2003, the Company had outstanding letters of credit of $20.8 million, primarily relating to a performance guaranty required by the contract between AHCCCS and Phoenix Health Plan, which is owned by a subsidiary of the Company.  Otherwise, there were no amounts outstanding under the revolving loan facility of the amended 2001 credit facility.  The Company is subject to certain restrictive and financial covenants under the amended 2001 credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions.  The Company was in compliance with all such covenants as of March 31, 2003.

                The Company incurred offering costs and loan costs of approximately $11.5 million, $3.5 million and $2.3 million for the 9.75% Notes, the 2001 credit facility and the amended 2001 credit facility, respectively.  The Company capitalized the costs associated with the offering of the 9.75% Notes and the procurement of the 2001 credit facility and amended 2001 credit facility and is amortizing such costs to interest expense over the 10-year life of the 9.75% Notes, the 5-year life of the 2001 credit facility and the 7-year life of the amended 2001 credit facility.

8.18% Convertible Subordinated Notes

                Upon the acquisition of BHS in January 2003, the Company issued approximately $17.6 million of its convertible subordinated notes that provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into the Company’s common stock at a $3,500 per share conversion price.  The Company may not redeem the notes prior to January 1, 2008, and must pay premiums of 102% for redemptions during the first year subsequent to January 1, 2008, and 101% for redemptions during the second year subsequent to January 1, 2008, with redemptions thereafter available at par.  Payment of the principal and interest of the 8.18% Convertible Subordinated Notes is subordinate to amounts owed for existing and future senior indebtedness of the Company.

Derivatives

                On May 3, 2000, the Company entered into a three-year interest rate collar having a notional principal amount of $67.0 million with a large financial institution as a result of a provision of the 2000 credit facility requiring the Company to maintain a form of interest rate protection.  The Company adopted the provisions of SFAS 133 effective July 1, 2000 for the collar agreement.  The instrument qualified as a cash flow hedge under SFAS 133 and initially expired on May 3, 2003.  The collar agreement included a 90-day settlement period at which time the Company made payments to the hedging financial institution for instances in which 90-day LIBOR dropped below the designated rate floor of 6.865% or received payments from the hedging financial institution for instances in which the 90-day LIBOR exceeded the designated rate ceiling of 8.0%.  The Company terminated the collar in July 2001 concurrently with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility resulting in the recognition of debt extinguishment costs – (see Note 8).

                On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement matures upon the maturity or redemption of the 9.75% Notes but may be terminated by either party at any time.  The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualified as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  On August 13, 2002, the Company terminated the swap agreement resulting in a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million portion of the payment was recorded as a deferred gain and will be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.  The unamortized deferred gain is included in other liabilities on the accompanying condensed consolidated balance sheet as of March 31, 2003.

                On January 17, 2003, the Company entered into an agreement with Bank of America, N.A. to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of its $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing July 3, 2003 and ending July 3, 2004.  The swap agreement qualifies as a cash flow hedge under SFAS 133, and the Company has elected the shortcut method of accounting due to the highly effective nature of the swap.  The fair market value of the swap agreement as of March 31, 2003, was a liability of $0.6 million and is included in other accrued expenses and current liabilities with an offsetting adjustment to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet as of March 31, 2003.

6.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation of ARB No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities.  Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity.  The Company will adopt the provisions of Interpretation No. 46 during the first quarter of its fiscal year 2004 for existing variable interest entities and is currently in the process of assessing the impact of this interpretation.

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

                In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others.  Interpretation No. 45 requires that certain guarantees be recorded at fair value at inception and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote.  The provisions of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not expect the Interpretation No. 45 to have a significant impact on its future results of operations or cash flows.

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

7.             STOCK BASED COMPENSATION

                SFAS 148, issued by the FASB in December 2002, provides alternative transition methods of voluntary adoption of fair-value based accounting for stock-based compensation as prescribed by SFAS 123.  The Company has not chosen to implement fair-value accounting for stock-based compensation under any of the transition alternatives outlined in SFAS 148 at this time.  The Company continues to account for stock-based compensation using the intrinsic value method as provided for under Accounting Principles Board Opinion No. 25 and related FASB Interpretations.  Accordingly, no compensation cost has been recognized for stock options granted for which the exercise price was equal to the fair value of the stock options at the date of grant.  All of the Company’s stock options have been granted to employees of the Company.

                The following table illustrates the effects on net income for the periods presented assuming the Company had applied fair-value accounting for stock-based compensation with the following weighted average assumptions:  risk free interest rate of 6.0%, dividend yield of 0.0% and a weighted average option life of 10 years.

	Three months ended March 31,		Nine months ended March 31,
	2002	2003	2002	2003

Net income	$6,425	$6,643	$4,827	$11,605
Pro forma compensation expense from stock options, net of taxes	(583)	(555)	(1,819)	(1,747)

Pro forma net income	$5,842	$6,088	$3,008	$9,858

8.             DEBT EXTINGUISHMENT COSTS

                Concurrent with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility, the Company expensed the remaining deferred loan costs associated with the 2000 credit facility of approximately $3.2 million and incurred penalties for the early termination of certain capital leases of $0.2 million, resulting in the recognition of debt extinguishment costs during the three months ended September 30, 2001.  Additionally, the Company paid approximately $3.7 million in July 2001 representing accrued interest on the interest rate collar and a settlement fee to terminate the collar agreement, which was required under the 2000 credit facility.  The termination fee of $3.2 million represented the fair market value of the collar agreement as of the termination date and is included in debt extinguishment costs for the nine months ended March 31, 2002.

9.             SEGMENT INFORMATION

                The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital, and Phoenix Health Plan, a Medicaid managed health plan in Arizona.

          The following tables provide condensed financial information by business segment for the three months and nine months ended March 31, 2002 and 2003, respectively, including a reconciliation of EBITDA to income before income taxes (in thousands).

	Three months ended March 31, 2002							Three months ended March 31, 2003

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$186,775	$	―	$186,775	$	―	$348,390	$	―	$348,390
Capitation premiums		49,110	―		―	49,110		54,038	―		―	54,038
Inter-segment revenues		―	6,676		(6,676)	―		―	5,997		(5,997)	―

Total revenues		49,110	193,451		(6,676)	235,885		54,038	354,387		(5,997)	402,428

Operating expenses - external		39,045	173,864		―	212,909		45,229	324,298		―	369,527
Operating expenses - inter-segment		6,676	―		(6,676)	―		5,997	―		(5,997)	―

Total operating expenses		45,721	173,864		(6,676)	212,909		51,226	324,298		(5,997)	369,527

EBITDA(1)		3,389	19,587		―	22,976		2,812	30,089		―	32,901

Depreciation and amortization		361	8,311		―	8,672		427	12,478		―	12,905
Interest, net		(262)	7,456		―	7,194		506	9,845		―	10,351
Minority interests		―	123		―	123		―	(139)		―	(139)
Equity method loss (income)		―	(95)		―	(95)		―	(936)		―	(936)
Loss (gain) on sale of assets		―	37		―	37		―	127		―	127
Debt extinguishment costs		―	―		―	―		―	―		―	―

Income before income taxes		$3,290	$3,755	$	―	$7,045		$1,879	$8,714	$	―	$10,593

Segment assets		$49,317	$750,157			$799,474		$53,217	$1,119,116			$1,172,333

	Nine months ended March 31, 2002							Nine months ended March 31, 2003

	Health Plans		Acute Care Services	Eliminations		Consolidated	Health Plans		Acute Care Services	Eliminations		Consolidated

Patient service revenues	$	―	$530,687	$	―	$530,687	$	―	$775,683	$	―	$775,683
Capitation premiums		135,635	―		―	135,635		161,950	―		―	161,950
Inter-segment revenues		―	19,465		(19,465)	―		―	19,418		(19,418)	―

Total revenues		135,635	550,152		(19,465)	666,322		161,950	795,101		(19,418)	937,633

Operating expenses - external		108,951	501,959		―	610,910		132,436	730,183		―	862,619
Operating expenses - inter-segment		19,465	―		(19,465)	―		19,418	―		(19,418)	―

Total operating expenses		128,416	501,959		(19,465)	610,910		151,854	730,183		(19,418)	862,619

EBITDA(1)		7,219	48,193		―	55,412		10,096	64,918		―	75,014

Depreciation and amortization		988	22,055		―	23,043		1,192	30,774		―	31,966
Interest, net		(357)	20,792		―	20,435		(291)	25,235		―	24,944
Minority interests		―	532		―	532		―	291		―	291
Equity method loss (income)		―	(397)		―	(397)		―	(1,119)		―	(1,119)
Loss (gain) on sale of assets		―	(297)		―	(297)		―	(73)		―	(73)
Debt extinguishment costs		―	6,627		―	6,627		―	―		―	―

Income (loss) before income taxes		$6,588	$(1,119)	$	―	$5,469		$9,195	$9,810	$	―	$19,005

____________________
(1) EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and debt extinguishment costs.  Management believes that EBITDA provides useful information about the Company’s financial performance to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA in the health care industry, along with other measures, to estimate the value of a company and to evaluate hospital performance and a company’s leverage capacity and ability to meet its debt service. EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  EBITDA also eliminates the effects of changes in interest rates which we believe relate to general trends in global capital markets, but are not necessarily indicative of the Company’s operating performance.  EBITDA is also used by management to determine compliance with covenants set forth in the Company’s principal bank credit facility, to determine the interest rate applicable to revolving loans under our principal bank credit facility, to measure performance for incentive compensation purposes and as an analytical indicator for purposes of allocating resources to the Company’s operating businesses and assessing their performance.  You should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

10.          COMMITMENTS AND CONTINGENCIES

                In certain of its acquisitions, the Company has committed to meet certain minimum post-acquisition capital expenditure requirements and certain construction and facility expansion obligations.  Management continually monitors compliance with these commitments.  In addition, management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on the Company’s results of operations or financial position, but the capital expenditure commitments could have an effect on the timing of the Company’s cash flows, including its need to borrow additional amounts under its revolving credit facility.

Capital Expenditure Commitments

                The Company has committed to make capital expenditures of $200.0 million in the acquisition agreement related to its purchase of the BHS assets and $50.0 million in the acquisition agreement related to its purchase of Phoenix Baptist Hospital and Arrowhead Community Hospital.  As of March 31, 2003, the remaining commitment under the BHS purchase agreement was $190.5 million while the remaining aggregate commitment under the Phoenix Baptist Hospital and Arrowhead Community Hospital agreement was approximately $29.0 million.  The commitments may be satisfied by third parties on behalf of the Company, including construction of medical office buildings by unrelated developers.  The Company is also in the process of constructing a new acute hospital in the West Valley of metropolitan Phoenix, Arizona and completing expansions at several of its existing hospitals.  The total estimated cost to complete the West Valley construction and expansion commitments at existing hospitals was approximately $49.8 million as of March 31, 2003.

Litigation

                The Company is presently, and from time to time, subject to various claims and lawsuits arising in the ordinary course of business.  Although the results of these claims and lawsuits cannot be predicted with certainty, management believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on the Company’s business, financial condition or results of operations.

Net Revenue

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Since implementation of the outpatient prospective payment system in August 2000, the due dates of all Medicare cost reports were extended due to delays in receiving necessary reports from Medicare fiscal intermediaries.  The Company currently has 6 unfiled Medicare cost reports relating to Medicare fiscal year-end 2002.  Net adjustments to third party settlements resulted in an increase to income before income taxes of $3.6 million and $6.1 million for the three months and nine months ended March 31, 2003, respectively, and had no material effect on pre-tax net income for the three months or nine months ended March 31, 2002.

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

Professional and General Liability Risks

                As is typical in the health care industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  Through May 31, 2002, the Company maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to the limited availability of carriers willing to underwrite professional and general liability coverage and unfavorable premium quotes received, effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage with third party insurers for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The Company intends to complete, during the 4th quarter of its fiscal year 2003, a transfer of the loss portfolio of its self-insured retention of reported incidents occurring prior to June 1, 2002, to its wholly owned captive insurance subsidiary.  The captive insurance subsidiary intends to fund claims costs from proceeds of premium payments received from the Company.  Although the Company has not experienced a significant increase in the quantity and severity of professional liability claims during the past year, the current industry environment appears to indicate an increase in the quantity and severity of such claims.  Also, as the Company’s period of ownership of its hospitals lengthens, management expects the Company’s claims volume to increase.  This environment has led to increased costs for professional liability premiums, including reinsurance premiums, which the Company expects to continue into the foreseeable future.

Guarantees

                The Company currently guarantees minimum rent revenues to the developers and managers of two medical office buildings located on the campuses of two of its hospitals through rental shortfall arrangements or master lease agreements.  The Company may also from time to time enter into parent-subsidiary guarantee arrangements in the ordinary course of operating its business.  The Company does not expect payments under any of these arrangements to have a significant impact on the Company’s future results of operations or cash flows.

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $15.0 million, an amount determined based upon Plan membership and capitation premiums received.  The Company maintains this performance guarantee in the form of surety bonds totaling $5.0 million with independent third party insurers that expire on September 30, 2003 and letters of credit to AHCCCS totaling $10.0 million.  The Company also maintains a $1.0 million letter of credit to collateralize its $5.0 million surety bond with the third party insurer.

11.          COMPREHENSIVE INCOME

                The components of comprehensive income, net of related taxes, are as follows (in thousands).

	Three months ended March 31,		Nine months ended March 31,
	2002	2003	2002	2003

Net income	$6,425	$6,643	$4,827	$11,605

Cumulative effect of change in accounting principle- fair value of interest rate collar	―	―	164	―
Net change in fair value of interest rate collar	―	―	1,590	―
Amortization of transition adjustment	―	―	(100)	―
Fair value of interest rate swap	―	(597)	―	(597)

Other comprehensive loss	―	(597)	1,654	(597)

Comprehensive income	$6,425	$6,046	$6,481	$11,008

                Upon the termination of the interest rate collar agreement in July 2001, the Company reclassified its previously recorded accumulated other comprehensive loss to debt extinguishment costs.

12.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the 9.75% Notes and the amended 2001 credit facility on an unconditional basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed the 9.75% Notes in conformity with the provisions of the indenture governing the 9.75% Notes and have not guaranteed the amended 2001 credit facility in conformity with the provisions thereof.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2002 and March 31, 2003 and for the three months and nine months ended March 31, 2002 and 2003, follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2003
(Unaudited)

	Parent

			Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$	―	$19,122	$6,176	$	―	$25,298
Accounts receivable, net		―	215,244	941		―	216,185
Supplies		―	28,694	169		―	28,863
Prepaid expenses and other current assets		―	15,150	2,251		(1,173)	16,228

Total current assets		―	278,210	9,537		(1,173)	286,574

Property, plant and equipment, net		―	718,715	6,267		―	724,982
Goodwill		―	93,943	259		―	94,202
Intangible assets, net		―	39,397	―		―	39,397
Investments in subsidiaries		373,855	―	―		(373,855)	―
Other assets		―	27,155	14,723		(14,700)	27,178

Total assets		$373,855	$1,157,420	$30,786		$(389,728)	$1,172,333

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$	―	$76,666	$125	$	―	$76,791
Accrued expenses and other current liabilities		1,853	127,780	1,896		(1,569)	129,960
Current maturities of long-term debt		―	6,445	175		―	6,620

Total current liabilities		1,853	210,891	2,196		(1,569)	213,371

Other liabilities		6,572	37,057	17,138		(3,475)	57,292
Long-term debt, less current maturities		―	472,390	2,550		―	474,940
Intercompany		(61,300)	73,306	(2,063)		(9,943)	―
Payable-In-Kind Preferred Stock		55,999	―	―		―	55,999
Stockholders’ equity		370,731	363,776	10,965		(374,741)	370,731

Total liabilities and stockholders’ equity		$373,855	$1,157,420	$30,786		$(389,728)	$1,172,333

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended March 31, 2002
(Unaudited)

	Parent

			Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$184,862	$1,913	$	―	$186,775
Premium revenues		―	49,110	―		―	49,110

Total revenues		―	233,972	1,913		―	235,885

Salaries and benefits		―	98,622	496		―	99,118
Medical claims expense		―	34,935	―		―	34,935
Supplies		―	29,698	342		―	30,040
Purchased services		―	16,770	57		―	16,827
Insurance		―	2,914	23		―	2,937
Other operating expenses		1	13,287	178		―	13,466
Provision for doubtful accounts		―	11,933	(6)		―	11,927
Rents and leases		―	3,651	131		―	3,782
Depreciation and amortization		―	8,583	89		―	8,672
Interest, net		―	7,180	14		―	7,194
Management fees		―	(42)	42		―	―
Debt extinguishment costs		―	―	―		―	―
Other		―	(58)	―		―	(58)

Total costs and expenses		1	227,473	1,366		―	228,840

Net income (loss) before income taxes		(1)	6,499	547		―	7,045
Income tax expense		614	6	―		―	620
Equity in earnings of subsidiaries		7,040	―	―		(7,040)	―

Net income		$6,425	$6,493	$547		$(7,040)	$6,425

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended March 31, 2003
(Unaudited)

	Parent

			Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations		Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$346,347	$2,043	$	―	$348,390
Premium revenues		―	54,038	5,094		(5,094)	54,038

Total revenues		―	400,385	7,137		(5,094)	402,428

Salaries and benefits		―	174,734	530		―	175,264
Medical claims expense		―	40,473	―		―	40,473
Supplies		―	65,962	390		―	66,352
Purchased services		―	26,360	55		―	26,415
Insurance		―	8,496	5,136		(5,094)	8,538
Other operating expenses		―	22,873	169		―	23,042
Provision for doubtful accounts		―	24,159	20		―	24,179
Rents and leases		―	4,999	126		―	5,125
Depreciation and amortization		―	12,774	131		―	12,905
Interest, net		―	10,744	(393)		―	10,351
Management fees		―	(44)	44		―	―
Other		―	(809)	―		―	(809)

Total costs and expenses		―	390,721	6,208		(5,094)	391,835

Net income before income taxes		―	9,664	929		―	10,593
Income tax expense		3,968	(18)	―		―	3,950
Equity in earnings (loss) of subsidiaries		10,611	―	―		(10,611)	―

Net income		$6,643	$9,682	$929		$(10,611)	$6,643

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the nine months ended March 31, 2002
(Unaudited)

	Parent

			Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$524,344	$6,343	$	―	$530,687
Premium revenues		―	135,635	―		―	135,635

Total revenues		―	659,979	6,343		―	666,322

Salaries and benefits		―	279,538	1,526		―	281,064
Medical claims expense		―	97,400	―		―	97,400
Supplies		―	82,456	1,062		―	83,518
Purchased services		―	48,737	176		―	48,913
Insurance		―	9,641	69		―	9,710
Other operating expenses		5	37,869	535		―	38,409
Provision for doubtful accounts		―	41,938	37		―	41,975
Rents and leases		―	10,055	399		―	10,454
Depreciation and amortization		―	22,839	204		―	23,043
Interest, net		(1)	20,375	61		―	20,435
Management fees		―	(139)	139		―	―
Debt extinguishment costs		―	6,627	―		―	6,627
Other		―	(695)	―		―	(695)

Total costs and expenses		4	656,641	4,208		―	660,853

Net income (loss) before income taxes		(4)	3,338	2,135		―	5,469
Income tax expense		626	16	―		―	642
Equity in earnings (loss) of subsidiaries		5,457	―	―		(5,457)	―

Net income		$4,827	$3,322	$2,135		$(5,457)	$4,827

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the nine months ended March 31, 2003
(Unaudited)

	Parent

			Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Patient service revenues	$	―	$769,682	$6,002	$	―	$775,683
Premium revenues		―	161,949	12,590		(12,590)	161,950

Total revenues		―	931,631	18,592		(12,590)	937,633

Salaries and benefits		―	400,702	1,598		―	402,301
Medical claims expense		―	118,823	―		―	118,823
Supplies		―	136,640	1,109		―	137,749
Purchased services		―	61,283	212		―	61,494
Insurance		―	20,942	12,716		(12,590)	21,068
Other operating expenses		―	56,587	461		―	57,048
Provision for doubtful accounts		―	51,725	72		―	51,797
Rents and leases		―	12,237	393		―	12,630
Depreciation and amortization		―	31,688	278		―	31,966
Interest, net		―	25,988	(1,044)		―	24,944
Management fees		―	(131)	131		―	―
Other		―	(1,192)	―		―	(1,192)

		―	915,292	15,926		(12,590)	918,628

Net income before income taxes		―	16,339	2,666		―	19,005
Income tax expense		7,355	45	―		―	7,400
Equity in earnings (loss) of subsidiaries		18,960	―	―		(18,960)	―

Net income		$11,605	$16,294	$2,666		$(18,960)	$11,605

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2002
(Unaudited)

	Parent

			Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Operating activities:
Net income		$4,827	$3,322	$2,135		$(5,457)	$4,827
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization		―	22,839	204		―	23,043
Provision for doubtful accounts		―	41,937	38		―	41,975
Amortization of loan costs		―	1,018	―		―	1,018
Loss (gain) on sale of assets		―	(297)	―		―	(297)
Debt extinguishment costs		―	6,627	―		―	6,627
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries		(5,457)	―	―		5,457	―
Accounts receivable		―	(49,632)	325		―	(49,307)
Establishment of accounts receivable of recent acquisitions		―	(1,522)	―		―	(1,522)
Supplies		―	(417)	(57)		―	(474)
Prepaid expenses and other current assets		(38)	(1,265)	(188)		―	(1,491)
Accounts payable		―	(3,591)	(190)		―	(3,781)
Accrued expenses and other current liabilities		(3,039)	3,043	55		―	59
Other liabilities		―	4,216	156		―	4,372

Net cash (used in) provided by operating activities		(3,707)	26,278	2,478		―	25,049
Investing activities:
Acquisitions, including working capital settlement payments		―	(59,106)	―		―	(59,106)
Capital expenditures		―	(20,474)	(9)		―	(20,483)
Proceeds from asset sales		―	―	―		―	―
Other		―	(536)	(5)		―	(541)

Net cash used in investing activities		―	(80,116)	(14)		―	(80,130)
Financing activities:
Proceeds from long-term debt		―	300,000	―		―	300,000
Payments of long-term debt and capital leases		―	(152,645)	(381)		―	(153,026)
Payments of loan costs		―	(14,641)	―		―	(14,641)
Cash provided by intercompany activity		3,687	(1,419)	(2,268)		―	―
Exercise of stock options		20	―	―		―	20

Net cash provided by (used in) financing activities		3,707	131,295	(2,649)		―	132,353

Net (decrease) increase in cash and cash equivalents		―	77,457	(185)		―	77,272
Cash and cash equivalents, beginning of period		―	11,734	345		―	12,079

Cash and cash equivalents, end of period	$	―	$89,191	$160	$	―	$89,351

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2003
(Unaudited)

	Parent

			Guarantor Subsidiaries	Combined Non-Guarantors		Eliminations	Total Consolidated

	(Amounts shown in thousands)

Operating activities:
Net income		$11,605	$16,294	$2,666		$(18,960)	$11,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		―	31,688	278		―	31,966
Provision for doubtful accounts		―	51,725	72		―	51,797
Amortization of loan costs		―	1,142	―		―	1,142
Loss (gain) on sale of assets		―	(73)	―		―	(73)
Debt extinguishment costs		―	―	―		―	―
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries		(18,960)	―	―		18,960	―
Accounts receivable		―	(48,497)	(80)		―	(48,577)
Establishment of accounts receivable of recent acquisitions		―	―	―		―	―
Supplies		―	(1,247)	(1)		―	(1,248)
Prepaid expenses and other current assets		2,785	15,358	(1,994)		―	16,149
Accounts payable		―	1,020	(91)		―	929
Accrued expenses and other current liabilities		1,849	(28,344)	1,415		―	(25,080)
Other liabilities		1,436	25,061	2,438		―	28,935

Net cash provided by operating activities		(1,285)	64,127	4,703		―	67,545
Investing activities:
Acquisitions, including working capital settlement payments		―	(297,019)	―		―	(297,019)
Capital expenditures		―	(49,894)	(246)		―	(50,140)
Proceeds from asset dispositions		―	1,594	―		―	1,594
Other		―	498	(1)		―	497

Net cash used in investing activities		―	(344,821)	(247)		―	(345,068)
Financing activities:
Proceeds from long-term debt		―	167,642	―		―	167,642
Payments of long-term debt and capital leases		―	(3,314)	(121)		―	(3,435)
Payments of loan costs		―	(2,255)	―		―	(2,255)
Cash provided by (used in) intercompany activity		(78,716)	77,243	1,473		―	―
Proceeds from termination of swap agreement		―	5,460	―		―	5,460
Proceeds from common and preferred stock issuances		80,001	―	―		―	80,001

Net cash provided by (used in) financing activities		1,285	244,776	1,352		―	247,413

Net increase (decrease) in cash and cash equivalents		―	(35,918)	5,808		―	(30,110)
Cash and cash equivalents, beginning of period		―	55,040	368		―	55,408

Cash and cash equivalents, end of period	$	―	$19,122	$6,176	$	―	$25,298

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

                •  Our ability to maintain or increase patient membership and control costs of our managed health care plans

                •  Changes in general economic conditions

                •  Increased cost of professional and general liability insurance and increases in the quantity and severity of professional liability claims

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

Overview

                As of March 31, 2003, we owned and operated 15 hospitals with a total of 3,666 licensed beds, and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, Chicago, Illinois, San Antonio, Texas, and Los Angeles/Orange County, California markets.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan, which serves approximately 76,000 members in Arizona; and MacNeal Health Providers, which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 53,000 member lives in metropolitan Chicago, Illinois.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital Medical Center, on June 1, 1998.

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

                On January 3, 2003, but effective January 1, 2003, we acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in and around San Antonio, Texas, from Baptist Health System (“BHS”).  The BHS acquisition purchase price was $293.8 million, comprised of cash of $246.2 million, $30.0 million of our Series B payable-in-kind preferred redeemable preferred stock and approximately $17.6 million of our convertible subordinated notes due 2013 bearing interest at 8.18%.  We funded the cash portion of the purchase price with $150.0 million of proceeds under our amended 2001 credit facility, $50.0 million from private sales of our common stock and $46.2 million of cash on hand.  The operations of BHS are included the condensed consolidated statement of operations for the three months ended March 31, 2003.

                On June 3, 2002, but effective June 1, 2002, we acquired, through a majority-owned acquisition subsidiary, substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”) in Chicago, Illinois, for a net cash purchase price of $42.8  million, including a working capital settlement payment of $1.6 million, comprised of assets acquired of $62.1 million and liabilities assumed of $19.3 million.  The Company owns 80.1% of the acquiring joint venture corporation with an affiliate of the seller maintaining a 19.9% ownership interest.  The Company received $2.5 million for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary.  We financed the acquisition with a portion of the proceeds from the issuance of the 9.75% Notes.  The operations of Weiss are included in the condensed consolidated statements of operations for the three months and nine months ended March 31, 2003.

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

                Although we expect the initiatives above to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures.  For the nine months ended March 31, 2003, discharges attributable to managed care, Medicare and Medicaid were 56%, 28% and 13% of total discharges, respectively.  For the nine months ended March 31, 2003, managed care, Medicare and Medicaid payers accounted for 55%, 30% and 9% of gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the nine months ended March 31, 2003, 65% of total surgeries performed were outpatient surgeries.  Outpatient revenues as a percentage of total gross patient revenues were 36% for both the nine months ended March 31, 2002 and 2003.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which supports increased inpatient days and surgeries.  Typically, the payments we receive for outpatient procedures are less than those for the same procedure in an inpatient setting.

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

General Trends

                Federal regulators, including the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services and the Centers for Medicare and Medicaid Services (“CMS”), have recently intensified their scrutiny of Medicare outlier payments to hospitals.  Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total DRG payments.  To achieve this mandate, in recent years CMS periodically adjusted the cost threshold used to determine eligibility and allocation of available Medicare outlier payments.  CMS has recently begun analyzing data to identify hospitals with high outlier payments for further audit or review.  Based upon data from our most recently filed Medicare cost reports, our Medicare outlier payments as a percentage of total Medicare DRG payments and as a percentage of total gross charges from all payer categories are 2.7% and 0.2%, respectively, which include the effects of the BHS and Weiss hospitals for a full one-year period.  Thus, we do not believe that we have a high level of outlier payments.  However, in March 2003, CMS proposed a rule that would modify the outlier formula in an effort to more accurately distribute outlier payments from the outlier pool to hospitals.  These changes include allowing fiscal intermediaries to utilize more recent tentative cost report information to determine outlier payments, requiring the use of hospital-specific cost to charge ratios in most cases and establishing a mechanism of recoupment of previous overpayments.  The current outlier threshold amount was not adjusted, but is subject to future adjustment pending further review of inpatient claims by CMS.  Based on the most recently proposed guidelines, we do not believe that our current level of outlier payments will be significantly affected.

                Certain other hospital companies have recently requested approval from CMS to adopt policies to provide discounts from gross charges to certain patients without qualifying insurance.  If these policies are approved by CMS, we intend to adopt similar policies.  Given that approval of such policies is pending, we have not yet formalized the specifics of our plan and, therefore, cannot predict the impact of such policy on our future operating results at this time.

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

                Upon renewal of our insurance policies effective June 1, 2002, we experienced a significant increase in premiums paid to insurance carriers, especially for professional and general liability coverage.  Prior to June 1, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Effective June 1, 2002, we established a wholly owned captive insurance subsidiary to insure our professional and general liability risks for individual claims up to $10.0 million, which resulted in a significant increase in accrual for claims incurred prior to June 1, 2002, but not reported until after June 1, 2002.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  We are currently in the process of negotiating our professional and general liability coverage for the period June 1, 2003 to May 31, 2004.  We intend to continue to insure our professional and general liability risks for individual claims through our captive insurance subsidiary at a retention level ranging from $5.0-$10.0 million.  Although we have not experienced a significant increase in the quantity and severity of professional liability claims during the past year, the current industry environment appears to indicate an increase in the quantity and severity of such claims.  This environment has led to increased costs in professional liability premiums, which we expect to continue into the foreseeable future.

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

                During the year ended June 30, 2002 and the nine months ended March 31, 2003, we renegotiated many of our contracts with managed care payers to improve reimbursement rates and improve operating results and cash flows.  Managed care payers are subject to pricing pressures, which often complicates our renegotiation efforts.  When renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

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

Results of Operations

                The following tables present a summary of our operating results for the three-month and nine month periods ended March 31, 2002 and 2003.

	(Unaudited) Three months ended March 31,

	2002		2003
	Amount	%	Amount	%

	(In millions)
Revenues	$235.9	100.0%	$402.4	100.0%

Salaries and benefits	99.1	42.0%	175.3	43.6%
Supplies	30.0	12.7%	66.4	16.5%
Medical claims expense	34.9	14.8%	40.5	10.0%
Insurance	2.9	1.2%	8.5	2.1%
Other operating expenses	34.2	14.5%	54.6	13.6%
Provision for doubtful accounts	11.9	5.1%	24.2	6.0%

EBITDA (1)	22.9		32.9
Depreciation and amortization	8.7	3.7%	12.9	3.2%
Interest expense, net	7.2	3.1%	10.4	2.6%
Debt extinguishment costs	―	0.0%	―	0.0%
Minority interests and other non-operating expenses	―	0.0%	(1.0)	(0.2)%

Income before income taxes	7.0	3.0%	10.6	2.6%
Provision for income taxes	0.6	0.3%	4.0	1.0%

Net income	$6.4	2.7%	$6.6	1.6%

	(Unaudited) Nine months ended March 31,
	2002		2003
	Amount	%	Amount	%

	(In millions)
Revenues	$666.3	100.0%	$937.6	100.0%

Salaries and benefits	281.1	42.2%	402.3	42.9%
Supplies	83.5	12.5%	137.7	14.7%
Medical claims expense	97.4	14.6%	118.8	12.7%
Insurance	9.7	1.5%	21.1	2.2%
Other operating expenses	97.2	14.6%	130.9	14.0%
Provision for doubtful accounts	42.0	6.3%	51.8	5.5%

EBITDA (1)	55.4		75.0
Depreciation and amortization	23.1	3.5%	32.0	3.4%
Interest, net	20.4	3.0%	24.9	2.7%
Debt extinguishment costs	6.6	1.0%	―	0.0%
Minority interests and other non-operating expenses	(0.2)	0.0%	(0.9)	(0.1)%

Income before income taxes	5.5	0.8%	19.0	2.0%
Provision for income taxes	0.7	0.1%	7.4	0.8%

Net income	$4.8	0.7%	$11.6	1.2%

____________________
(1) EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and debt extinguishment costs.  We believe that EBITDA provides useful information about our financial performance to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA in the health care industry, along with other measures, to estimate the value of a company and to evaluate hospital performance and a company’s leverage capacity and ability to meet its debt service.  EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  EBITDA also eliminates the effects of changes in interest rates which we believe relate to general trends in global capital markets, but are not necessarily indicative of our operating performance.  EBITDA is also used by us to determine compliance with covenants set forth in our principal bank credit facility, to determine the interest rate applicable to revolving loans under our principal bank credit facility, to measure performance for incentive compensation purposes and as an analytical indicator for purposes of allocating resources to our operating businesses and assessing their performance.  You should not consider EBITDA in isolation or as a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  EBITDA, as presented, may not be comparable to similarly titled measures of other companies.  We included a reconciliation of EBITDA to income before income taxes for the three months and nine months ended March 31, 2002 and 2003, in Note 9 to our condensed consolidated financial statements included in this Current Report on Form 10-Q.

                The following table provides a reconciliation of same-hospital EBITDA to same-hospital income before income taxes for the periods presented (in millions).  All corporate overhead expenses and interest expense related to our amended 2001 credit facility and 9.75% Notes are included in the same hospital totals.

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2002	2003	2002	2003

EBITDA	$22.9	$24.5	$50.4	$56.2
Less:
Depreciation and amortization	8.7	9.2	20.8	24.4
Interest, net	7.2	10.2	20.5	24.7
Minority interests	0.1	(0.1)	0.5	0.3
Equity method loss (income)	(0.1)	(0.2)	(0.4)	(0.3)
Loss (gain) on sale of assets	―	0.1	(0.3)	(0.1)
Debt extinguishment costs	―	―	6.6	―

Income before income taxes	$7.0	$5.3	$2.7	$7.2

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2002	2003	2002	2003

Number of hospitals at the end of period	9	15	9	15
Licensed beds	1,838	3,666	1,838	3,666
Discharges (a)	19,735	35,751	55,362	78,932
Adjusted discharges - hospitals (b)	28,504	50,980	80,966	115,360
Average length of stay (c)	4.18	4.33	4.06	4.14
Patient days (d)	82,550	154,857	224,845	326,515
Adjusted patient days - hospitals (e)	120,121	219,734	331,717	477,200
Net revenue per adjusted discharge - hospitals (f)	$6,208	$6,493	$6,021	$6,376
Gross inpatient revenue per discharge (g)	$18,624	$18,875	$17,913	$19,141
Outpatient surgeries (h)	9,241	14,542	27,327	34,581
Emergency room visits (i)	81,765	118,738	221,355	275,922

Same hospital indicators:
Number of hospitals	9	9	8	8
Total revenues (in millions) (j)	$235.9	$258.6	$634.6	$684.9
Patient service revenues (in millions) (k)	$186.8	$204.6	$499.0	$522.9
Discharges (l)	19,735	20,162	51,533	52,649
Adjusted discharges - hospitals (m)	28,504	29,913	74,891	77,488
Average length of stay (n)	4.18	4.02	4.08	3.98
Patient days (o)	82,550	81,111	210,370	209,300
Adjusted patient days - hospitals (p)	120,121	120,906	308,752	310,881
Net revenue per adjusted discharge – hospitals (q)	$6,208	$6,419	$6,088	$6,305
Gross inpatient revenue per discharge (r)	$18,769	$20,732	$18,179	$20,118
Outpatient surgeries (s)	9,241	9,745	25,189	25,255
Emergency room visits (t)	81,765	75,473	207,528	199,084

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2002	2003	2002	2003

Gross revenue payer mix:	27.5%	33.0%	25.0%	29.9%
Medicare	8.9%	9.3%	6.5%	8.8%
Medicaid	59.4%	52.1%	60.3%	54.8%
Managed Care	3.8%	2.0%	3.7%	2.4%
Commercial	0.5%	3.6%	4.4%	4.1%
Self pay
	100.0%	100.0%	100.0%	100.0%
Total

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

(f)

Net revenue per adjusted discharge – hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(g)	Gross inpatient revenue per discharge represents the average undiscounted charge for a patient stay and is an indicator of hospital pricing and acuity factors.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Same hospital total revenues represent revenues from entities owned (including health plans) for the entire three month or nine month periods of both years presented.

(k)

Same hospital patient service revenues represent patient service revenues (excluding health plan premium revenues) from entities owned for the entire three months or nine month periods of both years presented.

(l)	Same hospital discharges represent discharges for hospitals owned for the entire three month or nine month periods of both years presented.

(m)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient patient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month or nine month periods of both years presented.

(n)	Same hospital average length stay represents average length of stay for hospitals owned for the entire three month or nine month periods of both years presented.

(o)	Same hospital patient days represent patient days for hospitals owned for the entire three month or nine month periods of both years presented.

(p)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month or nine month periods of both years presented.

(q)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three month or nine month periods of both years presented.  This statistic measures the average net payment expected to be received for a patient’s stay in the those hospitals owned during both respective periods.

(r)

Same hospital gross inpatient revenue per discharge represents the average undiscounted charge for a patient stay for those hospitals owned for the entire three month or nine month periods for both years presented and is an indicator of pricing and acuity factors for those hospitals owned during both respective periods.

(s)

Same hospital outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers owned for the entire three month or nine month periods ending for both years presented, on an outpatient basis (patient overnight stays not necessary).

(t)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital or freestanding emergency room owned  for the entire three month or nine month periods for both years presented, regardless of whether an overnight stay is subsequently required.

Three months ended March 31, 2003 compared to three months ended March 31, 2002

                Revenues.  Revenues increased $166.5 million or 70.6% during the three months ended March 31, 2003, compared to the prior year period.  The BHS and Weiss acquisitions accounted for $143.8 million of the increase.  On a same hospital basis, discharges increased by 2.2% during the three months ended March 31, 2003, compared to the prior year period, while adjusted discharges-hospitals (which includes a factor for outpatient volume) increased by 4.9% between the two periods.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 3.4% on a same hospital basis during the three months ended March 31, 2003.  During the past several months, we successfully renegotiated payment rates with certain managed care providers in certain markets.  These efforts combined with improved Medicare reimbursement rates resulted in increased revenues per adjusted discharge during the three months ended March 31, 2003.  However, we experienced volume declines with certain payers as a result of these negotiation efforts.  We expect net revenues on a same hospital basis to improve as our renegotiation efforts continue and the impact of previously negotiated contracts is realized.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  We are currently in the process of expanding services at many of our hospitals including cardiac cath labs, emergency rooms, obstetrics units, MRI technology and surgery units.  We were successful in recruiting new physicians to our hospitals during fiscal 2002 and have continued this important trend during the three months ended March 31, 2003.  We expect our physician recruiting and retention strategies, capital improvement plans and commitment to patient satisfaction will position our facilities to improve operating results and meet the health care needs of the markets we serve.

                Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 13.4% of our total revenues for the three months ended March 31, 2003, and increased $4.9 million or 10.0% from the prior year period due to an increase in the number of enrollees in the Phoenix Health Plan, primarily stemming from the passage of Proposition 204 in 2000 that expanded eligibility for Arizona’s state Medicaid program.  We expect the enrollment for Phoenix Health Plan to increase at a slower pace than it has experienced during the past two years as the full effects of Proposition 204 are realized.

                Salaries and benefits.  Salaries and benefits increased $76.2 million or 76.9% during the three months ended March 31, 2003, compared to the prior year period.  Of this increase, $68.0 million related to the BHS and Weiss acquisitions.  Salaries and benefits expense as a percentage of revenues increased from 42.0% for the three months ended March 31, 2002 to 43.6% for the three months ended March 31, 2003.  This increase is due primarily to the BHS acquisition.  It typically takes several months before we are able to fully implement our staffing mix model at acquired hospitals, especially for significant acquisitions such as BHS.  Salaries and benefits as a percentage of revenues on a same hospital basis improved to 41.5% for the three months ended March 31, 2003 from 42.0% for the prior year period.

                Medical claims expense.  Medical claims expense increased $5.6 million or 16.0% during the three months ended March 31, 2003, compared to the prior year period.  The increase is due to the significant increase in enrollees in the Phoenix Health Plan between the periods.  Medical claims expense as a percentage of premium revenues increased to 74.9% for the three months ended March 31, 2003, compared to 71.1% for the prior year period.  Medical claims expense represents the amounts paid by our health plans for health care services provided to their members including an estimate of incurred but not reported claims.  Revenues and expenses between Phoenix Health Plan and our wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies.  Supplies increased $36.4 million or 121.3% during the three months ended March 31, 2003, compared to the prior year period.  The BHS and Weiss acquisitions accounted for approximately $33.1 million of the increase.  Supplies expense as a percentage of revenues increased to 16.5% for the three months ended March 31, 2003, compared to 12.7% for the prior year period.  Supplies expense as a percentage of net revenues on a same hospital basis increased only slightly to 12.8% for the three months ended March 31, 2003, compared to 12.7% for the prior year period.  Supplies as a percentage of revenues for BHS and Weiss are much higher than those of our other combined hospitals.  We expect that this ratio will decrease as we continue to transition supplies contracts at the BHS and Weiss hospitals to our Healthtrust Purchasing Group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

                Insurance.  Insurance increased $5.6 million or 193.1% during the three months ended March 31, 2003, compared to the prior year period.  The BHS and Weiss acquisitions accounted for $3.4 million of this increase.  Insurance on a same hospital basis increased $2.2 million for the three months ended March 31, 2003, primarily due to changes in our professional and general liability coverage effective June 1, 2002.  On June 1, 2002, we established a wholly owned captive subsidiary to insure our general and professional liability risks at a $10.0 million retention level as compared to the $1.0 million self-insured retention level under our previous insurance policy.  We restructured our coverage due to substantial proposed premiums increases and the limited availability of carriers willing to underwrite professional and general liability insurance.  We also experienced an increase in premiums for our excess professional and general liability coverage and property coverage.

                Other operating expenses.  Other operating expenses increased $20.4 million or 59.6% during the three months ended March 31, 2003, compared to the prior year period.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, utilities and non-income taxes.  The BHS and Weiss hospitals represented an increase of $19.8 million.  On a same hospital basis, other operating expenses increased $0.6 million during the three months ended March 31, 2003, compared to the prior year period primarily due to increases in repairs and maintenance costs and utilities costs.

                Provision for doubtful accounts.  The provision for doubtful accounts was $24.2 million for the three months ended March 31, 2003, an increase of $12.3 million or 103.4% from the prior year period.  The BHS and Weiss acquisitions accounted for $11.1 million of the increase.  On a same hospital basis, the provision for doubtful accounts increased by $1.2 million during the three months ended March 31, 2003 compared to the prior year period.  For the three months ended March 31, 2003, the provision for doubtful accounts as a percentage of revenues on a same hospital basis remained consistent with the prior year period.

                EBITDA.  EBITDA increased $10.0 million or 43.7% during the three months ended March 31, 2003, compared to the prior year period.  EBITDA related to the BHS and Weiss acquisitions was $8.4 million, while same hospital EBITDA improved by $1.6 million for the three months ended March 31, 2003, compared to the prior year period.  Same hospital EBITDA includes all corporate overhead expenses.  We included a reconciliation of EBITDA to income before income taxes for the three months ended March 31, 2002 and 2003, in Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

                Depreciation and amortization.  Depreciation and amortization increased $4.2 million or 48.3% during the three months ended March 31, 2003, compared to the prior year period.  $3.7 million of the increase relates to the BHS and Weiss acquisitions, while the remainder relates to capital purchases made during the period at our other hospitals.  As part of our commitment to improve the infrastructure and medical technologies and expand services at our hospitals, we have made capital expenditures of $48.3 million for existing hospitals, exclusive of expenditures relating to our construction of West

Valley Hospital Medical Center, since March 31, 2002.  Since our adoption of the provisions of SFAS 141 and 142 effective July 1, 2002, there have been no changes in our depreciation or amortization policies.

                Interest.  Net interest for the three months ended March 31, 2003 increased by $3.2 million or 44.4% from the prior year period.  The increase relates to the $150.0 million in term loan borrowings under our amended 2001 credit facility and the issuance of $17.6 million of our 8.18% redeemable convertible subordinated notes in January 2003 to fund the BHS acquisition.

                Minority interests and other non-operating expenses.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our condensed consolidated statements of operations.  Other non-operating expenses include equity method income or losses and gains or losses on sales of assets.

                Income taxes.  The provision for income taxes increased to $4.0 million for the three months ended March 31, 2003.  This represents an effective tax rate of approximately 37.7%.  The provision for income taxes for the three months ended March 31, 2002 was $0.6 million, an effective rate of 8.6% due to the reduction in our valuation allowance that affects our deferred tax assets.  We expect the effective tax rate to approximate 40% in future periods.

                Net income.  Net income increased to $6.6 million from $6.4 million for the prior year period, primarily due to the $10.0 million increase to EBITDA offset by increases to depreciation and amortization, net interest and the provision for income taxes.

                Health Plans.  Our health plans continue to generate positive operating results and cash flows.  For the three months ended March 31, 2003, premium revenues increased by $4.9 million compared to the prior year period, while operating expenses increased by $5.5 million compared to the prior year period.  This resulted in a $0.6 million decrease in EBITDA for the health plans during the three months ended March 31, 2003, compared to the prior year period due to increased medical claims costs.  Enrollment in Phoenix Health Plan increased from approximately 66,000 at March 31, 2002 to approximately 76,000 at March 31, 2003.  Proposition 204, which expanded Medicaid eligibility, has played a significant role in the enrollment increase.  We expect that profitability and cash flows of our health plans will remain steady or slightly improve as enrollment increases.  However, we expect enrollment to increase at a slower pace than our health plans have experienced during the past two years as the full impact of Proposition 204 is realized.

Nine months ended March 31, 2003 compared to nine months ended March 31, 2002

                Revenues.  Revenues increased $271.3 million or 40.7% during the nine months ended March 31, 2003, compared to the prior year period.  Acquisitions during fiscal 2002 and 2003 accounted for $221.0 million of the increase.  On a same hospital basis, discharges increased by 2.2% during the nine months ended March 31, 2003, compared to the prior year period, while adjusted discharges-hospitals (which includes a factor for outpatient volume) increased by 3.5% between the two periods.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 3.6% on a same hospital basis during the nine months ended March 31, 2003.  During the past several months, we successfully renegotiated payment rates with certain managed care providers in certain markets.  These efforts combined with improved Medicare reimbursement rates resulted in increased revenues per adjusted discharge during the nine months ended March 31, 2003.  However, we experienced volume declines with certain payers as a result of these negotiation efforts.  We expect net revenues on a same hospital basis to improve as our renegotiation efforts continue and the impact of previously negotiated contracts is realized.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  We are currently in the process of expanding services at many of our hospitals including cardiac cath labs, emergency rooms, obstetrics units, MRI technology and surgery units.  We were successful in recruiting new physicians to our hospitals during fiscal 2002 and have continued this important trend during the nine months ended March 31, 2003.  We expect our physician recruiting and retention strategies, capital improvement plans and commitment to patient satisfaction will position our facilities to improve operating results and meet the health care needs of the markets we serve.

                Health plan premium revenues represent capitated payments received by our health plans from third party payers, the largest of which is the state of Arizona Medicaid program, for managing the health care of covered members.  Health plan premium revenues represented 17.3% of our total revenues for the nine months ended March 31, 2003, and increased $26.3 million or 19.4% from the prior year period due to a significant increase in the number of enrollees in Phoenix Health Plan, primarily stemming from the passage of Proposition 204 in 2000 that expanded eligibility for Arizona’s state Medicaid program.  We expect enrollment for Phoenix Health Plan to increase at a slower pace than it has experienced during the past two years as the full effects of Proposition 204 are realized.

                Salaries and benefits.  Salaries and benefits increased $121.2 million or 43.1% during the nine months ended March 31, 2003, compared to the prior year period.  Of this increase, $106.1 million related to the fiscal 2002 and 2003 acquisitions.  Salaries and benefits expense as a percentage of revenues increased from 42.2% for the nine months ended March 31, 2002 to 42.9% for the nine months ended March 31, 2003.  The increase is primarily due to the BHS and Weiss acquisitions.  It typically takes several months before we are able to fully implement our staffing mix model at acquired hospitals.  Salaries and benefits as a percentage of revenues on a same hospital basis improved to 41.1% for the nine months ended March 31, 2003 from 41.9% for the prior year period.  We experienced higher labor costs for nursing services, including increased utilization of contract nursing services, as a result of the nationwide nursing shortage as previously discussed.  The impact of these increases is lessened by the $26.6 million increase in premium revenues for Phoenix Health Plan during the nine months ended March 31, 2003, with only a $0.5 million increase in salaries and benefits during that same period.

                Medical claims expense.  Medical claims expense increased $21.4 million or 22.0% during the nine months ended March 31, 2003, compared to the prior year period.  The increase is due to the significant increase in enrollees in Phoenix Health Plan between the periods.  Medical claims expense as a percentage of premium revenues increased slightly from 71.8% to 73.3% for the nine months ended March 31, 2003, compared to the prior year period.  Medical claims expense represents the amounts paid by our health plans for health care services provided to their members including an estimate of incurred but not reported claims.  Revenues and expenses between Phoenix Health Plan and our wholly owned hospitals and related outpatient service providers are eliminated in consolidation.

                Supplies.  Supplies increased $54.2 million or 64.9% during the nine months ended March 31, 2003, compared to the prior year period.  Acquisitions during fiscal 2002 and 2003 accounted for approximately $47.3 million of the increase.  Supplies expense as a percentage of revenues increased to 14.7% for the nine months ended March 31, 2003, compared to 12.5% for the prior year period.  The primary reason for this increase relates to the BHS and Weiss acquisitions.  Supplies as a percentage of revenues for BHS and Weiss are much higher than those of our other combined hospitals.  Supplies as a percentage of revenues on a same hospital basis remained consistent for the nine months ended March 31, 2003, compared to the prior year period.  We expect that this ratio will improve as we continue to transition supplies contracts at these two hospitals to our Healthtrust Purchasing Group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

                Insurance.  Insurance increased $11.4 million or 117.5% during the nine months ended March 31, 2003, compared to the prior year period.  Fiscal 2002 and 2003 acquisitions accounted for $6.0 million of this increase.  Insurance on a same hospital basis increased $5.4 million for the nine months ended March 31, 2003, primarily due to changes in our professional and general liability coverage effective June 1, 2002.  On June 1, 2002, we established a wholly owned captive subsidiary to insure our general and professional liability risks at a $10.0 million retention level as compared to the $1.0 million self-insured retention level under our previous insurance policy.  We restructured our coverage due to substantial proposed premium increases and the limited availability of carriers willing to underwrite professional and general liability insurance.  We also experienced an increase in premiums for our excess professional and general liability coverage and property coverage.

                Other operating expenses.  Other operating expenses increased $33.7 million or 34.7% during the nine months ended March 31, 2003, compared to the prior year period.  Other operating expenses include professional fees, purchased services, rents and leases, repairs and maintenance, utilities and non-income taxes.  The fiscal 2002 and 2003 acquisitions represented an increase of $31.2 million.  On a same hospital basis, other operating expenses increased $2.5 million during the nine months ended March 31, 2003, compared to the prior year period primarily due to increases in repairs and maintenance and legal costs.

                Provision for doubtful accounts.  The provision for doubtful accounts increased by $9.8 million or 23.3% for the nine months ended March 31, 2003, compared to the prior year period.  The provision for doubtful accounts related to the fiscal 2002 and 2003 acquisitions was approximately $16.7 million.  On a same hospital basis, the provision for doubtful accounts decreased by $6.9 million during the nine months ended March 31, 2003 compared to the prior year period.  The decrease is primarily due to improved business office processes designed to expedite cash collections and reduce bad debts and greater than expected recoveries of accounts previously considered uncollectible.

                EBITDA.  EBITDA increased $19.6 million or 35.4% during the nine months ended March 31, 2003, compared to the prior year period.  The EBITDA increase related to the fiscal 2002 and 2003 acquisitions was $13.8 million, while same hospital EBITDA improved by $5.8 million for the nine months ended March 31, 2003, compared to the prior year period.  Same hospital EBITDA includes all corporate overhead expenses.  We included a reconciliation of EBITDA to income before income taxes for the nine months ended March 31, 2002 and 2003, in Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

                Depreciation and amortization.  Depreciation and amortization increased $8.9 million or 38.5% during the nine months ended March 31, 2003, compared to the prior year period.  $6.5 million of the increase relates to fiscal 2002 and 2003 acquisitions, while the remainder relates to capital purchases made during the period at our other hospitals.  As part of our commitment to improve the infrastructure and medical technologies and expand services at our hospitals, since March 31, 2002 we have made capital expenditures of $48.3 million for existing hospitals, exclusive of expenditures relating to our construction of West Valley Hospital Medical Center.  Since our adoption of the provisions of SFAS 141 and 142 effective July 1, 2002, there have been no changes in our depreciation or amortization policies.

                Interest.  Net interest for the nine months ended March 31, 2003 increased by $4.5 million or 22.1% from the prior year period.  The increase relates to the $150.0 million in term loan borrowings under our amended 2001 credit facility and the issuance of $17.6 million of our 8.18% redeemable convertible subordinated notes in January 2003 to fund the BHS acquisition.

                Minority interests and other non-operating expenses.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our condensed consolidated statements of operations.  Other non-operating expenses include equity method income or losses and gains or losses on sales of assets.

                Income taxes.  The provision for income taxes increased to $7.4 million for the nine months ended March 31, 2003.  This reflects an effective tax rate of approximately 38.9%.  The provision for income taxes for the prior year period was $0.7 million, an effective tax rate of 12.7% due to the reduction in our valuation allowance that affects our deferred tax assets.  We expect our effective tax rate to approximate 40% in future periods.

                Net income.  Net income increased by $6.8 million to $11.6 million for the nine months ended March 31, 2003, from $4.8 million during the prior year period.  The $19.6 million increase to EBITDA during the nine months ended March 31, 2003, was offset by increases in net interest, depreciation and amortization and the provision for income taxes totaling $20.1 million.  We incurred debt extinguishment costs of $6.6 million during the nine months ended March 31, 2002.

                Health Plans.  Our health plans continue to generate positive operating results and cash flows.  For the nine months ended March 31, 2003, premium revenues increased by $26.3 million compared to the prior year period, while operating expenses increased by $23.4 million compared to the prior year period.  This resulted in a $2.9 million increase in EBITDA for the health plans during the nine months ended March 31, 2003, compared to the prior year period.  Enrollment in Phoenix Health Plan increased from approximately 66,000 at March 31, 2002 to approximately 76,000 at March 31, 2003.  Proposition 204, which expanded Medicaid eligibility, has played a significant role in the enrollment increase.  Other than medical claims costs that increase as enrollment increases, most of the other costs of the health plans do not fluctuate significantly as revenues increase.  Thus, we expect that profitability and cash flows of our health plans will remain steady or slightly improve as enrollment increases.  However, we expect enrollment to increase at a slower pace than our health plans have experienced during the past two years as the full impact of Proposition 204 is realized.

Liquidity and Capital Resources

                At March 31, 2003, we had working capital of $73.2 million, including cash and cash equivalents of $25.3 million.  Working capital at June 30, 2002 was $87.9 million.  Cash provided by operating activities increased from $25.0 million for the nine months ended March 31, 2002 to $67.5 million for the nine months ended March 31, 2003.  The Company was able to generate cash flows from operations through improved EBITDA, improved collections on accounts receivable and reductions in prepaid items.

                Cash used in investing activities increased from $80.1 million for the nine months ended March 31, 2002 to $345.1 million for the nine months ended March 31, 2003.  The primary reason for the significant increase is due to the cash paid for the BHS acquisition in January 2003.  We increased capital expenditures from $20.5 million for the nine months ended March 31, 2002 to $50.1 million for the nine months ended March 31, 2003.  We spent approximately $15.4 million related to our construction of West Valley Hospital Medical Center in metropolitan Phoenix, Arizona during the nine months ended March 31, 2003.  The funding of our capital expenditures is in part subject to the timing of capital expenditures at the BHS hospitals and Arrowhead Community Hospital and Phoenix Baptist Hospital required as part of the respective purchase agreements for these facilities.  As of March 31, 2003, the Company has funded or committed to fund approximately $30.5 million of its $250.0 million commitment for these hospitals, and the Company expects to fulfill these commitments within the next seven years.  The commitments can be satisfied by third parties on our behalf.  For example, if we arranged for an unrelated developer to construct a medical office building in the market, such costs would satisfy a portion of our commitment.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Cash provided by financing activities increased from $132.4 million for the nine months ended March 31, 2002 to $247.4 million for the nine months ended March 31, 2003.  The increase was primarily attributable to proceeds from debt and equity instruments used to finance the BHS acquisition described below.

                On January 3, 2003, in connection with our purchase of the health care assets of Baptist Health System in San Antonio, Texas (“BHS”), we expanded our 2001 credit facility by adding a $150.0 million term loan facility to our existing revolving loan facility (“the amended 2001 credit facility”).  We utilized the proceeds of the $150.0 million in term loans to fund a portion of the purchase price paid to BHS.  The revolving loan facility capacity remains at $125.0 million under the amended 2001 credit facility.  Additionally, as part of the BHS purchase price, we issued approximately $17.6 million of our convertible subordinated notes which provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into our common stock at a $3,500 per share conversion price.  We may not redeem the notes prior to January 1, 2008, and must pay premiums of 102% and 101% for redemptions during the two years subsequent to January 1, 2008, respectively, with redemptions thereafter being available at par.

                As of March 31, 2003, we had 55,194 shares of two series of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  We issued 20,000 shares of our first series of PIK Preferred Stock (“Series A”) on February 1, 2000 in connection with the acquisition of MacNeal Health Services.  We currently intend to issue and record paid-in-kind dividends annually at 8% of the liquidation value of the Series A PIK Preferred Stock until January 31, 2007 and to pay cash dividends annually thereafter until the January 31, 2015 mandatory redemption date applicable to such shares.  The Series A PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.  In connection with our purchase of the health care assets of BHS on January 3, 2003, we issued 30,000 shares of our Series B PIK Preferred Stock with a liquidation value of $1,000 per share.  We currently intend to issue and record paid in kind dividends annually at 6.25% of the liquidation value of the Series B PIK Preferred Stock until January 1, 2010 and to pay cash dividends annually thereafter until the January 31, 2015 mandatory redemption date applicable to such shares.  The Series B PIK Preferred Stock is convertible to our common stock at any time at a $3,500 per share conversion price.

                On January 9, 2003, subsequent to our purchase of the health care assets of BHS and expansion of the 2001 credit facility, Standard and Poor’s 1) lowered our corporate credit rating from “B+” to “B”; 2) lowered the credit rating on the 9.75% Notes from “B-” to “CCC+”; and 3) affirmed the “B+” credit rating on our amended 2001 credit facility.  Standard and Poor’s stated that it made the downgrades due to its concerns about the size of the BHS acquisition and our ability to generate sufficient returns in relation to our indebtedness.  On December 2, 2002, Moody’s affirmed its existing rating of “Ba3” for the $125.0 million revolving loan facility under the existing 2001 credit facility, affirmed its existing rating of “Ba3” for the 9.75% Notes and assigned a “Ba3” rating to the $150.0 million term loans under the amended 2001 credit facility.

                We believe that working capital on hand, future operating cash flows and the availability of revolving borrowings under our amended 2001 credit facility are sufficient to meet our operating and capital needs for the foreseeable future.  Additionally, certain funds controlled by Morgan Stanley Capital Partners (the “MSCP Funds”) have previously entered into a subscription agreement with us to purchase an additional $274.0 million of our common stock to fund future acquisitions and cash flow needs.   Common stock purchases by the MSCP Funds are subject to several conditions outside the control of the Company, including the approval of MSCP’s internal Investment Committee.  No assurance can be given that any or all of such conditions to additional common stock purchases will be met.  In addition to continuing construction costs of West Valley Medical Center, we anticipate spending up to an additional $40.0 million on facilities expansion and renovation projects and medical technologies upgrades during the 4th quarter of fiscal 2003.  We expect that funding for these capital projects will require that we draw on our revolving loan facility during the upcoming quarter.  We also intend to acquire additional hospitals and will continue to seek acquisitions that fit our corporate growth strategy.  These acquisitions would require financing in addition to working capital on hand, future cash flows from operations and amounts available under our revolving loan facility.  Management continually assesses its capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes.

                We are subject to certain restrictive and financial covenants under the amended 2001 credit facility including a leverage ratio, an interest coverage ratio, a senior leverage ratio and capital expenditure restrictions.  At March 31, 2003, we were in compliance with the covenants set forth in the amended 2001 credit facility.  As of the date of this report, letters of credit of $20.8 million are outstanding under the amended 2001 credit facility.

                We are a party to certain rent shortfall or master lease agreements with certain unconsolidated entities and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business.  We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of March 31, 2003.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$41.2	$85.4	$85.4	$588.1	$800.1
Capital lease obligations	5.8	7.1	1.1	―	14.0
Operating leases	17.8	22.6	14.1	29.5	84.0
Other long-term obligations	0.3	0.6	0.6	1.7	3.2

Subtotal	$65.1	$115.7	$101.2	$619.3	$901.3

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvement commitments	$39.8	$0.5	$9.0	$0.5	$49.8
Guarantees of surety bonds	5.0	―	―	―	5.0
Letters of credit	―	―	―	20.8	20.8
Capital expenditure commitments	37.7	82.1	72.2	27.5	219.5
Physician commitments	3.8	―	―	―	3.8
Minimum rent revenue commitments	0.4	0.2	0.1	0.6	1.3

Subtotal	$86.7	$82.8	$81.3	$49.4	$300.2

Total obligations and commitments	$151.8	$198.5	$182.5	$668.7	$1,201.5

The health care industry is typically not directly impacted by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending.  However, our hospitals and related outpatient service providers may be indirectly negatively impacted to the extent such economic conditions result in decreased elective procedures performed or decreased reimbursements to us by federal or state governments or managed care payers.  Management is not aware of any economic trends that would lead us to believe that we will not be able to remain in compliance with all of our debt covenants and meet all of our required obligations and commitments in the near future.

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

                Allowance for Doubtful Accounts.  Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows.  As of March 31, 2003, the allowance for doubtful accounts is approximately 17.7% of the accounts receivable balance net of contractual discounts.  The primary collection risk lies with uninsured patient accounts or patient accounts for which the primary insurance carrier has paid but a patient portion remains outstanding.  We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.   We continually monitor our accounts receivable balances and utilize cash collections data to support the basis for our estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations could have a significant impact on our results of operations and cash flows.

                Allowance for Contractual Discounts.  The percentage of our revenues derived from Medicare and managed care patients continues to increase.  For the nine months ended March 31, 2003, Medicare and managed care revenues accounted for 85% of total gross patient revenues.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost report settlement provisions requiring complex calculations and assumptions subject to interpretation.  The significance of our third party settlement estimates has been exacerbated by the delays in the filing and review of Medicare cost reports due to delays in receiving necessary reports from Medicare fiscal intermediaries.  These delays hamper our ability to adjust third party settlement estimates in as timely and precise a manner as would be possible otherwise.  We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms.  Management has invested significant resources in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

                Insurance Reserves.  Given the nature of our operating environment, we are subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, we maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We purchase from third party insurers excess coverage for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of March 31, 2003, our professional and general liability accrual for asserted and unasserted claims was approximately $25.3 million, and is included within accrued expenses and other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets.  For the nine months ended March 31, 2003, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $13.0 million.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves.  Medical claims expense as a percentage of revenues was 12.7% for the nine months ended March 31, 2003, as compared to 14.6% for the prior year period.  Given the increased patient enrollment of our health plans, the medical claims reserve has continually increased.  We estimate the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the nine months ended March 31, 2003, approximately $19.1 million of health plan payments made to hospitals and other health care entities owned by us for services provided to our enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of June 30, 2002, we maintained an interest rate swap agreement on a notional amount of $100.0 million of our 9.75% Notes.  The swap agreement effectively converted the 9.75% fixed rate of the notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  As of June 30, 2002, the variable rate was 5.69%.  Effective August 13, 2002, we terminated the interest rate swap agreement resulting in a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement, all $300.0 million of such notes bore interest at the 9.75% fixed rate.  The fair value of the 9.75% Notes was approximately $283.5 million as of March 31, 2003, based upon quoted market prices.

                In order to fund a portion of the purchase price of the BHS acquisition, we entered into the amended 2001 credit facility.  The $150.0 million in term loans borrowed under the amended 2001 credit facility bear interest at a variable interest rate based upon the LIBOR rate in effect on certain interest reset dates plus an applicable fixed margin.  To mitigate a portion of the interest rate risk for our variable rate debt, in January 2003 we entered into an agreement with Bank of America, N.A. to swap the variable LIBOR rate for a notional amount of $147.0 million of our $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing on July 3, 2003 and ending on July 3, 2004.  Based upon a hypothetical 1% increase to the current interest rate under our credit facility debt, annualized interest expense on the credit facility debt would increase by $1.5 million beginning after the termination of our interest rate swap on July 3, 2004.  A hypothetical 1% change in interest rates would not have a material impact on the fair value of our fixed rate convertible subordinated notes.  As of the date of this report, there is also $20.8 million in letters of credit outstanding under the amended 2001 credit facility.

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

PART II
OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds.

                On January 3, 2003, the Company sold 28,227 shares of its common stock to the MSCP Funds; 605 shares to Charles N. Martin, Jr., its Chairman and Chief Executive Officer; 441 shares to Reginald M. Ballantyne III, its Senior Vice President-Market Strategy & Government Affairs; 90 shares to Dale St. Arnold, its Senior Vice President-Operations; and 29 shares to Stephen Patz, the chief executive officer of one of its hospitals owned by a subsidiary of the Company, for an aggregate purchase price of $50,001,082.56.  All of these purchases of common stock were for cash consideration at a purchase price of $1,701.18 per share.

                On January 3, 2003, as part of the non-cash purchase price for acquiring five hospitals in San Antonio, Texas, the Company issued to the seller of the hospitals to the Company, Baptist Health System, (i) 30,000 shares of its Payable in Kind Cumulative Redeemable Convertible Preferred Stock, Series B, with a stated liquidation preference per share of $1,000 (the “B Preferred Stock”) and (ii) $17,641,800 principal amount of the Company’s 8.18% Convertible Subordinated Notes due 2013 (the “Subordinated Notes”).  The B Preferred Stock is convertible at any time into shares of the Company’s common stock at a $3,500 per share conversion price.  The Subordinated Notes are convertible at any time into shares of the Company’s common stock at a $3,500 per share conversion price.

                On March 31, 2003, the Company issued to The MacNeal Memorial Hospital Association an additional 1,866 shares of its Payable in Kind Cumulative Redeemable Convertible Preferred Stock in payment of the 8% annual pay-in-kind dividend on the outstanding shares of such stock owned by the Association.  Such shares are automatically convertible into shares of the Company’s common stock upon an underwritten public offering of the Company’s common stock in which the gross proceeds to the Company are $50 million or more, at a conversion price equal to the per share offering price to the public.

                None of the above-described transactions was registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 4(2) thereof for a transaction not involving any public offering.

Item 6.    Exhibits And Reports On Form 8-K.

                (a)           Exhibits

                                3.1           Certificate of Incorporation. (Incorporated by reference from Exhibit 3 to Vanguard’s Current
                                                Report on Form 8-K dated January 14, 2003.)

                                3.2           By-Laws (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on
                                                Form S-1 having Registration No. 333-71934.)

                                4.1           Indenture, dated as of July 30, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

                                4.2           First Supplemental Indenture, dated as of September 21, 2001 between Vanguard Health Systems,
                                                Inc., other Guarantors and the Trustee (Incorporated by reference from Exhibit 4.2 to the
                                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

                                4.3           Second Supplemental Indenture, dated as of October 2, 2001 between Vanguard Health Systems,
                                                Inc., other Guarantors and the Trustee (Incorporated by reference from Exhibit 4.3 to the
                                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

                                4.4           Amended and Restated Subscription Agreement dated June 1, 2000 between Vanguard Health
                                                Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors

                                                (Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on
                                                Form S-1 having Registration No. 333-71934.)

                                4.5           Voting Proxy Agreement dated as of June 1, 1998, among certain holders and Vanguard Health
                                                Systems, Inc. (Incorporated by reference from Exhibit 4.5 to the Company’s Registration
                                                Statement on Form S-1 having Registration No. 333-71934.)

                                4.6           Amended and Restated Shareholders Agreement, dated as of June 1, 2000 among Vanguard
                                                Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders
                                                (Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on
                                                Form S-1 having Registration No. 333-71934.)

                                4.7           Surviving Shareholders Agreement dated as of June 1, 1998 among Vanguard Health Systems,
                                                Inc., funds controlled by Morgan Stanley Capital Partners and certain holders (Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-1 having
                                                Registration No. 333-71934.)

                                4.8           Letter Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 having Registration No.
                                                333-71934.)

                                4.9           8.18% Convertible Subordinated Notes due 2013 of Vanguard Health Systems, Inc. dated January
                                                1, 2003.  (Incorporated by reference from Exhibit 4 to the Company’s Current Report on
                                                Form 8-K dated January 14, 2003.)

                                4.10         Third Supplemental Indenture, dated as of October 31, 2002, among Vanguard, other
                                                Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.2 to the Company’s
                                                Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.)

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
                                                Report on Form 8-K dated January 14, 2003.)

                                10.3         Incremental Term Loan Commitment Agreement, dated as of January 3, 2003, among Vanguard
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

                (b)           Reports on Form 8-K

                                During the quarter ended March 31, 2003, the Company filed three Reports on Form 8-K related to its acquisition of Baptist Health System in San Antonio, Texas, and one 8-K containing the
                                Company’s second quarter earnings release.  On January 3, 2003, we filed a Current Report on
                                Form 8-K reporting under Item 5 that the Company completed its acquisition of Baptist Health
                                System of San Antonio, Texas, and provided under Item 7 as an exhibit the Company’s press release related to completing such acquisition.  On January 14, 2003, we filed a Current Report on
                                Form 8-K reporting under Item 2 the acquisition of Baptist Health System of San Antonio, Texas and provided under Item 7 as exhibits certain documents relevant to the acquisition.  On
                                February11, 2003, we filed a Current Report on Form 8-K reporting under Item 9 that the
                                Company had issued a press release announcing its second quarter operating results and provided under Item 7 a copy of the Company’s press release announcing such results.  On March 17, 2003, we amended our Current Report on Form 8-K filed on January 14, 2003, by filing Amendment
                                No. 1 on Form 8-K/A for the purpose of providing under Item 7 as exhibits the audited financial statements of Baptist Health System as of and for the years ended August 31, 2002, 2001 and
                                2000; the unaudited interim financial statements of Baptist Health System as of and for the four months ended December 31, 2002 and 2001; and the unaudited pro forma consolidated financial statements of the Company as of and for the six months ended December 31, 2002 and for the year ended June 30, 2002.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly authorized this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 13, 2003                                                                       VANGUARD HEALTH SYSTEMS, INC.

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

Date:  May 13, 2003

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

Date:  May 13, 2003

                                                                                                /s/ Joseph D. Moore
                                                                                                 Joseph D. Moore
                                                                                                Executive Vice President, Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Exhibit No.             Description

3.1                           Certificate of Incorporation. (Incorporated by reference from Exhibit 3 to Vanguard’s Current
                                Report on Form 8-K dated January 14, 2003.)

3.2                           By-Laws (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on
                                Form S-1 having Registration No. 333-71934.)

4.1                           Indenture, dated as of July 30, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.2                           First Supplemental Indenture, dated as of September 21, 2001 between Vanguard Health Systems,
                                Inc., other Guarantors and the Trustee (Incorporated by reference from Exhibit 4.2 to the
                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.3                           Second Supplemental Indenture, dated as of October 2, 2001 between Vanguard Health Systems,
                                Inc., other Guarantors and the Trustee (Incorporated by reference from Exhibit 4.3 to the
                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.4                           Amended and Restated Subscription Agreement dated June 1, 2000 between Vanguard Health
                                Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors
                                (Incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on
                                Form S-1 having Registration No. 333-71934.)

4.5                           Voting Proxy Agreement dated as of June 1, 1998, among certain holders and Vanguard Health
                                Systems, Inc. (Incorporated by reference from Exhibit 4.5 to the Company’s Registration
                                Statement on Form S-1 having Registration No. 333-71934.)

4.6                           Amended and Restated Shareholders Agreement, dated as of June 1, 2000 among Vanguard
                                Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders
                                (Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on
                                Form S-1 having Registration No. 333-71934.)

4.7                           Surviving Shareholders Agreement dated as of June 1, 1998 among Vanguard Health Systems,
                                Inc., funds controlled by Morgan Stanley Capital Partners and certain holders (Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-1 having
                                Registration No. 333-71934.)

4.8                           Letter Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 having Registration No.
                                333-71934.)

4.9                           8.18% Convertible Subordinated Notes due 2013 of Vanguard Health Systems, Inc. dated January
                                1, 2003.  (Incorporated by reference from Exhibit 4 to the Company’s Current Report on
                                Form 8-K dated January 14, 2003.)

4.10                         Third Supplemental Indenture, dated as of October 31, 2002, among Vanguard, other
                                Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.2 to the Company’s
                                Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002.)

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
                                Report on Form 8-K dated January 14, 2003.)

10.3                         Incremental Term Loan Commitment Agreement, dated as of January 3, 2003, among Vanguard
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