Form 10-K
period 2003-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2003-09-24
CIK 1045829

"./june302003_10k_files/editdata.mso" /> VANGUARD HEALTH SYSTEMS, INC.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-K
_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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
Securities Registered Pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐ No☒

There were 232,713 shares of registrant’s common stock outstanding as of September 15, 2003 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I		Page
Item 1.	Business...................................................................................................................................................	1
Item 2.	Properties.................................................................................................................................................	33
Item 3.	Legal Proceedings..................................................................................................................................	33
Item 4.	Submission of Matters to a Vote of Security Holders......................................................................	33

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.................................	34
Item 6.	Selected Financial Data..........................................................................................................................	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations...	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk........................................................	53
Item 8.	Financial Statements and Supplementary Data..................................................................................	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..	53
Item 9A.	Controls and Procedures.......................................................................................................................	53

PART III
Item 10.	Directors and Executive Officers of the Registrant...........................................................................	54
Item 11.	Executive Compensation.......................................................................................................................	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management.............................................	61
Item 13.	Certain Relationships and Related Transactions...............................................................................	63
Item 14.	Principal Accounting Fees and Services............................................................................................	68

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............................................	69

SIGNATURES	....................................................................................................................................................................	73

-i-

VANGUARD HEALTH SYSTEMS, INC.

PART I

Item 1.    Business.

Company Overview

                We are an owner and operator of acute care hospitals and other health care facilities principally in urban and suburban markets.  We were incorporated in the State of Delaware in July 1997 and acquired our first hospital in 1998.  We have grown steadily since 1998 through a series of acquisitions.  As of June 30, 2003, we owned fifteen acute care hospitals with a total of 3,666 licensed beds and complementary outpatient service facilities providing health care services in the following four metropolitan areas:

                •   Phoenix, Arizona
                •   Los Angeles/Orange County, California
                •   Chicago, Illinois
                •   San Antonio, Texas

We also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 78,700 members in Arizona as of June 30, 2003; and MacNeal Health Providers which had responsibility for, under capitated contracts, approximately 52,000 member lives in metropolitan Chicago, Illinois as of June 30, 2003.

                We selectively acquire hospitals where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other complementary health care facilities or a single well-positioned facility.  We have financed our acquisitions with equity capital provided by management and various funds controlled by Morgan Stanley Capital Partners and with debt.  During fiscal year 2003, through a majority-owned acquisition subsidiary, we acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses in San Antonio, Texas, (the “BHS hospitals”) from Baptist Health Services (formerly known as Baptist Health System) in San Antonio.

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

Competitive Strengths

                Diversified portfolio of assets with a broad range of services.  We own and operate high-quality facilities in four separate geographic markets, which diversifies our revenue base and reduces our exposure to any one market.  Our hospitals offer general acute care services, including intensive care and coronary care units, radiology, orthopedic, oncology and outpatient services and selected tertiary care services, including open-heart surgery and level II neonatal intensive care.  In determining the types of services we provide, we actively assess the specific local needs of our communities.  We utilize our individual facilities or a network of integrated facilities in the area to meet these needs.  We believe that our ability to leverage our network of facilities allows us not only to provide a broad range of services in a market, but also to provide them in an efficient and cost-effective manner.  We continuously assess the types and levels of services provided at each of our facilities and seek opportunities to consolidate or expand services within our markets to achieve the most effective and efficient mix of services for the communities we serve.

                Concentrated local market positions in attractive markets.  Thirteen of our fifteen hospitals are located in the metropolitan Phoenix, Arizona, metropolitan San Antonio, Texas, and metropolitan Los Angeles/Orange County, California, markets.  We entered these markets because of their favorable demographics, competitive landscape, payer mix and potential for future complementary acquisitions and expansion.  The U.S. Census Bureau and other sources estimate the population for the Phoenix, San Antonio and Los Angeles/Orange County markets to grow by 14.3%, 6.6% and 6.0%, respectively, between 2002 and 2007, rates that exceed the projected national average of 4.5%.  We have further strengthened our presence in these markets through the acquisitions we have made and the networks of facilities we have formed.  Our acquisition of Paradise Valley Hospital in November 2001 has enabled us to broaden our delivery of health care services to the northeast region of metropolitan Phoenix.  In addition, in September 2003, we opened our newly constructed West Valley Hospital Medical Center in Goodyear, Arizona, a growing area in western metropolitan Phoenix.  In July 2003, we reopened the emergency department and began preparations for expanding acute services at one of our Phoenix hospitals.  In August 2003, a large multi-specialty group in Phoenix purchased a minority interest in this hospital.  Our acquisition of the BHS hospitals provided us the second largest market share in the San Antonio market and gave us a platform of well-respected, geographically-diverse hospitals upon which to achieve our in-market growth strategies.  We entered the metropolitan Chicago, Illinois, market by acquiring a single, well-positioned and highly-regarded hospital (MacNeal Hospital) and a network of primary care centers in a market that has a favorable payer base.  Moreover, in June 2002, we added a second facility in Chicago (Louis A. Weiss Memorial Hospital) by acquiring an 80.1% interest in a distinguished community hospital linked to a leading academic medical center, and we are pleased that a health care affiliate of the University of Chicago has chosen to remain our joint venture partner in this hospital.  These two hospitals in the Chicago area offer us opportunities to improve further the quality and breadth of services being provided, as well as to reduce operating costs.

                Proven ability to complete and integrate acquisitions.  As of June 30, 2003, we have successfully completed the acquisition of fifteen hospitals and related complementary outpatient service locations and two managed care health plans.  We believe our success at completing acquisitions is due in large part to our disciplined approach to making acquisitions.  Before we acquire a facility we carefully review its financial results and operating environment and develop a strategic plan that will confirm the feasibility of improving its operating performance.  In identifying ways to achieve this improvement, we consider a variety of alternatives such as expanding services, reducing operating costs, upgrading or rationalizing information systems, implementing more efficient care management, improving supply arrangements and improving billing and collection procedures.

                Strong management team with significant equity investment.  Our senior management has an average of more than 20 years of experience in the health care industry at various organizations, including OrNda Healthcorp, HCA, Inc., and HealthTrust, Inc.  Almost all of our senior management has been with us since our founding in 1997, and fourteen of our sixteen members of senior management have worked together managing health care companies for up to twenty years, either continuously or from time to time.  We believe that the experience and continuity of our management team greatly enhances the effective operation of the Company.  Our senior management also has a history of success in managing private and publicly-owned hospital companies through periods of rapid growth, operating turnaround and financial restructuring.  As of June 30, 2003, senior management has invested over $24.9 million in the Company and owns more than 16% of its outstanding shares of common stock.  We also rely on strong local management teams at each of our facilities.  Our local management teams work with our patients, payers and medical staffs to identify the medical service needs of the local communities we serve and develop clinical programs and capital expenditure plans to meet those needs.  In addition, the local management teams recruit physicians to our hospitals and directly supervise the quality of patient care.

Business Strategy

                Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  The following represent key elements of our business strategy:

                Improve Operating Margins and Efficiency.  We seek to position ourselves as a cost-effective provider of health care services in each of our markets.  As a result, we will continue to implement initiatives at each of our facilities to further improve the financial performance and operating efficiency of their operations.  Some of our key initiatives include:

                •   implementing more efficient care management, supply utilization and inventory management;
                    centralizing certain administrative and business office functions within a local market or at the corporate level; and reducing outsourcing arrangements;

                •   improving our billing and collection processes to maximize collections and reduce bad debts;

                •   capitalizing on purchasing efficiencies through our relationship with HealthTrust Purchasing Group, a leading national health care group purchasing organization; and

                •   selectively upgrading information systems to provide more accurate and timely clinical and financial information or rationalizing legacy systems to provide information on a more cost-effective basis.

                Increase Revenues Through Expansion of Services.  We will continue to expand our facilities and range of services based on the needs of the communities we serve.  For example, we currently have major expansion projects underway or in the planning stages at ten of our fifteen hospitals which include both new services and added capacity for existing services.  We intend to continue to make investments at our facilities to:

                •  expand emergency room and operating room capacity;
                •  improve the convenience, quality and breadth of our outpatient services;
                •  upgrade and expand specialty services, including cardiology, oncology and obstetrics;
                •  update our medical equipment technology, including diagnostic and imaging equipment; and
                •  construct new facilities in underserved areas of the community.

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
                •  providing a broad array of services within the integrated health network;
                •  offering quality training programs;
                •  providing remote access to clinical information; and
                •  arranging for convenient office space adjacent to our facilities.

                In the metropolitan Chicago market, we have affiliations with the University of Chicago, since one of their health care affiliates is our joint venture partner in Louis A. Weiss Memorial Hospital and since we host some of their residency programs at Louis A. Weiss Memorial Hospital and MacNeal Hospital.  These affiliations have been particularly important elements in our ability to attract quality physicians to our hospitals and the local community.  We believe that as we continue to strengthen our position in each of our markets, we will be even better positioned to attract physicians to our facilities.

                Improve Quality.  We have implemented various programs to ensure improvement in the quality of care provided.  We have developed training programs for senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff.  We share information among our hospital management to implement best practices and assist in complying with regulatory requirements.  Corporate support is provided to each hospital to assist with accreditation reviews.  All hospitals conduct patient, physician, and staff satisfaction surveys to help identify methods of improving the quality of care.  In addition, we maintain quality assurance programs to support and monitor quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements.  Patient care evaluations and other quality of care assessment activities are reviewed and monitored continuously.

                Grow Through Selective Acquisitions.  We will continue to pursue acquisitions that either expand our network and presence in our existing markets or allow us to enter new urban or suburban markets.  In evaluating potential acquisitions, we will continue to focus on several important factors, including the following:

                •  population growth
                •  demographics
                •  payer mix
                •  existing competition
                •  opportunities to improve financial performance
                •  opportunities to expand services

                Further, in entering a new market, we evaluate the opportunity to develop a local network of hospitals through additional acquisitions within the market as we have done in most of our current markets.  We believe that we will continue to have substantial acquisition opportunities as other health care providers choose to divest facilities and as independent hospitals, particularly not-for-profit hospitals, seek to capitalize on the benefits of becoming part of a larger hospital company.  In addition to acquisitions, we will also evaluate the possibility of constructing new facilities and pursuing strategic partnerships or joint ventures to expand our presence in existing markets or to enter new markets.  We just recently opened our sixteenth hospital in the western part of metropolitan Phoenix, Arizona, which will expand our presence in a growing part of the Phoenix market that is currently underserved.

                Continue to Develop Favorable Managed Care Relationships.  We plan to increase the number of patients at our facilities and improve our profitability by negotiating more favorable terms with managed care plans, including adding provisions for financial incentives to the plans in exchange for exceeding specified patient volume thresholds, and by entering into contracts with additional managed care plans.  We believe that we are attractive to managed care plans because of the geographic and demographic coverage of our facilities in their respective markets, the quality and breadth of our services and the expertise of our physicians.  Further, we believe that as we increase our presence and competitive position in our markets, particularly as we develop our networks of hospitals, we will be increasingly attractive to managed care plans and will be even better positioned to negotiate more favorable managed care contracts.

                Continue to Strengthen and Retain Local and Regional Management Teams.  We recruit and retain experienced senior managers to give our hospitals their own dedicated management teams.  We believe a strong, local management team at each facility, including a chief executive officer, chief financial officer and chief nursing officer, enhances physician, employee and community relations.  In addition, we have regional management teams that oversee our local management teams, implement corporate initiatives, and provide managed care contracting, revenue cycle management, marketing and other services.

Our Facilities

                We owned and operated fifteen acute care hospitals as of June 30, 2003.  The following table contains information concerning our hospitals:

Hospital	City	State	Licensed Beds(3)	Date Acquired

Arrowhead Community Hospital and Medical Center	Glendale	AZ	115	June 1, 2000
Maryvale Hospital Medical Center	Phoenix	AZ	239	June 1, 1998
Phoenix Baptist Hospital and Medical Center	Phoenix	AZ	216	June 1, 2000
Phoenix Memorial Hospital	Phoenix	AZ	109	May 1, 2001
Paradise Valley Hospital	Phoenix	AZ	163	November 1, 2001
Huntington Beach Hospital	Huntington Beach	CA	131	September 1, 1999
La Palma Intercommunity Hospital	La Palma	CA	141	April 1, 2000
West Anaheim Medical Center	Anaheim	CA	219	September 1, 1999
Louis A. Weiss Memorial Hospital (1)	Chicago	IL	369	June 1, 2002
MacNeal Hospital	Berwyn	IL	427	February 1, 2000
Baptist Medical Center (2)	San Antonio	TX	654	January 1, 2003
Northeast Baptist Hospital (2)	San Antonio	TX	291	January 1, 2003
North Central Baptist Hospital (2)	San Antonio	TX	126	January 1, 2003
Southeast Baptist Hospital (2)	San Antonio	TX	175	January 1, 2003
St. Luke’s Baptist Hospital (2)	San Antonio	TX	291	January 1, 2003

Total Licensed Beds			3,666
____________________
(1)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

(2)

This hospital is operated by us in a consolidated limited partnership in which two of our subsidiaries own 100% of the equity interests.  However, Baptist Health Services (formerly known as Baptist Health System), a non-profit corporation and the former owner of this hospital, owns 19.9% of the equity interests of our subsidiary which owns a 2% general partnership interest in the limited partnership.  Our other subsidiary is indirectly wholly-owned by us and owns a 98% limited partnership interest in the limited partnership.

(3)	Our sixteenth hospital, 74-bed West Valley Hospital Medical Center, will open on September 4, 2003, in Goodyear, Arizona.

                In certain circumstances involving the purchase of a not-for-profit hospital, we have agreed and in the future may agree to certain limitations on our ability to sell those facilities.  In particular, when we acquired Phoenix Baptist Hospital and Medical Center and Arrowhead Community Hospital and Medical Center in June 2000, we agreed not to sell either hospital for five years after closing and granted to a foundation affiliated with the seller for ten years after closing a right of first refusal to purchase either hospital if we agreed to sell it to a third party, at the same price on which we agreed to sell that hospital to the third party.  In addition, upon the purchase of the BHS hospitals, we agreed not to sell the hospitals for seven years without the consent of the seller.

Hospital Operations

                Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services, as well as select tertiary services such as open-heart surgery and level II neonatal intensive care.  Our hospitals also generally provide outpatient and ancillary health care services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy.  We also provide outpatient services at our ambulatory surgery centers.  Certain of our hospitals have a limited number of psychiatric, skilled nursing and rehabilitation beds.

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

	Year ended June 30,

	1999

		2000	2001	2002	2003

Number of hospitals at end of period	1

		7	8	10	15
Number of licensed beds at end of period (a)	239

		1,481	1,676	2,207	3,666
Weighted average licensed beds (b)	239

		771	1,514	1,815	2,898
Discharges (c)	12,447

		31,864	65,175	75,364	114,327
Adjusted discharges-hospitals (d)	19,811

		50,661	96,774	110,758	166,508
Patient days (e)	40,906

		101,599	266,007	305,370	477,791
Adjusted patient days-hospitals (f)	64,359

		194,496	402,353	452,768	694,695
Average length of stay (days) (g)	3.2

		4.1	4.1	4.1	4.2
Average daily census (h)	112.0

		278.4	728.8	837.0	1,309.0
Occupancy rate (i)	46.9%

		46.1%	48.0%	46.0%	44.9%
____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Represents the average number of licensed beds, weighted based on periods owned.

(c)

Represents the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(d)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient volume and is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.  This computation enables management to assess hospital volume by a combined measure of inpatient and outpatient volume.

(e)

Patient days represent the number of days in which patients stay overnight at the hospital during the respective period (overnight stay defined as patients who occupy beds as of midnight of any given day).  Management and certain investors commonly use patient days as an indicator of hospital volume including length of stay factors.

(f)

Adjusted patient days-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient hospital volume representative of admissions and length of stay data.  Adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.

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

                The health care industry has experienced a general shift during the past few years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting.  Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions.  However, recent trends seem to indicate that inpatient admissions are starting to recover and will continue to increase as the baby boomer population reaches ages where inpatient admissions become more prevalent.  We have responded to the shift to outpatient services through our ambulatory surgery centers in metropolitan Los Angeles/Orange County, California, our interests in surgery centers and diagnostic imaging centers in metropolitan San Antonio, Texas, our outpatient diagnostic imaging centers in metropolitan Phoenix, Arizona and our network of primary care and occupational medicine centers in metropolitan Chicago, Illinois, along with continued expansion of emergency and outpatient services at our acute hospitals.  We have the resources in place or are in the process of procuring the resources, including quality physicians and nursing staff and technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volume from the baby boomers and have focused on core services including cardiology, neurology, oncology and orthopedics.  We have also implemented sub-acute units such as rehabilitation and psychiatric services, where appropriate, to meet the needs of our patients while increasing volume and increasing care management efficiencies.

Phoenix Health Plan and MacNeal Health Providers

                Phoenix Health Plan is a prepaid Medicaid managed health plan that serves Maricopa, Pinal and Gila counties in the Phoenix, Arizona area.  We acquired Phoenix Health Plan in connection with the acquisition of Phoenix Memorial Hospital, effective May 1, 2001.  This acquisition enables us to enroll patients in our hospitals into Phoenix Health Plan or other Arizona Health Care Cost Containment System (“AHCCCS”) plans who otherwise would not be able to pay for their hospital expenses.  In addition, we believe we will also increase the availability of medically necessary services to such patients at our hospitals.  We believe the volume of patients generated through the health plan will help attract quality physicians to our hospitals.

                For the year ended June 30, 2003, we derived approximately $179.0 million of our revenues from Phoenix Health Plan.  Phoenix Health Plan had approximately 78,700 enrollees as of June 30, 2003, and derives substantially all of its revenues through a contract with AHCCCS, which is Arizona’s state Medicaid program.  The contract requires Phoenix Health Plan to arrange for health care services for enrolled Medicaid patients in exchange for fixed periodic payments and supplemental payments from AHCCCS.  Phoenix Health Plan subcontracts with physicians, hospitals and other health care providers to provide services to its enrollees.  These services are provided regardless of the actual costs incurred to provide these services.  We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of health care services that exceed certain thresholds.

                We have provided a performance guaranty in the form of a surety bond with an independent third party insurer in the amount of $5.0 million and a letter of credit of $10.0 million for the benefit of AHCCCS to support our obligations under the contract to provide and pay for the health care services required.  We also provided a $1.0 million letter of credit to collateralize the $5.0 million surety bond.  The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us.  We currently do not expect a material increase in the amount of the performance guaranty during the next fiscal year.

                Our current contract with AHCCCS commenced on October 1, 1997, for an initial term of one year and originally reserved to AHCCCS the annual option to extend the term of the contract through September 30, 2002.  AHCCCS and Phoenix Health Plan amended the contract in October 2001 to extend the term through September 30, 2003.  We recently obtained a new contract with AHCCCS for the three years ended September 30, 2006, with an option for AHCCCS to renew it for two additional one-year periods.

                The operations of MacNeal Health Providers are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2003, we derived approximately $39.8 million of our revenues from MacNeal Health Providers. Substantially all of the revenues of MacNeal Health Providers arose from its contracts with health maintenance organizations from whom it took assignment of capitated-member lives.  As of June 30, 2003, MacNeal Health Providers had five such contracts in effect covering approximately 52,000 capitated-member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements.  Revenues of MacNeal Health Providers could decrease significantly if the health maintenance organizations in the metropolitan Chicago area move away from assigning capitated-member lives to health plans like MacNeal Health Providers and enter into direct fee-for-service arrangements with health care providers.

Proposition 204

                Proposition 204 was passed by Arizona voters in November 2000 and requires that tobacco settlement funds be used to increase the AHCCCS eligibility income limits for full acute care medical coverage to 100% of the federal poverty level.  Arizona’s share of such settlement funds has been estimated by the State to be $3.2 billion.  Prior to Proposition 204, AHCCCS coverage generally excluded those persons earning more than 34% of the federal poverty level, but as of October 1, 2001, coverage was expanded to 100% of the federal poverty level in most cases.  Since January 1, 2001, approximately 400,000 members have been enrolled in AHCCCS health plans primarily due to Proposition 204.  The federal poverty level is a federal standard that changes each year in April.  Usually, it is adjusted upward by a small percentage.  As of June 30, 2003, the federal poverty level for a single individual was $8,980 of income per year.  As we expected, the effect of Proposition 204 has been to increase enrollment in the Phoenix Health Plan by our share of the new enrollees, with a corresponding increase in the health plan’s revenues.  In addition, our hospitals in the Phoenix market are now serving more low-income patients who are covered by AHCCCS.  This has increased paid admissions with a governmental payer which provides reimbursement for hospital services.

Sources of Revenues

                We receive payment for patient services from:

                •  the federal government, primarily under the Medicare program;

                •  state Medicaid programs; and

                •  health maintenance organizations, preferred provider organizations, other private insurers and individual patients.

                The table below presents the approximate percentage of gross patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,
Patient revenues by payer source	2001	2002	2003

Medicare	20%	25%	30%
Medicaid	9	7	9
Managed care plans (1)	62	60	55
Indemnity and other	9	8	6

Total	100%	100%	100%

(1) Revenues under managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans are included in the managed care plans category.

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

                Certain other hospital companies have recently proposed policies to provide discounts from gross charges to certain uninsured patients.  The federal government has apparently granted preliminary approval to at least one of these proposals pending final approval from federal regulators.  If final approval for these discount policies is received, we intend to adopt similar policies during fiscal 2004.

Competition

                The hospital industry is highly competitive.  We currently face competition from established, not-for-profit health care companies, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers.  In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and health care companies in specific geographic markets.  Continued consolidation in the health care industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future.  Due to the shift to outpatient care and more stringent payer-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients.  Many of our competitors are larger than us and have more financial resources available than we do.  Other not-for-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis.

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

                A hospital’s competitive position also depends in large measure on the quality and scope of the practices of physicians associated with the hospital.  Physicians refer patients to a hospital primarily on the basis of the quality and scope of services provided by the hospital, the quality of the medical staff and employees affiliated with the hospital, the hospital’s location and the quality and age of the hospital’s equipment and physical plant.  Although physicians may terminate their affiliation with our hospitals, we seek to retain physicians of varied specialties on our medical staffs and to recruit other qualified physicians by maintaining and improving our level of care and providing quality facilities, equipment, employees and services for physicians and their patients.

                Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers.  The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payors and others increasingly turn to managed care organizations to help control rising health care costs. Our markets have experienced significant managed care penetration.  The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans.  Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges.  Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.

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

Employees and Medical Staff

                As of June 30, 2003, we had approximately 13,500 employees, including approximately 3,800 part-time employees.  None of our employees are subject to collective bargaining agreements, and we consider our employee relations to be good.  While some of our hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations.  Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

                In the industry as a whole, and in our markets, there is currently a shortage of nurses and other medical support personnel.  To address the nursing shortage, we have implemented comprehensive recruiting and retention plans for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training and career development programs and workplace environment.  As part of this initiative, we have expanded our relationships with colleges, universities and other medical institutions in our markets and will also recruit nurses from abroad.  We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent.  However, we expect our initiatives to help stabilize our nursing resources over time.

                Our hospitals grant staff privileges to licensed physicians who may serve on the medical staffs of multiple hospitals, including hospitals not owned by us.  A physician who is not an employee can terminate his or her affiliation with our hospital at any time.  Although we employ a limited number of physicians, a physician does not have to be an employee of ours to be a member of the medical staff of one of our hospitals.  Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and board of trustees in accordance with established credentialing criteria.

Compliance Program

                We voluntarily maintain a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all our employees act in compliance with all applicable laws, regulations and company policies.  The organizational structure of our compliance program includes oversight by our Board of Directors and a high-level corporate management compliance committee.  The Board of Directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the health care industry.  Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our Board of Directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program.  Other features of our compliance program include initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to look at all of our payments to physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

                A recent focus of our compliance program is the interpretation and implementation of the new standards set forth by the Health Insurance Portability and Accountability Act (“HIPAA”) for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we have established a second toll-free hotline dedicated to HIPAA and other privacy matters and placed it in service in April 2003.  Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately.  Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our health care facilities  and corporate compliance oversight.

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

Insurance

                As is typical in the health care industry, we are subject to claims and legal actions by patients and others in the ordinary course of business.  Through May 31, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to pricing pressures and the limited availability of carriers willing to underwrite professional and general liability coverage, we were unable to renew our previous policy with favorable terms upon its expiration on May 31, 2002.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We maintain excess coverage from independent third-party carriers for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The captive subsidiary intends to fund claims costs from proceeds of premium payments received from us.  As a result of these changes, our insurance expense increased by $11.5 million during fiscal 2002.  While premiums increased significantly during fiscal 2003, such increase was effectively counterbalanced by an equal increase in the malpractice reserve during fiscal 2002 resulting from the change in our malpractice coverage effective June 1, 2002.  As a result, our insurance expense for fiscal 2003 was consistent with that of fiscal 2002, absent the effects of acquisitions.

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

Reimbursement

                Medicare Overview

                Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease.  Under the Medicare program, acute care hospitals generally receive reimbursement under a prospective payment system for inpatient and outpatient hospital services.  Currently, certain types of facilities such as psychiatric hospitals, specially designated children’s hospitals and certain designated cancer research hospitals, as well as psychiatric units that are distinct parts of a hospital and meet the Centers for Medicare and Medicaid Services (“CMS”, formerly the Health Care Financing Administration) criteria for exemption, are exempt from the prospective payment system and are reimbursed on a cost-based system, subject to certain cost limits known as TEFRA (an acronym for the Tax Equity and Fiscal Responsibility Act of 1982) limits.  A prospective payment system (“PPS”) for rehabilitation hospitals and units began a two year phase-in on January 1, 2002.  CMS implemented PPS for long-term care hospitals and units effective with cost reporting periods beginning on or after October 1, 2002, with a five-year transition period.  A prospective payment system has not yet been implemented for psychiatric hospitals and units, but CMS announced in August 2000 that it will implement PPS for psychiatric hospitals during 2004; however, no regulations have been proposed to date.

                Medicare Inpatient

                Under the inpatient prospective payment system, a hospital receives a fixed payment per inpatient discharge based on the patient’s assigned diagnosis related group (“DRG”).  DRGs classify treatments for illnesses according to the estimated intensity of hospital resources necessary to provide the treatment.  While DRGs are updated annually to recalibrate the expected treatment cost and are adjusted for wage differentials for different geographic regions, they do not consider a specific hospital’s costs.  The index used to adjust DRGs, the “market basket index”, gives consideration to the inflation experienced by hospitals in purchasing goods and services, but has historically fallen short of the actual increased costs incurred by hospitals.  The Benefits Improvement and Protection Act of 2000 improved reimbursement rates from the low increases prescribed by the Balanced Budget Act of 1997.  Under the Benefits Improvement and Protection Act of 2000, hospital reimbursement rates for federal fiscal year 2001 increased by 2.3% (market basket of 3.4% less 1.1%) from the federal fiscal 2000 rates, increased by 2.75% (market basket of 3.3% less 0.55%) for federal fiscal year 2002 and increased by 2.95% (market basket of 3.5% less 0.55%) for federal fiscal year 2003.  On August 1, 2003, CMS announced a rate increase equal to the full market basket of 3.40% effective October 1, 2003.  However, Congress currently is considering proposals that, if enacted into law, could result in a reduction from the full market basket for the fiscal year 2004 rates, as Congress has often done in previous years.  Historically, the rate increases have been below the cost increases for goods and services purchased by our hospitals.  We expect that future rate increases also will be below such cost increases.

                Hospitals may also be eligible for additional reimbursement on certain inpatient stays that qualify for Medicare outlier payments.  Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total DRG payments.  To achieve this mandate, in recent years CMS periodically adjusted the cost threshold used to determine eligibility and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our Medicare outlier payments as a percentage of total Medicare DRG payments and as a percentage of total gross charges from all payer categories are

2.7% and 0.2%, respectively, which includes the effects of the acquisition of the BHS hospitals and Weiss Hospital for a full one-year period.  Thus, we do not believe that we have a high level of outlier payments.  In June 2003, CMS published a final rule that modifies the outlier formula in an effort to more accurately distribute outlier payments from the outlier pool to hospitals and to ensure that hospitals cannot inappropriately manipulate outlier payments.  The final rule did not increase the current outlier threshold of $33,560 for the balance of federal fiscal year 2003.  Moreover, in July 2003 CMS decreased the outlier threshold for federal fiscal year 2004 to $31,000.  Based on the guidelines set forth in the final rule, we do not believe that our current level of outlier payments will be materially affected.

                Medicare also reimburses acute care hospitals for their capital costs in providing services to inpatients.  The majority of inpatient capital costs for acute care hospitals are reimbursed under the Medicare program on a prospective system based on diagnosis related group weights multiplied by a geographically adjusted federal rate.

                Medicare Outpatient

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

                All services paid under the new prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”).  Services in each APC are similar clinically and in terms of the resources they require.  A payment rate is established for each APC.  Depending on the services provided, a hospital may be paid for more than one APC for a patient visit.  The fee schedule for the outpatient prospective payment system was updated by the market basket index for the calendar year 2001 and was to be updated by the market basket index of 3.3% minus 1% (or 2.3%) for the calendar year 2002 under the Benefits Improvement and Protection Act of 2000.  However, CMS delayed the implementation of the 2002 rates and reimbursed hospitals under the 2001 rates until April 1, 2002.  The update for calendar year 2003 is the market basket index of 3.5%.  CMS has proposed a rate increase of 3.8% for calendar year 2004.   However, future legislation may decrease the rate of increase for APC payments.

                For calendar year 2002, CMS set aside 2.5% of APC payments to cover certain approved medical devices, pharmaceuticals and biologicals to be paid on a pass-through basis.  However, the payments made on or after April 1, 2002, were reduced on a pro-rata basis by 63.6% due to interim payments that were on track to significantly exceed the 2.5% amount set aside.  For calendar year 2003, CMS set aside 2.3% of APC payments for these pass-through payments, but has not made a pro-rata reduction to these payments.

                Skilled Nursing Units

                Medicare historically reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits.  The Balanced Budget Act of 1997 required the establishment of a prospective payment system for Medicare skilled nursing units, under which units will be paid a federal per diem rate for virtually all covered services.  Payment rates were adjusted by the Benefits Improvement Act of 2000.  The new payment system was phased in during the period July 1998 to June 2002.  The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals, including some of our hospitals, to close those units.  We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement policy.  As of June 30, 2003, we operated 3 skilled nursing units within our acute care hospitals.

                Rehabilitation Units

                Rehabilitation hospitals and rehabilitation units of hospitals began a two-year phase-in to PPS for cost report periods ending on or after January 1, 2002.  Rehabilitation units are reimbursed a predetermined rate per discharge based upon the case mix group assigned to the patient, which is primarily determined by the severity of the patient’s condition and the patient’s age, and is adjusted for multiple demographic factors.  CMS updated the PPS rate by the full market basket rate of 3% for federal fiscal year 2003.  As of June 30, 2003, we operated 5 rehabilitation units within our acute care hospitals.

                Psychiatric Units

                Payments to prospective payment system-exempt hospitals and units, such as inpatient psychiatric services, are based upon reasonable cost, subject to a cost-per-discharge target.  These limits are updated annually by a market basket index.  The Benefits Improvement and Protection Act of 2000 increases payments to prospective payment system-exempt hospitals and units.  In particular, the Benefits Improvement and Protection Act of 2000 increased the incentive payments paid for inpatient psychiatric services from 2% to 3% of the TEFRA limit.  As of June 30, 2003, we operated 7 psychiatric units within our acute care hospitals.

                Home Health

                On October 1, 2000, PPS became effective for home health services.  The Benefits Improvement and Protection Act of 2000 delayed a 15.0% payment reduction for home health services, originally expected to take effect upon implementation of PPS, until October 1, 2002.  The 15.0% payment reduction was adopted on October 1, 2002 and was included in the PPS rates established for 2003.  As of June 30, 2003, we operated 4 entities providing home health services.

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

                Medicaid reimbursement is often less than a hospital’s cost of services.  State and federal governments currently jointly fund Medicaid.  Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have proposed and others may propose decreased funding for these programs.  We are cautiously monitoring the budgetary crisis and political environment in California and its potential future effects on MediCal funding.  As part of the 2003 omnibus spending federal legislation signed into law in February 2003, states are to receive $20 billion in additional funding from the federal government, $10 billion of which is earmarked for Medicaid and similar programs.  The states in which we operate received significant allocations of this funding.  We are unable to predict whether the additional amounts set aside for Medicaid spending will be sufficient to avoid future reductions in Medicaid reimbursement rates.

                Annual Cost Reports

                All hospitals participating in the Medicare and Medicaid programs are required to meet specific financial reporting requirements.  Federal regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.  However, in recent years CMS has extended the filing dates for cost reports as a result of problems fiscal intermediaries have experienced with updating the payment reports used to complete cost reports.  Moreover, annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs.  The audit process takes several years to reach the final determination of allowable amounts under the programs.  Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports.

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

                Managed Care

                During the past few years, the hospital industry has experienced a shift in admissions and revenues from commercial insurance payers to managed care payers due to pressures to control the cost of health care services.  We expect this industry trend to continue although its effect on us may be mitigated due to the heavy managed care penetration that currently exists in the markets we serve.  Generally, we receive lower payments from managed care plans than from traditional commercial or indemnity insurers; however, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin.  While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population.  We experienced a slight decrease in managed care utilization during fiscal 2003 due primarily to the payer mix shift related to our acquisition of the BHS hospitals.

                Commercial Insurance

                Our hospitals also provide services to a decreasing number of individuals covered by private health care insurance.  Private insurance carriers make direct payments to a hospital or, in some cases, reimburse their policy holders, based upon the hospital’s established charges and the particular coverage provided in the insurance policy.

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

                All of the hospitals affiliated with us are certified under the Medicare and Medicaid programs and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs.  Should any facility lose its accreditation from JCAHO or otherwise lose its certification under the Medicare or Medicaid programs, the facility would be unable to receive reimbursement from the Medicare and Medicaid programs.  We believe that our facilities are in substantial compliance with current applicable federal, state, local and independent review body regulations and standards.  The requirements for licensing, certification and accreditation are subject to change and, in order to remain qualified, it may be necessary for us to change our facilities, equipment, personnel or services.

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

                Utilization Review

                Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary, and that claims for reimbursement are properly filed.  These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be examined by quality improvement organizations or QIOs (formerly known as peer review organizations or PROs) to review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, the validity of diagnosis related group classifications and the appropriateness of cases of extraordinary length of stay or cost.  QIOs may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider that is in substantial noncompliance with the standards of the peer review organization be excluded from participation in the Medicare or Medicaid programs.  Each Medicare participating hospital is required to maintain an agreement with the QIO operating in its local area. We have contracted with QIOs in each state where our hospitals do business. Under Medicaid, states must undertake directly, or contract with QIOs or QIO-like entities to undertake, quality of care and medical necessity reviews of hospitals.  Utilization review is also a requirement of most non-governmental managed care organizations.

                Federal Health Care Program Statutes and Regulations

                Participation in any federal health care program, including the Medicare and Medicaid programs, is heavily regulated by statute and regulation.  If a hospital fails to substantially comply with the numerous conditions of participation in the Medicare and Medicaid programs or performs certain prohibited acts, the hospital’s participation in the federal health care programs may be terminated, or civil or criminal penalties may be imposed under certain provisions of the Social Security Act or both.

                Anti-Kickback and Stark Statutes

                The most important of these Medicare regulatory statutes is a section of the Social Security Act that prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration intended to induce referrals of patients to receive goods or services covered by a federal health care program (the “Anti-Kickback Statute”).  In addition to felony criminal penalties (fines of up to $25,000 and imprisonment), the Social Security Act establishes civil monetary penalties and the sanction of excluding violators from participation in the federal health care programs.

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

                The Office of Inspector General is responsible for identifying fraud and abuse activities in government programs.  In order to fulfill its duties, the Office of Inspector General performs audits, investigations and inspections.  In addition, it provides guidance to health care providers by identifying types of activities that could violate the Anti-Kickback Statute.  The Office of the Inspector General has identified the following incentive arrangements between hospitals and physicians as potential violations:

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

                We have a variety of financial relationships with physicians who refer patients to our hospitals.  We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, and professional service agreements.  Moreover, we provide financial incentives, including loans and minimum revenue guarantees, to recruit physicians into the communities served by our hospitals.  Each of our two free-standing surgery centers and one of our hospitals has physician investors.  Some of our arrangements with physicians do not meet all of the requirements for safe harbor protection.  Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law, we cannot assure you that regulatory authorities that enforce the Anti-Kickback Statute will not in the future determine that one or more of these arrangements violate the Anti-Kickback Statute or other applicable laws.  This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of remuneration and exclusion from participation in the Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

                The Social Security Act also imposes very broad criminal and civil penalties for submitting false claims to Medicare and Medicaid.  False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud.  Further, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created civil penalties for impermissible conduct, including improper coding and billing for unnecessary goods and services.  HIPAA also broadened the scope of these so-called fraud and abuse laws by adding several criminal provisions for health care fraud offenses that apply to all health benefit programs.

                The Social Security Act also includes a provision important to the hospital industry commonly known as the “Stark Law.”  This law prohibits physicians from referring Medicare and Medicaid patients to entities with which they or any of their immediate family members have a financial relationship if these entities provide certain designated health services that are reimbursable by Medicare, including inpatient and outpatient hospital services.  These types of referrals are commonly known as “self referrals”.  Sanctions for violating the Stark Law include civil monetary penalties up to $15,000 per prohibited service provided, assessments equal to twice the dollar value of each such service provided and exclusion from the federal health care programs.  There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department.  There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements.

                On January 4, 2001, CMS issued final regulations subject to comment intended to clarify parts of the Stark Law and some of the exceptions to it.  These regulations are considered Phase I of a two-phase process, with the remaining Phase II regulations to be published, according to the most recent CMS indication, no later than January 7, 2004.  Phase I of the regulations became effective January 4, 2002.  However, CMS delayed until January 7, 2004 the effective date of one important portion of the Phase I regulations which relates to whether percentage-based compensation is deemed to be “set in advance” for purposes of the relevant exceptions to the Stark Law and therefore a legal form of compensation under the Stark Law.

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

                When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of $5,500 to $11,000 for each separate false claim.  Settlements entered into prior to litigation usually involve a less severe damages methodology.  There are many potential bases for liability under the False Claims Act, although liability most often arises when an entity knowingly submits a false claim for reimbursement to the federal government and the False Claims Act defines the term “knowingly” very broadly.  In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-kickback statute and the Stark Law, have thereby submitted false claims under the False Claims Act.  A number of states have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court.  From time to time, companies in the health care industry, including our company, may be subject to actions under the False Claims Act or similar state laws.  We currently are not aware of any actions against us under the False Claims Act or similar state laws.

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

                The Health Insurance Portability and Accountability Act of 1996

                The Health Insurance Portability and Accountability Act (“HIPAA”) was enacted in August, 1996 to assure health insurance portability, reduce health care fraud and abuse, guarantee security and privacy of health information and enforce standards for health information. Some of the HIPAA regulations are now effective and the remainder of them will become effective within the next two years.  If we are found not to be compliant with any of the HIPAA regulations in effect, any such violation could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

                Regulations related to HIPAA are expected to impact us and others in the health care industry by:

(i)

Establishing standardized code sets for financial and clinical electronic data interchange (“EDI”) transactions to enable more efficient flow of information. Currently, there is no common standard for the transfer of information between the constituents in health care and therefore providers have had to conform to each standard utilized by every party with which they interact. One of the goals of HIPAA is to create one common national standard for EDI and once these HIPAA regulations on EDI take effect, payers will be required to accept the national standard employed by providers. The final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically were published on August 17, 2000. Compliance with the final regulations is required for our covered entities by October 16, 2003, although the government required us to submit a plan for each of our covered entities by October 16, 2002, showing how we planned to meet the transaction standards compliance date.  We made such submissions in a timely manner. However, as a result of final implementation of EDI in October 2003, there is a significant risk that our reimbursement from some or all of our significant payers will be delayed and such delay may materially adversely affect us until there is full implementation among payers and providers of the standardized code sets.

(ii)

Mandating the adoption of privacy standards to protect the confidentiality and privacy of health information.  Prior to HIPAA there were no federally recognized health care standards governing the privacy and confidentiality of a patient’s personal health record.  The final regulations restrict how we can use a patient’s health information within our facilities and when we can also disclose a patient’s health information to others outside our facilities. The final regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The final modifications to the privacy regulations were published in August 2002 and our covered entities were required to comply with the privacy regulations by April 14, 2003.  We have implemented privacy policies and procedures to comply with the final privacy regulations and, as a result, we believe that we are in substantial compliance with these privacy regulations.

(iii)

Requiring covered entities to establish procedures and mechanisms to protect the security, integrity and availability of electronic protected health information. These regulations were issued on February 20, 2003 and require covered entities to implement administrative, physical and technical safeguards to protect the security of the electronic protected health information that they receive, store or transmit. We will have until April 21, 2005 to comply with these regulations governing  security standards. The security regulations could impose significant costs on our facilities and other health care businesses in order to comply with these standards. We believe that we will be able to comply with the security regulations.  However, the cost of compliance cannot yet be ascertained.

                We are in the process of implementing the necessary changes required pursuant to the terms of HIPAA and expect to be substantially complete within the required dates. However, failure by us or third parties on which we rely, including payers, to resolve HIPAA-related implementation issues could have a material adverse effect on our results of operations and our ability to provide health care services. Consequently, we can give you no assurance that issues related to the full  implementation of HIPAA will not have a material adverse effect on our financial condition or future results of operations.

                Conversion Legislation

                Many states have enacted or are considering enacting laws affecting the conversion or sale of not-for-profit hospitals.  These laws, in general, include provisions relating to attorney general approval, advance notification and community involvement.  In addition, state attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law.  These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller.  In many states there has been an increased interest in the oversight of not-for-profit conversions.  The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty of, or prevent the completion of transactions with, not-for-profit organizations in some states in the future.  Moreover, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care.  While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing any of our hospital acquisitions.  There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals.  If these activities are widespread, they could have a negative impact on our ability to acquire additional hospitals.  See “Business Strategy.”

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

                Health Care Industry Investigations

                Significant media and public attention has focused in recent years on the hospital industry.  There are numerous ongoing federal and state investigations regarding multiple issues, including cost reporting and billing practices, especially those relating to clinical laboratory test claims and home health agency costs, physician recruitment practices and physician ownership of health care providers and joint ventures with hospitals.  Recently, increased attention has been paid to hospitals with high Medicare outlier payments.  These investigations have targeted hospital companies as well as their executives and managers.  We have substantial Medicare, Medicaid and other governmental billings, which would result in heightened scrutiny of our operations.  We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards.  However, because the law in this area is complex and constantly evolving, governmental investigations could result in interpretations that are inconsistent with industry practices, including ours.  In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner.  In some instances, governmental investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

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

                Health Plan Regulatory Matters

                Our health plans are subject to state and federal laws and regulations.  CMS has the right to audit our health plans to determine the plans’ compliance with such standards.  In addition, AHCCCS has the right to audit Phoenix Health Plan to determine the Plan’s compliance with such standards.  Also, Phoenix Health Plan is required to file periodic reports with AHCCCS, meet certain financial viability standards, provide its enrollees with certain mandated benefits and meet certain quality assurance and improvement requirements.  Our health plans must also comply with the standardized formats for electronic transmissions set forth in the Administrative Simplifications Provisions of HIPAA by October 16, 2003, and each health plan has filed a compliance plan demonstrating how it intends to achieve compliance by that extended deadline date.  Our health plans have implemented the necessary privacy policies and procedures to comply with the final privacy regulations and expect to comply with federal security standards by the April 21, 2005 deadline.  However, we can not yet ascertain the cost of our health plans’ compliance with such regulations.

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

                Our ability to negotiate favorable contracts with health maintenance organizations, preferred provider organizations and other managed care plans significantly affects the revenue and operating results of our hospitals. Revenues derived from health maintenance organizations, preferred provider organizations and other managed care plans accounted for approximately 47% of our net patient revenues for the year ended June 30, 2003.  Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide. In addition, private payers are increasingly attempting to control health care costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review, including the use of hospitalists, and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations.  In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year.  Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other health care companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care or government payers, our results of operations and cash flow will be adversely affected.  West Anaheim Medical Center in Anaheim, California receives payments under a long term “take-or-pay” contract with a managed care payer which generated approximately $26.8 million, or 2.0%, of our net revenues for the year ended June 30, 2003.  Under this “take or pay” arrangement the payer has agreed to purchase in each contractual year a fixed amount of inpatient and outpatient days at a fixed rate per day primarily from West Anaheim Medical Center, except that a portion of the outpatient days can also be purchased, at the option of the payer, at our Huntington Beach Hospital in Huntington Beach, California or at our

North Anaheim Surgical Center in Orange County, California.  The rate is adjusted annually to reflect any increases in the consumer price index and may also be adjusted pursuant to a contractual formula if the level of acuity for the patients which the payer directs to our facilities increases.  Under this contract, the payer is obligated to purchase from our facilities patient days which will cost the payer a fixed aggregate amount.  If annual patient days costing less than the fixed aggregate amount are purchased during the contract year ended March 31, 2004, then the payer must reimburse the West Anaheim Medical Center for the difference between the fixed aggregate amount and the total amount of patient days purchased even though no additional patient days are provided.  The managed care payer of this contract has given us notice that it intends to terminate this contract, effective May 18, 2005. We do not know at this time whether we will be able to extend or renew this contract beyond May 18, 2005, even if we agreed to reduce our health care charges to such payer, or replace these revenues with other new business. If we are unable to renew or replace this contract, our earnings will be adversely impacted.

                Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

                Approximately 38% of our  net patient revenues for the year ended June 30, 2003 came  from the Medicare and Medicaid programs.  In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs.  In addition, due to budget deficits in many states, significant decreases in state funding for the Medicaid programs have occurred or are being proposed.  These changes in the Medicare and Medicaid programs have decreased the amounts of money we receive for our services who participate in these programs.

                In recent years, Congress and some state legislatures have introduced a number of other proposals to make major changes in the health care system. Medicare-reimbursed, hospital outpatient services converted to a prospective payment system on August 1, 2000.  This system creates limitations on levels of payment for a substantial portion of hospital outpatient procedures.  Future federal and state legislation may further reduce the payments we receive for our services.

                A number of states have adopted legislation designed to reduce their Medicaid expenditures.  Some states have enrolled Medicaid recipients in managed care programs (which generally tend to reduce the level of hospital utilization) and have imposed additional taxes on hospitals to help finance or expand the states’ Medicaid systems.  Some states have also reduce the scope of Medicaid eligibility and coverage, making an increasing number of residents unable to pay for their care.  Other states have proposed to take similar steps.

                In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly attempt to control health care costs by requiring that hospitals discount their fees in exchange for exclusive or preferred participation in their benefit plans.  We believe that this trend may continue and may reduce the payments we receive for our services.

                We are subject to uncertainties regarding health care reform which could materially and adversely affect our business.

                In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the health care system, either nationally or at the state level.  Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries.  Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge health care decisions may increase our administrative, litigation and health care costs.  We cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, no assurance can be given that the implementation of such reforms will not have a material adverse effect on our business, financial position or results of operations.

                Competition from other hospitals or health care providers (especially specialty hospitals) may reduce our patient volume and profitability.

                The health care business is highly competitive and competition among hospitals and other health care providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly in recent years. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition by physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel.  If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed contracts at their facilities, we may experience a decline in patient volume.

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

                Our high level of debt may limit our ability to successfully operate our business and our ability to grow and otherwise execute our business strategy.

                We have a substantial amount of debt.  As of June 30, 2003, we had $479.4 million of outstanding debt, excluding letters of credit and guarantees.  This represented 56.1% of our total capitalization as of June 30, 2003.  The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have significant repayment obligations under our outstanding indebtedness. Also, we may be able to incur substantial additional indebtedness in the future. Our principal credit facility permits revolving borrowings and letters of credit of up to $125.0 million in the aggregate outstanding at any one time, of which $99.2 million was available to be borrowed by us as of June 30, 2003. We may in the future borrow all available amounts under this revolving facility, and in addition we may borrow substantial additional indebtedness in the future under new debt agreements.

                Our substantial indebtedness could:

                •   increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

                •   make us vulnerable to increases in interest rates since certain existing borrowings are, and additional borrowings may be,  at variable interest rates;

                •   limit our ability to use operating cash in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments;

                •   limit our ability to obtain additional financing to fund future capital expenditures (a substantial portion of which are legally required under certain of our acquisition agreements), working capital, acquisitions or other needs; and

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

                Our capital expenditure and acquisition strategy requires substantial capital resources, and the building of new hospitals and the operations of our existing hospitals and newly acquired hospitals require ongoing capital expenditures for construction, renovation, expansion and the addition of medical equipment and technology. More specifically, we are currently, and may in the future be, contractually obligated to make significant capital expenditures relating to the facilities we acquire. Also, construction costs to build new hospitals are substantial. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.

                A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under  major debt agreements. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments.  If any senior debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

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

                We generally do not employ physicians.  Most physicians at our hospitals also have admitting privileges at other hospitals. If we are unable to provide adequate support personnel or technologically advanced equipment and facilities that meet the needs of physicians, they may be discouraged from referring patients to our facilities, which could adversely affect our profitability.

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

                We compete with other health care providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician health care professionals. In the health care industry generally, including in our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel.  We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because approximately 85% of our net patient revenues for the year ended June 30, 2003, consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

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

                In many instances, the industry does not have the benefit of significant regulatory or judicial interpretations of these laws and regulations, particularly in the case of Medicare and Medicaid statute codified under section 1128B(b) of the Social Security Act and known as the “Anti-Kickback Statute.” This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other federal health care programs.  As authorized by Congress, the United States Department of Health and Human Services has issued regulations which describe some of the conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of health care service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

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

                Some states require prior approval for the purchase of major medical equipment or the purchase, construction, expansion, sale or closure of health care facilities, based upon a determination of need for additional or expanded health care facilities or services. The governmental determinations, embodied in Certificates of Need, may be required for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and certain other matters.  Illinois, a state in which we own two hospitals, has Certificate of Need laws affecting acute care hospital services.  We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate profitably in the state of Illinois.

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

                Providers in the health care industry have been the subject of federal and state investigations or whistleblower lawsuits, and we may become subject to investigations or whistleblower lawsuits in the future.

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

                In addition, the federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies.  Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government.  Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware.  Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.  Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under false claim may be substantial.  Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government.  In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes and have submitted claims to a governmental payor during the time period they allegedly violated these other statutes, have thereby submitted false claims under the False Claims Act.  Some states have adopted similar whistleblower and false claims provisions.

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

                Among our operations as of June 30, 2003, five hospitals, five diagnostic imaging centers and a prepaid Medicaid managed health plan were located in metropolitan Phoenix, Arizona; three hospitals and two ambulatory surgery centers were located in Orange County, California; five hospitals and various related health care businesses were located in San Antonio, Texas; and two hospitals and related clinics were located in metropolitan Chicago, Illinois. For the year ended June 30, 2003, our revenues were generated as follows:

Year ended June 30, 2003

Operations
Phoenix	28.7%
Orange County	11.6%
San Antonio	18.4%
Metropolitan Chicago (1)	27.8%
Phoenix Health Plan and other	13.5%

100.0%

(1) Includes MacNeal Health Providers.

                Any material change in the current demographic, economic, competitive or regulatory conditions in any of these regions could adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance. Moreover, due to the concentration of our revenues in only four regions, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.

                California has statutes and regulations that require hospitals to meet seismic performance standards, and hospitals that do not meet the standards may be required to retrofit their facilities.  Our estimated cost to comply with the seismic regulations and standards required by 2008, subject to extension to 2013 upon the state’s approval of our request for extension, is $11.2 million.  Upon completion of the $11.2 million in improvements, our California facilities will be compliant with the requirements of the seismic regulations through 2029.  We estimate that the majority of the square footage in our facilities will be compliant with the seismic regulations and standards required by 2030 once we have completed such $11.2 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements.  Moreover, in the event that our California facilities are found not to be in compliance with these seismic standards, we may be required to make significant capital expenditures to bring the California facilities into compliance, which could impact our financial position negatively.

                We may fail to comply with the privacy, security and electronic transaction requirements under the Health Insurance Portability and Accountability Act of 1996 and we may  be materially adversely effected as a result.

                HIPAA was enacted in August 1996 to assure health insurance portability, reduce healthcare fraud and abuse, guarantee security and privacy of health information and enforce standards for health information.  If we are found not to be compliant with any of the HIPAA regulations in effect, any such violation could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation.

                Regulations related to HIPAA are expected to impact us and others in the health care industry by:

(i)

Establishing standardized code sets for financial and clinical electronic data interchange (“EDI”) transactions to enable more efficient flow of information. The final regulations establishing electronic data transmission standards that all health care providers must use when submitting or receiving certain health care transactions electronically were published on August 17, 2000. Compliance with the final  regulations is required for our covered entities by October 16, 2003. However, as a result of final implementation of EDI in October 2003, there is a significant risk that our reimbursement from some or all of our significant payers will be delayed and such delay may affect us materially adversely until payer implementation is fully achieved.

(ii)

Mandating the adoption of privacy standards to protect the confidentiality and privacy of health information.  The final regulations restrict how we can use a patient’s health information within our facilities and when we can also disclose a patient’s health information to others outside our facilities. The final regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The final modifications to the privacy regulations were published in August, 2002 and our covered entities were required to comply with the privacy regulations by April 14, 2003.  We have implemented privacy policies and procedures to comply with the final privacy regulations and, as a result, we believe that we are in substantial compliance with these privacy regulations.

(iii)

Requiring covered entities to establish procedures and mechanisms to protect the security, integrity and availability of electronic protected health information. These regulations were issued on February 20, 2003 and require covered entities to implement administrative, physical and technical safeguards to protect the security of the electronic protected health information that they receive, store or transmit. We will have until April 21, 2005 to comply with these regulations governing  security standards. The security regulations could impose significant costs on our facilities and other health care businesses in order to comply with these standards. We believe that we will be able to comply with the security regulations.  However, the cost of compliance cannot yet be ascertained.

                We are in the process of implementing the necessary changes required pursuant to the terms of HIPAA and expect to be substantially complete within the required dates. However, failure by us or third parties on which we rely, including payers, to resolve HIPAA-related implementation issues could have a material adverse effect on our results of operations and our ability to provide health care services. Consequently, we can give you no assurance that issues related to the full  implementation of HIPAA will not have a material adverse effect on our financial condition or future results of operations.

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

                If we are unable to control our health care costs at Phoenix Health Plan, if the health plan should lose its governmental contract, or if state budgetary cuts reduce the scope of Medicaid coverage, our profitability may be adversely affected.

                For the year ended June 30, 2003 our Phoenix Health Plan generated approximately 13.3% of our net revenues.  Phoenix Health Plan derives substantially all of its revenues through a contract with the AHCCCS, which is the state agency that administers Arizona’s state Medicaid program.  AHCCCS pays capitated rates to Phoenix Health Plan, and Phoenix Health Plan subcontracts with physicians, hospitals and other health care providers to provide services to its enrollees. If we fail to effectively manage our health care costs, these costs may exceed the payments we receive. Many factors can cause actual health care costs to exceed the capitated rates paid by AHCCCS, including:

                •  our ability to contract with cost-effective health care providers;
                •  the increased cost of individual health care services;
                •  the type and number of individual health care services delivered; and
                •  the occurrence of catastrophes, epidemics or other unforeseen occurrences.

                We recently entered into a new contract with AHCCCS for the three year period ending September 30, 2006.  If this contract were terminated or not renewed or further extended, our profitability could be adversely affected by the loss of these revenues and cash flow.  Also, should the scope of the Medicaid program be reduced as a result of state budgetary cuts or other political factors, our results of operations could be adversely affected.

                The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities continues to rise. Successful malpractice or tort claims asserted against us, our physicians or our employees could materially adversely affect our financial condition and profitability.

                In recent years, physicians, hospitals and other health care providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs.  Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) and general liability insurance to protect against the costs of these types of legal actions.  However, as a result of insurance carrier payments in recent years of these large claims, the  pricing  in the professional and general liability insurance markets has risen greatly and there is currently limited availability of this type of insurance. Due to these unfavorable pricing and availability trends, we created an insurance subsidiary on June 1, 2002, to assume a substantial  portion of the professional and general liability risks of our facilities.  For claims reported since June 1, 2002, we maintain all of our professional and general liability insurance through this insurance subsidiary in respect of losses up to $10.0 million per occurrence. This is in comparison to our $1 million retention for the period June 1, 2001 to May 31, 2002.  We have also purchased an umbrella excess policy for  professional and general liability insurance with unrelated commercial carriers for losses in excess of $10.0 million per occurrence up to $100.0 million in the aggregate through May 31, 2004.  However, in the future excess insurance coverage may not continue to be available at a cost allowing us to maintain adequate levels of such insurance.  Moreover, due to the increased retention limits insured by our captive subsidiary, if actual payment of claims materially exceed our projected estimates of malpractice claims, our financial condition could be materially adversely affected.

                In addition, physicians’ professional liability insurance costs have dramatically increased to the point where some physicians are either choosing to retire early or leave certain markets. If physician professional liability insurance costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volume and thus our revenue.

Available Information

                Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available free of charge on our internet website at www.vanguardhealth.com under “Investor Relations-SEC Filings-SEC Filings on the Edgar Database” as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

Item 2.    Properties.

                A listing of our owned acute hospitals is included in Item 1 of this report under the caption “Business-Our Facilities”.  We also own or lease space for outpatient service facilities complementary to our hospitals and own and operate certain medical office buildings (some of which are joint ventures) associated with our hospitals that are occupied primarily by physicians who practice at our hospitals.  The most significant of these complementary outpatient health care facilities are two surgery centers in Orange County, California and five diagnostic imaging centers in metropolitan Phoenix, Arizona.  All of these outpatient facilities are in leased facilities, and the surgery centers are owned in joint ventures where we have minority partners.  Also, we just completed construction on West Valley Hospital Medical Center, a 74-bed acute care hospital in Goodyear, Arizona, which admitted its first patient on September 4, 2003.

                We currently lease approximately 37,150 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.

                Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.  Our obligations under our amended 2001 credit facility are secured by a pledge of substantially all of our assets, including first priority mortgages on each of our hospitals.  Also, our properties are subject to various federal, state and local statutes and ordinances regulating their operation.  Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results from operations.

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

                We have received a notice objecting to our use of the mark “Vanguard.”  We have also filed an opposition to the objecting party’s registration of the mark, “Vanguard Healthcare.”  The Patent and Trademark Office has approved our service mark application in respect of the mark “Vanguard” as it regards hospital and health care services for form and registration, subject to the issuance or abandonment of the objecting party’s application.  We do not brand our hospitals with the Vanguard name, and we do not believe that a negative outcome in this administrative proceeding would have a material effect upon our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of stockholders during the fourth quarter ended June 30, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

                There is no established public trading market for our common stock.  At September 15, 2003, there were 47 holders of record of our common stock.

                The Company has not declared or paid any dividends on its common stock.  We intend to retain all current and foreseeable future earnings to support operations and finance expansion.  Our senior secured credit facility and the indenture governing our 9.75% Notes restrict our ability to pay cash dividends on our common stock.

                On April 14, 2003, we issued to Linda W. Hischke, a former member of management, 13 shares of our common stock, for an aggregate purchase price of $22,115.45, upon her exercise of stock options previously issued to her under our 1998 Stock Option Plan.  This purchase of common stock was for cash consideration at a purchase price of $1,701.18 per share.  This transaction was not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided by Section 4(2) thereof for a transaction not involving any public offering.

Item 6.    Selected Financial Data.

                The following table sets forth selected consolidated financial data of our Company for, or as the end of, each of the five years ended June 30, 2003.  The selected financial data for the years ended June 30, 1999, 2000, 2001, 2002 and 2003 are derived from our audited financial statements.  The timing of acquisitions completed during fiscal years 2000, 2001, 2002 and 2003 affects the comparability of the selected historical financial data.  Please read this table in conjunction with the “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, appearing elsewhere in this report.

	Year Ended June 30,

	1999	2000	2001	2002	2003

	(dollars in millions)
Summary of Operations:

Revenues

	$91.5	$304.7	$667.8	$910.6	$1,340.5

Salaries and benefits

	39.3	146.5	323.6	384.4	578.4
Supplies

	12.5	40.5	92.9	116.1	202.6
Medical claims expense

	–	7.4	30.8	132.0	160.8
Other operating expenses

	15.5	56.6	111.4	152.8	216.6
Provision for doubtful accounts

	17.3	33.1	56.8	53.3	73.4
Depreciation and amortization

	3.9	11.8	23.8	29.5	46.9
Interest, net

	4.2	8.8	16.6	26.7	34.9
Non-cash stock compensation

	5.0	–	–	–	–
Debt extinguishment costs

	–	1.1	–	6.6	–
Minority interests and other

	0.2	0.2	1.2	(0.5)	(0.9)

Total costs and expenses

	97.9	306.0	657.1	900.9	1,312.7

Income (loss) before income taxes

	(6.4)	(1.3)	10.7	9.7	27.8
Income tax expense

	–	(0.1)	(0.5)	(2.9)	(10.9)

Net income (loss)

	(6.4)	(1.4)	10.2	6.8	16.9
Accrued preferred dividends

	–	(0.7)	(1.7)	(1.8)	(2.8)

Net income (loss) attributable to common shareholders

	$(6.4)	$(2.1)	$8.5	$5.0	$14.1

Balance Sheet Data (End of Period):

Assets

	$98.1	$549.9	$640.4	$851.9	$1,226.9
Long-term debt, including current portion

	56.2	153.3	163.4	314.8	479.4
Payable-In-Kind Preferred Stock

	–	20.7	22.3	24.1	57.0
Working capital

	11.9	39.5	15.3	87.9	37.1

Other Data:

Number of hospitals at end of period

	1	7	8	10	15
Number of licensed beds at end of period (a)

	239	1,481	1,676	2,207	3,666
Weighted average licensed beds (b)

	239	771	1,514	1,815	2,898
Discharges (c)

	12,447	31,864	65,237	75,364	114,327
Adjusted discharges-hospitals (d)

	19,811	50,661	96,774	110,758	166,508
Average length of stay (days) (e)

	3.2	4.1	4.1	4.1	4.2
Average daily census (f)

	112.0	278.4	728.8	837.0	1,309.0
Occupancy rate (g)	46.9%	46.1%	48.0%	46.1%	44.9%
____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)	Weighted average licensed beds represents the average number of licensed beds, weighted based on periods owned.

(c)

Discharges represents the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and used by management and certain investors as a general measure of inpatient volume.

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

(e)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(f)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(g)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of the utilization of inpatient rooms.

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
                •   The ability to maintain and increase patient volumes and control the costs of providing services including supplies costs
                •   Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
                •   The geographic concentration of our operations
                •   Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services

                Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures of risks we make in our filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Risk Factors” contained in Item 1 of this report under the caption “Business-Risk Factors”.  You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements in this report, you should not regard the inclusion of such information as a representation by us that objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do occur or are achieved, the impact they will have on our results of operations and financial condition.

Impact of Acquisitions

                Acquiring acute care hospitals in urban and suburban markets is a key part of our business strategy.  Since we have grown most years through acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.  In addition, we own a relatively small number of hospitals, which can cause an individual acquisition to have a material effect on our overall operating performance.  When we acquire a hospital, we generally implement a number of measures to lower costs and may also make significant investments in the facility to expand services, strengthen the medical staff and improve our overall market position.  The effects of these initiatives are not generally realized immediately.  Therefore, the financial performance of a newly acquired hospital may adversely affect our overall performance in the short term.

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

                We also acquired non-significant health care related businesses during fiscal 2001 through the assumption of certain liabilities of the seller and use of available cash.  The fiscal 2001 results of operations include operations for each of these acquisitions from the date of acquisition through June 30, 2001.  The total purchase price for net assets acquired for the 2001 acquisitions was $31.6 million, comprised of assets acquired of $87.9 million and liabilities assumed of $56.3 million.  We financed the purchase price for net assets acquired with cash raised from the sale of approximately $32.9 million of our common stock to our existing stockholders and the assumption of certain liabilities of the sellers.

                Fiscal 2002 Acquisitions

                On November 1, 2001, we acquired the assets of Paradise Valley Hospital in Phoenix, Arizona.  We paid cash of $55.3 million to satisfy the purchase price for net assets acquired.  We financed the acquisition with a portion of our cash proceeds from the July 30, 2001 issuance of our 9.75% Senior Subordinated Notes due 2011 (the “9.75% Notes”).  The fiscal 2002 results of operations include eight months of operations for this hospital.

                On June 3, 2002, but effective June 1, 2002, we acquired, through a majority-owned acquisition subsidiary, substantially all of the assets of Louis A. Weiss Memorial Hospital in Chicago, Illinois.  We paid cash of $44.0 million, net of a $2.5 million payment received for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary, to satisfy the purchase price for net assets acquired.  We financed the acquisition with a portion of the proceeds from the July 30, 2001 issuance of the 9.75% Notes.  The fiscal 2002 results of operations include one month of operations for this hospital.

                Fiscal 2003 Acquisitions

                On January 3, 2003, but effective January 1, 2003, we acquired, through a majority-owned subsidiary, substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in San Antonio, Texas, and surrounding areas of south Texas from Baptist Health Services, formerly known as Baptist Health System (“BHS”).  The BHS purchase price for net assets acquired was $293.8 million, comprised of cash of $246.2 million, $30.0 million of our Series B payable-in-kind redeemable convertible preferred stock and approximately $17.6 million of our convertible subordinated notes due 2013 bearing interest at 8.18%.  We funded the cash portion of the purchase price with $150.0 million of proceeds under the amended 2001 credit facility, $50.0 million from private sales of our common stock and cash on hand of $46.2 million.  The BHS acquisition was accounted for using the purchase method of accounting.  The fiscal 2003 results of operations include six months of operations for the BHS assets.

                Operational Strategies and Related Risks

                In order to increase revenues and enhance operating margins, we have implemented several operating initiatives including the following:

•

Expanding the spectrum of health care services provided by our facilities.  We believe that a key factor in increasing patient volume is to provide the communities we serve a comprehensive medical solution.  This strategy requires effective recruiting and retention programs for general practitioners and specialists and maintaining quality nursing support as well as a commitment to capital projects to provide current technology, service our existing facility framework and to expand facilities and services where necessary to meet the health care needs of the communities we serve.  Also, we believe completing strategic acquisitions to achieve in-market or new market growth and efficiencies will allow us to better serve our patients while improving our operating performance.  Our facility expansion strategies include construction of new facilities in underserved areas of our markets as demonstrated by our construction of West Valley Hospital Medical Center in western metropolitan Phoenix.

•

Providing continuous training and education to our hospital management teams to identify areas in which operating efficiencies can realistically be achieved.  We believe that one of the keys to providing effective and efficient health care services and administrative support lies in effective recruiting and retention programs, including continual training and educational support.  Our relationships with the University of Chicago at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate one of our many commitments to professional development for both health care and administrative staff.  Our comprehensive recruiting and retention strategy serves as a cornerstone upon which we build partnering relationships with our employees and physicians to ensure we have the expertise necessary to carry out our mission in all areas of our health care facilities.

•

Identifying geographic markets that provide a strategic fit with our goals and objectives.  We expect to continue pursuing acquisition activities in markets where we can obtain significant market share and capture additional volume of the aging U.S. population.  According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the United States today, comprising approximately 13% of the total U.S. population.  By the year 2030, the number of these elderly persons is expected to reach 69 million, or 20% of the total population.  We believe that our initiatives will position us to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets provides opportunities to expand services to those communities, provides flexibility in negotiations with managed care and other third party payers and strengthens our base for recruitment of health care professionals.

                Although we expect the initiatives above to increase our patient volumes and revenues, the following risk factors could offset those increases:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures.  For the year ended June 30, 2003, patient days attributable to managed care, Medicare and Medicaid were 45%, 40% and 12% of total patient days, respectively.  For the year ended

June 30, 2003, managed care, Medicare and Medicaid payers accounted for 55%, 30% and 9% of gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases for payers using a prospective payment system.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the year ended June 30, 2003, 65% of the total surgeries performed by our hospitals were outpatient surgeries.  Outpatient revenues as a percentage of gross patient revenues were 34.5% for the year ended June 30, 2003.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population and population growth rates that exceed the national average in certain of our markets, which supports increased inpatient days and surgeries. Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.

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

•

Our strategies to achieve in-market growth through facility expansion and medical upgrades require that we have access to capital to sufficiently fund these projects.  To the extent our operating results and the availability of third party funds do not sufficiently support these projects, our strategies may not be fully realized.

General Trends

                Federal regulators, including the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services and the Centers for Medicare and Medicaid Services (“CMS”), have recently intensified their scrutiny of Medicare outlier payments to hospitals.  Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total DRG payments.  To achieve this mandate, in recent years CMS periodically adjusted the cost threshold used to determine eligibility and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our Medicare outlier payments as a percentage of total Medicare DRG payments and as a percentage of total gross charges from all payer categories are 2.7% and 0.2%, respectively, which include the effects of the acquisition of the BHS hospitals and Weiss Hospital for a full one-year period.  Thus, we do not believe that we have a high level of outlier payments.  In June 2003, CMS published a final rule that modifies the outlier formula in an effort to more accurately distribute outlier payments from the outlier pool to hospitals and to ensure that hospitals cannot inappropriately manipulate outlier payments.  The final rule did not increase the current outlier threshold of $33,560 for the balance of federal fiscal year 2003.  Moreover, in July 2003 CMS decreased the outlier threshold for federal fiscal year 2004 to $31,000.  The other modifications made by CMS include allowing fiscal intermediaries to utilize more recent tentative cost report information to determine outlier payments, requiring the use of hospital-specific cost to charge ratios in most cases and establishing a mechanism of recoupment of previous overpayments.  Based on the guidelines set forth in the final rule, we do not believe that our current level of outlier payments will be materially affected.

                Certain other hospital companies have recently proposed policies to provide discounts from gross charges to certain patients without qualifying insurance.  CMS has granted preliminary approval to at least one of these proposals pending final approval from certain federal regulators.  If final approval for these discount policies is received, we intend to adopt similar policies during fiscal 2004.

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

                Upon renewal of our insurance policies effective June 1, 2002, we experienced a significant increase in premiums paid to insurance carriers, especially for professional and general liability coverage.  Prior to June 1, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Effective June 1, 2002, we established a wholly owned captive insurance subsidiary to insure our professional and general liability risks for individual claims up to $10.0 million, which resulted in a significant increase in accrual for claims incurred prior to June 1, 2002, but not reported until after June 1, 2002.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  We recently renewed our insurance coverage for the policy year June 1, 2003 to May 31, 2004.  We remain insured during this new policy year for professional and general liability risks for individual claims through our captive insurance subsidiary at a retention level of $10.0 million.  Additionally, we have purchased excess coverage from independent insurers for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We expect our professional and general liability costs will increase by 10% to 15% during fiscal 2004 compared to a comparable annualized cost during fiscal 2003.  Although we have not experienced a significant increase in the quantity and severity of professional liability claims during the past year, the current industry environment appears to indicate an increase in the quantity and severity of such claims.  This environment has led to increased costs in professional liability premiums, which we expect to continue into the foreseeable future.

                In February 2002, the Pennsylvania Insurance Commissioner placed PHICO Insurance Company into liquidation.  PHICO provided our professional and general liability coverage during the period June 1, 1999 to May 31, 2000.  We are aware of two claims for which PHICO is responsible under this policy.  Our costs for these claims may be subject to partial reimbursement from certain state guaranty funds, PHICO’s estate or certain of its reinsurance companies.  While we are unable to predict the outcome of these claims, management believes that our professional and general liability reserve is adequate to cover such claims should PHICO not be able to pay all or a portion of the claims.

                During the years ended June 30, 2002 and 2003, we renegotiated many of our contracts with managed care payers to improve reimbursement rates and improve operating results and cash flows.  Managed care payers are subject to pricing pressures, which often complicates our renegotiation efforts.  When renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

                The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona, San Antonio, Texas and Los Angeles/Orange County, California markets.  Recent reports forecast this shortage to continue into the near future.  During fiscal 2003 we implemented comprehensive recruiting and retention plans for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely impacted.

Selected Operating Statistics

                The following table sets forth certain operating statistics for the years ended June 30, 2001, 2002 and 2003.  Same hospital results for 2001 are not presented because the acquisitions during fiscal 2001 affect the comparability between the periods as a result of how the same hospital indicators are defined below.

	2001	2002	2003

Number of hospitals at end of period	8	10	15
Licensed beds	1,676	2,207	3,666
Discharges (a)	65,175	75,364	114,327
Adjusted discharges-hospitals (b)	96,774	110,758	166,508
Average length of stay (c)	4.1	4.1	4.2
Patient days (d)	266,007	305,370	477,791
Adjusted patient days-hospitals (e)	402,353	452,768	694,695
Net revenue per adjusted discharge-hospitals (f)	$5,726	$6,062	$6,381
Gross inpatient revenue per discharge (g)	$17,163	$18,100	$18,851
Outpatient surgeries (h)	32,297	37,245	50,073
Emergency room visits (i)	247,697	296,732	392,972

		2002	2003

Same hospital indicators:
Number of hospitals		8	8
Total revenues (in millions) (j)		$850.8	$909.6
Patient service revenues (in millions) (k)		$666.4	$690.8
Discharges (l)		68,729	69,305
Average length of stay (m)		4.1	4.0
Patient days (n)		279,685	278,964
Adjusted discharges-hospitals (o)		100,167	102,460
Adjusted patient days-hospitals (p)		411,911	416,083
Net revenue per adjusted discharge-hospitals (q)		$6,110	$6,281
Gross inpatient revenue per discharge (r)		$18,388	$20,282
Outpatient surgeries (s)		33,830	34,281
Emergency room visits (t)		273,725	264,193
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

(f)

Net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(g)	Gross inpatient revenue per discharge represents the average undiscounted charge for a patient stay and is an indicator of hospital pricing and acuity factors.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Same hospital total revenues represent revenues from entities owned (including health plans) for the full twelve months of both years presented.

(k)	Same hospital patient service revenues represent patient service revenues (excluding health plan premium revenues) from entities owned for the full twelve months of both years presented.

(l)	Same hospital discharges represent discharges for hospitals owned for the full twelve months of both years presented.

(m)	Same hospital average length stay represents average length of stay for hospitals owned for the full twelve months of both years presented.

(n)	Same hospital patient days represent patient days for hospitals owned for the full twelve months of both years presented.

(o)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient patient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the full twelve months of both years presented.

(p)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the full twelve months of both years presented.

(q)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals for those hospitals owned for the full twelve months of both years presented.  This statistic measures the average net payment expected to be received for a patient’s stay in the those hospitals owned during both respective periods.

(r)

Same hospital gross inpatient revenue per discharge represents the average undiscounted charge for a patient stay for those hospitals owned for the full twelve months of both years presented and is an indicator of pricing and acuity factors for those hospitals owned during both respective periods.

(s)

Same hospital outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers owned for the full twelve months of both years presented, on an outpatient basis (patient overnight stays not necessary).

(t)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital or freestanding emergency room owned  for the full twelve months of both years presented, regardless of whether an overnight stay is subsequently required.

Results of Operations

                The following table presents a summary of our operating results for the years ended June 30, 2001, 2002 and 2003.

	Year ended June 30,

	2001		2002		2003
	Amount	%	Amount	%	Amount	%

	(In millions)
Revenues	$667.8

		100.0%	$910.6	100.0%	$1,340.5	100.0%

Salaries and benefits	323.6

		48.5	384.4	42.2	578.4	43.2
Supplies	92.9

		13.9	116.1	12.7	202.6	15.1
Medical claims expense	30.8

		4.6	132.0	14.5	160.8	12.0
Insurance	8.2

		1.2	19.7	2.2	28.4	2.1
Other operating expenses	103.2

		15.5	133.1	14.6	188.2	14.0
Provision for doubtful accounts	56.8

		8.5	53.3	5.9	73.4	5.5
Depreciation and amortization	23.8

		3.5	29.5	3.3	46.9	3.5
Interest expense, net	16.6

		2.5	26.7	2.9	34.9	2.6
Debt extinguishment costs	–

		–	6.6	0.7	–	–
Minority interests and other	1.2

		0.2	(0.5)	(0.1)	(0.9)	(0.1)

Income before income taxes	10.7	1.6	9.7	1.1	27.8	2.1
Provision for income taxes	0.5

		0.1	2.9	0.3	10.9	0.8

Net income	$10.2	1.5%	$6.8	0.8%	$16.9	1.3%

                Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

                Revenues.  The $429.9 million increase in revenues during fiscal 2003 was attributable to revenues from acquisitions of $371.1 million and same hospital revenue improvement of $58.8 million.  On a same hospital basis, discharges increased by 0.8% during fiscal 2003, while adjusted discharges-hospitals (which includes a factor for outpatient volume) increased by 2.3% during fiscal 2003.  Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 2.8% on a same-hospital basis during fiscal 2003 as a result of our successful negotiations of managed care contracts with improved reimbursement rates in certain markets and also improved Medicare reimbursement rates.  However, with certain of our managed care payers, higher negotiated reimbursement rates resulted in volume declines.  We expect net revenues on a same hospital basis to improve as we continue renegotiation efforts and recover volumes from certain managed care payers.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency room, psychiatric, rehabilitation, cardiac, radiology, and surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings.  During fiscal 2003, we added a significant number of credentialed specialists and general practitioners to our hospitals.  We will continue our physician recruiting and retention strategies to increase hospital volumes and provide the services needed in the communities we serve.

                Salaries and benefits.  The $194.0 million increase in salaries and benefits is primarily attributable to acquisitions, which account for $172.2 million of the increase.  Salaries and benefits as a percentage of revenues increased from 42.2% in 2002 to 43.2% during 2003 primarily due to the BHS acquisition as it typically takes an extended period of time to fully implement our staffing mix model at acquired hospitals, especially significant acquisitions such as the BHS assets.  On a same hospital basis, salaries and benefits as a percentage of revenues decreased from 41.9% to 41.6% during fiscal 2003.

                We successfully managed staffing levels at our hospitals and improved labor productivity during fiscal 2003.  However, our productivity efficiencies were partially offset by increased nursing compensation and utilization of contract labor.  The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona, San Antonio, Texas, and Los Angeles/Orange County, California markets.  Recent reports forecast this shortage to continue into the near future, especially in California where state mandated increased nurse-staffing ratios begin to go into effect on January 1, 2004.  Our comprehensive recruiting and retention plans for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment has mitigated some of the effects of the nursing shortage.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits expense.

                Supplies.  Acquisitions accounted for $78.9 million of the $86.5 million increase in supplies during fiscal 2003.  Increased volume and acuity of surgeries on a same hospital basis accounted for the remaining increase.  Same hospital surgeries increased by 0.9% during fiscal 2003.  Surgeries typically require greater utilization of supplies than do non-surgical admissions.

                Supplies expense as a percentage of revenues increased to 15.1% during fiscal 2003 from 12.7% during fiscal 2002.  This increase is due to the BHS and Weiss hospital acquisitions.  Supplies expense as a percentage of revenues are much higher at the BHS and Weiss hospitals compared to our other hospitals.  On a same hospital basis, supplies expense as a percentage of revenues remained flat year over year.  We expect this ratio to improve as we continue to transition supplies contracts at the BHS and Weiss hospitals to our purchasing group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

                Medical claims.  The $28.8 million increase in medical claims is due to the significant increase in enrollees and revenues for Phoenix Health Plan.  Medical claims expense as a percentage of premium revenues increased from 71.4% to 73.5% during fiscal 2003 due to slight increases in member inpatient utilization and severity during fiscal 2003.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $24.9 million, or 13.4% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2003.

                Insurance.  Acquisitions accounted for $8.9 million of the increase in insurance expense during fiscal 2003.  Insurance expense on a same hospital basis decreased slightly during fiscal 2003.  The slight decrease is a result of increases in professional and general liability premiums and claims experience during fiscal 2003 offset by the adjustment to expense during fiscal 2002 related to the changes in our professional and general liability coverage as described in the comparison of insurance for fiscal 2002 versus fiscal 2003.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention as compared to our $1.0 million self-insured retention under our previous insurance policy.  We changed our coverage due to pricing pressures and the limited availability of carriers willing to underwrite professional and general liability insurance.  We anticipate continued increases in insurance costs in the near future since the professional and general liability market remains depressed.

                Other operating expenses.  Other operating expenses include costs such as rents and leases, professional fees, purchased services, marketing, repairs, utilities, licenses and non-income taxes.  Acquisitions accounted for $54.3 million of the $55.1 increase in other operating expenses during fiscal 2003.  Other operating expenses remained flat on a same hospital basis between the two periods.  Other operating expenses as a percentage of revenues decreased from 14.6% to 14.0% during fiscal 2003 as we managed these costs in relation to the rate of revenue growth during fiscal 2003.

                Provision for doubtful accounts.  During fiscal 2003, the provision for doubtful accounts increased by $28.0 million due to acquisitions and decreased by $7.9 million on a same hospital basis resulting in a net increase of $20.1 million.  The same hospital improvement during fiscal 2003 was primarily a result of our efforts to improve cash collection processes and increase productivity of our hospital business offices.  These efforts resulted in expedited cash collections and greater than expected recoveries of amounts previously considered uncollectible.  The enactment of Proposition 204 in Arizona also positively affected our bad debt rate as many previously uninsured patients became qualified for state Medicaid coverage under Proposition 204.

                Depreciation and amortization.  During fiscal 2003, depreciation and amortization related to acquisitions was $12.3 million, while same hospital depreciation and amortization increased by $5.1 million.  As part of our commitment to expand and improve our capital infrastructure, we spent approximately $98.5 million for capital improvements in fiscal 2003, including $26.6 million related to our construction of a new hospital in the Phoenix market.  These capital purchases resulted in increased depreciation and amortization during fiscal 2003.  On July 1, 2001, we adopted the provisions of SFAS 141 and 142 resulting in re-allocations of the excess purchase price over net assets acquired to goodwill and identifiable intangible assets.  Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests.  The suspension of goodwill amortization and the changes in classifications of identifiable intangible assets and related remaining useful lives is fully reflected in both the fiscal 2003 and 2002 amounts.

                Interest.  The $8.2 million increase in net interest expense during fiscal 2003 primarily relates to $150.0 million of new term loan borrowings and related loan costs under the amended 2001 credit facility and issuance of $17.6 million of convertible subordinated notes to fund the BHS acquisition in January 2003 as well as the impact of paying an extra month of interest on our 9.75% Notes during fiscal 2003 as compared to fiscal 2002.

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

                Minority interests and other.  Minority interests and other expenses decreased $0.4 million during fiscal 2003 compared to fiscal 2002.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our consolidated income statements.  Minority interests for fiscal 2003 decreased slightly to $0.7 million compared to $0.8 million for fiscal 2002.  Other items contributing to the $0.4 million decrease in minority interests and other expenses during fiscal 2003 were increased equity method income during fiscal of $1.1 million, primarily from equity method investments acquired as part of the BHS acquisition, and decreased gains on sales of assets of $0.8 million.

                Income taxes.  The provision for income taxes increased from $2.9 million for fiscal 2002 to $10.9 million for fiscal 2003 resulting in an increase in the effective tax rate from 29.8% to 39.2%.  The valuation allowance that offsets our deferred tax assets decreased by $1.4 million for the year ended June 30, 2002, resulting in a lower effective tax rate in 2002.

                Net income.  Net income increased from $6.8 million in fiscal 2002 to $16.9 million in fiscal 2003.  The increase relates to increased revenues as described above in excess of increases expenses.  Net income in fiscal 2003 was adversely affected by increases in depreciation and amortization, net interest and income taxes of $17.4 million, $8.2 million and $8.0 million, respectively.  We view these costs as products of our strategic growth initiative.

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

                Salaries and benefits.  The $60.8 million increase in salaries and benefits is primarily attributable to acquisitions, which account for $58.1 million of the increase.  Salaries and benefits as a percentage of revenues decreased from 48.5% in 2001 to 42.2% in 2002 due to having a full year of Phoenix Health Plan operations during fiscal 2002.  Excluding the impact of Phoenix Health Plan, salaries and benefits as a percentage of revenues decreased to 49.5% during fiscal 2002 from 49.7% during fiscal 2001.  We successfully managed staffing levels at our hospitals and improved labor productivity.  However, our productivity efficiencies were partially offset by increased nursing compensation.  The hospital industry continues to face a nationwide shortage of nurses.  We experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona and Los Angeles/Orange County, California markets.  During the first quarter of fiscal 2003, we initiated a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment.

                Supplies.  Acquisitions accounted for $16.8 million of the $23.2 million increase in supplies during fiscal 2002.  Increased volume and acuity of surgeries on a same hospital basis accounted for the remaining increase.  Same hospital surgeries increased by 3.0% during fiscal 2002.  Surgeries typically require greater utilization of supplies than do non-surgical admissions, which explains the increase in supplies expense during 2002 when same hospital discharges decreased by 1.3% and same hospital surgeries increased by 3.0%.

                Medical claims.  The $101.2 million increase in medical claims is almost exclusively due to the acquisition of Phoenix Health Plan on May 1, 2001.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members,  including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $26.2 million, or 16.6% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2002.

                Insurance.  Acquisitions accounted for $2.1 million of the $11.5 million increase in insurance expense during fiscal 2002.  Insurance expense on a same hospital basis increased by $9.4 million primarily due to changes in our professional and general liability coverage effective June 1, 2002.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention as compared to our $1.0 million self-insured retention under our previous insurance policy.  We restructured our coverage due to pricing pressures and the limited availability of carriers willing to underwrite professional and general liability insurance.  The $11.5 million increase is comprised of the following factors:  (1) a $5.7 million increase in the professional and general liability reserve for the increased retention related to incurred but not reported claims; (2) a $2.6 million increase in our professional and general liability reserve at the $1.0 million retention level due to the lack of maturity of our claims; (3) professional and general liability and property premiums increases of $2.1 million and (4) an increase in our professional and general liability reserve of $1.1 million related to the liquidation of PHICO.

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

                Provision for doubtful accounts.  During fiscal 2002, the provision for doubtful accounts increased by $5.5 million due to acquisitions and decreased by $9.0 million on a same hospital basis resulting in a net decrease of $3.5 million.  The same hospital improvement during fiscal 2002 was primarily a result of our efforts to improve cash collection processes and increase productivity of our hospital business offices.  The enactment of Proposition 204 in Arizona also positively affected our bad debt rate as many previously uninsured patients qualified for Medicaid under Proposition 204.  Additionally, the provision for doubtful accounts was negatively affected during the first quarter of fiscal 2001 as we transitioned the hospitals acquired during 2000 to our corporate policy regarding the allowance for doubtful accounts.

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

                Minority interests and other.  Minority interests and other expenses decreased $1.7 million in fiscal 2002 compared to fiscal 2001.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our consolidated statements of operations.  Minority interests for fiscal 2002 remained comparable to fiscal 2001 at $0.8 million.  The $1.7 million decrease in minority interests and other expenses during fiscal 2002 primarily relates to gains on sales of land and other assets of $0.8 million during fiscal 2002 as compared to losses on sales of assets of $0.5 million during fiscal 2001.

                Income taxes.  The provision for income taxes increased from $0.5 million for 2001 to $2.9 million for 2002 resulting in an increase in the effective tax rate from 4.7% in 2001 to 29.9% in 2002.  The valuation allowance that offsets our deferred tax assets decreased by $4.1 million and $1.4 million for the years ended June 30, 2001 and 2002, respectively, resulting in a decrease in our effective tax rates.

                Net income.  Net income decreased from $10.2 million in fiscal 2001 to $6.8 million in fiscal 2002.  The decrease was primarily a result of increases in depreciation and amortization and interest resulting from the 2001 and 2002 acquisitions and the issuance of the 9.75% Notes, respectively.  We also incurred debt extinguishment costs of $6.6 million during fiscal 2002.  We view these costs as products of the Company’s strategic growth initiative.

Summary Results of Operations by Quarter

                The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2002 and 2003.  We believe that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the consolidated financial statements for the fiscal years ended June 30, 2002 and 2003.  Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	September 30, 2001	December 31, 2001	March 31, 2002	June 30, 2002

	(In millions)
Net revenues	$207.3	$223.1	$235.9	$244.3
Net income (loss)	(4.2)	2.6	6.4	2.0

	September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003

	(In millions)
Net revenues	$267.9	$267.3	$402.4	$402.9
Net income	2.4	2.6	6.6	5.3

Liquidity and Capital Resources

                At June 30, 2003, we had working capital of $37.1 million, including cash and cash equivalents of $27.2 million.  $11.1 million of the cash balance was restricted for use by our captive insurance subsidiary.  Working capital at June 30, 2002 was $87.9 million.  The decrease in working capital is primarily due to the use of cash on hand to fund a portion of the BHS acquisition purchase price and to fund liabilities assumed in the BHS acquisition.  Cash provided by operating activities increased from $44.7 million for the year ended June 30, 2002 to $117.7 million for the year ended June 30, 2003.  We generated cash flows from operations through increased revenues over expenses, an improvement in collections of net accounts receivable and the timing of payment of accrued expenses and other liabilities.

                Cash used in investing activities increased from $135.4 million for the year ended June 30, 2002 to $344.0 million for the year ended June 30, 2003.  Cash used to fund hospital acquisitions, net of cash received, increased from $100.3 million for the year ended June 30, 2002 to $249.4 million for the year ended June 30, 2003, primarily as a result of the BHS acquisition.  Cash used for capital expenditures also increased by approximately $63.4 million to $98.5 million for the year ended June 30, 2003, $26.6 million of which related to construction of West Valley Hospital Medical Center (“West Valley”), our new hospital recently opened in Goodyear, Arizona.  The funding of capital expenditures is in part subject to the timing of certain capital projects at the BHS hospitals, Arrowhead Community Hospital and Phoenix Baptist Hospital that are required under the respective purchase agreements for these hospitals as well as the construction of West Valley.  As of June 30, 2003, we have funded or committed to fund approximately $30.8 million of our $200.0 million commitment in respect of the BHS hospitals and $26.8 million of our $50.0 million contractual commitment in respect of Arrowhead and Phoenix Baptist hospitals.  We anticipate spending during fiscal year 2004 an additional $24.0 million of the estimated project cost of $55.0 million for the construction of West Valley.  We expect to complete all of these capital projects and commitments during the next one to six years.

                Our amended 2001 credit facility contains provisions that limit annual capital expenditures.  For the year ended June 30, 2003, we are in compliance with these capital expenditure provisions.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Cash provided by financing activities increased from $134.0 million for the year ended June 30, 2002 to $198.1 million for the year ended June 30, 2003.  The increase was attributable to our new term loan borrowings under the amended 2001 credit facility and our issuance of Common Stock to finance the BHS acquisition as described below.

                On January 3, 2003, in connection with the BHS acquisition, we expanded our 2001 credit facility by adding a $150.0 million term loan facility to our existing revolving loan facility.  We utilized the proceeds of the $150.0 million in term loans to fund a portion of the purchase price paid to the Seller.  The revolving loan facility capacity remains at $125.0 million under the amended 2001 credit facility, subject to reduction for outstanding letters of credit.  Additionally, as part of the BHS purchase price, we issued approximately $17.6 million of our convertible subordinated notes which provide for annual interest payments at 8.18% until their maturity on January 3, 2013.  The notes are convertible at any time into our Common Stock at a $3,500 per share conversion price.  We may not redeem the notes prior to January 1, 2008, and must pay premiums of 102% and 101% for redemptions during the two years subsequent to January 1, 2008, respectively, with redemptions thereafter being available at par.

                As of June 30, 2003, we had 55,194 shares of two series of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  We issued 20,000 shares of our first series of PIK Preferred Stock on February 1, 2000 in connection with the acquisition of MacNeal Hospital.  We currently intend to issue and record paid-in-kind dividends annually at 8% of the liquidation value of our first series of PIK Preferred Stock until January 31, 2008 and to pay cash dividends thereafter until the January 31, 2015 redemption date for the stock.  As of June 30, 2003, 25,194 shares of this series were outstanding.  Our first series of PIK Preferred Stock will automatically convert to Common Stock upon an initial public offering of our Common Stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.  In connection with our purchase of the health care assets of BHS on January 3, 2003, we issued 30,000 shares of our Series B PIK Preferred Stock with a liquidation value of $1,000 per share.  We currently intend to issue and record paid-in-kind dividends annually at 6.25% of the liquidation value of the Series B PIK Preferred Stock until January 1, 2010 and to pay cash dividends annually thereafter until the January 31, 2015 redemption date applicable to such shares.  The Series B PIK Preferred Stock is convertible to our Common Stock at any time at a $3,500 per share conversion price.

                On January 9, 2003, subsequent to our purchase of the health care assets of BHS and expansion of the 2001 credit facility, Standard and Poor’s 1) lowered our corporate credit rating from “B+” to “B”; 2) lowered the credit rating on the 9.75% Notes from “B-” to “CCC+”; and 3) affirmed the “B+” credit rating on our amended 2001 credit facility.  Standard and Poor’s stated that it made the downgrades due to its concerns about the size of the BHS acquisition and our ability to generate sufficient returns in relation to our indebtedness.  On December 2, 2002, Moody’s affirmed its existing rating of “Ba3” for the $125.0 million revolving loan facility under the existing 2001 credit facility, affirmed its existing rating of “B3” for the 9.75% Notes and assigned a “Ba3” rating to the $150.0 million term loans under the amended 2001 credit facility.

                We believe that the working capital on hand and the availability of revolving borrowings under our amended 2001 credit facility are sufficient to meet our operating and capital needs for the foreseeable future.  Additionally, certain funds controlled by Morgan Stanley Capital Partners (the “MSCP Funds”) have entered into a subscription agreement with us to purchase an additional $273.4 million of our Common Stock to fund future acquisitions and cash flow needs.  Common Stock purchases by the MSCP Funds are subject to several conditions outside our control, including the approval of the Investment Committee of Morgan Stanley Capital Partners.  No assurance can be given that any or all of such conditions to additional Common Stock purchases will be met.  We anticipate spending approximately $155.0 million on facilities expansions, renovation projects and medical upgrades during fiscal year 2004, including the remaining amounts owed for the construction of West Valley.  Funding for these capital projects may require that we draw upon our revolving loan facility during the first or second quarter of fiscal 2004.

                We also intend to acquire additional hospitals and will continue to seek acquisitions that fit our corporate growth strategy.  These acquisitions would require financing in addition to the working capital on hand, availability of funds under our revolving loan facility and our future operating cash flows.  We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions or for other corporate purposes.  However, should our operating results and borrowing capacities not sufficiently support these capital projects or acquisition opportunities, our in-market growth strategies may not be fully realized.

                We are subject to certain restrictive and financial covenants under the amended 2001 credit facility including a total leverage ratio, a senior leverage ratio, an interest coverage ratio and capital expenditure restrictions.  As of June 30, 2003, we were in compliance with each of these covenants.  As of June 30, 2003, the only amounts drawn against the revolving facility under amended 2001 credit facility were letters of credit totaling approximately $25.8 million.

                On January 17, 2003, we entered into an agreement with Bank of America, N.A., to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of our $150.0 million of terms loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period beginning July 3, 2003 and ending July 3, 2004.

Guarantees

                We are a party to certain rent shortfall or master lease agreements with certain unconsolidated entities and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business.  We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of June 30, 2003.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$41.1	$84.9	$84.5	$580.1	$790.6
Capital lease obligations	5.5	5.7	0.6	–	11.8
Operating leases	17.0	22.3	14.0	29.1	82.4
Other long-term obligations	2.1	–	–	–	2.1
Purchase obligations	19.9	–	–	–	19.9

Subtotal	$85.6	$112.9	$99.1	$609.2	$906.8

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvement commitments	$35.3	$0.1	$0.5	$10.6	$46.5
Guarantees of surety bonds	5.0	–	–	–	5.0
Letters of credit	–	25.8	–	–	25.8
Capital expenditure commitments	33.7	63.6	77.2	17.9	192.4
Physician commitments	2.8	–	–	–	2.8
Rental shortfall agreements	0.3	0.1	0.1	0.6	1.1

Subtotal	$77.1	$89.6	$77.8	$29.1	$273.6

Total obligations and commitments	$162.7	$202.5	$176.9	$638.3	$1,180.4

                California has a statute and regulations that require hospitals to meet certain seismic performance standards.  Hospitals that do not meet the standards may be required to retrofit their facilities.  We have filed our required compliance plans with the State of California.  We recently filed a request to extend the deadline for seismic compliance from the current state-imposed deadline of 2008 to 2013 and expect to comply with the seismic requirements at all of our California facilities by the final deadline required.  We expect to incur approximately $11.2 million in costs to meet our compliance plan.  Upon completion of the $11.2 million in improvements, our California facilities will be compliant with the seismic regulations and standards through 2029.  We estimate that the majority of the square footage in our California facilities will be compliant with the seismic regulations and standards that come into effect during 2030 once we have completed our $11.2 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements.

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

                Allowance for Doubtful Accounts

                Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows.  The allowance for doubtful accounts was approximately 17.6% of accounts receivable, net of contractual discounts, as of June 30, 2003.  The primary collection risk lies with uninsured patient accounts or patient accounts in respect of which the primary insurance carrier has paid but patient deductibles or co-insurance portions remain outstanding.  We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  We continually monitor our accounts receivable balances and utilize cash collections data and subsequent write-off data to support the basis for our estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations may have a significant impact on our results of operations and cash flows.

                Allowance for Contractual Discounts and Settlement Estimates

                We typically receive payments from third party payers, including Medicare, Medicaid and managed care payers, that are less than billed charges requiring the estimation of contractual discount allowances.  The Medicare and Medicaid regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost settlement provisions requiring complex calculations and assumptions subject to interpretation.  We estimate the allowance for contractual discounts on a payer-specific basis based upon our interpretation of the applicable regulations or contract terms.  We have made significant investments in human resources and information systems to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to different interpretation that may result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating management’s continual review and assessment of the estimation process.

                Insurance Reserves

                Given the nature of our operating environment, we are continually subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, we maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We maintain excess coverage for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of June 30, 2003, our professional and general liability accrual for asserted and unasserted claims was approximately $26.5 million.  The estimated accrual for malpractice and workers compensation claims could be significantly increased should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                For the year ended June 30, 2003, medical claims expense was approximately $160.8 million, primarily representing medical claims of enrollees in our Medicaid managed health plan in Phoenix, Arizona, Phoenix Health Plan.  We estimate our reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators.  The reserve for medical claims incurred but not reported for our health plans was approximately $33.5 million as of June 30, 2003.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the year ended June 30, 2003, approximately $24.9 million of health plan payments to hospitals and other health care facilities owned by us for services provided to health plan enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

Contingencies and Health Care Regulation

                Effects of Inflation and Changing Prices.  The health care industry is labor intensive.  Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace.  Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices.  Revenues for acute care hospital services rendered to Medicare patients are established under the federal government’s prospective payment system.  We believe that hospital industry operating margins have been, and may continue to be, under significant pressure because of deterioration in inpatient volumes, changes in payer mix and growth in operating expenses in excess of the annual increases we obtain in prospective payments under the Medicare program.

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

                Medicare Cost Reports.  Hospitals participating in the Medicare program are required to meet certain financial reporting requirements, including submission of annual cost reports identifying medical costs and expenses associated with hospital services to Medicare recipients.  Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports were extended due to delays in receiving necessary reports from the Medicare fiscal intermediaries.  We have now filed all Medicare cost reports relating to Medicare fiscal year-ends 2002 and prior periods; however, we are still experiencing delays with fiscal intermediary audits of filed cost reports.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of June 30, 2002, we maintained an interest swap agreement on a notional amount of $100.0 million of our outstanding $300.0 million of 9.75% Senior Subordinated Notes due 2011 (the “9.75 Notes”).  The swap agreement effectively converted the 9.75% fixed rate of the $100.0 million notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  As of June 30, 2002, the variable rate was 5.69%.  Effective August 13, 2002, we voluntarily terminated the interest rate swap agreement in consideration of a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement and, as of June 30, 2003, we bear the full 9.75% interest rate risk for all $300.0 million of the 9.75% Notes.  The fair value of the 9.75% Notes was approximately $306.0 million as of June 30, 2003, based upon quoted market prices.

                In order to fund a portion of the purchase price of the BHS acquisition, we entered into the amended 2001 credit facility.  The $150.0 million in term loans borrowed under the amended 2001 credit facility bear interest at a variable interest rate based upon the LIBOR rate in effect on certain interest reset dates plus an applicable fixed margin.  To mitigate a portion of the interest rate risk for our variable rate debt, in January 2003 we entered into an agreement with Bank of America, N.A. to swap the variable LIBOR rate for a notional amount of $147.0 million of our $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing on July 3, 2003 and ending on July 3, 2004.  Based upon a hypothetical 1% increase to the current interest rate under our credit facility debt, annualized interest expense on the credit facility debt would increase by $1.5 million beginning after the termination of our interest rate swap on July 3, 2004.  A hypothetical 1% change in interest rates would not have a material impact on the fair value of our outstanding fixed rate convertible subordinated notes.  As of the date of this report, there is also $25.8 million in letters of credit outstanding under the amended 2001 credit facility.

Item 8.    Financial Statements and Supplementary Data.

                Information with respect to this Item is contained in our consolidated financial statements indicated in the Index on Page F-1 of this Annual Report on Form 10-K.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                None.

Item 9A.         Controls and Procedures.

                        Evaluation of Disclosure Control and Procedures

                        As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                        Changes in Internal Control Over Financial Reporting

                        There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.         Directors and Executive Officers of the Registrant.

                        The table below presents information with respect to our directors and executive officers as of September 1, 2003.

Name	Age
Charles N. Martin, Jr.	60	Chairman of the Board & Chief Executive Officer; Director
William L. Hough	51	President & Chief Operating Officer; Director
Joseph D. Moore	56	Executive Vice President, Chief Financial Officer & Treasurer; Director
Ronald P. Soltman	57	Executive Vice President, General Counsel & Secretary; Director
Reginald M. Ballantyne III	59	Senior Vice President-Market Strategy & Government Affairs
Bruce F. Chafin	47	Senior Vice President-Compliance & Ethics
Robert E. Galloway	58	Senior Vice President-Development
James Johnston	59	Senior Vice President-Human Resources
Robert M. Martin	54	Senior Vice President-Operations
Phillip W. Roe	42	Senior Vice President, Controller & Chief Accounting Officer
Dale S. St. Arnold	49	Senior Vice President-Operations
James H. Spalding	44	Senior Vice President, Assistant General Counsel & Assistant Secretary
Alan G. Thomas	49	Senior Vice President-Operations Finance
Kent H. Wallace	48	Senior Vice President-Operations
Thomas M. Ways	53	Senior Vice President-Managed Care & Physician Integration
Keith B. Pitts	46	Vice Chairman; Director
Karen H. Bechtel	54	Director
Eric T. Fry	36	Director
Howard I. Hoffen	39	Director

                        Charles N. Martin, Jr. has served as Chairman of the Board of Directors and Chief Executive Officer of Vanguard since July 1997. Until May 31, 2001, he was also Vanguard’s President. From January 1992 until January 1997, Mr. Martin was Chairman, President and Chief Executive Officer of OrNda HealthCorp (“OrNda”), a hospital management company. Prior thereto Mr. Martin was President and Chief Operating Officer of HealthTrust, Inc., a hospital management company, from September 1987 until October 1991. Mr. Martin is also a director of several privately held companies.

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

                        Reginald M. Ballantyne III, joined Vanguard in May 2001 and has served as Senior Vice President-Market Strategy & Government Affairs of Vanguard since January 2002.  From 1984 to 2001, he served as President of PMH Health Resources, Inc. (“PMH”), an Arizona based multi-unit health care system.  In February 2001, PMH filed a Chapter 11 proceeding in order to implement the sale of the business and assets of PMH to Vanguard.  Prior to 1984, Mr. Ballantyne served as President of Phoenix Memorial Hospital in Phoenix, Arizona.  Mr. Ballantyne served as Chairman of the American Hospital Association (“AHA”) in 1997 and as Speaker of the AHA House of Delegates in 1998.  He is a Fellow of the American College of Healthcare Executives (“ACHE”) and a recipient of the ACHE Gold Medal Award for Management Excellence.  Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the AHA Committee of Commissioners from 1992 until 1995.  Mr. Ballantyne is also a director of Superior Consultant Holdings Corporation and several privately held companies.

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

                        Robert M. Martin has been a Senior Vice President-Operations of Vanguard since February 2003.  Prior thereto from September 2000 to December 2001 Mr. Martin served as Chairman of the Board, President and Chief Executive Officer of Healthstar Corporation of Brentwood, Tennessee, a corporation he founded to own and operate rural acute care hospitals in the United States.  From May 1995 to February 1999 Mr. Martin was Chairman of the Board, President and Chief Executive Officer of New American Healthcare Corporation of Brentwood, Tennessee, a corporation also founded by Mr. Martin which acquired and operated 11 rural and non-urban, acute care hospitals in 9 different states of the United States.  In April 2000 New American Healthcare Corporation filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

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

                        Kent H. Wallace   has been a Senior Vice President-Operations of Vanguard since February 2003. Prior thereto from July 2001 to December 2002 he was Regional Vice President of Province Healthcare Company of Brentwood, Tennessee, an owner and operator of 20 non-urban, acute care hospitals in 13 states of the United States. During this time Mr. Wallace had managerial responsibility for seven of these hospitals.  From June 1999 until June 2001 Mr. Wallace was President and Chief Executive Officer of  Custom Curb, Inc. of Chattanooga, Tennessee, a family owned company which manufactured roof accessories.  Prior thereto from January 1997 until May 1999 Mr. Wallace was a Vice President–Acquisitions and Development of Tenet Healthcare Corporation, a hospital management company.

                        Thomas M. Ways has served as Senior Vice President-Managed Care & Physician Integration of Vanguard since March 1998. Prior thereto from February 1997 to February 1998, he was Chief Executive Officer of MSO/Physician Practice Development for the Southern California Region of Tenet Health Care Corporation, a hospital management company. Prior thereto from August 1994 to January 1997, he was Vice President–Physician Integration of OrNda.

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

                        Karen H. Bechtel has served as a Director of Vanguard since March 2000. Ms. Bechtel has been a Managing Director of Morgan Stanley Private Equity since 1998 and a Managing Director of Morgan Stanley & Co. Incorporated since 1986. She is also a director of Cross Country Healthcare, Inc. and several privately held companies.

                        Eric T. Fry has served as a Director of Vanguard since May 1998. He joined Morgan Stanley & Co. Incorporated in 1989 and has been a Managing Director of both Morgan Stanley & Co. Incorporated and Morgan Stanley Private Equity since December 2001. He is also a director of ACG Holdings, Inc., American Color Graphics, Inc. and several privately held companies.

                        Howard I. Hoffen has served as a Director of Vanguard since January 2001. Mr. Hoffen is currently the Chairman and Chief Executive Officer of Morgan Stanley Private Equity, and has been a Managing Director of Morgan Stanley & Co. Incorporated since 1997.  He joined Morgan Stanley & Co. Incorporated in 1985 and Morgan Stanley Private Equity in 1986.  Mr. Hoffen is also a director of Catalytica Energy Systems, Inc., Choice One Communications Inc. and several privately held companies.

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

Item 11.         Executive Compensation.

                        The following table sets forth, for our last three fiscal years ended June 30, 2003, the compensation earned by our Chief Executive Officer and our four other most highly compensated executive officers.  We refer to these persons as our named executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (a)	Securities Underlying Options (#)	All Other Compensation ($) (b)

Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer	2003	900,000	540,000	0	0	9,564
	2002	900,000	0	0	975	7,422
	2001	700,008	0	0	0	7,422

William L. Hough President & Chief Operating Officer	2003	550,000	330,000	0	0	5,500
	2002	550,000	0	0	293	5,100
	2001	428,016	0	0	0	5,100

Joseph D. Moore Executive Vice President, Chief Financial Officer & Treasurer	2003	500,000	200,000	0	0	0
	2002	500,000	0	0	293	0
	2001	369,504	0	0	0	0

Keith B. Pitts Vice Chairman	2003	550,000	330,000	0	0	6,310
	2002	550,000	0	0	293	5,640
	2001	428,016	0	374,365	8,409	5,640

Dale S. St. Arnold (c) Senior Vice President-Operations	2003	378,000	378,000	2,496	250	405
	2002	7,269	50,000	5,000	200	0
	2001	0	0	0	0	0
____________________
(a)

An “0” in this column means that no such compensation was paid other than perquisites and other personal benefits which have not been included because their aggregate value provided to any of the named executive officers was below the reporting threshold established by the Securities and Exchange Commission.  Other Annual Compensation of $374,365 for Mr. Pitts in fiscal 2001 represents our payment to him of this amount to reimburse him for certain relocation expenses in his move to Nashville to commence employment with Vanguard.  Other Annual Compensation for Mr. St. Arnold in fiscal 2002 and 2003 of $5,000 and $2,496, respectively, represents payment to him to reimburse him for certain relocation expenses in his move to Phoenix, Arizona, to commence employment with Vanguard.

(b)

The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2003 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,000; Mr. Hough: $5,500; Mr. Moore: $0; Mr. Pitts: $5,500; and Mr. St. Arnold: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Hough: $0; Mr. Moore: $0; Mr. Pitts: $810; and Mr. St. Arnold: $405.  The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2002 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $5,100; Mr. Hough: $5,100; Mr. Moore: $0; Mr. Pitts: $5,100; and Mr. St. Arnold: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $2,322; Mr. Hough: $0; Mr. Moore: $0; Mr. Pitts: $540; and Mr. St. Arnold: $0.  The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2001 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $5,100; Mr. Hough: $5,100; Mr. Moore: $0; and Mr. Pitts: $5,100; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $2,322; Mr. Hough: $0; Mr. Moore: $0; and Mr. Pitts: $540.

(c)	Mr. St. Arnold commenced employment with us in June 2002.

Stock Option Grants During Fiscal 2003

                        In the fiscal year ended June 30, 2003, the grants of stock options under our stock-based employee benefit plans to the named executive officers were as follows:

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Market Price on Date of Grant ($/Sh)	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(a)

						0%	5%	10%
Charles N. Martin, Jr.	–	–	–	–	–	–	–	–
William L. Hough	–	–	–	–	–	–	–	–
Joseph D. Moore	–	–	–	–	–	–	–	–
Keith B. Pitts	–	–	–	–	–	–	–	–
Dale S. St. Arnold	200 (b)		1,701.18	1,701.18	8/09/12	0	213,973	542,249
	50 (c)		1,701.18	1,701.18	5/08/13	0	53,493	135,562

	250	5.0
____________________
(a)

In accordance with the rules of the Securities and Exchange Commission (the “SEC”), shown are the gains or “option spreads” that would exist for the respective options granted.  These gains are based on the assumed rates of annual compound stock price appreciation of 5% and 10% from the date the option was granted over the full option term.  These assumed annual compound rates of stock price appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of our future common stock prices.

(b)

These options vest on the following schedule if Mr. St. Arnold is still employed by us on each such date: 26 on January 1, 2004; 51 on January 1, 2005; 50 on January 1, 2006; 49 on January 1, 2007; and 24 on January 1, 2008. Vested options become exercisable upon the occurrence of a Liquidity Event (as defined in Item 13 under the caption “Shareholders Agreement”).

(c)

25% of the stock options vest on each of the first four anniversaries of the May 8, 2003 grant date of these options if Mr. St. Arnold is still employed by us on each such date.  Vested options become exercisable upon the occurrence of a Liquidity Event.

Stock Option Exercises, Holdings and Fiscal Year-End Values

                        The following table sets forth information with respect to the named executive officers concerning their exercise of stock options during the fiscal year ended June 30, 2003 and in respect of the number and value of unexercised options held by each of them as of June 30, 2003.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End(#)		Value of Unexercised In-the-Money Options At Fiscal Year-End($)(a)

			Exercisable	Unexercisable (b)	Exercisable	Unexercisable

Charles N. Martin, Jr.	0	0	587	11,423	898,732	17,489,298
William L. Hough	0	0	359	3,427	549,650	5,246,943
Joseph D. Moore	0	0	310	3,427	474,629	5,246,943
Keith B. Pitts	0	0	0	8,702	0	13,323,284
Dale S. St. Arnold	0	0	0	450	0	0
____________________
(a)

There was no public market for our common stock at June 30, 2003.  The dollar values of unexercised in-the-money options represent the difference between the assumed fair market value of $1,701.18 per share at June 30, 2003 and the exercise prices of the options.

(b)

All of the options set forth in this column (except for 5,275 of the options granted to Mr. Pitts and the 450 options granted to Mr. St. Arnold) were options granted under our Carry Option Plan, as described in Item 13 under the caption “Our Option Plans.”

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

Our Employment Agreements

                        On June 1, 1998, we entered into written employment agreements with our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (Messrs. Martin, Hough, and Moore, respectively) for terms expiring on June 1, 2003, with provisions for renewal.  Pursuant to the renewal provisions of these agreements, on June 1, 2003 the term of each of these agreements was automatically extended until June 1, 2004,  and on June 1, 2004, and on each anniversary of such date, the term of each such agreement will automatically renew for another one year term, unless any such agreement in terminated by us or by the employee by delivering notice of termination no later than 90 days before the end of any such renewal term.  On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004, with provisions for renewal. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman of our Board. The base salaries of Messrs. Martin, Hough, Moore and Pitts under such written employment agreements are, as of June 30, 2003, $900,000, $550,000, $500,000, and $550,000, respectively.  Pursuant to these agreements these officers are to have an annual bonus plan giving each of them an opportunity to earn an annual bonus in such amount as our Board of Directors should determine, as well as pension, medical and other customary employee benefits.  The terms of these agreements state that if the employee terminates his employment for Good Reason or if we breach the terms of the agreement and terminate the employee, he will receive within a specified time after the termination a payment of up to three times his annual salary plus the average of the bonuses given to him in the two years immediately preceding his termination.

Our Severance Protection Agreements

                        We provide our executives at the Vice President level and above (other than Messrs. Martin, Hough, Moore, Pitts and our General Counsel, Ronald P. Soltman, who has a written employment agreement containing severance provisions) with severance protection agreements granting them severance payments in amounts of 200% to 250% of annual salary and bonus. Generally, severance payments are due under these agreements if a change in control (as defined) should occur and employment of the officer is terminated during the term of the agreement by us (or our successor) or by the employee for Good Reason. In addition, these agreements state that in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our ten-percent shareholders by five percent or more), the employees have an obligation to remain in our employ until the earliest of (i) six months after the Potential Change in Control; (ii) a change in control; (iii) a termination of employment by us; or (iv) a termination of employment by the employee for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the employee had a Good Reason) or due to death, disability or retirement.

                        Mr. Dale S. St. Arnold, one of the named executive officers, has a severance protection agreement granting him severance payments, after a change of control, in the amount of 250% of his annual salary and bonus and otherwise having the provisions described above.  In addition, Mr. St. Arnold has an arrangement with us to pay him 100% of his salary, in monthly installments over twelve months, plus employer-subsidized medical benefits for twelve months, if he is terminated without cause prior to a change of control and prior to June 30, 2004.

Compensation Committee Interlocks and Insider Participation

                        During fiscal 2003, we had no compensation committee of our Board of Directors.  Messrs. Martin, Hough, Moore and Pitts, four of the named executive officers, during fiscal 2003 participated in deliberations of our Board of Directors concerning executive officer compensation.

                        During fiscal 2003, three of our executive officers, Charles N. Martin, Jr., Keith B. Pitts, and James H. Spalding, served as executive officers and members of the Board of Directors of NetContent, Inc. and during fiscal 2003 NetContent had no compensation committee of its Board of Directors.  Two of such executive officers, Messrs. Martin and Pitts, served on our Board of Directors during fiscal 2003.  Messrs. Martin, Pitts and Spalding received no compensation for serving as executive officers and directors of NetContent during such period.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

                        The following table presents information regarding beneficial ownership of shares of our Common Stock and Preferred Stock, as of September 15, 2003, by:

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

•	We have one series outstanding of Preferred Stock, our Payable-In-Kind Cumulative Redeemable Convertible Preferred Stock.

•	Unless otherwise indicated below, the address of each individual or entity listed in the table is 20 Burton Hills Boulevard, Suite 100, Nashville, Tennessee 37215.
	Common Stock of Vanguard		Preferred Stock of Vanguard

	Number of Shares	Percent of Class	Number of Shares	Percent of Class

Beneficial Owners:
MSCP Funds(1)	191,416	81.0%	–	–
The MacNeal Memorial Hospital Association(2)	–	–	25,194	100.0%
Baptist Health Services(3)	–	–	30,000	100.0%
Charles N. Martin, Jr.(4)	44,678	18.9		–
William L. Hough(5)	5,487	2.3	–	–
Joseph D. Moore(6)	5,144	2.2	–	–
Keith B. Pitts	118	*	–	–
Dale S. St. Arnold	90	*	–	–
Ronald P. Soltman(7)	3,952	1.7	–	–
Karen H. Bechtel(8)	–	–	–	–
Eric T. Fry(8)	–	–	–	–
Howard I. Hoffen(8)	–	–	–	–
All directors and executive officers as a group (19 persons)	44,678	18.9	–	–
____________________
*	Signifies less than 1%.

(1)

The MSCP Funds consist of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors III, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., and Morgan Stanley Dean Witter Capital Investors IV, L.P.  The address of each such entity is 1585 Broadway, New York, New York 10036.

(2)

Michael P. Kenahan, President of MacNeal Memorial Hospital Association, possesses sole voting and investment power over the preferred shares listed in this table as being owned by The MacNeal Memorial Hospital Association, subject to specific direction at any time by the Board of Directors of MacNeal Memorial Hospital Association.  The address of both The MacNeal Memorial Hospital Association and of Mr. Kenahan is 3249 South Oak Park Avenue, Berwyn, Illinois 60402.  The shares of our preferred stock owned by The MacNeal Memorial Hospital Association and listed in this table are shares of our Payable In Kind Cumulative Redeemable Convertible Preferred Stock, with an annual dividend rate of $80.00 per share, issued  pursuant to a Certificate of Designations, Preferences and Rights filed with the Secretary of State of the State of Delaware on January 31, 2000. These shares have a liquidation preference over our common stock (and any other class of equity securities that we may issue that is junior to these shares) equal to $1,000 per share plus all accrued and unpaid dividends to the date of any liquidation, dissolution or winding up. These shares rank on a parity (with respect to dividends and upon liquidation, dissolution, winding up or otherwise) with the shares of preferred stock listed in this table as being held by Baptist Health Services.  20,000 of the shares were issued in partial payment of the purchase price for our acquisition on February 1, 2000 of MacNeal Hospital, Berwyn, Illinois, and the balance of the shares were subsequently issued as pay-in-kind dividends on outstanding shares.

(3)

Jerry Probst, President and Chief Executive Officer of Baptist Health Services (formerly known as Baptist Health System), possesses sole voting and investment power over the preferred shares listed in this table as being owned by Baptist Health Services, subject to specific direction at any time by the Board of Directors of Baptist Health Services. The address of both Baptist Health Services and Mr. Probst is 615 Soledad Street, Suite 315, San Antonio, Texas 78209. The shares of our preferred stock owned by Baptist Health Services and listed in this table are shares of our Payable In Kind Cumulative Redeemable Convertible Preferred Stock, Series B, with an annual dividend rate of $62.50 per share, issued  pursuant to a Certificate of Designations, Preferences and Rights filed with the Secretary of State of the State of Delaware on December 17, 2002. These shares have a liquidation preference over our common stock (and any other class of equity securities that we may issue that is junior to these shares) equal to $1,000 per share plus all accrued and unpaid dividends to the date of any liquidation, dissolution or winding up. These shares rank on a parity (with respect to dividends and upon liquidation, dissolution, winding up or otherwise) with the shares of preferred stock listed in this table as being held by The MacNeal Memorial Hospital Association. These 30,000 shares were issued in partial payment of the purchase price for our acquisition on January 3, 2003 of the assets constituting five acute care hospitals (and related health care assets) known as the Baptist Health System in and around San Antonio, Texas.

(4)

Includes 3,396 shares which Mr. Martin has the right to acquire upon the exercise of stock options. Includes 25,096 shares beneficially owned by Mr. Martin solely as a result of his rights to vote these 25,096 shares under the Voting Proxy Agreement discussed below. Mr. Martin has no economic interest in these 25,096 shares. Mr. Martin beneficially owns 19,582 shares in which he has an economic interest (including 587 shares which would result from the exercise of stock options) and which represent 8.3% of the class.

(5)	Includes 359 shares which Mr. Hough has the right to acquire upon the exercise of stock options.

(6)	Includes 310 shares which Mr. Moore has the right to acquire upon the exercise of stock options.

(7)	Includes 228 shares which Mr. Soltman has the right to acquire upon the exercise of stock options.

(8)

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

EQUITY COMPENSATION PLAN INFORMATION

                        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2003.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	55,161	$ 652	1,792 (1)(2)
Equity compensation plans not approved by security holders	0	0	0
Total	55,161	$ 652	1,792
____________________
(1)

Represents 382 shares remaining available for future issuances of options under our 1998 Stock Option Plan and 1,410 shares remaining available for future issuances of options under our 2000 Stock Option Plan.

(2)

Up to 2,977 more shares would become available for future issuance of options under our 1998 Stock Option Plan if a Liquidity Event should occur and a certain financial test is met relating to shareholder returns on their investment in our shares.  Up to 28,697 more shares would become available for the issuance of options under the 2000 Stock Option Plan if the MSCP Funds and/or Charles N. Martin, Jr. were to purchase additional shares of our common stock pursuant to the subscription agreement dated June 1, 2000, and if so, shares would be added to the 2000 Stock Option Plan at the rate of 17.647% of the shares so purchased by the MSCP Funds and 10% of the shares so purchased by Mr. Martin.

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

                        Shareholders Agreement

                        As noted above, the MSCP Funds currently own, collectively, 81% of our outstanding shares of common stock. The MSCP Funds and all the other shareholders in Vanguard have entered into a shareholders agreement governing their ownership of our common stock. The following is a summary of the material terms included in the shareholders agreement.

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

                        As a result of their stock ownership, their positions with Vanguard and the shareholders and related agreements described herein, our executive management and the MSCP Funds control us and have the power to elect all of our directors. As a result of their holding 81% of our outstanding shares of common stock and their rights under the shareholders agreement, the MSCP Funds have significant influence over our management and policies and over any action requiring the approval of the holders of our common stock, including amendments to our certificate of incorporation, acquisitions or sales of all or substantially all of our assets. Circumstances may occur in which the interests of the MSCP Funds could be in conflict with the interests of our other shareholders or the holders of our 9.75% Notes.  In addition, the MSCP Funds may have an interest in pursuing transactions that, in their judgment, enhance the value of their equity investment in our company, even though those transactions may involve risks to our shareholders or the holders of the 9.75% Notes.

                        Subscription Agreement

                        Under a subscription agreement dated June 1, 2000, between us and certain investors, including the MSCP Funds and our executive officers, to fund the purchase of hospitals, hospital systems, hospital management companies and related assets, we authorized the issuance and sale of 235,521 shares of common stock at a price of $1,701.18 per share. As of September 15, 2003, we have sold 75,443 shares pursuant to this subscription agreement. According to its terms, the obligation of the MSCP Funds to purchase shares is subject to the approval of the Investment Committee of Morgan Stanley Capital Partners. The subscription agreement also entitles the MSCP Funds and their affiliates an exclusive right of first offer to provide equity and equity-linked financing to us (except for equity issued by us or our subsidiaries in connection with hospital or hospital system acquisitions).

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

                        Our Option Plans

                        In June 1998, we established a stock option plan (the “1998 Stock Option Plan”) which is available for stock option awards from time to time to our officers, key employees, directors and consultants, including key employees of acquired hospitals. Except as described below, the terms of this option plan state that the options will vest ratably over a term of four years and that all options will accelerate immediately upon a change in control (as defined in the plan). In addition, all optionees must consent in their option agreements to be bound by the terms of the shareholders agreements referred to above. A certain percentage of the options granted pursuant to the 1998 Stock Option Plan (at least 75% percent of those issued) must be forfeited to us if the investment gains received by the MSCP Funds upon a Liquidity Event are less than a predetermined amount and, accordingly, these options may not be exercised prior to a Liquidity Event. The maximum number of shares of our Common Stock reserved for the grant of options under this plan is 13,306, subject to a readjustment upon the occurrence of a Liquidity Event. As of June 30, 2003, options to purchase 9,920 shares have been granted and remain outstanding under this plan and 27 shares of common stock have been issued upon the exercise of options under this plan. Of the remaining authorized options, 382 are available for grant, while 2,977 are held in suspense until a Liquidity Event shall occur and a certain financial test set forth in the plan relating to shareholder returns on their investment in our shares is met.

                        In June 2000, we established another stock option plan (the “2000 Stock Option Plan”) which is available for stock option awards from time to time to our officers, key employees, directors and consultants, including key employees of acquired hospitals. The terms of this option plan are substantially similar to those of the 1998 Stock Option Plan, including the forfeiture provisions described above. The maximum number of shares of Common Stock reserved for the grant of options under this plan is 41,931 shares or a lesser number based upon a formula relating to recent issuances of our common stock to our shareholders. As of June 30, 2003, options to purchase 13,234 shares are authorized for grant under this plan and options to purchase 11,824 shares have been granted and remain outstanding under this plan.

                        In June 1998, we established a Carry Option Plan under which options to purchase our shares may be granted to certain key employees. The options granted under this plan vest ratably over seven years and become fully vested upon a Liquidity Event. These options are exercisable only upon a Liquidity Event and only to an extent determined pursuant to a schedule based on the returns earned by the MSCP Funds on their aggregate investment in our Common Stock. Pursuant to our shareholders agreement, the MSCP Funds and certain other shareholders may be obligated to forfeit up to 25% of the shares of our common stock which they own, depending upon the extent of the investment gains of the MSCP Funds upon a Liquidity Event, to fund options granted under this plan to employees. Options to purchase 29,822 shares were authorized for grant under this plan at a price per option equal to 10% of the fair market value of the related underlying share, and, as of June 30, 2003, options to purchase all 29,822 shares have been granted under this plan to key employees, including Messrs. Martin, Hough, Moore, Pitts and Soltman.

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

                        Our Related Party Transactions

                        Charles N. Martin, Jr., our Chairman and Chief Executive Officer, beneficially owns in excess of 97% of the membership interests in The Healthcare Airplane Group, LLC, a Tennessee limited liability company, and is its Chief Executive Officer.  We own an approximately 0.4% membership interest in The Healthcare Airplane Group.  The Healthcare Airplane Group’s principal asset is a Falcon model 20F-731 10-passenger jet airplane.  We paid The Healthcare Airplane Group approximately $506,000 during the fiscal year ended June 30, 2003 to charter the plane from time to time, to fly our employees to and from the sites of our proposed acquisitions and for other corporate purposes.  These charter payments were made in the ordinary course of our business, and we believe that the prices paid to The Healthcare Airplane Group for these charter services were more favorable to us than those charter rates which we could have obtained for comparable plane services from an independent airplane charter company.

                        During fiscal 2003, we paid $150,000 of the out-of-pocket expenses of the MSCP Funds related to their review of our proposed transactions and travel and related expenses.  During fiscal 2003, we also paid Morgan Stanley Senior Funding, Inc. a consent fee of $12,500 in respect of their agreement to an amendment to our 2001 credit facility.  As of September 15, 2003, the MSCP Funds owned 81.0% of our common stock. In addition, three of our directors, Karen H. Bechtel, Eric T. Fry and Howard I. Hoffen, are managing directors of Morgan Stanley & Co. Incorporated and two of them, Karen H. Bechtel and Eric T. Fry, are managing directors of Morgan Stanley Private Equity while Howard I. Hoffen is Chairman and Chief Executive Officer of Morgan Stanley Private Equity. Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of the MSCP Funds.

                        During fiscal 2003, certain of our facilities paid approximately $415,000 to Coactive Systems Corporation for nurse triage, physician referral and class registration services and Coactive Systems reimbursed us approximately $31,800 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters not currently needed by us.  In addition, in fiscal 2003 Coactive Systems paid us approximately $20,800 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  The above aggregate amount paid by our facilities to Coactive Systems resulted from several contracts separately negotiated with Coactive Systems by local management of each facility on an arms-length basis and in our opinion such amount paid by our facilities does not exceed the fair market value for such services.  Until Coactive Systems was acquired by means of a merger with First Consulting Group, Inc. on May 30, 2003, our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owned approximately 41.5% of the Common Stock of Coactive Systems and served as the non-executive chairman of its Board of Directors.  In addition, prior to the merger, certain of our other executive officers (Robert E. Galloway, W. Lawrence Hough, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman and Alan G. Thomas) owned, in the aggregate, approximately 5.5% of the Common Stock of Coactive Systems.  In addition, prior to the merger, our Vice Chairman, Keith B. Pitts, was on its Board of Directors; our Senior Vice President, Assistant General Counsel and Assistant Secretary, James H. Spalding, was its assistant secretary and our Executive Vice President, General Counsel and Secretary, Ronald P. Soltman, was its secretary.

                        During fiscal 2003, Phyve Corporation reimbursed us approximately $99,400 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters not currently needed by us.  In addition, during fiscal 2003 Phyve paid us approximately $20,200 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  Also, during fiscal 2003, we paid Phyve approximately $28,000 for computer consulting services.  Phyve sold all of its assets to First Consulting Group, Inc. and discontinued its business operations on or about February 20, 2003.  Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns approximately 16.9% of the outstanding common stock and 11.6% of the outstanding preferred stock of Phyve and is the non-executive chairman of its board of directors.  Certain of our other executive officers (Bruce F. Chafin, Robert E. Galloway, W. Lawrence Hough, James Johnston, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman, James H. Spalding, and Alan G. Thomas) own, in the aggregate, approximately 12.8% of its Common Stock and Messrs. Galloway, Johnston and Moore  own, in the aggregate, approximately 0.5% of its outstanding preferred stock.  In addition, prior to discontinuing its operations, Mr. Spalding served as its secretary and Mr. Soltman served as its assistant secretary.

                        During fiscal 2003, NetContent, Inc. reimbursed us approximately $74,600 for our full rental cost in connection with its month-to-month occupancy of certain office space in our headquarters  not currently needed by us.  In addition, during fiscal 2003 NetContent paid us approximately $20,300 to reimburse us for our costs of its phone use while occupying such office space in our headquarters and for an allocation in respect of our cost of certain office services.  Our Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns 51% of the outstanding Common Stock of NetContent and is a member of its Board of Directors.  Two of our other executive officers, Keith B. Pitts and James H. Spalding, own 30% and 19%, respectively, of the outstanding Common Stock of NetContent.  Additionally, Mr. Pitts is a member of its Board of Directors; and Mr. Spalding is Secretary of NetContent and a member of its Board of Directors.  NetContent’s revenues in its most recent fiscal year were approximately $382,000.

Item 14.         Principal Accounting Fees and Services.

                        Not applicable because this report is filed for a period ending prior to December 15, 2003.

PART IV

Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                        (a)   Documents filed as part of this report.

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

                                (3)   List of Exhibits.

                        The following exhibits are filed with this report.

Exhibit No.	Document

3.1	Certificate of Incorporation(1)

3.2	By-Laws(2)

4.1	Indenture, dated as of July 30, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee(2)

4.2	First Supplemental Indenture, dated as of September 21, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee(1)

4.3	Second Supplemental Indenture, dated as of October 2, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee(2)

4.4	Amended and Restated Subscription Agreement dated June 1, 2000 between Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors(2)

4.5	Voting Proxy Agreement dated as of June 1, 1998, among certain holders and Vanguard Health Systems, Inc.(2)

4.6	Amended and Restated Shareholders Agreement, dated as of June 1, 2000 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders(2)

4.7	Surviving Shareholders Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders(2)

4.8	Letter Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors(2)

4.9	8.18% Convertible Subordinated Notes due 2013 of Vanguard Health Systems, Inc. dated January 1, 2003(1)

4.10	Third Supplemental Indenture, dated as of October 31, 2002, among Vanguard, other Guarantors and the Trustee(3)

10.1	Security Agreement, dated as of July 30, 2001 between Vanguard Health Systems, Inc. and the Collateral Agent(2)
-69- Table of Contents
10.2	Pledge Agreement, dated as of July 30, 2001 between Vanguard Health Systems, Inc. and the Collateral Trustee(2)

10.3	Credit Agreement, dated as of July 30, 2001 between Vanguard Health Systems, Inc. and various lenders(2)

10.4	1998 Stock Option Plan(2) (4)

10.5	2000 Stock Option Plan(2) (4)

10.6	Nonqualified Initial Option Plan(2) (4)

10.7	Carry Option Plan(2) (4)

10.8	Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr. dated as of June 1, 1998 and amendment dated as of May 31, 2001(2) (4)

10.9	Employment Agreement between Vanguard Health Systems, Inc. and William L. Hough dated as of June 1, 1998 and amendment dated as of May 31, 2001(2) (4)

10.10	Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore dated as of June 1, 1998 and amendment dated as of July 31, 2001(2) (4)

10.11	Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman dated as of June 1, 1998 and amendment dated as of July 31, 2001(2) (4)

10.12	Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts dated as of June 1, 1998 and amendment dated as of May 31, 2001(2) (4)

10.13

Purchase and Sale Agreement, dated as of April 23, 2002, among The University of Chicago Hospitals, Louis A. Weiss Memorial Hospital, Vanguard Health Financial Company, Inc., VHS Acquisition Subsidiary Number 3, Inc. and Vanguard Health Systems, Inc.(5)

10.14

First Amendment to Purchase and Sale Agreement dated as of May 31, 2002, among The University of Chicago Hospitals, Louis A. Weiss Memorial Hospital, Vanguard Health Financial Company, Inc., VHS Acquisition Subsidiary Number 3, Inc. and Vanguard Health Systems, Inc.(5)

10.15	Subscription and Contribution Agreement dated as of June 1, 2002, among The University of Chicago Hospitals, Vanguard Health Financial Company, Inc. and VHS Acquisition Subsidiary Number 3, Inc.(5)

10.16	Purchase and Sale Agreement, dated as of October 8, 2002, by and among Baptist Health System, VHS San Antonio Partners, L.P. and Vanguard Health Systems, Inc.(6)

10.17	Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan, awarded May 1, 2003

10.18

Solicitation Amendments numbers One, Two, Three and Four and Contract Amendment No. 01, dated May 1, 2003, to Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan

10.19	Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. dated as of January 1, 2003(1)
-70- Table of Contents
10.20	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003(1)

10.21	First Amendment to Credit Agreement, dated October 8, 2002, among Vanguard Health Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the lenders parties thereto(6)

10.22

Second Amendment to Credit Agreement, dated as of December 31, 2002, among Vanguard Health Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the lenders parties thereto(1)

10.23

Incremental Term Loan Commitment Agreement, dated as of January 3, 2003, among Vanguard Health Systems, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the term loan lenders party thereto(1)

10.24	Arizona Health Care Containment System Administration Contract No. YH8-0001-08, effective October 1, 2002, with VHS Phoenix Health Plan (restated contract and Amendment No. 24) (7)

10.25	Amendment No. 25, effective January 1, 2003, to the Arizona Health Care Cost Containment System Administration Contract No. YH8-0001-08 with VHS Phoenix Health Plan (3)

10.26	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan(2) (4)

10.27	Letter of Understanding dated September 12, 2003, between Vanguard Health Systems, Inc. and Dale S. St. Arnold(4)

21.1	Subsidiaries of Vanguard Health Systems, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________
(1)	Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated January 14, 2003, File No. 333-71934.
(2)	Incorporated by reference from exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-71934).
(3)	Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2002, File No. 333-71934.
(4)	Management compensatory plan or arrangement.
(5)	Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated June 7, 2002, File No. 333-71934.
(6)	Incorporated by reference from exhibits to the Company’s Current Report on Form 8-K dated October 9, 2002, File No. 333-71934.
(7)	Incorporated by reference from exhibits to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002, File No. 333-71934.

                        (b)   Reports on Form 8-K.
                                On May 12, 2003, we filed a Current Report on Form 8-K reporting, pursuant to Item 12 under
                                Item 9, as directed by the United States Securities and Exchange Commission in it Release No.
                                34-47583, that we had issued a press release announcing our third quarter operating results and gave certain information about our use of a non-GAAP financial measure, EBITDA, in such earnings release and for other purposes; and we also provided under Item 7 a copy of such press release as well as some supplementary financial disclosures relating to Regulation G.

                        (c)   Exhibits.
                                See Item 15(a)(3) of this report.

                        (d)   Financial Statement Schedules.
                                See Item 15(a)(2) of this report.

Table of Content

SIGNATURES

                        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.	Date

By: /s/ Charles N. Martin, Jr.	September 23, 2003
Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer

                        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	September 23, 2003
Charles N. Martin, Jr.

/s/ William L. Hough	President & Chief Operating Officer; Director	September 23, 2003
William L. Hough

/s/ Joseph D. Moore	Executive Vice President, Chief Financial Officer & Treasurer; Director (Principal Financial Officer)	September 23, 2003
Joseph D. Moore

/s/ Ronald P. Soltman	Executive Vice President, General Counsel & Secretary; Director	September 23, 2003
Ronald P. Soltman

/s/ Phillip W. Roe	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	September 23, 2003
Phillip W. Roe

/s/ Keith B. Pitts	Vice Chairman; Director	September 23, 2003
Keith B. Pitts

/s/ Karen H. Bechtel	Director	September 23, 2003
Karen H. Bechtel

/s/ Eric T. Fry	Director	September 23, 2003
Eric T. Fry

/s/ Howard I. Hoffen	Director	September 23, 2003
Howard I. Hoffen

Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by  Registrants which have not registered securities pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

INDEX TO FINANCIAL STATEMENTS

Vanguard Health Systems, Inc.
Consolidated Financial Statements

Report of Independent Auditors

Board of Directors
Vanguard Health Systems, Inc.

We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. (the “Company”) as of June 30, 2003 and 2002, and the related consolidated income statements, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

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

                                                                                                                ERNST & YOUNG LLP

Nashville, Tennessee
August 15, 2003

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	June 30, 2003

ASSETS	(In millions except share and per share amounts)

Current assets:
Cash and cash equivalents	$55.4	$27.2
Accounts receivable, net of allowance for uncollectible accounts of approximately $23.2 and $45.5 at June 30, 2002 and June 30, 2003, respectively	169.3	213.9
Supplies	15.5	32.1
Income tax receivable	0.9	–
Prepaid expenses and other current assets	27.6	25.0
Deferred income taxes	1.9	–

Total current assets	270.6	298.2
Property, plant and equipment, net of accumulated depreciation	454.8	777.2
Goodwill	79.1	100.2
Intangible assets, net of accumulated amortization	38.3	38.6
Other assets	9.1	12.7

Total assets	$851.9	$1,226.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.7	$91.7
Accrued health claims	22.4	33.5
Accrued interest	14.3	16.1
Other accrued expenses and current liabilities	92.5	111.5
Current maturities of long-term debt	3.8	8.3

Total current liabilities	182.7	261.1
Other liabilities	22.5	62.6
Long-term debt, less current maturities	311.0	471.1
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 23,328 and 25,194 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2002 and June 30, 2003, respectively, and 30,000 shares of Series B Payable-in-Kind Preferred Stock issued and outstanding at June 30, 2003 at redemption value	24.1	57.0
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	–	–
Common Stock; $.01 par value, 600,000 shares authorized, 203,308 and 232,713 shares issued and outstanding at June 30, 2002 and June 30, 2003, respectively	–	–
Additional paid-in capital	305.3	352.5
Accumulated other comprehensive loss	–	(0.6)
Retained earnings	6.3	23.2

	311.6	375.1

Total liabilities and stockholders’ equity	$851.9	$1,226.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED INCOME STATEMENTS

	For the year ended June 30,

	2001	2002	2003

	(In millions)
Patient service revenues	$612.7	$725.8	$1,121.7
Premium revenues	55.1	184.8	218.8

Total revenues	667.8	910.6	1,340.5

Costs and expenses:
Salaries and benefits	323.6	384.4	578.4
Supplies	92.9	116.1	202.6
Medical claims expense	30.8	132.0	160.8
Purchased services	48.6	66.4	86.7
Provision for doubtful accounts	56.8	53.3	73.4
Insurance	8.2	19.7	28.4
Other operating expenses	43.2	53.1	83.9
Rents and leases	12.2	14.4	18.3
Depreciation and amortization	23.8	29.5	46.9
Interest, net	16.6	26.7	34.9
Debt extinguishment costs	–	6.6	–
Other	0.4	(1.3)	(1.6)

Income before income taxes	10.7	9.7	27.8
Income tax expense	0.5	2.9	10.9

Net income	10.2	6.8	16.9
Preferred stock dividends	(1.7)	(1.8)	(2.8)

Net income attributable to common stockholders	$8.5	$5.0	$14.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

	(in millions, except share amounts)

Balance at June 30, 2000	–	$–	183,954	$–	$275.9	$(10.7)	$–	$265.2
Issuance of common stock	–	–	19,340	–	32.9	–	–	32.9
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(1.7)	–	–	(1.7)
Comprehensive income:
Cumulative effect of change in accounting principle - fair value of interest rate collar	–	–	–	–	–	–	(0.2)	(0.2)
Net change in fair value of interest rate collar	–	–	–	–	–	–	(1.6)	(1.6)
Amortization of transition adjustment	–	–	–	–	–	–	0.1	0.1
Net income	–	–	–	–	–	10.2	–	10.2

Comprehensive income	–	–	–	–	–	10.2	(1.7)	8.5

Balance at June 30, 2001	–	–	203,294	–	307.1	(0.5)	(1.7)	304.9
Issuance of common stock	–	–	14	–	–	–	–	–
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(1.8)	–	–	(1.8)
Comprehensive income:
Termination of interest rate collar	–	–	–	–	–	–	1.7	1.7
Net Income	–	–	–	–	–	6.8	–	6.8

Comprehensive income	–	–	–	–	–	6.8	1.7	8.5

Balance at June 30, 2002	–	–	203,308	–	305.3	6.3	–	311.6
Issuance of common stock	–	–	29,405	–	50.0	–	–	50.0
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(2.8)	–	–	(2.8)
Comprehensive income:
Interest rate swap mark-to-market adjustment (net of taxes)	–	–	–	–	–	–	(0.6)	(0.6)
Net income	–	–	–	–	–	16.9	–	16.9

Comprehensive income	–	–	–	–	–	16.9	(0.6)	16.3

Balance at June 30, 2003	–	$–	232,713	$–	$352.5	$23.2	$(0.6)	$375.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended June 30,

	2001	2002	2003

Operating activities:	(In millions)
Net income	$10.2	$6.8	$16.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23.8	29.5	46.9
Provision for doubtful accounts	56.8	53.3	73.4
Amortization of loan costs	0.9	1.4	1.5
Debt extinguishment costs	–	6.6	–
Loss (gain) on disposal of assets	0.6	(0.8)	–
Deferred income taxes	(0.9)	2.8	3.5
Interest on interest rate collar agreement	0.1	–	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(68.6)	(64.9)	(67.6)
Establishment of accounts receivable of recent acquisitions	(7.2)	(1.5)	–
Supplies	(0.5)	(0.7)	(3.6)
Prepaid expenses and other current assets	1.3	(9.8)	6.7
Income tax receivable	–	(0.9)	0.7
Accounts payable	8.5	(2.5)	15.6
Income tax payable	0.3	(0.8)	0.5
Accrued expenses and other long-term liabilities	(18.6)	26.2	23.2

Net cash provided by operating activities	6.7	44.7	117.7

Investing activities:
Acquisitions	(10.6)	(100.3)	(249.4)
Capital expenditures	(26.6)	(35.1)	(98.5)
Proceeds from asset sales	–	1.2	1.6
Other	(0.9)	(1.2)	2.3

Net cash used in investing activities	(38.1)	(135.4)	(344.0)

Financing activities:
Proceeds from issuance of common stock	32.9	–	50.0
Proceeds from termination of interest rate swap	–	–	5.5
Proceeds from syndication of joint venture interests	–	–	0.2
Equity contribution from joint venture partner	–	2.5	–
Proceeds from long-term debt	–	300.0	150.0
Payments of long-term debt	(5.9)	(153.8)	(5.3)
Payments of loan costs	(0.3)	(14.7)	(2.3)
Proceeds from the exercise of stock options	–	–	–

Net cash provided by financing activities	26.7	134.0	198.1

Increase (decrease) in cash and cash equivalents	(4.7)	43.3	(28.2)
Cash and cash equivalents at beginning of year	16.8	12.1	55.4

Cash and cash equivalents at end of year	$12.1	$55.4	$27.2

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(CONTINUED)

	For the year ended June 30,

	2001	2002	2003

	(In millions)
Supplemental cash flow information:
Net interest paid	$13.7	$22.2	$32.3

Net income taxes paid (received)	$0.2	$0.1	$(0.2)

Supplemental noncash activities:
Payable-In-Kind Preferred Stock issued	$–	$–	$30.0

8.18% Convertible Subordinated Notes issued	$–	$–	$17.6

Payable-In-Kind Preferred Stock dividends	$1.7	$1.8	$2.8

Capitalized interest	$–	$0.1	$1.1

Acquisitions:
Cash paid, net of cash received	$10.6	$100.3	$249.4
Payable-In-Kind Preferred Stock issued	–	–	30.0
Subordinated convertible notes issued	–	–	17.6

Total consideration	10.6	100.3	297.0

Fair value of assets acquired	38.4	115.4	332.2
Liabilities assumed	59.0	23.2	58.4

Net assets acquired	(20.6)	92.2	273.8

Goodwill and intangible assets acquired	$31.2	$8.1	$23.2

Liabilities assumed as part of the fiscal 2001, 2002 and 2003 acquisitions include capital lease obligations of $13.7, $2.0 and $6.1, respectively.

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

1.             Basis of Presentation and Summary of Significant Accounting Policies

Organization

                Vanguard Health Systems, Inc. (“the Company”), a Delaware corporation, was incorporated on July 1, 1997.  As of June 30, 2003, the Company owned and managed fifteen acute care hospitals with 3,666 licensed beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Los Angeles/Orange County, California; Chicago, Illinois; San Antonio, Texas; and Phoenix, Arizona markets.  The Company also owns managed health plans in Chicago, Illinois and Phoenix, Arizona.

Basis of Presentation

                The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries.  All material intercompany accounts and transactions have been eliminated.  As none of the Company’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements.  The majority of the Company’s expenses are “cost of revenue” items.

Recently Issued Accounting Pronouncements

                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  The Company does not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments upon the Company’s adoption effective July 1, 2003.

                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  The Company does not expect SFAS 149 to have a significant impact on its future results of operations or cash flows.

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

                In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others.  Interpretation No. 45 requires that certain guarantees be recorded at fair value at inception and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote.  The provisions of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company does not expect Interpretation No. 45 to have a significant impact on its future results of operations or cash flows.

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

Critical Accounting Policies

                The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing the consolidated financial statements, the Company makes estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the consolidated financial statements.  Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions.  The Company considers the following accounting policies to be most critical to its operating performance and involve the most subjective and complex assumptions and assessments.

                Allowance for Doubtful Accounts

                The Company’s ability to collect outstanding receivables from third party payers is critical to its operating performance and cash flows.  The allowance for doubtful accounts was approximately 17.6% of accounts receivable, net of contractual discounts, as of June 30, 2003.  The primary collection risk lies with uninsured patient accounts or patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.  The Company estimates the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  The Company continually monitors its accounts receivable balances and utilizes cash collections data and subsequent write-off data to support the basis for its estimates of the provision for doubtful accounts.  Significant changes in payer mix or business office operations may have a significant impact on the Company’s results of operations and cash flows.

                A summary of activity in the Company’s allowance for doubtful accounts follows (in millions).

	Balance at beginning of period	Additions charged to costs and expenses	Additions (1) charged to other accounts	Accounts, written off, net of recoveries	Balance at end of period
Allowance for doubtful accounts:
Year ended June 30, 2001	$ 45.2	$ 56.8	$ –	$ 71.3	$ 30.7
Year ended June 30, 2002	$ 30.7	$ 53.3	$ 17.4	$ 78.2	$ 23.2
Year ended June 30, 2003	$ 23.2	$ 73.4	$ 23.2	$ 74.3	$ 45.5

(1) Allowances as a result of acquisitions.

                Allowance for Contractual Discounts and Settlement Estimates

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

                Insurance Reserves

                Given the nature of the Company’s operating environment, the Company is subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, the Company maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage from third party insurers for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The Company estimates its reserve for professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of June 30, 2002 and 2003, the Company’s professional and general liability accrual for asserted and unasserted claims was approximately $16.3 million and $26.5 million, respectively, and is included within accrued expenses and other current liabilities and other liabilities on the accompanying consolidated balance sheets.  For the year ended June 30, 2003, the Company’s total premiums and retention cost for professional and general liability insurance was approximately $25.8 million, compared to $17.2 million for the year ended June 30, 2002.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which the Company has owned its health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under the Company’s ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                For the year ended June 30, 2003, medical claims expense was approximately $160.8 million, primarily representing medical claims of enrollees in the Company’s Medicaid managed health plan in Phoenix, Arizona.  The Company estimates its reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators.  The reserve for medical claims incurred but not reported for the Company’s health plans was approximately $22.4 million and $33.5 million as of June 30, 2002 and 2003, respectively.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the health care cost structure or adverse experience.  For the year ended June 30, 2003, approximately $24.9 million of health plan payments to hospitals and other health care facilities owned by the Company for services provided to health plan enrollees were eliminated in consolidation.  The Company’s operating results and cash flows could be materially affected by increased or decreased utilization of its owned health care facilities by enrollees of its health plans.

Cash and Equivalents

                The Company considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents.  The Company maintains its cash and cash equivalents balances primarily with high credit quality financial institutions.  The Company manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institution.  Approximately $11.1 million of the Company’s cash balance at June 30, 2003, is restricted for use by the Company’s wholly owned captive insurance subsidiary.

Accounts Receivable

                The Company’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients.  The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts.  Medicare program receivables comprised approximately 16% and 18% of net patient receivables for the years ended June 30, 2002 and 2003, respectively.  Medicaid programs comprised approximately 13% of net patient receivables for the years ended June 30, 2002 and 2003.  Remaining receivables relate primarily to various HMO and PPO payers, commercial insurers and private patients.  Concentration of credit risk for these payers is limited by the number of patients and payers.

Supplies

                Supply inventory is stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

                Property, plant and equipment are stated at cost.  Routine maintenance and repairs are charged to expense as incurred.  Expenditures that increase values, change capacities or extend useful lives are capitalized.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 3 to 40 years.  Depreciation expense was approximately $18.5 million, $26.0 million and $44.5 million for the years ended June 30, 2001, 2002 and 2003, respectively.  During 2003, the Company capitalized $1.1 million of interest associated with its construction of West Valley Hospital Medical Center in Goodyear, Arizona.  The estimated cost to complete projects classified as construction in progress is $35.3 million and is expected to be expended during fiscal 2004.  The following table provides the gross asset balances for each major class of depreciable assets and total accumulated depreciation as of June 30, 2002 and 2003 (in millions).

	June 30,

	2002	2003

Class of depreciable asset:
Land and improvements	$65.1	$91.9
Buildings and improvements	283.3	479.4
Equipment	149.9	248.3
Construction in progress	10.8	56.0

	509.1	875.6
Less: accumulated depreciation	(54.3)	(98.4)

Net property, plant and equipment	$454.8	$777.2

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

Employee Health Insurance

                The Company maintains self-insured medical and dental plans for certain of its employees.  During 2003, the Company’s employees in Arizona transitioned to a premium-based medical plan with a third-party, independent carrier.  Claims are accrued under the self-insured plans as the incidents that give rise to them occur.  Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience.  The reserve for self-insured medical and dental plans was approximately $4.2 million and $2.3 million as of June 30, 2002 and 2003, respectively, and is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheets.

Revenues

                Patient Service Revenues

                The Company has agreements with third-party payers that provide for payments to the Company at amounts different from its established rates.  A summary of the payment arrangements with major third-party payers follows:

•

Medicare – Inpatient acute care services rendered to Medicare program beneficiaries are paid at prospectively determined rates per diagnosis (“PPS”).  These rates vary according to a patient classification system that is based on clinical, diagnostic and other factors.  Inpatient non-acute services, certain other services and medical education costs related to Medicare beneficiaries are paid based on a cost reimbursement methodology subject to various cost limits.  The Company is reimbursed for cost reimbursable items at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by the Medicare fiscal intermediary.  Outpatient and home health services related to Medicare beneficiaries provided after August 1, 2000 and October 1, 2000, respectively, are reimbursed based on prospectively determined rates.  The Company’s classification of patients under the Medicare program and the appropriateness of their admissions are subject to an independent review.  Estimates recorded for amounts due to or from Medicare for cost reimbursed services may change upon review by the fiscal intermediary.  The Company derived approximately 20%, 25% and 30% of gross patient service revenues from services provided under the Medicare program for the years ended June 30, 2001, 2002 and 2003, respectively.  These percentages do not include revenues from managed Medicare payers, which are classified by the Company as managed care revenues.

•

Medicaid – Inpatient services rendered to beneficiaries under the Medi-Cal program (California’s Medicaid program) are reimbursed either under contracted rates or a cost reimbursement methodology at a tentative rate with final settlement determined after submission of annual cost reports by the Company and audits thereof by Medi-Cal.  The Company owns three hospitals in California.  Inpatient and outpatient services rendered to Medicaid program beneficiaries in the other states in which the Company owns hospitals are reimbursed under contracted rates that generally do not have retroactive cost report settlement procedures.  The Company derived approximately 9%, 7% and 9% of gross patient service revenues from services provided under the Medicaid program in each of the states in which the Company owns hospitals for the years ended June 30, 2001, 2002 and 2003, respectively.  These percentages do not include revenues from managed Medicaid payers, which are classified by the Company as managed care revenues.

•

Other – The Company has also entered into payment agreements with certain commercial insurance carriers, health maintenance organizations and preferred provider organizations.  The basis for payment to the Company under these agreements includes prospectively determined rates per discharge, discounts from established charges, prospectively determined daily rates and fixed monthly premiums based upon negotiated per member rates (generally referred to as capitation arrangements).  Capitation premiums received by the Company’s hospitals are recognized as revenues in the month that members are entitled to health care services regardless of services actually provided.  The Company’s hospitals received capitation premiums of $30.6 million, $17.6 million, and $7.7 million for the years ended June 30, 2001, 2002 and 2003, respectively, which are included in patient service revenues on the accompanying consolidated income statements.  Other than Medicare and Medicaid, the Company has no individual payer that represents more than 10% of aggregate gross or net patient service revenues.

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

                Final determinations of amounts earned under the Medicare and Medi-Cal programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the consolidated income statements in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medi-Cal programs.  Net adjustments to estimated settlements resulted in an increase to patient service revenues of $6.2 million and $6.4 million for the years ended June 30, 2002 and 2003, respectively.  As part of its acquisitions, the Company did not assume any settlements under these programs estimated by the sellers through the dates of purchase.  Since implementation of outpatient PPS in August 2000, the due dates of all Medicare cost reports have been extended due to delays in receiving necessary reports from Medicare fiscal intermediaries.  The Company has now filed all Medicare cost reports relating to Medicare fiscal year ends in calendar 2002 and for periods prior to 2002.  However, a backlog of fiscal intermediary reviews remains that could result in significant changes to the Company’s third party settlement estimates.

                Patient service revenues include certain revenues incidental to the delivery of health care services including medical office building rent revenues, cafeteria sales and other miscellaneous revenues.  For the year ended June 30, 2002, patient service revenues include $2.6 million of proceeds from a net profits distribution of an entity for which the Company acquired an interest in connection with its acquisition of MacNeal Hospital.  Patient service revenues are net of contractual adjustments and policy discounts of approximately $1.2 billion, $1.4 billion and $2.2 billion for the years ended June 30, 2001, 2002 and 2003, respectively.

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

Market Risks

                The Company operates in four geographic markets.  Should economic or other factors limit the Company’s ability to provide health care services in one or more of these markets, the Company’s cash flows and results of operations could be significantly impacted.

Stock-Based Compensation

                For the years ended June 30, 2001, 2002 and 2003, the Company elected to record stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations thereof and, accordingly, recognized no compensation expense for options granted prior to June 30, 2003, when the exercise price is at least equal to the market price of the underlying stock on the grant date.  During the fiscal year ended June 30, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”).  Among other things, SFAS 148 provides three methods of transition to the fair value method of accounting for stock-based employee compensation as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), should companies elect to adopt SFAS 123.  These transition methods include the prospective method, the retroactive restatement method and the modified prospective method.  Effective July 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation under SFAS 123 and elected to use the prospective method of transition set forth in SFAS 148.  The Company is unable to predict the effects of its transition to the fair value method of accounting for stock-based employee compensation on its future operating results.

                SFAS 123 requires those entities electing to account for stock options under APB 25 to provide certain net income pro forma information in the footnotes to its financial statements.  The fair value of the Company’s stock options was estimated at the date of grant using a Minimum Value option pricing model with the following weighted-average assumptions for 2001, 2002 and 2003:  risk-free interest rate of approximately 5.2%, dividend yield of 0.0% and expected option life of 10 years.

                For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows (in millions).

	2001	2002	2003

Net income	$10.2	$6.8	$16.9
Pro forma compensation expense from stock options, net of taxes	(1.1)	(1.8)	(1.7)

Pro forma net income	$9.1	$5.0	$15.2

                The pro forma effects of applying SFAS 123 are not likely to be representative of the effects on reported net income for future years.

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

                Long-term Debt

                The fair value of the Company’s $300.0 million Senior Subordinated Notes due 2011 as of June 30, 2003, is approximately $306.0 million based upon stated market prices.  The fair value is subject to change as market conditions change.

                Interest Rate Swap

                In order to manage its exposure to interest rate risk, management utilizes derivative instruments from time to time.  The Company currently utilizes an interest rate swap agreement on a notional $147.0 million of its $150.0 million of term loans outstanding under the Company’s principal senior secured facility (the “amended 2001 credit facility”).  Under the interest rate swap agreement, the variable 90-day LIBOR interest rate is swapped for a fixed LIBOR rate of 1.77% for the one-year period commencing July 3, 2003 and ending July 3, 2004.  The Company utilizes mark-to-market accounting for the interest rate swap agreement under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and has determined that its interest rate swap instrument qualifies for the shortcut method of accounting for highly effective hedges.

Reclassifications

                Certain reclassifications have been made to the prior year financial statements to conform to current year presentation.

2.             Acquisitions

Fiscal 2003 Acquisition

                On January 3, 2003, but effective January 1, 2003, the Company acquired, through a majority-owned subsidiary, substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in San Antonio, Texas, and surrounding areas of south Texas from Baptist Health Services, formerly known as Baptist Health System (“BHS”), a Texas not-for-profit corporation.  The purchase price of the net assets acquired was $293.8 million, comprised of cash of $246.2 million, $30.0 million of the Company’s Series B payable-in-kind redeemable convertible preferred stock and approximately $17.6 million of the Company’s convertible subordinated notes due 2013 bearing interest at 8.18%.  The Company funded the cash portion of the purchase price with $150.0 million of proceeds under the amended 2001 credit facility, $50.0 million from private sales of its common stock and cash on hand of $46.2 million.  The BHS acquisition was accounted for using the purchase method of accounting.  The results of operations of BHS are included in the accompanying consolidated financial statements for the last six months of fiscal 2003.  The purchase price allocation for the BHS acquisition is tentative and may be materially affected by the final working capital and other settlements expected to occur during fiscal 2004.

                The purchase price for the fiscal 2003 acquisition was allocated as follows (in millions).

BHS

Fair value of assets acquired:
Cash	$–
Accounts receivable, net	50.7
Other current assets	14.9
Property, plant and equipment	255.1
Other assets	9.4
Goodwill and intangible assets	24.6

Assets acquired	354.7
Liabilities assumed	60.9

Purchase price of net assets acquired	293.8
Payable-In-Kind Preferred Stock issued	30.0
Subordinated notes issued	17.6

Cash paid for net assets acquired	$246.2

Fiscal 2002 Acquisitions

                On June 3, 2002, but effective June 1, 2002, the Company, through a majority-owned acquisition subsidiary, acquired substantially all of the assets of Louis A. Weiss Memorial Hospital (“Weiss”), a 369-bed acute care hospital located in Chicago, Illinois.  The acquisition subsidiary was formed as a joint venture corporation owned 80.1% by the Company and 19.9% by an affiliate of the former owner of Weiss.  The Company paid cash of $44.0 million, net of a $2.5 million payment received for the minority joint venture partner’s 19.9% interest in the acquisition subsidiary, to satisfy the purchase price for the net assets acquired.  The net assets acquired consisted of assets of $63.2 million and liabilities assumed of $19.2 million.  The Company funded the acquisition with a portion of the proceeds remaining from its issuance of $300 million of its Senior Subordinated Notes due 2011 (the “9.75% Notes”) on July 30, 2001.  The Weiss acquisition was accounted for using the purchase method of accounting, and the operating results of Weiss have been included in the accompanying consolidated financial statements from the date of acquisition.

                On November 1, 2001, the Company completed the acquisition of the assets of Paradise Valley Hospital (“Paradise Valley”), a 162-bed acute care hospital located in Phoenix, Arizona.  The Company paid cash of $55.3 million to satisfy the purchase price for the net assets acquired.  The net assets acquired consisted of assets of $59.8 million and liabilities assumed of $4.5 million.  The excess of the purchase price over net assets acquired was $4.3 million and has been allocated to net intangible assets and goodwill on the accompanying consolidated balance sheets.  The Company funded the acquisition with a portion of its cash proceeds from its July 30, 2001 issuance of the 9.75% Notes.  The Paradise Valley acquisition was accounted for using the purchase method of accounting, and its operating results have been included in the accompanying consolidated financial statements from the date of acquisition.

                The purchase price for the 2002 acquisitions was allocated as follows (in millions):

	Weiss	Paradise Valley	Total

Fair value of assets acquired:
Cash	$–	$–	$–
Accounts receivable, net	17.1	9.7	26.8
Other current assets	3.9	1.9	5.8
Property, plant and equipment	40.9	43.9	84.8
Goodwill and intangible assets	1.3	4.3	5.6

Assets acquired	63.2	59.8	123.0
Liabilities assumed	19.2	4.5	23.7

Cash paid for net assets acquired	$44.0	$55.3	$99.3

Fiscal 2001 Acquisitions

                During the fiscal year ended June 30, 2001, the Company completed the following acquisitions:

Date	Entity	Location

July 2000	Trinity MedCare, Inc.	Nashville, TN
September 2000	Pleasant Properties, Inc.	Phoenix, AZ
May 2001	PMH Health Resources, Inc.	Phoenix, AZ
June 2001	Touchstone Imaging of Arizona, LLC	Phoenix, AZ

                The Company acquired certain net assets of the aforementioned entities, which include a hospital, health plan and imaging centers for a total net asset cash purchase price of $31.6 million.  The net assets acquired consisted of assets of $87.9 million and liabilities assumed of $56.3 million.  The excess of the purchase price over the net assets acquired was $32.2 million and is included as part of goodwill and net intangible assets on the accompanying consolidated balance sheets.  The acquisitions were financed with the proceeds from equity issuances to various affiliates of Morgan Stanley Capital Partners (“MSCP”) and certain members of management and internally generated cash.  The 2001 acquisitions were accounted for using the purchase method of accounting, and the operating results of the acquired entities have been included in the accompanying consolidated financial statements from the respective dates of acquisition.

                The following table summarizes the allocation of the aggregate purchase price of the 2001 acquisitions (in millions):

	PMH Health Resources	Touchstone Imaging	Other	Total

Fair value of assets acquired:
Cash	$16.7	$–	$0.5	$17.2
Other current assets	3.1	0.1	0.2	3.4
Property, plant and equipment	18.8	10.2	4.3	33.3
Other assets	1.8	–	–	1.8
Goodwill and intangible assets	17.1	14.5	0.6	32.2

Assets acquired	57.5	24.8	5.6	87.9
Liabilities assumed	42.8	10.2	3.3	56.3

Cash paid for net assets acquired	$14.7	$14.6	$2.3	$31.6

Other Information

                Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the 2001, 2002 and 2003 acquisitions had occurred at the beginning of the immediate preceding period, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, changes in net interest expense resulting from changes in consolidated debt and changes in allocated overhead expenses (in millions):

	2001	2002	2003

Revenues	$975.5	$1,460.3	$1,575.3

Income (loss) before income taxes	$(8.4)	$(32.2)	$16.8
Income tax expense (benefit)	0.1	(0.4)	6.6

Net income (loss)	$(8.5)	$(31.8)	$10.2

                The pro forma information presented above does not purport to be indicative of what the Company’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of the impact on future results or trends.

3.             Prepaid Expenses and Other Current Assets

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30 (in millions).

	2002	2003

Other receivables	$12.9	$8.9
Prepaid expenses	10.9	15.8
Other	3.8	0.3

	$27.6	$25.0

4.             Goodwill and Intangible Assets

                Effective July 1, 2001, the Company adopted the provisions of SFAS No. 141 and SFAS No. 142.  In accordance with these provisions, the Company reclassified its previous allocations of excess purchase price over net assets acquired between goodwill and intangible assets and re-assessed the amortization lives assigned to intangible assets.  The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying consolidated balance sheets as of June 30, 2002 and June 30, 2003 (in millions).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$15.0	$17.2	$1.2	$2.7
Contracts	7.9	7.9	1.3	2.4
Customer lists	2.3	2.3	1.5	2.3
Other	3.5	3.8	0.9	1.5

Subtotal	28.7	31.2	4.9	8.9

Indefinite-lived intangible assets:
License and accreditation	8.0	9.8	–	–
Other	6.5	6.5	–	–

Subtotal	14.5	16.3	–	–

Total	$43.2	$47.5	$4.9	$8.9

                Amortization expense for the year ended June 30, 2003 was approximately $2.4 million.  The Company estimates amortization expense for these intangible assets, excluding deferred loan costs which are amortized to interest expense, to approximate $1.3 million, $1.3 million, $1.2 million, $1.2 million and $1.1 million for the fiscal years ending June 30, 2004, 2005, 2006, 2007 and 2008, respectively.  The lives over which intangible assets are amortized range from three years to forty years.

                The following table presents the changes in the carrying amount of goodwill from the date of transition to June 30, 2003 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2002	$67.7	$11.4	$79.1
Accrual of working capital settlement liability	1.1	–	1.1
Adjustments to accrued acquisition costs	(1.2)	(2.7)	(3.9)
Acquisition of BHS	23.9	–	23.9

Balance as of June 30, 2003	$91.5	$8.7	$100.2

                The Company completed its annual impairment test of goodwill and indefinite-lived intangible assets during 2003 noting no impairment.  Amortization of goodwill and indefinite-lived intangible assets has been suspended in the accompanying consolidated income statements for years ended June 30, 2002 and June 30, 2003.  The following table presents net income for the year ended June 30, 2001 assuming SFAS 141 and 142 had been adopted on July 1, 2000 (in millions).

June 30, 2001

Reported net income	$10.2
Add back: Goodwill amortization	3.9
Adjust: Amortization of intangible assets previously classified as goodwill (net of taxes of $0)	(1.1)

Adjusted net income	$13.0

5.             Other Accrued Expenses and Current Liabilities

                Accrued expenses and other current liabilities in the accompanying consolidated balance sheets consist of the following at June 30 (in millions):

	2002	2003

Salaries and benefits	$27.9	$45.6
Due to third-party payers	25.0	11.4
Property taxes	8.1	13.9
Self-insured employee health claims	4.2	2.3
Current portion of insurance risks	5.6	10.0
Insurance premiums	6.9	7.1
Other	14.8	21.0

	$92.5	$111.3

6.             Long-Term Debt

                A summary of the Company’s long-term debt at June 30, 2002 and 2003 follows (in millions):

	June 30, 2002	June 30, 2003

9.75% Senior Subordinated Notes	$300.0	$300.0
Term loans payable under the amended 2001 credit facility	–	149.3
8.18% Convertible Subordinated Notes	–	17.6
Capital leases	9.3	10.4
FAS 133 valuation adjustment	3.3	–
Other	2.2	2.1

	314.8	479.4
Less: current maturities	(3.8)	(8.3)

	$311.0	$471.1

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

                Payment of the principal and interest of the 9.75% Notes is subordinate to amounts owed for existing and future senior indebtedness of the Company and is guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of the Company’s subsidiaries.  The Company is subject to certain restrictive covenants under the Indenture governing the 9.75% Notes.  The Company used a portion of the proceeds from the offering of the 9.75% Notes to repay all amounts outstanding under its then existing credit facility (the “2000 credit facility”) of approximately $147.0 million.

Credit facility debt

                Concurrent with the issuance of the 9.75% Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders, with Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provided for up to $125.0 million of outstanding loans and letters of credit on a revolving basis and contemplated, but the lenders did not commit to, additional term loans of up to $250.0 million.  The Company would have been required to obtain commitments from its existing or new lenders to obtain the term loans, but no approval of the existing lenders was necessary for such term loans.  The applicable interest rate under the 2001 credit facility was based upon either: 1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s leverage ratio for the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s leverage ratio for the most recent four quarters.  The Company was subject to certain restrictive and financial covenants under the 2001 credit facility.  Obligations under the 2001 credit facility were guaranteed by most of the Company’s wholly owned domestic subsidiaries and were secured by liens on substantially all of the assets of the Company and its subsidiaries and by pledges of the stock of the Company’s subsidiaries.

                Upon the acquisition of the BHS assets in January 2003, the Company expanded its 2001 credit facility by adding a $150.0 million term loan facility to its existing $125.0 million revolving loan facility (“the amended 2001 credit facility”).  The Company utilized proceeds from the $150.0 million in term loans to fund a portion of the cash purchase price of the BHS acquisition.  The interest rate of the term loans is either: 1) LIBOR plus a margin of 4.25% or 2) a base rate plus a margin of 3.25%.  The outstanding term loans mature on January 3, 2010, and principal repayments of $375,000 are due at the end of each quarter starting on March 31, 2003 through December 31, 2008, after which four quarterly repayments of $35,250,000 are due starting on March 31, 2009 and continuing through the maturity date.  The amended 2001 credit facility no longer contemplates any specified amount of additional term loans to the Company under the facility and, in addition, it now requires the approval of the existing lenders representing two-thirds of the then outstanding term loans and revolving loan commitments in order for the Company to borrow any such additional term loans.  As of June 30, 2003, the Company had outstanding letters of credit of $25.8 million, relating to its self-insured workers compensation program and a performance guaranty required by the contract between AHCCCS and Phoenix Health Plan, which is owned by a subsidiary of the Company.  Otherwise, there were no amounts outstanding under the revolving loan facility of the amended 2001 credit facility.  The Company is subject to certain restrictive and financial covenants under the amended 2001 credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions.  The Company was in compliance with all such covenants as of June 30, 2003.

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

8.18% Convertible Subordinated Notes

                Upon the acquisition of the BHS assets in January 2003, the Company issued approximately $17.6 million of its convertible subordinated notes that provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into the Company’s common stock at a $3,500 per share conversion price.  The Company may not redeem the notes prior to January 1, 2008, and must pay premiums of 102% for redemptions during the first year subsequent to January 1, 2008, and 101% for redemptions during the second year subsequent to January 1, 2008, with redemptions thereafter available at par.  Payment of the principal and interest of the 8.18% convertible subordinated notes is subordinate to amounts owed for existing and future senior indebtedness of the Company.

Derivatives

                On May 3, 2000, the Company entered into a three-year interest rate collar having a notional principal amount of $67.0 million with a large financial institution as a result of a provision of the 2000 credit facility requiring the Company to maintain a form of interest rate protection.  The Company adopted the provisions of SFAS 133 effective July 1, 2000 for the collar agreement.  The instrument qualified as a cash flow hedge under SFAS 133 and initially expired on May 3, 2003.  The collar agreement included a 90-day settlement period at which time the Company made payments to the hedging financial institution for instances in which 90-day LIBOR dropped below the designated rate floor of 6.865% or received payments from the hedging financial institution for instances in which the 90-day LIBOR exceeded the designated rate ceiling of 8.0%.  The Company terminated the collar in July 2001 concurrently with the issuance of the 9.75% Notes and repayment of the amounts outstanding under the 2000 credit facility, resulting in the recognition of debt extinguishment costs.

                On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement matured upon the maturity or redemption of the 9.75% Notes but was also subject to termination by either party at any time.  The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualified as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  On August 13, 2002, the Company terminated the swap agreement in consideration of a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million portion of the payment was recorded as a deferred gain and will be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.  The remaining unamortized deferred gain is included in other liabilities on the accompanying consolidated balance sheet as of June 30, 2003.

                On January 17, 2003, the Company entered into an agreement with Bank of America, N.A. to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of its $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing July 3, 2003 and ending July 3, 2004.  The swap agreement qualifies as a cash flow hedge under SFAS 133, and the Company has elected the shortcut method of accounting due to the highly effective nature of the swap.  The fair market value of the swap agreement as of June 30, 2003, was a liability of $0.6 million, net of taxes, and is included in other accrued expenses and current liabilities with an offsetting adjustment to accumulated other comprehensive loss on the accompanying consolidated balance sheet as of June 30, 2003.

Future Maturities

                Future maturities of long-term debt, excluding capital lease obligations, as of June 30, 2003 are as follows (in millions):

Year	Amount

2004	$3.6
2005	1.5
2006	1.5
2007	1.5
2008	1.5
Thereafter	459.4

$469.0

Other Information

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries have jointly and severally guaranteed the Company’s 9.75% Notes on an unsecured senior subordinated basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed the 9.75% Notes in conformity with the provisions of the indenture governing the 9.75% Notes and have not guaranteed the amended 2001 credit facility in conformity with the provisions thereof.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2002 and 2003, and for the years ended June 30, 2001, 2002 and 2003, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2002

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$–	$56.3	$(0.9)	$–	$55.4
Accounts receivable, net	–	144.8	24.5	–	169.3
Supplies	–	13.6	1.9	–	15.5
Prepaid expenses and other current assets	2.8	9.0	18.6	–	30.4

Total current assets	2.8	223.7	44.1	–	270.6
				–
Property, plant and equipment, net	–	411.7	43.1	–	454.8
Goodwill	–	79.1	–	–	79.1
Intangible assets, net	–	38.0	0.3	–	38.3
Investments in subsidiaries	323.8	–	–	(323.8)	–
Other assets	–	9.0	0.1	–	9.1

Total assets	$326.6	$761.5	$87.6	$(323.8)	$851.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$41.1	$8.6	$–	$49.7
Accrued expenses and other current liabilities	–	117.9	11.3	–	129.2
Current maturities of long-term debt	–	3.1	0.7	–	3.8

Total current liabilities	–	162.1	20.6	–	182.7
				–
Other liabilities	5.1	2.5	14.9	–	22.5
Long-term debt, less current maturities	–	306.8	4.2	–	311.0
Intercompany	(4.6)	(23.8)	28.4	–	–
Payable-In-Kind Preferred Stock	24.1	–	–	–	24.1
Stockholders’ equity	302.0	313.9	19.5	(323.8)	311.6

Total liabilities and stockholders’ equity	$326.6	$761.5	$87.6	$(323.8)	$851.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2003

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$–	$21.2	$6.0	$–	$27.2
Accounts receivable, net	–	189.2	24.7	–	213.9
Supplies	–	29.7	2.4	–	32.1
Prepaid expenses and other current assets	–	4.2	20.8	–	25.0

Total current assets	–	244.3	53.9	–	298.2

Property, plant and equipment, net	–	721.8	55.4	–	777.2
Goodwill	–	100.2	–	–	100.2
Intangible assets, net	–	37.0	1.6	–	38.6
Investments in subsidiaries	408.8	–	–	(408.8)	–
Other assets	–	2.5	10.2	–	12.7

Total assets	$408.8	$1,105.8	$121.1	$(408.8)	$1,226.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$85.5	$6.2	$–	$91.7
Accrued expenses and other current liabilities	–	147.0	14.1	–	161.1
Current maturities of long-term debt	–	7.5	0.8	–	8.3

Total current liabilities	–	240.0	21.1	–	261.1

Other liabilities	13.6	14.8	34.2	–	62.6
Long-term debt, less current maturities	–	467.6	3.5	–	471.1
Intercompany	(5.1)	(32.4)	37.5	–	–
Payable-In-Kind Preferred Stock	57.0	–	–	–	57.0
Stockholders’ equity	343.3	415.8	24.8	(408.8)	375.1

Total liabilities and stockholders’ equity	$408.8	$1,105.8	$121.1	$(408.8)	$1,226.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the year ended June 30, 2001

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$604.7	$8.0	$–	$612.7
Premium revenues	–	55.1	–	–	55.1

Total revenues	–	659.8	8.0	–	667.8

Salaries and benefits	–	321.8	1.8	–	323.6
Supplies	–	91.7	1.2	–	92.9
Medical claims expense	–	30.8	–	–	30.8
Purchased services	–	48.3	0.3	–	48.6
Provision for doubtful accounts	–	56.7	0.1	–	56.8
Insurance	–	8.1	0.1	–	8.2
Other operating expenses	–	42.6	0.6	–	43.2
Rents and leases	–	11.7	0.5	–	12.2
Depreciation and amortization	–	23.4	0.4	–	23.8
Interest, net	–	16.7	(0.1)	–	16.6
Management fees	–	(0.4)	0.4	–	–
Other	–	0.4	–	–	0.4

	–	651.8	5.3	–	657.1

Income before income taxes	–	8.0	2.7	–	10.7
Income tax expense	0.4	0.1	–	–	0.5
Equity in earnings of subsidiaries	10.6	–	–	(10.6)	–

Net income	$10.2	$7.9	$2.7	$(10.6)	$10.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the year ended June 30, 2002

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$707.9	$17.9	$–	$725.8
Premium revenues	–	184.8	1.2	(1.2)	184.8

Total revenues	–	892.7	19.1	(1.2)	910.6

Salaries and benefits	–	378.4	6.0	–	384.4
Supplies	–	113.2	2.9	–	116.1
Medical claims expense	–	132.0	–	–	132.0
Purchased services	–	65.3	1.1	–	66.4
Provision for doubtful accounts	–	52.6	0.7	–	53.3
Insurance	–	19.2	1.7	(1.2)	19.7
Other operating expenses	–	51.2	1.9	–	53.1
Rents and leases	–	13.8	0.6	–	14.4
Depreciation and amortization	–	29.0	0.5	–	29.5
Interest, net	–	26.4	0.3	–	26.7
Management fees	–	(0.4)	0.4	–	–
Debt extinguishment costs	–	6.6	–	–	6.6
Other	–	(1.3)	–	–	(1.3)

	–	886.0	16.1	(1.2)	900.9

Income before income taxes	–	6.7	3.0	–	9.7
Income tax expense	2.9	–	–	–	2.9
Equity in earnings of subsidiaries	9.6	–	–	(9.6)	–

Net income	$6.7	$6.7	$3.0	$(9.6)	$6.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the year ended June 30, 2003

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$1,003.2	$118.5	$–	$1,121.7
Premium revenues	–	218.8	17.6	(17.6)	218.8

Total revenues	–	1,222.0	136.1	(17.6)	1,340.5

Salaries and benefits	–	522.8	55.6	–	578.4
Supplies	–	181.3	21.3	–	202.6
Medical claims expense	–	160.8	–	–	160.8
Purchased services	–	77.7	9.0	–	86.7
Provision for doubtful accounts	–	66.7	6.7	–	73.4
Insurance	–	23.8	22.2	(17.6)	28.4
Other operating expenses	–	75.1	8.8	–	83.9
Rents and leases	–	16.5	1.8	–	18.3
Depreciation and amortization	–	44.5	2.4	–	46.9
Interest, net	–	33.1	1.8	–	34.9
Management fees	–	(2.3)	2.3	–	–
Debt extinguishment costs	–	–	–	–	–
Other	–	(1.6)	–	–	(1.6)

	–	1,198.4	131.9	(17.6)	1,312.7

Income before income taxes	–	23.6	4.2	–	27.8
Income tax expense	10.9	–	–	–	10.9
Equity in earnings of subsidiaries	27.8	–	–	(27.8)	–

Net income	$16.9	$23.6	$4.2	$(27.8)	$16.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2001

	Parent

		Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income	$10.2	$7.9	$2.7	$(10.6)	$10.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	–	23.4	0.4	–	23.8
Provision for doubtful accounts	–	56.7	0.1	–	56.8
Amortization of loan costs	–	0.9	–	–	0.9
Loss on disposal of assets	–	0.6	–	–	0.6
Interest on interest collar agreement	–	0.1	–	–	0.1
Deferred income taxes	(0.1)	(0.8)	–	–	(0.9)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (losses) of subsidiaries	(10.6)	–	–	10.6	–
Accounts receivable	–	(68.1)	(0.5)	–	(68.6)
Establishment of accounts receivable of recent acquisitions	–	(7.2)	–	–	(7.2)
Supplies	–	(0.5)	–	–	(0.5)
Prepaid expenses and other current assets	–	2.6	(1.3)	–	1.3
Accounts payable	–	8.4	0.1	–	8.5
Accrued expenses and other long-term liabilities	1.1	(19.5)	0.1	–	(18.3)

Net cash provided by operating activities	0.6	4.5	1.6	–	6.7
Investing activities:
Acquisitions	–	(10.6)	–	–	(10.6)
Capital expenditures	–	(26.3)	(0.3)	–	(26.6)
Other	–	(0.9)	–	–	(0.9)

Net cash used in investing activities	–	(37.8)	(0.3)	–	(38.1)
Financing activities:
Proceeds from issuance of common stock	–	32.9	–	–	32.9
Proceeds from long-term debt	–	–	–	–	–
Payments of long-term debt	–	(5.8)	(0.1)	–	(5.9)
Payments of loan costs	–	(0.3)	–	–	(0.3)
Cash provided by (used in) intercompany activity	(0.6)	1.7	(1.1)	–	–
Proceeds from the exercise of stock options	–	–	–	–	–

Net cash provided by (used in) financing activities	(0.6)	28.5	(1.2)	–	26.7

Net (decrease) increase in cash and cash equivalents	–	(4.8)	0.1	–	(4.7)
Cash and cash equivalents, beginning of period	–	16.6	0.2	–	16.8

Cash and cash equivalents, end of period	$–	$11.8	$0.3	$–	$12.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2002

	Parent

		Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income	$6.8	$6.6	$3.0	$(9.6)	$6.8
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	–	29.0	0.5	–	29.5
Provision for doubtful accounts	–	52.6	0.7	–	53.3
Amortization of loan costs	–	1.4	–	–	1.4
Debt extinguishment costs	–	6.6	–	–	6.6
Loss (gain) on disposal of assets	–	(0.8)	–	–	(0.8)
Deferred income taxes	2.8	–	–	–	2.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(9.6)	–	–	9.6	–
Accounts receivable	–	(58.5)	(6.4)	–	(64.9)
Establishment of accounts receivable of recent acquisitions	–	(1.5)	–	–	(1.5)
Supplies	–	(0.6)	(0.1)	–	(0.7)
Prepaid expenses and other current assets	(0.3)	5.7	(16.1)	–	(10.7)
Accounts payable	―	(2.3)	(0.2)	–	(2.5)
Accrued expenses and other long-term liabilities	(0.4)	8.1	17.7	–	25.4

Net cash (used in) provided by operating activities	(0.7)	46.3	(0.9)	–	44.7
Investing activities:
Acquisitions	–	(100.3)	–	–	(100.3)
Capital expenditures	–	(34.7)	(0.4)	–	(35.1)
Other	–	–	–	–	–

Net cash used in investing activities	–	(135.0)	(0.4)	–	(135.4)
Financing activities:
Equity contribution from joint venture partner	–	2.5	–	–	2.5
Proceeds from long-term debt	–	300.0	–	–	300.0
Payments of long-term debt	–	(153.5)	(0.3)	–	(153.8)
Payments of loan costs	–	(14.7)	–	–	(14.7)
Cash provided by (used in) intercompany activity	0.7	(1.1)	0.4	–	–
Proceeds from the exercise of stock options	–	–	–	–	–

Net cash provided by financing activities	0.7	133.2	0.1	–	134.0

Net increase (decrease) in cash and cash equivalents	–	44.5	(1.2)	–	43.3
Cash and cash equivalents, beginning of period	–	11.8	0.3	–	12.1

Cash and cash equivalents, end of period	$–	$56.3	$(0.9)	$–	$55.4

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2003

	Parent

		Wholly-Owned Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income	$16.9	$23.6	$4.2	$(27.8)	$16.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	–	44.5	2.4	–	46.9
Provision for doubtful accounts	–	66.7	6.7	–	73.4
Amortization of loan costs	–	1.5	–	–	1.5
Loss on sale of assets	–	–	–	–	–
Debt extinguishment costs	–	–	–	–	–
Deferred income taxes	3.5	–	–	–	3.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(27.8)	–	–	27.8	–
Accounts receivable	–	(60.2)	(7.4)	–	(67.6)
Establishment of accounts receivable of recent acquisitions	–	–	–	–	–
Supplies	–	(3.1)	(0.5)	–	(3.6)
Prepaid expenses and other current assets	2.8	7.1	(2.2)	–	7.4
Accounts payable	–	18.1	(2.5)	–	15.6
Accrued expenses and other liabilities	5.0	(3.1)	21.5	–	23.7

Net cash provided by operating activities	0.4	95.1	22.2	–	117.7
Investing activities:
Acquisitions, including working capital settlement payments	–	(249.4)	–	–	(249.4)
Capital expenditures	–	(87.6)	(10.9)	–	(98.5)
Other	(55.0)	70.3	(11.4)	–	3.9

Net cash used in investing activities	(55.0)	(266.7)	(22.3)	–	(344.0)
Financing activities:
Proceeds from issuance of common stock	50.0	–	–	–	50.0
Proceeds from long-term debt	–	150.0	–	–	150.0
Payments of long-term debt and capital leases	–	(4.7)	(0.6)	–	(5.3)
Payments of loan costs	–	(2.3)	–	–	(2.3)
Cash provided by (used in) intercompany activity	4.6	(12.7)	8.1	–	–
Other	–	5.7	–	–	5.7

Net cash provided by financing activities	54.6	136.0	7.5	–	198.1

Net increase (decrease) in cash and cash equivalents	–	(35.6)	7.4	–	(28.2)
Cash and cash equivalents, beginning of period	–	56.3	(0.9)	–	55.4

Cash and cash equivalents, end of period	$–	$20.7	$6.5	$–	$27.2

7.             Income Taxes

                Significant components of the provision for income taxes attributable to continuing operations are as follows (in millions):

	2001	2002	2003

Current:
Federal	$1.2	$(0.1)	$–
State	0.2	0.1	0.4

Total current	1.4	–	0.4

Deferred:
Federal	(0.9)	2.5	9.9
State	–	0.4	0.6

Total deferred	(0.9)	2.9	10.5

	$0.5	$2.9	$10.9

                The effective income tax rate differed from the federal statutory rate for the years ended June 30, 2001, 2002 and 2003 as follows:

	2001	2002	2003

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Income tax expense at state statutory rate	7.3	5.2	3.6
Nondeductible expenses and other	1.3	4.4	0.6
Decrease in valuation allowance	(38.8)	(14.8)	–

Effective income tax rate	4.8%	29.8%	39.2%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2002 and 2003, were approximately as follows (in millions):

	2002	2003

Deferred tax assets:
Net operating loss carryover	$9.6	$12.0
Excess tax basis over book basis of accounts receivable	0.4	2.2
Deferred compensation and other costs	2.2	2.6
Accrued expenses	1.0	2.9
Interest rate swap liability	–	0.3
Professional liabilities reserves	6.0	3.9
Self-insurance reserves	1.4	2.1
Unearned revenue and deferred gains	1.0	3.9
Equity method of accounting for partnerships	0.4	0.4

Total deferred tax assets	22.0	30.3
Valuation allowance	–	–

Total deferred tax assets, net of valuation allowance	$22.0	$30.3

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	$21.5	$32.9
Excess book basis over tax basis of prepaid assets	3.7	10.8

Total deferred tax liabilities	25.2	43.7

Net deferred tax assets and liabilities	$(3.2)	$(13.4)

                Net non-current deferred tax liabilities of $5.1 million and $13.1 million as of June 30, 2002 and 2003, respectively, are included in the accompanying consolidated balance sheet in other liabilities.  Net current deferred tax assets were $1.9 million as of June 30, 2002.  Net current deferred tax liabilities of $0.3 million as of June 30, 2003, are included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet.

                As of June 30, 2003, the Company generated net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $31.5 million and for state purposes of approximately $20.0 million that expire from 2012 to 2022.  Approximately $4.9 million of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect the Company’s ability to ultimately recognize the benefit of these NOLs in future years.

                The Company must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  The Company has not recorded any valuation allowance as of June 30, 2003, because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assets as the temporary differences reverse in the future.

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

                Under the Amended and Restated Subscription Agreement dated June 1, 2000, the Company authorized the issuance of 235,521 shares of Common Stock in addition to the 135,535 shares originally authorized pursuant to the original Subscription Agreement dated June 1, 1998.  As of June 30, 2003, the Company had issued 232,686 shares of its Common Stock in August 1997 and under the Subscription Agreement and the Amended and Restated Subscription Agreement and 27 shares as a result of the exercise of employee stock options.

                Subject to certain terms and conditions of the Amended and Restated Subscription Agreement, the Company has agreed to issue and sell, and certain investors have agreed to purchase on one or more future dates, additional shares of Common Stock aggregating 164,065 shares at a per share price of $1,701.18.  The Company expects to utilize the proceeds from any subsequent issuance of Common Stock to purchase, from time to time, hospitals, hospital systems, hospital management companies and assets related thereto.

Forfeiture of Common Shares by Certain Investors

                Each of certain investors in the Company has also agreed to transfer to the Company upon the occurrence of a Liquidity Event, as defined below, in exchange for no consideration, its allocated portion of an aggregate number of shares of Common Stock equal to the Aggregate Carry Amount (as defined in the Carry Option Plan). The determination of the Aggregate Carry Amount is contingent upon, among other things, the computed amount of the Net MSCP Internal Rate of Return (“IRR”), as applicable and as defined in the Carry Option Plan, immediately after giving effect to the Liquidity Event. Any such transfer to the Company shall be made as soon as practicable following the date on which options granted pursuant to certain provisions of the Carry Option Plan become vested and exercisable.

                A Liquidity Event means the first to occur of (i) the consummation of an initial public offering of the Common Stock, (ii) the sale by MSCP of all or substantially all of its aggregate equity interests in the Company, (iii) the sale of all or substantially all of the assets of the Company, or (iv) the liquidation or dissolution of the Company.

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

Payable-In-Kind Preferred Stock

                On February 1, 2000, to satisfy a portion of the purchase price for the acquisition of MacNeal Hospital and related assets, the Company issued 20,000 shares of its payable-in-kind convertible redeemable preferred stock (“PIK Preferred Shares”) with a par value of $0.01 per share.  On January 3, 2003, the Company issued 30,000 shares of payable-in-kind convertible redeemable preferred stock (“Series B PIK Preferred Shares”) with par value of $0.01 per share to satisfy a portion of the purchase price of its acquisition of the BHS assets.  Each series of preferred stock was valued by an independent appraiser at $1,000 per share for purposes of the acquisitions.

                PIK Preferred Shares

                Upon the liquidation, dissolution, or winding up of the Company, or upon the Company’s exercise of its option to redeem such shares, the holders of the PIK Preferred Shares are entitled to be paid in cash equal to $1,000 per each outstanding share plus accrued dividends.  To the extent the Company shall have funds legally available for payment, the Company is required to redeem all outstanding PIK Preferred Shares at $1,000 per share plus accrued dividends upon the earlier of (i) a change in control of the Company; (ii) the sale of the assets purchased from MacNeal Health Services; or (iii) January 31, 2015. Otherwise, there are no mandatory redemption or put features associated with the PIK Preferred Shares.  The PIK Preferred Shares are, with respect to dividend rights and rights on liquidation, dissolution and winding up, senior to all common shares and may only be junior to other preferred shares designated as such, with such designation requiring the majority vote of the holders of the PIK Preferred Shares voting as a separate class.  The PIK Preferred Shares automatically convert to common shares, upon consummation of an initial public offering of the Common Stock that produces proceeds to the Company of at least $50.0 million at a conversion price equal to the initial public offering price.

                Dividends for the PIK Preferred Shares accrue at an annual rate of $80 per share.  The dividends are payable when, as and if declared by the Board, in cash or, at the Company’s option, during any period prior to January 31, 2008 (“Pay-In-Kind Period”) in additional PIK Preferred Shares at the rate of 0.08 shares for each $80 of such dividend not paid in cash. The Pay-In-Kind Period terminates upon the Company’s payment of a cash dividend upon any share of its capital stock. However, the provisions of the amended 2001 credit facility limit the payment of such dividends to the issuance of additional PIK Preferred Shares.

                The holders of the PIK Preferred Shares are not entitled to any voting rights except to the extent voting rights vest under one of the following occurrences:  (i) when dividends become payable, whether in the form of cash or PIK Preferred Shares, shall be in arrears and unpaid in an amount equal to two full annual dividends or (ii) the Company’s failure to discharge its mandatory redemption obligation.  In the event the voting rights vest under one of these occurrences, the Board will automatically increase by two members, and the holders of the PIK Preferred Shares shall have the exclusive right, voting as a separate class, to elect the two additional directors.  The voting rights are terminated once the accrued dividends have been paid or the mandatory redemption obligation has been fulfilled.

                Series B PIK Preferred Shares

                Upon the liquidation, dissolution or winding up of the Company, or upon the Company’s exercise of its option to redeem such shares on January 1, 2011 or thereafter, the holders of the Series B PIK Preferred Shares are entitled to receive cash equal to $1,000 per each outstanding share plus accrued dividends.  The Company may not redeem any shares prior to January 1, 2008, and the redemption price as of January 1, 2008, 2009 and 2010 is $1,030, $1,020, and $1,010 per share, respectively.  In the event the Company has the funds legally available, it must redeem the outstanding Series B PIK Preferred Shares on the earlier of (1) January 31, 2015 or (2) 90 days after a change in control of the Company, at a redemption price of $1,000 per share plus accrued dividends.  The Series B PIK Preferred Shares are senior to all common shares and are on parity with the PIK Preferred Shares with respect to dividend rights and rights on liquidation, dissolution or winding up of the Company.  The Series B PIK Preferred Shares are convertible at any time into the Company’s Common Stock at a $3,500 per share conversion price.

                Dividends for the Series B PIK Preferred Shares accrue at an annual rate of $62.50 per share.  The dividends are payable when, as and if declared by the Board of Directors, in cash or, at the Company’s option, during any period through the dividend period ending December 31, 2011 (“Series B Pay-In-Kind-Period”) in additional Series B PIK Preferred Shares at the rate of .0625 shares for each $62.50 of such dividend not paid in cash.  The Series B Pay-In-Kind Period terminates upon the Company’s payment of a cash dividend upon any share of its capital stock.   However, the provisions of the amended 2001 credit facility limit the payment of such dividends to the issuance of additional Series B PIK Preferred Shares.

                The holders of the Series B PIK Preferred Shares are not entitled to any voting rights except to the extent voting rights vest under one of the following circumstances: (i) when dividends become payable, whether in the form of cash or Series B PIK Preferred Shares, shall be in arrears and unpaid in any amount equal to full annual dividends or (ii) the Company’s failure to discharge its mandatory redemption obligation.  In the event the voting rights vest under one of these occurrences, the Board will automatically increase by two members, and the holders of the Series B PIK Preferred Shares shall have the exclusive right, voting as a separate class, to elect the two additional directors.  The voting rights are terminated once the accrued dividends have been paid or the mandatory redemption obligation has been fulfilled.

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

9.             Stock Based Compensation

                As previously discussed, the Company adopted the provisions of SFAS 148 during fiscal 2003 and, effective July 1, 2003, elected to adopt the fair value method of accounting for stock-based employee compensation under SFAS 123 using the prospective method of transition set forth by SFAS 148.  As of June 30, 2003, the Company continued to account for previously granted options under APB No. 25.  Information regarding the Company’s various option plans and option transactions follows.

Carry Option Plan

                On June 1, 1998, the Board approved the grant of 23,883 options, each exercisable for one share of Common Stock, at an exercise price of $170.12 under the Vanguard Health Systems, Inc. Carry Option Plan (the “Carry Option Plan”). In August 2000, the Board approved a grant of 3,134 options to an officer of the Company under the Carry Option Plan.  In November 2001, the Board approved the grant of 2,805 options under the Carry Option Plan, bringing the total number of outstanding options to 29,822, the maximum allowed pursuant to the Amended and Restated Shareholders Agreement and Carry Option Plan dated June 1, 2000.  Additional options may only be granted upon the cancellation of previously issued options.  Upon and after the occurrence of a Liquidity Event, no options shall be available for grant under the Carry Option Plan.

                Subject to the terms and conditions of the Carry Option Plan, the options granted under the Carry Option Plan shall vest upon the earlier of a Liquidity Event or ratably over seven years.  None of the options shall be exercisable prior to a Liquidity Event. Upon a Liquidity Event, a number of options equal to the Exercisable Options, as defined in the Carry Option Plan, shall become exercisable. The determination of Exercisable Options is contingent upon, among other things, the computed amount of the Net MSCP IRR immediately after giving effect to such Liquidity Event. Such number of options may only be exercised commencing at such time and ending on the tenth anniversary of the Effective Date, at which time such options shall expire. All options held by a grantee in excess of the Exercisable Options shall, upon the occurrence of a Liquidity Event, be irrevocably and unconditionally forfeited and canceled without any consideration payable to the grantee, and the grantee shall have no further right or consideration therein.

                Upon the occurrence of a Liquidity Event, the Company will incur an immediate compensation expense on all Excercisable Options outstanding at that time based on the excess of the fair market value of each share of Common Stock over the exercise price.

Initial Option Plan

                The purpose of the Vanguard Health Systems, Inc. Nonqualified Initial Option Plan (the “Initial Option Plan”) was primarily to grant option awards to those employees who agreed to work for the Company for no cash salaries or cash salaries below fair market value during the eleven months ended May 31, 1998.

                On June 1, 1998, the Board approved the grant of 3,595 options, each exercisable for one share of Common Stock, at an exercise price of $170.12 per share. The maximum number of shares of Common Stock reserved for grant of awards under the Initial Option Plan was 3,595.  Each of the 3,595 granted options vested on June 1, 1999 (one-year vesting period).

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

                The maximum number of shares of Common Stock reserved for the grant of options under the 1998 Stock Option Plan (the “Maximum Share Number”) shall be recomputed as of a Liquidity Event and under such calculations the options available for grant may be increased up to an additional 2,977 options.  In no event shall the number of shares of Common Stock with respect to which options are granted hereunder exceed 50% of the number of shares of Common Stock authorized as of the effective date of the 1998 Stock Option Plan.  As of June 30, 2003, the Maximum Share Number was 10,302.

                Options granted under the 1998 Stock Option Plan may be designated as (i) incentive stock options or non-qualified stock options and (ii) a Liquidity Event Option or a Non-Liquidity Event Option; although certain restrictions exist as to the number of options which can be granted, outstanding, and exercisable under each designation. The Liquidity Event Options and Non-Liquidity Event Options vest over a four-year period from the date of grant but are not exercisable until the occurrence of a Liquidity Event, although the vested portion of Non-Liquidity Event Options may be exercised within 90 days of an employee’s separation from the Company.  The Liquidity Event Options are subject to forfeiture if a minimum Net MSCP IRR is not met at the date of the Liquidity Event.  The Non-Liquidity Event Options are not subject to this forfeiture provision.  All options under the 1998 Stock Option plan have a ten-year exercise period.

                As of June 30, 2003, 9,920 options were outstanding with 75% of each grant having been designated as Liquidity Event Options and 25% designated as Non-Liquidity Event Options.  Of the 9,920 outstanding options, 4,645 options were granted at fair market value but provide that the exercise price will be reduced to $425.32 if the Net MSCP IRR at the date of the Liquidity Event meets or exceeds certain target amounts.  Should the applicable target amount be met, the Company will incur an immediate compensation expense on all affected options equal to the excess of fair market value of a share of Common Stock over the exercise price of each of the affected options.

                5,275 options under the 1998 Stock Option Plan were granted to a Company executive in August 2000 at an exercise price of $425.32, combined with the Company’s agreement to pay such executive a bonus equal to $351.63 per option exercised upon such exercise.  The 5,275 options and related bonus are accounted for as a combined fixed award and may not be exercised until the occurrence of a Liquidity Event.  On the date of the Liquidity Event, the Company will incur an immediate compensation expense on the exercisable options equal to the excess of fair market value of a share of Common Stock over the exercise price of these options.

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

                Options granted under the 2000 Stock Option Plan may be designated as (i) incentive stock options or non-qualified stock options and (ii) a Liquidity Event Option or a Non-Liquidity Event Option; although certain restrictions exist as to the number of options which can be granted, outstanding, and excercisable under each designation.

                Substantially all of the Liquidity Event Options and Non-Liquidity Event Options vest over a four-year period from the date of grant but are not exercisable until the occurrence of a Liquidity Event, although the vested portion of Non-Liquidity Event Options may be exercised within 90 days of an employee’s separation from the Company.  Liquidity Event Options are subject to forfeiture if a minimum Net MSCP IRR is not met at the date of the Liquidity Event.  The Non-Liquidity Event Options are not subject to this forfeiture provision.  All options under the 2000 Stock Option Plan have a ten-year exercise period.  As of June 30, 2003, the Maximum Share Number was 13,234.

                As of June 30, 2003, 11,824 options were outstanding under the 2000 Stock Option Plan with 75% of each grant having been designated as Liquidity Event Options and 25% designated as Non-Liquidity Event Options.  Should the fair market value of a share of Common Stock exceed the exercise price of each affected option at the date of the Liquidity Event, the Company will incur an immediate compensation expense equal to such excess.

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

Summary of Option Transactions

                The following is a summary of options transactions during the years ended June 30, 2001, 2002 and 2003:

	Carry Option Plan		Initial Option Plan		1998 Stock Option Plan		2000 Stock Option Plan

	# of options	Weighted average exercise price	# of options	Weighted average exercise price	# of options	Weighted average exercise price	# of options	Weighted average exercise price

Options outstanding at June 30, 2000	23,883	$170.12	3,595	$170.12	2,852	$1,701.18	–	$–
Options granted	3,134	170.12	–	–	7,477	801.06	7,557	1,701.18
Options exercised	–	–	–	–	–	–	–	–
Options canceled	–	–	–	–	391	1,701.18	85	1,701.18

Options outstanding at June 30, 2001	27,017	170.12	3,595	170.12	9,938	1,023.97	7,472	1,701.18
Options granted	2,805	170.12	–	–	509	1,701.18	791	1,701.18
Options exercised	–	–	–	–	14	1,701.18	–	–
Options canceled	–	–	–	–	131	1,701.18	861	1,701.18

Options outstanding at June 30, 2002	29,822	170.12	3,595	170.12	10,302	1,049.38	7,402	1,701.18
Options granted	–	–	–	–	–	–	5,015	1,701.18
Options exercised	–	–	–	–	13	1,701.18	–	–
Options canceled	–	–	–	–	369	1,701.18	593	1,701.18

Total outstanding at June 30, 2003	29,822	$170.12	3,595	$170.12	9,920	$1,022.74	11,824	$1,701.18

Options available for grant at June 30, 2003	–	$–	–	$–	382	$1,701.18	1,410	$1,701.18

Options exercisable at June 30, 2003	–	$–	3,396	$170.12	75	$–	9	$1,701.18

Options Outstanding					Options Exercisable

Range of Exercisable Prices	Number Outstanding June 30, 2003		Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable June 30, 2003	Weighted Average Exercise Price

$170.12	33,417		5.4 years	$170.12	3,396	$170.12
$425.32	5,275		7.1 years	$425.32	–	$–
$1,701.18	16,469		8.0 years	$1,701.18	84	$1,701.18

$170.12 - $1,701.18	55,161	*			3,480	$206.65

*Includes options granted under all plans

10.          401(k) Plan

                Effective June 1, 1998, the Company adopted the Vanguard 401(k) Retirement Savings Plan (the “401(k) Plan”).  The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.

                The 401(k) Plan was restated January 1, 2000 to incorporate the adoption agreements of a number of employers whereby the respective employer tailored the terms of the 401(k) Plan, including:  contribution limits, vesting schedule and employer match.  The 401(k) Plan was adopted by the Company’s subsidiary employing its home office and other certain employees as of July 1, 1998 and by each acquired entity upon the respective acquisition date.

                For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies.  The 401(k) Plan allows eligible employees to make contributions of 2%

to 20% of their annual compensation.  Employer matching contributions, which vary by employer, vest 20% after three years of service and continue vesting at 20% per year until fully vested.  The Company’s matching expense for the years ended June 30, 2001, 2002 and 2003 was approximately $3.7 million, $4.3 million and $5.3 million, respectively.

11.          Leases

                The Company leases real estate properties and equipment under operating and capital leases having various expiration dates.  Future minimum operating and capital lease payments at June 30, 2003 are approximately as follows (in millions).

	Operating Leases	Capital Leases	Total

2004	$17.0	$5.5	$22.5
2005	12.2	3.5	15.7
2006	10.1	2.2	12.3
2007	7.8	0.6	8.4
2008	6.2	–	6.2
Thereafter	29.1	–	29.1

Total minimum payments	$82.4	11.8	$94.2

Less amounts representing interest		(1.4)

Present value of future minimum lease payments		$10.4

Assets Under Capital Leases

                The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, are approximately as follows (in millions).

	June 30, 2002	June 30, 2003

Equipment	$16.9	$16.6
Less: accumulated depreciation	4.1	4.9

Net equipment under capital leases	$12.8	$11.7

                Amortization of the capitalized amounts is included in depreciation and amortization expense in the accompanying consolidated income statements.  Other operating expenses for the fiscal years ended June 30, 2001, 2002 and 2003 include rent expense on operating leases of approximately $12.2 million, $14.4 million and $18.3 million, respectively.

12.          Contingencies and Health Care Regulation

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

                Laws and regulations governing the Medicare and Medicaid and other federal health care programs are complex and subject to interpretation.  The Company’s management believes that the Company is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, the Company’s compliance with such laws and regulations is subject to future government review and interpretation.  Non-compliance with such laws and regulations could result in significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal health care programs.

                The Company has acquired and will continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following the completion of its acquisitions, there can be no assurance that the Company will not become liable for past activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

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

                The Company has executed severance protection agreements (“severance agreements”) between the Company and each of its senior vice presidents and vice presidents.  The severance agreements are automatically extended for successive one year terms at the discretion of the Company unless an event of a change in control occurs, as defined in the severance agreement, at which time the severance agreement continues in effect for a period of not less than three years beyond the date of such event. The Company is obligated to pay severance payments as set forth in the severance agreements in the event of a change in control.

                In conjunction with the Company’s issuance of 695 stock options to an officer under the Initial Option Plan in June 1998, the Company agreed to grant a cash bonus to reimburse the officer for the taxes payable upon the exercise of the options. The bonus is to be paid upon the exercise of the options and is to be calculated using tax rates in effect and the fair market value of the underlying stock at the time of exercise of the options.

                In August 2000, the Company issued 8,409 stock options to an officer of the Company with 5,275 options granted under the 1998 Option Plan, and 3,134 options granted under the Carry Option Plan.  In conjunction with the grant of the options under the 1998 Option Plan, the Company agreed to grant a cash bonus to the officer upon the exercise of the options not to exceed approximately $1.9 million.

Capital Expenditures Commitments

                In accordance with the terms of the acquisition agreement, the Company has agreed to expend, to commit to expend or cause or permit third parties to expend, in the aggregate, not less than $50.0 million for capital expenditures at or for the benefit of Arrowhead Community Hospital and Medical Center and Phoenix Baptist Hospital and Medical Center during the first seven years subsequent to the June 1, 2000 acquisition date of these hospitals, with an average annual expenditure as of the end of each of the first seven anniversaries of the closing date of not less than $6.0 million.  If the Company fails to expend at least $50.0 million, the Company is obligated to pay to the seller the difference between $50.0 million and the amount actually expended by the Company.  The Company has fulfilled approximately $26.8 million of this requirement as of June 30, 2003 and intends to fulfill an additional $14.0 million of the requirement during 2004.

                Additionally, the Company has agreed to expend, to commit to expend or cause third parties to expend not less than $200.0 million for capital expenditures at or for the benefit of the BHS hospitals acquired in January 2003, in accordance with the terms of the acquisition agreement, over the six-year period subsequent to the acquisition date.   The Company has agreed to fulfill $75.0 million of this commitment during the first two years of the six-year period.  If the Company fails to fulfill its commitment, the Company is obligated to pay to the seller the difference between the required commitment and the actual expended and committed amounts.  The Company has fulfilled approximately $30.8 million of this requirement as of June 30, 2003 and expects to expend an additional $66.0 million of the requirement during fiscal 2004.

                California has statutes and regulations that require hospitals to meet seismic performance standards.  Hospitals that do not meet the standards may be required to retrofit their facilities.  California law required that hospitals in California evaluate their facilities and develop a plan and schedule for complying with the standards.  Compliance plans, if necessary, were required to be filed with the State of California by January 2002.  The Company filed its required compliance plans on a timely basis.  Any facilities not currently in compliance with the seismic regulations and standards must be brought into compliance by 2008, or by 2013 if the facility obtains an extension.  The Company expects to expend approximately $11.2 million to comply with the seismic standards.

13.          Related Party Transactions

                Charles N. Martin, Jr., the Company’s Chairman and Chief Executive Officer, beneficially owns in excess of 97% of the membership interests in The Healthcare Airplane Group, LLC.  The Company purchases charter airplane services from The Healthcare Airplane Group. Total costs for such services incurred during the years ended June 30, 2001, 2002 and 2003 and reported in the accompanying consolidated income statements approximated $300,000, $434,000 and $506,000, respectively.

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets include receivables from various unrelated entities that are affiliated with certain of the Company’s officers of approximately $0.1 million as of June 30, 2001, 2002 and 2003.  Such balances represent amounts due for rent and certain shared office services allocable to the affiliates.

                During fiscal 2002 and 2003, the Company paid $142,000 and $150,000, respectively, of the out-of-pocket expenses of the MSCP Funds related to their review of the Company’s proposed transactions and reimbursement for filing fees paid on the Company’s behalf and travel and related expenses. During fiscal 2002, the Company also paid Morgan Stanley & Co. Incorporated or Morgan Stanley Senior Funding, Inc. underwriting fees of $3,163,000 in respect of the 9.75% Notes, loan origination fees of $743,000 in respect of the 2001 credit facility and reimbursed them for $60,000 of their out-of-pocket travel, clerical and word processing fees in connection with such matters.  During fiscal 2003, the Company paid Morgan Stanley Senior Funding, Inc. a consent fee of $12,500 in respect of their agreement to an amendment to our 2001 credit facility.  The MSCP Funds currently owns 81.0% of the Company’s Common Stock.  In addition, three of the Company’s directors, Karen H. Bechtel, Eric T. Fry and Howard I. Hoffen, are managing directors of Morgan Stanley & Co. Incorporated and two of them, Karen H. Bechtel and Eric T. Fry,  are managing directors of  Morgan Stanley Private Equity while Howard I. Hoffen is Chairman and Chief Executive Officer of Morgan Stanley Private Equity.  Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of the MSCP Funds.  During fiscal 2001, the Company paid Morgan Stanley Senior Funding, Inc. $275,000 representing their review of our proposed transactions and travel and related expenses.  During fiscal 2001, the Company paid $671,000 of the out-of-pocket expenses of the MSCP Funds related to their review of the Company’s proposed acquisitions and travel and related expenses.

                During fiscal 2002 and 2003, certain of the Company’s facilities paid approximately $440,000 and $415,000, respectively, to Coactive Systems Corporation for nurse triage, physician referral and class registration services, and Coactive Systems reimbursed the Company approximately $50,000 and $31,800, respectively, for its full rental cost in connection with its month-to-month occupancy of certain office space in the Company’s headquarters not currently needed by the Company.  In addition, in fiscal 2002 and 2003, Coactive Systems paid the Company approximately $21,000 and $20,800, respectively, to reimburse the Company for the costs of its phone use while occupying such office space in the Company’s headquarters and for an allocation in respect of its cost of certain office services.  The above aggregate amount paid by the Company’s facilities to Coactive Systems resulted from several contracts separately negotiated with Coactive Systems by local management of each facility on an arms-length basis, and in management’s opinion such amount paid by the Company’s facilities does not exceed the fair market value for such services.  Until Coactive Systems was acquired by means of a merger with First Consulting Group, Inc. on May 20, 2003, the Company’s Chairman & Chief Executive Officer, Charles N. Martin, Jr., owned approximately 41.5% of the common stock of Coactive Systems and served as the non-executive chairman of its board of directors.  Certain of the Company’s other executive officers (Robert E. Galloway, W. Lawrence Hough, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman and Alan G. Thomas) owned, in the aggregate, approximately 5.5% of the common stock of Coactive Systems.  In addition, the Company’s Vice Chairman, Keith B. Pitts, was on its board of directors; the Company’s Senior Vice President, Assistant General Counsel and Assistant Secretary, James H. Spalding, was its assistant secretary and the Company’s Executive Vice President, General Counsel and Secretary, Ronald P. Soltman, was its secretary.

                During fiscal 2002 and 2003, Phyve Corporation reimbursed the Company approximately $169,000 and $99,400, respectively, for the Company’s full rental cost in connection with its month-to-month occupancy of certain office space in the Company’s headquarters not currently needed by the Company.  In addition, in fiscal 2002 and 2003, Phyve paid the Company approximately $39,000 and $20,200, respectively, to reimburse the Company for the costs of its phone use while occupying such office space in the Company’s headquarters and for an allocation in respect of the Company’s cost of certain office services.  Phyve sold all of its assets to First Consulting Group, Inc. and discontinued its business operations on or about February 20, 2003.  The Company’s Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns approximately 16.9% of the outstanding common stock and 11.6% of the outstanding preferred stock of Phyve and is the non-executive chairman of its board of directors.  Certain of the Company’s other executive officers (Bruce F. Chafin, Robert E. Galloway, W. Lawrence Hough, James Johnston, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman, James H. Spalding, and Alan G. Thomas) own, in the aggregate, approximately 12.8% of its common stock and Messrs. Galloway, Johnston and Moore  own, in the aggregate, approximately 0.5% of its outstanding preferred stock.  In addition, Mr. Spalding is its secretary and Mr. Soltman is its assistant secretary.

                During fiscal 2002 and 2003, NetContent, Inc. reimbursed the Company approximately $87,000 and $74,600, respectively, for the Company’s full rental cost in connection with its month-to-month occupancy of certain office space in the Company’s headquarters not currently needed by the Company.  In addition, in fiscal 2002 NetContent paid the Company approximately $31,000 and $20,300, respectively, to reimburse the Company for the costs of its phone use while occupying such office space in the Company’s headquarters and for an allocation in respect of the Company’s cost of certain office services.  The Company’s Chairman & Chief Executive Officer, Charles N. Martin, Jr., owns 51% of the outstanding common stock of NetContent and is a member of its board of directors.  Two of the Company’s other executive officers, Keith B. Pitts and James H. Spalding, own 30% and 19%, respectively, of the outstanding common stock of NetContent.  Additionally, Mr. Pitts is a member of its board of directors; and Mr. Spalding is Secretary of NetContent and a member of its board of directors.

                On July 1, 2000, the Company purchased 100% of the outstanding stock of Trinity MedCare, Inc. from its nine shareholders.  The shareholders of Trinity MedCare, Inc. included certain members of management and directors of the Company.  These members of management and directors received an aggregate of approximately $457,000 for their interests.

14.          Segment Information

                The Company’s acute care hospitals and related health care businesses are similar in their activities and economic environments in which they operate (i.e. urban markets).  Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital, and Phoenix Health Plan, a Medicaid managed health plan in Arizona.  Prior to the acquisitions of these entities, the Company determined that it did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information.  The following table provides financial information by business segment for the years ended June 30, 2001, 2002 and 2003.

	For the year ended June 30, 2001

	Health Plans

		Acute Care Services	Eliminations	Consolidated

	(In millions)

Patient service revenues	$–	$612.7	$–	$612.7
Capitation premiums	55.1	–	–	55.1
Inter-segment revenues	–	16.7	(16.7)	–

Total revenues	55.1	629.4	(16.7)	667.8

Salaries and benefits	3.8	319.8	–	323.6
Supplies	0.1	92.8	–	92.9
Medical claims expense	30.8	–	–	30.8
Provision for doubtful accounts	–	56.8	–	56.8
Other operating expenses - external	1.3	110.1	–	111.4
Operating expenses - inter-segment	16.7	–	(16.7)	–

Total operating expenses	52.7	579.5	(16.7)	615.5

Segment EBITDA (1)	2.4	49.9	–	52.3

Depreciation and amortization	0.5	23.3	–	23.8
Interest, net	(0.4)	17.0	–	16.6
Minority interests	–	0.8	–	0.8
Equity method loss (income)	–	(0.1)	–	(0.1)
Loss on sale of assets	–	0.5	–	0.5
Debt extinguishment costs	–	–	–	–

Income before income taxes	$2.3	$8.4	$–	$10.7

Segment assets	$44.2	$596.2	$–	$640.4

Capital expenditures	$–	$26.6	$–	$26.6

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and debt extinguishment costs.  Management uses Segment EBITDA to measure performance for the Company’s segments and to develop strategic objectives and operating plans for those segments.   Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the year ended June 30, 2002

	Health Plans

		Acute Care Services	Eliminations	Consolidated

	(In millions)

Patient service revenues	$–	$725.8	$–	$725.8
Capitation premiums	184.8	–	–	184.8
Inter-segment revenues	–	26.2	(26.2)	–

Total revenues	184.8	752.0	(26.2)	910.6

Salaries and benefits	9.3	375.1	–	384.4
Supplies	0.2	115.9	–	116.1
Medical claims expense	132.0	–	–	132.0
Provision for doubtful accounts	–	53.3	–	53.3
Other operating expenses - external	6.6	146.2	–	152.8
Operating expenses - inter-segment	26.2	–	(26.2)	–

Total operating expenses	174.3	690.5	(26.2)	838.6

Segment EBITDA (1)	10.5	61.5	–	72.0

Depreciation and amortization	1.5	28.0	–	29.5
Interest, net	(0.7)	27.4	–	26.7
Minority interests	–	0.8	–	0.8
Equity method loss (income)	–	(0.5)	–	(0.5)
Loss (gain) on sale of assets	–	(0.8)	–	(0.8)
Debt extinguishment costs	–	6.6	–	6.6

Income before income taxes	$9.7	$–	$–	$9.7

Segment assets	$49.1	$802.8	$–	$851.9

Capital expenditures	$1.7	$33.4	$–	$35.1

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and debt extinguishment costs.  Management uses Segment EBITDA to measure performance for the Company’s segments and to develop strategic objectives and operating plans for those segments.   Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the year ended June 30, 2003

	Health Plans

		Acute Care Services	Eliminations	Consolidated

	(In millions)

Patient service revenues	$–	$1,121.7	$–	$1,121.7
Capitation premiums	218.8	–		218.8
Inter-segment revenues	–	24.9	(24.9)	–

Total revenues	218.8	1,146.6	(24.9)	1,340.5

Salaries and benefits	9.7	568.7	–	578.4
Supplies	0.2	202.4	–	202.6
Medical claims expense	160.8	–	–	160.8
Provision for doubtful accounts	–	73.4	–	73.4
Other operating expenses - external	8.6	208.0	–	216.6
Operating expenses - inter-segment	24.9	–	(24.9)	–

Total operating expenses	204.2	1,052.5	(24.9)	1,231.8

Segment EBITDA (1)	14.6	94.1	–	108.7

Depreciation and amortization	1.7	45.2	–	46.9
Interest, net	0.2	34.7	–	34.9
Minority interests	–	0.7	–	0.7
Equity method loss (income)	–	(1.6)	–	(1.6)
Loss (gain) on sale of assets	–	–	–	–
Debt extinguishment costs	–	–	–	–

Income before income taxes	$12.7	$15.1	$–	$27.8

Segment assets	$54.7	$1,172.2	$–	$1,226.9

Capital expenditures	$0.5	$98.0	$–	$98.5

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets, equity method income or loss and debt extinguishment costs.  Management uses Segment EBITDA to measure performance for the Company’s segments and to develop strategic objectives and operating plans for those segments.   Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

14.          Comprehensive Income

                The components of comprehensive income, net of related taxes follows (in millions).

	Year ended June 30
	2001	2002	2003

Net income	$10.2	$6.8	$16.9

Cumulative effect of change in accounting principle - fair value of interest rate collar	(0.2)	0.2	–
Net change in fair value of interest rate collar	(1.6)	1.6	–
Amortization of transition adjustment	0.1	(0.1)	–
Interest rate swap market-to-market adjustment, net of taxes	–	–	(0.6)

Other comprehensive loss	(1.7)	1.7	(0.6)

Comprehensive income	$8.5	$8.5	$16.3

                Accumulated other comprehensive loss at June 30, 2001 and June 30, 2003 is comprised of the adjusted fair value of the interest rate collar of approximately ($1.7) million (net of taxes of $1.2 million) and the fair market value of the interest rate swap of $(0.6) million (net of taxes of $0.3 million), respectively.