Form 10-Q
period 2003-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2003-11-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

          There were 232,790 shares of Common Stock outstanding as of November 1, 2003 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	September 30, 2003

ASSETS	(In millions except share and per share amounts)

Current assets:
Cash and cash equivalents	$27.2	$25.2
Accounts receivable, net of allowance for uncollectible accounts of approximately $45.5 and $49.3 at June 30, 2003 and September 30, 2003, respectively	213.9	211.9
Supplies	32.1	33.2
Prepaid expenses and other current assets	25.0	28.2

Total current assets	298.2	298.5
Property, plant and equipment, net of accumulated depreciation	777.2	792.9
Goodwill	100.2	96.1
Intangible assets, net of accumulated amortization	38.6	37.8
Other assets	12.7	13.0

Total assets	$1,226.9	$1,238.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91.7	$77.1
Accrued health claims	33.5	34.5
Accrued interest	16.1	7.2
Other accrued expenses and current liabilities	111.5	102.6
Current maturities of long-term debt	8.3	7.9

Total current liabilities	261.1	229.3
Other liabilities	62.6	65.7
Long-term debt, less current maturities	471.1	504.8
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 25,194 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2003 and September 30, 2003, and 30,000 shares of Series B Payable-in-Kind Preferred Stock issued and outstanding at June 30, 2003 and September 30, 2003, at redemption value	57.0	57.9
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	–	–
Common Stock; $.01 par value, 600,000 shares authorized, 232,713 shares issued and outstanding at June 30, 2003 and September 30, 2003	–	–
Additional paid-in capital	352.5	351.5
Accumulated other comprehensive loss	(0.6)	(0.4)
Retained earnings	23.2	29.5

	375.1	380.6

Total liabilities and stockholders’ equity	$1,226.9	$1,238.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended September 30,
	2002	2003

	(in millions)

Patient service revenues	$213.4	$351.0
Premium revenues	54.5	58.9

Total revenues	267.9	409.9

Costs and Expenses:
Salaries and benefits	114.0	176.2
Supplies	36.6	65.3
Medical claims expense	39.5	43.9
Purchased services	17.1	22.6
Provision for doubtful accounts	13.9	30.3
Insurance	6.3	9.3
Other operating expenses	16.9	21.7
Rents and leases	3.8	5.4
Depreciation and amortization	8.9	15.1
Interest, net	7.2	10.4
Other	(0.3)	(0.8)

Income before income taxes	4.0	10.5
Income tax expense	1.6	4.2

Net income	2.4	6.3
Preferred stock dividends	(0.5)	(1.0)

Net income attributable to common stockholders	$1.9	$5.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2002	2003

	(in millions)
Operating activities:
Net income	$2.4	$6.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8.9	15.1
Provision for doubtful accounts	13.9	30.3
Amortization of loan costs	0.3	0.4
(Gain) loss on sale of assets	(0.2)	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(7.3)	(28.3)
Supplies	(0.6)	(1.1)
Prepaid expenses and other current assets	9.3	(1.8)
Accounts payable	7.2	(14.7)
Accrued expenses and other current liabilities	(9.6)	(6.9)
Other liabilities	3.7	1.1

Net cash provided by operating activities	28.0	0.4

Investing activities:
Acquisitions including working capital settlement payments	(1.6)	–
Capital expenditures	(10.1)	(40.4)
Proceeds from asset sales	0.4	3.3
Other	0.7	(0.7)

Net cash used in investing activities	(10.6)	(37.8)

Financing activities:
Proceeds from long-term debt	–	35.0
Payments of long-term debt and capital leases	(1.0)	(1.6)
Proceeds from joint venture partner contributions	–	2.0
Proceeds from termination of swap agreement	5.5	–

Net cash provided by financing activities	4.5	35.4

Net increase (decrease) in cash and cash equivalents	21.9	(2.0)
Cash and cash equivalents, beginning of period	55.4	27.2

Cash and cash equivalents, end of period	$77.3	$25.2

Net cash paid for interest	$10.3	$19.2

Net cash paid (received) for income taxes	$(0.2)	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of September 30, 2003 and for the three months then ended include the accounts of Vanguard Health Systems, Inc. (the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.   Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

                In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the year ending June 30, 2004.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2003 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes.  Actual results could differ from those estimates.

                As of September 30, 2003, the Company owned 16 hospitals with a total of 3,727 beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; metropolitan Chicago, Illinois; and metropolitan San Antonio, Texas markets.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 84,700 members in Arizona as of September 30, 2003; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 52,000 member lives in metropolitan Chicago, Illinois as of September 30, 2003.

                Certain prior year amounts have been reclassified to conform to current year presentation.  The majority of the Company’s expenses are “cost of revenue” items.

2.             ADOPTION OF ACCOUNTING PRONOUNCEMENTS

                The Company sponsors four stock option plans.  Prior to July 1, 2003, the Company accounted for stock-based employee compensation in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  During the three months ended September 30, 2002, the Company recognized no compensation expense related to outstanding stock options as each of those stock options had an exercise price equal to the fair market value of the underlying common stock on the date of grant, were not exercisable until the occurrence of a future contingent event or had already been recognized as compensation expense in a previous period.  Effective July 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  The Company elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value.  During the three months ended September 30, 2003, the Company recorded non-cash stock compensation of approximately $3,000 for stock options granted during the period.

                The following table provides the pro forma effect on net income as if the fair value method had been applied to all outstanding stock option grants, except for those whose number of exercisable shares is contingent upon a future event, for those periods presented.  For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the respective vesting periods of the options.

	Three months ended September 30,
	2002	2003

	(in millions)

Net income, as reported	$2.4	$6.3
Add: Stock-based compensation expense included in net income, net of related taxes	–	–
Less: Pro forma compensation expense determined under fair value method	0.4	0.5

Pro forma net income	$2.0	$5.8

                The Company used the following weighted average assumptions to estimate the non-cash stock compensation expense for the three months ended September 30, 2003:  risk-free interest rate of 3.8%; dividend yield of 0.0%; and expected option life of 10 years.  The Company used the following weighted average assumptions to calculate the pro forma information presented above for the three months ended September 30, 2002 and 2003, respectively:  risk-free interest rate of 5.5% and 5.1%, respectively; dividend yield of 0.0%; and expected option life of 10 years.

3.             ACQUISITIONS

Fiscal 2003 Acquisition

                On January 3, 2003, but effective January 1, 2003, the Company, through a majority-owned subsidiary, acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in San Antonio, Texas, and surrounding areas of south Texas from Baptist Health System (“BHS”), a Texas not-for-profit corporation.  The purchase price of the net assets acquired was $293.8 million, comprised of cash of $246.2 million, $30.0 million of the Company’s Series B payable-in-kind redeemable convertible preferred stock and approximately $17.6 million of the Company’s convertible subordinated notes due 2013 bearing interest at 8.18%.  The Company funded the cash portion of the purchase price with $150.0 million of term loan borrowings under the amended 2001 credit facility, $50.0 million from private sales of its common stock and cash on hand of $46.2 million.  The BHS acquisition was accounted for using the purchase method of accounting.  The results of operations of BHS are included in the accompanying condensed consolidated income statement for the three months ended September 30, 2003.

                The purchase price for the fiscal 2003 acquisition was allocated as follows (in millions).

BHS

Fair value of assets acquired:
Cash	$–
Accounts receivable, net	50.7
Other current assets	19.5
Property, plant and equipment	255.1
Other assets	9.0
Goodwill and intangible assets	20.6

Assets acquired	354.9
Liabilities assumed	61.1

Purchase price of net assets acquired	293.8
Payable-In-Kind Preferred Stock issued	30.0
Subordinated notes issued	17.6

Cash paid for net assets acquired	$246.2

                This purchase price allocation for the BHS acquisition is tentative and may be materially affected by the final working capital and other settlements expected to occur during fiscal 2004.

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the BHS acquisition had occurred at the beginning of the period presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income taxes and non-income taxes (in millions).

	Three months ended September 30,
	2002	2003

Revenues	$376.5	$409.9

Income (loss) before income taxes	$(3.9)	$10.5
Provision for income taxes	(1.5)	4.2

Net income (loss)	$(2.4)	$6.3

4.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2003 and September 30, 2003 (in millions).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2003	September 30, 2003	June 30, 2003	September 30, 2003
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$17.2	$17.2	$2.7	$3.2
Contracts	7.9	7.9	2.4	2.6
Customer lists	2.3	2.3	2.3	2.3
Other	3.8	3.8	1.5	1.6

Subtotal	31.2	31.2	8.9	9.7
Indefinite-lived intangible assets:
License and accreditation	9.8	9.8	–	–
Other	6.5	6.5	–	–

Subtotal	16.3	16.3	–	–

Total	$47.5	$47.5	$8.9	$9.7

                Changes in the carrying amount of goodwill from June 30, 2003 to September 30, 2003 follows (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2003	$91.5	$8.7	$100.2
Adjustments to record net assets acquired to fair value	(4.1)	–	(4.1)

Balance as of September 30, 2003	$87.4	$8.7	$96.1

5.             FINANCING ARRANGEMENTS

                A summary of the Company’s long-term debt as of June 30, 2003 and September 30, 2003 follows (in millions):

	June 30, 2003	September 30, 2003

9.75% Senior Subordinated Notes	$300.0	$300.0
Term loans payable under the amended 2001 credit facility	149.3	148.9
Revolving loans payable under the amended 2001 credit facility	–	35.0
8.18% Convertible Subordinated Notes	17.6	17.6
Capital leases	10.4	9.2
Other	2.1	2.0

	479.4	512.7
Less: current maturities	(8.3)	(7.9)

	$471.1	$504.8

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

Credit facility debt

                Concurrent with the issuance of the 9.75% Notes, the Company entered into a new senior secured credit facility (the “2001 credit facility”) with a syndicate of lenders with Banc of America Securities LLC and Morgan Stanley Senior Funding, Inc. serving as joint lead arrangers and book managers and Bank of America, N.A. as administrative agent.  The 2001 credit facility initially provided for up to $125.0 million of outstanding loans and letters of credit on a revolving basis and contemplated, but the lenders did not commit to, additional term loans of up to $250.0 million.  The Company would have been required to obtain commitments from its existing or new lenders to obtain the term loans, but no approval of the existing lenders was necessary for such term loans.  The applicable interest rate under the 2001 credit facility was based upon either: 1) LIBOR plus a margin ranging from 2.25% to 3.25% depending on the Company’s leverage ratio calculated using the most recent four quarters or 2) a base rate plus a margin ranging from 1.25% to 2.25% depending on the Company’s leverage ratio calculated using the most recent four quarters.  The Company was subject to certain restrictive and financial covenants under the 2001 credit facility.  Obligations under the 2001 credit facility were guaranteed by most of the Company’s wholly owned domestic subsidiaries and were secured by liens on substantially all of the assets of the Company and its subsidiaries and by pledges of the stock of the Company’s subsidiaries.

                Upon the acquisition of BHS in January 2003, the Company expanded its 2001 credit facility by adding a $150.0 million term loan facility to its existing $125.0 million revolving loan facility (the “amended 2001 credit facility”).  The

Company utilized proceeds from the $150.0 million in term loans to fund a portion of the cash purchase price of the BHS acquisition.  The interest rate of the term loans is either: 1) LIBOR plus a margin of 4.25% or 2) a base rate plus a margin of 3.25%.  The outstanding term loans mature on January 3, 2010, and principal repayments of $375,000 are due at the end of each quarter starting on March 31, 2003 through December 31, 2008, after which four quarterly repayments of $35,250,000 are due starting on March 31, 2009 up to the maturity date.  The amended 2001 credit facility no longer contemplates any specified amount of additional term loans to the Company under the facility and, in addition, the facility now requires the approval of the existing lenders representing two-thirds of the then outstanding term loans and revolving loan commitments for any such additional term loans.  As of September 30, 2003, the Company had $35.0 million of outstanding revolving loans under its amended 2001 credit facility primarily to fund its capital expenditure projects.  The interest rate applicable to the outstanding revolving loans was 6.00% (4.25% prime rate plus 1.75% margin based on the Company’s most recent leverage ratio) as of September 30, 2003.  The Company also had outstanding letters of credit of $25.8 million, a portion of which related to a performance guaranty required by the contract between AHCCCS and Phoenix Health Plan, which is owned by a subsidiary of the Company.  The Company is subject to certain restrictive and financial covenants under the amended 2001 credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions.  The Company was in compliance with all such covenants as of September 30, 2003.

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

Derivatives

                On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement was scheduled to mature upon the maturity or redemption of the 9.75% Notes but was terminable by either party at any time.  The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualified as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  On August 13, 2002, the Company terminated the swap agreement resulting in a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million portion of the payment was recorded as a deferred gain and will be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.  The unamortized deferred gain is included in other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2003 and September 30, 2003.

                On January 17, 2003, the Company entered into an agreement with Bank of America, N.A. to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of its $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing July 3, 2003 and ending July 3, 2004.  The swap agreement qualifies as a cash flow hedge under SFAS 133, and the Company has elected the shortcut method of accounting due to the highly effective nature of the swap.  The fair market value of the swap agreement as of September 2003, was a liability of $0.4 million, net of taxes, and is included in other accrued expenses and current liabilities with an offsetting adjustment to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet as of September 30, 2003.

6.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  Additionally, the FASB indefinitely deferred the application of the provisions of SFAS 150 relating to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements.  The Company does not expect SFAS 150 to impact the classification of its outstanding preferred stock instruments.

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

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation of ARB No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities.  Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity.  The provisions of Interpretation No. 46 are effective for all new variable interests created or acquired after January 31, 2003, and will take effect during the third quarter of fiscal 2004 for variable interests created or acquired prior to January 31, 2003.  The Company does not expect Interpretation No. 46 to have a significant impact on its future results of operations or cash flows.

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

7.             SEGMENT INFORMATION

                The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital, and Phoenix Health Plan, a Medicaid managed health plan operating solely in Arizona.

                The following tables provide condensed financial information by business segment for the three months ended September 30, 2002 and 2003, respectively, including a reconciliation of Segment EBITDA to income before income taxes (in millions).

	Three months ended September 30, 2002				Three months ended September 30, 2003

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$213.4	$–	$213.4	$–	$351.0	$–	$351.0
Capitation premiums	54.5	–	–	54.5	58.9	–	–	58.9
Inter-segment revenues	–	6.9	(6.9)	–	–	6.5	(6.5)	–

Total revenues	54.5	220.3	(6.9)	267.9	58.9	357.5	(6.5)	409.9

Operating expenses - external	44.0	203.8	–	247.8	49.2	326.4	–	375.6
Operating expenses - inter-segment	6.9	–	(6.9)	–	6.5	–	(6.5)	–

Total operating expenses	50.9	203.8	(6.9)	247.8	55.7	326.4	(6.5)	375.6

Segment EBITDA(1)	3.6	16.5	–	20.1	3.2	31.1	–	34.3

Depreciation and amortization	0.4	8.5	–	8.9	0.5	14.6	–	15.1
Interest, net	(0.4)	7.6	–	7.2	0.6	9.8	–	10.4
Minority interests	–	0.3	–	0.3	–	(0.9)	–	(0.9)
Equity method loss (income)	–	(0.1)	–	(0.1)	–	(0.8)	–	(0.8)
Loss (gain) on sale of assets	–	(0.2)	–	(0.2)	–	–	–	–

Income before income taxes	$3.6	$0.4	$–	$4.0	$2.1	$8.4	$–	$10.5

Segment assets	$54.0	$802.7		$856.7	$54.4	$1,183.9		$1,238.3

Capital expenditures	$–	$10.1		$10.1	$0.3	$40.1		$40.4

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation, amortization, minority interests, gain or loss on sale of assets and equity method income or loss.  Management uses Segment EBITDA to measure performance for the Company’s segments and to develop strategic objectives and operating plans for those segments.   Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

8.             COMMITMENTS AND CONTINGENCIES

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

Capital Expenditure Commitments

                The Company has committed to make capital expenditures of $200.0 million in the acquisition agreement related to its purchase of the BHS assets and $50.0 million in the acquisition agreement related to its purchase of Phoenix Baptist Hospital and Arrowhead Community Hospital.  As of September 30, 2003, the remaining commitment under the BHS purchase agreement was $154.2 million while the remaining aggregate commitment under the Phoenix Baptist Hospital and

Arrowhead Community Hospital agreement was approximately $12.2 million.  The commitments may be satisfied by third parties on behalf of the Company, including construction of medical office buildings by unrelated developers.  The Company estimates a remaining commitment of $10.0-$15.0 million related to the construction of West Valley Hospital in metropolitan Phoenix, Arizona and $21.3 million to complete in-process capital projects at other hospitals.

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

Net Revenue

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  As of September 30, 2003, the Company had filed all cost reports relating to Medicare fiscal year-ends 2002 and prior and had 9 unfiled Medicare cost reports relating to Medicare fiscal year-end 2003.  Net adjustments to third party settlements resulted in increases to income before income taxes of $1.5 million and $4.4 million for the three months ended September 30, 2002 and 2003, respectively.  The Company also recorded $3.4 million and $7.8 million of charity care revenue deductions during the three months ended September 30, 2002 and 2003, respectively.

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

Professional and General Liability Risks

                As is typical in the health care industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  Through May 31, 2002, the Company maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to the limited availability of carriers willing to underwrite professional and general liability coverage and unfavorable premium quotes received, effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage with third party insurers for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The captive insurance subsidiary intends to fund claims costs from proceeds of premium payments received from the

Company.  The current industry environment appears to indicate an increase in the quantity and severity of professional liability claims.  Also, as the Company’s period of ownership of its hospitals lengthens, management expects the Company’s claims payments to increase.  This environment has led to increased costs for professional liability premiums, including reinsurance premiums, which the Company expects to continue for the foreseeable future.

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

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $15.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of September 30, 2003, the Company maintained this performance guarantee in the form of surety bonds totaling $5.0 million with independent third party insurers that expire on October 1, 2003 and letters of credit to AHCCCS totaling $10.0 million.  The Company also arranged for a $1.0 million letter of credit to collateralize its $5.0 million surety bond with the third party insurer.  Effective October 1, 2003, the Company renewed its $5.0 million surety bond and replaced $5.0 million of the outstanding letters of credit with an additional $5.0 million surety bond.

9.             COMPREHENSIVE INCOME

                The components of comprehensive income, net of related taxes, are as follows (in millions).

	Three months ended September 30,
	2002	2003

Net income	$2.4	$6.3

Cumulative effect of change in accounting principle- fair value of interest rate collar	–	–
Net change in fair value of interest rate collar	–	–
Amortization of transition adjustment	–	–
Fair value of interest rate swap	–	(0.4)

Other comprehensive loss	–	(0.4)

Comprehensive income	$2.4	$5.9

10.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the 9.75% Notes on an unsecured senior subordinated basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed the 9.75% Notes in conformity with the provisions of the indenture governing the 9.75% Notes and have not guaranteed the amended 2001 credit facility in conformity with the provisions thereof.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2003 and September 30, 2003 and for the three months ended September 30, 2002 and 2003, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2003

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$–	$21.2	$6.0	$–	$27.2
Accounts receivable, net	–	189.2	24.7	–	213.9
Supplies	–	29.7	2.4	–	32.1
Prepaid expenses and other current assets	–	5.3	20.8	(1.1)	25.0

Total current assets	–	245.4	53.9	(1.1)	298.2

Property, plant and equipment, net	–	721.8	55.4	–	777.2
Goodwill	–	100.2	–	–	100.2
Intangible assets, net	–	37.0	1.6	–	38.6
Investments in subsidiaries	408.8	–	–	(408.8)	–
Other assets	–	12.7	10.2	(10.2)	12.7

Total assets	$408.8	$1,117.1	$121.1	$(420.1)	$1,226.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	85.5	$6.2	–	$91.7
Accrued expenses and other current liabilities	–	148.6	14.1	(1.6)	161.1
Current maturities of long-term debt	–	7.5	0.8	–	8.3

Total current liabilities	–	241.6	21.1	(1.6)	261.1

Other liabilities	13.6	32.5	34.2	(17.7)	62.6
Long-term debt, less current maturities	–	467.6	3.5	–	471.1
Intercompany	(36.9)	(40.4)	37.5	39.8	–
Payable-In-Kind Preferred Stock	57.0	–	–	–	57.0
Stockholders’ equity	375.1	415.8	24.8	(440.6)	375.1

Total liabilities and stockholders’ equity	$408.8	$1,117.1	$121.1	$(420.1)	$1,226.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$–	$11.7	$13.5	$–	$25.2
Accounts receivable, net	–	188.9	23.0	–	211.9
Supplies	–	29.8	3.4	–	33.2
Prepaid expenses and other current assets	2.7	11.2	15.8	(1.5)	28.2

Total current assets	2.7	241.6	55.7	(1.5)	298.5

Property, plant and equipment, net	–	732.6	60.3	–	792.9
Goodwill	–	95.8	0.3	–	96.1
Intangible assets, net	–	36.5	1.3	–	37.8
Investments in subsidiaries	408.8	–	–	(408.8)	–
Other assets	–	13.0	13.3	(13.3)	13.0

Total assets	$411.5	$1,119.5	$130.9	$(423.6)	$1,238.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$69.3	$7.8	$–	$77.1
Accrued expenses and other current liabilities	0.1	132.9	13.3	(2.0)	144.3
Current maturities of long-term debt	–	4.5	3.4	–	7.9

Total current liabilities	0.1	206.7	24.5	(2.0)	229.3

Other liabilities	20.1	23.3	35.1	(12.8)	65.7
Long-term debt, less current maturities	–	503.4	1.4	–	504.8
Intercompany	(47.2)	(42.5)	43.7	46.0	–
Payable-In-Kind Preferred Stock	57.9	–	–	–	57.9
Stockholders’ equity	380.6	428.6	26.2	(454.8)	380.6

Total liabilities and stockholders’ equity	$411.5	$1,119.5	$130.9	$(423.6)	$1,238.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended September 30, 2002
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$211.5	$1.9	$–	$213.4
Premium revenues	–	54.5	3.7	(3.7)	54.5

Total revenues	–	266.0	5.6	(3.7)	267.9

Salaries and benefits	–	113.5	0.5	–	114.0
Supplies	–	36.3	0.3	–	36.6
Medical claims expense	–	39.5	–	–	39.5
Purchased services	–	17.0	0.1	–	17.1
Provision for doubtful accounts	–	13.9	–	–	13.9
Insurance	–	6.2	3.8	(3.7)	6.3
Other operating expenses	–	16.7	0.2	–	16.9
Rents and leases	–	3.6	0.2	–	3.8
Depreciation and amortization	–	8.8	0.1	–	8.9
Interest, net	–	7.5	(0.3)	–	7.2
Management fees	–	–	–	–	–
Other	–	(0.3)	–	–	(0.3)

Total costs and expenses	–	262.7	4.9	(3.7)	263.9

Income before income taxes	–	3.3	0.7	–	4.0
Income tax expense	1.6	–	–	–	1.6
Equity in earnings of subsidiaries	4.0	–	–	(4.0)	–

Net income	$2.4	$3.3	$0.7	(4.0)	$2.4

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended September 30, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$314.2	$36.8	$–	$351.0
Premium revenues	–	58.5	4.8	(4.4)	58.9

Total revenues	–	372.7	41.6	(4.4)	409.9

Salaries and benefits	–	158.5	17.7	–	176.2
Supplies	–	59.3	6.0	–	65.3
Medical claims expense	–	43.9	–	–	43.9
Purchased services	–	19.2	3.4	–	22.6
Provision for doubtful accounts	–	26.7	3.6	–	30.3
Insurance	–	7.0	6.7	(4.4)	9.3
Other operating expenses	–	17.9	3.8	–	21.7
Rents and leases	–	4.8	0.6	–	5.4
Depreciation and amortization	–	14.0	1.1	–	15.1
Interest, net	–	9.1	1.3	–	10.4
Management fees	–	(0.7)	0.7	–	–
Other	–	0.2	(1.0)	–	(0.8)

Total costs and expenses	–	359.9	43.9	(4.4)	399.4

Income (loss) before income taxes	–	12.8	(2.3)	–	10.5
Income tax expense	4.2	–	–	–	4.2
Equity in earnings of subsidiaries	10.5	–	–	(10.5)	–

Net income (loss)	$6.3	$12.8	$(2.3)	$(10.5)	$6.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2002
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income	$2.4	$3.3	$0.7	$(4.0)	$2.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	–	8.8	0.1	–	8.9
Provision for doubtful accounts	–	13.9	–	–	13.9
Amortization of loan costs	–	0.3	–	–	0.3
Loss (gain) on sale of assets	–	(0.2)	–	–	(0.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(4.0)	–	–	4.0	–
Accounts receivable	–	(7.2)	(0.1)	–	(7.3)
Supplies	–	(0.6)	–	–	(0.6)
Prepaid expenses and other current assets	1.9	23.3	(15.9)	–	9.3
Accounts payable	–	7.3	(0.1)	–	7.2
Accrued expenses and other current liabilities	0.2	(25.9)	16.1	–	(9.6)
Other liabilities	(0.3)	4.0	–	–	3.7

Net cash provided by operating activities	0.2	27.0	0.8	–	28.0
Investing activities:
Acquisitions, including working capital settlement payments	–	(1.6)	–	–	(1.6)
Capital expenditures	–	(10.0)	(0.1)	–	(10.1)
Proceeds from asset sales	–	0.4	–	–	0.4
Other	–	0.7	–	–	0.7

Net cash used in investing activities	–	(10.5)	(0.1)	–	(10.6)
Financing activities:
Proceeds from long-term debt	–	–	–	–	–
Payments of long-term debt and capital leases	–	(1.0)	–	–	(1.0)
Cash provided by intercompany activity	(0.2)	(3.2)	3.4	–	–
Proceeds from termination of swap agreement	–	5.5	–	–	5.5

Net cash provided by (used in) financing activities	(0.2)	1.3	3.4	–	4.5

Net increase in cash and cash equivalents	–	17.8	4.1	–	21.9
Cash and cash equivalents, beginning of period	–	55.1	0.3	–	55.4

Cash and cash equivalents, end of period	$–	$72.9	$4.4	$–	$77.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$6.3	$12.8	$(2.3)	$(10.5)	$6.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	14.0	1.1	–	15.1
Provision for doubtful accounts	–	26.7	3.6	–	30.3
Amortization of loan costs	–	0.4	–	–	0.4
Loss (gain) on sale of assets	–	–	–	–	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(10.5)	–	–	10.5	–
Accounts receivable	–	(30.3)	2.0	–	(28.3)
Supplies	–	(1.1)	–	–	(1.1)
Prepaid expenses and other current assets	(2.7)	(4.3)	5.2	–	(1.8)
Accounts payable	–	(13.4)	(1.3)	–	(14.7)
Accrued expenses and other current liabilities	(3.0)	(2.2)	(1.7)	–	(6.9)
Other liabilities	9.9	(9.6)	0.8	–	1.1

Net cash provided by (used in) operating activities	–	(7.0)	7.4	–	0.4
Investing activities:
Acquisitions, including working capital settlement payments	–	–	–	–	–
Capital expenditures	–	(39.4)	(1.0)	–	(40.4)
Proceeds from asset dispositions	–	3.3	–	–	3.3
Other	–	2.4	(3.1)	–	(0.7)

Net cash used in investing activities	–	(33.7)	(4.1)	–	(37.8)
Financing activities:
Proceeds from long-term debt	–	35.0	–	–	35.0
Payments of long-term debt and capital leases	–	(1.0)	(0.6)	–	(1.6)
Proceeds from joint venture partner contributions	–	2.0	–	–	2.0
Cash provided by (used in) intercompany activity	–	(4.8)	4.8	–	–

Net cash provided by financing activities	–	31.2	4.2	–	35.4

Net increase (decrease) in cash and cash equivalents	–	(9.5)	7.5	–	(2.0)
Cash and cash equivalents, beginning of period	–	21.2	6.0	–	27.2

Cash and cash equivalents, end of period	$–	$11.7	$13.5	$–	$25.2

11.          Subsequent Events

                During October 2003, the Company repaid its $35.0 million in outstanding revolving loans under the amended 2001 credit facility.  As of the date of this report, the Company has no outstanding revolving loans.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included within this report.

Forward Looking Statements

                This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws which are intended to be covered by the safe harbors created thereby.  Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to  “may,” “believe,” “will,” “project,” “expect,” “estimate,” “anticipate,” and “plan.”  These statements are based upon estimates and assumptions made by the Company’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  These factors, risks and uncertainties include, among others, the following:

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

                •  Operating and financial restrictions in our debt agreements

                •  Our ability to successfully implement our business strategies

                •  Our ability to successfully integrate our recent and any future acquisitions

                •  The highly competitive nature of the health care industry

                •  Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels

                •  Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers

                •  Our ability to attract and retain qualified management and health care professionals, including physicians and nurses

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

                •  Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts

                •  Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations

                •  The geographic concentration of our operations

                •  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services

                •  Potential substantial liabilities arising from unfavorable retrospective reviews by governmental or other payers of the medical necessity of medical procedures performed at our hospitals

                •  Lost future revenues from payer contract terminations resulting from their unfavorable retrospective reviews of the medical necessity of medical procedures performed at our hospitals

                Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Risk Factors” contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.  You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by the Company that its objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on the Company’s results of operations and financial condition.

Overview

                As of September 30, 2003, we owned and operated 16 hospitals with a total of 3,727 licensed beds, and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, Chicago, Illinois, San Antonio, Texas, and Los Angeles/Orange County, California markets.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan, which serves approximately 84,700 members in Arizona; and MacNeal Health Providers, which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 52,000 member lives in metropolitan Chicago, Illinois.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital Medical Center, on June 1, 1998.

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

                On January 3, 2003, but effective January 1, 2003, we acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in and around San Antonio, Texas, from Baptist Health System (“BHS”).  The BHS acquisition purchase price was $293.8 million, comprised of cash of $246.2 million, $30.0 million of our Series B payable-in-kind preferred redeemable preferred stock and approximately $17.6 million of our convertible subordinated notes due 2013 bearing interest at 8.18%.  We funded the cash portion of the purchase price with $150.0 million of term loan borrowings under our amended 2001 credit facility, $50.0 million from private sales of our common stock and $46.2 million of cash on hand.  The operations of BHS are included in the condensed consolidated income statement for the three months ended September 30, 2003.

Operating Strategies and Related Risks

                In order to increase revenues and enhance operating margins, we have implemented several operating initiatives, including the following:

•

Implementing programs and procedures to improve the quality of health care services provided to our patients.  We continually challenge and update our training programs for senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff to identify opportunities to improve the delivery of health care services.  We share information among our hospital management to implement best practices and monitor quality of care standards to meet or exceed accreditation and regulatory requirements.  We utilize patient care evaluations and satisfaction surveys from patients, physicians and employees to measure the results of our quality of care objectives.  We believe that the core of our success is the quality of care we provide, and that each of our strategic goals and objectives is an extension of this core principle.

•

Expanding the spectrum of health care services provided by our facilities.  We believe that a key factor in increasing patient volume is to provide the communities we serve a comprehensive medical solution.  This strategy requires effective recruiting and retention programs for general practitioners and specialists and maintaining quality nursing support as well as a commitment to capital projects to service our existing facility framework and to expand facilities and services where necessary to meet the health care needs of the communities we serve.  Also, we believe completing strategic acquisitions to achieve in-market and new market growth will allow us to better serve our patients while improving our operating performance.  Our facility expansion strategies include constructing new facilities in underserved areas of our markets, as demonstrated by our construction of West Valley Hospital in western metropolitan Phoenix.

•

Fostering a partnership culture with physicians and health care professionals.  We believe that the key to providing the most effective and efficient health care services lies in both effective recruiting and retention programs and continual training and education support.  Our relationships with the University of Chicago at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate one of our many commitments to professional development for physicians and health care professionals.  Our comprehensive recruiting and retention strategy serves as a cornerstone to build partnering relationships with employees and physicians to ensure we have the expertise necessary to carry out our mission in all areas of our health care facilities.  We also intend to increase our participation, consistent with applicable laws, in the development of joint venture partnerships with physicians in those situations where such relationships fit our strategic objectives.  Our partnership with a leading multi-specialty physician group, which recently purchased an interest in one of our Phoenix hospitals, is an example of how this strategy can improve the availability of health care services to our patients.

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

                Although we expect the initiatives above to increase our patient volume, the following risk factors could offset those increases to revenues:

•	Managed care, Medicare and Medicaid revenues are significant to our business and are subject to pricing pressures. For the three months ended September 30, 2003, discharges attributable to managed care (including Medicare and Medicaid managed care plans), Medicare and Medicaid were 54%, 30% and 12% of total discharges, respectively.  For the three months ended September 30, 2003, managed care (including Medicare and Medicaid managed care plans), Medicare and Medicaid payers accounted for 55%, 30% and 9% of gross patient revenues, respectively.  These payers receive significant discounts compared to other payers, and these payers continually seek to reduce payments to lower the cost of health care for their members.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates.

•

Many procedures once performed exclusively at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the three months ended September 30, 2003, 63% of total surgeries performed in our facilities were outpatient surgeries.  Outpatient revenues as a percentage of total gross patient revenues were 36% and 35% for the three months ended September 30, 2002 and 2003, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which supports increased inpatient days and surgeries.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Hospital outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

•

Intense market competition may limit our ability to enter choice markets or to recruit and retain quality health care personnel.  We face growing competition in our industry.  Consolidation of hospitals into for-profit or not-for-profit systems continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive health care services, recruiting and retaining qualified health care professionals and effectively managing payer relationships.

General Trends

                Federal regulators, including the U.S. Department of Justice, the Office of the Inspector General of the U.S. Department of Health and Human Services and the Centers for Medicare and Medicaid Services (“CMS”), have recently intensified their scrutiny of Medicare outlier payments to hospitals.  Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total DRG payments.  To achieve this mandate, in recent years CMS has periodically adjusted the cost threshold used to determine eligibility for and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our ratio of Medicare outlier payments to Medicare DRG payments is 2.8%, which includes the effects of the BHS hospitals for a full one-year period.  Thus, we do not believe that we have a high level of outlier payments.  In June 2003, CMS adopted a final rule that modified the outlier formula in an effort to more accurately distribute outlier payments from the outlier pool to hospitals and to ensure that hospitals cannot inappropriately manipulate outlier payments.  The final rule did not increase the current outlier threshold of $33,560 for the balance of federal fiscal year 2003.  Moreover, in July 2003, CMS decreased the outlier threshold for federal fiscal year 2004 to $31,000.  Other modifications made by CMS include allowing fiscal intermediaries to utilize more recent tentative cost report information to determine outlier payments, requiring the use of hospital-specific cost to charge ratios in most cases and establishing a mechanism of recoupment of previous overpayments.  Based on the guidelines set forth in the final rule, we do not believe that our current level of outlier payments will be materially affected.

                We currently record revenue deductions for patient accounts that meet our guidelines for charity care.  Certain other hospital companies have recently proposed policies to provide discounts from gross charges to certain patients without qualifying insurance.  CMS has granted preliminary approval to at least one of these proposals pending final approval from certain federal regulators.  If final approval for these discount policies is received, we intend to adopt similar policies, in addition to our current charity care policies, during fiscal 2004.

                Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and others may propose decreased funding for these programs.  If additional funding decreases are approved by the states in which we operate, our operating results and cash flows could be materially reduced.

                Effective June 1, 2002, we established a wholly owned captive insurance subsidiary to insure our professional and general liability risks for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers for aggregate claims up to $100.0 million.  Prior to June 1, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  We last renewed this third party coverage with the same $100.0 million limit for the period June 1, 2003 to May 31, 2004, but expect our professional and general liability costs to increase by 10-15% during fiscal 2004 from the comparable annualized costs during fiscal 2003.  The current industry environment appears to indicate an increase in the quantity and severity of such claims.  However, some states, including Texas, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages.  Absent significant additional legislation to curb the size of malpractice judgments in the other states, we expect our recent trend of increased costs to continue for the foreseeable future.

                We continue to aggressively renegotiate managed care contracts in order to improve pricing for the health care services we provide.  Managed care payers are subject to cost pressures, which often complicates our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely impacted to the extent we are unable to achieve positive reimbursement arrangements while maintaining patient volume.

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

Results of Operations

                The following table presents a summary of our operating results for the three months ended September 30, 2002 and 2003.

	(Unaudited) Three months ended September 30,

		2002		2003
	Amount		%	Amount	%

	(In millions)

Patient service revenues	$213.4		79.7%	$351.0	85.6%
Premium revenues	54.5		20.3%	58.9	14.4%

Total revenues	267.9		100.0%	409.9	100.0%

Salaries and benefits	114.0		42.6%	176.2	43.0%
Supplies	36.6		13.7%	65.3	15.9%
Medical claims expense	39.5		14.7%	43.9	10.7%
Provision for doubtful accounts	13.9		5.2%	30.3	7.4%
Insurance	6.3		2.3%	9.3	2.3%
Other operating expenses	37.5		14.0%	50.6	12.4%
Depreciation and amortization	8.9		3.3%	15.1	3.7%
Interest, net	7.2		2.7%	10.4	2.5%
Minority interests and other non-operating expenses	–		0.0%	(1.7)	(0.4)%

Income before income taxes	4.0		1.5%	10.5	2.5%
Provision for income taxes	1.6		0.6%	4.2	1.0%

Net income	$2.4		0.9%	$6.3	1.5%

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.  For the same hospital indicators presented below, our newly opened West Valley Hospital is included for the three months ended September 30, 2003, for same hospital comparison purposes.

	(Unaudited) Three months ended September 30,

	2002	2003

Number of hospitals at the end of period	10	16
Licensed beds	2,207	3,727
Discharges (a)	21,577	35,709
Adjusted discharges - hospitals (b)	32,395	52,293
Average length of stay (c)	4.01	4.19
Patient days (d)	86,493	149,467
Adjusted patient days - hospitals (e)	129,694	217,062
Net revenue per adjusted discharge - hospitals (f)	$6,125	$6,339
Gross inpatient revenue per discharge (g)	$19,075	$18,285
Outpatient surgeries (h)	9,960	14,592
Emergency room visits (i)	80,131	122,048
Gross revenue payer mix:
Medicare	27.6%	30.0%
Medicaid	8.4%	8.7%
Managed Care	56.6%	54.7%
Commercial	2.9%	1.9%
Self pay	4.5%	4.7%

	100.0%	100.0%

Same hospital indicators:
Number of hospitals	10	11
Total revenues (in millions) (j)	$267.9	$284.3
Patient service revenues (in millions) (k)	$213.4	$225.6
Discharges (l)	21,577	21,294
Adjusted discharges - hospitals (m)	32,395	32,929
Average length of stay (n)	4.01	4.08
Patient days (o)	86,493	86,861
Adjusted patient days - hospitals (p)	129,694	133,917
Net revenue per adjusted discharge – hospitals (q)	$6,125	$6,409
Gross inpatient revenue per discharge (r)	$19,075	$20,521
Outpatient surgeries (s)	9,960	10,451
Emergency room visits (t)	80,131	84,309

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

(j)

Same hospital total revenues represent revenues from entities owned (including health plans) for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.

(k)

Same hospital patient service revenues represent patient service revenues (excluding health plan premium revenues) from entities owned for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.

(l)	Same hospital discharges represent discharges for hospitals owned for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.

(m)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient patient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.

(n)

Same hospital average length of stay represents average length of stay for hospitals owned for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.

(o)	Same hospital patient days represent patient days for hospitals owned for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.

(p)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.

(q)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three month periods of both years presented, except that West Valley Hospital is included for the 2003 period.  This statistic measures the average net payment expected to be received for a patient’s stay in the those hospitals.

(r)

Same hospital gross inpatient revenue per discharge represents the average undiscounted charge for a patient stay for those hospitals owned for the entire three month periods for both years presented, except that West Valley Hospital is included for the 2003 period.  It is an indicator of pricing and acuity factors for those hospitals.

(s)

Same hospital outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers owned for the entire three month periods for both years presented, except that West Valley Hospital is included for the 2003 period, on an outpatient basis (patient overnight stays not necessary).

(t)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital or freestanding emergency room owned for the entire three month periods for both years presented, except that West Valley Hospital is included for the 2003 period, regardless of whether an overnight stay is subsequently required.

Quarter ended September 30, 2003 compared to Quarter ended September 30, 2002

                Revenues.  The $142.0 million increase in revenues during the quarter ended September 30, 2003, was attributable to revenues from the BHS acquisition of $125.6 million and same hospital revenue improvement of $16.4 million.  On a same hospital basis, discharges decreased by 1.3% during the quarter ended September 30, 2003, while adjusted discharges-hospitals (which includes a factor for outpatient volume) increased by 1.6%.  Same hospital discharges were unfavorably impacted during the current year quarter by our preparations for the July 2003 reopening of the emergency department and the expansion of other acute services at one of our Phoenix hospitals and the termination of the hospital’s relationship with a large cardiology practice during the fourth quarter of fiscal 2003.  In August 2003, a large multi-specialty physician group in Phoenix purchased a minority interest in this Phoenix hospital.  We expect volumes at this hospital to recover in the future as the start-up of these operations and expansion of service offerings are completed.  Same hospital discharges were favorably impacted by the opening of West Valley Hospital in September 2003.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 4.6% on a same hospital basis during the quarter ended September 30, 2003, as a result of our successful negotiations of managed care contracts with improved reimbursement rates in certain markets and also improved Medicare reimbursement rates.  However, with certain of our managed care payers, higher negotiated reimbursement rates resulted in volume declines.  We expect discharges and revenues on a same hospital basis to improve as we continue renegotiation efforts and recover volumes from certain managed care payers.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of specialty services and resource sharing within geographic markets.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency room, psychiatric, rehabilitation, cardiac, radiology and surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings.  We will continue our physician recruiting and retention initiatives to increase hospital volumes and provide the services needed in the communities we serve.

                Salaries and benefits.  The $62.2 million increase in salaries and benefits is primarily attributable to the BHS acquisition, which accounts for $53.6 million of the increase.  Salaries and benefits as a percentage of revenues increased to 43.0% during the quarter ended September 30, 2003, from 42.6% during the prior year period.  The increase resulted primarily from higher employee benefits costs on a same hospital basis.  Employee medical costs increased by $1.3 million on a same hospital basis during the quarter ended September 30, 2003.  Otherwise, we were able to successfully mitigate the effects of increased wages and contract labor associated with the continuing nursing shortage by implementing effective care management and service utilization strategies.

                Despite improved labor productivity and care management strategies, we will continue to face the challenge of rising nursing costs during the foreseeable future.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona, San Antonio, Texas, and Los Angeles/Orange County, California markets.  Recent reports forecast this shortage to continue into the near future, especially in California where state mandated increased nurse-staffing ratios begin to go into effect on January 1, 2004.  Our comprehensive recruiting and retention plans for nurses that focus on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment has mitigated some of the effects of the nursing shortage.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits.

                Supplies.  Acquisitions accounted for $28.6 million of the $28.7 million increase in supplies during the quarter ended September 30, 2003.  Supplies expense as a percentage of revenues increased to 15.9% for the quarter ended September 30, 2003, from 13.7% during the prior year period.  This increase is due to the BHS acquisition.  Supplies as a percentage of revenues are much higher at the BHS hospitals compared to our other hospitals.  On a same hospital basis, supplies as a percentage of revenues decreased to 12.9% for the quarter ended September 30, 2003, from 13.7% during the prior year period.  We expect this ratio to improve as we continue to transition supplies contracts at the BHS hospitals to our purchasing group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

                Medical claims.  The $4.4 million increase in medical claims is due to the significant increase in enrollees at Phoenix Health Plan.  Medical claims expense as a percentage of premium revenues increased from 73.0% to 74.8% during the quarter ended September 30, 2003, due to slight increases in member inpatient utilization and case severity.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $6.5 million, or 12.9% of gross health plan medical claims expense, were eliminated in consolidation during the quarter ended September 30, 2003.

                Insurance.  The BHS acquisition accounted for $2.2 million of the $3.0 million increase in insurance expense during the quarter ended September 30, 2003.  Insurance expense on a same hospital basis increased slightly during fiscal 2003.  The same hospital increase is primarily due to increased premiums for professional and general liability coverage above our captive insurance subsidiary’s retention.  We anticipate continued increases in insurance costs in the near future since the professional and general liability market remains depressed.

                Other operating expenses.  Other operating expenses include costs such as rents and leases, professional fees, purchased services, marketing, repairs, utilities, licenses and non-income taxes.  The BHS acquisition accounted for $14.6 million of the increase in other operating expenses during the quarter ended September 30, 2003.  On a same hospital basis, other operating expenses decreased by $1.5 million during the quarter ended September 30, 2003, primarily due to decreased property tax assessments.  Other operating expenses as a percentage of revenues decreased to 12.4% from 14.0% quarter over quarter.  We continue to leverage these costs as we increase revenues.

                Provision for doubtful accounts.  The BHS acquisition accounted for $10.0 million of the $16.4 million increase in the provision for doubtful accounts.  During the quarter ended September 30, 2003, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.6% from 6.5% during the prior year period.  During the current year quarter we experienced a slight increase in self pay revenues as a percentage of total revenues.  Due to general economic conditions, collecting outstanding self pay accounts has become increasingly difficult.  Additionally, our provision for doubtful accounts has been reduced in historical periods by the effects of greater than expected collections of acquired accounts receivable.  Our provision for doubtful accounts as a percentage of patient service revenues is positively impacted by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  For the quarters ended September 30, 2002 and 2003, we recorded $3.4 million and $7.8 million of charity care revenue deductions, respectively.  Also, the implementation of Proposition 204 in Arizona, which expanded Medicaid coverage to include many previously uninsured patients, countered the increasing rate of self pay revenues to total revenues.

                Depreciation and amortization.  During the quarter ended September 30, 2003, depreciation and amortization related to the BHS acquisition was $4.8 million, while same hospital depreciation and amortization increased by $1.4 million.  As part of our commitment to expand and improve our capital infrastructure, we spent approximately $98.5 million for capital improvements during fiscal 2003, including $26.6 million related to our construction of West Valley Hospital, and an additional $40.4 million during the quarter ended September 30, 2003.  These capital purchases resulted in increased depreciation and amortization during the quarter ended September 30, 2003, compared to the prior year period.

                Interest.  The $3.2 million increase in net interest expense during the quarter ended September 30, 2003 primarily relates to $150.0 million of new term loan borrowings and related loan costs under the amended 2001 credit facility and the issuance of $17.6 million of convertible subordinated notes to fund the BHS acquisition in January 2003.

                Minority interests and other.  Minority interests and other expenses decreased $1.7 million during the quarter ended September 30, 2003, compared to the prior year period.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our consolidated income statements.  Minority interests decreased by $1.2 million during the quarter ended September 30, 2003, as a result of the start-up of the joint venture arrangement at one of our Phoenix hospitals with a large physician group.  Equity method income increased by $0.7 million during the quarter ended September 30, 2003, while gains on asset sales decreased by $0.2 million.

                Income taxes.  The provision for income taxes increased from $1.6 million during the quarter ended September 30, 2002 to $4.2 million for the quarter ended September 30, 2003, an effective tax rate of approximately 40.0%.

                Net income.  Net income increased to $6.3 million during the quarter ended September 30, 2003, from $2.4 million during the prior year period.  The increase relates to increased revenues as described above in excess of increased expenses.  Net income during the quarter ended September 30, 2003, was adversely affected by increases in depreciation and amortization, net interest and income taxes of $6.2 million, $3.2 million and $2.6 million, respectively.  We view these costs as products of our strategic growth initiative.

Liquidity and Capital Resources

                At September 30, 2003, we had working capital of $69.2 million, including cash and cash equivalents of $25.2 million.  Working capital at June 30, 2003 was $37.1 million.  Cash provided by operating activities decreased from $28.0 million during the three months ended September 30, 2002 to $0.4 million during the three months ended September 30, 2003.  The timing of payments of accounts payable, accrued expenses and other liabilities was the primary reason for the period over period decrease in cash from operating activities.

                Cash used in investing activities increased from $10.6 million for the three months ended September 30, 2002 to $37.8 million for the three months ended September 30, 2003.  We increased capital expenditures from $10.1 million for the three months ended September 30, 2002 to $40.4 million for the three months ended September 30, 2003.  We spent approximately $11.1 million related to our construction of West Valley Hospital in metropolitan Phoenix, Arizona during the three months ended September 30, 2003.  We also spent $7.3 million related to other significant hospital expansion projects during the three months ended September 30, 2003.  The funding of our capital expenditures is in part subject to the timing of capital expenditures at the BHS hospitals and Arrowhead Community Hospital and Phoenix Baptist Hospital required as part of the respective purchase agreements for these facilities.  As of September 30, 2003, the Company has funded or committed to fund approximately $83.6 million of its $250.0 million contractual commitment for these hospitals, and the Company expects to fulfill these commitments within the next five years.  The commitments can be satisfied by third party capital expenditures arranged by us.  For example, if we arranged for an unrelated developer to construct a medical office building in the market, such costs would satisfy a portion of our commitment.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Cash provided by financing activities increased from $4.5 million for the three months ended September 30, 2002 to $35.4 million for the three months ended September 30, 2003.  The increase was primarily attributable to proceeds from our borrowing of $35.0 million in revolving loans under the amended 2001 credit facility primarily for the purpose of funding our capital expenditure projects, as described below.

                On January 3, 2003, in connection with our purchase of the health care assets of Baptist Health System in San Antonio, Texas (“BHS”), we expanded our 2001 credit facility by adding a $150.0 million term loan facility to our existing revolving loan facility (“the amended 2001 credit facility”).  We utilized the proceeds of the $150.0 million in term loans to fund a portion of the purchase price paid to BHS.  The revolving loan facility capacity remains at $125.0 million under the amended 2001 credit facility.  Additionally, as part of the BHS purchase price, we issued approximately $17.6 million of our convertible subordinated notes, which provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into our common stock at a $3,500 per share conversion price.  We may not redeem the notes prior to January 1, 2008, and must pay premiums of 102% and 101% for redemptions during the two years subsequent to January 1, 2008, respectively, with redemptions thereafter being available at par.  During September 2003, we borrowed $35.0 million of our then available $99.2 million of revolving loans under the amended 2001 credit facility.  During October 2003, we repaid the $35.0 million of revolving loans.

                As of September 30, 2003, we had 55,194 shares of two series of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  We issued 20,000 shares of our first series of PIK Preferred Stock (“Series A”) on February 1, 2000 in connection with the acquisition of MacNeal Health Services.  We currently intend to issue and record paid-in-kind dividends annually at 8% of the liquidation value of the Series A PIK Preferred Stock until January 31, 2007 and to pay cash dividends annually thereafter until the January 31, 2015 mandatory redemption date applicable to such shares.  The Series A PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.  In connection with our purchase of the health care assets of BHS on January 3, 2003, we issued 30,000 shares of our Series B PIK Preferred Stock with a liquidation value of $1,000 per share.  We currently intend to issue and record paid-in-kind dividends annually at 6.25% of the liquidation value of the Series B PIK Preferred Stock until the dividend period ended December 31, 2010, and to pay cash dividends annually thereafter until the

January 31, 2015 mandatory redemption date applicable to such shares.  The Series B PIK Preferred Stock is convertible to our common stock at any time at a $3,500 per share conversion price.

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

                We believe that working capital on hand, future operating cash flows and the availability of revolving borrowings under our amended 2001 credit facility are sufficient to meet our operating and capital needs for the foreseeable future.  Additionally, certain funds controlled by Morgan Stanley Capital Partners (the “MSCP Funds”) have previously entered into a subscription agreement with us to purchase an additional $273.4 million of our common stock to fund future acquisitions and cash flow needs.  Common stock purchases by the MSCP Funds are subject to several conditions outside the control of the Company, including the approval of MSCP’s internal Investment Committee.   No assurance can be given that any or all of such conditions to additional common stock purchases will be met.  Including the remaining construction costs of West Valley Hospital, we anticipate spending up to $125.0 million on facilities expansion and renovation projects and medical technologies upgrades during the remainder of fiscal 2004, subject to the timing of certain hospital expansion projects.  We expect that funding for these capital projects will require that we draw on our revolving loan facility from time to time during the remainder of fiscal 2004.  We also intend to seek acquisitions that fit our corporate growth strategy.  These acquisitions would require financing in addition to working capital on hand, future cash flows from operations and amounts available under our revolving loan facility.  Management continually assesses its capital needs and may seek additional debt financing, or issue additional equity, as considered necessary to fund potential acquisitions or for other corporate purposes.

                We are subject to certain restrictive and financial covenants under the amended 2001 credit facility including a total leverage ratio, an interest coverage ratio, a senior leverage ratio and capital expenditure restrictions.  At September 30, 2003, we were in compliance with the covenants set forth in the amended 2001 credit facility.  As of the date of this report, letters of credit of $20.8 million are outstanding under the amended 2001 credit facility, which utilize borrowing capacity in like amount under our $125.0 million revolving loan facility.

                We are a party to certain rent shortfall or master lease agreements with certain unconsolidated entities and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business.  We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of September 30, 2003.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$41.5	$84.8	$84.4	$597.6	$808.3
Capital lease obligations	5.2	5.0	0.3	–	10.5
Operating leases	16.4	22.1	13.5	27.9	79.9
Other long-term obligations	2.0	–	–	–	2.0
Purchase obligations	20.2	–	–	–	20.2

Subtotal	$85.3	$111.9	$98.2	$625.5	$920.9

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvement commitments	$34.2	$0.1	$0.5	$10.6	$45.4
Guarantees of surety bonds	5.0	–	–	–	5.0
Letters of credit	–	–	–	25.8	25.8
Capital expenditure commitments	29.2	66.7	70.5	–	166.4
Physician commitments	5.3	–	–	–	5.3
Minimum rent revenue commitments	0.2	0.1	0.1	0.6	1.0

Subtotal	$73.9	$66.9	$71.1	$37.0	$248.9

Total obligations and commitments	$159.2	$178.8	$169.3	$662.5	$1,169.8

                The health care industry is typically not impacted as significantly as most other industries by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending.  However, our hospitals and related outpatient service providers may be indirectly negatively impacted to the extent such economic conditions result in decreased elective procedures performed, decreased reimbursements to us by federal or state governments or managed care payers or increased collection risk of private pay accounts receivable.  Management is not aware of any economic trends that would lead us to believe that we will not be able to remain in compliance with all of our debt covenants and meet all of our required obligations and commitments in the near future.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements.  We base our estimates on historical experience and other information currently available, the results of which form the basis of our estimates and assumptions.  While we believe our estimation processes are reasonable, actual results could differ from those estimates.  The following represent the estimates that we consider most critical to our operating performance and involve the most subjective and complex assumptions and assessments.

                Allowance for Doubtful Accounts.  Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows.  As of September 30, 2003, the allowance for doubtful accounts is approximately 18.9% of the accounts receivable balance net of contractual discounts.  The primary collection risk lies with uninsured patient accounts or patient accounts for which the primary insurance carrier has paid but a patient portion remains outstanding.  We estimate the allowance for doubtful accounts primarily based upon the age of the accounts since patient discharge date.  We continually monitor our accounts receivable balances and use multiple tools to support our estimate of the allowance for doubtful accounts.  These tools include a quarterly hindsight calculation that utilizes write-off data from the previous 12 month period to estimate the current allowance for doubtful accounts, cash collections analyses and other key ratios that consider payer mix and other relevant data.  We do not pursue collection of amounts related to patients that qualify for charity care under our guidelines.  Charity care accounts are deducted from revenues and do not affect the provision for doubtful accounts.  During the quarters ended September 30, 2002 and 2003, we deducted $3.4 million and $7.8 million of charity care from revenues, respectively.  Significant changes in payer mix or business office operations could have a significant impact on our results of operations and cash flows.

                Allowance for Contractual Discounts.  We continue to experience heavy utilization from Medicare and managed care patients.  For the three months ended September 30, 2003, Medicare and managed care revenues accounted for 85% of total gross patient revenues.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost report settlement provisions requiring complex calculations and assumptions subject to interpretation.  The significance of our third party settlement estimates has been exacerbated by a backlog in the review of Medicare cost reports.  These delays hamper our ability to adjust third party settlement estimates in as timely and precise a manner as would be possible otherwise.  We estimate the allowance for contractual discounts on a payer-specific basis given our interpretation of the applicable regulations or contract terms.  Management has invested significant human and information system resources to improve the estimation process.  However, the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

                Insurance Reserves.  Given the nature of our operating environment, we are subject to medical malpractice or workers compensation claims or lawsuits.  Through May 31, 2002, we maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We purchase from third party insurers excess coverage for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of September 30, 2003, our professional and general liability accrual for asserted and unasserted claims was approximately $31.5 million, and is included within accrued expenses and other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets.  For the three months ended September 30, 2003, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $8.8 million.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves.  Medical claims expense as a percentage of revenues decreased to 10.7% for the three months ended September 30, 2003, compared to 14.7% for the prior year period, given the increase in acute services revenues as a result of the BHS acquisition.  As a result of the increased patient enrollment of our health plans, the medical claims reserve has continually increased.  We estimate the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the three months ended September 30, 2003, approximately $6.5 million of health plan payments made to hospitals and other health care entities owned by us for services provided to our enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  During February 2002, we entered into an interest rate swap agreement on a notional amount of $100.0 million of our 9.75% Notes.  The swap agreement effectively converted the 9.75% fixed rate of the notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  Effective August 13, 2002, we terminated the interest rate swap agreement resulting in a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement, all $300.0 million of such notes bore interest at the 9.75% fixed rate.  The fair value of the 9.75% Notes was approximately $321.0 million as of September 30, 2003, based upon quoted market prices.

                In order to fund a portion of the purchase price of the BHS acquisition, we entered into the amended 2001 credit facility.  The $150.0 million in term loans borrowed under the amended 2001 credit facility bear interest at a variable interest rate based upon the LIBOR rate in effect on certain interest reset dates plus an applicable fixed margin.  To mitigate a portion of the interest rate risk for our variable rate debt, in January 2003 we entered into an agreement with Bank of America, N.A. to swap the variable LIBOR rate for a notional amount of $147.0 million of our $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing on July 3, 2003 and ending on July 3, 2004.  During September 2003, we borrowed $35.0 million in revolving loans under the amended 2001 credit facility bearing interest at an initial rate or 6.0% equal to the prime rate of 4.25% plus a margin of 1.75% based on our most recent leverage ratio.  As of the date of this report, we have repaid all $35.0 million of these revolving loans.

                Based upon a hypothetical 1% increase to the current interest rate applicable to the outstanding term loans under our credit facility debt, annualized interest expense for the term loan borrowings would increase by $1.5 million beginning after the termination of our interest rate swap on July 3, 2004.  A hypothetical 1% change in interest rates would not have a material impact on the fair value of our fixed rate convertible subordinated notes.  As of the date of this report, we also have $20.8 million in letters of credit outstanding under the amended 2001 credit facility.

Item 4.    Controls and Procedures.

                Evaluation of Disclosure Controls and Procedures

                As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                Changes in Internal Control Over Financial Reporting

                There was no change in our internal control over financial reporting during our fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.    Exhibits And Reports On Form 8-K.

                (a)           Exhibits

                                3.1           Certificate of Incorporation. (Incorporated by reference from Exhibit 3 to Vanguard’s Current
                                                Report on Form 8-K dated January 14, 2003.)

                                3.2           By-Laws.  (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

                                4.1           Indenture, dated as of July 30, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

                                4.2           First Supplemental Indenture, dated as of September 21, 2001 between Vanguard Health Systems,
                                                Inc., other Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.2 to the
                                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

                                4.3           Second Supplemental Indenture, dated as of October 2, 2001 between Vanguard Health Systems,
                                                Inc., other Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.3 to the
                                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

                                4.4           Amended and Restated Subscription Agreement dated June 1, 2000 between Vanguard Health
                                                Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors.
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

                                4.6           Amended and Restated Shareholders Agreement, dated as of June 1, 2000 among Vanguard
                                                Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders.
                                                (Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on
                                                Form S-1 having Registration No. 333-71934.)

                                4.7           Surviving Shareholders Agreement dated as of June 1, 1998 among Vanguard Health Systems,
                                                Inc., funds controlled by Morgan Stanley Capital Partners and certain holders.  (Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-1 having
                                                Registration No. 333-71934.)

                                4.8           Letter Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors.  (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 having Registration No.
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

                                10.1         Contract Amendments Numbered 02, 03, 04 and 05, each effective October 1, 2003, to
                                                Arizona Health Care Cost Containment System Administration Contract
                                                No. YH04-0001-06 with VHS Phoenix Health Plan.

                                31.1         Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
                                                Section 302 of the Sarbanes-Oxley Act of 2002.

                                31.2         Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
                                                Section 302 of the Sarbanes-Oxley Act of 2002.

                                32.1         Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                                906 of the Sarbanes-Oxley Act of 2002.

                                32.2         Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                                906 of the Sarbanes-Oxley Act of 2002.

                (b)           Reports on Form 8-K

                                During the quarter ended September 30, 2003, the Company filed one report on Form 8-K.  On
                                September 22, 2003, the Company filed a Current Report on Form 8-K reporting, pursuant to
                                Items 9 and 12, that the Company had issued a press release announcing its fourth quarter and fiscal year ended June 30, 2003 operating results and gave certain information about its use of a non-GAAP financial measure, Adjusted EBITDA, in such earnings release and for other purposes;
                                and the Company also furnished as exhibits to such Current Report a copy of such press release as well as some supplementary financial disclosures relating to Regulation G.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 12, 2003                                                                             VANGUARD HEALTH SYSTEMS, INC.

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

INDEX TO EXHIBITS

Exhibit No.             Description

3.1                           Certificate of Incorporation. (Incorporated by reference from Exhibit 3 to Vanguard’s Current
                                Report on Form 8-K dated January 14, 2003.)

3.2                           By-Laws.  (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on
                                Form S-1 having Registration No. 333-71934.)

4.1                           Indenture, dated as of July 30, 2001 between Vanguard Health Systems, Inc., other Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.2                           First Supplemental Indenture, dated as of September 21, 2001 between Vanguard Health Systems,
                                Inc., other Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.2 to the
                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.3                           Second Supplemental Indenture, dated as of October 2, 2001 between Vanguard Health Systems,
                                Inc., other Guarantors and the Trustee.  (Incorporated by reference from Exhibit 4.3 to the
                                Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.4                           Amended and Restated Subscription Agreement dated June 1, 2000 between Vanguard Health
                                Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors.
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

4.6                           Amended and Restated Shareholders Agreement, dated as of June 1, 2000 among Vanguard
                                Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain holders.
                                (Incorporated by reference from Exhibit 4.6 to the Company’s Registration Statement on
                                Form S-1 having Registration No. 333-71934.)

4.7                           Surviving Shareholders Agreement dated as of June 1, 1998 among Vanguard Health Systems,
                                Inc., funds controlled by Morgan Stanley Capital Partners and certain holders.  (Incorporated by reference from Exhibit 4.7 to the Company’s Registration Statement on Form S-1 having
                                Registration No. 333-71934.)

4.8                           Letter Agreement dated as of June 1, 1998 among Vanguard Health Systems, Inc., funds controlled by Morgan Stanley Capital Partners and certain investors.  (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 having Registration No.
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

10.1                         Contract Amendments Numbered 02, 03, 04 and 05, each effective October 1, 2003, to
                                Arizona Health Care Cost Containment System Administration Contract
                                No. YH04-0001-06 with VHS Phoenix Health Plan.

31.1                         Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                         Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002.

32.2                         Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                906 of the Sarbanes-Oxley Act of 2002.