Form 10-Q
period 2003-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2004-02-10
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

          There were 232,800 shares of common stock outstanding as of February 1, 2004 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	(Unaudited) December 31, 2003

ASSETS	(In millions except share and per share amounts)

Current assets:
Cash and cash equivalents	$27.2	$16.4
Accounts receivable, net of allowance for uncollectible accounts of approximately $45.5 and $56.6 at June 30, 2003 and December 31, 2003, respectively	213.9	228.2
Supplies	32.1	32.5
Prepaid expenses and other current assets	25.0	29.9

Total current assets	298.2	307.0
Property, plant and equipment, net of accumulated depreciation	777.2	807.3
Goodwill	100.2	105.6
Intangible assets, net of accumulated amortization	38.6	37.0
Other assets	12.7	12.1

Total assets	$1,226.9	$1,269.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91.7	$94.1
Accrued health claims	33.5	42.2
Accrued interest	16.1	14.4
Other accrued expenses and current liabilities	111.5	95.8
Current maturities of long-term debt	8.3	5.7

Total current liabilities	261.1	252.2
Other liabilities	62.6	81.0
Long-term debt, less current maturities	471.1	487.0
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 25,194 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2003 and December 31, 2003, and 30,000 shares of Series B Payable-in-Kind Preferred Stock issued and outstanding at June 30, 2003 and December 31, 2003, at redemption value	57.0	58.9
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	–	–
Common Stock; $.01 par value, 600,000 shares authorized, 232,713 and 232,800 shares issued and outstanding at June 30, 2003 and December 31, 2003, respectively	–	–
Additional paid-in capital	352.5	350.8
Accumulated other comprehensive loss	(0.6)	(0.2)
Retained earnings	23.2	39.3

Total stockholders’ equity	375.1	389.9

Total liabilities and stockholders’ equity	$1,226.9	$1,269.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003

	(In millions)

Patient service revenues	$213.9	$364.0	$427.3	$715.0
Premium revenues	53.4	78.0	107.9	136.9

Total revenues	267.3	442.0	535.2	851.9

Costs and Expenses:
Salaries and benefits	113.0	182.8	227.0	359.0
Supplies	34.8	68.5	71.4	133.8
Medical claims expense	38.9	57.0	78.4	100.9
Purchased services	18.0	22.1	35.1	44.7
Provision for doubtful accounts	13.7	30.0	27.6	60.3
Insurance	6.3	9.5	12.6	18.8
Other operating expenses	17.1	25.3	34.0	47.0
Rents and leases	3.7	5.7	7.5	11.1
Depreciation and amortization	10.2	15.9	19.1	31.0
Interest, net	7.3	10.9	14.5	21.3
Other	(0.1)	(1.8)	(0.4)	(2.6)

Income before income taxes	4.4	16.1	8.4	26.6
Income tax expense	1.8	6.3	3.4	10.5

Net income	2.6	9.8	5.0	16.1
Preferred stock dividends	(0.5)	(0.9)	(1.0)	(1.9)

Net income attributable to common stockholders	$2.1	$8.9	$4.0	$14.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,

	2002	2003

	(In millions)
Operating activities:
Net income	$5.0	$16.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.1	31.0
Provision for doubtful accounts	27.6	60.3
Amortization of loan costs	0.7	0.9
(Gain) loss on sale of assets	(0.2)	(0.8)
Changes in operating assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(21.9)	(74.6)
Supplies	(1.2)	(0.4)
Prepaid expenses and other current assets	12.7	(6.1)
Accounts payable	(6.5)	2.3
Accrued expenses and other current liabilities	1.2	5.3
Other liabilities	8.2	16.4

Net cash provided by operating activities	44.7	50.4

Investing activities:
Acquisitions including working capital settlement payments	(1.6)	(12.3)
Capital expenditures	(30.0)	(70.9)
Proceeds from asset dispositions	0.5	6.2
Other	1.4	0.3

Net cash used in investing activities	(29.7)	(76.7)

Financing activities:
Proceeds from long-term debt	–	104.0
Payments of long-term debt and capital leases	(1.9)	(90.6)
Proceeds from termination of swap agreement	5.5	–
Proceeds from joint venture contributions	–	2.0
Exercise of stock options	–	0.1
Proceeds from common stock and PIK preferred stock issuances	0.9	–

Net cash provided by financing activities	4.5	15.5

Net increase (decrease) in cash and cash equivalents	19.5	(10.8)
Cash and cash equivalents, beginning of period	55.4	27.2

Cash and cash equivalents, end of period	$74.9	$16.4

Net cash paid for interest	$13.0	$22.3

Net cash paid (received) for income taxes	$(0.1)	$1.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003
(Unaudited)

1.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of December 31, 2003 and for the three months and six months then ended include the accounts of Vanguard Health Systems, Inc. (the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

                As of December 31, 2003, the Company owned 16 hospitals with a total of 3,784 licensed beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; metropolitan Chicago, Illinois; and metropolitan San Antonio, Texas markets.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 99,000 members in Arizona as of December 31, 2003; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 50,000 member lives in metropolitan Chicago, Illinois as of December 31, 2003.

                Certain prior year amounts have been reclassified to conform to current year presentation.  The majority of the Company’s expenses are “cost of revenue” items.

2.             ADOPTION OF ACCOUNTING PRONOUNCEMENTS

                The Company sponsors four stock option plans.  Prior to July 1, 2003, the Company accounted for stock-based employee compensation in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  During the six months ended December 31, 2002, the Company recognized no compensation expense related to outstanding stock options as each of those stock options had an exercise price equal to the fair market value of the underlying common stock on the date of grant, were not exercisable until the occurrence of a future contingent event or had already been recognized as compensation expense in a previous period.  Effective July 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  The Company elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value.  During the six months ended December 31, 2003, the Company recorded non-cash stock compensation of approximately $33,000 for stock options granted during the period.

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

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003

Net income	$2.6	$9.8	$5.0	$16.1
Pro forma compensation expense from stock options, net of taxes	(0.4)	(0.5)	(0.9)	(1.0)

Pro forma net income	$2.2	$9.3	$4.1	$15.1

                The Company used the following weighted average assumptions to estimate the non-cash stock compensation expense for the three months and six months ended December 31, 2003:  risk-free interest rate of 4.1%; dividend yield of 0.0%; and expected option life of 10 years.  The Company used the following weighted average assumptions to calculate the pro forma information presented above for the three months and six months ended December 31, 2002 and 2003, respectively:  risk-free interest rate of 5.5% and 5.2%, respectively; dividend yield of 0.0%; and expected option life of 10 years.

3.             ACQUISITIONS

Fiscal 2003 Acquisition

                On January 3, 2003, but effective January 1, 2003, the Company, through a majority-owned subsidiary, acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in San Antonio, Texas, and surrounding areas of south Texas from Baptist Health System (“BHS”), a Texas not-for-profit corporation.  The purchase price of the net assets acquired was $306.1 million, comprised of cash of $258.5 million, $30.0 million of the Company’s Series B payable-in-kind redeemable convertible preferred stock and approximately $17.6 million of the Company’s convertible subordinated notes due 2013 bearing interest at 8.18% per annum.  The Company funded the cash portion of the purchase price with $150.0 million of term loan borrowings under the amended 2001 credit facility, $50.0 million from private sales of its common stock and cash on hand of $58.5 million.  The total purchase price included $12.3 million of payments made during the second quarter of fiscal 2004 to settle acquired working capital adjustments and other acquisition obligations.  The BHS acquisition was accounted for using the purchase method of accounting.  The results of operations of BHS are included in the accompanying condensed consolidated income statements for the three months and six months ended December 31, 2003.

                The purchase price for the fiscal 2003 acquisition was allocated as follows (in millions).

BHS

Fair value of assets acquired:
Cash	$–
Accounts receivable, net	50.7
Other current assets	18.6
Property, plant and equipment	255.1
Other assets	9.0
Goodwill and intangible assets	30.5

Assets acquired	363.9
Liabilities assumed	57.8

Purchase price of net assets acquired	306.1
Payable-In-Kind Preferred Stock issued	30.0
Subordinated notes issued	17.6

Cash paid for net assets acquired	$258.5

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

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003

Revenues	$393.5	$442.0	$770.0	$851.9

Income (loss) before income taxes	1.7	16.1	(2.2)	26.6
Income tax expense (benefit)	0.8	6.3	(0.7)	10.5

Net income (loss)	$0.9	$9.8	$(1.5)	$16.1

4.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2003 (in millions).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2003	December 31, 2003	June 30, 2003	December 31, 2003
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$17.2	$17.2	$2.7	$3.6
Contracts	7.9	7.9	2.4	2.9
Customer lists	2.3	2.3	2.3	2.3
Other	3.8	3.8	1.5	1.7

Subtotal	31.2	31.2	8.9	10.5
Indefinite-lived intangible assets:
License and accreditation	9.8	9.8	–	–
Other	6.5	6.5	–	–

Subtotal	16.3	16.3	–	–

Total	$47.5	$47.5	$8.9	$10.5

                Changes in the carrying amount of goodwill from June 30, 2003 to December 31, 2003 follows (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2003	$91.5	$8.7	$100.2
Settlement of working capital and other acquired obligations	9.5	–	9.5
Adjustments to record net assets acquired to fair value	(4.1)	–	(4.1)

Balance as of December 31, 2003	$96.9	$8.7	$105.6

5.             FINANCING ARRANGEMENTS

                A summary of the Company’s long-term debt as of June 30, 2003 and December 31, 2003 follows (in millions):

	June 30, 2003	December 31, 2003

9.75% Senior Subordinated Notes	$300.0	$300.0
Term loans payable under the amended 2001 credit facility	149.3	148.1
Revolving loans payable under the amended 2001 credit facility	–	19.0
8.18% Convertible Subordinated Notes	17.6	17.6
Capital leases	10.4	8.0
Other	2.1	–

	479.4	492.7
Less: current maturities	(8.3)	(5.7)

	$471.1	$487.0

9.75% Senior Subordinated Notes

                On July 30, 2001, the Company received gross proceeds of $300.0 million through the issuance of its 9.75% Senior Subordinated Notes (the “9.75% Notes”) which mature in August 2011.  Interest on the 9.75% Notes is payable semi-annually on February 1 and August 1.  The Company may redeem the 9.75% Notes, in whole or in part, at any time from August 1, 2006 to July 31, 2009 at redemption prices ranging from 104.875% to 101.625%, plus accrued and unpaid interest.  The Company may redeem the 9.75% Notes on or after August 1, 2009 at a 100% redemption price plus accrued and unpaid interest.  Additionally, at any time prior to August 1, 2004, the Company may redeem up to 35% of the principal amount of the 9.75% Notes with the net cash proceeds of one or more sales of its capital stock at a redemption price of 109.75% plus accrued and unpaid interest to the redemption date; provided that at least 65% of the aggregate principal amount of the 9.75% Notes originally issued on July 30, 2001 remains outstanding after each such redemption and notice of any such redemption is mailed within 90 days of each such sale of capital stock.

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

                Upon the acquisition of BHS in January 2003, the Company expanded its 2001 credit facility by adding a $150.0 million term loan facility to its existing $125.0 million revolving loan facility (the “amended 2001 credit facility”).  The

Company utilized proceeds from the $150.0 million in term loans to fund a portion of the cash purchase price of the BHS acquisition.  The interest rate of the term loans is either: 1) LIBOR plus a margin of 4.25% or 2) a base rate plus a margin of 3.25%.  The outstanding term loans mature on January 3, 2010, and principal repayments of $375,000 are due at the end of each quarter starting on March 31, 2003 through December 31, 2008, after which four quarterly repayments of $35,250,000 are due starting on March 31, 2009 up to the maturity date.  The amended 2001 credit facility no longer contemplates any specified amount of additional term loans to the Company under the facility and, in addition, the facility now requires the approval of the existing lenders representing two-thirds of the then outstanding term loans and revolving loan commitments for the issuance of additional term loans under this facility.  As of December 31, 2003, the Company had $19.0 million of outstanding revolving loans under its amended 2001 credit facility primarily to fund its capital expenditure projects.  The interest rate applicable to the outstanding revolving loans was 5.75% (4.0% prime rate plus 1.75% margin based on the Company’s most recent leverage ratio) as of December 31, 2003.  The Company also had outstanding letters of credit of $20.8 million.  A portion of the outstanding letters of credit related to a performance guaranty required by the contract between AHCCCS and Phoenix Health Plan, which is owned by a subsidiary of the Company, while the remainder is related to the Company’s workers’ compensation program.  The Company is subject to certain restrictive and financial covenants under the amended 2001 credit facility.  The Company was in compliance with all such covenants as of December 31, 2003.

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

8.18% Convertible Subordinated Notes

                Upon the acquisition of BHS in January 2003, the Company issued to the seller approximately $17.6 million of its convertible subordinated notes that provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into the Company’s common stock at a $3,500 per share conversion price.  The Company may not redeem the notes prior to January 1, 2008, and must pay redemption prices of 102% for redemptions during the first year subsequent to January 1, 2008, and 101% for redemptions during the second year subsequent to January 1, 2008, with redemptions thereafter available at par.  Payment of the principal and interest of the 8.18% Convertible Subordinated Notes is subordinate to amounts owed for existing and future senior indebtedness of the Company.

Derivatives

                On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement was scheduled to mature upon the maturity or redemption of the 9.75% Notes but was terminable by either party at any time.  The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualified as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  On August 13, 2002, the Company terminated the swap agreement resulting in a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million portion of the payment was recorded as a deferred gain and will be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.  The unamortized deferred gain is included in other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2003.

                On January 17, 2003, the Company entered into an agreement with Bank of America, N.A. to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of its $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing July 3, 2003 and ending July 3, 2004.  The swap agreement qualifies as a cash flow hedge under SFAS 133, and the Company has elected the shortcut method of accounting due to the highly effective nature of the swap.  The fair market value of the swap agreement as of December 31, 2003, was a liability of $0.2 million, net of taxes, and is included in other accrued expenses and current liabilities with an offsetting adjustment to accumulated other comprehensive loss on the accompanying condensed consolidated balance sheet as of December 31, 2003.

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

                In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation of ARB No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities.  Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity.  Application of Interpretation No. 46 is required for periods ending after December 15, 2003, for public entities with interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities.  Application by public entities for all other types of variable interest entities is required for periods ending after March 15, 2004.  Application by non-public entities to all types of variable interest entities is required at various dates in 2004 and 2005.  The Company does not expect Interpretation No. 46 to have a significant impact on its future results of operations or cash flows.

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

7.             SEGMENT INFORMATION

                The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in Chicago, and Phoenix Health Plan, a Medicaid managed health plan operating solely in Arizona.

                The following tables provide condensed financial information by business segment for the three months and six months ended December 31, 2002 and 2003, respectively, including a reconciliation of Segment EBITDA to income before income taxes (in millions).

	Three months ended December 31, 2002				Three months ended December 31, 2003

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$213.9	$–	$213.9	$–	$364.0	$–	$364.0
Premium revenues	53.4	–	–	53.4	78.0	–	–	78.0
Inter-segment revenues	–	6.6	(6.6)	–	–	6.9	(6.9)	–

Total revenues	53.4	220.5	(6.6)	267.3	78.0	370.9	(6.9)	442.0

Operating expenses - external	43.2	202.1	–	245.3	64.1	337.8	–	401.9
Operating expenses - inter-segment	6.6	–	(6.6)	–	6.9	–	(6.9)	–

Total operating expenses	49.8	202.1	(6.6)	245.3	71.0	337.8	(6.9)	401.9

Segment EBITDA(1)	3.6	18.4	–	22.0	7.0	33.1	–	40.1

Less:
Depreciation and amortization	0.4	9.8	–	10.2	0.5	15.4	–	15.9
Interest, net	(0.5)	7.8	–	7.3	0.5	10.4	–	10.9
Minority interests	–	0.2	–	0.2	–	(1.0)	–	(1.0)
Equity method loss (income)	–	(0.1)	–	(0.1)	–	(1.0)		(1.0)
Loss (gain) on sale of assets	–	–	–	–	–	(0.8)	–	(0.8)

Income before income taxes	$3.7	$0.7	$–	$4.4	$6.0	$10.1	$–	$16.1

	Six months ended December 31, 2002				Six months ended December 31, 2003

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$427.3	$–	$427.3	$–	$715.0	$–	$715.0
Premium revenues	107.9	–	–	107.9	136.9	–	–	136.9
Inter-segment revenues	–	13.4	(13.4)	–	–	13.4	(13.4)	–

Total revenues	107.9	440.7	(13.4)	535.2	136.9	728.4	(13.4)	851.9

Operating expenses - external	87.2	405.9	–	493.1	113.3	664.2	–	777.5
Operating expenses - inter-segment	13.4	–	(13.4)	–	13.4	–	(13.4)	–

Total operating expenses	100.6	405.9	(13.4)	493.1	126.7	664.2	(13.4)	777.5

Segment EBITDA(1)	7.3	34.8	–	42.1	10.2	64.2	–	74.4

Less:
Depreciation and amortization	0.8	18.3	–	19.1	1.0	30.0	–	31.0
Interest, net	(0.8)	15.3	–	14.5	1.1	20.2	–	21.3
Minority interests	–	0.5	–	0.5	–	(1.9)	–	(1.9)
Equity method loss (income)	–	(0.2)	–	(0.2)	–	(1.8)	–	(1.8)
Loss (gain) on sale of assets	–	(0.2)	–	(0.2)	–	(0.8)	–	(0.8)

Income before income taxes	$7.3	$1.1	$–	$8.4	$8.1	$18.5	$–	$26.6

Segment assets	$49.8	$811.6		$861.4	$28.6	$1,240.4		$1,269.0

Capital expenditures	$–	$30.0		$30.0	$0.4	$70.5		$70.9

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

Capital Expenditure Commitments

                The Company has committed to make capital expenditures of $200.0 million in the acquisition agreement related to its purchase of the BHS assets and $50.0 million in the acquisition agreement related to its purchase of Phoenix Baptist Hospital and Arrowhead Community Hospital.  As of December 31, 2003, the remaining commitment under the BHS purchase agreement was $144.4 million while the remaining aggregate commitment under the Phoenix Baptist Hospital and Arrowhead Community Hospital agreement was approximately $8.1 million.  The commitments may be satisfied by third parties on behalf of the Company, including construction of medical office buildings by unrelated developers.  Aside from commitments under acquisition agreements, the Company also estimates a remaining commitment of $5.1 million related to the construction of West Valley Hospital in metropolitan Phoenix, Arizona and $36.0 million to complete in-process capital projects at other hospitals.

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

Net Revenue

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  As of December 31, 2003, the Company had 6 unfiled Medicare cost reports relating to Medicare fiscal year-end 2003.  Net adjustments to third party settlements resulted in increases to income before income taxes of $1.0 million and $0 for the three months ended December 31, 2002 and 2003, respectively, and $2.5 million and $4.4 million for the six months ended December 31, 2002 and 2003, respectively.  The Company recorded $3.3 million and $9.2 million of charity care revenue deductions during the three months ended December 31, 2002 and 2003, respectively, and $6.7 million and $17.0 million of charity care revenue deductions during the six months ended December 31, 2002 and 2003, respectively.

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

Professional and General Liability Risks

                As is typical in the health care industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  Through May 31, 2002, the Company maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  Due to the limited availability of carriers willing to underwrite professional and general liability coverage and unfavorable premium quotes received, effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage with third party insurers for individual claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  The captive insurance subsidiary intends to fund claims costs from proceeds of premium payments received from the

Company.  The current industry environment appears to indicate an increase in the quantity and severity of professional liability claims.  This environment has led to increased costs for professional liability premiums, including reinsurance premiums, which the Company expects to continue for the foreseeable future.  Also, the Company is exposed to increased payments to malpractice claimants in the event physicians practicing at the Company’s hospitals are unable to obtain adequate malpractice insurance.  As the Company’s period of ownership of its hospitals lengthens, management expects the Company’s professional liability claims payments to increase.

Guarantees

                The Company currently guarantees minimum rent revenues to the developers and managers of two medical office buildings located on the campuses of two of its hospitals through rental shortfall arrangements.  The Company may also from time to time enter into parent-subsidiary guarantee arrangements in the ordinary course of operating its business.  The Company does not expect payments under any of these arrangements to have a significant impact on the Company’s future results of operations or cash flows.

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $15.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of December 31, 2003, the Company maintained this performance guarantee in the form of surety bonds totaling $10.0 million with independent third party insurers that expire on September 30, 2004 and a letter of credit issued to AHCCCS in the amount of $5.0 million.  The Company also was required to arrange for a $1.0 million letter of credit to collateralize its $10.0 million in surety bonds with the third party insurers.

9.             COMPREHENSIVE INCOME

                The components of comprehensive income, net of related taxes, are as follows (in millions).

	Six months ended December 31,
	2002	2003

Net income	$5.0	$16.1

Other comprehensive loss related to fair value of interest rate swap	–	(0.2)

Comprehensive income	$5.0	$15.9

10.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the 9.75% Notes on an unsecured senior subordinated basis.  Certain other consolidated entities that are not wholly owned by the Company have not guaranteed the 9.75% Notes in conformity with the provisions of the indenture governing the 9.75% Notes and have also not guaranteed the amended 2001 credit facility in conformity with the provisions thereof.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2003 and December 31, 2003 and for the three months and six months ended December 31, 2002 and 2003, follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$–	$(1.2)	$17.6	$–	$16.4
Accounts receivable, net	–	205.4	22.8	–	228.2
Supplies	–	28.9	3.6	–	32.5
Prepaid expenses and other current assets	8.0	12.7	11.0	(1.8)	29.9

Total current assets	8.0	245.8	55.0	(1.8)	307.0

Property, plant and equipment, net	–	745.9	61.4	–	807.3
Goodwill	–	105.3	0.3	–	105.6
Intangible assets, net	–	35.7	1.3	–	37.0
Investments in subsidiaries	408.8	–	–	(408.8)	–
Other assets	–	12.1	14.5	(14.5)	12.1

Total assets	$416.8	$1,144.8	$132.5	$(425.1)	$1,269.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$87.2	$6.9	$–	$94.1
Accrued expenses and other current liabilities	0.4	143.6	10.9	(2.5)	152.4
Current maturities of long-term debt	–	4.5	1.2	–	5.7

Total current liabilities	0.4	235.3	19.0	(2.5)	252.2

Other liabilities	28.0	24.3	36.7	(8.0)	81.0
Long-term debt, less current maturities	–	485.6	1.4	–	487.0
Intercompany	(60.4)	(48.1)	52.1	56.4	–
Payable-In-Kind Preferred Stock	58.9	–	–	–	58.9
Stockholders’ equity	389.9	447.7	23.3	(471.0)	389.9

Total liabilities and stockholders’ equity	$416.8	$1,144.8	$132.5	$(425.1)	$1,269.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended December 31, 2002
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$185.1	$28.8	$–	$213.9
Premium revenues	–	53.4	3.7	(3.7)	53.4

Total revenues	–	238.5	32.5	(3.7)	267.3

Salaries and benefits	–	99.7	13.3	–	113.0
Supplies	–	29.5	5.3	–	34.8
Medical claims expense	–	38.9	–	–	38.9
Purchased services	–	16.0	2.0	–	18.0
Provision for doubtful accounts	–	11.7	2.0	–	13.7
Insurance	–	5.1	4.9	(3.7)	6.3
Other operating expenses	–	15.2	1.9	–	17.1
Rents and leases	–	3.3	0.4	–	3.7
Depreciation and amortization	–	9.6	0.6	–	10.2
Interest, net	–	6.4	0.9	–	7.3
Management fees	–	(0.1)	0.1	–	–
Other	–	(0.1)	–	–	(0.1)

Total costs and expenses	–	235.2	31.4	(3.7)	262.9

Income before income taxes	–	3.3	1.1	–	4.4
Income tax expense	1.8	–	–	–	1.8
Equity in earnings of subsidiaries	4.4	–	–	(4.4)	–

Net income	$2.6	$3.3	$1.1	(4.4)	$2.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended December 31, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$327.9	$36.1	$–	$364.0
Premium revenues	–	78.0	4.8	(4.8)	78.0

Total revenues	–	405.9	40.9	(4.8)	442.0

Salaries and benefits	–	165.5	17.3	–	182.8
Supplies	–	62.8	5.7	–	68.5
Medical claims expense	–	57.0	–	–	57.0
Purchased services	–	18.5	3.6	–	22.1
Provision for doubtful accounts	–	26.8	3.2	–	30.0
Insurance	–	7.6	6.7	(4.8)	9.5
Other operating expenses	–	22.0	3.3	–	25.3
Rents and leases	–	4.9	0.8	–	5.7
Depreciation and amortization	–	14.7	1.2	–	15.9
Interest, net	–	10.2	0.7	–	10.9
Management fees	–	(0.8)	0.8	–	–
Other	–	(1.8)	–	–	(1.8)

Total costs and expenses	–	387.4	43.3	(4.8)	425.9

Income (loss) before income taxes	–	18.5	(2.4)	–	16.1
Income tax expense	6.3	–	–	–	6.3
Equity in earnings of subsidiaries	16.1	–	–	(16.1)	–

Net income (loss)	$9.8	$18.5	$(2.4)	$(16.1)	$9.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2002
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$369.0	$58.3	$–	$427.3
Premium revenues	–	107.9	7.6	(7.6)	107.9

Total revenues	–	476.9	65.9	(7.6)	535.2

Salaries and benefits	–	199.7	27.3	–	227.0
Supplies	–	60.7	10.7	–	71.4
Medical claims expense	–	78.4	–	–	78.4
Purchased services	–	31.4	3.7	–	35.1
Provision for doubtful accounts	–	23.9	3.7	–	27.6
Other operating expenses	–	8.7	3.9	–	12.6
Insurance	–	31.8	9.8	(7.6)	34.0
Rents and leases	–	6.6	0.9	–	7.5
Depreciation and amortization	–	17.8	1.3	–	19.1
Interest, net	–	13.6	0.9	–	14.5
Management fees	–	(1.2)	1.2	–	–
Other	–	(0.4)	–	–	(0.4)

Total costs and expenses	–	471.0	63.4	(7.6)	526.8

Income before income taxes	–	5.9	2.5	–	8.4
Income tax expense	3.4	–	–	–	3.4
Equity in earnings of subsidiaries	8.4	–	–	(8.4)	–

Net income	$5.0	$5.9	$2.5	$(8.4)	$5.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$642.1	$72.9	$–	$715.0
Premium revenues	–	136.5	9.6	(9.2)	136.9

Total revenues	–	778.6	82.5	(9.2)	851.9

Salaries and benefits	–	324.0	35.0	–	359.0
Supplies	–	122.1	11.7	–	133.8
Medical claims expense	–	100.9	–	–	100.9
Purchased services	–	37.7	7.0	–	44.7
Provision for doubtful accounts	–	53.5	6.8	–	60.3
Insurance	–	14.6	13.4	(9.2)	18.8
Other operating expenses	–	39.9	7.1	–	47.0
Rents and leases	–	9.7	1.4	–	11.1
Depreciation and amortization	–	28.7	2.3	–	31.0
Interest, net	–	19.3	2.0	–	21.3
Management fees	–	(1.5)	1.5	–	–
Other	–	(2.6)	–	–	(2.6)

Total costs and expenses	–	746.3	88.2	(9.2)	825.3

Income (loss) before income taxes	–	32.3	(5.7)	–	26.6
Income tax expense	10.5	–	–	–	10.5
Equity in earnings of subsidiaries	26.6	–	–	(26.6)	–

Net income (loss)	$16.1	$32.3	$(5.7)	$(26.6)	$16.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2002
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income	$5.0	$5.9	$2.5	$(8.4)	$5.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	–	17.8	1.3	–	19.1
Provision for doubtful accounts	–	23.9	3.7	–	27.6
Amortization of loan costs	–	0.7	–	–	0.7
Loss (gain) on sale of assets	–	(0.2)	–	–	(0.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(8.4)	–	–	8.4	–
Accounts receivable	–	(23.0)	1.1	–	(21.9)
Supplies	–	(1.0)	(0.2)	–	(1.2)
Prepaid expenses and other current assets	–	11.6	1.1	–	12.7
Accounts payable	–	(1.2)	(5.3)	–	(6.5)
Accrued expenses and other current liabilities	1.0	(5.1)	5.3	–	1.2
Other liabilities	4.5	3.9	(0.2)	–	8.2

Net cash provided by operating activities	2.1	33.3	9.3	–	44.7
Investing activities:
Acquisitions, including working capital settlement payments	–	(1.6)	–	–	(1.6)
Capital expenditures	–	(23.5)	(6.5)	–	(30.0)
Proceeds from asset sales	–	0.5	–	–	0.5
Other	–	1.4	–	–	1.4

Net cash used in investing activities	–	(23.2)	(6.5)	–	(29.7)
Financing activities:
Proceeds from long-term debt	–	–	–	–	–
Payments of long-term debt and capital leases	–	(1.5)	(0.4)	–	(1.9)
Cash provided by intercompany activity	(2.1)	1.2	0.9	–	–
Proceeds from termination of swap agreement	–	5.5	–	–	5.5
Proceeds from common stock and PIK preferred stock issuances	–	0.9	–	–	0.9

Net cash provided by (used in) financing activities	(2.1)	6.1	0.5	–	4.5

Net increase in cash and cash equivalents	–	16.2	3.3	–	19.5
Cash and cash equivalents, beginning of period	–	56.3	(0.9)	–	55.4

Cash and cash equivalents, end of period	$–	$72.5	$2.4	$–	$74.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$16.1	$32.3	$(5.7)	$(26.6)	$16.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	28.7	2.3	–	31.0
Provision for doubtful accounts	–	53.5	6.8	–	60.3
Amortization of loan costs	–	0.9	–	–	0.9
Loss (gain) on sale of assets	–	(0.8)	–	–	(0.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(26.6)	–	–	26.6	–
Accounts receivable	–	(73.6)	(1.0)	–	(74.6)
Supplies	–	(0.1)	(0.3)	–	(0.4)
Prepaid expenses and other current assets	(8.0)	(8.2)	10.1	–	(6.1)
Accounts payable	–	4.4	(2.1)	–	2.3
Accrued expenses and other current liabilities	(2.8)	12.3	(4.2)	–	5.3
Other liabilities	17.8	(3.8)	2.4	–	16.4

Net cash provided by (used in) operating activities	(3.5)	45.6	8.3	–	50.4
Investing activities:
Acquisitions, including working capital settlement payments	–	(12.3)	–	–	(12.3)
Capital expenditures	–	(66.9)	(4.0)	–	(70.9)
Proceeds from asset dispositions	–	6.2	–	–	6.2
Other	–	4.6	(4.3)	–	0.3

Net cash used in investing activities	–	(68.4)	(8.3)	–	(76.7)
Financing activities:
Proceeds from long-term debt	–	104.0	–	–	104.0
Payments of long-term debt and capital leases	–	(87.8)	(2.8)	–	(90.6)
Proceeds from joint venture partner contributions	–	2.0	–	–	2.0
Exercise of stock options	–	0.1	–	–	0.1
Cash provided by (used in) intercompany activity	3.5	(17.9)	14.4	–	–

Net cash provided by financing activities	3.5	0.4	11.6	–	15.5

Net increase (decrease) in cash and cash equivalents	–	(22.4)	11.6	–	(10.8)
Cash and cash equivalents, beginning of period	–	21.2	6.0	–	27.2

Cash and cash equivalents, end of period	$–	$(1.2)	$17.6	$–	$16.4

11.          Subsequent Events

                During January 2004, the Company repaid all $19.0 million in outstanding revolving loans under the amended 2001 credit facility.  Subsequent to this repayment, the Company borrowed $25.0 million, net of repayments, under the revolving loan facility of the amended 2001 credit facility.

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

                •  Potential federal or state reform of health care

                •  Future governmental investigations

                •  Costs associated with newly effective HIPAA regulations and other management information systems integrations

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

Overview

                As of December 31, 2003, we owned and operated 16 hospitals with a total of 3,784 licensed beds, and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, Chicago, Illinois, San Antonio, Texas, and Los Angeles/Orange County, California markets.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan, which serves approximately 99,000 members in Arizona; and MacNeal Health Providers, which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 50,000 member lives in metropolitan Chicago, Illinois.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically on those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

                We have implemented multiple operating strategies to achieve our objective of providing high-quality, cost-effective health care services in the communities we serve.  These strategies include quality control, expansion of services, partnering with physicians and health care professionals and identifying growing geographic areas in need of our services for expansion or acquisition opportunities.  If we achieve these strategies, we will realize the patient volume and revenue growth that is key to our operating performance.  We must also identify and manage the risks associated with our growth strategies including acquisition risks, payer reimbursement risks, case and resource management risks and competition.   Recent trends that management will continue to monitor and address include increased bad debts arising from an increase in self-pay accounts receivable, newly enacted Medicare regulations, expanded charity care programs, potential state Medicaid funding cuts, rising professional liability costs, nurse staffing issues and potential impairment issues related to one of our Phoenix hospitals.  The following paragraphs more fully describe the strategies, risks and trends mentioned above.

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

•

Expanding the spectrum of health care services provided by our facilities.  We believe that a key factor in increasing patient volume is to provide the communities we serve a comprehensive medical solution.  This strategy requires effective recruiting and retention programs for general practitioners and specialists and maintaining quality nursing support as well as a commitment to capital projects to maintain and upgrade our existing facility framework and to expand facilities and services where necessary to meet the health care needs of the communities we serve.  Also, we believe completing strategic acquisitions to achieve in-market and new market growth will allow us to better serve our patients while improving our operating performance.  Our facility expansion strategies include constructing new facilities in underserved areas of our markets, as demonstrated by our construction of West Valley Hospital in western metropolitan Phoenix.

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

•

Identifying geographic markets that provide a strategic fit with the Company’s goals and objectives and leveraging population growth in existing markets.  We expect to continue pursuing acquisition activities in markets where we can obtain significant market share and capture additional business from the aging U.S. population.  According to the U.S. Census Bureau there are approximately 35 million Americans aged 65 or older in the United States today, comprising approximately 13% of the total U.S. population.  By the year 2030 the number of these elderly persons is expected to climb to 69 million, or 20% of the total population.  We believe our initiatives will position us to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets and improving market share in existing markets provide opportunities to expand services to those communities, provide flexibility in negotiations with managed care and other third party payers and strengthen recruiting initiatives.

Although we expect the above initiatives to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  For the six months ended December 31, 2003, managed care (including Medicare and Medicaid managed care plans), Medicare and Medicaid payers accounted for 46%, 30% and 7% of patient service revenues, respectively.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the health care services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to achieve increased reimbursement arrangements while maintaining patient volume.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare DRG payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the six months ended December 31, 2003, 63% of total surgeries performed in our facilities were outpatient surgeries.  Outpatient revenues as a percentage of total gross patient revenues were 33% and 35% for the six months ended December 31, 2002 and 2003, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which supports increased inpatient days and surgeries.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

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

Impact of Acquisitions

                Acquiring acute care hospitals in urban and suburban markets that fit our strategic objectives is a key part of our business strategy.  Since we have grown most years through acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.  In addition, we own a relatively small number of hospitals that can cause an individual acquisition to have a material effect on our overall operating performance.  When we acquire a hospital, we generally implement a number of measures to lower costs and may also make significant investments in the facility to expand services, strengthen the medical staff and improve our overall market position.  The effects of these initiatives are not generally realized immediately.  Therefore, the financial performance of a newly acquired hospital may adversely affect our overall performance in the short term.

                On January 3, 2003, but effective January 1, 2003, we acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in and around San Antonio, Texas, from Baptist Health System (“BHS”).  The BHS acquisition purchase price was $306.1 million, comprised of cash of $258.5 million, $30.0 million of our Series B payable-in-kind preferred redeemable preferred stock and approximately $17.6 million of our convertible subordinated notes due 2013 bearing interest at 8.18% per annum.  The total purchase price included $12.3 million of payments made during the second quarter of fiscal 2004 to settle acquired working capital adjustments and other acquisition obligations.  We funded the cash portion of the purchase price with $150.0 million of term loan borrowings under our amended 2001 credit facility, $50.0 million from private sales of our common stock and $58.5 million of cash on hand.  The operations of BHS are included in the condensed consolidated income statement for the six months ended December 31, 2003.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the first half of fiscal 2004, we experienced a 68.0% increase in discharges and a 63.8% increase in hospital adjusted discharges compared to the same period in fiscal 2003, primarily due to the acquisition of BHS in January 2003.  On a same hospital basis, discharges and adjusted discharges-hospitals increased 1.1% and 4.1%, respectively, during the first half of fiscal 2004 compared to the same period in fiscal 2003.  The same hospital comparisons include the effects of the opening of West Valley Hospital in Goodyear, Arizona, during September 2003, as this hospital replaced our freestanding emergency center in that geographic area.  The following table provides details of discharges by payer for the three months and six months ended December 31, 2003 compared to the same periods ended December 31, 2002.

	Three months ended December 31,		Six months ended December 31,
	2002	2003	2002	2003

Medicare	5,711	11,264	11,280	21,840
Medicaid	3,027	3,895	5,966	8,179
Managed care	12,139	19,933	24,427	39,323
Self pay	315	1,296	644	2,328
Other	412	465	864	892

Total	21,604	36,853	43,181	72,562

                We attribute the same hospital volume improvements to expanded service offerings, new contracts negotiated with certain managed care providers, increased influenza admissions and our market-driven management strategies.  We expect our volume growth trend to continue.  However, restoring the community’s confidence in hospitals we have acquired from previous owners and staying ahead of our competition in the markets we serve require continuous long-term focus.

                The majority of our revenues are based on negotiated, per diem or pre-determined payment structures that are far less than the amounts we would otherwise charge for our services.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Our revenue per adjusted hospital discharge increased 3.2% from $6,129 to $6,323 during the first half of fiscal 2004 compared to the same period in fiscal 2003.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by increasing revenue deductions and decreasing the provision for doubtful accounts.  There is no guarantee that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing health care services to our patients.

                Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total DRG payments.  To achieve this mandate, in recent years CMS has periodically increased the cost threshold used to determine eligibility for and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our ratio of Medicare outlier payments to Medicare DRG payments is 1.5%.  Thus, we do not believe that we have a high level of outlier payments.  CMS recently adopted a final rule that modified the outlier formula in an effort to more accurately distribute outlier payments from the outlier pool to claiming hospitals and to ensure that hospitals cannot inappropriately manipulate outlier payments.  Once the rule was adjusted, CMS actually decreased the outlier threshold for federal fiscal year 2004 to $31,000 from $33,560 in federal fiscal year 2003.  Other modifications made by CMS include allowing fiscal intermediaries to utilize more recent tentative cost report information to determine outlier payments, requiring the use of hospital-specific cost to charge ratios in most cases and establishing a mechanism of recoupment of previous overpayments.  Based on the guidelines set forth in the final rule, we do not believe that our current level of outlier payments will be materially affected.

                We also recognize premium revenues from our Medicaid managed health plan in Phoenix, Arizona, Phoenix Health Plan and from MacNeal Health Providers in Chicago, Illinois, which is a payer for certain physician and outpatient services for certain capitated member lives.  Premium revenues increased by $29.0 million or 26.9% during the first half of fiscal 2004 compared to the same period in fiscal 2003.  The primary driver of this revenue increase is the period over period increase in Phoenix Health Plan membership from approximately 74,000 covered lives to approximately 99,000 covered lives.  A portion of this increase relates to a greater number of patients qualifying for coverage under the state Medicaid program, Arizona Health Care Cost Containment System or “AHCCCS”, after the passage of Proposition 204.  Also, Phoenix Health Plan’s membership increased due to the withdrawal of one competing plan from the AHCCCS program in October 2003.  Our contract with AHCCCS was recently renewed for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  Should our contract with AHCCCS terminate, our future operating results and cash flows could be materially reduced.

General Trends

                The following paragraphs discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows.  Many of these trends apply to the entire hospital industry while others may more specifically apply to us, and the trends could be relatively short-term in nature or could require our long-term focus.  While these trends may involve certain factors that are outside of our control, the extent to which these trends affect us and our ability to manage the impact of these trends play vital roles in our current and future success.  In many cases, we are unable to predict what impact these trends, if any, will have on us.

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable.  The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including general economic weakness, higher levels of patient deductibles and co-insurance and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating health care costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  However, we believe that increased bad debts will remain a prevalent trend in the hospital industry during the foreseeable future.

                Effects of the Recently Enacted Medicare Prescription Drug Bill

                The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the “2003 Act”, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit that will provide direct relief to Medicare beneficiaries starting in 2006, the 2003 Act provides a number of direct benefits to our hospitals including, but not limited to: a provision confirming current law that the update factor for inpatients for federal fiscal year 2004 will be the full market basket of 3.40%; a provision effective October 1, 2004 setting a lower threshold for determining when CMS is required to provide additional reimbursement for new technologies that would receive inadequate payment if assigned to a standard DRG; provisions basically providing hospitals with more reimbursement for outpatient drugs; a provision increasing the payments teaching hospitals receive for the indirect operating expenses incurred for training interns and residents in the last half of federal fiscal year 2004 and all of federal fiscal years 2005 and 2006, but decreasing such amount slightly in federal fiscal year 2007; a provision increasing our reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0; a provision giving hospitals relief during calendar year 2004 making it easier for them to obtain payments related to their residents in family practice programs; a provision eliminating the requirement  that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services; and a provision mandating that CMS pay the routine costs associated with category A (experimental/investigational) clinical trials beginning January 1, 2005; among others. The 2003 Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.  In addition, for federal fiscal years 2005, 2006 and 2007, the Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided.

Those hospitals failing to provide CMS with the required data will receive an update equal to the market basket minus 0.4%. We intend to have our hospitals comply with this reporting requirement.  On balance,however,we believe that the 2003 Act will have a positive impact on our operating results, especially if future legislation does not decrease the full market basket updates for federal fiscal years 2005, 2006 and 2007 for those hospitals complying with the new reporting requirement.

                Expansion of Charity Care

                We currently record revenue deductions for patient accounts that meet our guidelines for charity care.  Certain other hospital companies have recently proposed policies to provide discounts from gross charges to certain patients without qualifying insurance who would not qualify for charity care under historical charity care policies.  CMS has granted preliminary approval to at least one of these proposals pending final approval from other federal regulators.  If final approval for these discount policies is granted, we intend to adopt similar policies in addition to our current charity care policies.  Implementation of such policies could result in decreased revenues with a lesser offsetting impact to the provision for doubtful accounts.

                State Medicaid Funding Cuts

                Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts.  Two of the states in which we operate, California and Texas, have already reduced, or announced plans to reduce, state Medicaid funding.  We are unable to assess the financial impact of enacted or proposed state funding cuts at this time.  We remain at risk for additional funding decreases by the other states in which we operate, which could materially reduce our operating results and cash flows.

                Rising Professional Liability Costs

                Effective June 1, 2002, we established a wholly owned captive insurance subsidiary to insure our professional and general liability risks for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers for aggregate claims up to $100.0 million.  Prior to June 1, 2002, we maintained third-party insurance coverage on a claims-made basis for individual malpractice claims exceeding $1.0 million and annual aggregate claims exceeding $13.6 million.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  Also, many physicians practicing in our hospitals have encountered difficulty in obtaining malpractice insurance.  In the event these physicians are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants, which would adversely affect our future operating results and cash flows.  We last renewed our third party coverage with the same $100.0 million limit for the period June 1, 2003 to May 31, 2004, resulting in excess coverage premiums increases of 15-20%.  The current industry environment appears to indicate an increase in the quantity and severity of malpractice claims.  However, some states, including Texas, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages.  Absent significant additional legislation to curb the size of malpractice judgments in the other states, we expect our recent trend of increased insurance costs to continue for the foreseeable future.

                Nursing Shortage and Nursing Ratio Requirements

                The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona, and Los Angeles/Orange County, California markets.  Recent reports forecast this shortage to continue for the foreseeable future.  We have begun a comprehensive recruiting and retention plan for nurses that focuses on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely impacted.

                Effective January 1, 2004, minimum nursing to patient ratios for various hospital departments went into effect in the state of California.  These requirements apply at all times, including scheduled break and meal periods, and place an additional burden on our already challenging nurse staffing strategies.  We estimate that our additional staffing costs from this regulation could exceed $2.0 million on an annual basis in California.  If similar regulations were adopted in other states in which we operate, our future operating results and cash flows could be further reduced.

                Potential Impairment Concerns

                We continue to experience operating results that do not meet our expectations at one of our Phoenix hospitals.  Since the reopening of the hospital’s emergency department in July 2003 and the purchase of a minority interest in the hospital by a large multi-specialty physician group in August 2003, this hospital has not achieved the patient volume growth and cash flow growth that we anticipated.  We continue to believe that the hospital’s operating results will improve gradually over the next few months.  However, should the hospital continue to perform below our expectations, we may realize an impairment of long-lived assets that could have a material adverse affect on our future operating results.

Results of Operations

                The following tables present summaries of our operating results for the three months and six months ended December 31, 2002 and 2003.

	(Unaudited) Three months ended December 31,

		2002		2003
	Amount		%	Amount	%

	(In millions)

Patient service revenues	$213.9		80.0%	$364.0	82.4%
Premium revenues	53.4		20.0%	78.0	17.6%

Total revenues	267.3		100.0%	442.0	100.0%

Salaries and benefits	113.0		42.3%	182.8	41.4%
Supplies	34.8		13.0%	68.5	15.4%
Medical claims expense	38.9		14.6%	57.0	12.9%
Provision for doubtful accounts	13.7		5.1%	30.0	6.8%
Insurance	6.3		2.4%	9.5	2.2%
Other operating expenses	38.6		14.4%	54.1	12.2%
Depreciation and amortization	10.2		3.8%	15.9	3.6%
Interest, net	7.3		2.7%	10.9	2.5%
Minority interests and other expenses	0.1		0.0%	(2.8)	(0.6)%

Income before income taxes	4.4		1.7%	16.1	3.6%
Provision for income taxes	1.8		0.7%	6.3	1.4%

Net income	$2.6		1.0%	$9.8	2.2%

	(Unaudited) Six months ended December 31,

		2002		2003
	Amount		%	Amount	%

	(In millions)

Patient service revenues	$427.3		79.8%	$715.0	83.9%
Premium revenues	107.9		20.2%	136.9	16.1%

Total revenues	535.2		100.0%	851.9	100.0%

Salaries and benefits	227.0		42.4%	359.0	42.1%
Supplies	71.4		13.3%	133.8	15.7%
Medical claims expense	78.4		14.6%	100.9	11.9%
Provision for doubtful accounts	27.6		5.2%	60.3	7.1%
Insurance	12.6		2.4%	18.8	2.2%
Other operating expenses	76.2		14.2%	104.7	12.3%
Depreciation and amortization	19.1		3.6%	31.0	3.6%
Interest, net	14.5		2.7%	21.3	2.5%
Minority interests and other expenses	–		0.0%	(4.5)	(0.5)%

Income before income taxes	8.4		1.6%	26.6	3.1%
Provision for income taxes	3.4		0.7%	10.5	1.2%

Net income	$5.0		0.9%	$16.1	1.9%

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.  For the same hospital indicators presented below, our newly opened West Valley Hospital is included for the three months and six months ended December 31, 2003, for same hospital comparison purposes.

	(Unaudited) Three months ended December 31,		(Unaudited) Six months ended December 31,
	2002	2003	2002	2003

Number of hospitals at the end of period	10	16	10	16
Licensed beds	2,129	3,784	2,129	3,784
Discharges (a)	21,604	36,853	43,181	72,562
Adjusted discharges - hospitals (b)	32,461	53,893	64,828	106,158
Average length of stay (c)	3.94	4.18	3.98	4.18
Patient days (d)	85,165	154,105	171,658	303,572
Adjusted patient days - hospitals (e)	127,167	222,005	256,036	437,709
Net revenue per adjusted discharge - hospitals (f)	$6,129	$6,305	$6,129	$6,323
Outpatient surgeries (g)	10,079	14,838	20,039	29,430
Emergency room visits (h)	77,053	133,653	157,184	255,701
Gross revenue payer mix:
Medicare	27.5%	30.8%	27.6%	30.4%
Medicaid	8.4%	8.1%	8.4%	8.4%
Managed Care	57.2%	54.0%	56.9%	54.3%
Commercial	2.5%	2.1%	2.7%	2.0%
Self pay	4.4%	5.0%	4.4%	4.9%

	100.0%	100.0%	100.0%	100.0%

Same hospital indicators:
Number of hospitals	10	11	10	11
Total revenues (in millions) (i)	$267.3	$310.8	$535.2	$594.0
Patient service revenues (in millions) (j)	$213.9	$232.8	$427.3	$457.2
Discharges (k)	21,604	22,381	43,181	43,675
Adjusted discharges - hospitals (l)	32,449	34,575	64,817	67,482
Average length of stay (m)	3.94	4.03	3.98	4.05
Patient days (n)	85,165	90,096	171,658	176,957
Adjusted patient days - hospitals (o)	127,167	137,739	256,036	270,314
Net revenue per adjusted discharge – hospitals (p)	$6,092	$6,191	$6,111	$6,307
Outpatient surgeries (q)	10,079	10,789	20,039	21,240
Emergency room visits (r)	77,053	92,093	157,184	176,402

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

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)

Same hospital total revenues represent revenues from entities owned (including health plans) for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.

(j)

Same hospital patient service revenues represent patient service revenues (excluding health plan premium revenues) from entities owned for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.

(k)

Same hospital discharges represent discharges for hospitals owned for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.

(l)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient patient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.

(m)

Same hospital average length of stay represents average length of stay for hospitals owned for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.

(n)

Same hospital patient days represent patient days for hospitals owned for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.

(o)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.

(p)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three month or six month periods of both years presented, except that West Valley Hospital is included for the 2003 periods.  This statistic measures the average net payment expected to be received for a patient’s stay in the those hospitals.

(q)

Same hospital outpatient surgeries represent the number of surgeries performed on an outpatient basis (patient overnight stays not necessary) at hospitals or ambulatory surgery centers owned for the entire three month or six month periods for both years presented, except that West Valley Hospital is included for the 2003 periods.

(r)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital or freestanding emergency room owned for the entire three month or six month periods for both years presented, except that West Valley Hospital is included for the 2003 periods, regardless of whether an overnight stay is subsequently required.

Quarter ended December 31, 2003 compared to Quarter ended December 31, 2002

                Revenues.  The $174.7 million increase in revenues during the quarter ended December 31, 2003, was attributable to revenues from the BHS acquisition of $131.2 million and same hospital revenue improvement of $43.5 million.  On a same hospital basis, discharges increased by 3.6% during the quarter ended December 31, 2003, while adjusted discharges-hospitals (which includes a factor for outpatient volume) increased by 6.6%.  Our service expansion initiatives and increased influenza admissions played significant roles in inpatient volume improvements.  We experienced significant increases in emergency room visits during the current year quarter due to the influenza breakout during December and the growing populations served by our hospitals.  Outpatient volumes were also positively impacted by increased outpatient surgeries, primarily resulting from our physician retention and service expansion strategies.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 1.6% on a same hospital basis during the quarter ended December 31, 2003, as a result of our successful negotiations of managed care contracts with improved reimbursement rates in certain markets and also improved Medicare reimbursement rates.  However, during negotiations in prior years with certain of our managed care payers, higher negotiated reimbursement rates resulted in volume declines.  We expect discharges and revenues on a same hospital basis to improve as we continue renegotiation efforts and recover volumes from certain managed care payers.

                We continue to develop and implement strategies to increase volumes at our hospitals including physician recruitment, expansion of emergency departments, surgery units and specialty services and resource sharing within geographic markets.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency room, psychiatric, rehabilitation, cardiac, radiology and surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings.  We will continue our physician recruiting and retention initiatives to increase hospital volumes and provide the services needed in the communities we serve.

                Salaries and benefits.  The $69.8 million increase in salaries and benefits is primarily attributable to the BHS acquisition, which accounts for $55.1 million of the increase.  Salaries and benefits as a percentage of revenues decreased to 41.4% during the quarter ended December 31, 2003, from 42.3% during the prior year period.  The decrease resulted from a $24.6 million increase in premium revenues, which do not result in a significant increase in related salaries and benefits.  Absent the effect of the increased premium revenues, we experienced rising employee benefits costs and increased nursing wages due to the nursing shortage described below.

                Despite improved labor productivity and care management strategies, we continue to experience increased salaries and benefits related to the nursing shortage.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona and Los Angeles/Orange County, California markets.  Recent reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios began to go into effect on January 1, 2004.  These factors typically require that we hire additional nurses and utilize more costly outsourced nursing personnel.  Our comprehensive recruiting and retention plans for nurses that focus on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment has mitigated some of the effects of the nursing shortage.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits.

                Supplies.  Acquisitions accounted for $29.3 million of the $33.7 million increase in supplies during the quarter ended December 31, 2003.  Supplies expense as a percentage of revenues increased to 15.4% for the quarter ended December 31, 2003, from 13.0% during the prior year period.  This increase is due to the BHS acquisition.  Supplies as a percentage of revenues are much higher at the BHS hospitals compared to our other hospitals.  On a same hospital basis, after considering the increased health plan premium revenues, supplies as a percentage of revenues were comparable period over period.  We expect this ratio to improve as we continue to transition supplies contracts at the BHS hospitals to our purchasing group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

                Medical claims.  The $18.1 million increase in medical claims is due to the significant increase in enrollees at Phoenix Health Plan.  Medical claims expense as a percentage of premium revenues remained comparable period over period.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $6.9 million, or 10.8% of gross health plan medical claims expense, were eliminated in consolidation during the quarter ended December 31, 2003.

                Insurance.  The BHS acquisition accounted for $2.2 million of the $3.2 million increase in insurance expense during the quarter ended December 31, 2003.  Insurance expense on a same hospital basis increased slightly during the current year quarter.  The same hospital increase is primarily due to increased premiums for professional and general liability coverage above our captive insurance subsidiary’s retention.  We anticipate continued increases in insurance costs in the near future since the professional and general liability market remains depressed.

                Other operating expenses.  Other operating expenses include costs such as rents and leases, professional fees, purchased services, marketing, repairs, utilities, licenses and non-income taxes.  The BHS acquisition accounted for $12.9 million of the increase in other operating expenses during the quarter ended December 31, 2003.  On a same hospital basis, other operating expenses increased by $2.6 million during the quarter ended December 31, 2003, primarily due to an increase in property taxes.  Other operating expenses as a percentage of revenues decreased to 12.2% from 14.4% quarter over quarter.  We expect these costs as a percentage of revenues to continue to decrease as we increase revenues.

                Provision for doubtful accounts.  The BHS acquisition accounted for $11.9 million of the $16.3 million increase in the provision for doubtful accounts.  During the quarter ended December 31, 2003, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.2% from 6.4% during the prior year period.  During the current year quarter, we experienced a slight increase in self-pay revenues as a percentage of total revenues.  Due to general economic conditions, collecting outstanding self-pay accounts has become increasingly difficult.  Additionally, our provision for doubtful accounts has been reduced in historical periods by the effects of greater than expected collections of accounts receivable included with hospital acquisitions.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  For the quarters ended December 31, 2002 and 2003, we recorded $3.3 million and $9.2 million of charity care revenue deductions, respectively.  Also, the implementation of Proposition 204 in Arizona, which expanded Medicaid coverage to include many previously uninsured patients, countered the increasing rate of self-pay revenues to total revenues.

                Depreciation and amortization.  During the quarter ended December 31, 2003, depreciation and amortization related to the BHS acquisition was $4.9 million, while same hospital depreciation and amortization increased by $0.8 million.  As part of our commitment to expand and improve our capital infrastructure, we spent approximately $98.5 million for capital improvements during fiscal 2003, and we have spent an additional $70.9 million since June 30, 2003.  These capital purchases resulted in increased depreciation and amortization during the quarter ended December 31, 2003, compared to the prior year period.

                Interest.  The $3.6 million increase in net interest expense during the quarter ended December 31, 2003 primarily relates to $150.0 million of new term loan borrowings and related loan costs under the amended 2001 credit facility and the issuance of $17.6 million of convertible subordinated notes to fund the BHS acquisition in January 2003.

                Minority interests and other.  Minority interests and other expenses decreased $2.9 million during the quarter ended December 31, 2003, compared to the prior year period.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our consolidated income statements.  Minority interests decreased by $1.2 million during the quarter ended December 31, 2003, as a result of the start-up of the joint venture arrangement at one of our Phoenix hospitals with a large physician group.  This hospital incurred a net loss during the current year quarter.  Equity method income increased by $0.9 million during the quarter ended December 31, 2003, while gains on asset sales increased by $0.8 million.

                Income taxes.  The provision for income taxes increased from $1.8 million during the quarter ended December 31, 2002 to $6.3 million for the quarter ended December 31, 2003.  The slight decrease in the effective tax rate during the current year quarter is due to the effect of the BHS acquisition.

                Net income.  The $7.2 million increase to net income results from the increased revenues as described above in excess of increased expenses.  Net income during the quarter ended December 31, 2003, was adversely affected by increases in depreciation and amortization, net interest and income taxes of $5.7 million, $3.6 million and $4.5 million, respectively.  We view these costs as products of our strategic growth initiative.

Six months ended December 31, 2003 compared to six months ended December 31, 2002

                Revenues.  The $316.7 million increase in revenues during the six months ended December 31, 2003, was attributable to revenues from the BHS acquisition of $257.9 million and same hospital revenue improvement of $58.8 million.  On a same hospital basis, discharges increased by 1.1% during the six months ended December 31, 2003, while adjusted discharges-hospitals (which includes a factor for outpatient volume) increased by 4.1%.  As previously discussed in the “Revenue/Volume Trends” section, our expansion strategies and increased influenza treatments and admissions were the primary drivers of these increases.  Same hospital discharges were unfavorably impacted during the current year period by our termination of a Phoenix hospital’s relationship with a large cardiology practice during the fourth quarter of fiscal 2003 in preparation for the July 2003 reopening of the emergency department and the expansion of other acute services at this Phoenix hospital.  In August 2003, a large multi-specialty physician group in Phoenix purchased a minority interest in this Phoenix hospital.  We expect volumes at this hospital to recover in the future as the start-up of these operations and expansion of service offerings are completed; however, should volumes not improve, we could realize an impairment on these assets.  Same hospital discharges were favorably impacted by the opening of West Valley Hospital during September 2003.

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

                Salaries and benefits.  The $132.0 million increase in salaries and benefits is primarily attributable to the BHS acquisition, which accounts for $108.7 million of the increase.  Same hospital salaries and benefits as a percentage of patient service revenues increased year over year due to the nursing shortage and increased employee benefits costs previously discussed.  We expect our nursing recruiting and retention program to positively impact our future salaries and benefits costs; however, this improvement may not fully absorb the effects of the nursing shortage as exacerbated by existing and potential further minimum nursing ratio regulations.

                Supplies.  The BHS acquisition accounted for $57.9 million of the $62.4 million increase in supplies during the current year period.  Supplies as a percentage of revenues are much higher at the BHS hospitals compared to our other hospitals.  On a same hospital basis, supplies as a percentage of patient service revenues remained comparable year over year.  We expect this ratio to improve as we continue to transition supplies contracts at the BHS hospitals to our purchasing group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

                Medical claims.  The $22.5 million increase in medical claims is due to the significant increase in enrollees at Phoenix Health Plan, as previously discussed.  Medical claims expense as a percentage of health plan premium revenues increased slightly year over year due to changes in the mix of enrollees and case severity.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $13.4 million, or 11.7% of gross health plan medical claims expense, were eliminated in consolidation during the six months ended December 31, 2003.

                Insurance.  The BHS acquisition accounted for $4.4 million of the $6.2 million increase in insurance expense during the current year period.  Insurance expense on a same hospital basis increased slightly during the current year period.  The same hospital increase is primarily due to increased premiums for professional and general liability coverage above our captive insurance subsidiary’s retention.  We anticipate continued increases in insurance costs in the near future since the professional and general liability market remains depressed.

                Other operating expenses.  Other operating expenses include costs such as rents and leases, professional fees, purchased services, marketing, repairs, utilities, licenses and non-income taxes.  The BHS acquisition accounted for $28.5 million of the increase in other operating expenses during the current year period.  On a same hospital basis, other operating expenses were comparable year over year.  Other operating expenses as a percentage of revenues decreased to 12.3% from 14.2% year over year.  We expect these costs as a percentage of revenues to continue to decrease as we increase revenues.

                Provision for doubtful accounts.  The BHS acquisition accounted for $21.9 million of the $32.7 million increase in the provision for doubtful accounts.  During the six months ended December 31, 2003, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.4% from 6.5% during the prior year period.  The year over year increase is due to the collection risks previously discussed.  Our provision for doubtful accounts as a percentage of patient service revenues is positively impacted by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  For the six months ended December 31, 2002 and 2003, we recorded $6.7 million and $17.0 million of charity care revenue deductions, respectively.  Also, the implementation of Proposition 204 in Arizona, which expanded Medicaid coverage to include many previously uninsured patients, countered the increasing rate of self-pay revenues to total revenues.

                Depreciation and amortization.  During the six months ended December 31, 2003, depreciation and amortization related to the BHS acquisition was $9.7 million, while same hospital depreciation and amortization increased by $2.2 million.  The year over year increase relates to our significant capital expenditures during the past 18 months, as previously discussed.

                Interest.  The $6.8 million increase in net interest expense during the current year period primarily relates to $150.0 million of new term loan borrowings and related loan costs under the amended 2001 credit facility and the issuance of $17.6 million of convertible subordinated notes to fund the BHS acquisition in January 2003.

                Minority interests and other.  Minority interests and other expenses decreased $4.5 million during the current year period.  Minority interests represent the third party portion of earnings of certain of our non-wholly owned affiliates included in our consolidated income statements.  Minority interests decreased by $2.3 million during the current year period, as a result of the start-up of the joint venture arrangement at one of our Phoenix hospitals with a large physician group.  This hospital incurred a net loss during the current year period.  Equity method income increased by $1.6 million during the current year period, while gains on asset sales increased by $0.6 million.

                Income taxes.  The provision for income taxes increased from $3.4 million during the six months ended December 31, 2002 to $10.5 million for the six months ended December 31, 2003.  The slight decrease in the effective tax rate year over year relates to the effect of the BHS acquisition.

                Net income.  The $11.1 million year over year increase in net income relates to increased revenues, as described above, in excess of increased expenses.  Net income during the current year period was adversely affected by increases in depreciation and amortization, net interest and income taxes of $11.9 million, $6.8 million and $7.1 million, respectively.  We view these costs as products of our strategic growth initiative.

Liquidity and Capital Resources

                At December 31, 2003, we had working capital of $54.8 million, including cash and cash equivalents of $16.4 million.  Working capital at June 30, 2003 was $37.1 million.  Cash provided by operating activities increased from $44.7 million during the six months ended December 31, 2002 to $50.4 million during the six months ended December 31, 2003.  The $11.1 million increase in net income and the timing of payments of accounts payable, accrued expenses and other liabilities primarily accounted for the period over period increase in cash from operating activities.

                Cash used in investing activities increased from $29.7 million for the six months ended December 31, 2002 to $76.7 million for the six months ended December 31, 2003.  We increased capital expenditures from $30.0 million for the six months ended December 31, 2002 to $70.9 million for the six months ended December 31, 2003.  The primary reasons for this increase are the capital expenditures related to the BHS hospitals and West Valley Hospital and our expansion initiatives at certain of our other hospitals.  We spent approximately $7.8 million related to our construction of West Valley Hospital in metropolitan Phoenix, Arizona during the six months ended December 31, 2003.  We also spent $9.3 million related to other significant hospital expansion projects during the six months ended December 31, 2003.  The funding of our capital expenditures is in part subject to the timing of capital expenditures at the BHS hospitals and Arrowhead Community Hospital and Phoenix Baptist Hospital required as part of the respective purchase agreements for these facilities.  As of December 31, 2003, the Company has funded or committed to fund approximately $97.5 million of its $250.0 million contractual commitment for these hospitals, and the Company expects to fulfill these commitments within the next five years.  The commitments can be satisfied by third party capital expenditures arranged by us.  For example, if we arranged for an unrelated developer to construct a medical office building in the market, such costs would satisfy a portion of our commitment.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Cash provided by financing activities increased from $4.5 million for the six months ended December 31, 2002 to $15.5 million for the six months ended December 31, 2003.  The increase was primarily attributable to our revolving credit borrowings of $19.0 million under the amended 2001 credit facility primarily for the purpose of funding our capital expenditure projects, as described below.

                On January 3, 2003, in connection with our purchase of the health care assets of Baptist Health System in San Antonio, Texas (“BHS”), we expanded our 2001 credit facility by adding a $150.0 million term loan facility to our existing revolving loan facility (“the amended 2001 credit facility”).  We utilized the proceeds of the $150.0 million in term loans to fund a portion of the purchase price paid to BHS.  The revolving loan facility capacity remains at $125.0 million under the amended 2001 credit facility.  Additionally, as part of the BHS purchase price, we issued approximately $17.6 million of our convertible subordinated notes, which provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into our common stock at a $3,500 per share conversion price.  We may not redeem the notes prior to January 1, 2008, and must pay redemption prices of 102% and 101% for redemptions during the two years subsequent to January 1, 2008, respectively, with redemptions thereafter being available at par.  During the six months ended December 31, 2003, we borrowed $19.0 million, net of repayments, of revolving loans under the amended 2001 credit facility.  As of the date of this report, we have $25.0 million in outstanding revolving loans under the amended 2001 credit facility.

                As of December 31, 2003, we had 55,194 shares of two series of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  We issued 20,000 shares of our first series of PIK Preferred Stock (“Series A”) on February 1, 2000 in connection with the acquisition of MacNeal Hospital.  We currently intend to issue and record paid-in-kind dividends annually at 8% of the liquidation value of the Series A PIK Preferred Stock until January 31, 2007 and to pay cash dividends annually thereafter until the January 31, 2015 redemption date applicable to such shares.  The Series A PIK Preferred Stock will automatically convert to common stock upon an initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.  In connection with our purchase of the health care assets of BHS on January 3, 2003, we issued 30,000 shares of our Series B PIK Preferred Stock with a liquidation value of $1,000 per share.  We currently intend to issue and record paid-in-kind dividends annually at 6.25% of the liquidation value of the Series B PIK Preferred Stock until the dividend period ended December 31, 2010, and to pay cash dividends annually thereafter until the January 31, 2015 redemption date applicable to such shares.  The Series B PIK Preferred Stock is convertible to our common stock at any time at a $3,500 per share conversion price.

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

                Including the remaining construction costs of West Valley Hospital, we anticipate spending up to $94.5 million on facilities expansion and renovation projects and medical technologies upgrades and replacements during the remainder of fiscal 2004, subject to the timing of the facilities expansion projects.  We believe that working capital on hand, future operating cash flows and the availability of revolving borrowings under our amended 2001 credit facility are sufficient to meet our operating needs for the foreseeable future and to fund the routine expenditures noted above and preliminary costs associated with the expansion projects.  However, if we initiate the expansion projects noted above or other significant expansion projects deemed important to our long-term strategic plan, we would need to obtain additional debt or equity funding during the next 12 months to complete such projects.

                We also intend to seek acquisitions that fit our corporate growth strategy.  These acquisitions may require debt or equity funding in addition to working capital on hand, future cash flows from operations and amounts available under our revolving loan facility.  Management continually assesses its capital needs and may seek to adjust its capitalization as considered necessary to achieve its operations strategies.

                Certain funds controlled by Morgan Stanley Capital Partners (“MSCP”) have previously entered into a subscription agreement with us to purchase an additional $273.4 million of our common stock to fund future acquisitions and other cash flow needs.  However, common stock purchases by the MSCP funds are subject to several conditions outside the control of the Company, including the approval of MSCP’s internal Investment Committee.  No assurance can be given that any or all of such conditions to additional common stock purchases will be met.

                We are subject to certain restrictive and financial covenants under the amended 2001 credit facility including an interest coverage ratio, a total leverage ratio, a senior leverage ratio and capital expenditure restrictions.  The following table sets forth limits and requirements under these financial covenants and our ratio calculations used to determine compliance with the covenants as of December 31, 2003.

	Debt covenant	Actual Ratio

Interest coverage ratio requirement	2.15x	3.57x

Leverage ratio limit	5.25x	2.95x

Senior leverage ratio limit	2.75x	0.70x

As of the date of this report, letters of credit aggregating $20.8 million are outstanding under the amended 2001 credit facility.  These letters of credit utilize borrowing capacity in like amount under our $125.0 million revolving loan facility.

                We are a party to certain rent shortfall agreements with certain unconsolidated entities and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business.  We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of December 31, 2003.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$39.2	$84.8	$84.4	$578.8	$787.2
Capital lease obligations	4.5	4.3	0.1	–	8.9
Operating leases	17.2	23.9	14.7	25.7	81.5
Purchase obligations	23.6	–	–	–	23.6

Subtotal	$84.5	$113.0	$99.2	$604.5	$901.2

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvement commitments	$30.6	$0.1	$0.5	$10.6	$41.8
Guarantees of surety bonds	10.0	–	–	–	10.0
Letters of credit	–	–	–	20.8	20.8
Capital expenditure commitments	21.8	54.6	76.2	–	152.6
Physician commitments	5.3	–	–	–	5.3
Minimum rent revenue commitments	–	0.1	–	0.2	0.3

Subtotal	$67.7	$54.8	$76.7	$31.6	$230.8

Total obligations and commitments	$152.2	$167.8	$175.9	$636.1	$1,132.0

                The health care industry is typically not impacted as significantly as most other industries by periods of recession, erosions of consumer confidence or other general economic trends as most health care services are not considered a component of discretionary spending.  However, our hospitals and related outpatient service providers may be negatively impacted to the extent such economic conditions result in decreased elective procedures performed, decreased reimbursements to us by federal or state governments or managed care payers or increased collection risk of private pay accounts receivable.  Management is not aware of any economic trends that would lead us to believe that we will not be able to remain in compliance with all of our debt covenants and meet all of our required obligations and commitments in the near future.

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

                Allowance for Doubtful Accounts.  Our ability to collect outstanding receivables from third party payers and patients is critical to our operating performance and cash flows.  As of December 31, 2003, the allowance for doubtful accounts is approximately 19.9% of the accounts receivable balance net of contractual discounts.  The primary collection risk lies with uninsured patient accounts or patient accounts for which the primary insurance carrier has paid but a patient portion remains outstanding.  We estimate the allowance for doubtful accounts using a standard policy that considers the age of the accounts since patient discharge date and the volume of self-pay accounts receivable outstanding.  We continually monitor our accounts receivable balances and use multiple tools to ensure that our allowance for doubtful accounts policy provides a reasonable basis for our estimate.  These tools include a quarterly hindsight calculation that utilizes write-off data from the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time, cash collections analyses and other key ratios that consider payer mix and other relevant data.  We believe our standard policy is flexible to adapt to changing collection trends and our procedures for testing our standard policy provide timely and accurate information.  However, many factors including general economic factors, federal and state regulatory factors and patient-specific factors affect the collectibility of accounts receivable, and our estimates could be materially affected by changes in these factors.  We do not pursue collection of amounts related to patients that qualify for charity care under our guidelines.  Charity care accounts are deducted from revenues and do not affect the provision for doubtful accounts.  During the quarters ended December 31, 2002 and 2003, we deducted $3.3 million and $9.2 million of charity care from revenues, respectively.  During the six months ended December 31, 2002 and 2003, we deducted $6.7 million and $17.0 million of charity care from revenues, respectively.  Significant changes in payer mix or business office operations could have a significant impact on our operating results and cash flows.

                Contractual Discounts and Settlement Estimates.  We continue to experience heavy utilization from Medicare and managed care patients.  For the six months ended December 31, 2003, Medicare and managed care revenues accounted for 85% of total gross patient revenues.  The Medicare regulations and various managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost report settlement provisions requiring complex calculations and assumptions that are subject to interpretation.  For the majority of our revenues, contractual adjustments are automatically recorded at the time of billing by the accounts receivable systems based upon the terms of the specific payer contract.  Certain of our Medicare business requires that we submit annual cost reports and record estimates of amounts owed to or receivable from Medicare.  These cost reports include complex calculations and estimates as the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

                Insurance Reserves.  Given the nature of our operating environment, we are subject to medical malpractice or workers compensation claims or lawsuits in the ordinary course of business.  Through May 31, 2002, we maintained third-party insurance coverage for individual malpractice claims exceeding $1.0 million and workers compensation claims exceeding $250,000 to mitigate a portion of this risk.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We purchase from third party insurers excess coverage for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of December 31, 2003, our professional and general liability accrual for asserted and unasserted claims was approximately $35.1 million and is included within accrued expenses and other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets.  For the six months ended December 31, 2003, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $17.8 million, and we paid approximately $1.4 million in professional liability claims and expenses.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves.  Medical claims expense as a percentage of revenues decreased to 11.9% for the six months ended December 31, 2003, compared to 14.6% for the prior year period, given the increase in acute services revenues as a result of the BHS acquisition.  As a result of the increased patient enrollment of our health plans, the medical claims reserve has continually increased.  We estimate the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the six months ended December 31, 2003, approximately $13.4 million of health plan payments made to hospitals and other health care entities owned by us for services provided to our enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  During February 2002, we entered into an interest rate swap agreement on a notional amount of $100.0 million of our 9.75% Notes.  The swap agreement effectively converted the 9.75% fixed rate of the notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  Effective August 13, 2002, we terminated the interest rate swap agreement resulting in a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement, all $300.0 million of such notes bore interest at the 9.75% fixed rate.  The fair value of the 9.75% Notes was approximately $329.3 million as of December 31, 2003, based upon quoted market prices.

                In order to fund a portion of the purchase price of the BHS acquisition, we entered into the amended 2001 credit facility with a new $150.0 million term loan facility.  The $150.0 million in term loans borrowed under the amended 2001 credit facility bear interest at a variable interest rate based upon the LIBOR rate in effect on certain interest reset dates plus an applicable fixed margin.  To mitigate a portion of the interest rate risk for our variable rate debt, in January 2003 we entered into an agreement with Bank of America, N.A. to swap the variable LIBOR rate for a notional amount of $147.0 million of our $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing on July 3, 2003 and ending on July 3, 2004.  During December 2003, we borrowed $19.0 million in revolving loans under the amended 2001 credit facility bearing interest at an initial rate or 5.75% equal to the prime rate of 4.0% plus a margin of 1.75% based on our most recent leverage ratio.  As of the date of this report, we have $25.0 million of outstanding revolving loans.

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

                Changes in Internal Control Over Financial Reporting

                There was no change in our internal control over financial reporting during our fiscal quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

                In November 2003 we settled on favorable terms the proceeding in the U.S.  Patent and Trademark Office described in “Item 3. Legal Proceedings” in our Form 10-K for the fiscal year ended June 30, 2003.  In that proceeding (Opposition No. 155,388) we objected to the registration of the mark “VANGUARD HEALTHCARE” by Vanguard Healthcare Management Services, LLC (“VHMS”), a company not affiliated with us.  In accordance with the settlement, we have amended our service mark application for the mark “VANGUARD” so that it relates solely to hospital and health care services, excluding nursing home, rehabilitation hospitals and assisted living center services, and VHMS has consented to this amendment. Additionally, we have consented to the amendment of VHMS’s service mark application for the mark “VANGUARD HEALTHCARE” so that it relates solely to the ownership, operation and/or management of nursing homes, rehabilitation hospitals and assisted living centers. The opposition proceeding has been formally dismissed with prejudice and both we and VHMS have otherwise agreed that the other party may use its own service mark for its respective amended services described above.  We do not expect the formal entry by the Patent and Trademark Office of our amendment to our service mark application until the second half of calendar 2004.   Thereafter, the VANGUARD mark which we seek will be published in the U.S. Patent and Trademark Office Official Gazette for potential opposition to registration by third parties.

Item 2.    Changes in Securities and Use of Proceeds.

                During the quarterly period ended December 31, 2003, we issued the following securities that were not registered under the Securities Act of 1933. Each of the transactions described below was conducted in reliance upon the exemption from registration provided in Sections 4(2) of the Securities Act for a transaction not involving a public offering. Each of these sales was made without the use of an underwriter, and the certificates and other documentation evidencing the securities issued in connection with these transactions bear a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration. Each share of common stock issued was issued for cash consideration at a purchase price of $1,701.18 per share.

                On October 2, 2003, we issued to Rosemary Perkins, a former employee, 2 shares of our common stock, for an aggregate purchase price of $3,402.36, upon her exercise of stock options previously issued to her under our 2000 Stock Option Plan.

                On October 6, 2003, we issued to Luke McGuinness, a former member of management, 75 shares of our common stock, for an aggregate purchase price of $127,588.50, upon his exercise of stock options previously issued to him under our 1998 Stock Option Plan.

                On November 13, 2003, we issued to Teresa Tardy, a former employee, 10 shares of our common stock, for an aggregate purchase price of $17,011.80, upon her exercise of stock options previously issued to her under our 1998 and 2000 Stock Option Plans.

Item 4.    Submission of Matters to a Vote of Security Holders.

                The following persons were elected to our board of directors by the holders of 100% of our outstanding common stock by action taken pursuant to the written consent dated November 6, 2003 of such holders in lieu of an annual stockholders’ meeting:

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

                                10.1         Contract Amendment Number 06, executed on November 10, 2003, but effective as of
                                                October 1, 2003, to the Arizona Health Care Cost Containment System Administration

                                                Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health
                                                Care Cost Containment System.

                                10.2         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                                and Charles N. Martin, Jr., dated as of January 1, 2004.

                                10.3         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                                and W. Lawrence Hough, dated as of January 1, 2004.

                                10.4         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                                and Joseph D. Moore, dated as of January 1, 2004.

                                10.5         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                                and Ronald P. Soltman, dated as of January 1, 2004.

                                10.6         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                                and Keith B. Pitts, dated as of January 1, 2004.

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
                                                Section 302 of the Sarbanes-Oxley Act of 2002.

                                32.1         Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                                906 of the Sarbanes-Oxley Act of 2002.

                                32.2         Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                                                906 of the Sarbanes-Oxley Act of 2002.

                (b)           Reports on Form 8-K

                                During the quarter ended December 31, 2003, the Company filed one report on Form 8-K.  On
                                November 10, 2003, the Company filed a Current Report on Form 8-K reporting, pursuant to
                                Items 9 and 12, that the Company had issued a press release announcing its first quarter operating results and gave certain information about its use of a non-GAAP financial measure,
                                Adjusted EBITDA, in such earnings release and for other purposes; and the Company also furnished as exhibits to such Current Report a copy of such press release as well as some supplementary financial disclosures relating to Regulation G.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 10, 2004                                                                                VANGUARD HEALTH SYSTEMS, INC.

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

10.1                         Contract Amendment Number 06, executed on November 10, 2003, but effective as of
                                October 1, 2003, to the Arizona Health Care Cost Containment System Administration

                                Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health
                                Care Cost Containment System.

10.2                         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                and Charles N. Martin, Jr., dated as of January 1, 2004.

10.3                         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                and W. Lawrence Hough, dated as of January 1, 2004.

10.4                         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                and Joseph D. Moore, dated as of January 1, 2004.

10.5                         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                and Ronald P. Soltman, dated as of January 1, 2004.

10.6                         Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc.
                                and Keith B. Pitts, dated as of January 1, 2004.

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