Form 10-Q
period 2004-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2004-05-11
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

          There were 232,747 shares of common stock outstanding as of May 1, 2004 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	(Unaudited) March 31, 2004

ASSETS	(In millions except share and per share amounts)

Current assets:
Cash and cash equivalents	$27.2	$27.6
Accounts receivable, net of allowance for uncollectible accounts of approximately $45.5 and $61.0 at June 30, 2003 and March 31, 2004, respectively	213.9	239.1
Supplies	32.1	34.0
Prepaid expenses and other current assets	25.0	31.8

Total current assets	298.2	332.5
Property, plant and equipment, net of accumulated depreciation	777.2	820.7
Goodwill	100.2	105.6
Intangible assets, net of accumulated amortization	38.6	36.3
Other assets	12.7	13.0

Total assets	$1,226.9	$1,308.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91.7	$90.6
Accrued health claims	33.5	39.3
Accrued interest	16.1	6.2
Other accrued expenses and current liabilities	111.5	94.3
Current maturities of long-term debt	8.3	5.3

Total current liabilities	261.1	235.7
Other liabilities	62.6	88.8
Long-term debt, less current maturities	471.1	520.9
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 25,194 and 27,210 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2003 and March 31, 2004, respectively, and 30,000 and 31,875 shares of Series B Payable-in-Kind Preferred Stock issued and outstanding at June 30, 2003 and March 31, 2004, respectively, at redemption value	57.0	59.9
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding	–	–
Common Stock; $.01 par value, 600,000 shares authorized, 232,713 and 232,741 shares issued and outstanding at June 30, 2003 and March 31, 2004, respectively	–	–
Additional paid-in capital	352.5	349.7
Accumulated other comprehensive loss	(0.6)	–
Retained earnings	23.2	53.1

Total stockholders’ equity	375.1	402.8

Total liabilities and stockholders’ equity	$1,226.9	$1,308.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2003	2004	2003	2004

	(In millions)

Patient service revenues	$348.4	$385.0	$775.7	$1,100.0
Premium revenues	54.0	76.7	161.9	213.6

Total revenues	402.4	461.7	937.6	1,313.6

Costs and Expenses:
Salaries and benefits	175.3	190.2	402.3	549.2
Supplies	66.3	73.7	137.7	207.5
Medical claims expense	40.5	55.8	118.9	156.7
Purchased services	26.4	22.6	61.5	67.3
Provision for doubtful accounts	24.2	29.4	51.8	89.7
Insurance	8.5	9.5	21.1	28.3
Other operating expenses	23.0	26.6	57.0	73.6
Rents and leases	5.1	6.1	12.6	17.2
Depreciation and amortization	12.9	15.7	32.0	46.7
Interest, net	10.4	11.1	24.9	32.4
Other	(0.8)	(0.7)	(1.2)	(3.3)

Income before income taxes	10.6	21.7	19.0	48.3
Income tax expense	4.0	7.9	7.4	18.4

Net income	6.6	13.8	11.6	29.9
Preferred stock dividends	(0.9)	(1.0)	(1.9)	(2.9)

Net income attributable to common stockholders	$5.7	$12.8	$9.7	$27.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,

	2003	2004

	(In millions)
Operating activities:
Net income	$11.6	$29.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.0	46.7
Provision for doubtful accounts	51.8	89.7
Amortization of loan costs	1.1	1.4
(Gain) loss on sale of assets	(0.1)	(0.8)
Non-cash stock compensation	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(48.6)	(115.0)
Supplies	(1.2)	(1.9)
Prepaid expenses and other current assets	16.2	(8.2)
Accounts payable	0.9	(1.2)
Accrued expenses and other current liabilities	(25.1)	(4.6)
Other liabilities	28.9	23.3

Net cash provided by operating activities	67.5	59.4

Investing activities:
Acquisitions including working capital settlement payments	(297.0)	(12.3)
Capital expenditures	(50.1)	(102.1)
Proceeds from asset dispositions	1.6	6.2
Other	0.3	(0.7)

Net cash used in investing activities	(345.2)	(108.9)

Financing activities:
Proceeds from long-term debt	167.6	177.5
Payments of long-term debt and capital leases	(3.4)	(130.6)
Payments of loan costs	(2.3)	–
Proceeds from termination of swap agreement	5.5	–
Proceeds from syndication of joint venture interests	0.2	3.0
Exercise of stock options	–	0.1
Payment to retire common stock	–	(0.1)
Proceeds from common stock and PIK preferred stock issuances	80.0	–

Net cash provided by financing activities	247.6	49.9

Net increase (decrease) in cash and cash equivalents	(30.1)	0.4
Cash and cash equivalents, beginning of period	55.4	27.2

Cash and cash equivalents, end of period	$25.3	$27.6

Net cash paid for interest	$28.0	$41.1

Net cash paid (received) for income taxes	$(0.1)	$1.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1.         BASIS OF PRESENTATION AND ORGANIZATION

            The unaudited condensed consolidated financial statements as of March 31, 2004 and for the three months and nine months then ended include the accounts of Vanguard Health Systems, Inc. (the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

            As of March 31, 2004, the Company owned 16 hospitals with a total of 3,784 licensed beds and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona; metropolitan Los Angeles/Orange County, California; metropolitan Chicago, Illinois; and metropolitan San Antonio, Texas markets.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 96,000 members in Arizona as of March 31, 2004; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 48,000 member lives in metropolitan Chicago, Illinois as of March 31, 2004.

            Certain prior year amounts have been reclassified to conform to current year presentation.  The majority of the Company’s expenses are “cost of revenue” items.

2.         ADOPTION OF ACCOUNTING PRONOUNCEMENTS

            The Company sponsors four stock option plans.  Prior to July 1, 2003, the Company accounted for stock-based employee compensation in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  During the

nine months ended March 31, 2003, the Company recognized no compensation expense related to outstanding stock options as each of those stock options had an exercise price equal to the fair market value of the underlying common stock on the date of grant, were not exercisable until the occurrence of a future contingent event or had already been recognized as compensation expense in a previous period.  Effective July 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  The Company elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.  This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value.  During the nine months ended March 31, 2004, the Company recorded non-cash stock compensation of approximately $72,000 for stock options granted during the period.

            The following table provides the pro forma effect on net income as if the fair value method had been applied to all outstanding stock option grants, except for those whose number of exercisable shares is contingent upon a future event, for those periods presented.  For purposes of the pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the respective vesting periods of the options (in millions).

	Three months ended March 31,		Nine months ended March 31,
	2003	2004	2003	2004

Net income	$6.6	$13.8	$11.6	$29.9
Pro forma compensation expense from stock options, net of taxes	(0.4)	(0.4)	(1.3)	(1.4)

Pro forma net income	$6.2	$13.4	$10.3	$28.5

            The Company used the following weighted average assumptions to estimate the non-cash stock compensation expense for the three months and nine months ended March 31, 2004:  risk-free interest rate of 4.0%; dividend yield of 0.0%; and expected option life of 10 years.  The Company used the following weighted average assumptions to calculate the pro forma information presented above for the three months and nine months ended March 31, 2003 and 2004, respectively:  risk-free interest rate of 5.4% and 5.1%, respectively; dividend yield of 0.0%; and expected option life of 10 years.

3.         ACQUISITIONS

Fiscal 2003 Acquisition

            On January 3, 2003, but effective January 1, 2003, the Company, through a majority-owned subsidiary, acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in San Antonio, Texas, and surrounding areas of south Texas from Baptist Health System (“BHS”), a Texas not-for-profit corporation.  The purchase price of the net assets acquired was $306.1 million, comprised of cash of $258.5 million, $30.0 million of the Company’s Series B payable-in-kind redeemable convertible preferred stock and approximately $17.6 million of the Company’s convertible subordinated notes due 2013 bearing interest at 8.18% per annum.  The Company funded the cash portion of the purchase price with $150.0 million of term loan borrowings under the amended 2001 credit facility, $50.0 million from private sales of its common stock and cash on hand of $58.5 million.  The total purchase price included $12.3 million of payments made during the second quarter of fiscal 2004 to settle acquired working capital adjustments and other acquisition obligations.  The BHS acquisition was accounted for using the purchase method of accounting.  The results of operations of BHS are included in the accompanying condensed consolidated income statements for the three months and nine months ended March 31, 2004, and for the three months ended March 31, 2003.

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

	Three months ended March 31,		Nine months ended March 31,
	2003	2004	2003	2004

Revenues	$402.4	$461.7	$1,172.4	$1,313.6

Income before income taxes	10.6	21.7	8.4	48.3
Income tax expense	4.0	7.9	3.3	18.4

Net income	$6.6	$13.8	$5.1	$29.9

4.         GOODWILL AND INTANGIBLE ASSETS

            The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2003 and March 31, 2004 (in millions).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2003	March 31, 2004	June 30, 2003	March 31, 2004
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$17.2	$17.2	$2.7	$4.0
Contracts	7.9	7.9	2.4	3.1
Customer lists	2.3	2.3	2.3	2.3
Other	3.8	3.8	1.5	1.8

Subtotal	31.2	31.2	8.9	11.2
Indefinite-lived intangible assets:
License and accreditation	9.8	9.8	–	–
Other	6.5	6.5	–	–

Subtotal	16.3	16.3	–	–

Total	$47.5	$47.5	$8.9	$11.2

            Changes in the carrying amount of goodwill from June 30, 2003 to March 31, 2004 follows (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2003	$91.5	$8.7	$100.2
Settlement of working capital and other acquired obligations	9.5	–	9.5
Adjustments to record net assets acquired to fair value	(4.1)	–	(4.1)

Balance as of March 31, 2004	$96.9	$8.7	$105.6

5.         FINANCING ARRANGEMENTS

            A summary of the Company’s long-term debt as of June 30, 2003 and March 31, 2004 follows (in millions):

	June 30, 2003	March 31, 2004

9.75% Senior Subordinated Notes	$300.0	$300.0
Term loans payable under the amended 2001 credit facility	149.3	148.1
Revolving loans payable under the amended 2001 credit facility	–	53.5
8.18% Convertible Subordinated Notes	17.6	17.6
Capital leases	10.4	7.0
Other	2.1	–

	479.4	526.2
Less: current maturities	(8.3)	(5.3)

	$471.1	$520.9

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

            Upon the acquisition of BHS in January 2003, the Company expanded its 2001 credit facility by adding a $150.0 million term loan facility to its existing $125.0 million revolving loan facility (the “amended 2001 credit facility”).  The Company utilized proceeds from the $150.0 million in term loans to fund a portion of the cash purchase price of the BHS acquisition.  The interest rate of the term loans is either: 1) LIBOR plus a margin of 4.25% or 2) a base rate plus a margin of 3.25%.  The outstanding term loans mature on January 3, 2010, and principal repayments of $375,000 are due at the end of each quarter starting on March 31, 2003 through December 31, 2008, after which four quarterly repayments of $35,250,000 are due starting on March 31, 2009 up to the maturity date.  The amended 2001 credit facility no longer contemplates any specified amount of additional term loans to the Company under the facility and, in addition, the facility now requires the approval of the existing lenders representing two-thirds of the then outstanding term loans and revolving loan commitments for the issuance of additional term loans under this facility.  As of March 31, 2004, the Company had $53.5 million of outstanding revolving loans under its amended 2001 credit facility primarily to fund its capital expenditure projects.   The weighted average interest rate applicable to the outstanding revolving loans was approximately 4.4% as of March 31, 2004.  The Company also had outstanding letters of credit of $20.8 million issued by banks under the amended 2001 credit facility.  The letters of credit utilize borrowing capacity in like amount under the revolving facility.  A portion of the outstanding letters of credit is related to a performance guaranty required by the contract between AHCCCS and Phoenix Health Plan, which is owned by a subsidiary of the Company, while the remainder is related to the Company’s workers’ compensation program.  The Company is subject to certain restrictive and financial covenants under the amended 2001 credit facility.  The Company was in compliance with all such covenants as of March 31, 2004.

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

Derivatives

            On February 15, 2002, the Company entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%.  The swap agreement was scheduled to mature upon the maturity or redemption of the 9.75% Notes but was terminable by either party at any time.  The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1.  The swap qualified as a fair value hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  On August 13, 2002, the Company terminated the swap agreement resulting in a cash payment to the Company from Bank of America, N.A. of $5.5 million.  Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date.  The $5.3 million portion of the payment was recorded as a deferred gain and will be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes.  The unamortized deferred gain is included in other liabilities on the accompanying condensed consolidated balance sheets as of June 30, 2003 and March 31, 2004.

            On January 17, 2003, the Company entered into an agreement with Bank of America, N.A. to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of its $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing July 3, 2003 and ending July 3, 2004.  The swap agreement initially qualified as a cash flow hedge under SFAS 133, and the Company elected the shortcut method of accounting due to the highly effective nature of the swap.  However, in March 2004, the Company elected a term loan LIBOR contract under its amended 2001credit facility that differed from the interest periods established under the swap agreement thus causing the swap derivative to lose its effectiveness.  As a result, the Company recorded interest expense of $0.3 million for the quarter ended March 31, 2004, representing the estimated remaining liability under the swap agreement for the period April 2004 through the maturity of the swap agreement, and reversed amounts previously reported as accumulated other comprehensive loss.

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

            In May 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  SFAS 149 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

            In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This interpretation of ARB No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities.  Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity.  Application of Interpretation No. 46 is required for periods ending after December 15, 2003, for public entities with interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities.  Application by public entities for all other types of variable interest entities is required for periods ending after March 15, 2004.  Application by non-public entities to all types of variable interest entities is required at various dates in 2004 and 2005.  The Company does not expect Interpretation No. 46 to have a significant impact on its future results of operations, financial position or cash flows.

            In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantors, Including Indirect Guarantees of Indebtedness of Others.  Interpretation No. 45 requires that certain guarantees be recorded at fair value at inception and requires additional disclosures on existing guarantees even if the likelihood of future liability under the guarantees is deemed remote.  The provisions of Interpretation No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  Interpretation No. 45 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

            In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”), which supersedes the provisions of EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS 146 requires companies to establish liabilities for costs to exit an activity when the costs are incurred as opposed to the date when the companies commit to the exit plan.  Exit costs covered by SFAS 146 include, but are not limited to, certain employee severance and relocation costs, lease termination costs and other costs related to restructuring or discontinuing operations.  SFAS 146 is effective for exit activities initiated after December 31, 2002.  SFAS 146 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

            The following tables provide condensed financial information by business segment for the three months and nine months ended March 31, 2003 and 2004, respectively, including a reconciliation of Segment EBITDA to income before income taxes (in millions).

	Three months ended March 31, 2003				Three months ended March 31, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$348.4	$–	$348.4	$–	$385.0	$–	$385.0
Premium revenues	54.0	–	–	54.0	76.7	–	–	76.7
Inter-segment revenues	–	6.0	(6.0)	–	–	7.6	(7.6)	–

Total revenues	54.0	354.4	(6.0)	402.4	76.7	392.6	(7.6)	461.7

Operating expenses - external	45.2	324.3	–	369.5	62.7	351.6	–	414.3
Operating expenses - inter-segment	6.0	–	(6.0)	–	7.6	–	(7.6)	–

Total operating expenses	51.2	324.3	(6.0)	369.5	70.3	351.6	(7.6)	414.3

Segment EBITDA(1)	2.8	30.1	–	32.9	6.4	41.0	–	47.4

Less:
Interest, net	0.5	9.9	–	10.4	0.4	10.7	–	11.1
Depreciation and amortization	0.4	12.5	–	12.9	0.5	15.2	–	15.7
Minority interests	–	(0.1)	–	(0.1)	–	(0.4)	–	(0.4)
Equity method loss (income)	–	(1.0)	–	(1.0)	–	(0.8)	–	(0.8)
Non-cash stock compensation	–	–	–	–	–	0.1	–	0.1
Loss (gain) on sale of assets	–	0.1	–	0.1	–	–	–	–

Income before income taxes	$1.9	$8.7	$–	$10.6	$5.5	$16.2	$–	$21.7

	Nine months ended March 31, 2003				Nine months ended March 31, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$775.7	$–	$775.7	$–	$1,100.0	$–	$1,100.0
Premium revenues	161.9	–	–	161.9	213.6	–	–	213.6
Inter-segment revenues	–	19.4	(19.4)	–	–	21.0	(21.0)	–

Total revenues	161.9	795.1	(19.4)	937.6	213.6	1,121.0	(21.0)	1,313.6

Operating expenses - external	132.4	730.2	–	862.6	176.0	1,015.8	–	1,191.8
Operating expenses - inter-segment	19.4	–	(19.4)	–	21.0	–	(21.0)	–

Total operating expenses	151.8	730.2	(19.4)	862.6	197.0	1,015.8	(21.0)	1,191.8

Segment EBITDA(1)	10.1	64.9	–	75.0	16.6	105.2	–	121.8

Less:
Interest, net	(0.3)	25.2	–	24.9	1.5	30.9	–	32.4
Depreciation and amortization	1.2	30.8	–	32.0	1.5	45.2	–	46.7
Minority interests	–	0.4	–	0.4	–	(2.3)	–	(2.3)
Equity method loss (income)	–	(1.2)	–	(1.2)	–	(2.6)	–	(2.6)
Non-cash stock compensation	–	–	–	–	–	0.1	–	0.1
Loss (gain) on sale of assets	–	(0.1)	–	(0.1)	–	(0.8)	–	(0.8)

Income before income taxes	$9.2	$9.8	$–	$19.0	$13.6	$34.7	$–	$48.3

Segment assets	$53.2	$1,119.1		$1,172.3	$28.0	$1,280.1		$1,308.1

Capital expenditures	$0.2	$49.9		$50.1	$0.4	$101.7		$102.1

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, non-cash stock compensation, gain or loss on sale of assets and debt extinguishment costs.  Management uses Segment EBITDA to measure performance for the Company’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

8.         COMMITMENTS AND CONTINGENCIES

            In certain of its acquisitions, the Company has committed to meet certain minimum post-acquisition capital expenditure requirements and certain construction and facility expansion obligations.  Management continually monitors compliance with these commitments.  In addition, management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with these contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on the Company’s results of operations or financial position, but the capital expenditure commitments could have an effect on the timing of the Company’s cash flows, including its need to borrow additional amounts under its revolving credit facility.

Capital Expenditure Commitments

            The Company has committed to make capital expenditures of $200.0 million in the acquisition agreement related to its purchase of the BHS assets and $50.0 million in the acquisition agreement related to its purchase of Phoenix Baptist Hospital and Arrowhead Community Hospital.  As of March 31, 2004, the remaining commitment under the BHS purchase agreement was approximately $136.6 million while the remaining aggregate commitment under the Phoenix Baptist Hospital and Arrowhead Community Hospital agreement was approximately $4.8 million.  The commitments may be satisfied by third parties on behalf of the Company, including construction of medical office buildings by unrelated developers.  Aside from commitments under acquisition agreements, the Company also estimates a remaining commitment of $3.8 million related to the construction of West Valley Hospital in metropolitan Phoenix, Arizona and $47.0 million to complete in-process capital projects at other hospitals.

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

Net Revenue

            Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the program, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  There is typically a lag period of up to five months between the hospital Medicare year-end date and the filing of the cost report.  Net adjustments to third party settlements resulted in increases to income before income taxes of $3.6 million and $5.0 million for the three months ended March 31, 2003 and 2004, respectively, and $6.1 million and $9.4 million for the nine months ended March 31, 2003 and 2004, respectively.  The Company recorded $11.0 million and $8.4 million of charity care revenue deductions during the three months ended March 31, 2003 and 2004, respectively, and $17.8 million and $25.4 million of charity care revenue deductions during the nine months ended March 31, 2003 and 2004, respectively.

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

            As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $15.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of March 31, 2004, the Company maintained this performance guarantee in the form of surety bonds totaling $10.0 million with independent third party insurers that expire on September 30, 2004 and a letter of credit issued to AHCCCS in the amount of $5.0 million.  The Company also was required to arrange for a $1.0 million letter of credit to collateralize its $10.0 million in surety bonds obtained from the third party insurers.

9.         COMPREHENSIVE INCOME

            The components of comprehensive income, net of related taxes, are as follows (in millions).

	Nine months ended March 31,
	2003	2004

Net income	$11.6	$29.9
Other comprehensive loss related to fair value of interest rate swap	–	(0.3)
Reversal of other comprehensive loss	–	0.3

Comprehensive income	$11.6	$29.9

10.       FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
            NON-GUARANTOR SUBSIDIARIES

            The Company conducts substantially all of its business through its subsidiaries.  Most of the Company’s subsidiaries jointly and severally guarantee the 9.75% Notes on an unsecured senior subordinated basis.  Certain other consolidated entities, some of which are not wholly owned by the Company, have not guaranteed the 9.75% Notes in conformity with the provisions of the indenture governing the 9.75% Notes and also have not guaranteed the amended 2001 credit facility in conformity with the provisions thereof.  The condensed consolidating financial information for the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2003 and March 31, 2004 and for the three months and nine months ended March 31, 2003 and 2004, follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2004
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$–	$3.7	$23.9	$–	$27.6
Accounts receivable, net	–	212.5	26.6	–	239.1
Supplies	–	29.8	4.2	–	34.0
Prepaid expenses and other current assets	10.6	19.7	3.4	(1.9)	31.8

Total current assets	10.6	265.7	58.1	(1.9)	332.5

Property, plant and equipment, net	–	755.5	65.2	–	820.7
Goodwill	–	105.3	0.3	–	105.6
Intangible assets, net	–	35.0	1.3	–	36.3
Investments in subsidiaries	408.8	–	–	(408.8)	–
Other assets	–	12.9	16.6	(16.5)	13.0

Total assets	$419.4	$1,174.4	$141.5	$(427.2)	$1,308.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$83.4	$7.2	$–	$90.6
Accrued expenses and other current liabilities	1.5	130.4	10.7	(2.8)	139.8
Current maturities of long-term debt	–	3.8	1.5	–	5.3

Total current liabilities	1.5	217.6	19.4	(2.8)	235.7

Other liabilities	35.6	22.7	33.8	(3.3)	88.8
Long-term debt, less current maturities	–	520.2	0.7	–	520.9
Intercompany	(80.4)	26.8	68.4	(14.8)	–
Payable-In-Kind Preferred Stock	59.9	–	–	–	59.9
Stockholders’ equity	402.8	387.1	19.2	(406.3)	402.8

Total liabilities and stockholders’ equity	$419.4	$1,174.4	$141.5	$(427.2)	$1,308.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended March 31, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$319.7	$28.7	$–	$348.4
Premium revenues	–	54.0	5.1	(5.1)	54.0

Total revenues	–	373.7	33.8	(5.1)	402.4

Salaries and benefits	–	162.2	13.1	–	175.3
Supplies	–	60.7	5.6	–	66.3
Medical claims expense	–	40.5	–	–	40.5
Purchased services	–	23.2	3.2	–	26.4
Provision for doubtful accounts	–	22.3	1.9	–	24.2
Insurance	–	7.4	6.2	(5.1)	8.5
Other operating expenses	–	20.5	2.5	–	23.0
Rents and leases	–	4.7	0.4	–	5.1
Depreciation and amortization	–	12.6	0.3	–	12.9
Interest, net	–	9.6	0.8	–	10.4
Management fees	–	(0.1)	0.1	–	–
Other	–	(0.8)	–	–	(0.8)

Total costs and expenses	–	362.8	34.1	(5.1)	391.8

Income (loss) before income taxes	–	10.9	(0.3)	–	10.6
Income tax expense	4.0	–	–	–	4.0
Equity in earnings of subsidiaries	10.6	–	–	(10.6)	–

Net income (loss)	$6.6	$10.9	$(0.3)	(10.6)	$6.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the three months ended March 31, 2004
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$348.6	$36.4	$–	$385.0
Premium revenues	–	76.7	4.8	(4.8)	76.7

Total revenues	–	425.3	41.2	(4.8)	461.7

Salaries and benefits	–	171.4	18.8	–	190.2
Supplies	–	67.1	6.6	–	73.7
Medical claims expense	–	55.8	–	–	55.8
Purchased services	–	19.4	3.2	–	22.6
Provision for doubtful accounts	–	26.9	2.5	–	29.4
Insurance	–	7.7	6.6	(4.8)	9.5
Other operating expenses	–	23.1	3.5	–	26.6
Rents and leases	–	5.2	0.9	–	6.1
Depreciation and amortization	–	14.6	1.1	–	15.7
Interest, net	–	10.3	0.8	–	11.1
Management fees	–	(0.8)	0.8	–	–
Other	–	(0.7)	–	–	(0.7)

Total costs and expenses	–	400.0	44.8	(4.8)	440.0

Income (loss) before income taxes	–	25.3	(3.6)	–	21.7
Income tax expense	7.9	–	–	–	7.9
Equity in earnings of subsidiaries	21.7	–	–	(21.7)	–

Net income (loss)	$13.8	$25.3	$(3.6)	$(21.7)	$13.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the nine months ended March 31, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$688.7	$87.0	$–	$775.7
Premium revenues	–	161.9	12.7	(12.7)	161.9

Total revenues	–	850.6	99.7	(12.7)	937.6

Salaries and benefits	–	361.9	40.4	–	402.3
Supplies	–	121.4	16.3	–	137.7
Medical claims expense	–	118.9	–	–	118.9
Purchased services	–	54.6	6.9	–	61.5
Provision for doubtful accounts	–	46.2	5.6	–	51.8
Insurance	–	23.7	10.1	(12.7)	21.1
Other operating expenses	–	44.7	12.3	–	57.0
Rents and leases	–	11.3	1.3	–	12.6
Depreciation and amortization	–	30.4	1.6	–	32.0
Interest, net	–	23.2	1.7	–	24.9
Management fees	–	(1.3)	1.3	–	–
Other	–	(1.2)	–	–	(1.2)

Total costs and expenses	–	833.8	97.5	(12.7)	918.6

Income before income taxes	–	16.8	2.2	–	19.0
Income tax expense	7.4	–	–	–	7.4
Equity in earnings of subsidiaries	19.0	–	–	(19.0)	–

Net income	$11.6	$16.8	$2.2	$(19.0)	$11.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING INCOME STATEMENTS
For the nine months ended March 31, 2004
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$990.7	$109.3	$–	$1,100.0
Premium revenues	–	213.6	14.4	(14.4)	213.6

Total revenues	–	1,204.3	123.7	(14.4)	1,313.6

Salaries and benefits	–	495.4	53.8	–	549.2
Supplies	–	189.2	18.3	–	207.5
Medical claims expense	–	156.7	–	–	156.7
Purchased services	–	57.1	10.2	–	67.3
Provision for doubtful accounts	–	80.4	9.3	–	89.7
Insurance	–	22.7	20.0	(14.4)	28.3
Other operating expenses	–	63.0	10.6	–	73.6
Rents and leases	–	14.9	2.3	–	17.2
Depreciation and amortization	–	43.3	3.4	–	46.7
Interest, net	–	29.6	2.8	–	32.4
Management fees	–	(2.3)	2.3	–	–
Other	–	(3.3)	–	–	(3.3)

Total costs and expenses	–	1,146.7	133.0	(14.4)	1,265.3

Income (loss) before income taxes	–	57.6	(9.3)	–	48.3
Income tax expense	18.4	–	–	–	18.4
Equity in earnings of subsidiaries	48.3	–	–	(48.3)	–

Net income (loss)	$29.9	$57.6	$(9.3)	$(48.3)	$29.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2003
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income	$11.6	$16.8	$2.2	$(19.0)	$11.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	–	30.4	1.6	–	32.0
Provision for doubtful accounts	–	46.2	5.6	–	51.8
Amortization of loan costs	–	1.1	–	–	1.1
Loss (gain) on sale of assets	–	(0.1)	–	–	(0.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(19.0)	–	–	19.0	–
Accounts receivable	–	(44.9)	(3.7)	–	(48.6)
Supplies	–	(1.0)	(0.2)	–	(1.2)
Prepaid expenses and other current assets	–	15.3	0.9	–	16.2
Accounts payable	–	2.3	(1.4)	–	0.9
Accrued expenses and other current liabilities	2.1	(32.0)	4.8	–	(25.1)
Other liabilities	6.2	20.5	2.2	–	28.9

Net cash provided by operating activities	0.9	54.6	12.0	–	67.5
Investing activities:
Acquisitions, including working capital settlement payments	–	(294.1)	(2.9)	–	(297.0)
Capital expenditures	–	(43.3)	(6.8)	–	(50.1)
Proceeds from asset dispositions	–	1.6	–	–	1.6
Other	–	0.1	0.2	–	0.3

Net cash used in investing activities	–	(335.7)	(9.5)	–	(345.2)
Financing activities:
Proceeds from long-term debt	–	167.6	–	–	167.6
Payments of long-term debt and capital leases	–	(3.0)	(0.4)	–	(3.4)
Payments of loan costs	–	(2.3)	–	–	(2.3)
Cash provided by intercompany activity	(80.9)	75.3	5.6	–	–
Proceeds from termination of swap agreement	–	5.5	–	–	5.5
Proceeds from syndication of joint venture interests	–	0.2	–	–	0.2
Exercise of stock options	–	–	–	–	–
Proceeds from common stock and PIK preferred stock issuances	80.0	–	–	–	80.0

Net cash provided by (used in) financing activities	(0.9)	243.3	5.2	–	247.6

Net increase (decrease) in cash and cash equivalents	–	(37.8)	7.7	–	(30.1)
Cash and cash equivalents, beginning of period	–	56.3	(0.9)	–	55.4

Cash and cash equivalents, end of period	$–	$18.5	$6.8	$–	$25.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2004
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$29.9	$57.6	$(9.3)	$(48.3)	$29.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	43.3	3.4	–	46.7
Provision for doubtful accounts	–	80.4	9.3	–	89.7
Amortization of loan costs	–	1.4	–	–	1.4
Loss (gain) on sale of assets	–	(0.8)	–	–	(0.8)
Non-cash stock compensation	–	0.1	–	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(48.3)	–	–	48.3	–
Accounts receivable	–	(107.7)	(7.3)	–	(115.0)
Supplies	–	(1.0)	(0.9)	–	(1.9)
Prepaid expenses and other current assets	(10.6)	(15.2)	17.7	–	(8.2)
Accounts payable	–	0.6	(1.8)	–	(1.2)
Accrued expenses and other current liabilities	(1.7)	1.5	(4.4)	–	(4.6)
Other liabilities	25.4	(1.7)	(0.5)	–	23.3

Net cash provided by (used in) operating activities	(5.3)	58.5	6.2	–	59.4
Investing activities:
Acquisitions, including working capital settlement payments	–	(12.3)	–	–	(12.3)
Capital expenditures	–	(95.2)	(6.9)	–	(102.1)
Proceeds from asset dispositions	–	6.2	–	–	6.2
Other	–	5.7	(6.4)	–	(0.7)

Net cash used in investing activities	–	(95.6)	(13.3)	–	(108.9)
Financing activities:
Proceeds from long-term debt	–	177.5	–	–	177.5
Payments of long-term debt and capital leases	–	(127.3)	(3.3)	–	(130.6)
Proceeds from syndication of joint venture interests	–	3.0	–	–	3.0
Exercise of stock options	–	0.1	–	–	0.1
Payment to retire common stock	–	(0.1)	–	–	(0.1)
Cash provided by (used in) intercompany activity	5.3	(33.6)	28.3	–	–

Net cash provided by financing activities	5.3	19.6	25.0	–	49.9

Net increase (decrease) in cash and cash equivalents	–	(17.5)	17.9	–	0.4
Cash and cash equivalents, beginning of period	–	21.2	6.0	–	27.2

Cash and cash equivalents, end of period	$–	$3.7	$23.9	$–	$27.6

11.       SUBSEQUENT EVENT

            Effective May 1, 2004, the Company completed the purchase of certain assets of one diagnostic imaging center from a subsidiary of Radiologix, Inc. and the purchase of such subsidiary’s partnership interests in five additional diagnostic imaging centers, in respect of which the Company already owned all other partnership interests, in San Antonio, Texas.  The base purchase price for the transaction was $10.5 million.  The Company accounted for the transaction using the purchase method of accounting and funded the purchase price using available cash on hand.

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

            •  Changes in general economic conditions

            •  Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts

            •  The impact of changes to our charity care and self-pay discounting policies

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

Overview

            As of March 31, 2004, we owned and operated 16 hospitals with a total of 3,784 licensed beds, and related outpatient service locations complementary to the hospitals providing health care services to the metropolitan Phoenix, Arizona, Chicago, Illinois, San Antonio, Texas, and Los Angeles/Orange County, California markets.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan, which serves approximately 96,000 members in Arizona; and MacNeal Health Providers, which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 48,000 member lives in metropolitan Chicago, Illinois.  Our objective is to provide high-quality, cost-effective health care services in the communities we serve.  We focus our operations and business development in urban and suburban markets, specifically on those facilities where we identify an opportunity to improve operating performance and profitability and increase market share, either through a network of hospitals and other health care facilities or a single well-positioned facility.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

            We have implemented multiple operating strategies to achieve our objective of providing high-quality, cost-effective health care services in the communities we serve.  These strategies include quality control, expansion of services, partnering with physicians and health care professionals and identifying growing geographic areas in need of our services for expansion or acquisition opportunities.  If we achieve these strategies, we will realize the patient volume and revenue growth that is key to our operating performance.  We must also identify and manage the risks associated with our growth strategies including acquisition risks, payer reimbursement risks, case and resource management risks and competition.  Recent trends that management will continue to monitor and address include increased bad debts arising from an increase in self-pay accounts receivable, newly enacted Medicare regulations, expanded charity care programs, potential state Medicaid funding cuts, rising professional liability costs, nurse staffing regulations and resource constraints and potential impairment issues related to one of our Phoenix hospitals.  The following paragraphs more fully describe the strategies, risks and trends mentioned above.

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

•

Identifying geographic markets that provide a strategic fit with the Company’s goals and objectives and leveraging population growth in existing markets.  We expect to continue pursuing acquisition activities in markets where we can obtain significant market share and capture additional business serving the aging U.S. population.

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

Although we expect the above initiatives to increase our patient volume, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  For the nine months ended March 31, 2004, managed care (including Medicare and Medicaid managed care plans), Medicare and Medicaid payers accounted for 45.8%, 30.4% and 6.9% of patient service revenues, respectively.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the health care services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues; however, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to achieve increased reimbursement arrangements while maintaining patient volume.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare DRG payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the nine months ended March 31, 2004, 63.6% of total surgeries performed in our facilities were outpatient surgeries.  Outpatient revenues as a percentage of total gross patient revenues were 34.6% for the nine months ended March 31, 2003 and 2004.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which supports increased inpatient days and surgeries.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

•

Intense market competition may limit our ability to enter choice markets or to recruitand retain quality health care personnel.  We face growing competition in our industry.  Consolidation of hospitals into for-profit or not-for-profit systems continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive health care services, recruiting and retaining qualified health care professionals and effectively managing payer relationships.

Impact of Acquisitions

            Acquiring acute care hospitals in urban and suburban markets that fit our strategic objectives is a key part of our business strategy.  Since we have grown most years through acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.  In addition, since we own a relatively small number of hospitals, even a single hospital acquisition can have a material effect on our overall operating performance.  When we acquire a hospital, we generally implement a number of measures to lower costs, and we often make significant investments in the facility to expand services, strengthen the medical staff and improve our overall market position.  The effects of these initiatives are not generally realized immediately.  Therefore, the financial performance of a newly acquired hospital may adversely affect our overall performance in the short term.

            On January 3, 2003, but effective January 1, 2003, we acquired substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related health care businesses located in and around San Antonio, Texas, from Baptist Health System (“BHS”).  The BHS acquisition purchase price was $306.1 million, comprised of cash of $258.5 million, $30.0 million of our Series B payable-in-kind preferred redeemable preferred stock and approximately $17.6 million of our convertible subordinated notes due 2013 bearing interest at 8.18% per annum.  The total purchase price included $12.3 million of payments made during the second quarter of fiscal 2004 to settle acquired working capital adjustments and other acquisition obligations.  We funded the cash portion of the purchase price with $150.0 million of term loan borrowings under our amended 2001 credit facility, $50.0 million from private sales of our common stock and $58.5 million of cash on hand.  The operations of BHS are included in the condensed consolidated income statements for the three months ended March 31, 2003 and 2004, and for the nine months ended March 31, 2004.

Revenue/Volume Trends

            Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the first nine months of fiscal 2004, we experienced a 39.9% increase in discharges and a 38.8% increase in hospital adjusted discharges compared to the same period in fiscal 2003, primarily due to the acquisition of BHS in January 2003.  On a same hospital basis, discharges and adjusted discharges-hospitals increased 2.2% and 4.8%, respectively, during the first nine months of fiscal 2004 compared to the same period in fiscal 2003.  The same hospital comparisons include the effects of the opening of West Valley Hospital in Goodyear, Arizona, during September 2003, as this hospital replaced our freestanding emergency center in that geographic area.  The following table provides details of discharges by payer for the three months and nine months ended March 31, 2004 compared to the same periods ended March 31, 2003.

	Three months ended March 31,		Nine months ended March 31,
Discharges by payer	2003	2004	2003	2004

Medicare	10,841	12,227	22,121	34,067
Medicaid	3,949	3,994	9,915	12,173
Managed care	19,393	19,989	43,820	59,312
Self pay	982	1,198	1,626	3,526
Other	586	479	1,450	1,371

Total	35,751	37,887	78,932	110,449

            We attribute the same hospital volume improvements to expanded service offerings, new contracts negotiated with certain managed care providers and our market-driven management strategies.  We expect our volume growth trend to continue.  However, restoring the community’s confidence in hospitals we have acquired from previous owners and staying ahead of our competition in the markets we serve require continuous long-term focus.

            The majority of our revenues are based on negotiated, per diem or pre-determined payment structures that are far less than the amounts we would otherwise charge for our services.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Our patient revenue per adjusted hospital discharge increased 2.4% from $6,285 to $6,436 during the first nine months of fiscal 2004 compared to the same period in fiscal 2003.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by increasing revenue deductions and decreasing the provision for doubtful accounts.  There is no guarantee that future reimbursement rates, even if improved, will sufficiently cover potential increases in the costs of providing health care services to our patients.

            Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit

Medicare outlier payments to between five and six percent of total DRG payments.  To achieve this mandate, in recent years CMS has periodically increased the cost threshold used to determine eligibility for and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our ratio of Medicare outlier payments to Medicare DRG payments is 1.3%.  Thus, we do not believe that we have a high level of outlier payments.  CMS recently adopted a final rule that modified the outlier formula in an effort to more accurately distribute outlier payments from the outlier pool to claiming hospitals and to ensure that hospitals cannot inappropriately manipulate outlier payments.  Once the rule was adjusted, CMS actually decreased the outlier threshold for federal fiscal year 2004 to $31,000 from $33,560 in federal fiscal year 2003.  Other modifications made by CMS include allowing fiscal intermediaries to utilize more recent tentative cost report information to determine outlier payments, requiring the use of hospital-specific cost to charge ratios in most cases and establishing a mechanism of recoupment of previous overpayments.  Based on the guidelines set forth in the final rule, we do not believe that our current level of outlier payments will be materially affected.

            We also recognize premium revenues from our Medicaid managed health plan in Phoenix, Arizona, Phoenix Health Plan and from MacNeal Health Providers in Chicago, Illinois, which is a payer for certain physician and outpatient services for certain capitated member lives.  Premium revenues increased by $51.7 million or 31.9% during the first nine months of fiscal 2004 compared to the same period in fiscal 2003.  The primary reason for this revenue increase was the increase in Phoenix Health Plan membership from approximately 76,000 covered lives as of March 31, 2003 to approximately 96,000 covered lives as of March 31, 2004.  A portion of this increase resulted from a greater number of patients qualifying for coverage under the state Medicaid program, Arizona Health Care Cost Containment System or “AHCCCS”, after the passage of Proposition 204.  Also, Phoenix Health Plan’s membership increased due to decisions by competing plans to discontinue their services to the counties that we serve.  Our contract with AHCCCS was recently renewed for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  Should our contract with AHCCCS terminate, our future operating results and cash flows could be materially adversely affected.

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

            Accounts Receivable Collection Risks Leading to Increased Bad Debts

            Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable.  The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including general economic weakness, higher levels of patient deductibles and co-insurance, reductions in coverage by certain state Medicaid programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating health care costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.   However, we believe that increased bad debts will remain a prevalent trend in the hospital industry during the foreseeable future.

            Effects of the Recently Enacted Medicare Prescription Drug Bill

            The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the “2003 Act”, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit that will provide direct relief to Medicare beneficiaries starting in 2006, the 2003 Act provides a number of potential benefits to our hospitals including, but not limited to: a provision confirming current law that the update factor for inpatients for federal fiscal year 2004 will be the full market basket of 3.4%; a provision effective October 1, 2004 setting a lower threshold for determining when CMS is required to provide additional reimbursement for new technologies that would receive inadequate payment if assigned to a standard DRG; provisions basically providing hospitals with more reimbursement for outpatient drugs; a provision increasing the payments teaching hospitals receive for the indirect operating expenses incurred for training interns and residents in the last half of federal fiscal year 2004 and all of federal fiscal years 2005 and 2006, but decreasing such amount slightly in federal fiscal year 2007; a provision increasing our reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0; a provision allocating $250.0 million per year for federal years 2005-2008 to pay for health care costs of undocumented aliens, a provision giving hospitals relief during calendar year 2004 making it easier for them to obtain payments related to their residents in family practice programs; a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services; and a provision mandating that CMS pay the routine costs associated with category A (experimental/investigational) clinical trials beginning January 1, 2005; among others. The 2003 Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.  In addition, for federal fiscal years 2005, 2006 and 2007, the Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data will receive an update equal to the market basket minus 0.4%. We intend to have our hospitals comply with this reporting requirement.  On balance,however,we believe that the 2003 Act may have a positive impact on our operating results, especially if future legislation does not decrease the full market basket updates for federal fiscal years 2005, 2006 and 2007 for those hospitals complying with the new reporting requirement.

            Expansion of Charity Care

We currently record revenue deductions for patient accounts that meet our guidelines for charity care.  Certain other hospital companies have recently proposed policies to provide discounts from gross charges to certain patients without qualifying insurance who would not qualify for charity care under historical charity care policies.  CMS has indicated that it is aware of no regulations or guidelines preventing implementation of such policies.  We are in the process of adopting similar policies in addition to our current charity care policies.  Implementation of such policies could result in decreased revenues with a lesser offsetting impact to the provision for doubtful accounts.

            State Medicaid Funding Cuts

            Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts.  These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions.  Two of the states in which we operate, California and Texas, have already reduced, or announced plans to reduce, state Medicaid funding.  We are unable to assess the financial impact of enacted or proposed state funding cuts at this time.  We remain at risk for additional funding decreases by the other states in which we operate, which could materially reduce our operating results and cash flows.

            Rising Professional Liability Costs

            Effective June 1, 2002, we established a wholly owned captive insurance subsidiary to insure our professional and general liability risks for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers for aggregate claims up to $100.0 million.  The cost of insurance has negatively affected operating results and cash flows throughout the health care industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  Also, many physicians practicing in our hospitals have encountered difficulty in obtaining malpractice insurance.  In the event these physicians are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants, which would adversely affect our future operating results and cash flows.  We last renewed our third party coverage with the same $100.0 million limit for the period June 1, 2003 to May 31, 2004, resulting in excess coverage premium increases of 15-20%.  We are currently negotiating our third party coverage for the period June 1, 2004 to May 31, 2005.  The current industry environment appears to indicate an increase in the quantity and severity of malpractice claims.  However, some states, including Texas, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages.  Absent significant additional legislation to curb the size of malpractice judgments in the other states, we expect our recent trend of increased insurance costs to continue for the foreseeable future.

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

Potential Impairment Concerns

We continue to experience operating results that do not meet our expectations at one of our Phoenix hospitals.  Since the reopening of the hospital’s emergency department in July 2003 and the purchase of a minority interest in the hospital by a large multi-specialty physician group in August 2003, this hospital has not achieved the patient volume growth and cash flow growth that we had anticipated.  However, the most recent financial performance of this hospital is encouraging, and we continue to believe that the hospital’s operating results will continue to improve gradually over the next few months.  Should the hospital not realize the financial improvement we expect over the next few reporting periods, we may realize an impairment of long-lived assets that could have a material adverse affect on our future operating results.

Results of Operations

            The following tables present summaries of our operating results for the three months and nine months ended March 31, 2003 and 2004.

	(Unaudited) Three months ended March 31,

	2003		2004
	Amount	%	Amount	%

	(In millions)

Patient service revenues	$348.4	86.6%	$385.0	83.4%
Premium revenues	54.0	13.4%	76.7	16.6%

Total revenues	402.4	100.0%	461.7	100.0%

Salaries and benefits	175.3	43.5%	190.2	41.2%
Supplies	66.3	16.5%	73.7	15.9%
Medical claims expense	40.5	10.1%	55.8	12.1%
Provision for doubtful accounts	24.2	6.0%	29.4	6.4%
Insurance	8.5	2.1%	9.5	2.1%
Other operating expenses	54.7	13.6%	55.7	12.0%
Depreciation and amortization	12.9	3.2%	15.7	3.4%
Interest, net	10.4	2.6%	11.1	2.4%
Minority interests and other expenses	(1.0)	(0.2)%	(1.1)	(0.2)%

Income before income taxes	10.6	2.6%	21.7	4.7%
Provision for income taxes	4.0	1.0%	7.9	1.7%

Net income	$6.6	1.6%	$13.8	3.0%

	(Unaudited) Nine months ended March 31,

	2003		2004
	Amount	%	Amount	%

	(In millions)

Patient service revenues	$775.7	82.7%	$1,100.0	83.7%
Premium revenues	161.9	17.3%	213.6	16.3%

Total revenues	937.6	100.0%	1,313.6	100.0%

Salaries and benefits	402.3	42.9%	549.2	41.8%
Supplies	137.7	14.7%	207.5	15.8%
Medical claims expense	118.9	12.7%	156.7	11.9%
Provision for doubtful accounts	51.8	5.5%	89.7	6.8%
Insurance	21.1	2.3%	28.3	2.2%
Other operating expenses	130.8	13.9%	160.4	12.2%
Depreciation and amortization	32.0	3.4%	46.7	3.5%
Interest, net	24.9	2.7%	32.4	2.5%
Minority interests and other expenses	(0.9)	(0.1)%	(5.6)	(0.4)%

Income before income taxes	19.0	2.0%	48.3	3.7%
Provision for income taxes	7.4	0.8%	18.4	1.4%

Net income	$11.6	1.2%	$29.9	2.3%

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.  For the same hospital indicators presented below, our newly opened West Valley Hospital is included for the three months and nine months ended March 31, 2004, for same hospital comparison purposes.

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2003	2004	2003	2004

Number of hospitals at the end of period	15	16	15	16
Licensed beds	3,666	3,784	3,666	3,784
Discharges (a)	35,751	37,887	78,932	110,449
Adjusted discharges - hospitals (b)	51,100	54,767	115,890	160,848
Average length of stay (c)	4.33	4.25	4.14	4.21
Patient days (d)	154,857	161,127	326,515	464,699
Adjusted patient days - hospitals (e)	218,975	229,475	474,947	667,047
Net revenue per adjusted discharge - hospitals (f)	$6,477	$6,646	$6,285	$6,436
Outpatient surgeries (g)	14,367	15,317	34,406	44,747
Emergency room visits (h)	118,738	128,052	275,922	383,753
Gross revenue payer mix:
Medicare	33.0%	32.1%	29.9%	31.0%
Medicaid	8.4%	8.5%	8.4%	8.4%
Managed Care	52.1%	53.1%	54.8%	53.9%
Commercial	2.0%	2.0%	2.4%	2.0%
Self pay	4.5%	4.3%	4.5%	4.7%

	100.0%	100.0%	100.0%	100.0%

Same hospital indicators:
Number of hospitals	15	16	10	11
Total revenues (in millions) (i)	$402.4	$461.7	$820.2	$919.8
Patient service revenues (in millions) (j)	$348.4	$385.0	$658.2	$706.2
Discharges (k)	35,751	37,887	65,524	66,942
Adjusted discharges - hospitals (l)	51,100	54,767	97,995	102,744
Average length of stay (m)	4.33	4.25	4.03	4.05
Patient days (n)	154,857	161,127	263,796	271,397
Adjusted patient days - hospitals (o)	218,975	229,475	392,152	411,990
Net revenue per adjusted discharge – hospitals (p)	$6,477	$6,646	$6,280	$6,416
Outpatient surgeries (q)	14,367	15,317	30,339	32,334
Emergency room visits (r)	118,738	128,052	238,029	265,492

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

(i)

Same hospital total revenues represent revenues from entities owned (including health plans) for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.

(j)

Same hospital patient service revenues represent patient service revenues (excluding health plan premium revenues) from entities owned for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.

(k)

Same hospital discharges represent discharges for hospitals owned for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.

(l)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient patient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.

(m)

Same hospital average length of stay represents average length of stay for hospitals owned for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.

(n)

Same hospital patient days represent patient days for hospitals owned for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.

(o)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.

(p)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three month or nine month periods of both years presented, except that West Valley Hospital is included for the 2004 periods.  This statistic measures the average net payment expected to be received for a patient’s stay in the those hospitals.

(q)

Same hospital outpatient surgeries represent the number of surgeries performed on an outpatient basis (patient overnight stays not necessary) at hospitals or ambulatory surgery centers owned for the entire three month or nine month periods for both years presented, except that West Valley Hospital is included for the 2004 periods.

(r)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital or freestanding emergency room owned for the entire three month or nine month periods for both years presented, except that West Valley Hospital is included for the 2004 periods, regardless of whether an overnight stay is subsequently required.

Quarter ended March 31, 2004 compared to Quarter ended March 31, 2003

            Revenues.  The $59.3 million increase in revenues during the current year quarter was attributable to improved hospital volumes and increased membership at our Phoenix Health Plan compared to the prior year quarter.  Adjusted discharges at our hospitals increased by 7.2% during the current year quarter compared to the prior year quarter.  Emergency room visits and outpatient surgery volumes increased by 7.8% and 6.6%, respectively, during the current year quarter compared to the prior year quarter.  Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such health care services created by the high population growth in the markets we serve.

            Membership in our Arizona state managed Medicaid plan, Phoenix Health Plan, increased from approximately 76,000 at March 31, 2003 to approximately 96,000 at March 31, 2004.  The membership increase primarily related to the increased number of individuals eligible for coverage under the Arizona state Medicaid program since the enactment of Proposition 204 and the decisions by competing plans to discontinue their services in the counties we serve during October 2003.  We anticipate that enrollment will not fluctuate significantly during the foreseeable future.

            Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 2.6% during the current year quarter compared to the prior year quarter.  We continue to negotiate with managed care payers to receive favorable reimbursement for our services.  We have made considerable progress in these negotiations during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising health care costs.  The acuity of care required by our patients also affects this statistic.  We continually identify and implement services that enable us to maximize our return on investment and meet the needs of our patients.

            We continue to implement physician recruitment, emergency department expansion, surgery unit expansion, certain sub-acute unit expansions and intra-market resource sharing strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency room, psychiatric, rehabilitation, cardiac, radiology and surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings.

            Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $440.0 million or 95.3% of total revenues during the current year quarter, an improvement from 97.4% during the prior year period.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent our most significant costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.2% during the current year quarter, from 43.5% during the prior year quarter.  The decrease resulted primarily from a $22.7 million increase in premium revenues, which did not result in a significant increase in related salaries and benefits.  Absent the effect of the increased premium revenues, this ratio would have decreased slightly to 43.3% during the current year quarter compared to 43.5% during the prior year quarter.

The national nursing shortage has hindered our ability to control salaries and benefits.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona and Los Angeles/Orange County, California markets.  Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004.  As a result of these factors, we have hired additional nurses and utilized more costly outsourced nursing personnel.  Our comprehensive recruiting and retention plans for nurses that focus on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment has mitigated some of the effects of the nursing shortage.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues decreased to 15.9% during the current year quarter from 16.5% during the prior year quarter primarily due to the significant increase in premium revenues, which do not result in a significant increase in supplies. Supplies as a percentage of patient service revenues remained consistent quarter over quarter.  We expect this ratio to improve as we continue to transition supplies contracts at the BHS hospitals to our purchasing group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

•

Medical claims.  The $15.3 million increase in medical claims was due to the significant increase in enrollees at Phoenix Health Plan.  Medical claims expense as a percentage of premium revenues decreased to 72.7% during the current year quarter from 75.0% during the prior year quarter due to favorable trends in enrollee utilization of health care services.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $7.6 million, or 12.0% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts.  During the current year quarter, the provision for doubtful accounts as a percentage of patient service revenues increased to 7.6% from 6.9% during the prior year quarter.  During the current year quarter, we experienced a slight decrease in self-pay revenues as a percentage of patient service revenues.  Due to general economic conditions, collecting outstanding self-pay accounts has become increasingly difficult.  Additionally, our provision for doubtful accounts has been reduced in historical periods by the effects of greater than expected collections of accounts receivable included with hospital acquisitions.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  For the quarters ended March 31, 2003 and 2004, we recorded $11.0 million and $8.4 million of charity care revenue deductions, respectively.  Also, the implementation of Proposition 204 in Arizona, which expanded Medicaid coverage to include many previously uninsured patients, countered the trend of the increasing rate of self-pay revenues to total revenues.

            Income taxes.  The provision for income taxes increased from $4.0 million during the prior year quarter to $7.9 million during the current year quarter.  The decrease in the effective tax rate during the current year quarter was primarily due to reductions in permanent differences for minority interest income and dividends received deductions on investment earnings.

            Net income.  The $7.2 million quarter over quarter increase in net income results from the increased revenues as described above in excess of increased expenses.  Net income during the current year quarter was adversely affected by increases in depreciation and amortization, net interest and income taxes of $2.8 million, $0.7 million and $3.9 million, respectively, from prior year quarter amounts.  We view these costs as products of our strategic growth initiative.

Nine months ended March 31, 2004 compared to nine months ended March 31, 2003

            Revenues.  The $376.0 million increase in revenues during the current year period was attributable to revenues from the BHS acquisition of $276.5 million and same hospital revenues improvement of $99.5 million.  On a same hospital basis, discharges increased by 2.2% during the current year period, while adjusted discharges-hospitals (which includes a factor for outpatient volume) increased by 4.8%.  As previously discussed in the “Revenue/Volume Trends” section, our expansion strategies and managed care contracting efforts were the primary drivers of these increases.  Same hospital discharges and adjusted discharges-hospitals were favorably impacted by the opening of West Valley Hospital during September 2003.

            Of the $99.5 million in same hospital revenues improvement, $51.7 million related to increased premium revenues as a result of significantly increased enrollment in our Phoenix Health Plan year over year.  Membership in Phoenix Health Plan increased to approximately 96,000 as of March 31, 2004 compared to approximately 76,000 as of March 31, 2003.  The membership increase primarily related to the increased number of individuals eligible for coverage under the Arizona state Medicaid program since enactment of Proposition 204 and the decisions by competing plans to discontinue their services in the counties we serve during October 2003.  We anticipate that enrollment will not fluctuate significantly during the foreseeable future.

            We continue to implement physician recruitment, emergency department expansion, certain sub-acute unit expansions and intra-market resource sharing strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency room, psychiatric, rehabilitation, cardiac, radiology and surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings.

            Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $1,265.3 million or 96.3% of total revenues during the current year period, an improvement from 98.0% during the prior year period.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent our most significant costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.8% during the current year period, from 42.9% during the prior year period.  The decrease resulted primarily from a $51.7 million increase in premium revenues, which did not result in a significant increase in related salaries and benefits.  Absent the effect of the increased premium revenues, this ratio would have increased to 43.5% during the current year period compared to 42.9% during the prior year period.

The national nursing shortage has hindered our ability to control salaries and benefits.  We have experienced particular difficulty in retaining and recruiting nurses in our Phoenix, Arizona and Los Angeles/Orange County, California markets.  Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004.  As a result of these factors, we hired additional nurses and utilized more costly outsourced nursing personnel.  Our comprehensive recruiting and retention plans for nurses that focus on competitive salaries and benefits as well as employee satisfaction, best practices, tuition assistance, effective training programs and workplace environment has mitigated some of the effects of the nursing shortage.  However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future    needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues increased to 15.8% during the current year period from 14.7% during the prior year period primarily due to the acquisition of BHS in January 2003.  Supplies expense as a percentage of total revenues is higher for our San Antonio hospitals compared to our other hospitals.  We expect this ratio to improve as we continue to transition supplies contracts at the BHS hospitals to our purchasing group contract rates and fully implement materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

•

Medical claims.  The $37.8 million increase in medical claims was due to the significant increase in enrollees at Phoenix Health Plan.  Medical claims expense as a percentage of premium revenues remained consistent year over year.  Medical claims expense represents the amounts paid by the health plans for health care services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.   Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $21.0 million, or 11.8% of gross health plan medical claims expense, were eliminated in consolidation during the current year period.

•

Provision for doubtful accounts.  During the current year period, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.2% from 6.7% during the prior year period.  During the current year period, we experienced a slight increase in self-pay revenues as a percentage of patient service revenues.  Due to general economic conditions, collecting outstanding self-pay accounts has become increasingly difficult.  Additionally, our provision for doubtful accounts has been reduced in historical periods by the effects of greater than expected collections of accounts receivable included with hospital acquisitions.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  For the nine months ended March 31, 2003 and 2004, we recorded $17.8 million and $25.4 million of charity care revenue deductions, respectively.  Also, the implementation of Proposition 204 in Arizona, which expanded Medicaid coverage to include many previously uninsured patients, countered the trend of the increasing rate of self-pay revenues to total revenues.

            Income taxes.  The provision for income taxes increased from $7.4 million during the prior year period to $18.4 million during the current year period.  The decrease in the effective tax rate during the current year period was primarily due to reductions in permanent differences for minority interest income and dividends received deductions on investment earnings.

            Net income.  The $18.3 million year over year increase in net income results from the increased revenues as described above in excess of increased expenses.  Net income during the current year period was adversely affected by increases in depreciation and amortization, net interest and income taxes of $14.7 million, $7.5 million and $11.0 million, respectively, from prior year period amounts.  We view these costs as products of our strategic growth initiative.

Liquidity and Capital Resources

            At March 31, 2004, we had working capital of $96.8 million, including cash and cash equivalents of $27.6 million.  Working capital at June 30, 2003 was $37.1 million.  Cash provided by operating activities decreased from $67.5 million during the nine months ended March 31, 2003 to $59.4 million during the nine months ended March 31, 2004, primarily due to the timing of cash receipts for net accounts receivable balances during the current fiscal year.  The opening of West Valley Hospital in September 2003 and the reopening of the emergency department of Phoenix Memorial Hospital in July 2003 resulted in a buildup of accounts receivable of approximately $10.3 million during the current fiscal year.

            Cash used in investing activities decreased from $345.2 million for the nine months ended March 31, 2003 to $108.9 million for the nine months ended March 31, 2004, primarily due to $297.0 million of cash payments to acquire BHS in the prior year period.  We increased capital expenditures from $50.1 million for the nine months ended March 31, 2003 to $102.1 million for the nine months ended March 31, 2004.  The primary reasons for this increase are the capital expenditures related to the BHS hospitals and our construction of West Valley Hospital and our expansion initiatives at certain of our other hospitals.  We spent approximately $25.4 million related to our construction of West Valley Hospital in metropolitan Phoenix, Arizona during the nine months ended March 31, 2004.  We also spent $18.9 million related to other significant hospital expansion projects during the nine months ended March 31, 2004.  The funding of our capital expenditures is in part subject to the timing of capital expenditures at the BHS hospitals and Arrowhead Community Hospital and Phoenix Baptist Hospital required as part of the respective purchase agreements for these facilities.  As of March 31, 2004, the Company has funded or committed to fund approximately $108.6 million of its $250.0 million contractual commitment for these hospitals, and the Company expects to fulfill these commitments during the next four years.  The commitments can be satisfied by third party capital expenditures arranged by us.  For example, if we arranged for an unrelated developer to construct a medical office building in the market, such construction expenditures would satisfy a portion of our commitment.  We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

            Cash provided by financing activities decreased from $247.6 million for the nine months ended March 31, 2003 to $49.9 million for the nine months ended March 31, 2004.  The decrease was primarily attributable to term loan borrowings under our amended 2001 credit facility and issuances of common stock and PIK Preferred Stock during January 2003 to finance the BHS acquisition.

            On January 3, 2003, in connection with our purchase of the health care assets of Baptist Health System in San Antonio, Texas (“BHS”), we expanded our 2001 credit facility by adding a $150.0 million term loan facility to our existing revolving loan facility (“the amended 2001 credit facility”).  We utilized the proceeds of the $150.0 million in term loans to fund a portion of the purchase price paid to BHS.  The revolving loan facility capacity remains at $125.0 million under the amended 2001 credit facility.  Additionally, as part of the BHS purchase price, we issued approximately $17.6 million of our convertible subordinated notes, which provide for annual interest payments at 8.18% until maturity on January 3, 2013.  The notes are convertible at any time into our common stock at a $3,500 per share conversion price.  We may not redeem the notes prior to January 1, 2008, and must pay redemption prices of 102% and 101% for redemptions during the two years subsequent to January 1, 2008, respectively, with redemptions thereafter being available at par.  As of March 31, 2004, we had $53.5 million of outstanding revolving loans under the amended 2001 credit facility.

            As of March 31, 2004, we had 59,085 shares of two series of Payable-In-Kind Convertible Redeemable Preferred Stock (“PIK Preferred Stock”) outstanding with a liquidation value of $1,000 per share.  We issued 20,000 shares of our first series of PIK Preferred Stock (“Series A”) on February 1, 2000 in connection with the acquisition of MacNeal Hospital.  We currently intend to issue and record paid-in-kind dividends annually at 8% of the liquidation value of the Series A PIK Preferred Stock until January 31, 2007 and to pay cash dividends annually thereafter until the January 31, 2015 redemption date applicable to such shares.  The Series A PIK Preferred Stock will automatically convert to our common stock upon the initial public offering of our common stock with gross proceeds to us of at least $50.0 million at a conversion price equal to the initial public offering price.  In connection with our purchase of the health care assets of BHS on January 3, 2003, we issued 30,000 shares of our Series B PIK Preferred Stock with a liquidation value of $1,000 per share.  We currently intend to issue and record paid-in-kind dividends annually at 6.25% of the liquidation value of the Series B PIK Preferred Stock until the dividend period ended December 31, 2010, and to pay cash dividends annually thereafter until the January 31, 2015 redemption date applicable to such shares.  The Series B PIK Preferred Stock is convertible to our common stock at any time at a $3,500 per share conversion price.

            On April 15, 2004, Standard and Poor’s raised our corporate credit rating to “B+” from “B” and raised the credit rating on the 9.75% Notes to “B-” from “CCC+”.  On April 26, 2004, Moody’s confirmed its existing ratings as presented below.  The table below summarizes our credit ratings as of the date of this report.

	Standard and Poor’s	Moody’s

Corporate credit rating	B+	n/a
9.75% Notes	B-	B3
Amended 2001 credit facility	B+	Ba3
Outlook	Stable	Stable

            In May 2004 our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio, Texas, and Phoenix, Arizona.  We estimate that these projects will cost us up to $370.0 million in capital expenditures over the next three to four years and will fully satisfy our remaining capital expenditure commitments under the BHS and Phoenix Baptist and Arrowhead purchase agreements of approximately $141.4 million.  We anticipate these six projects to begin over the next 18 months at various times.  All of these projects will result in expanded capacity at each of the six hospitals.  In addition, most of the projects will facilitate an expansion of clinical service capabilities.  We anticipate spending $50.0-$60.0 million for our capital programs during the remainder of fiscal 2004 and $220.0-$250.0 million during fiscal 2005.  These estimates include the expansion projects mentioned above, the remaining construction costs for West Valley Hospital and all other renovation projects and technologies upgrades at our facilities.

            We are in the process of refinancing the amended 2001 credit facility with a new $500.0 - $550.0 million senior secured credit facility.  We expect the new credit facility to consist of a $200.0 - $250.0 million, five-year revolving credit facility and a $300.0 million, seven-year initial term loan. As of March 31, 2004, $201.6 million was outstanding under our existing amended 2001 credit facility. We expect to use the proceeds from the refinancing to repay the amount outstanding under our existing amended 2001 credit facility, to pay transaction costs and prepayment penalties (approximately $1.5 million) associated with the refinancing and for other general corporate purposes, including funding for the construction projects mentioned above.  Upon completion of the refinancing, we will record approximately $4.9 million of debt extinguishment costs to write-off previously capitalized loan costs related to the 2001 credit facility and the amended 2001 credit facility.

            We expect that the new credit facility will provide for improved interest rates, increased capital expenditure capacities and more flexible debt covenants compared to the existing amended 2001 credit facility, among other benefits.  Closing of the new credit facility, which is subject to documentation and closing conditions, is expected to be completed by the end of May 2004.

            We also intend to seek acquisitions that fit our corporate growth strategy.  These acquisitions may require debt or equity funding in addition to working capital on hand, future cash flows from operations and amounts available under the new credit facility.  Management continually assesses its capital needs and may seek to adjust its capitalization as considered necessary to achieve its operations strategies.

            Certain funds controlled by Morgan Stanley Capital Partners (“MSCP”) have previously entered into a subscription agreement with us to purchase an additional $273.4 million of our common stock to fund future acquisitions and other cash flow needs.  However, common stock purchases by the MSCP funds are subject to several conditions outside the control of the Company, including the approval of MSCP’s internal Investment Committee.  As a result, no assurance can be given that any or all of such conditions to such additional common stock purchases will be met.

            We are subject to certain restrictive and financial covenants under the amended 2001 credit facility including an interest coverage ratio, a total leverage ratio, a senior leverage ratio and capital expenditure restrictions.  The following table sets forth limits and requirements under these financial covenants and our ratio calculations used to determine compliance with the covenants as of March 31, 2004.

	Debt covenant	Actual Ratio

Interest coverage ratio requirement	2.15x	3.88x

Leverage ratio limit	5.25x	2.89x

Senior leverage ratio limit	2.50x	0.85x

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

            The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of March 31, 2004.

	Payments due by period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$37.0	$138.3	$119.2	$508.5	$803.0
Capital lease obligations	4.1	3.5	0.1	–	7.7
Operating leases	18.0	27.4	15.0	26.9	87.3
Purchase obligations	34.8	–	–	–	34.8

Subtotal	$93.9	$169.2	$134.3	$535.4	$932.8

	Amount of commitment expiration per period

	Less than 1 year

		1-3 years	4-5 years	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvement commitments	$39.6	$0.1	$0.5	$10.6	$50.8
Guarantees of surety bonds	10.0	–	–	–	10.0
Letters of credit	–	–	–	20.8	20.8
Capital expenditure commitments	24.2	62.5	54.7	–	141.4
Physician commitments	5.4	–	–	–	5.4
Minimum rent revenue commitments	–	0.1	–	0.2	0.3

Subtotal	$79.2	$62.7	$55.2	$31.6	$228.7

Total obligations and commitments	$173.1	$231.9	$189.5	$567.0	$1,161.5

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

            Allowance for Doubtful Accounts.  Our ability to collect outstanding receivables from third party payers and patients is critical to our operating performance and cash flows.  As of March 31, 2004, our allowance for doubtful accounts was approximately 20.3% of the accounts receivable balance net of contractual discounts.  The primary collection risk lies with uninsured patient accounts or patient accounts for which the primary insurance carrier has paid but a patient portion remains outstanding.  We estimate the allowance for doubtful accounts using a standard policy that reserves 100% of accounts receivable that remain outstanding for a pre-determined number of days subsequent to discharge date and reserves a pre-determined percentage of self-pay accounts receivable outstanding.  We continually monitor our accounts receivable balances and use multiple tools to ensure that our allowance for doubtful accounts policy provides a reasonable basis for our estimate.  These tools include a quarterly hindsight calculation that utilizes write-off data from the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time, cash collections analyses and other key ratios that consider payer mix and other relevant data.  We believe our standard policy is flexible to adapt to changing collection trends and our procedures for testing our standard policy provide timely and accurate information.  However, many factors including general economic factors, federal and state regulatory factors and patient-specific factors affect the collectibility of accounts receivable, and our estimates could be materially affected by changes in these factors.  We do not pursue collection of amounts related to patients that qualify for charity care under our guidelines.  Charity care accounts are deducted from revenues and do not affect the provision for doubtful accounts.  During the quarters ended March 31, 2003 and 2004, we deducted $11.0 million and $8.4 million of charity care from revenues, respectively.  During the nine months ended March 31, 2003 and 2004, we deducted $17.8 million and $25.4 million of charity care from revenues, respectively.  Significant changes in payer mix or business office operations could have a significant impact on our operating results and cash flows.

            Contractual Discounts and Settlement Estimates.  We continue to experience heavy utilization from Medicare and managed care patients.  For the nine months ended March 31, 2004, Medicare and managed care revenues accounted for 84.9% of total gross patient revenues.  The Medicare regulations and our principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our health care facilities and cost report settlement provisions requiring complex calculations and assumptions that are subject to interpretation.  For the majority of our revenues, contractual adjustments are automatically recorded at the time of billing by the accounts receivable systems based upon the terms of the specific payer contract.  To obtain reimbursement for certain services under the Medicare program, we are required to submit annual cost reports and record estimates of amounts owed to or receivable from Medicare.  These cost reports include complex calculations and estimates as the services authorized and provided and related reimbursement are often subject to interpretation that could result in payments that differ from our estimates.  Additionally, updated regulations and contract renegotiations occur frequently necessitating continual review and assessment of the estimation process by management.

            Insurance Reserves.  Given the nature of our operating environment, we are subject to medical malpractice or workers compensation claims or lawsuits in the ordinary course of business.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level.  We purchase from third party insurers excess coverage for claims exceeding $10.0 million per occurrence up to $100.0 million in the aggregate.  We estimate our reserve for self-insured professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident logs and other actuarial data.  As of March 31, 2004, our professional and general liability accrual for asserted and unasserted claims was approximately $39.5 million and is included within accrued expenses and other current liabilities and other liabilities on the accompanying condensed consolidated balance sheets.  For the nine months ended March 31, 2004, our total premiums and self-insured retention cost for professional and general liability insurance was approximately $26.9 million, and we paid approximately $4.6 million in professional liability claims and expenses.  The estimated accrual for malpractice and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends.  The estimation process is also complicated by the relatively short period of time in which we have owned our health care facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hampers timely adjustments to the assumptions used in the estimates.

            Medical Claims Reserves.  Medical claims expense as a percentage of revenues decreased to 11.9% for the nine months ended March 31, 2004, compared to 12.7% for the prior year period, given the increase in acute services revenues as a result of the BHS acquisition.  As a result of the increased patient enrollment of our health plans, the medical claims reserve has continually increased.  We estimate the medical claims reserve using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators to predict the cost of health care services provided to enrollees during any given period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from our estimates given changes in the health care cost structure or adverse experience.  For the nine months ended March 31, 2004, approximately $21.0 million of health plan payments made to hospitals and other health care entities owned by us for services provided to our enrollees were eliminated in consolidation.  Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned health care facilities by enrollees of our health plans.

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

            Federal and State Regulation and Investigations.  The health care industry is subject to extensive federal, state and local laws and regulations relating to licensing, conduct of operations, ownership of facilities, addition of facilities and services, confidentiality and security issues associated with medical records, billing for services and prices for services.  These laws and regulations are extremely complex.  In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations.  As a result of these laws and regulations, some of our activities could become the subject of governmental investigations or inquiries.  Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies.  In the event of a determination that we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be materially adversely affected.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

            We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  During February 2002, we entered into an interest rate swap agreement on a notional amount of $100.0 million of our 9.75% Notes.  The swap agreement effectively converted the 9.75% fixed rate of the notional amount to a variable rate, calculated as the 6-month LIBOR rate in effect on each semi-annual settlement date plus a fixed margin of 3.63%.  Effective August 13, 2002, we terminated the interest rate swap agreement resulting in a net cash payment to us from the counter-party of $5.5 million.  Upon the termination of the interest rate swap agreement, all $300.0 million of such notes bore interest at the 9.75% fixed rate.  The fair value of the 9.75% Notes was approximately $321.8 million as of March 31, 2004, based upon quoted market prices.

            In order to fund a portion of the purchase price of the BHS acquisition, we entered into the amended 2001 credit facility and borrowed $150.0 million in new term loans.  The $150.0 million in term loans borrowed under the amended 2001 credit facility bear interest at a variable interest rate based upon the LIBOR rate in effect on certain interest reset dates plus an applicable fixed margin.  To mitigate a portion of the interest rate risk for our variable rate debt, in January 2003 we entered into an agreement with Bank of America, N.A. to swap the variable LIBOR rate for a notional amount of $147.0 million of our $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing on July 3, 2003 and ending on July 3, 2004.

            Based upon a hypothetical 1% increase to the current interest rate applicable to the outstanding term loans under our credit facility debt, annualized interest expense for the term loan borrowings would increase by $2.0 million.  We believe that a hypothetical 1% change in interest rates would not have a material impact on the fair value of our fixed rate convertible subordinated notes.  As of the date of this report, we also have $20.8 million in letters of credit outstanding under the amended 2001 credit facility.

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

            Changes in Internal Control Over Financial Reporting

            There was no change in our internal control over financial reporting during our fiscal quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

            On January 1, 2004, the Company issued to Baptist Health Services (f/k/a Baptist Health System) an additional 1,875 shares of its Payable in Kind Cumulative Redeemable Convertible Preferred Stock, Series B, in payment of the 6.25% annual pay-in-kind dividend on the outstanding shares of such stock owned by such holder. Such shares are convertible at any time into shares of the Company’s common stock at a conversion price equal to $3,500 per share.

            On March 31, 2003, the Company issued to The MacNeal Memorial Hospital Association an additional 2,016 shares of its Payable in Kind Cumulative Redeemable Convertible Preferred Stock in payment of the 8% annual pay-in-kind dividend on the outstanding shares of such stock owned by such holder.  Such shares are automatically convertible into shares of the Company’s common stock upon an underwritten public offering of the Company’s common stock in which the gross proceeds to the Company are $50.0 million or more, at a conversion price equal to the per share offering price to the public.

            Neither of the above-described transactions was registered under the Securities Act of 1933, as amended, because both such stock dividend transactions were exempt from the registration provisions of the Act either (1) because the transactions were not “offers” or “sales” which were “for value” pursuant to the provisions of Section 2(a)(3) of the Act or (2) because each such transaction was not a transaction involving any public offering pursuant to Section 4(2) of the Act.

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

                        32.1     Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of 2002.

                        32.2     Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)        Reports on Form 8-K

                        During the quarter ended March 31, 2004, the Company filed one report on Form 8-K.
                        On February 9, 2004, the Company filed a Current Report on Form 8-K reporting, pursuant to Items 9 and 12, that the Company had issued a press release announcing its second quarter operating results and gave certain information about its use of a non-
                        GAAP financial measure, Adjusted EBITDA, in such earnings release and for other purposes; and the Company also furnished as exhibits to such Current Report a copy of such press release as well as some supplementary financial disclosures relating to
                        Regulation G.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 11, 2004                                                          VANGUARD HEALTH SYSTEMS, INC.

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