Form 10-Q
period 2004-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2005-02-10
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-120436
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

          There were 749,000 shares of common stock outstanding as of February 1, 2005 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2004	3
	Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2004	4
	Condensed Consolidated Statements of Operations for the six months ended December 31, 2003 and 2004	5
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2004	6
	Condensed Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through December 31, 2004	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58
PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	59
Item 6.	Exhibits	59
	Signature	62
	Index to Exhibits	63

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Predecessor June 30, 2004	(Unaudited) December 31, 2004

ASSETS	(In millions except share and per share amounts)

Current assets:
Cash and cash equivalents	$108.1	$36.6
Accounts receivable, net of allowance for uncollectible accounts of approximately $63.5 and $71.5 at June 30, 2004 and December 31, 2004, respectively	224.7	238.2
Supplies	34.6	42.1
Income tax receivable	1.4	1.2
Prepaid expenses and other current assets	32.3	40.7

Total current assets	401.1	358.8
Property, plant and equipment, net of accumulated depreciation	866.9	997.4
Goodwill	109.3	109.3
Intangible assets, net of accumulated amortization	41.8	65.5
Unallocated purchase price	–	679.0
Other assets	8.7	23.1

Total assets	$1,427.8	$2,233.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80.7	$107.8
Accrued health claims	41.6	47.9
Accrued interest	14.1	20.5
Other accrued expenses and current liabilities	95.7	97.8
Current maturities of long-term debt	6.3	7.5

Total current liabilities	238.4	281.5
Other liabilities	99.2	71.0
Long-term debt, less current maturities	617.2	1,233.8
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 27,210 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2004, and 31,875 shares of Series B Payable-in-Kind Preferred Stock issued and outstanding at June 30, 2004, at redemption value	61.0	–
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding at June 30, 2004	–	–
Common Stock; $.01 par value, 600,000 shares authorized, 232,749 shares issued and outstanding at June 30, 2004 and 1,000,000 shares authorized, 749,000 shares issued and outstanding at December 31, 2004, respectively	–	–
Additional paid-in capital	348.7	641.6
Retained earnings	63.3	5.2

Total stockholders’ equity	412.0	646.8

Total liabilities and stockholders’ equity	$1,427.8	$2,233.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended December 31, 2003 and 2004
(Unaudited)

	Predecessor

	Three months ended December 31, 2003	Three months ended December 31, 2004

	(in millions)

Patient service revenues	$364.0	$416.1
Premium revenues	78.0	83.7

Total revenues	442.0	499.8

Costs and Expenses:
Salaries and benefits	182.8	200.2
Supplies	68.5	80.6
Medical claims expense	57.0	56.6
Purchased services	22.1	25.3
Provision for doubtful accounts	30.0	35.5
Insurance	9.5	12.3
Other operating expenses	26.3	28.2
Rents and leases	5.7	6.9
Depreciation and amortization	15.9	20.8
Interest, net	10.9	25.0
Stock compensation	–	0.2
Debt extinguishment costs	–	–
Merger expenses	–	–
Other	(2.8)	1.1

Income before income taxes	16.1	7.1
Income tax expense	6.3	2.5

Net income	9.8	4.6
Preferred stock dividends	(0.9)	–

Net income attributable to common stockholders	$8.9	$4.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended December 31, 2003 and 2004
(Unaudited)

	Predecessor	Predecessor

	Six months ended December 31, 2003	July 1, 2004 through September 22, 2004	September 23, 2004 through December 31, 2004	Six months ended December 31, 2004 (combined)

	(in millions)

Patient service revenues	$715.0	$377.3	$453.1	$830.4
Premium revenues	136.9	72.3	90.8	163.1

Total revenues	851.9	449.6	543.9	993.5

Costs and Expenses:
Salaries and benefits	359.0	178.7	217.4	396.1
Supplies	133.8	72.3	87.7	160.0
Medical claims expense	100.9	55.0	61.9	116.9
Purchased services	44.7	22.1	27.7	49.8
Provision for doubtful accounts	60.3	31.5	38.5	70.0
Insurance	18.8	9.5	13.3	22.8
Other operating expenses	48.9	27.7	30.8	58.5
Rents and leases	11.1	5.7	7.5	13.2
Depreciation and amortization	31.0	17.4	22.5	39.9
Interest, net	21.3	9.8	27.1	36.9
Stock compensation	–	96.7	0.2	96.9
Debt extinguishment costs	–	62.2	–	62.2
Merger expenses	–	23.1	–	23.1
Other	(4.5)	(0.1)	1.2	1.1

Income (loss) before income taxes	26.6	(162.0)	8.1	(153.9)
Income tax expense (benefit)	10.5	(51.3)	2.9	(48.4)

Net income (loss)	16.1	(110.7)	5.2	(105.5)
Preferred stock dividends	(1.9)	(1.0)	–	(1.0)

Net income (loss) attributable to common stockholders	$14.2	$(111.7)	$5.2	$(106.5)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2003 and 2004
(Unaudited)

	Predecessor

	Six months ended December 31, 2003	Six months ended December 31, 2004 (combined basis)

	(in millions)

Operating activities:
Net income (loss)	$16.1	$(105.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31.0	39.9
Provision for doubtful accounts	60.3	70.0
Deferred income taxes	6.3	(48.4)
Amortization of loan costs	0.9	1.4
Accretion of principal on senior discount notes	–	3.8
(Gain) loss on sale of assets	(0.8)	0.8
Stock compensation	–	96.9
Debt extinguishment costs	–	62.2
Merger expenses	–	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(74.6)	(83.6)
Supplies	(0.4)	(1.3)
Prepaid expenses and other current assets	2.3	4.5
Accounts payable	2.3	20.1
Accrued expenses and other current liabilities	5.6	0.9
Other liabilities	1.4	9.5

Net cash provided by operating activities	50.4	94.3

Investing activities:
Acquisitions	(12.3)	(138.2)
Capital expenditures	(70.9)	(72.4)
Proceeds from asset dispositions	6.2	0.7
Other	0.3	(0.1)

Net cash used in investing activities	(76.7)	(210.0)

Financing activities:
Proceeds from long-term debt	104.0	1,234.7
Payments of long-term debt and capital leases	(90.6)	(685.9)
Payments of loan costs and debt termination fees	–	(42.7)
Proceeds from joint venture partner contributions	2.0	8.0
Exercise of stock options	0.1	0.1
Payments to retire stock and stock options	–	(964.9)
Proceeds from common stock issuances	–	494.9

Net cash provided by financing activities	15.5	44.2

Net decrease in cash and cash equivalents	(10.8)	(71.5)
Cash and cash equivalents, beginning of period	27.2	108.1

Cash and cash equivalents, end of period	$16.4	$36.6

Net cash paid for interest	$22.3	$26.2

Net cash paid for income taxes	$1.3	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through December 31, 2004
(Unaudited)

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through December 31, 2004	Six months ended December 31, 2004 (combined basis)

	(in millions)

Operating activities:
Net income (loss)	$(110.7)	$5.2	$(105.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.4	22.5	39.9
Provision for doubtful accounts	31.5	38.5	70.0
Deferred income taxes	(50.9)	2.5	(48.4)
Amortization of loan costs	0.5	0.9	1.4
Accretion of principal on senior discount notes	–	3.8	3.8
Loss on sale of assets	0.6	0.2	0.8
Stock compensation	96.7	0.2	96.9
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	–	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42.1)	(41.5)	(83.6)
Supplies	(0.3)	(1.0)	(1.3)
Prepaid expenses and other current assets	2.4	2.1	4.5
Accounts payable	41.4	(21.3)	20.1
Accrued expenses and other current liabilities	9.0	(8.1)	0.9
Other liabilities	(2.0)	11.5	9.5

Net cash provided by operating activities	78.8	15.5	94.3

Investing activities:
Acquisitions	(50.8)	(87.4)	(138.2)
Capital expenditures	(29.8)	(42.6)	(72.4)
Proceeds from asset dispositions	0.5	0.2	0.7
Other	0.1	(0.2)	(0.1)

Net cash used in investing activities	(80.0)	(130.0)	(210.0)

Financing activities:
Proceeds from long-term debt	1,174.7	60.0	1,234.7
Payments of long-term debt and capital leases	(683.9)	(2.0)	(685.9)
Payments of loan costs and debt termination fees	(40.9)	(1.8)	(42.7)
Proceeds from joint venture partner contributions	–	8.0	8.0
Exercise of stock options	0.1	–	0.1
Payments to retire stock and stock options	(964.9)	–	(964.9)
Proceeds from common stock issuances	494.9	–	494.9

Net cash provided by (used in) financing activities	(20.0)	64.2	44.2

Net decrease in cash and cash equivalents	(21.2)	(50.3)	(71.5)
Cash and cash equivalents, beginning of period	108.1	86.9	108.1

Cash and cash equivalents, end of period	$86.9	$36.6	$36.6

Net cash paid for interest	$23.6	$2.6	$26.2

Net cash paid (received) for income taxes	$(0.1)	$0.1	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

1.             MERGER TRANSACTION

                On September 23, 2004, affiliates of The Blackstone Group (“Blackstone”), a private equity firm, purchased a majority equity interest in VHS Holdings LLC (“Holdings”), which became the principal stockholder of Vanguard Health Systems, Inc. (the “Company” or “Vanguard”) in a merger transaction (the “merger”). Pursuant to the merger agreement, the former holders of Vanguard shares received $1.22 billion, net of debt repayments, transaction costs, tender premiums and consent fees and the redemption of payable-in-kind preferred stock. The transaction was valued at approximately $1.97 billion prior to transaction fees and expenses.

                Subsequent to the merger, Blackstone beneficially owns approximately 66% of the equity interests in the Company through its subscription and purchase of approximately $494.9 million aggregate amount of Class A membership units in Holdings and common stock of Vanguard.

                Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively, “MSCP”), the Company’s previous equity sponsor, contributed $130.0 million and management (along with certain other investors) contributed approximately $124.1 million by contributing shares of Vanguard common stock and/or utilizing cash proceeds from the merger to purchase Class A membership units in Holdings. These shareholders, on a combined basis, beneficially own approximately 34% of the equity interests in the Company. Certain members of management also purchased $5.8 million of the equity incentive units in Holdings.

                The Company accounted for the transaction as a purchase under the guidance set forth in Emerging Issues Task Force Number 88-16, Basis in Leveraged Buyout Transactions, (“EITF 88-16”). Under EITF 88-16, the transaction was deemed to be a purchase by new controlling investors for which Holdings’ interests in Vanguard were valued using a partial change in accounting basis. In effect, the membership units of Holdings owned by the management investors were valued using predecessor basis, while the membership units of Holdings owned by Blackstone, MSCP and other certain investors were recorded at fair value.

                The following equity capitalization and financing transactions occurred in connection with the merger:

                •               $494.9 million cash equity contribution made by Blackstone;

                •               $130.0 million rollover equity contribution made by MSCP;

                •               $119.1 million rollover equity and cash contributions made by management investors and certain other investors;

                •               $5.0 million equity contribution made by Baptist Health Services from the proceeds of the conversion of its
                                8.18% subordinated convertible notes and Series B Payable-In-Kind Preferred Stock into the right to receive common shares of Vanguard;

                •               $5.8 million purchase of the equity incentive units in Holdings by certain members of management;

                •               Execution of a new credit agreement governing new senior secured term loan credit facilities of $800.0 million, of which $475.0 million was drawn at closing, and a new revolving loan facility of $250.0 million, none of which was utilized at closing with the exception of $27.7 million of outstanding letters of credit;
                                and

                •               Issuance and sale of $575.0 million of 9.0% senior subordinated notes due 2014 (the “9.0% Notes”) and
                                $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% senior discount notes due 2015 (the “11.25% Notes”)

                The proceeds from the equity capitalization and financing transactions were used to:

                •               Pay all security holders of Vanguard under the terms of the merger agreement;

                •               Repay all indebtedness under Vanguard’s existing senior secured credit facilities;

                •               Repurchase substantially all of Vanguard’s 9.75% senior subordinated notes due 2011 (the “9.75% Notes”)
                                and pay related tender premium and consent fees, pursuant to a tender offer and consent solicitation by
                                Vanguard; and

                •               Pay the fees and expenses related to the merger and the related financing transactions

                The Company incurred $96.7 million in stock compensation expense in connection with the merger related to the payment to stock option holders under the Company’s various former stock option plans as calculated under the provisions of Accounting Principles Board Opinion No. 25 for option grants prior to July 1, 2003, and under Statement of Financial Accounting Standards No. 123 for option grants on or after July 1, 2003. The Company incurred debt extinguishment costs of $62.2 million in connection with the merger representing the write-off of loan costs under the 2004 senior secured credit facility and related fees of $16.6 million, tender premiums and consent fees of $50.2 million and a $4.6 million credit for the recognition of the remaining deferred gain under an interest rate swap agreement related to the 9.75% Notes. The Company capitalized $41.6 million of fees and expenses related to the execution of the new senior secured credit facilities and the issuance of the 9.0% Notes and the 11.25% Notes on the merger date.

The Company also incurred costs of $51.4 million directly related to the merger, of which $23.1 million is reflected as merger expenses on the accompanying condensed consolidated statement of operations for the six months ended December 31, 2004, and the remaining $28.3 million was recorded directly to unallocated purchase price under the provisions set forth by Statement of Financial Accounting Standards No. 141, as detailed below (in millions):

	Merger Expenses	Unallocated Purchase Price

Advisory fees	$ 10.0	$ 4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.3	0.2

	$ 23.1	$ 28.3

2.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of December 31, 2004 and for the three months and six months then ended include the accounts of Vanguard Health Systems, Inc. (the “Company”) and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

                In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the year ending June 30, 2005.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2004 included in the Company’s Registration Statement on Form S-4 (Registration No. 333-120436) originally filed with the Securities and Exchange Commission on November 12, 2004.

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the accompanying unaudited condensed consolidated financial statements and notes.  Actual results could differ from those estimates.

                As of December 31, 2004, the Company owned 19 hospitals with a total of 4,518 licensed beds and related outpatient service locations complementary to the hospitals in metropolitan Phoenix, Arizona; Orange County, California; metropolitan Chicago, Illinois; San Antonio, Texas and Massachusetts.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 100,500 members in Arizona as of December 31, 2004; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 46,000 member lives in metropolitan Chicago, Illinois as of December 31, 2004.

                Certain prior year amounts have been reclassified to conform to current year presentation.  The majority of the Company’s expenses are “cost of revenue” items.  Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $7.1 million and $8.3 million for the six months ended December 31, 2003 and 2004, respectively.

3.             STOCK-BASED COMPENSATION

                Prior to the merger, the Company had four stock option plans. Prior to July 1, 2003, the Company accounted for stock-based employee compensation in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective July 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value. During the six months ended December 31, 2003, the Company recorded stock compensation of approximately $33,000 for stock options granted during the period. During the predecessor period July 1, 2004 through September 22, 2004, the Company recorded stock compensation of $0.1 million prior to the merger and $96.6 million directly related to the merger, which represents the stock compensation calculated under APB No. 25 for those stock options granted prior to July 1, 2003, and calculated under SFAS 123 for those stock options granted on or after July 1, 2003. The four stock option plans were terminated in connection with the merger, which was deemed a liquidity event under the definitions set forth in the respective plan documents, and the Company made cash payments to the option holders based upon the per share merger consideration less the applicable exercise price of the option grants.  During the successor period September 23, 2004 through December 31, 2004, the Company recorded stock compensation of $0.2 million related to stock options granted under its new 2004 Stock Option Plan.

                The following table provides the pro forma effect on net income as if the fair value method had been applied to all outstanding stock option grants since the date of grant for those periods presented. For purposes of the pro forma disclosures for the three months and six months ended December 31, 2003, those options whose number of exercisable shares was contingent upon a future event are not included in the fair value method estimate, and the estimated fair value of the stock options was amortized to expense over the respective vesting periods for those options whose number of exercisable shares was not contingent upon a future event.  The amounts below are presented in millions.

	Predecessor		Predecessor	Predecessor

	Three months ended December 31, 2003	Three months ended December 31, 2004	Six months ended December 31, 2003	July 1, 2004 through September 22, 2004	September 23, 2004 through December 31, 2004	Six months ended December 31, 2004 (combined basis)

Net income (loss)	$ 9.8	$ 4.6	$ 16.1	$ (110.7)	$ 5.2	$ (105.5)
Add: Stock-based compensation expense included in net income (loss), net of taxes	–	0.1	–	66.1	0.1	66.2
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(0.5)	(0.1)	(1.0)	(76.7)	(0.1)	(76.8)

Pro forma net income (loss)	$ 9.3	$ 4.6	$ 15.1	$ (121.3)	$ 5.2	$(116.1)

                The Company used the following weighted average assumptions to estimate the stock compensation expense for the three months and six months ended December 31, 2004:  risk-free interest rate of 4.6%; dividend yield of 0.0%; and expected option life of 10 years.  The Company used the following weighted average assumptions to calculate the pro forma information presented above for the three months and six months ended December 31, 2003:  risk-free interest rate of 4.1%; dividend yield of 0.0%; and expected option life of 10 years.

4.             ACQUISITIONS

Fiscal 2004 Acquisition

                Effective May 1, 2004, the Company purchased substantially all of the assets of one diagnostic imaging center from a subsidiary of Radiologix, Inc. and purchased such subsidiary’s partnership interests in five other diagnostic imaging centers, in respect of which the Company already owned all other partnership interests. Each of these diagnostic imaging centers is located in and around San Antonio, Texas, and is complementary to the Company’s hospitals and related businesses in that area.  The Company paid $9.7 million of cash to acquire such assets and partnership interests. The Company accounted for the transaction using the purchase method of accounting and funded the purchase price using available cash on hand.

Fiscal 2005 Acquisition

                On December 31, 2004, certain of the Company’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Massachusetts, Framingham, Massachusetts and Natick, Massachusetts (the “Massachusetts Hospitals”) from subsidiaries of Tenet Healthcare Corporation.  The Company paid $87.4 million at closing, including the base purchase price of $100.3 million for the property, plant and equipment and investments of the Massachusetts Hospitals less $12.9 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  The Company funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its new senior secured credit facilities, entered into in connection with the merger, and using $27.4 million of cash on hand.  The Company expects to invest an additional $39.5 million during its third fiscal quarter related to the build-up of working capital at the Massachusetts Hospitals.  The Company anticipates borrowing the remaining $90.0 million available to it under the acquisition delayed draw term facility on or prior to February 20, 2005 (the termination date of the $150.0 million acquisition delayed draw term facility) in order to fund the working capital build-up and capital expenditures projects at the Massachusetts Hospitals and for other general corporate purposes.

                The purchase price for the fiscal 2004 and 2005 acquisitions was allocated as follows (in millions).

	San Antonio Imaging Centers	Massachusetts Hospitals	Total

Fair value of assets acquired:
Cash	$ 2.7	$ –	$ 2.7
Other current assets	0.1	7.9	8.0
Property, plant and equipment	7.2	98.2	105.4
Goodwill and intangible assets	6.4	0.5	6.9
Unallocated purchase price	–	1.1	1.1
Other assets	–	2.1	2.1

Gross assets acquired	16.4	109.8	126.2
Equity method investments written off	(5.9)	–	(5.9)
Liabilities assumed	0.8	22.4	23.2

Cash paid for net assets acquired	$ 9.7	$ 87.4	$ 97.1

                The purchase price allocation for the Massachusetts hospitals is preliminary and may change upon the Company’s receipt of appraisal reports estimating the value of the tangible and intangible assets acquired.  The Company does not expect adjustments to the purchase price allocation to significantly affect its financial position or results of operations.

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the acquisition of the Massachusetts Hospitals had occurred at the beginning of the period presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income taxes (in millions).

	Predecessor		Predecessor	Combined Basis

	Three months ended December 31, 2003	Three months ended December 31, 2004	Six months ended December 31, 2003	Six months ended December 31, 2004

Revenues	$526.3	$610.9	$1,042.7	$1,214.5

Income (loss) before income taxes	$(13.5)	$(2.8)	$(8.1)	$(172.2)
Income tax expense (benefit)	(4.8)	(1.2)	(2.5)	(55.3)

Net income (loss)	$(8.7)	$(1.6)	$(5.6)	$(116.9)

5.             UNALLOCATED PURCHASE PRICE

                As previously discussed, as set forth by the provisions of EITF 88-16, the Company accounted for the merger using a partial step-up in basis based upon the fair value of the transaction. Accordingly, the merger excess purchase price of $677.9 million is reflected on the accompanying condensed consolidated balance sheet as unallocated purchase price. The purchase price allocation is preliminary in nature based upon the initial estimates of assets acquired and liabilities assumed and is subject to change upon receipt of final valuation reports received from independent appraisers. The merger purchase price was approximately $1.97 billion.  The Company also recorded approximately $1.1 million to unallocated purchase related to the estimated purchase price allocation of its acquisition of the Massachusetts Hospitals effective December 31, 2004, which the Company also expects to allocate upon receipt of appraisal reports.  The Company expects the majority of unallocated purchase price to be allocated to goodwill upon the completion of the valuation process.  However, the Company recorded depreciation of $1.7 million during the three months ended December 31, 2004, based upon its preliminary estimate of the expected step-up in basis of property, plant and equipment as a result of the merger.

6.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2004 and December 31, 2004 (in millions).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2004	December 31, 2004	June 30, 2004	December 31, 2004
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$18.7	$42.1	$2.2	$0.9
Contracts	7.9	7.9	3.4	4.0
Customer lists	4.1	4.1	2.4	2.7
Other	4.6	4.6	1.9	2.0

Subtotal	35.3	58.7	9.9	9.6
Indefinite-lived intangible assets:
License and accreditation	9.8	9.8	–	–
Other	6.6	6.6	–	–

Subtotal	16.4	16.4	–	–

Total	$51.7	$75.1	$9.9	$9.6

7.             FINANCING ARRANGEMENTS

                A summary of the Company’s long-term debt as of June 30, 2004 and December 31, 2004 follows (in millions):

	Predecessor

	June 30, 2004	December 31, 2004

9.75% Senior Subordinated Notes	$300.0	$1.0
9.0% Senior Subordinated Notes	–	575.0
11.25% Senior Discount Notes	–	128.5
Term loans payable under the senior credit facilities	300.0	533.8
8.18% Convertible Subordinated Notes	17.6	–
Capital leases	5.9	3.0

	623.5	1,241.3
Less: current maturities	(6.3)	(7.5)

	$617.2	$1,233.8

9.75% Notes

                On July 30, 2001, the Company received gross proceeds of $300.0 million through the issuance of the 9.75% Notes which were scheduled to mature in August 2011. Interest on the 9.75% Notes was payable semi-annually on February 1 and August 1. Payment of the principal and interest of the 9.75% Notes was subordinate to amounts owed for existing and future senior indebtedness of the Company and was guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of the Company’s subsidiaries. The Company was subject to certain restrictive covenants under the Indenture governing the 9.75% Notes. In connection with the merger, the Company completed a tender offer to repurchase the 9.75% Notes and a consent solicitation adopting amendments to the indenture governing the notes that amended or eliminated substantially all of the restrictive covenants contained in the indenture. As of the December 31, 2004, holders of $299.0 million of the outstanding 9.75% Notes had tendered their notes for repurchase by the Company and consented to the proposed amendments to the indenture. The Company paid tender premiums and consent fees of $50.2 million related to the repurchase.

9.0% Notes

                In connection with the merger on September 23, 2004, two of the Company’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”) completed a private placement of $575.0 million aggregate principal amount of 9.0% senior subordinated notes due 2014. Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment due on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by the Company and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

                At any time prior to October 1, 2007, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.0% Notes with the net proceeds of certain equity offerings at a redemption price of 109% of the principal amount of the 9.0% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 9.0% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. On or after October 1, 2009, the issuers may redeem all of part of the 9.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 9.0% Notes.

                On January 26, 2005, Vanguard exchanged all of its outstanding 9.0% senior subordinated notes due 2014 for new 9.0% senior subordinated notes due 2014 with identical terms and conditions, except that they were registered under the

Securities and Exchange Act of 1933.  Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

11.25% Notes

                In connection with the merger on September 23, 2004, two of the Company’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc., (collectively the “Discount Issuers”) completed a private placement of $216.0 million aggregate principal amount ($124.7 million in gross proceeds) of 11.25% senior discount notes due 2015. The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Company but senior to any of the issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by the Company as a holding company guarantee.

                At any time prior to October 1, 2007, the Discount Issuers may redeem up to 35% of the aggregate principal amount at maturity of the 11.25% Notes with the net proceeds of certain equity offerings at 111.25% of the accreted value of the 11.25% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 11.25% Notes, in whole or in part, at a price equal to 100% of the accreted value thereof, plus accrued and unpaid interest, plus a make-whole premium. On or after October 1, 2009, the Discount Issuers may redeem all of part of the 11.25% Notes at various redemption prices given the date of redemption as set forth in the indentures governing the 11.25% Notes.

                On January 26, 2005, Vanguard exchanged all of its outstanding 11.25% senior discount notes due 2015 for new 11.25% senior discount notes due 2015 with identical terms and conditions, except that they were registered under the Securities and Exchange Act of 1933.  Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

Credit Facility Debt

                Upon the acquisition of the Baptist Health System (“BHS”) in January 2003, the Company expanded its existing credit facility by adding a $150.0 million term loan facility to its existing $125.0 million revolving loan facility (the “amended 2001 credit facility”). The Company utilized proceeds from the $150.0 million in term loans to fund a portion of the cash purchase price of the BHS acquisition.

                On May 18, 2004, the Company entered into a new senior secured credit facility (the “2004 credit facility”) which refinanced the amended 2001 credit facility. The 2004 credit facility consisted of $300.0 million in seven-year term loans and a $245.0 million, five-year revolving credit facility. The interest rate on the term loans was either: 1) LIBOR plus a margin of 2.00% to 2.25% dependent upon the Company’s consolidated leverage ratio or 2) a base rate plus a margin of 1.00% to 1.25% dependent upon the Company’s consolidated leverage ratio. Proceeds from the 2004 credit facility were used to repay all outstanding term and revolving loans under the amended 2001 credit facility, to pay closing and other refinancing costs and to provide funds for working capital, capital expenditures and general corporate purposes. As of the merger date, the Company had no cash borrowings under its previous revolving credit facility but had utilized capacity related to the issuance of letters of credit totaling $27.7 million related to its self-insured workers’ compensation program, as well as, a performance guaranty required by the contract between AHCCCS and Phoenix Health Plan, which is wholly owned by a subsidiary of the Company.

                In connection with the merger on September 23, 2004, two of the Company’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under the 2004 credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurs on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  The Company borrowed $60.0 million of the available $150.0 million delayed draw term loan facility in order to fund a portion of the acquisition purchase price of the Massachusetts hospitals on December 31, 2004.  The Company expects to borrow the remaining $90.0 million on or prior to February 20, 2005.

                The term loans bear interest at a rate equal to either LIBOR plus 3.25% per annum or a base rate plus 2.25% per annum, at the Company’s option. The revolving loans bear interest at LIBOR plus 2.50% per annum or a base rate plus 1.50% per annum, at the Company’s option.  Following the delivery of the Company’s financial statements for its fiscal quarter ended March 31, 2005, the applicable margin for borrowings under the revolving credit facility may be reduced by up to 50 basis points subject to its attaining certain leverage ratios.  The Company also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum and for the unutilized portions of the $150.0 million and $175.0 million term loan facilities at rates equal to 1.50% and 2.25% per annum, respectively. The Company pays customary letter of credit fees.

                The Company is subject to certain restrictive and financial covenants under the merger credit facilities including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. The Company was in compliance with each of these financial covenants as of December 31, 2004. Obligations under the merger credit facilities are unconditionally guaranteed by the Company and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). The obligations under the merger credit facilities are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

8.18% Convertible Subordinated Notes

                Upon the acquisition of BHS in January 2003, the Company issued approximately $17.6 million of its convertible subordinated notes that provided for annual interest payments at 8.18% until maturity on January 3, 2013. The notes were convertible at any time into the Company’s common stock at a $3,500 per share conversion price. In connection with the merger on September 23, 2004, the principal balance of the 8.18% convertible subordinated notes was converted into per share merger consideration based upon the notes’ conversion into the right to receive common shares of the Company at the $3,500 per share conversion price.  The Company repaid in cash the outstanding accrued interest related to the 8.18% convertible subordinated notes as of the merger date.

8.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Six months ended

	December 31, 2003 (predecessor)	December 31, 2004 (combined basis)
Current:
Federal	$3.3	$0.1
State	0.9	(0.1)

Total current	4.2	–

Deferred:
Federal	5.8	(44.0)
State	0.5	(4.4)

Total deferred	6.3	(48.4)

Total income tax expense (benefit)	$10.5	$(48.4)

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Six months ended

	December 31, 2003 (predecessor)	December 31, 2004 (combined basis)

Income tax at federal statutory rate	35.0%	(35.0%	)
Income tax at state statutory rate	3.9%	(3.7%	)
Nondeductible expenses and other	0.5%	7.3%

Effective income tax rate	39.4%	(31.4%	)

                Net current deferred tax assets of $3.1 million and $14.0 million as of June 30, 2004 and December 31, 2004, respectively, are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.  Net non-current deferred tax liabilities of $40.9 million are included in other liabilities on the accompanying consolidated balance sheet as of June 30, 2004.  Net non-current deferred tax assets of $12.2 million are included in other assets on the accompanying consolidated balance sheet as of December 31, 2004.  In addition, the Company recorded a $15.6 million deferred tax asset and a corresponding increase to additional paid-in capital for the excess of tax stock compensation over stock compensation reported in the statement of operations.

                As of December 31, 2004, the Company had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $200.0 million and $130.0 million, respectively, that expire from 2022 to 2025.  Certain of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect the Company's ability to ultimately recognize the benefit of these NOLs in future years.

                The Company must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  The Company has not recorded any valuation allowance as of December 31, 2004, because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assts as the temporary differences reverse in future periods.

9.             STOCKHOLDERS’ EQUITY AND RELATED BENEFIT PLANS

Common Stock of Vanguard and Class A Membership Units of Holdings

                Immediately prior to the merger, the Company had authorized 600,000 shares of common stock, of which 232,784 shares were outstanding. A portion of the proceeds of the merger were used to pay the holders of the common stock for their stock and the holders of outstanding options under the 1998 Stock Option Plan, the 2000 Plan Stock Option Plan, the Initial Option Plan and the Carry Option Plan for the excess of the merger consideration over the exercise prices of such options. In connection with the merger, Blackstone, MSCP, management and other investors purchased $624.0 million of Class A Membership Units of Holdings. Holdings then invested the $624.0 million in the common stock of Vanguard, and in addition Blackstone invested $125.0 million directly in the common stock of Vanguard.

Equity Incentive Membership Units of Holdings

                In connection with the merger transaction, certain members of management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.8 million pursuant to the Amendment and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”).  The value of the equity incentive units was determined by an independent third party appraiser. The Class B and D units vest 20% on each anniversary of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid at closing. Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a liquidity event (as defined in the LLC Agreement).  In exchange for a cash payment of $5.8 million, Vanguard issued to Holdings

83,890 warrants with an exercise price of $1,000 per share and 35,952 warrants with an exercise price of $3,000 per share to purchase Vanguard’s common stock.  Vanguard reserved 119,842 shares of its common stock to be issued upon exercise of the warrants.

Stock Option Plans

                Upon the payment of merger consideration to the option holders, the Company’s 1998 Stock Option Plan, 2000 Stock Option Plan, Initial Option Plan and Carry Option Plan were terminated. After the merger, the Company adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). The 2004 Option Plan allows for the issuance of up to 67,409 options to purchase common stock of the Company to employees of the Company. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by a committee of the Board of Directors. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by a committee of the Board of Directors. The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to three times the exercise price per share assigned to the Liquidity Event Options and Time Options. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of December 31, 2004, 29,841 options were outstanding under the 2004 Option Plan.

10.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, which revised FASB Statement No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R) requires all share-based payments granted to employees to be measured and recorded in the financial statements at fair value. SFAS 123(R) uses a “modified grant date” approach whereby fair value of the equity award is estimated without regard to service or performance conditions and compensation expense is recognized over the vesting period of the award.  The Company expects to adopt SFAS 123(R) on July 1, 2006.  The Company does not expect SFAS 123(R) to have a significant impact on its future results of operations since the Company previously adopted SFAS 123 on July 1, 2003.

                In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 represents the first phase of the FASB’s project to clarify the accounting treatment of certain instruments that possess characteristics of both liabilities and equity.  SFAS 150 generally requires that freestanding financial instruments that obligate the issuer to redeem the holder’s shares, or are indexed to such an obligation, and are settled in cash or settled with shares meeting certain conditions be treated as liabilities.  The provisions of SFAS 150 are effective immediately for instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003, with the exception of mandatorily redeemable instruments of non-public companies, which become subject to SFAS 150 for fiscal periods beginning after December 15, 2003.  Additionally, the FASB indefinitely deferred the application of the provisions of SFAS 150 relating to non-controlling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements.  The Company does not expect SFAS 150 to impact the Company’s financial statements.

11.          SEGMENT INFORMATION

                The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in the metropolitan Chicago area, and Phoenix Health Plan, a Medicaid managed health plan operating solely in Arizona.

                The following tables provide condensed financial information by business segment for the three months ended December 31, 2003 and 2004, the six months ended December 31, 2003, and the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through December 31, 2004, respectively, including a reconciliation of Segment EBITDA to income before income taxes (in millions).

	Predecessor

	Three months ended December 31, 2003				Three months ended December 31, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$364.0	$–	$364.0	$–	$416.1	$–	$416.1
Premium revenues	78.0	–	–	78.0	83.7	–	–	83.7
Inter-segment revenues	–	6.9	(6.9)	–	–	11.9	(11.9)	–

Total revenues	78.0	370.9	(6.9)	442.0	83.7	428.0	(11.9)	499.8

Operating expenses - external	64.1	337.8	–	401.9	64.1	381.5	–	445.6
Operating expenses - inter-segment	6.9	–	(6.9)	–	11.9	–	(11.9)	–

Total operating expenses	71.0	337.8	(6.9)	401.9	76.0	381.5	(11.9)	445.6

Segment EBITDA(1)	7.0	33.1	–	40.1	7.7	46.5	–	54.2

Less:
Depreciation and amortization	0.5	15.4	–	15.9	0.5	20.3	–	20.8
Interest, net	0.5	10.4	–	10.9	0.2	24.8	–	25.0
Minority interests	–	(1.0)	–	(1.0)	–	(0.3)	–	(0.3)
Equity method loss (income)	–	(1.0)	–	(1.0)	–	(0.1)		(0.1)
Stock compensation	–	–	–	–	–	0.2	–	0.2
Loss (gain) on sale of assets	–	(0.8)	–	(0.8)	–	0.2	–	0.2
Monitoring fees	–	–	–	–	–	1.3	–	1.3

Income before income taxes	$6.0	$10.1	$–	$16.1	$7.0	$0.1	$–	$7.1

	Predecessor				Combined Basis

	Six months ended December 31, 2003				Six months ended December 31, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$715.0	$–	$715.0	$–	$830.4	$–	$830.4
Premium revenues	136.9	–	–	136.9	163.1	–	–	163.1
Inter-segment revenues	–	13.4	(13.4)	–	–	19.0	(19.0)	–

Total revenues	136.9	728.4	(13.4)	851.9	163.1	849.4	(19.0)	993.5

Operating expenses - external	113.3	664.2	–	777.5	131.1	756.2	–	887.3
Operating expenses - inter-segment	13.4	–	(13.4)	–	19.0	–	(19.0)	–

Total operating expenses	126.7	664.2	(13.4)	777.5	150.1	756.2	(19.0)	887.3

Segment EBITDA(1)	10.2	64.2	–	74.4	13.0	93.2	–	106.2

Less:
Depreciation and amortization	1.0	30.0	–	31.0	1.1	38.8	–	39.9
Interest, net	1.1	20.2	–	21.3	0.5	36.4	–	36.9
Minority interests	–	(1.9)	–	(1.9)	–	(0.8)	–	(0.8)
Equity method loss (income)	–	(1.8)	–	(1.8)	–	(0.3)	–	(0.3)
Stock compensation	–	–	–	–	–	96.9	–	96.9
Debt extinguishment costs	–	–	–	–	–	62.2	–	62.2
Merger expenses	–	–	–	–	–	23.1	–	23.1
Loss (gain) on sale of assets	–	(0.8)	–	(0.8)	–	0.8	–	0.8
Monitoring fees	–	–	–	–	–	1.4	–	1.4

Income (loss) before income taxes	$8.1	$18.5	$–	$26.6	$11.4	$(165.3)	$–	$(153.9)

Segment assets	$28.6	$1,240.4		$1,269.0	$28.7	$2,204.4		$2,233.1

Capital expenditures	$0.4	$70.5		$70.9	$0.9	$71.5		$72.4

	Predecessor				Successor

	July 1, 2004 through September 22, 2004				September 23, 2004 through December 31,2004

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$377.3	$–	$377.3	$–	$453.1	$–	$453.1
Premium revenues	72.3	–	–	72.3	90.8	–	–	90.8
Inter-segment revenues	–	6.4	(6.4)	–	–	12.6	(12.6)	–

Total revenues	72.3	383.7	(6.4)	449.6	90.8	465.7	(12.6)	543.9

Operating expenses - external	61.2	341.3	–	402.5	69.9	414.9	–	484.8
Operating expenses - inter-segment	6.4	–	(6.4)	–	12.6	–	(12.6)	–

Total operating expenses	67.6	341.3	(6.4)	402.5	82.5	414.9	(12.6)	484.8

Segment EBITDA(1)	4.7	42.4	–	47.1	8.3	50.8	–	59.1

Less:
Depreciation and amortization	0.6	16.8	–	17.4	0.5	22.0	–	22.5
Interest, net	0.2	9.6	–	9.8	0.3	26.8	–	27.1
Minority interests	–	(0.5)	–	(0.5)	–	(0.3)	–	(0.3)
Equity method loss (income)	–	(0.2)	–	(0.2)	–	(0.1)	–	(0.1)
Stock compensation	–	96.7	–	96.7	–	0.2	–	0.2
Debt extinguishment costs	–	62.2	–	62.2	–	–	–	–
Merger expenses	–	23.1	–	23.1	–	–	–	–
Loss (gain) on sale of assets	–	0.6	–	0.6	–	0.2	–	0.2
Monitoring fees	–	–	–	–	–	1.4	–	1.4

Income (loss) before income taxes	$3.9	$(165.9)	$–	$(162.0)	$7.5	$0.6	$–	$8.1

Capital expenditures	$0.7	$29.1		$29.8	$0.2	$42.4		$42.6

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, gain or loss on sale of assets, equity method income or loss, debt extinguishment costs, stock compensation, merger expenses and monitoring fees.  Management uses Segment EBITDA to measure performance for the Company’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

12.          COMMITMENTS AND CONTINGENCIES

                In certain of its acquisitions, the Company has historically committed to meet certain minimum post-acquisition capital expenditure requirements and certain construction and facility expansion obligations.  Management continually monitors compliance with these commitments.  In addition, management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on the Company’s results of operations or financial position, but the capital expenditure commitments could have an effect on the timing of the Company’s cash flows, including its need to borrow additional amounts under its revolving credit facility.

Capital Expenditure Commitments

                The Company has committed to make capital expenditures of $200.0 million in the acquisition agreement related to its purchase of the assets constituting the Baptist Health System in San Antonio, Texas (the “BHS acquisition”).  As of

December 31, 2004, the Company had extinguished its remaining capital expenditures commitment under the purchase agreement related to the BHS acquisition as a result of making capital expenditures subsequent to the acquisition date and its remaining commitments on expansion projects underway.  Aside from commitments under acquisition agreements, the Company also estimates a remaining commitment of $164.5 million to complete in-process capital projects at certain of its hospitals.

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

Net Revenue

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments to third party settlements resulted in increases to income before income taxes of $0.0 million and $0.2 million for the three months ended December 31, 2003 and 2004, respectively, and $4.4 million and $2.5 million for the six months ended December 31, 2003 and 2004, respectively.  The Company recorded $9.2 million and $12.5 million of charity care revenue deductions during the three months ended December 31, 2003 and 2004, respectively, and $17.0 million and $23.4 million of charity care revenue deductions during the six months ended December 31, 2003 and 2004, respectively.

Governmental Regulation

                Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  The Company’s management believes that the Company is in compliance with all applicable laws and regulations in all material respects and is not aware of any material pending or threatened proceeding involving allegations of potential wrongdoing.  While no such material regulatory proceedings are underway, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.

Acquisitions

                The Company has acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with health care laws and regulations, such as billing and reimbursement, anti-kickback and similar physician self-referral.  Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions and attempts to structure its acquisitions as asset acquisitions in which the Company does not assume liability for seller wrongful actions, there can be no assurance that the Company will not become liable for past activities that may later be alleged to be improper by private plaintiffs or government agencies.  Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Professional and General Liability Risks

                As is typical in the healthcare industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  Effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage on a claims-made basis with third party insurers covering individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.  The captive insurance subsidiary funds claims costs from proceeds of premium payments received from the Company.  The current industry environment appears to indicate an increase in the quantity and severity of professional liability claims.  This environment has led to increased costs for professional liability premiums, including reinsurance premiums, which the Company expects to continue for the foreseeable future.  Also, the Company is exposed to increased payments to malpractice claimants in the event physicians practicing at the Company’s hospitals are unable to obtain adequate malpractice insurance.  As the Company’s period of ownership of its hospitals lengthens, management expects the Company’s professional liability claims payments to increase.

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

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $23.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of December 31, 2004, the Company maintained this performance guarantee in the form of surety bonds totaling $18.0 million with independent third party insurers that expire on September 30, 2005 and a letter of credit issued to AHCCCS in the amount of $5.0 million.  The Company also was required to arrange for $5.3 million in letters of credit to collateralize its $18.0 million in surety bonds with the third party insurers.

13.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of the Company’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee the Company’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2004 and December 31, 2004 and for the three months and six months ended December 31, 2003 and 2004 and the predecessor period July 1, 2004 through September 22, 2004, and the successor period September 23, 2004 through December 31, 2004, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2004
(Predecessor)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$–	$71.4	$36.7	$–	$108.1
Accounts receivable, net	–	188.9	35.8	–	224.7
Supplies	–	29.5	5.1	–	34.6
Prepaid expenses and other current assets	3.1	28.6	39.4	(37.4)	33.7

Total current assets	3.1	318.4	117.0	(37.4)	401.1

Property, plant and equipment, net	–	785.4	81.5	–	866.9
Goodwill	–	109.3	–	–	109.3
Intangible assets, net	–	40.2	1.6	–	41.8
Investments in subsidiaries	408.8	–	–	(408.8)	–
Other assets	–	8.7	–	–	8.7

Total assets	$411.9	$1,262.0	$200.1	$(446.2)	$1,427.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	67.6	$13.1	–	$80.7
Accrued expenses and other current liabilities	–	140.9	11.6	(1.1)	151.4
Current maturities of long-term debt	–	5.2	1.1	–	6.3

Total current liabilities	–	213.7	25.8	(1.1)	238.4

Other liabilities	40.9	18.4	65.3	(25.4)	99.2
Long-term debt, less current maturities	–	616.6	0.6	–	617.2
Intercompany	(102.0)	27.4	71.9	2.7	–
Payable-In-Kind Preferred Stock	61.0	–	–	–	61.0
Stockholders’ equity	412.0	385.9	36.5	(422.4)	412.0

Total liabilities and stockholders’ equity	$411.9	$1,262.0	$200.1	$(446.2)	$1,427.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ (3.6)	$ 39.4	$ –	$ 36.6
Accounts receivable, net	–	–	–	196.6	41.6	–	238.2
Supplies	–	–	–	36.7	5.4	–	42.1
Prepaid expenses and other current assets	15.5	–	–	15.9	26.9	(16.4)	41.9

Total current assets	16.3	–	–	245.6	113.3	(16.4)	358.8

Property, plant and equipment, net	–	–	–	906.2	91.2	–	997.4
Goodwill	–	–	–	96.7	12.6	–	109.3
Intangible assets, net	–	37.4	3.8	16.4	7.9	–	65.5
Unallocated purchase price	679.0	–	–	–	–	–	679.0
Investments in subsidiaries	408.8	–	–	–	21.0	(429.8)	–
Other assets	12.3	–	–	10.5	0.3	–	23.1

Total assets	$ 1,116.4	$ 37.4	$ 3.8	$ 1,275.4	$ 246.3	$ (446.2)	$ 2,233.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 92.6	$ 15.2	$ –	$ 107.8
Accrued expenses and other current liabilities	(0.4)	20.5	–	80.2	69.5	(3.6)	166.2
Current maturities of long-term debt	–	4.8	–	1.7	1.0	–	7.5

Total current liabilities	(0.4)	25.3	–	174.5	85.7	(3.6)	281.5

Other liabilities	0.8	–	–	17.5	67.8	(15.1)	71.0
Long-term debt, less current maturities	–	1,104.1	128.5	0.8	0.4	–	1,233.8
Intercompany	469.2	(1,067.9)	(120.9)	764.0	(19.2)	(25.2)	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	646.8	(24.1)	(3.8)	318.6	111.6	(402.3)	646.8

Total liabilities and stockholders’ equity	$ 1,116.4	$ 37.4	$ 3.8	$ 1,275.4	$ 246.3	$ (446.2)	$ 2,233.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2003
(Predecessor)
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$327.9	$36.1	$–	$364.0
Premium revenues	–	78.0	4.8	(4.8)	78.0

Total revenues	–	405.9	40.9	(4.8)	442.0

Salaries and benefits	–	165.5	17.3	–	182.8
Supplies	–	62.8	5.7	–	68.5
Medical claims expense	–	57.0	–	–	57.0
Purchased services	–	18.5	3.6	–	22.1
Provision for doubtful accounts	–	26.8	3.2	–	30.0
Insurance	–	7.6	6.7	(4.8)	9.5
Other operating expenses	–	23.0	3.3	–	26.3
Rents and leases	–	4.9	0.8	–	5.7
Depreciation and amortization	–	14.7	1.2	–	15.9
Interest, net	–	10.2	0.7	–	10.9
Management fees	–	(0.8)	0.8	–	–
Other	–	(2.8)	–	–	(2.8)

Total costs and expenses	–	387.4	43.3	(4.8)	425.9

Income (loss) before income taxes	–	18.5	(2.4)	–	16.1
Income tax expense	6.3	–	–	–	6.3
Equity in earnings of subsidiaries	16.1	–	–	(16.1)	–

Net income (loss)	$9.8	$18.5	$(2.4)	$(16.1)	$9.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 365.0	$ 60.7	$ (9.6)	$ 416.1
Premium revenues	–	–	–	10.6	80.0	(6.9)	83.7

Total revenues	–	–	–	375.6	140.7	(16.5)	499.8
Salaries and benefits	–	–	–	168.3	31.9	–	200.2
Supplies	–	–	–	69.8	10.8	–	80.6
Medical claims expense	–	–	–	6.3	59.9	(9.6)	56.6
Purchased services	–	–	–	19.4	5.9	–	25.3
Provision for doubtful accounts	–	–	–	31.2	4.3	–	35.5
Insurance	–	–	–	9.9	9.3	(6.9)	12.3
Other operating expenses	–	–	–	22.2	6.0	–	28.2
Rents and leases	–	–	–	5.3	1.6	–	6.9
Depreciation and amortization	–	–	–	18.4	2.4	–	20.8
Interest, net	–	22.3	3.5	(1.5)	0.7	–	25.0
Management fees	–	–	–	(2.0)	2.0	–	–
Stock compensation	–	–	–	0.2	–	–	0.2
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	1.1	–	–	1.1

Total costs and expenses	–	22.3	3.5	348.6	134.8	(16.5)	492.7

Income (loss) before income taxes	–	(22.3)	(3.5)	27.0	5.9	–	7.1
Income tax expense	2.5	–	–	–	–	–	2.5
Equity in earnings of subsidiaries	7.1	–	–	–	–	(7.1)	–

Net income (loss)	$ 4.6	$ (22.3)	$ (3.5)	$ 27.0	$ 5.9	$ (7.1)	$ 4.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2003
(Predecessor)
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$642.1	$72.9	$–	$715.0
Premium revenues	–	136.5	9.6	(9.2)	136.9

Total revenues	–	778.6	82.5	(9.2)	851.9

Salaries and benefits	–	324.0	35.0	–	359.0
Supplies	–	122.1	11.7	–	133.8
Medical claims expense	–	100.9	–	–	100.9
Purchased services	–	37.7	7.0	–	44.7
Provision for doubtful accounts	–	53.5	6.8	–	60.3
Insurance	–	14.6	13.4	(9.2)	18.8
Other operating expenses	–	41.8	7.1	–	48.9
Rents and leases	–	9.7	1.4	–	11.1
Depreciation and amortization	–	28.7	2.3	–	31.0
Interest, net	–	19.3	2.0	–	21.3
Management fees	–	(1.5)	1.5	–	–
Other	–	(4.5)	–	–	(4.5)

Total costs and expenses	–	746.3	88.2	(9.2)	825.3

Income (loss) before income taxes	–	32.3	(5.7)	–	26.6
Income tax expense	10.5	–	–	–	10.5
Equity in earnings of subsidiaries	26.6	–	–	(26.6)	–

Net income (loss)	$16.1	$32.3	$(5.7)	$(26.6)	$16.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2004
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 725.2	$ 119.7	$ (14.5)	$ 830.4
Premium revenues	–	–	–	21.2	155.8	(13.9)	163.1

Total revenues	–	–	–	746.4	275.5	(28.4)	993.5
Salaries and benefits	–	–	–	332.9	63.2	–	396.1
Supplies	–	–	–	138.8	21.2	–	160.0
Medical claims expense	–	–	–	13.3	118.1	(14.5)	116.9
Purchased services	–	–	–	38.5	11.3	–	49.8
Provision for doubtful accounts	–	–	–	60.9	9.1	–	70.0
Insurance	–	–	–	18.1	18.6	(13.9)	22.8
Other operating expenses	–	–	–	46.7	11.8	–	58.5
Rents and leases	–	–	–	9.9	3.3	–	13.2
Depreciation and amortization	–	–	–	35.3	4.6	–	39.9
Interest, net	–	24.1	3.8	7.1	1.9	–	36.9
Management fees	–	–	–	(4.0)	4.0	–	–
Stock compensation	–	–	–	96.9	–	–	96.9
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	1.2	(0.1)	–	1.1

Total costs and expenses	67.2	24.1	3.8	813.7	267.0	(28.4)	1,147.4

Income (loss) before income taxes	(67.2)	(24.1)	(3.8)	(67.3)	8.5	–	(153.9)
Income tax expense (benefit)	(48.4)	–	–	–	–	–	(48.4)
Equity in earnings of subsidiaries	(86.7)	–	–	–	–	86.7	–

Net income (loss)	$ (105.5)	$ (24.1)	$ (3.8)	$ (67.3)	$ 8.5	$ 86.7	$ (105.5)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 323.6	$ 53.7	$ –	$ 377.3
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	333.3	122.7	(6.4)	449.6
Salaries and benefits	–	–	–	150.1	28.6	–	178.7
Supplies	–	–	–	62.8	9.5	–	72.3
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	17.2	4.9	–	22.1
Provision for doubtful accounts	–	–	–	27.1	4.4	–	31.5
Insurance	–	–	–	7.5	8.4	(6.4)	9.5
Other operating expenses	–	–	–	22.4	5.3	–	27.7
Rents and leases	–	–	–	4.2	1.5	–	5.7
Depreciation and amortization	–	–	–	15.4	2.0	–	17.4
Interest, net	–	–	–	8.6	1.2	–	9.8
Management fees	–	–	–	(2.0)	2.0	–	–
Stock compensation	–	–	–	96.7	–	–	96.7
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	430.0	120.8	(6.4)	611.6

Income (loss) before income taxes	(67.2)	–	–	(96.7)	1.9	–	(162.0)
Income tax expense (benefit)	(51.3)	–	–	–	–	–	(51.3)
Equity in earnings of subsidiaries	(94.8)	–	–	–	–	94.8	–

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Successor Period September 23, 2004 through December 31, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 401.6	$ 66.0	$ (14.5)	$ 453.1
Premium revenues	–	–	–	11.5	86.8	(7.5)	90.8

Total revenues	–	–	–	413.1	152.8	(22.0)	543.9
Salaries and benefits	–	–	–	182.8	34.6	–	217.4
Supplies	–	–	–	76.0	11.7	–	87.7
Medical claims expense	–	–	–	11.4	65.0	(14.5)	61.9
Purchased services	–	–	–	21.3	6.4	–	27.7
Provision for doubtful accounts	–	–	–	33.8	4.7	–	38.5
Insurance	–	–	–	10.6	10.2	(7.5)	13.3
Other operating expenses	–	–	–	24.3	6.5	–	30.8
Rents and leases	–	–	–	5.7	1.8	–	7.5
Depreciation and amortization	–	–	–	19.9	2.6	–	22.5
Interest, net	–	24.1	3.8	(1.5)	0.7	–	27.1
Management fees	–	–	–	(2.0)	2.0	–	–
Stock compensation	–	–	–	0.2	–	–	0.2
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	1.2	–	–	1.2

Total costs and expenses	–	24.1	3.8	383.7	146.2	(22.0)	535.8

Income (loss) before income taxes	–	(24.1)	(3.8)	29.4	6.6	–	8.1
Income tax expense	2.9	–	–		–	–	2.9
Equity in earnings of subsidiaries	8.1	–	–	–	–	(8.1)	–

Net income (loss)	$ 5.2	$ (24.1)	$ (3.8)	$ 29.4	$ 6.6	$ (8.1)	$ 5.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2003
(Predecessor)
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$16.1	$32.3	$(5.7)	$(26.6)	$16.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	28.7	2.3	–	31.0
Provision for doubtful accounts	–	53.5	6.8	–	60.3
Deferred income taxes	6.3	–	–	–	6.3
Amortization of loan costs	–	0.9	–	–	0.9
Loss (gain) on sale of assets	–	(0.8)	–	–	(0.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(26.6)	–	–	26.6	–
Accounts receivable	–	(73.6)	(1.0)	–	(74.6)
Supplies	–	(0.1)	(0.3)	–	(0.4)
Prepaid expenses and other current assets	0.4	(8.2)	10.1	–	2.3
Accounts payable	–	4.4	(2.1)	–	2.3
Accrued expenses and other current liabilities	(2.5)	12.3	(4.2)	–	5.6
Other liabilities	2.8	(3.8)	2.4	–	1.4

Net cash provided by (used in) operating activities	(3.5)	45.6	8.3	–	50.4
Investing activities:
Acquisitions	–	(12.3)	–	–	(12.3)
Capital expenditures	–	(66.9)	(4.0)	–	(70.9)
Proceeds from asset dispositions	–	6.2	–	–	6.2
Other	–	4.6	(4.3)	–	0.3

Net cash used in investing activities	–	(68.4)	(8.3)	–	(76.7)
Financing activities:
Proceeds from long-term debt	–	104.0	–	–	104.0
Payments of long-term debt and capital leases	–	(87.8)	(2.8)	–	(90.6)
Proceeds from joint venture partner contributions	–	2.0	–	–	2.0
Exercise of stock options	–	0.1	–	–	0.1
Cash provided by (used in) intercompany activity	3.5	(17.9)	14.4	–	–

Net cash provided by financing activities	3.5	0.4	11.6	–	15.5

Net increase (decrease) in cash and cash equivalents	–	(22.4)	11.6	–	(10.8)
Cash and cash equivalents, beginning of period	–	21.2	6.0	–	27.2

Cash and cash equivalents, end of period	$–	$(1.2)	$17.6	$–	$16.4

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2004
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$ (105.5)	$ (24.1)	$ (3.8)	$ (67.3)	$ 8.5	$ 86.7	$ (105.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	35.3	4.6	—	39.9
Provision for doubtful accounts	—	—	—	60.9	9.1	—	70.0
Deferred income taxes	(48.4)	—	—	—	—	—	(48.4)
Amortization of loan costs	—	0.9	—	0.5	—	—	1.4
Accretion of principal on senior discount notes	—	—	3.8	—	—	—	3.8
(Gain) loss on sale of assets	—	—	—	0.8	—	—	0.8
Stock compensation	—	—	—	96.9	—	—	96.9
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	86.7	—	—	—	—	(86.7)	—
Accounts receivable	—	—	—	(71.7)	(11.9)	—	(83.6)
Supplies	—	—	—	(1.2)	(0.1)	—	(1.3)
Prepaid expenses and other current assets	6.1	—	—	(19.6)	18.0	—	4.5
Accounts payable	—	—	—	20.6	(0.5)	—	20.1
Accrued expenses and other current liabilities	(10.6)	23.2	—	(23.0)	11.3	—	0.9
Other liabilities	5.9	—	—	1.3	2.3	—	9.5
Net cash provided by operating activities	1.4	—	—	51.6	41.3	—	94.3
Investing activities:						—
Acquisitions	(50.8)	—	—	(87.4)	—	—	(138.2)
Capital expenditures	—	—	—	(64.7)	(7.7)	—	(72.4)
Proceeds from asset sales	—	—	—	0.7	—	—	0.7
Other	—	—	—	0.2	(21.3)	21.0	(0.1)
Net cash used in investing activities	(50.8)	—	—	(151.2)	(29.0)	21.0	(210.0)
Financing activities:
Proceeds from long-term debt	1,234.7	—	—	—	—	—	1,234.7
Payments of long-term debt and capital leases	(684.3)	—	—	(1.2)	(0.4)	—	(685.9)
Payments of loan costs and debt termination fees	(42.7)	—	—	—	—	—	(42.7)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	12.4	—	—	56.0	(47.4)	(21.0)	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	50.2	—	—	62.8	(47.8)	(21.0)	44.2
Net increase (decrease) in cash and cash equivalents	0.8	—	—	(36.8)	(35.5)	—	(71.5)
Cash and cash equivalents, beginning of period	—	—	—	33.2	74.9	—	108.1
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (3.6)	$ 39.4	$ —	$ 36.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$ (110.7)	$ —	$ —	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	15.4	2.0	—	17.4
Provision for doubtful accounts	—	—	—	27.1	4.4	—	31.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	—	—	0.5	—	—	0.5
Accretion of principal on senior discount notes	—	—	—	—	—	—	—
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	94.8	—	—	—	—	(94.8)	—
Accounts receivable	—	—	—	(37.2)	(4.9)	—	(42.1)
Supplies	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(14.7)	10.8	—	2.4
Accounts payable	—	—	—	41.9	(0.5)	—	41.4
Accrued expenses and other current liabilities	(7.0)	—	—	9.2	6.8	—	9.0
Other liabilities	5.9	—	—	(11.0)	3.1	—	(2.0)
Net cash provided by (used in) operating activities	5.6	—	—	49.9	23.3	—	78.8
Investing activities:
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(26.8)	(3.0)	—	(29.8)
Proceeds from asset sales	—	—	—	0.5	—	—	0.5
Other	—	—	—	0.4	(0.3)	—	0.1
Net cash used in investing activities	(50.8)	—	—	(25.9)	(3.3)	—	(80.0)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.4)	(0.3)	—	(683.9)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	64.8	—	—	(51.1)	(13.7)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.5	—	—	(51.5)	(14.0)	—	(20.0)
Net increase (decrease) in cash and cash equivalents	0.3	—	—	(27.5)	6.0	—	(21.2)
Cash and cash equivalents, beginning of period	—	—	—	33.2	74.9	—	108.1
Cash and cash equivalents, end of period	$ 0.3	$ —	$ —	$ 5.7	$ 80.9	$ —	$ 86.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Successor Period September 23, 2004 through December 31, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$ 5.2	$ (24.1)	$ (3.8)	$ 29.4	$ 6.6	$ (8.1)	$ 5.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	19.9	2.6	—	22.5
Provision for doubtful accounts	—	—	—	33.8	4.7	—	38.5
Deferred income taxes	2.5	—	—	—	—	—	2.5
Amortization of loan costs	—	0.9	—	—	—	—	0.9
Accretion of principal on senior discount notes	—	—	3.8	—	—	—	3.8
(Gain) loss on sale of assets	—	—	—	0.2	—	—	0.2
Stock compensation	—	—	—	0.2	—	—	0.2
Debt extinguishment costs	—	—	—	—	—	—	—
Merger expenses	—	—	—	—	—	—	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(8.1)	—	—	—	—	8.1	—
Accounts receivable	—	—	—	(34.5)	(7.0)	—	(41.5)
Supplies	—	—	—	(1.2)	0.2	—	(1.0)
Prepaid expenses and other current assets	(0.2)	—	—	(4.9)	7.2	—	2.1
Accounts payable	—	—	—	(21.3)	—	—	(21.3)
Accrued expenses and other current liabilities	(3.6)	23.2	—	(32.2)	4.5	—	(8.1)
Other liabilities	—	—	—	12.3	(0.8)	—	11.5
Net cash provided by (used in) operating activities	(4.2)	—	—	1.7	18.0	—	15.5
Investing activities:
Acquisitions	—	—	—	(87.4)	—	—	(87.4)
Capital expenditures	—	—	—	(37.9)	(4.7)	—	(42.6)
Proceeds from asset sales	—	—	—	0.2	—	—	0.2
Other	—	—	—	(0.2)	(21.0)	21.0	(0.2)
Net cash used in investing activities	—	—	—	(125.3)	(25.7)	21.0	(130.0)
Financing activities:
Proceeds from long-term debt	60.0	—	—	—	—	—	60.0
Payments of long-term debt and capital leases	(1.1)	—	—	(0.8)	(0.1)	—	(2.0)
Payments of loan costs and debt termination fees	(1.8)	—	—	—	—	—	(1.8)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	—	—	—	—	—	—	—
Payments to retire stock and stock options	—	—	—	—	—	—	—
Cash provided by (used in) intercompany activity	(52.4)	—	—	107.1	(33.7)	(21.0)	—
Exercise of stock options	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	4.7	—	—	114.3	(33.8)	(21.0)	64.2
Net increase (decrease) in cash and cash equivalents	0.5	—	—	(9.3)	(41.5)	—	(50.3)
Cash and cash equivalents, beginning of period	0.3	—	—	5.7	80.9	—	86.9
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (3.6)	$ 39.4	$ —	$ 36.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the Blackstone transaction (as discussed below).  Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the Blackstone transaction had on us.  We have presented the information for the six months ended December 31, 2004 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of operating results to the prior year period.  You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included within this report.

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

                •  The highly competitive nature of the healthcare industry

                •  Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels

                •  Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers

                •  Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses

                •  Potential federal or state reform of healthcare

                •  Future governmental investigations

                •  Costs associated with newly effective HIPAA regulations and other management information systems integrations

                •  The availability of capital to fund our corporate growth strategy

                •  Potential lawsuits or other claims asserted against us

                •  Our ability to maintain or increase patient membership and control costs of our managed healthcare plans

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

                •  Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations

                •  The geographic concentration of our operations

                •  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services

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

                Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Risk Factors” contained in our Registration Statement on Form S-4 (Registration No. 333-120436) originally filed with the Securities and Exchange Commission on November 12, 2004 and with final amendment on December 21, 2004.  You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by the Company that its objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on the Company’s results of operations and financial condition.

Blackstone Transaction

                On September 23, 2004, The Blackstone Group and certain of its affiliates (collectively “Blackstone”) purchased approximately 66% of our equity interests. Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) own the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the Blackstone transaction, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes, our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the transaction by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under our new senior secured credit facilities and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of management also purchased $5.8 million of the equity incentive units in Holdings.  Our new senior secured credit facilities also include a $250.0 million revolving credit facility, of which $32.0 million of capacity was utilized for letters of credit as of December 31, 2004, and $325.0 million in delayed term loans. We borrowed $60.0 million under the delayed draw term loans to finance the acquisition of three acute-care hospitals and related healthcare businesses in Massachusetts from subsidiaries of Tenet Healthcare Corporation on December 31, 2004.  We expect to borrow an additional $90.0 million of delayed draw term loans on or prior to February 20, 2005.  We may borrow the remaining $175.0 million of delayed draw term loans at any time prior to September 23, 2005.

Basis of Presentation and Overview

                We present financial information relating to Vanguard Health Systems, Inc., and its subsidiaries in this discussion and analysis on a predecessor period and successor period combined basis.

                As of December 31, 2004, we owned and operated 19 hospitals with a total of 4,518 licensed beds, and related outpatient service locations complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan, which served approximately 100,500 members in Arizona; and MacNeal Health Providers, which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 46,000 member lives in metropolitan Chicago, Illinois, as of December 31, 2004.  Our objective is to provide high-quality, cost-effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate.  We focus our business development efforts and operations on hospital and other related healthcare facilities where we see an opportunity to improve operating performance and profitability and increase market share.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

                We have implemented multiple operating strategies to achieve our objective of providing high-quality, cost-effective healthcare services in the communities we serve.  These strategies include quality control, expansion of services, partnering with physicians and healthcare professionals and identifying growing geographic areas in need of our services for expansion or acquisition opportunities.  If we achieve these strategies, we expect to realize the patient volume and revenue growth that is key to our operating performance.  We must also identify and manage the risks associated with our growth strategies including acquisition risks, payer reimbursement risks, case and resource management risks and competition.  Recent trends that management will continue to monitor and address include increased bad debts arising from an increase in self-pay accounts receivable, newly enacted Medicare regulations, expanded charity care and self-pay discount programs, potential state Medicaid funding cuts, rising professional liability risks and related insurance costs, nurse staffing regulations and resource constraints and increased cost of compliance in the healthcare industry.  The following paragraphs more fully describe the strategies, risks and trends mentioned above.

Operating Strategies and Related Risks

                In order to increase revenues and enhance operating margins, we have implemented several operating initiatives, including the following:

•

Implementing programs and procedures to improve the quality of healthcare services provided to our patients.  We continually challenge and update our training programs for senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff to identify opportunities to improve the delivery of healthcare services.  We share information among our hospital management to implement best practices and monitor quality of care standards to meet or exceed accreditation and regulatory requirements.  We utilize patient care evaluations and satisfaction surveys from patients, physicians and employees to measure the results of our quality of care objectives.  We believe that the core of our success is the quality of care we provide, and that each of our strategic goals and objectives is an extension of this core principle.

•

Expanding the spectrum of healthcare services provided by our facilities.  Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused healthcare networks provides us greater flexibility in implementing broader service offerings in an efficient manner.  As we expand our service offerings and grow patient volumes, we must effectively recruit and retain physicians and nurses and invest resources in capital projects including upgrading our existing facility framework and expanding facilities.  Also, we believe completing strategic acquisitions to achieve in-market and new market growth will allow us to better serve our patients while improving our operating performance.  Our facility expansion strategies include constructing new facilities in underserved areas of our markets, as demonstrated by our construction of West Valley Hospital in western metropolitan Phoenix, and increasing the capacities of our hospitals such as the expansion initiatives underway or in the planning stages at six of our hospitals in San Antonio and metropolitan Phoenix, for which we expect to spend a total of approximately $336.0 million during fiscal years 2004 through 2009.

•

Fostering a partnership culture with physicians and healthcare professionals.  We believe that the key to providing the most effective and efficient healthcare services lies in both effective recruiting and retention programs, continual training and education support for physicians and other healthcare professionals and maintenance of facilities and equipment that are desirable vehicles for the practice of medicine.  Our relationships with the University of Chicago at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate our commitment to professional development for physicians and healthcare professionals.  We believe these initiatives will serve as a cornerstone to build partnering relationships with employees and physicians to ensure we have the expertise necessary to carry out our mission in all areas of our healthcare facilities.  We also intend to increase our participation, consistent with applicable laws, in the development of joint venture partnerships with physicians in those situations where such relationships fit our strategic objectives.

•

Identifying geographic markets  that provide a strategic fit with the Company’s goals and objectives and leveraging population growth in existing markets.  We expect to continue pursuing acquisition activities in existing or new markets where we can obtain significant market share and capture additional business from the aging U.S. population.  According to the U.S. Census Bureau there are approximately 35 million Americans aged 65 or older in the United States in 2000, comprising approximately 12.4% of the total U.S. population.  By the year 2010 the number of these elderly persons is expected to climb to 40 million, or 13.0% of the total population.  We believe our initiatives will position us to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets and improving market share in existing markets provide opportunities to expand services to those communities, provide flexibility in negotiations with managed care and other third party payers and strengthen recruiting initiatives.

                Although we expect the above initiatives to increase our patient volumes, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  For the six months ended December 31, 2004, managed care (including Medicare and Medicaid managed care plans), Medicare and Medicaid payers accounted for 45.2%, 30.6% and 6.7% of patient service revenues, respectively.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the healthcare services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues.  However, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to improve reimbursement and maintain patient volumes.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare diagnosis related group payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  For the six months ended December 31, 2004, 65% of total surgeries performed in our facilities were performed on an outpatient basis.  Outpatient revenues as a percentage of total gross patient revenues were 35.0% and 36.4% during the six months ended December 31, 2003 and 2004, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which we expect to increase demand for inpatient services.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

•

Intense market competition may limit our ability to enter choice markets or to recruit and retain quality healthcare personnel.  We face growing competition in our industry.  Consolidation of hospitals into for-profit or not-for-profit systems continues to increase as other hospital companies realize that regional market strength is pivotal in efficiently providing comprehensive healthcare services, recruiting and retaining qualified healthcare professionals and effectively managing payer relationships.

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

                On December 31, 2004, certain of our subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Massachusetts, Framingham, Massachusetts and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  We paid $87.4 million at closing, including the base purchase price of $100.3 million for the property, plant and equipment and investments of the Massachusetts hospitals less $12.9 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  We funded the purchase price by borrowing $60.0 million of the $150.0 million acquisition delayed draw term facility under our new senior secured credit facilities, entered into in connection with the Blackstone transaction, and by using $27.4 million of cash on hand.  We expect to invest an additional $39.5 million during our third fiscal quarter related to the build-up of working capital at the Massachusetts hospitals.  We anticipate borrowing the remaining $90.0 million available to us under the acquisition delayed draw term loan facility on or prior to its February 20, 2005 termination date to fund the working capital build-up and capital expenditures at the Massachusetts hospitals and for other general corporate purposes.  No operating results for the Massachusetts hospitals are included in our condensed consolidated financial statements for the three months or six months ended December 31, 2004.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the first half of fiscal 2005, we experienced a 5.4% increase in discharges and an 8.1% increase in hospital adjusted discharges compared to the same period in fiscal 2004.  The comparisons include the effects of the opening of West Valley Hospital in Goodyear, Arizona, during September 2003, as this hospital replaced our freestanding emergency center in that geographic area.  The following table provides details of discharges by payer for the three months and six months ended December 31, 2004 compared to the same periods ended December 31, 2003.

	Three months ended December 31,		Six months ended December 31,
	2003	2004	2003	2004

Medicare	11,264	11,677	21,840	22,958
Medicaid	3,895	4,918	8,179	9,745
Managed care	19,933	20,310	39,323	40,535
Self pay	1,296	1,148	2,328	2,381
Other	465	468	892	888

Total	36,853	38,521	72,562	76,507

                We attribute the same hospital volume improvements to expanded service offerings including complementary subacute services, new contracts negotiated with certain managed care providers and our market-driven management strategies.  We expect these strategies to continue to result in future growth in revenues and volumes.  However, restoring the community’s confidence in hospitals we have acquired from previous owners and staying ahead of our competition in the markets we serve require continuous long-term focus.

                The majority of our revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Our patient revenue per adjusted hospital discharge increased 7.0% from $6,375 during the first half of fiscal 2004 to $6,820 during the same period in fiscal 2005.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts.  We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total diagnosis related group payments.  To achieve this mandate, in recent years CMS has periodically increased the cost threshold used to determine eligibility for and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our ratio of Medicare outlier payments to Medicare DRG payments is 1.6%.  Thus, we do not believe that we have a high level of outlier payments.  We also do not believe that our current level of outlier payments will be materially affected by recent regulations set forth by CMS.

                We recognize premium revenues from Phoenix Health Plan, our Medicaid managed health plan in Phoenix, and from MacNeal Health Providers in Chicago, which is a payer for certain capitated physician and outpatient services for certain member lives.  Premium revenues increased by $26.2 million or 19.1% during the first half of fiscal 2005 compared to the same period in fiscal 2004.  The primary reason for this revenue increase was the 17,000-member increase in Phoenix Health Plan membership during October 2003.  The increase was primarily due to the withdrawal of one competing plan from the AHCCCS program effective October 1, 2003.  Our contract with AHCCCS was renewed during fiscal 2004 for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  Should our contract with AHCCCS terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable.  The following table provides a summary of our accounts receivable by age since discharge date for both insured and uninsured payers as of December 31, 2003, June 30, 2004 and December 31, 2004 (in millions).

December 31, 2003	0-90 days	91-180 days	Over 180 days	Total
Insured	$ 249.7	$ 30.6	$ 18.2	$ 298.5
Self-Pay (1)	38.4	31.3	8.7	78.4

Total (2)	$ 288.1	$ 61.9	$ 26.9	$ 376.9

June 30, 2004	0-90 days	91-180 days	Over 180 days	Total
Insured	$ 258.5	$ 29.0	$ 16.7	$ 304.2
Self-Pay (1)	42.2	35.3	10.2	87.7

Total (2)	$ 300.7	$ 64.3	$ 26.9	$ 391.9

December 31, 2004	0-90 days	91-180 days	Over 180 days	Total
Insured	$ 295.2	$ 32.4	$ 18.3	$ 345.9
Self-Pay (1)	41.4	40.8	9.6	91.8

Total (2)	$ 336.6	$ 73.2	$ 27.9	$ 437.7

____________________
(1)           Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer.
(2)           The total accounts receivable balances reflected on these tables differ from the net accounts receivable balances as stated on the consolidated balance sheets for those respective periods because the aging reports include certain accounts for which the applicable contractual discounts have yet to be deducted from the account balance.

                Our allowance for bad debts and allowance for charity care covered 72.2%, 76.4% and 83.8% of self-pay accounts receivable as of December 31, 2003, June 30, 2004 and December 31, 2004, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including price increases, higher levels of patient deductibles and co-insurance under managed care programs, reductions in coverage by certain state Medicaid programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  However, we believe that increased bad debts will remain a prevalent trend in the hospital industry during the foreseeable future.

                Effects of the 2003 Medicare Prescription Drug Bill

                The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the “2003 Act”, which was signed into law on December 8, 2003, made a number of significant changes to the Medicare program. In addition to a highly publicized prescription drug benefit that will provide direct relief to Medicare beneficiaries starting in 2006, the 2003 Act provides a number of direct benefits to our hospitals including, but not limited to:

•

a provision effective October 1, 2004 setting a lower threshold for determining when CMS is required to provide additional reimbursement for new technologies that would receive inadequate payment if assigned to a standard diagnosis related group;

•	provisions basically providing hospitals with more reimbursement for outpatient drugs;

•

a provision increasing the payments teaching hospitals receive for the indirect operating expenses incurred for training interns and residents in the last half of federal fiscal year 2004 and all of federal fiscal years 2005 and 2006, but decreasing such amount slightly in federal fiscal year 2007;

•	a provision increasing our reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0;

•	a provision allocating $250.0 million per year for federal years 2005-2008 to pay for healthcare costs of undocumented aliens;

•	a provision eliminating the requirement that hospitals must obtain secondary payment information from all Medicare beneficiaries receiving reference laboratory services; and

•	a provision mandating that CMS pay the routine costs associated with category A (experimental/investigational) clinical trials beginning January 1, 2005.

                The 2003 Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.  In addition, for federal fiscal years 2005, 2006 and 2007, the Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement.  We believe that the 2003 Act may have a positive impact on our operating results, especially if future legislation does not decrease the full market basket updates for federal fiscal years 2005, 2006 and 2007 for those hospitals complying with the new reporting requirement.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines.  CMS has indicated that it is aware of no regulations or guidelines preventing implementation of such policies.  We deduct these discounts from revenues.  During the six months ended December 31, 2003 and 2004, we deducted $17.0 million and $23.4 million, of charity care from revenues, respectively.

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

                Rising Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. During the past three years, the cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  While premium price increases have abated somewhat during the past year, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  The current industry environment appears to indicate an increase in the quantity and severity of malpractice claims.  However, some states, including Texas, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages.  Absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, we expect our recent trend of increased insurance costs to continue for the foreseeable future.

                Nursing Shortage and Nursing Ratio Requirements

                The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulties in retaining and recruiting nurses in our metropolitan Phoenix, Arizona, and Orange County, California markets.  As a result of this shortage, we have utilized more contract labor resources that are typically more costly and less reliable than employed nurses.  Recent reports forecast this shortage to continue for the foreseeable future.  We believe that our comprehensive recruiting and retention plan for nurses, which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our focus on clinical and service excellence has partially mitigated the effects of the nursing shortage.

                We operate the School of Health Professionals (“SHP”) in San Antonio, which is primarily a school of nursing.  The SHP trains approximately 72 nurses each year, of whom approximately 80% choose permanent employment with us.  Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students.  In January 2005, we began training 25 nursing students in our metropolitan Phoenix market using state of the art distance learning technology maximizing utilization of SHP instructors.  Students are provided with company-funded scholarships that cover tuition, books and equipment expenses in return for a commitment to work at one of our hospitals for a defined period of time.  Should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, our future operating results could be adversely impacted.

                Effective January 1, 2004, minimum nursing to patient ratios for various hospital departments went into effect in the state of California.  These requirements apply at all times, including scheduled break and meal periods, and place an additional burden on our already challenging nurse staffing strategies.  More stringent ratios for medical/surgical units were scheduled to take effect on January 1, 2005 but have been delayed.  We estimate that our additional staffing costs from existing regulations could exceed $2.5 million on an annual basis in California.  If similar regulations were adopted in other states in which we operate, our future operating results and cash flows could be further reduced.

                Increased Cost of Compliance in a Heavily Regulated Industry

                We conduct business in a heavily regulated industry.  Accordingly, we maintain a comprehensive, company-wide compliance program to address healthcare regulatory and other compliance requirements since if a determination were ever made that we were in material violation of any of the federal or state statutes regulating our healthcare operations, our operations and financial results could be materially adversely affected.  This compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees, annual fraud and abuse audits and annual coding audits.  The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee.  Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program.  The financial resources necessary for program oversight, enforcement and periodic improvements to our program continue to grow, especially when we add new features to our program or engage external resources to assist with these highly complex matters.

                In the course of our 2004 internal fraud and abuse compliance audit, we identified that certain documentation discrepancies had occurred in the administration of renewal provisions of certain leases with physicians for medical office space at one of our hospitals.  After our review of the leases, the hospital entered into lease extension agreements and then new leases with each such physician. In accordance with established company compliance program policies, in September 2004 we made a voluntary disclosure regarding these lease discrepancies and actions we had taken to the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and to the local U.S. Attorney’s Office.  We have since entered into a tolling agreement with the OIG related to this matter suspending the period for the running of the statute of limitations and similar defenses for seven months.  Recently, we have voluntarily provided the OIG with additional information regarding this matter.  We have not determined that a violation of any laws or regulations has occurred, nor have we determined that any restitution or other payment is due to the federal government in respect of this matter.

Critical Accounting Policies

                The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical accounting policies because they involve the most subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance.

                Revenues and Revenue Deductions

                We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, contractual adjustments are applied to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until we receive payment. We derive most of our patient service revenues from healthcare services provided to patients with Medicare or managed care insurance coverage. During the six month periods ended December 31, 2003 and 2004, combined Medicare and managed care revenues accounted for 85% of total gross patient revenues.  For those same periods, Medicaid revenues accounted for 8% and 9% of total gross patient revenues, respectively. Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of our patient service revenues, either on a gross or net basis.

                Medicare regulations and our principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates because the level of services authorized and provided and the related reimbursement for such services are often subject to interpretation that could result in payments that differ from our estimates. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments to estimated settlements resulted in increases to patient service revenues of $4.4 million and $2.5 million during the six month periods ended December 31, 2003 and 2004, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. We deduct these discounts from revenues similar to charity care adjustments.  During the six month periods ended December 31, 2003 and 2004, we deducted $17.0 million and $23.4 million of charity care from revenues, respectively.

                We had premium revenues of $136.9 million and $163.1 million during the six month periods ended December 31, 2003 and 2004, respectively.  Our health plans have agreements with AHCCCS and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of each HMO’s participants and, in the case of the contract with AHCCCS, the number of enrollees in its Medicaid health plan affiliate, Phoenix Health Plan. Our health plans receive these monthly payments and recognize them as revenue in the month in which members are entitled to healthcare services.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 22.0% and 23.1% of accounts receivable, net of contractual discounts, as of June 30, 2004 and December 31, 2004, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. We estimate the allowance for doubtful accounts using a standard policy that reserves 100% of accounts receivable that remain outstanding for a pre-determined number of days subsequent to discharge date and reserves a pre-determined percentage of accounts receivable due from patients. We continually monitor our accounts receivable balances and utilize multiple tools to ensure that our allowance for doubtful accounts policy provides a reasonable basis for our estimate. These tools include a quarterly hindsight calculation that utilizes write-off data from the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time, cash collections analyses and other key ratios that consider payer mix and other relevant data. We believe that our standard policy is flexible to adapt to changing collection trends and our procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates.

                Insurance Reserves

                Given the nature of our operating environment, we are subject to professional and general liability workers compensation claims or lawsuits in the ordinary course of business.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level. We maintain excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. We estimate our reserve for professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident and case logs and other actuarial data.  As of June 30, 2004 and December 31, 2004, our professional and general liability accrual for asserted and unasserted claims was approximately $41.0 million and $51.3 million, respectively.  During the six months ended December 31, 2003 and 2004, our total provision for professional and general liability losses were $10.1 million and $16.0 million, respectively.  During the six months ended December 31, 2003 and 2004, we paid approximately $1.5 million and $5.7 million, respectively, in professional and general liability claims and expenses. The estimated accrual for professional and general liability and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned our healthcare facilities as occurrence data under previous ownership may not necessarily reflect occurrence data under our ownership. While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                During the six months ended December 31, 2003 and 2004, medical claims expense was approximately $100.9 million and $116.9 million, respectively, primarily representing medical claims of enrollees in our Medicaid managed health plan in Phoenix, Arizona. We estimate our reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators. The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $41.6 million and $47.9 million as of June 30, 2004 and December 31, 2004, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the six months ended December 31, 2003 and 2004, approximately $13.4 million and $19.0 million, respectively, of accrued and paid health plan claims for services provided to our health plan enrollees by our hospitals and other healthcare facilities owned by us were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our owned healthcare facilities by enrollees of our health plans.

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Three months ended December 31,		(Unaudited) Six months ended December 31,
	2003	2004	2003	2004

Number of hospitals at end of period (a)	16	19	16	19
Number of licensed beds at end of period (a)	3,784	4,518	3,784	4,518
Discharges (b)	36,853	38,521	72,562	76,507
Adjusted discharges - hospitals (c)	53,638	57,219	105,636	114,160
Net revenue per adjusted discharge - hospitals (d)	$6,360	$6,837	$6,375	$6,820
Patient days (e)	154,105	160,914	303,572	316,786
Adjusted patient days - hospitals (f)	222,005	236,189	437,709	467,078
Average length of stay (days) (g)	4.18	4.18	4.18	4.14
Outpatient surgeries (h)	14,838	15,803	29,430	31,792
Emergency room visits (i)	133,653	129,498	255,701	259,041
Occupancy rate (j)	44.3%	43.6%	44.2%	44.5%
Average daily census (k)	1,675.0	1,749.0	1,650.0	1,722.0
Member lives (l)	149,000	146,500	149,000	146,500
Medical claims percentage (m)	73.1%	67.6%	73.7%	71.7%

____________________
(a)

The acquired Massachusetts hospitals are included in our number of hospitals and licensed beds as of December 31, 2004, but none of the other statistics reported on this table reflect any operations for those hospitals.

(b)

Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volume.

(c)

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

(d)

Net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by hospital adjusted discharges and measures the average net payment expected to be received for a patient’s stay in the hospital.

(e)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(f)

Adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues.  This computation is an indicator of combined inpatient and outpatient volume.

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(k)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(l)	Member lives represent the total number of enrollees in our Arizona prepaid managed health plan and our Chicago managed care organization as of the end of the respective period.

(m)	Medical claims percentage is calculated by dividing medical claims expense by premium revenues.

Results of Operations

                The following tables present summaries of our operating results for the three months and six months ended December 31, 2003 and 2004.

	(Unaudited) Three months ended December 31,

	2003		2004
	Amount	%	Amount	%

	(In millions)

Patient service revenues	$364.0	82.4%	$416.1	83.3%
Premium revenues	78.0	17.6%	83.7	16.7%

Total revenues	442.0	100.0%	499.8	100.0%

Salaries and benefits	182.8	41.4%	200.2	40.0%
Supplies	68.5	15.4%	80.6	16.1%
Medical claims expense	57.0	12.9%	56.6	11.3%
Provision for doubtful accounts	30.0	6.8%	35.5	7.1%
Insurance	9.5	2.2%	12.3	2.5%
Other operating expenses	54.1	12.2%	60.4	12.1%
Depreciation and amortization	15.9	3.6%	20.8	4.2%
Interest, net	10.9	2.5%	25.0	5.0%
Minority interests and other expenses	(2.8)	(0.6)%	1.3	0.3%

Income before income taxes	16.1	3.6%	7.1	1.4%
Provision for income taxes	6.3	1.4%	2.5	0.5%

Net income	$9.8	2.2%	$4.6	0.9%

	(Unaudited) Six months ended December 31,

	2003		2004
	Amount	%	Amount	%

	(In millions)

Patient service revenues	$715.0	83.9%	$830.4	83.6%
Premium revenues	136.9	16.1%	163.1	16.4%

Total revenues	851.9	100.0%	993.5	100.0%

Salaries and benefits	359.0	42.1%	396.1	39.9%
Supplies	133.8	15.7%	160.0	16.1%
Medical claims expense	100.9	11.9%	116.9	11.8%
Provision for doubtful accounts	60.3	7.1%	70.0	7.0%
Insurance	18.8	2.2%	22.8	2.3%
Other operating expenses	104.7	12.3%	121.5	12.2%
Depreciation and amortization	31.0	3.6%	39.9	4.0%
Interest, net	21.3	2.5%	36.9	3.7%
Debt extinguishment costs	–	0.0%	62.2	6.3%
Stock compensation	–	0.0%	96.9	9.8%
Merger expenses	–	0.0%	23.1	2.3%
Minority interests and other expenses	(4.5)	(0.5)%	1.1	0.1%

Income (loss) before income taxes	26.6	3.1%	(153.9)	(15.5)%
Provision for income taxes	10.5	1.2%	(48.4)	(4.9)%

Net income (loss)	$16.1	1.9%	$(105.5)	(10.6)%

Quarter ended December 31, 2004 compared to Quarter ended December 31, 2003

           Revenues.  Revenues increased by $57.8 million during the quarter ended December 31, 2004 compared to the prior year quarter due to increases in volumes and improved reimbursement for services provided.  Hospital adjusted discharges increased by 6.7% during the 2004 quarter.  Emergency room visits decreased by 3.1% and outpatient surgery volumes increased by 6.5% during the 2004 quarter.  Emergency room visits decreased quarter over quarter primarily due to fewer cases of influenza in the current year quarter compared to the prior year quarter.  Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such health care services created by the high population growth in the markets we serve.  We expect same hospital growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit our ability to sustain revenue growth.

                Premium revenues increased by 7.3% during the 2004 quarter as a result of period over period per member rate increases and increases in reinsurance and supplemental revenues.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 7.5% during the 2004 quarter.  We continue to negotiate with managed care payers to receive favorable reimbursement for our services.  We have made considerable progress in these negotiations during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs.  The acuity of care required by our patients also affects this statistic.  We continually identify and implement services that enable us to maximize our return on investment and meet the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion, surgery unit expansion, specialty service expansions, certain sub-acute unit expansions and intra-market resource sharing strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency room, psychiatric, rehabilitation, cardiac, radiology and surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $492.7 million or 98.6% of total revenues during the 2004 quarter, compared to 96.4% during the prior year quarter.  The increase resulted from higher interest costs as a result of additional debt from the Blackstone transaction.  Absent the increased interest costs, total costs and expenses would have been 95.8% of revenues during the 2004 quarter.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 40.0% during the 2004 quarter from 41.4% during the prior year quarter.  The decrease resulted partly from a $5.7 million increase in premium revenues, which did not result in a significant increase in related salaries and benefits.  Absent the effect of the increased premium revenues, this ratio would have decreased to 40.5% during the 2004 quarter compared to 41.4% during the prior year quarter.  We were successful in improving the utilization of our nursing resources as a result of our care management and service expansion strategies.

However, the national nursing shortage continues to hinder our ability to fully manage salaries and benefits.  We have experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets.  Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004.  As a result of these factors, we have hired additional nurses and utilized more costly outsourced nursing personnel.  We believe that our comprehensive recruiting and retention plan for nurses which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our commitment to clinical and service excellence have mitigated some of the effects of the nursing shortage.   However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues increased to 16.1% during the 2004 quarter from 15.4% during the 2003 quarter primarily due to increased acuity of services provided to our patients and increased costs of supplies and pharmaceuticals.  We expect this ratio to stabilize as we continue to implement our materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

•

Medical claims.  Medical claims expense as a percentage of premium revenues decreased to 67.6% during the 2004 quarter compared to 73.1% during the prior year quarter primarily due to a methodology change in how we eliminate in consolidation medical claims expenses incurred by Phoenix Health Plan for services provided to its enrollees by our hospitals and other healthcare businesses in Phoenix.  This change had no impact on net income for the 2004 quarter.  We expect the ratio of medical claims expense to premium revenues to return to levels more comparable to previous quarters during the remainder of our fiscal year 2005.  Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $11.9 million, or 17.4% of gross health plan medical claims expense, were eliminated in consolidation during the 2004 quarter.

•

Provision for doubtful accounts.  During the 2004 quarter, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.5% from 8.2% during the 2003 quarter.  During the 2004 quarter, we experienced a slight increase in self-pay revenues as a percentage of patient service revenues.  Due to general economic conditions, collecting outstanding self-pay accounts has become increasingly difficult, however, we have experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  During the fourth quarter of fiscal 2004, we expanded our charity care guidelines resulting in  a decrease in revenues and a reduction in bad debts.  During the quarters ended December 31, 2003 and 2004, we recorded $9.2 million and $12.5 million of charity care revenue deductions, respectively.  On a combined basis, the provision for doubtful accounts and charity care expense as a percentage of patient service revenues increased to 11.5% during the 2004 quarter compared to 10.7% during the 2003 quarter.

                Income taxes.  The effective tax rate decreased from approximately 39.1% during the 2003 quarter to approximately 35.2% during the 2004 quarter as a result of an increase in business operations in states with lower state tax rates.

                Net income.  The $5.2 million quarter over quarter decrease in net income resulted primarily from the increased interest costs related to debt incurred to complete the Blackstone transaction.

Six months ended December 31, 2004 compared to six months ended December 31, 2003

                Revenues. $12.5 million of the $141.6 million increase in total revenues during 2004 related to our acquisition of the San Antonio imaging centers, while same hospital revenues improved by $129.1 million.  Hospital adjusted discharges increased by 8.1% during 2004.  Emergency room visits and outpatient surgery volumes increased by 1.3% and 8.0%, respectively, during 2004. Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such healthcare services created by the high population growth in the markets we serve. We expect same hospital growth to continue during the remainder of our current fiscal year 2005, although factors outside our control including patient demand for healthcare services and increased competition could limit our ability to sustain revenue growth.

                Premium revenues increased by $26.2 million during 2004 due to an increase in average membership in our Phoenix Health and a per member rate increase during 2004.  Average membership in Phoenix Health Plan increased from approximately 91,000 during the six months ended December 31, 2003 to approximately 98,000 during the six months ended December 31, 2004.  The membership increase primarily related to the increased number of individuals eligible for coverage under the Arizona state Medicaid program since the enactment of Proposition 204 and the decision during October 2003 by a competing plan to discontinue its services in counties that we serve.  We anticipate that enrollment will not fluctuate significantly during the foreseeable future.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 7.0% during 2004. We continue to negotiate with managed care payers to receive favorable reimbursement for our services. We have made considerable progress in these negotiations during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs. The acuity of care required by our patients also affects this statistic. We continually identify and implement services that enable us to maximize our return on investment and meet the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion, surgery unit expansion, specialty service expansions, certain sub-acute unit expansions and intra-market resource sharing strategies. Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetric, emergency room, rehabilitation, cardiac, radiology and surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $1,147.4 million or 115.5% of total revenues during 2004 compared to 96.9% during 2003.  The increase resulted primarily from significant merger, stock compensation and debt extinguishment costs incurred in connection with the Blackstone transaction.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues decreased to 39.9% during 2004 from 42.1% during 2003. The decrease resulted partly from a $26.2 million increase in premium revenues, which did not result in a significant increase in related salaries and benefits. Absent the effect of the increased premium revenues, this ratio would have decreased to 40.9% during 2004 compared to 42.1% during 2003.  We continue to benefit from our service expansion initiatives that improve efficiencies in utilization of nursing resources.

However, the national nursing shortage has hindered our ability to control salaries and benefits. We have experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets. Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004. As a result of these factors, we have hired additional nurses and utilized more costly outsourced nursing personnel.  We believe that our comprehensive recruiting and retention plan for nurses which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our commitment to clinical and service excellence have mitigated some of the effects of the nursing shortage. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues increased to 16.1% during 2004 from 15.7% during 2003. Supplies as a percentage of patient service revenues increased to 19.3% during 2004 compared to 18.7% during 2003. These increases were primarily due to the increase in the acuity of services provided during 2004, including increased orthopedic and cardiology services. We expect this ratio to stabilize as we continue to implement our materials management strategies. These improvements may be offset, however, by increased utilization of higher acuity services and continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

•

Medical Claims.  The $16.0 million increase in medical claims was due to the significant increase in enrollees at Phoenix Health Plan. Medical claims expense as a percentage of premium revenues decreased to 71.7% during 2004 compared to 73.7% during 2003 primarily due to a methodology change during our second quarter of fiscal year 2005 in how we eliminate in consolidation Phoenix Health Plan medical claims expenses for services provided to its enrollees by our hospitals and related healthcare businesses in Phoenix.  This change had no impact on net income during the current fiscal year.  Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $19.0 million, or 14.0% of gross health plan medical claims expense, were eliminated in consolidation during 2004.

•

Provision for Doubtful Accounts.  During 2004, the provision for doubtful accounts as a percentage of patient service revenues remained consistent with 2003 at 8.4%.  During 2004, we experienced a slight increase in self-pay revenues as a percentage of patient service revenues compared to 2003.  Due to general economic conditions, collecting outstanding self-pay accounts has become increasingly difficult.

Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. During 2003 and 2004, we recorded $17.0 million and $23.4 million of charity care revenue deductions, respectively.

                Income Taxes.  The effective tax rate decreased from 39.5% in 2003 to 31.4% in 2004.  We were unable to recognize the full tax benefit of the net loss incurred during the six months ended December 31, 2004 due to certain costs related to the Blackstone transaction being non-deductible for tax purposes.

                Net Income.  The $121.6 million year over year decrease in net income resulted from the significant costs and expenses related to the Blackstone transaction, including merger expenses, stock compensation and debt extinguishment costs.

Liquidity and Capital Resources

                Operating Activities.  At December 31, 2004, we had working capital of $77.3 million, including cash and cash equivalents of $36.6 million.  Approximately $16.2 million of the cash balance was restricted for use by our captive insurance subsidiary and for the indemnification under the merger agreement.  Working capital at June 30, 2004 was $162.7 million.  The decrease in working capital was primarily due to cash used to pay a portion of the acquisition price for the Massachusetts hospitals and to fund capital expenditures.  Cash provided by operating activities increased from $50.4 million during the six months ended December 31, 2003 to $94.3 million during the six months ended December 31, 2004.  The significant increase was due to our improved operational performance during the current year period.

                Investing Activities.  Cash used in investing activities increased from $76.7 million during the six months ended December 31, 2003 to $210.0 million during the six months ended December 31, 2004, primarily as a result of the $50.8 million of direct acquisition costs we paid during 2004 related to the Blackstone transaction and the $87.4 million purchase price paid for the Massachusetts hospitals acquisition.

                We spent $72.4 million for capital expenditures during the six months ended December 31, 2004.  The funding of capital expenditures is affected by the timing of capital expenditures at our hospitals in San Antonio, Texas (the “BHS hospitals”) that are required under the purchase agreement for those hospitals.  As of December 31, 2004, we have funded or committed to fund all of our $200.0 million commitment in respect of the BHS hospitals.  We may satisfy the commitments by making direct capital expenditures or by arranging for third party capital expenditures.

                In May 2004, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix. We estimate that these projects will cost us a total of approximately $336.0 million in capital expenditures during fiscal years 2004 through 2009.  The initial stages of certain of these projects have begun, and we anticipate that the other projects will begin over the next 12 months at various times. All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Open

Phoenix
Arrowhead Community Hospital	Q1 FY 05	Q3 FY 06	100	✓	✓	(1)
Paradise Valley Hospital	Q2 FY 06	Q3 FY 07	40	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q1 FY 07	44	✓	✓	(1)(3)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	110	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q3 FY 06	33(4)	✓	✓	✓
Southeast Baptist Hospital	Q1 FY 06	Q2 FY 07	(5)	✓	(6)	✓

____________________
(1)       Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)       An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)       Contingent on hospital’s compliance with terms of settlement agreement with ADHS.
(4)       In addition to increasing the number of licensed beds by 33, the expansion project will allow for the utilization of an additional 67 previously licensed beds.
(5)       Project scope has not been finalized, but available bed capacity will be increased.
(6)       Expanded operating room capacity will be part of Phase II of this project to begin in 2009.

                We anticipate spending between $220.0 and $250.0 million for our capital programs during fiscal 2005. This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash flows from operations and availability under our senior credit facilities. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash provided by financing activities increased from $15.5 million during the six months ended December 31, 2003 to $44.2 million during the six months ended December 31, 2004, as a result of the Blackstone transaction on September 23, 2004.

                As a result of the Blackstone transaction and our acquisition of the Massachusetts hospitals, we have significantly more debt. We expect to fund our future liquidity needs with cash from operations and amounts available under our senior credit facilities, which availability is subject to certain conditions. We expect that our primary liquidity requirements will be for debt service, working capital and capital expenditures.

                As of December 31, 2004, we had outstanding $1,241.3 million in aggregate indebtedness, with an additional $218.0 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $32.0 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, the issuers’ interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

                Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility provides for loans in a total principal amount of up to $250.0 million, and matures in six years. The initial term loan facility, which matures in seven years, provides for loans in a total principal amount of up to $800.0 million as follows: (1) $475.0 million borrowed on September 23, 2004 to finance the Blackstone transaction, to refinance our existing indebtedness and to pay fees and expenses relating thereto; (2) up to $150.0 million available to finance the acquisition(s) of hospitals and related businesses provided that any such acquisition(s) occurs by February 20, 2005 and (3) until September 23, 2005, up to $175.0 million available for working capital, capital expenditures and other general corporate purposes.  We borrowed $60.0 million under the $150.0 million acquisition delayed draw term loan facility in order to fund the acquisition purchase price of the Massachusetts hospitals.  We intend to borrow the remaining $90.0 million on or prior to February 20, 2005.  In addition, upon the occurrence of certain events, we may request that incremental term loans be added to our existing senior credit facilities in amounts not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.

                The term borrowings under the senior credit facilities bear interest at a rate equal to, at our option, either a base rate plus 2.25% or LIBOR plus 3.25%. The borrowings under the revolving credit facility bear interest at a rate equal to, at our option, either a base rate plus 1.50% or LIBOR plus 2.50%. Following delivery of our financial statements for our fiscal quarter ending March 31, 2005, the applicable margin for borrowings under the revolving credit facility may be reduced by up to 50 basis points subject to our attaining certain leverage ratios. The applicable margin for borrowings under the initial term loan facility will not be subject to adjustment.

                In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum.  We are also required to pay commitment fees to the lenders under the credit facility at a rate equal to (1) 0.75% per annum in respect of the aggregate unutilized commitments under the term loan to finance the acquisition of hospitals and related businesses provided that any such acquisition occurs by February 20, 2005 and (2) 2.25% per annum in respect of the unutilized commitments under the $175.0 million term loan facility that expires on September 23, 2005 for working capital, capital expenditures and other general corporate purposes. We also pay customary letter of credit fees.

                The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the notes, change the business conducted by our subsidiaries and enter into hedging agreements. In addition, the senior credit facilities require us to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

                As of December 31, 2004, the first compliance test date for the financial covenants, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	1.80x	2.63x
Total leverage ratio limit	6.35x	4.36x
Senior leverage ratio limit	3.95x	1.89x

                The indentures governing the 9.0% Notes and the 11.25% Notes limit the ability of the issuers and their restricted subsidiaries to:

              •  incur additional indebtedness or issue preferred stock;

              •  pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments;
                   make investments;

              •  enter into certain transactions with affiliates;

              •  limit dividends or other similar payments by our subsidiaries; create liens on pari passu or subordinated indebtedness without securing the notes;

              •  designate the issuers’ subsidiaries as unrestricted subsidiaries; and

              •  sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of their assets.

                Subject to certain exceptions, the indentures governing the 9.0% Notes and the 11.25% Notes permit the issuers and their subsidiaries to incur additional indebtedness, including secured indebtedness.

                The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	N/A
9% Senior Subordinated Notes	CCC+	Caa1
11¼% Senior Discount Notes	CCC+	Caa2
Senior credit facilities	B	B2

                We expect that cash generated from our operations and cash available to us under the revolving credit facility and the term loan facilities will be sufficient to meet our working capital needs, new debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our senior credit facilities will be available to enable us to meet these requirements and needs.

                We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we might have to draw upon amounts available under our new senior credit facilities or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, should our operating results and borrowing capacities not sufficiently support these capital projects or acquisition opportunities, our growth strategies may not be fully realized. Our future operating performance, ability to service or refinance our new debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Guarantees and Off Balance Sheet Arrangements

                We are a party to certain rent shortfall agreements with certain unconsolidated entities and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of December 31, 2004.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$81.0	$184.8	$191.1	$1,768.5	$2,225.4
Capital lease obligations	2.4	0.9	–	–	3.3
Operating leases	20.1	30.4	17.1	26.6	94.2
Purchase obligations	24.7	–	–	–	24.7
Health claims payable	47.9	–	–	–	47.9
Estimated self-insurance liabilities	18.0	24.3	12.1	4.2	58.6

Subtotal	$194.1	$240.4	$220.3	$1,799.3	$2,454.1

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$128.7	$23.7	$0.5	$11.6	$164.5
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	–	32.0	32.0
Capital expenditure commitments	–	–	–	–	–
Physician commitments	7.5	–	–	–	7.5
Minimum rent revenue commitments	–	0.1	0.1	0.2	0.4

Subtotal	$154.2	$23.8	$0.6	$43.8	$222.4

Total obligations and commitments	$348.3	$264.2	$220.9	$1,843.1	$2,676.5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of December 31, 2004, we had outstanding $533.8 million of senior debt subject to variable interest rates and $704.5 million of outstanding 9.0% Notes and 11.25% Notes subject to fixed interest rates. As of December 31, 2004, the fair values of the 9.0% Notes and the 11.25% Notes were $623.2 million and $145.5 million, respectively.

                In connection with the Blackstone transaction on September 23, 2004, we entered into new senior secured credit facilities comprised of a $475.0 million term loan facility, a $250.0 million revolving facility and delayed draw term loan facilities totaling $325.0 million.  We made $475.0 million in term loan borrowings on September 23, 2004 to fund a portion of the Blackstone transaction and borrowed $60.0 million under the delayed draw term loan facilities on December 31, 2004 to fund a portion of the acquisition purchase price of the Massachusetts hospitals.  As of December 31, 2004, we had utilized $32.0 million of borrowing capacity under the revolving facility for letters of credit.  The interest rate on the $533.8 million of outstanding term loan borrowings was approximately 5.8% as of December 31, 2004 (LIBOR of 2.55% plus a fixed margin of 3.25%).

                Based upon a hypothetical 1 percentage point change to the current interest rate applicable to the outstanding term loans under our credit facility debt, annualized interest expense for the term loan borrowings would change by approximately $5.4 million.  A hypothetical 1 percentage point change in interest rates would not have a material impact on the fair value of our fixed rate 9.0% Notes and 11.25% Notes.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

                The following persons were elected to our board of directors by the holders of 100% of our outstanding common stock by action taken pursuant to a written consent dated November 4, 2004 of such holders in lieu of an annual stockholders’ meeting:

Michael A. Dal Bello
Eric T. Fry
Benjamin J. Jenkins
Charles N. Martin, Jr.
Neil P. Simpkins

Item 6.    Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 having Registration No. 333-120436.)

3.2	By-Laws. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.1

Indenture, relating to the 9% Senior Subordinated Notes, dated as of September 23, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.  (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 having Registration No. 333-120436.)

4.2

First Supplemental Indenture, dated as of November 5, 2004 among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.  (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.3

Indenture, relating to the 11¼% Senior Discount Notes, dated as of September 23, 2004, among Vanguard Health Holding Company I, LLC, Vanguard Holding Company I, Inc., Vanguard Health Systems, Inc. and the Trustee.  (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.4

Registration Rights Agreement relating to the 9% Senior Subordinated Notes, dated as of September 23, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto, Citigroup Global Markets Inc., Banc of America Securities LLC, Bear Stearns & Co., Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and ABN AMRO Incorporated.  (Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.5

Registration Rights Agreement, relating to the 11 1/4% Senior Discount Notes, dated as of September 23, 2004, among Vanguard Health Holding Company I, LLC, Vanguard Holding Company I, Inc., Vanguard Health Systems, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Bear Stearns & Co., Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and ABN AMRO Incorporated.  (Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.6	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004. (Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-4

having Registration No. 333-120436.)

4.7

Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto.  (Incorporated by reference from Exhibit 10.35 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.8

Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004.  (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.1

Contract Amendment Number 08, executed on September 16, 2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.  (Incorporated by reference from Exhibit 10.23 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.2

Contract Amendment Number 09, executed on November 4, 2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.  (Incorporated by reference from Exhibit 10.24 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.3

Asset Sale Agreement, dated as of October 11, 2004, among Tenet MetroWest Healthcare System, Limited Partnership, Saint Vincent Hospital, L.L.C., OHM Services, Inc. and VHS Acquisition Subsidiary Number 7, Inc.  (Incorporated by reference from Exhibit 10.30 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.4

Guaranty of Performance by Vanguard Health Systems, Inc., dated as of October 11, 2004.  (Incorporated by reference from Exhibit 10.31 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.5

Amendment No. 1 to Asset Sale Agreement, dated as of December 23, 2004, among Tenet MetroWest Healthcare System, Limited Partnership, Saint Vincent Hospital, L.L.C., OHM Services, Inc. and VHS Acquisition Subsidiary Number 7, Inc.  (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 4, 2005.)

10.6

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.36 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.7

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and William Lawrence Hough, dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.37 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.8

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.38 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.9

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.39 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.10

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004. (Incorporated by reference from Exhibit 10.40 to the

Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.11

Restatement dated October 22, 2004, but effective as of October 1, 2004, of Arizona Health Care Cost Containment System Administration (“AHCCCS”) Contract No. YH04-0001-06 with VHS Phoenix Health Plan, to reflect Solicitation Amendments One through Four and Contract Amendments Numbers 01 through 09 (unofficial and never executed, but prepared by AHCCCS and distributed to VHS Phoenix Health Plan for ease of contract administration).  (Incorporated by reference from Exhibit 10.41 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

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

DATE:     February 10, 2005                                                                                VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Phillip W. Roe
                                                                                                                                 Phillip W. Roe
                                                                                                                                Senior Vice President, Controller and
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 having Registration No. 333-120436.)

3.2	By-Laws. (Incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-1 having Registration No. 333-71934.)

4.1

Indenture, relating to the 9% Senior Subordinated Notes, dated as of September 23, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.  (Incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 having Registration No. 333-120436.)

4.2

First Supplemental Indenture, dated as of November 5, 2004 among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.  (Incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.3

Indenture, relating to the 11¼% Senior Discount Notes, dated as of September 23, 2004, among Vanguard Health Holding Company I, LLC, Vanguard Holding Company I, Inc., Vanguard Health Systems, Inc. and the Trustee.  (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.4

Registration Rights Agreement relating to the 9% Senior Subordinated Notes, dated as of September 23, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto, Citigroup Global Markets Inc., Banc of America Securities LLC, Bear Stearns & Co., Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and ABN AMRO Incorporated.  (Incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.5

Registration Rights Agreement, relating to the 11 1/4% Senior Discount Notes, dated as of September 23, 2004, among Vanguard Health Holding Company I, LLC, Vanguard Holding Company I, Inc., Vanguard Health Systems, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Bear Stearns & Co., Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and ABN AMRO Incorporated.  (Incorporated by reference from Exhibit 4.5 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.6

Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004.  (Incorporated by reference from Exhibit 4.6 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.7

Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto.  (Incorporated by reference from Exhibit 10.35 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

4.8

Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004.  (Incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.1

Contract Amendment Number 08, executed on September 16, 2004, but effective as of
October 1, 2004, to the Arizona Health Care Cost Containment System Administration
Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health

Care Cost Containment System. (Incorporated by reference from Exhibit 10.23 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.2

Contract Amendment Number 09, executed on November 4, 2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.  (Incorporated by reference from Exhibit 10.24 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.3

Asset Sale Agreement, dated as of October 11, 2004, among Tenet MetroWest Healthcare System, Limited Partnership, Saint Vincent Hospital, L.L.C., OHM Services, Inc. and VHS Acquisition Subsidiary Number 7, Inc.  (Incorporated by reference from Exhibit 10.30 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.4

Guaranty of Performance by Vanguard Health Systems, Inc., dated as of October 11, 2004.  (Incorporated by reference from Exhibit 10.31 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.5

Amendment No. 1 to Asset Sale Agreement, dated as of December 23, 2004, among Tenet MetroWest Healthcare System, Limited Partnership, Saint Vincent Hospital, L.L.C., OHM Services, Inc. and VHS Acquisition Subsidiary Number 7, Inc.  (Incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 4, 2005.)

10.6

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.36 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.7

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and William Lawrence Hough, dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.37 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.8

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.38 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.9

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004.  (Incorporated by reference from Exhibit 10.39 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.10

Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004. (Incorporated by reference from Exhibit 10.40 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

10.11

Restatement dated October 22, 2004, but effective as of October 1, 2004, of Arizona Health Care Cost Containment System Administration (“AHCCCS”) Contract No. YH04-0001-06 with VHS Phoenix Health Plan, to reflect Solicitation Amendments One through Four and Contract Amendments Numbers 01 through 09 (unofficial and never executed, but prepared by AHCCCS and distributed to VHS Phoenix Health Plan for ease of contract administration).  (Incorporated by reference from Exhibit 10.41 to the Company's Registration Statement on Form S-4 having Registration No. 333-120436.)

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