Form 10-Q
period 2005-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2005-05-10
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

          There were 749,550 shares of common stock outstanding as of May 1, 2005 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2004 and March 31, 2005	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2005	4
	Condensed Consolidated Statements of Operations for the nine months ended March 31, 2004 and 2005	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2005	6
	Condensed Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through March 31, 2005	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	60
PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61
Item 6.	Exhibits	61
	Signature	63
	Index to Exhibits	64

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	Predecessor	(Unaudited) March 31, 2005

	June 30, 2004

ASSETS	(In millions except share and per share amounts)

Current assets:
Cash and cash equivalents	$108.1	$99.4
Accounts receivable, net of allowance for uncollectible accounts of approximately $63.5 and $80.6 at June 30, 2004 and March 31, 2005, respectively	224.7	294.5
Supplies	34.6	42.1
Income tax receivable	1.4	–
Prepaid expenses and other current assets	32.3	38.0

Total current assets	401.1	474.0
Property, plant and equipment, net of accumulated depreciation	866.9	982.1
Goodwill	109.3	806.1
Intangible assets, net of accumulated amortization	41.8	76.0
Other assets	8.7	62.7

Total assets	$1,427.8	$2,400.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80.7	$122.0
Accrued health claims	41.6	52.1
Accrued interest	14.1	28.9
Other accrued expenses and current liabilities	95.7	122.8
Current maturities of long-term debt	6.3	8.0

Total current liabilities	238.4	333.8
Other liabilities	99.2	75.3
Long-term debt, less current maturities	617.2	1,324.6
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 27,210 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2004, and 31,875 shares of Series B Payable-in-Kind Preferred Stock issued and outstanding at June 30, 2004, at redemption value	61.0	–
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding at June 30, 2004	–	–
Common Stock; $.01 par value, 600,000 shares authorized, 232,749 shares issued and outstanding at June 30, 2004 and 1,000,000 shares authorized, 749,550 shares issued and outstanding at March 31, 2005, respectively	–	–
Additional paid-in capital	348.7	642.4
Retained earnings	63.3	24.8

Total stockholders’ equity	412.0	667.2

Total liabilities and stockholders’ equity	$1,427.8	$2,400.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004 and 2005
(Unaudited)

	Predecessor

	Three months ended March 31, 2004	Three months ended March 31, 2005

	(in millions)

Patient service revenues	$385.0	$559.3
Premium revenues	76.7	83.7

Total revenues	461.7	643.0

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.1 and $0.2, respectively)	190.3	271.6
Supplies	73.7	108.8
Medical claims expense	55.8	62.2
Purchased services	22.6	36.9
Provision for doubtful accounts	29.4	40.2
Other operating expenses	36.5	41.6
Rents and leases	6.1	8.4
Depreciation and amortization	15.7	13.1
Interest, net	11.1	25.4
Merger expenses	–	0.1
Other	(1.2)	1.5

Income before income taxes	21.7	33.2
Income tax expense	7.9	13.6

Net income	13.8	19.6
Preferred stock dividends	(1.0)	–

Net income attributable to common stockholders	$12.8	$19.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2004 and 2005
(Unaudited)

	Predecessor	Predecessor

	Nine months ended March 31, 2004	July 1, 2004 through September 22, 2004	September 23, 2004 through March 31, 2005	Nine months ended March 31, 2005 (combined)

	(in millions)

Patient service revenues	$1,100.0	$377.3	$1,012.4	$1,389.7
Premium revenues	213.6	72.3	174.5	246.8

Total revenues	1,313.6	449.6	1,186.9	1,636.5

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.1, $96.7, $0.4 and $97.1, respectively)	549.3	275.4	489.2	764.6
Supplies	207.5	72.3	196.5	268.8
Medical claims expense	156.7	55.0	124.1	179.1
Purchased services	67.3	22.1	64.5	86.6
Provision for doubtful accounts	89.7	31.5	78.7	110.2
Other operating expenses	104.2	37.2	85.7	122.9
Rents and leases	17.2	5.7	16.0	21.7
Depreciation and amortization	46.7	17.4	35.6	53.0
Interest, net	32.4	9.8	52.5	62.3
Debt extinguishment costs	–	62.2	–	62.2
Merger expenses	–	23.1	0.1	23.2
Other	(5.7)	(0.1)	2.7	2.6

Income (loss) before income taxes	48.3	(162.0)	41.3	(120.7)
Income tax expense (benefit)	18.4	(51.3)	16.5	(34.8)

Net income (loss)	29.9	(110.7)	24.8	(85.9)
Preferred stock dividends	(2.9)	(1.0)	–	(1.0)

Net income (loss) attributable to common stockholders	$27.0	$(111.7)	$24.8	$(86.9)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2004 and 2005
(Unaudited)

	Predecessor

	Nine months ended March 31, 2004	Nine months ended March 31, 2005 (combined basis)

	(in millions)

Operating activities:
Net income (loss)	$29.9	$(85.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46.7	53.0
Provision for doubtful accounts	89.7	110.2
Deferred income taxes	11.3	(34.8)
Amortization of loan costs	1.4	2.3
Accretion of principal on senior discount notes	–	7.3
(Gain) loss on sale of assets	(0.8)	1.0
Stock compensation	0.1	97.1
Debt extinguishment costs	–	62.2
Merger expenses	–	23.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(115.0)	(126.8)
Buildup of accounts receivable for recent acquisitions	–	(53.2)
Supplies	(1.9)	(1.5)
Prepaid expenses and other current assets	2.9	7.8
Accounts payable	(1.2)	34.0
Accrued expenses and other current liabilities	(4.6)	31.8
Other liabilities	0.9	13.8

Net cash provided by operating activities	59.4	141.5

Investing activities:
Acquisitions	(12.3)	(138.6)
Capital expenditures	(102.1)	(137.3)
Proceeds from asset dispositions	6.2	0.7
Other	(0.7)	(6.0)

Net cash used in investing activities	(108.9)	(281.2)

Financing activities:
Proceeds from long-term debt	177.5	1,324.7
Payments of long-term debt and capital leases	(130.6)	(688.3)
Payments of loan costs and debt termination fees	–	(44.1)
Proceeds from joint venture partner contributions	3.0	8.0
Exercise of stock options	0.1	0.1
Payments to retire stock and stock options	(0.1)	(964.9)
Proceeds from common stock issuances	–	495.5

Net cash provided by financing activities	49.9	131.0

Net increase (decrease) in cash and cash equivalents	0.4	(8.7)
Cash and cash equivalents, beginning of period	27.2	108.1

Cash and cash equivalents, end of period	$27.6	$99.4

Net cash paid for interest	$41.1	$41.1

Net cash paid for income taxes	$1.6	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through March 31, 2005
(Unaudited)

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through March 31, 2005	Nine months ended March 31, 2005 (combined basis)

	(in millions)

Operating activities:
Net income (loss)	$(110.7)	$24.8	$(85.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.4	35.6	53.0
Provision for doubtful accounts	31.5	78.7	110.2
Deferred income taxes	(50.9)	16.1	(34.8)
Amortization of loan costs	0.5	1.8	2.3
Accretion of principal on senior discount notes	–	7.3	7.3
Loss on sale of assets	0.6	0.4	1.0
Stock compensation	96.7	0.4	97.1
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	0.1	23.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42.1)	(84.7)	(126.8)
Buildup of accounts receivable for recent acquisitions	–	(53.2)	(53.2)
Supplies	(0.3)	(1.2)	(1.5)
Prepaid expenses and other current assets	2.4	5.4	7.8
Accounts payable	41.4	(7.4)	34.0
Accrued expenses and other current liabilities	9.0	22.8	31.8
Other liabilities	(2.0)	15.8	13.8

Net cash provided by operating activities	78.8	62.7	141.5

Investing activities:
Acquisitions	(50.8)	(87.8)	(138.6)
Capital expenditures	(29.8)	(107.5)	(137.3)
Proceeds from asset dispositions	0.5	0.2	0.7
Other	0.1	(6.1)	(6.0)

Net cash used in investing activities	(80.0)	(201.2)	(281.2)

Financing activities:
Proceeds from long-term debt	1,174.7	150.0	1,324.7
Payments of long-term debt and capital leases	(683.9)	(4.4)	(688.3)
Payments of loan costs and debt termination fees	(40.9)	(3.2)	(44.1)
Proceeds from joint venture partner contributions	–	8.0	8.0
Exercise of stock options	0.1	–	0.1
Payments to retire stock and stock options	(964.9)	–	(964.9)
Proceeds from common stock issuances	494.9	0.6	495.5

Net cash provided by (used in) financing activities	(20.0)	151.0	131.0

Net increase (decrease) in cash and cash equivalents	(21.2)	12.5	(8.7)
Cash and cash equivalents, beginning of period	108.1	86.9	108.1

Cash and cash equivalents, end of period	$86.9	$99.4	$99.4

Net cash paid for interest	$23.6	$17.5	$41.1

Net cash paid (received) for income taxes	$(0.1)	$0.1	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

                •               $119.1 million rollover equity and cash equity contributions made by management investors and certain other investors;

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

                The proceeds from the equity capitalization and financing transactions were used to:

                        •       Pay security holders of Vanguard under the terms of the merger agreement;

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

The Company also incurred costs of $51.5 million directly related to the merger, of which $23.2 million is reflected as merger expenses on the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2005.  The remaining $28.3 million is included in goodwill on the accompanying condensed consolidated balance sheet as of March 31, 2005 as set forth by the provisions of Statement of Financial Accounting Standards No. 141.  The table below provides a detail of the merger-related costs (in millions).

	Merger Expenses	Goodwill

Advisory fees	$ 10.0	$ 4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.4	0.2

	$ 23.2	$ 28.3

2.             BASIS OF PRESENTATION AND ORGANIZATION

                The unaudited condensed consolidated financial statements as of March 31, 2005 and for the three months and nine months then ended include the accounts of the Company and its wholly owned and majority-owned subsidiaries and have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.

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

                As of March 31, 2005, the Company owned 19 hospitals with a total of 4,518 licensed beds and related outpatient service facilities complementary to the hospitals in metropolitan Phoenix, Arizona; Orange County, California; metropolitan Chicago, Illinois; San Antonio, Texas and Massachusetts.  The Company also owned two health plans:  a Medicaid managed health plan, Phoenix Health Plan, which served approximately 100,000 members in Arizona as of March 31, 2005; and MacNeal Health Providers, which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 46,800 member lives in metropolitan Chicago, Illinois as of March 31, 2005.

                Certain prior year amounts have been reclassified to conform to current year presentation.  The majority of the Company’s expenses are “cost of revenue” items.  Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $11.4 million and $14.7 million for the nine months ended March 31, 2004 and 2005, respectively.

3.             STOCK-BASED COMPENSATION

                Prior to the merger, the Company had four stock option plans.  Until July 1, 2003, the Company accounted for stock-based employee compensation in accordance with the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Effective July 1, 2003, the Company adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The Company elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value. During the nine months ended March 31, 2004, the Company recorded stock compensation of approximately $72,000 for stock options granted during the period. During the predecessor period July 1, 2004 through September 22, 2004, the Company recorded stock compensation of $0.1 million prior to the merger and $96.6 million directly related to the merger, which represents the stock compensation calculated under APB No. 25 for those stock options granted prior to July 1, 2003, and calculated under SFAS 123 for those stock options granted on or after July 1, 2003. The four stock option plans were terminated in connection with the merger, which was deemed a liquidity event under the definitions set forth in the respective plan documents, and the Company made cash payments to the option holders based upon the per share merger consideration less the applicable exercise price of the option grants.  During the successor period September 23, 2004 through March 31, 2005, the Company recorded stock compensation of $0.4 million related to stock options granted under its new 2004 Stock Option Plan.  Stock compensation is included in salaries and benefits on the accompanying condensed consolidated statements of operations.

                The following table provides the pro forma effect on net income as if the fair value method had been applied to all outstanding stock option grants since the date of grant for those periods presented. For purposes of the pro forma disclosures for the three months and nine months ended March 31, 2004, those options whose number of exercisable shares was contingent upon a future event are not included in the fair value method estimate, and the estimated fair value of the stock options was amortized to expense over the respective vesting periods for those options whose number of exercisable shares was not contingent upon a future event.  The amounts below are presented in millions.

	Predecessor		Predecessor	Predecessor

	Three months ended March 31, 2004	Three months ended March 31, 2005	Nine months ended March 31, 2004	July 1, 2004 through September 22, 2004	September 23, 2004 through March 31, 2005	Nine months ended March 31, 2005 (combined basis)

Net income (loss)	$ 13.8	$ 19.6	$ 29.9	$ (110.7)	$ 24.8	$ (85.9)
Add: Stock-based compensation expense included in net income (loss), net of taxes	–	0.1	–	66.1	0.2	66.3
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(0.4)	(0.1)	(1.4)	(76.7)	(0.2)	(76.9)

Pro forma net income (loss)	$ 13.4	$ 19.6	$ 28.5	$ (121.3)	$ 24.8	$(96.5)

                The Company used the following weighted average assumptions to estimate the stock compensation expense for the three months and nine months ended March 31, 2005:  risk-free interest rate of 4.6%; dividend yield of 0.0%; and expected option life of 10 years.  The Company used the following weighted average assumptions to calculate the pro forma information presented above for the three months and nine months ended March 31, 2004:  risk-free interest rate of 4.1%; dividend yield of 0.0%; and expected option life of 10 years.

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

Fiscal 2005 Acquisition

                On December 31, 2004, certain of the Company’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts Hospitals”) from subsidiaries of Tenet Healthcare Corporation.  The Company paid $87.4 million at closing, including the base purchase price of $103.6 million for the property, plant and equipment and investments of the Massachusetts Hospitals less $16.2 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  The Company funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its senior secured credit facilities, entered into in connection with the merger, and using $27.4 million of cash on hand.  The Company invested an estimated additional $37.4 million during its third fiscal quarter related to the build-up of working capital at the Massachusetts Hospitals.  On February 18, 2005, the Company borrowed the remaining $90.0 million available to it under the acquisition delayed draw term facility to fund the working capital build-up at the Massachusetts Hospitals and to fund capital expenditures projects.  The results of operations of the Massachusetts hospitals are included in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2005.

                The purchase price for the fiscal 2004 and 2005 acquisitions was allocated as follows (in millions).

	San Antonio Imaging Centers	Massachusetts Hospitals	Total

Fair value of assets acquired:
Cash	$ 2.7	$ –	$ 2.7
Other current assets	0.1	9.7	9.8
Property, plant and equipment	7.2	101.5	108.7
Goodwill and intangible assets	6.4	–	6.4
Other assets	–	2.1	2.1

Gross assets acquired	16.4	113.3	129.7
Equity method investments written off	(5.9)	–	(5.9)
Liabilities assumed	0.8	25.9	26.7

Cash paid for net assets acquired	$ 9.7	$ 87.4	$ 97.1

                The purchase price allocation for the Massachusetts Hospitals is preliminary and may change upon the Company’s receipt of appraisal reports estimating the value of the tangible and intangible assets acquired.  The Company does not expect adjustments to the purchase price allocation to significantly affect its financial position or results of operations.

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the acquisition of the Massachusetts Hospitals had occurred at the beginning of the period presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income taxes (in millions).

	Predecessor		Predecessor	Combined Basis

	Three months ended March 31, 2004	Three months ended March 31, 2005	Nine months ended March 31, 2004	Nine months ended March 31, 2005

Revenues	$574.1	$643.0	$1,616.8	$1,857.5

Income (loss) before income taxes	$10.0	$33.2	$1.9	$(139.0)
Income tax expense (benefit)	3.6	13.6	1.1	(41.7)

Net income (loss)	$6.4	$19.6	$0.8	$(97.3)

5.             UNALLOCATED PURCHASE PRICE

                During its third fiscal quarter, the Company completed the allocation of the Blackstone merger excess purchase price to reflect the revised values of property, plant and equipment, intangible assets and goodwill as of the merger date based upon information provided by an independent third party appraisal firm.  Prior to this allocation, the Blackstone merger excess purchase price was included in unallocated purchase price on the Company's balance sheet.

                The following table summarizes the Blackstone merger excess purchase price allocation (in millions).

	Property, plant and equipment, net	Intangible assets, net	Goodwill	Unallocated purchase price

Initial allocation as of the merger date	$ 869.0	$ 66.3	$ 109.3	$ 678.0
Appraisal adjustments	(75.1)	11.5	741.6	(678.0)

Adjusted allocation as of the merger date	$ 793.9	$ 77.8	$ 850.9	$ –

                During its third fiscal quarter, the Company recorded a $8.4 million decrease to depreciation and a $0.7 million increase to amortization recognized subsequent to the merger date based upon the appraised values of the property, plant and equipment and intangible assets acquired and the remaining estimated useful lives of those assets as of the merger date.

6.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2004 and March 31, 2005 (in millions).

	Gross Carrying Amount		Accumulated Amortization

	June 30, 2004	March 31, 2005	June 30, 2004	March 31, 2005
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$18.7	$43.2	$2.2	$1.8
Contracts	7.9	31.4	3.4	1.6
Customer lists	4.1	–	2.4	–
Other	4.6	1.2	1.9	–

Subtotal	35.3	75.8	9.9	3.4
Indefinite-lived intangible assets:
License and accreditation	9.8	3.6	–	–
Other	6.6	–	–	–

Subtotal	16.4	3.6	–	–

Total	$51.7	$79.4	$9.9	$3.4

                Changes in the carrying amount of goodwill from June 30, 2004 to March 31, 2005 follows (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2004	$100.6	$8.7	$109.3
Blackstone merger appraisal adjustments (net of tax effects)	633.7	63.3	697.0
Adjustments to purchase accounting liabilities	(0.2)	–	(0.2)

Balance as of March 31, 2005	$734.1	$72.0	$806.1

7.             FINANCING ARRANGEMENTS

                A summary of the Company’s long-term debt as of June 30, 2004 and March 31, 2005 follows (in millions):

	Predecessor

	June 30, 2004	March 31, 2005

9.75% Senior Subordinated Notes	$300.0	$1.0
9.0% Senior Subordinated Notes	–	575.0
11.25% Senior Discount Notes	–	132.0
Term loans payable under the senior credit facilities	300.0	622.3
8.18% Convertible Subordinated Notes	17.6	–
Capital leases	5.9	2.3

	623.5	1,332.6
Less: current maturities	(6.3)	(8.0)

	$617.2	$1,324.6

9.75% Notes

                On July 30, 2001, the Company received gross proceeds of $300.0 million through the issuance of the 9.75% Notes due 2011.  Interest on the 9.75% Notes was payable semi-annually on February 1 and August 1. Payment of the principal and interest of the 9.75% Notes was subordinate to amounts owed for existing and future senior indebtedness of the Company and was guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of the Company’s subsidiaries. The Company was subject to certain restrictive covenants under the Indenture governing the 9.75% Notes. In connection with the merger, the Company completed a tender offer to repurchase the 9.75% Notes and a consent solicitation adopting amendments to the indenture governing the notes that amended or eliminated substantially all of the restrictive covenants contained in the indenture. As of March 31, 2005, holders of $299.0 million of the outstanding 9.75% Notes had tendered their notes for repurchase by the Company and consented to the proposed amendments to the indenture. The Company paid tender premiums and consent fees of $50.2 million related to the repurchase.

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

                On January 26, 2005, Vanguard exchanged all of its outstanding 9.0% senior subordinated notes due 2014 for new 9.0% senior subordinated notes due 2014 with identical terms and conditions, except that they were registered under the Securities Act of 1933.  Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

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

                At any time prior to October 1, 2007, the Discount Issuers may redeem up to 35% of the aggregate principal amount at maturity of the 11.25% Notes with the net proceeds of certain equity offerings at 111.25% of the accreted value of the 11.25% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 11.25% Notes, in whole or in part, at a price equal to 100% of the accreted value thereof, plus accrued and unpaid interest, plus a make-whole premium. On or after October 1, 2009, the Discount Issuers may redeem all of part of the 11.25% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 11.25% Notes.

                On January 26, 2005, Vanguard exchanged all of its outstanding 11.25% senior discount notes due 2015 for new 11.25% senior discount notes due 2015 with identical terms and conditions, except that they were registered under the Securities Act of 1933.  Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

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

                On May 18, 2004, the Company entered into a new senior secured credit facility (the “2004 credit facility”) which refinanced the amended 2001 credit facility. The 2004 credit facility consisted of $300.0 million in seven-year term loans and a $245.0 million, five-year revolving credit facility. The interest rate on the term loans was either: 1) LIBOR plus a margin of 2.00% to 2.25% per annum dependent upon the Company’s consolidated leverage ratio or 2) a base rate plus a margin of 1.00% to 1.25% per annum dependent upon the Company’s consolidated leverage ratio. Proceeds from the 2004 credit facility were used to repay all outstanding term and revolving loans under the amended 2001 credit facility, to pay closing and other refinancing costs and to provide funds for working capital, capital expenditures and general corporate purposes. As of the merger date, the Company had no cash borrowings under its previous revolving credit facility but had utilized capacity related to the issuance of letters of credit totaling $27.7 million in respect of its self-insured workers’ compensation program, as well as, a performance guaranty required by the state agency that regulates Phoenix Health Plan, which is wholly owned by a subsidiary of the Company.

                In connection with the merger on September 23, 2004, two of the Company’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under the 2004 credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  The Company borrowed $60.0 million of the available $150.0 million acquisition delayed draw term loan facility in order to fund a portion of the acquisition purchase price of the Massachusetts hospitals on December 31, 2004 and borrowed the remaining $90.0 million on February 18, 2005 to fund the working capital of the Massachusetts hospitals and to fund capital expenditures.

                The term loans bear interest at a rate equal to either LIBOR plus 3.25% per annum or a base rate plus 2.25% per annum, at the Company’s option. The revolving loans bear interest at a rate equal to either LIBOR plus 2.50% per annum or a base rate plus 1.50% per annum, at the Company’s option.  Following the delivery of the Company’s financial statements for its fiscal quarter ended March 31, 2005, the applicable margin for borrowings under the revolving credit facility may be reduced by up to 50 basis points subject to its attaining certain leverage ratios.  The Company also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum and for the unutilized portions of the $150.0 million and $175.0 million delayed draw term loan facilities at rates equal to 1.50% and 2.25% per annum, respectively. The Company pays customary letter of credit fees.

                The Company is subject to certain restrictive and financial covenants under the merger credit facilities including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. The Company was in compliance with each of these financial covenants as of March 31, 2005. Obligations under the merger credit facilities are unconditionally guaranteed by the Company and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). The obligations under the merger credit facilities are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

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

8.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Nine months ended

	March 31, 2004 (predecessor)	March 31, 2005 (combined basis)
Current:
Federal	$5.3	$(0.5)
State	1.8	0.5

Total current	7.1	–

Deferred:
Federal	10.7	(31.6)
State	6.4	(3.2)

Total deferred	11.3	(34.8)

Total income tax expense (benefit)	$18.4	$(34.8)

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Nine months ended

	March 31, 2004 (predecessor)		March 31, 2005 (combined basis)

Income tax at federal statutory rate	35.0%		(35.0%	)
Income tax at state statutory rate	3.7%		(3.2%	)
Nondeductible expenses and other	(0.6%	)	9.4%

Effective income tax rate	38.1%		(28.8%	)

                Net current deferred tax assets of $3.1 million and $11.3 million as of June 30, 2004 and March 31, 2005, respectively, are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.  Net non-current deferred tax liabilities of $40.9 million are included in other liabilities on the accompanying consolidated balance sheet as of June 30, 2004.  Net non-current deferred tax assets of $45.9 million are included in other assets on the accompanying consolidated balance sheet as of March 31, 2005.  During its third fiscal quarter, the Company recorded a $44.6 million reduction to goodwill representing the deferred tax effect of the appraisal adjustments to the book basis of its property, plant and equipment and intangible assets, which resulted in a significant increase in current and noncurrent deferred tax assets.   In addition, during the first quarter of fiscal 2005, the Company recorded a $15.6 million deferred tax asset and a corresponding increase to additional paid-in capital for the excess of tax stock compensation over stock compensation reported in the statement of operations.

                As of March 31, 2005, the Company had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $186.0 million and $116.0 million, respectively, that expire from 2022 to 2025.  Certain of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect the Company's ability to ultimately recognize the benefit of these NOLs in future years.

                The Company must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  The Company has not recorded any valuation allowance as of March 31, 2005, because management believes that future taxable income will, more likely than not, be sufficient to realize the benefits of those assts as the temporary differences reverse in future periods.

9.             STOCKHOLDERS’ EQUITY AND RELATED BENEFIT PLANS

Common Stock of Vanguard and Class A Membership Units of Holdings

                Immediately prior to the merger, the Company had authorized 600,000 shares of common stock, of which 232,784 shares were outstanding. A portion of the proceeds of the merger were used to pay the holders of the common stock for their stock and the holders of outstanding options under the 1998 Stock Option Plan, the 2000 Plan Stock Option Plan, the Initial Option Plan and the Carry Option Plan for the excess of the merger consideration over the exercise prices of such options. In connection with the merger, Blackstone, MSCP, management and other investors purchased $624.0 million of Class A Membership Units of Holdings. Holdings then invested the $624.0 million in the common stock of Vanguard, and in addition Blackstone invested $125.0 million directly in the common stock of Vanguard.  In February 2005, other investors purchased approximately $0.6 million of Class A membership units of Holdings. Holdings then invested the $0.6 million in the common stock of Vanguard.

Equity Incentive Membership Units of Holdings

                In connection with the merger transaction, certain members of management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.8 million pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”).  The value of the equity incentive units was determined by an independent third party appraiser. The Class B and D units vest 20% on each anniversary of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid on September 23, 2004.  Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a liquidity event (as defined in the LLC Agreement).  In exchange for a cash payment of $5.8 million, Vanguard issued to Holdings 83,890 warrants with an exercise price of $1,000 per share and 35,952 warrants with an exercise price of $3,000 per share to purchase Vanguard’s common stock.  Vanguard reserved 119,842 shares of its common stock to be issued upon exercise of the warrants.

Stock Option Plans

                Upon the payment of merger consideration to the option holders, the Company’s 1998 Stock Option Plan, 2000 Stock Option Plan, Initial Option Plan and Carry Option Plan were terminated. After the merger, the Company adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). The 2004 Option Plan allows for the issuance of up to 67,409 options to purchase common stock of the Company to employees of the Company. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board of Directors or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board of Directors or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to three times the exercise price per share assigned to the Liquidity Event Options and Time Options. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of March 31, 2005, 33,002 options were outstanding under the 2004 Option Plan.

10.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, (“FIN 47”).  FIN 47 clarifies guidance set forth in SFAS 143, Asset Retirement Obligations, regarding the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset for which timing or method of settlement is outside the entity’s control.  FIN 47 is effective for the end of fiscal years ending after December 15, 2005.  Vanguard does not expect FIN 47 to have a significant effect on its future operating results or cash flows.

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

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”).  SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for the measurement of nonmonetary exchanges of similar productive assets at carrying value and replaces it with an exception for carrying value measurement applied to nonmonetary assets that have no commercial substance.  Nonmonetary exchanges of similar productive assets with commercial substance would be measured at fair value under SFAS 153.  SFAS is effective for fiscal periods beginning after June 15, 2005, with early adoption encouraged.  Vanguard does not expect SFAS 153 to have a significant effect on its future operating results or cash flows.

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

                The following tables provide condensed financial information by business segment for the three months ended March 31, 2004 and 2005, the nine months ended March 31, 2004, and the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through March 31, 2005, respectively, including a reconciliation of Segment EBITDA to income before income taxes (in millions).

	Predecessor

	Three months ended March 31, 2004				Three months ended March 31, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$385.0	$–	$385.0	$–	$559.3	$–	$559.3
Premium revenues	76.7	–	–	76.7	83.7	–	–	83.7
Inter-segment revenues	–	7.6	(7.6)	–	–	7.6	(7.6)	–

Total revenues	76.7	392.6	(7.6)	461.7	83.7	566.9	(7.6)	643.0

Operating expenses - external	62.7	351.6	–	414.3	69.7	499.8	–	569.5
Operating expenses - inter-segment	7.6	–	(7.6)	–	7.6	–	(7.6)	–

Total operating expenses	70.3	351.6	(7.6)	414.3	77.3	499.8	(7.6)	569.5

Segment EBITDA(1)	6.4	41.0	–	47.4	6.4	67.1	–	73.5

Less:
Depreciation and amortization	0.4	10.7	–	11.1	1.6	11.5	–	13.1
Interest, net	0.5	15.2	–	15.7	(0.2)	25.6	–	25.4
Minority interests	–	(0.4)	–	(0.4)	–	0.3	–	0.3
Equity method loss (income)	–	(0.8)	–	(0.8)	–	(0.3)		(0.3)
Stock compensation	–	0.1	–	0.1	–	0.2	–	0.2
Loss (gain) on sale of assets	–	–	–	–	–	0.2	–	0.2
Merger expenses	–	–	–	–	–	0.1	–	0.1
Monitoring fees	–	–	–	–	–	1.3	–	1.3

Income before income taxes	$5.5	$16.2	$–	$21.7	$5.0	$28.2	$–	$33.2

	Predecessor				Combined Basis

	Nine months ended March 31, 2004				Nine months ended March 31, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$1,100.0	$–	$1,100.0	$–	$1,389.7	$–	$1,389.7
Premium revenues	213.6	–	–	213.6	246.8	–	–	246.8
Inter-segment revenues	–	21.0	(21.0)	–	–	26.6	(26.6)	–

Total revenues	213.6	1,121.0	(21.0)	1,313.6	246.8	1,416.3	(26.6)	1,636.5

Operating expenses - external	176.0	1,015.8	–	1,191.8	200.8	1,256.0	–	1,456.8
Operating expenses - inter-segment	21.0	–	(21.0)	–	26.6	–	(26.6)	–

Total operating expenses	197.0	1,015.8	(21.0)	1,191.8	227.4	1,256.0	(26.6)	1,456.8

Segment EBITDA(1)	16.6	105.2	–	121.8	19.4	160.3	–	179.7

Less:
Depreciation and amortization	1.5	30.9	–	32.4	2.7	50.3	–	53.0
Interest, net	1.5	45.2	–	46.7	0.3	62.0	–	62.3
Minority interests	–	(2.3)	–	(2.3)	–	(0.5)	–	(0.5)
Equity method loss (income)	–	(2.6)	–	(2.6)	–	(0.6)	–	(0.6)
Stock compensation	–	0.1	–	0.1	–	97.1	–	97.1
Debt extinguishment costs	–	–	–	–	–	62.2	–	62.2
Merger expenses	–	–	–	–	–	23.2	–	23.2
Loss (gain) on sale of assets	–	(0.8)	–	(0.8)	–	1.0	–	1.0
Monitoring fees	–	–	–	–	–	2.7	–	2.7

Income (loss) before income taxes	$13.6	$34.7	$–	$48.3	$16.4	$(137.1)	$–	$(120.7)

Segment assets	$28.0	$1,280.1		$1,308.1	$57.1	$2,343.8		$2,400.9

Capital expenditures	$0.4	$101.7		$102.1	$1.1	$136.2		$137.3

	Predecessor				Successor

	July 1, 2004 through September 22, 2004				September 23, 2004 through March 31, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$377.3	$–	$377.3	$–	$1,012.4	$–	$1,012.4
Premium revenues	72.3	–	–	72.3	174.5	–	–	174.5
Inter-segment revenues	–	6.4	(6.4)	–	–	20.2	(20.2)	–

Total revenues	72.3	383.7	(6.4)	449.6	174.5	1,032.6	(20.2)	1,186.9

Operating expenses - external	61.2	341.3	–	402.5	138.5	915.8	–	1,054.3
Operating expenses - inter-segment	6.4	–	(6.4)	–	20.2	–	(20.2)	–

Total operating expenses	67.6	341.3	(6.4)	402.5	158.7	915.8	(20.2)	1,054.3

Segment EBITDA(1)	4.7	42.4	–	47.1	15.8	116.8	–	132.6

Less:
Depreciation and amortization	0.6	16.8	–	17.4	2.1	33.5	–	35.6
Interest, net	0.2	9.6	–	9.8	0.1	52.4	–	52.5
Minority interests	–	(0.5)	–	(0.5)	–	–	–	–
Equity method loss (income)	–	(0.2)	–	(0.2)	–	(0.4)	–	(0.4)
Stock compensation	–	96.7	–	96.7	–	0.4	–	0.4
Debt extinguishment costs	–	62.2	–	62.2	–	–	–	–
Merger expenses	–	23.1	–	23.1	–	0.1	–	0.1
Loss (gain) on sale of assets	–	0.6	–	0.6	–	0.4	–	0.4
Monitoring fees	–	–	–	–	–	2.7	–	2.7

Income (loss) before income taxes	$3.9	$(165.9)	$–	$(162.0)	$13.6	$27.7	$–	$41.3

Capital expenditures	$0.7	$29.1		$29.8	$0.4	$107.1		$107.5

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

12.          COMMITMENTS AND CONTINGENCIES

                The Company has committed to meet certain construction and facility expansion obligations.  In addition, management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on the Company’s results of operations or financial position, but the construction and facility expansion obligations could have an effect on the timing of the Company’s cash flows, including its need to borrow available amounts under its revolving credit facility or its $175.0 million delayed draw term loan facility.

Construction Commitments

                The Company currently has multiple capital expansion and replacement projects underway.  The Company estimates its remaining commitment to complete the expansion projects in San Antonio and Phoenix and its remaining obligations for other capital projects in process to be approximately $182.2 million.

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

Net Revenue

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income before income taxes of $5.0 million and $1.9 million for the three months ended March 31, 2004 and 2005, respectively, and $9.4 million and $4.4 million for the nine months ended March 31, 2004 and 2005, respectively.  The Company recorded $8.4 million and $14.3 million of charity care revenue deductions during the three months ended March 31, 2004 and 2005, respectively, and $25.4 million and $37.7 million of charity care revenue deductions during the nine months ended March 31, 2004 and 2005, respectively.

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

Acquisitions

                The Company has acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, anti-kickback and physician self-referral laws.  Although the Company institutes policies designed to conform practices to its standards following completion of acquisitions and attempts to structure its acquisitions as asset acquisitions in which the Company does not assume liability for seller wrongful actions, there can be no assurance that the Company will not become liable for past activities that may later be alleged to be improper by private plaintiffs or government agencies.  Although the Company obtains general indemnifications from sellers covering such matters, there can be no assurance that any specific matter will be covered by such indemnifications, or if covered, that such indemnifications will be adequate to cover potential losses and fines.

Professional and General Liability Risks

                As is typical in the healthcare industry, the Company is subject to potential claims and legal actions in the ordinary course of business including patient care.  Effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  The Company maintains excess coverage on a claims-made basis with third party insurers covering individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.  The captive insurance subsidiary funds claims costs from premium payments received from the Company.  The market for professional liability excess insurance has improved during the past two years resulting in a stabilization of premiums.  However, the Company’s professional liability costs remain sensitive to market factors affecting premiums for excess coverage and the quantity and severity of professional liability claims.  Also, the Company is exposed to increased payments to malpractice claimants in the event physicians practicing at the Company’s hospitals are unable to obtain adequate malpractice insurance or in the event the Company employs more physicians.  As the Company’s period of ownership of its hospitals lengthens, management expects the Company’s professional liability claims payments to increase.

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

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $18.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of March 31, 2005, the Company maintained this performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2005.  The Company is also required to arrange for $5.3 million in letters of credit to collateralize its $18.0 million in surety bonds with the third party insurers.

13.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of the Company’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee the Company’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and the consolidated Company as of June 30, 2004 and March 31, 2005 and for the three months and nine months ended March 31, 2004 and 2005 and the predecessor period July 1, 2004 through September 22, 2004, and the successor period September 23, 2004 through March 31, 2005, follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ 35.3	$ 63.3	$ –	$ 99.4
Accounts receivable, net	–	–	–	248.5	46.0	–	294.5
Supplies	–	–	–	36.5	5.6	–	42.1
Prepaid expenses and other current assets	19.8	–	–	9.4	19.3	(10.5)	38.0

Total current assets	20.6	–	–	329.7	134.2	(10.5)	474.0

Property, plant and equipment, net	–	–	–	888.2	93.9	–	982.1
Goodwill	710.7	–	–	82.8	12.6	–	806.1
Intangible assets, net	–	37.6	3.8	16.4	18.2	–	76.0
Investments in subsidiaries	408.8	–	–	–	27.0	(435.8)	–
Other assets	45.9	–	–	16.7	0.1	–	62.7

Total assets	$ 1,186.0	$ 37.6	$ 3.8	$ 1,333.8	$ 286.0	$ (446.3)	$ 2,400.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 109.0	$ 13.0	$ –	$ 122.0
Accrued expenses and other current liabilities	(1.0)	28.8	–	105.4	74.8	(4.2)	203.8
Current maturities of long-term debt	–	6.3	–	0.7	1.0	–	8.0

Total current liabilities	(1.0)	35.1	–	215.1	88.8	(4.2)	333.8

Other liabilities	0.8	–	–	17.0	64.5	(7.0)	75.3
Long-term debt, less current maturities	–	1,191.0	132.0	1.3	0.3	–	1,324.6
Intercompany	519.0	(1,140.2)	(120.8)	747.7	21.2	(26.9)	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	667.2	(48.3)	(7.4)	352.7	111.2	(408.2)	667.2

Total liabilities and stockholders’ equity	$ 1,186.0	$ 37.6	$ 3.8	$ 1,333.8	$ 286.0	$ (446.3)	$ 2,400.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2004
(Predecessor)
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$348.6	$36.4	$–	$385.0
Premium revenues	–	76.7	4.8	(4.8)	76.7

Total revenues	–	425.3	41.2	(4.8)	461.7

Salaries and benefits	–	171.4	18.8	–	190.2
Supplies	–	67.1	6.6	–	73.7
Medical claims expense	–	55.8	–	–	55.8
Purchased services	–	19.4	3.2	–	22.6
Provision for doubtful accounts	–	26.9	2.5	–	29.4
Other operating expenses	–	30.8	10.1	(4.8)	36.1
Rents and leases	–	5.2	0.9	–	6.1
Depreciation and amortization	–	14.6	1.1	–	15.7
Interest, net	–	10.3	0.8	–	11.1
Management fees	–	(0.8)	0.8	–	–
Other	–	(0.7)	–	–	(0.7)

Total costs and expenses	–	400.0	44.8	(4.8)	440.0

Income (loss) before income taxes	–	25.3	(3.6)	–	21.7
Income tax expense	7.9	–	–	–	7.9
Equity in earnings of subsidiaries	21.7	–	–	(21.7)	–

Net income (loss)	$13.8	$25.3	$(3.6)	$(21.7)	$13.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 503.9	$ 60.8	$ (5.4)	$ 559.3
Premium revenues	–	–	–	10.6	80.9	(7.8)	83.7

Total revenues	–	–	–	514.5	141.7	(13.2)	643.0
Salaries and benefits	–	–	–	238.3	33.3	–	271.6
Supplies	–	–	–	98.1	10.7	–	108.8
Medical claims expense	–	–	–	6.7	60.9	(5.4)	62.2
Purchased services	–	–	–	31.1	5.8	–	36.9
Provision for doubtful accounts	–	–	–	35.5	4.7	–	40.2
Other operating expenses	0.1	–	–	33.0	16.3	(7.8)	41.6
Rents and leases	–	–	–	6.6	1.8	–	8.4
Depreciation and amortization	–	–	–	10.3	2.8	–	13.1
Interest, net	–	24.2	3.6	(2.9)	0.5	–	25.4
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	0.1	–	–	0.1
Other	–	–	–	1.5	–	–	1.5

Total costs and expenses	0.1	24.2	3.6	456.3	138.8	(13.2)	609.8

Income (loss) before income taxes	(0.1)	(24.2)	(3.6)	58.2	2.9	–	33.2
Income tax expense	13.6	–	–	–	–	–	13.6
Equity in earnings of subsidiaries	33.3	–	–	–	–	(33.3)	–

Net income (loss)	$ 19.6	$ (24.2)	$ (3.6)	$ 58.2	$ 2.9	$ (33.3)	$ 19.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2004
(Predecessor)
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$–	$990.7	$109.3	$–	$1,100.0
Premium revenues	–	213.6	14.4	(14.4)	213.6

Total revenues	–	1,204.3	123.7	(14.4)	1,313.6

Salaries and benefits	–	495.4	53.8	–	549.2
Supplies	–	189.2	18.3	–	207.5
Medical claims expense	–	156.7	–	–	156.7
Purchased services	–	57.1	10.2	–	67.3
Provision for doubtful accounts	–	80.4	9.3	–	89.7
Other operating expenses	–	85.7	30.6	(14.4)	101.9
Rents and leases	–	14.9	2.3	–	17.2
Depreciation and amortization	–	43.3	3.4	–	46.7
Interest, net	–	29.6	2.8	–	32.4
Management fees	–	(2.3)	2.3	–	–
Other	–	(3.3)	–	–	(3.3)

Total costs and expenses	–	1,146.7	133.0	(14.4)	1,265.3

Income (loss) before income taxes	–	57.6	(9.3)	–	48.3
Income tax expense	18.4	–	–	–	18.4
Equity in earnings of subsidiaries	48.3	–	–	(48.3)	–

Net income (loss)	$29.9	$57.6	$(9.3)	$(48.3)	$29.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2005
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 1,229.1	$ 180.5	$ (19.9)	$ 1,389.7
Premium revenues	–	–	–	31.8	236.7	(21.7)	246.8

Total revenues	–	–	–	1,260.9	417.2	(41.6)	1,636.5
Salaries and benefits	–	–	–	668.1	96.5	–	764.6
Supplies	–	–	–	236.9	31.9	–	268.8
Medical claims expense	–	–	–	20.0	179.0	(19.9)	179.1
Purchased services	–	–	–	69.5	17.1	–	86.6
Provision for doubtful accounts	–	–	–	96.4	13.8	–	110.2
Other operating expenses	0.1	–	–	97.8	46.7	(21.7)	122.9
Rents and leases	–	–	–	16.6	5.1	–	21.7
Depreciation and amortization	–	–	–	45.6	7.4	–	53.0
Interest, net	–	48.3	7.4	4.2	2.4	–	62.3
Management fees	–	–	–	(6.0)	6.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.2	–	–	23.2
Other	–	–	–	2.7	(0.1)	–	2.6

Total costs and expenses	67.3	48.3	7.4	1,270.0	405.8	(41.6)	1,757.2

Income (loss) before income taxes	(67.3)	(48.3)	(7.4)	(9.1)	11.4	–	(120.7)
Income tax expense (benefit)	(34.8)	–	–	–	–	–	(34.8)
Equity in earnings of subsidiaries	(53.4)	–	–	–	–	53.4	–

Net income (loss)	$ (85.9)	$ (48.3)	$ (7.4)	$ (9.1)	$ 11.4	$ 53.4	$ (85.9)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 323.6	$ 53.7	$ –	$ 377.3
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	333.3	122.7	(6.4)	449.6
Salaries and benefits	–	–	–	150.1	28.6	–	178.7
Supplies	–	–	–	62.8	9.5	–	72.3
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	17.2	4.9	–	22.1
Provision for doubtful accounts	–	–	–	27.1	4.4	–	31.5
Other operating expenses	–	–	–	29.9	13.7	(6.4)	37.2
Rents and leases	–	–	–	4.2	1.5	–	5.7
Depreciation and amortization	–	–	–	15.4	2.0	–	17.4
Interest, net	–	–	–	8.6	1.2	–	9.8
Management fees	–	–	–	(2.0)	2.0	–	–
Stock compensation	–	–	–	96.7	–	–	96.7
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	430.0	120.8	(6.4)	611.6

Income (loss) before income taxes	(67.2)	–	–	(96.7)	1.9	–	(162.0)
Income tax expense (benefit)	(51.3)	–	–	–	–	–	(51.3)
Equity in earnings of subsidiaries	(94.8)	–	–	–	–	94.8	–

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Successor Period September 23, 2004 through March 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Patient service revenues	$ –	$ –	$ –	$ 905.5	$ 126.8	$ (19.9)	$ 1,012.4
Premium revenues	–	–	–	22.1	167.7	(15.3)	174.5

Total revenues	–	–	–	927.6	294.5	(35.2)	1,186.9
Salaries and benefits	–	–	–	421.3	67.9	–	489.2
Supplies	–	–	–	174.1	22.4	–	196.5
Medical claims expense	–	–	–	18.1	125.9	(19.9)	124.1
Purchased services	–	–	–	52.3	12.2	–	64.5
Provision for doubtful accounts	–	–	–	69.3	9.4	–	78.7
Other operating expenses	0.1	–	–	67.9	33.0	(15.3)	85.7
Rents and leases	–	–	–	12.4	3.6	–	16.0
Depreciation and amortization	–	–	–	30.2	5.4	–	35.6
Interest, net	–	48.3	7.4	(4.4)	1.2	–	52.5
Management fees	–	–	–	(4.0)	4.0	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	0.1	–	–	0.1
Other	–	–	–	2.7	–	–	2.7

Total costs and expenses	0.1	48.3	7.4	840.0	285.0	(35.2)	1,145.6

Income (loss) before income taxes	(0.1)	(48.3)	(7.4)	87.6	9.5	–	41.3
Income tax expense	16.5	–	–		–	–	16.5
Equity in earnings of subsidiaries	41.4	–	–	–	–	(41.4)	–

Net income (loss)	$ 24.8	$ (48.3)	$ (7.4)	$ 87.6	$ 9.5	$ (41.4)	$ 24.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2004
(Predecessor)
(Unaudited)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$29.9	$57.6	$(9.3)	$(48.3)	$29.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	43.3	3.4	–	46.7
Provision for doubtful accounts	–	80.4	9.3	–	89.7
Deferred income taxes	11.3	–	–	–	11.3
Amortization of loan costs	–	1.4	–	–	1.4
Loss (gain) on sale of assets	–	(0.8)	–	–	(0.8)
Stock compensation	–	0.1	–	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(48.3)	–	–	48.3	–
Accounts receivable	–	(107.7)	(7.3)	–	(115.0)
Supplies	–	(1.0)	(0.9)	–	(1.9)
Prepaid expenses and other current assets	0.4	(15.2)	17.7	–	2.9
Accounts payable	–	0.6	(1.8)	–	(1.2)
Accrued expenses and other current liabilities	(1.7)	1.5	(4.4)	–	(4.6)
Other liabilities	3.1	(1.7)	(0.5)	–	0.9

Net cash provided by (used in) operating activities	(5.3)	58.5	6.2	–	59.4
Investing activities:
Acquisitions	–	(12.3)	–	–	(12.3)
Capital expenditures	–	(95.2)	(6.9)	–	(102.1)
Proceeds from asset dispositions	–	6.2	–	–	6.2
Other	–	5.7	(6.4)	–	(0.7)

Net cash used in investing activities	–	(95.6)	(13.3)	–	(108.9)
Financing activities:
Proceeds from long-term debt	–	177.5	–	–	177.5
Payments of long-term debt and capital leases	–	(127.3)	(3.3)	–	(130.6)
Proceeds from joint venture partner contributions	–	3.0	–	–	3.0
Exercise of stock options	–	0.1	–	–	0.1
Payment to retire common stock	–	(0.1)	–	–	(0.1)
Cash provided by (used in) intercompany activity	5.3	(33.6)	28.3	–	–

Net cash provided by financing activities	5.3	19.6	25.0	–	49.9

Net increase (decrease) in cash and cash equivalents	–	(17.5)	17.9	–	0.4
Cash and cash equivalents, beginning of period	–	21.2	6.0	–	27.2

Cash and cash equivalents, end of period	$–	$3.7	$23.9	$–	$27.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2005
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$ (85.9)	$ (48.3)	$ (7.4)	$ (9.1)	$ 11.4	$ 53.4	$ (85.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	45.6	7.4	—	53.0
Provision for doubtful accounts	—	—	—	96.4	13.8	—	110.2
Deferred income taxes	(34.8)	—	—	—	—	—	(34.8)
Amortization of loan costs	—	1.7	0.1	0.5	—	—	2.3
Accretion of principal on senior discount notes	—	—	7.3	—	—	—	7.3
(Gain) loss on sale of assets	—	—	—	1.0	—	—	1.0
Stock compensation	—	—	—	97.1	—	—	97.1
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.2	—	—	23.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	53.4	—	—	—	—	(53.4)	—
Accounts receivable	—	—	—	(105.8)	(21.0)	—	(126.8)
Buildup of accounts receivables for recent acquisitions	—	—	—	(53.2)	—	—	(53.2)
Supplies	—	—	—	(1.2)	(0.3)	—	(1.5)
Prepaid expenses and other current assets	(5.1)	—	—	(12.6)	25.5	—	7.8
Accounts payable	—	—	—	36.7	(2.7)	—	34.0
Accrued expenses and other liabilities	(2.5)	28.8	—	3.5	15.8	—	45.6
Net cash provided by operating activities	(7.7)	(17.8)	—	117.1	49.9	—	141.5
Investing activities:						—
Acquisitions	(51.2)	—	—	(87.4)	—	—	(138.6)
Capital expenditures	—	—	—	(124.7)	(12.6)	—	(137.3)
Proceeds from asset sales	—	—	—	0.7	—	—	0.7
Other	6.7	—	—	(12.7)	(27.0)	27.0	(6.0)
Net cash used in investing activities	(44.5)	—	—	(224.1)	(39.6)	27.0	(281.2)
Financing activities:
Proceeds from long-term debt	1,324.7	—	—	—	—	—	1,324.7
Payments of long-term debt and capital leases	(682.0)	(2.8)	—	(3.0)	(0.5)	—	(688.3)
Payments of loan costs and debt termination fees	(44.1)	—	—	—	—	—	(44.1)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	495.5	—	—	—	—	—	495.5
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	(76.3)	20.6	—	104.1	(21.4)	(27.0)	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	53.0	17.8	—	109.1	(21.9)	(27.0)	131.0
Net increase (decrease) in cash and cash equivalents	0.8	—	—	2.1	(11.6)	—	(8.7)
Cash and cash equivalents, beginning of period	—	—	—	33.2	74.9	—	108.1
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ 35.3	$ 63.3	$ —	$ 99.4

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$ (110.7)	$ —	$ —	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	15.4	2.0	—	17.4
Provision for doubtful accounts	—	—	—	27.1	4.4	—	31.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	—	—	0.5	—	—	0.5
Accretion of principal on senior discount notes	—	—	—	—	—	—	—
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	94.8	—	—	—	—	(94.8)	—
Accounts receivable	—	—	—	(37.2)	(4.9)	—	(42.1)
Supplies	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(14.7)	10.8	—	2.4
Accounts payable	—	—	—	41.9	(0.5)	—	41.4
Accrued expenses and other liabilities	(1.1)	—	—	(1.8)	9.9	—	7.0
Net cash provided by (used in) operating activities	5.6	—	—	49.9	23.3	—	78.8
Investing activities:
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(26.8)	(3.0)	—	(29.8)
Proceeds from asset sales	—	—	—	0.5	—	—	0.5
Other	—	—	—	0.4	(0.3)	—	0.1
Net cash used in investing activities	(50.8)	—	—	(25.9)	(3.3)	—	(80.0)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.4)	(0.3)	—	(683.9)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	64.8	—	—	(51.1)	(13.7)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.5	—	—	(51.5)	(14.0)	—	(20.0)
Net increase (decrease) in cash and cash equivalents	0.3	—	—	(27.5)	6.0	—	(21.2)
Cash and cash equivalents, beginning of period	—	—	—	33.2	74.9	—	108.1
Cash and cash equivalents, end of period	$ 0.3	$ —	$ —	$ 5.7	$ 80.9	$ —	$ 86.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Successor Period September 23, 2004 through March 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(in millions)

Operating activities:
Net income (loss)	$ 24.8	$ (48.3)	$ (7.4)	$ 87.6	$ 9.5	$ (41.4)	$ 24.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	30.2	5.4	—	35.6
Provision for doubtful accounts	—	—	—	69.3	9.4	—	78.7
Deferred income taxes	16.1	—	—	—	—	—	16.1
Amortization of loan costs	—	1.7	0.1	—	—	—	1.8
Accretion of principal on senior discount notes	—	—	7.3	—	—	—	7.3
(Gain) loss on sale of assets	—	—	—	0.4	—	—	0.4
Stock compensation	—	—	—	0.4	—	—	0.4
Debt extinguishment costs	—	—	—	—	—	—	—
Merger expenses	—	—	—	0.1	—	—	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(41.4)	—	—	—	—	41.4	—
Accounts receivable	—	—	—	(68.6)	(16.1)	—	(84.7)
Buildup of accounts receivable for recent acquisitions	—	—	—	(53.2)	—	—	(53.2)
Supplies	—	—	—	(1.2)	—	—	(1.2)
Prepaid expenses and other current assets	(11.4)	—	—	2.1	14.7	—	5.4
Accounts payable	—	—	—	(5.2)	(2.2)	—	(7.4)
Accrued expenses and other liabilities	(1.4)	28.8	—	5.3	5.9	—	38.6
Net cash provided by (used in) operating activities	(13.3)	(17.8)	—	67.2	26.6	—	62.7
Investing activities:
Acquisitions	(0.4)	—	—	(87.4)	—	—	(87.8)
Capital expenditures	—	—	—	(97.9)	(9.6)	—	(107.5)
Proceeds from asset sales	—	—	—	0.2	—	—	0.2
Other	6.7	—	—	(13.1)	(26.7)	27.0	(6.1)
Net cash used in investing activities	6.3	—	—	(198.2)	(36.3)	27.0	(201.2)
Financing activities:
Proceeds from long-term debt	150.0	—	—	—	—	—	150.0
Payments of long-term debt and capital leases	1.2	(2.8)	—	(2.6)	(0.2)	—	(4.4)
Payments of loan costs and debt termination fees	(3.2)	—	—	—	—	—	(3.2)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	0.6	—	—	—	—	—	0.6
Payments to retire stock and stock options	—	—	—	—	—	—	—
Cash provided by (used in) intercompany activity	(141.1)	20.6	—	155.2	(7.7)	(27.0)	—
Exercise of stock options	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	7.5	17.8	—	160.6	(7.9)	(27.0)	151.0
Net increase (decrease) in cash and cash equivalents	0.5	—	—	29.6	(17.6)	—	12.5
Cash and cash equivalents, beginning of period	0.3	—	—	5.7	80.9	—	86.9
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ 35.3	$ 63.3	$ —	$ 99.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the Blackstone transaction (as discussed below).  Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the Blackstone transaction had on us.  We have presented the information for the nine months ended March 31, 2005 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of operating results to the prior year period.  You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included within this report.

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

                Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Risk Factors” contained in our Registration Statement on Form S-4 (Registration No. 333-120436) originally filed with the Securities and Exchange Commission on November 12, 2004 and with a final prospectus dated December 23, 2004.  You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by the Company that its objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on the Company’s results of operations and financial condition.

Blackstone Transaction

                On September 23, 2004, The Blackstone Group and certain of its affiliates (collectively “Blackstone”) purchased approximately 66% of our equity interests. Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) own the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the Blackstone transaction, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes, our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the transaction by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under our new senior secured credit facilities and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of senior management also purchased $5.8 million of the equity incentive units in Holdings.  Our new senior secured credit facilities also include a $250.0 million revolving credit facility, of which $27.0 million of capacity was utilized for letters of credit as of March 31, 2005, and $325.0 million in delayed draw term loan facilities.  We borrowed $60.0 million under the delayed draw term loan facilities to finance the acquisition of three acute-care hospitals and related healthcare businesses in Massachusetts from subsidiaries of Tenet Healthcare Corporation on December 31, 2004 and borrowed an additional $90.0 million under the delayed draw term loan facilities on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We are allowed to borrow the remaining $175.0 million under the delayed draw term loan facilities at any time prior to September 23, 2005.

Basis of Presentation and Overview

                We present financial information relating to Vanguard Health Systems, Inc., and its subsidiaries in this discussion and analysis on a predecessor period and successor period combined basis.

                As of March 31, 2005, we owned and operated 19 hospitals with a total of 4,518 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan, which served approximately 100,000 members in Arizona; and MacNeal Health Providers, which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 46,800 member lives in metropolitan Chicago, Illinois, as of March 31, 2005.  Our objective is to provide high-quality, cost-effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate.  We focus our business development efforts and operations on hospital and other related healthcare facilities where we see an opportunity to improve operating performance and profitability and increase market share.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

                We have implemented multiple operating strategies to achieve our objective of providing high-quality, cost-effective healthcare services in the communities we serve.  These strategies include quality control, expansion of services, partnering with physicians and healthcare professionals and identifying growing geographic areas that provide opportunities for acquisitions or expansions.  If we achieve these strategies, we expect to realize the patient volume and revenue growth that is key to our operating performance.  We must also identify and manage the risks associated with our growth strategies including acquisition risks, payer reimbursement risks, case and resource management risks and competition.  Recent trends that management will continue to monitor and address include fluctuations in bad debts due to payer mix changes and difficulties in collecting self-pay accounts receivable, newly enacted Medicare regulations, expanded charity care and self-pay discount programs, potential Medicaid funding cuts, volatile professional liability risks and related costs, nurse staffing regulations and resource constraints and increased cost of compliance in the healthcare industry.  The following paragraphs more fully describe the strategies, risks and trends mentioned above.

Operating Strategies and Related Risks

                We believe the following operating initiatives, among others, will improve our operating results.

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

•

Expanding the spectrum of healthcare services provided by our facilities.  Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused healthcare networks provides us greater flexibility in implementing broader service offerings in an efficient manner.  As we expand our service offerings and grow patient volumes, we must effectively recruit and retain physicians and nurses and invest resources in capital projects including upgrading our existing facility framework and expanding facilities.  Also, we believe completing strategic acquisitions to achieve in-market and new market growth will allow us to better serve our patients while improving our operating performance.  Our facility expansion strategies include constructing new facilities in underserved areas of our markets, as demonstrated by our construction of West Valley Hospital in western metropolitan Phoenix, and increasing the capacities of our hospitals such as the expansion initiatives underway or in the planning stages at six of our hospitals in San Antonio and metropolitan Phoenix, for which we have spent $64.7 million through March 31, 2005 and expect to spend approximately an additional $271.3 million through fiscal 2009.

•

Fostering a partnership culture with physicians and healthcare professionals.  We believe that the key to providing the most effective and efficient healthcare services lies in both effective recruiting and retention programs, continual training and education support for physicians and other healthcare professionals and maintenance of facilities and equipment that are desirable vehicles for the practice of medicine.  Our relationships with the University of Chicago at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate our commitment to professional development for physicians and other healthcare professionals.  We believe these initiatives will serve as a cornerstone to build partnering relationships with employees and physicians to ensure we have the expertise necessary to carry out our mission in all areas of our healthcare facilities.  We also intend to increase our participation, consistent with applicable laws, in the development of joint venture partnerships with physicians in those situations where such relationships fit our strategic objectives.

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

                Although we expect the above initiatives to increase our patient volumes, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  For the nine months ended March 31, 2005, managed care (including Medicare and Medicaid managed care plans), Medicare and Medicaid payers accounted for 46.1%, 30.6% and 6.6% of patient service revenues, respectively.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the healthcare services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from the managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues.  However, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to improve reimbursement and maintain patient volumes.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare diagnosis related group payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  During the nine months ended March 31, 2005, 66% of total surgeries performed in our facilities were performed on an outpatient basis.  Outpatient revenues as a percentage of total gross patient revenues were 34.6% and 37.4% during the nine months ended March 31, 2004 and 2005, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which we expect to increase demand for inpatient services.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

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

                On December 31, 2004, certain of our subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  We paid $87.4 million at closing, including the base purchase price of $103.6 million for the property, plant and equipment and investments of the Massachusetts hospitals less $16.2 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  We funded the purchase price by borrowing $60.0 million of the $150.0 million acquisition delayed draw term facility under our new senior secured credit facilities, entered into in connection with the Blackstone transaction, and by using $27.4 million of cash on hand.  We invested an additional $37.4 million during our third fiscal quarter related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, we borrowed the remaining $90.0 million available to us under the acquisition delayed draw term loan facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital expenditures at the Massachusetts hospitals and our other hospitals.  Operating results for the Massachusetts hospitals are included in our condensed consolidated statements of operations for the three months ended March 31, 2005.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the nine months ended March 31, 2005, we experienced a 13.1% increase in discharges and a 17.1% increase in hospital adjusted discharges compared to the same period in fiscal 2004 partially due to the acquisition of the Massachusetts hospitals.  On a same hospital basis, the period over period increases in discharges and hospital adjusted discharges were 5.4% and 7.0%, respectively.  The following table provides details of discharges by payer for the three months and nine months ended March 31, 2005 compared to the same periods ended March 31, 2004.

	Three months ended March 31,		Nine months ended March 31,

	2004	2005	2004	2005

Medicare	12,227	15,478	34,067	38,436
Medicaid	3,994	5,464	12,173	15,209
Managed care	19,989	25,153	59,312	65,688
Self pay	1,198	1,462	3,526	3,843
Other	479	806	1,371	1,694

Total	37,887	48,363	110,449	124,870

                We attribute the same hospital volume improvements to expanded service offerings including complementary subacute services, new contracts negotiated with certain managed care providers and our market-driven management strategies.  We expect these strategies to continue to result in future growth in revenues and volumes.  However, restoring the community’s confidence in hospitals we have acquired from previous owners and staying ahead of our competition in the markets we serve may be difficult to achieve.

                The majority of our revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Patient revenues per adjusted hospital discharge increased 7.6% from $6,439 during the first nine months of fiscal 2004 to $6,926 during the same period in fiscal 2005.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts.  On a same hospital basis, patient revenues per adjusted hospital discharge increased by 7.3% to $6,912 during the nine months ended March 31, 2005, from $6,439 during the prior year period.  We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

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

                We recognize premium revenues from Phoenix Health Plan, our Medicaid managed health plan in Phoenix, and from MacNeal Health Providers in Chicago, which is a payer for certain capitated physician and outpatient services for certain member lives.  Premium revenues increased by $33.2 million or 15.5% during the first nine months of fiscal 2005 compared to the same period in fiscal 2004.  The primary reason for this revenue increase was the 17,000-member increase in Phoenix Health Plan membership during October 2003.  The increase was primarily due to the withdrawal of one competing plan from the AHCCCS program effective October 1, 2003.  Our contract with AHCCCS was renewed during fiscal 2004 for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  Should our contract with AHCCCS terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable.  The following table provides a summary of our accounts receivable by age since discharge date for both insured and uninsured payers as of March 31, 2004, June 30, 2004 and March 31, 2005 (in millions).

March 31, 2004	0-90 days	91-180 days	Over 180 days	Total
Insured	$ 263.4	$ 30.9	$ 19.4	$ 313.7
Self-Pay (1)	40.3	32.0	8.8	81.1

Total (2)	$ 303.7	$ 62.9	$ 28.2	$ 394.8

June 30, 2004	0-90 days	91-180 days	Over 180 days	Total
Insured	$ 258.5	$ 29.0	$ 16.7	$ 304.2
Self-Pay (1)	42.2	35.3	10.2	87.7

Total (2)	$ 300.7	$ 64.3	$ 26.9	$ 391.9

March 31, 2005	0-90 days(3)	91-180 days	Over 180 days	Total
Insured	$ 388.0	$ 32.3	$ 20.2	$ 440.5
Self-Pay (1)	52.3	37.3	10.8	100.4

Total (2)	$ 440.3	$ 69.6	$ 31.0	$ 540.9

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
(3)           Includes accounts receivable balances for the recently acquired Massachusetts hospitals.

                Our allowance for bad debts and allowance for charity care covered 75.2%, 76.4% and 85.6% of self-pay accounts receivable as of March 31, 2004, June 30, 2004 and March 31, 2005, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs, reductions in coverage by certain state Medicaid programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

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

                The 2003 Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.  In addition, for federal fiscal years 2005, 2006 and 2007, the Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement.  Overall, we believe that the 2003 Act may have a positive impact on our operating results, especially if future legislation does not decrease the full market basket updates for federal fiscal years 2005, 2006 and 2007 for those hospitals complying with the new reporting requirement.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines.  CMS has indicated that it is aware of no regulations or guidelines preventing implementation of such policies.  We deduct these discounts from revenues.  During the nine months ended March 31, 2004 and 2005, we deducted $25.4 million and $37.7 million of charity care from revenues, respectively.

                Medicaid Funding Cuts

                Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts.  These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions.   Additionally, pressure exists at the federal level to reduce Medicaid matching funds provided to states.  We are unable to assess the financial impact of enacted or proposed state or federal funding cuts at this time.

                Volatility of Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. During the past three years, the cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  While premium price increases have abated somewhat during the past year, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  Some states, including Texas, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

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

                Effective January 1, 2004, minimum nurse to patient ratios for various hospital departments went into effect in the state of California.  These requirements apply at all times, including scheduled break and meal periods, and place an additional burden on our already challenging California nurse staffing strategies.  Even more stringent ratios for medical/surgical units have now taken effect.  We estimate that our additional staffing costs from existing regulations could exceed $2.5 million on an annual basis in California.  If similar regulations were adopted in other states in which we operate, our future operating results and cash flows could be materially adversely affected.

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

                In the course of our 2004 internal fraud and abuse compliance audit, we identified that certain documentation discrepancies had occurred in the administration of renewal provisions of certain leases with physicians for medical office space at one of our hospitals.  After our review of the leases, the hospital entered into lease extension agreements and then new leases with each such physician. In accordance with established company compliance program policies, in September 2004 we made a voluntary disclosure regarding these lease discrepancies and actions we had taken to the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and to the local U.S. Attorney’s Office.  We have since entered into a tolling agreement with the OIG related to this matter suspending the period for the running of the statute of limitations and similardefenses for seven months.  Recently, we have voluntarily providedthe OIG with additional information regarding this matter.  We have not determined that a violation of any laws or regulations has occurred, nor have we determined that any restitution or other payment is due to the federal government in respect of this matter.

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

                Revenues and Revenue Deductions

                We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, contractual adjustments are applied to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until we receive payment. We derive most of our patient service revenues from healthcare services provided to patients with Medicare or managed care insurance coverage. During the nine month periods ended March 31, 2004 and 2005, combined Medicare and managed care revenues accounted for 76.9% and 76.7% of total net patient revenues, respectively.  For those same periods, Medicaid revenues accounted for 7.1% and 6.6% of total net patient revenues, respectively. Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of our patient service revenues, either on a gross or net basis.

                Medicare regulations and our principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates because the level of services authorized and provided and the related reimbursement for such services are often subject to interpretation that could result in payments that differ from our estimates. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements resulted in increases to patient service revenues of $9.4 million and $4.4 million during the nine month periods ended March 31, 2004 and 2005, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. We deduct these discounts from revenues similar to charity care adjustments.  During the nine month periods ended March 31, 2004 and 2005, we deducted $25.4 million and $37.7 million of charity care from revenues, respectively.

                We had premium revenues of $213.6 million and $246.8 million during the nine month periods ended March 31, 2004 and 2005, respectively.  Our health plans have agreements with AHCCCS and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants or the number of AHCCCS enrollees in the plans.  Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 22.0% and 21.5% of accounts receivable, net of contractual discounts, as of June 30, 2004 and March 31, 2005, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. We estimate the allowance for doubtful accounts primarily using a standard policy that reserves 100% of accounts receivable that remain outstanding for a pre-determined number of days subsequent to discharge date and reserves a pre-determined percentage of accounts receivable due from patients. We continually monitor our accounts receivable balances and utilize multiple tools to ensure that our allowance for doubtful accounts policy provides a reasonable basis for our estimate. These tools include a quarterly hindsight calculation that utilizes write-off data from the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time, cash collections analyses and other key ratios that consider payer mix and other relevant data. We believe that our standard policy is flexible to adapt to changing collection trends and our procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates.

                Insurance Reserves

                Given the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level. We maintain excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. We estimate our reserve for professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident and case logs and other actuarial data.  As of June 30, 2004 and March 31, 2005, our professional and general liability accrual for asserted and unasserted claims was approximately $41.0 million and $47.7 million, respectively.  During the nine months ended March 31, 2004 and 2005, our total provision for professional and general liability losses was approximately $17.5 million and $14.2 million, respectively.  During the nine months ended March 31, 2004 and 2005, we paid approximately $4.4 million and $7.5 million, respectively, in professional and general liability claims and expenses. The estimated accrual for professional and general liability and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned many of our healthcare facilities as occurrence data under previous ownership or for the industry as a whole may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                During the nine months ended March 31, 2004 and 2005, medical claims expense was approximately $156.7 million and $179.1 million, respectively, primarily representing medical claims of enrollees in our Medicaid managed health plan in Phoenix, Arizona. We estimate our reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators. The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $41.6 million and $52.1 million as of June 30, 2004 and March 31, 2005, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the nine months ended March 31, 2004 and 2005, approximately $21.0 million and $26.6 million, respectively, of accrued and paid claims for services provided to our health plan enrollees by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by enrollees in our health plans.

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2004	2005	2004	2005
Actual:
Number of hospitals at end of period	16	19	16	19
Number of licensed beds at end of period	3,784	4,518	3,784	4,518
Discharges (a)	37,887	48,363	110,449	124,870
Adjusted discharges - hospitals (b)	54,714	74,957	160,810	188,371
Net revenue per adjusted discharge - hospitals (c)	$6,658	$6,990	$6,439	$6,926
Patient days (d)	161,127	214,373	464,699	531,159
Adjusted patient days - hospitals (e)	232,688	332,253	676,588	801,272
Average length of stay (days) (f)	4.25	4.43	4.21	4.25
Outpatient surgeries (g)	15,317	21,062	44,747	52,854
Emergency room visits (h)	128,052	167,605	383,753	426,646
Occupancy rate (i)	46.8%	52.7%	45.1%	47.7%
Average daily census (j)	1,771.0	2,382.0	1,690.0	1,939.0
Member lives (k)	144,000	146,800	144,000	146,800
Medical claims percentage (l)	72.7%	74.4%	73.4%	72.6%

	(Unaudited) Three months ended March 31,		(Unaudited) Nine months ended March 31,
	2004	2005	2004	2005
Same hospital:
Number of hospitals at end of period	16	16	16	16
Total revenues (m)	$461.7	$521.5	$1,313.6	$1,515.0
Discharges (n)	37,887	39,870	110,449	116,377
Adjusted discharges - hospitals (o)	54,714	58,696	160,810	172,105
Net revenue per adjusted discharge - hospitals (p)	$6,658	$6,967	$6,439	$6,912
Average length of stay (days) (q)	4.25	4.32	4.21	4.20
Outpatient surgeries (r)	15,317	16,268	44,747	48,060
Emergency room visits (s)	128,052	139,822	383,753	398,863

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

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(j)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(k)	Member lives represent the total number of enrollees in our Arizona prepaid managed health plan and our Chicago managed care organization as of the end of the respective period.

(l)	Medical claims percentage is calculated by dividing medical claims expense by premium revenues.

(m)	Same hospital total revenues represent revenues from entities owned (including health plans) for the entire three-month and nine-month periods of both years presented.

(n)	Same hospital discharges represent discharges for hospitals owned for the entire three-month and nine-month periods of both years presented.

(o)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of hospital gross inpatient and outpatient revenues and then dividing the result by hospital gross inpatient revenues for those hospitals owned for the entire three-month and nine-month periods of both years presented.

(p)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three-month and nine-month periods of both years presented.  This statistic measures the average net payment expected to be received for a patient’s stay in those hospitals.

(q)	Same hospital average length of stay represents average length of stay for hospitals owned for the entire three-month and nine-month periods of both years presented.

(r)

Same hospital outpatient surgeries represent the number of surgeries performed on an outpatient basis (overnight stays not necessary) at hospitals or ambulatory surgery centers owned for the entire three-month and nine-month periods of both years presented.

(s)

Same hospital emergency room visits represent the number of patient visits to receive treatment at the emergency departments of hospitals owned for the entire three-month and nine-month periods of both years presented regardless of whether an overnight stay is subsequently required.

Results of Operations

                The following tables present summaries of our operating results for the three months and nine months ended March 31, 2004 and 2005.

	(Unaudited) Three months ended March 31,

	2004		2005
	Amount	%	Amount	%

	(In millions)

Patient service revenues	$385.0	83.4%	$559.3	87.0%
Premium revenues	76.7	16.6%	83.7	13.0%

Total revenues	461.7	100.0%	643.0	100.0%

Salaries and benefits (includes stock compensation of $0.1 and $0.2, respectively)	190.3	41.2%	271.6	42.2%
Supplies	73.7	16.0%	108.8	16.9%
Medical claims expense	55.8	12.1%	62.2	9.7%
Provision for doubtful accounts	29.4	6.4%	40.2	6.3%
Other operating expenses	65.2	14.1%	86.9	13.5%
Depreciation and amortization	15.7	3.4%	13.1	2.0%
Interest, net	11.1	2.4%	25.4	4.0%
Merger expenses	–	0.0%	0.1	0.0%
Minority interests and other expenses	(1.2)	(0.3)%	1.5	0.2%

Income before income taxes	21.7	4.7%	33.2	5.2%
Provision for income taxes	7.9	1.7%	13.6	2.1%

Net income	$13.8	3.0%	$19.6	3.1%

	(Unaudited) Nine months ended March 31,

	2004		2005
	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,100.0	83.7%	$1,389.7	84.9%
Premium revenues	213.6	16.3%	246.8	15.1%

Total revenues	1,313.6	100.0%	1,636.5	100.0%

Salaries and benefits (includes stock compensation of $0.1 and $97.1, respectively)	549.3	41.8%	764.6	46.7%
Supplies	207.5	15.8%	268.8	16.4%
Medical claims expense	156.7	11.9%	179.1	11.0%
Provision for doubtful accounts	89.7	6.8%	110.2	6.8%
Other operating expenses	188.7	14.4%	231.2	14.1%
Depreciation and amortization	46.7	3.5%	53.0	3.3%
Interest, net	32.4	2.5%	62.3	3.8%
Debt extinguishment costs	–	0.0%	62.2	3.8%
Merger expenses	–	0.0%	23.2	1.4%
Minority interests and other expenses	(5.7)	(0.4)%	2.6	0.1%

Income (loss) before income taxes	48.3	3.7%	(120.7)	(7.4)%
Provision for income taxes	18.4	1.4%	(34.8)	(2.1)%

Net income (loss)	$29.9	2.3%	$(85.9)	(5.3)%

Quarter ended March 31, 2005 compared to Quarter ended March 31, 2004

           Revenues.  Revenues increased by $181.3 million during the quarter ended March 31, 2005 compared to the prior year quarter due to the acquisition of the Massachusetts hospitals, same hospital volumes increases and improved reimbursement for services provided.  Hospital adjusted discharges increased by 37.0% during the 2005 quarter.  Emergency room visits increased by 30.9% and outpatient surgery volumes increased by 37.5% during the 2005 quarter.  Same hospital revenues increased by $59.8 million or 13.0% as a result of increases in same hospital adjusted discharges, emergency room visits and outpatient surgeries of 7.3%, 9.2% and 6.2%, respectively.  In addition, same hospital net revenue per hospital adjusted discharge increased 4.6% quarter over quarter.  Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such health care services created by the high population growth in the markets we serve.  We expect same hospital growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit our ability to sustain revenue growth.

                Premium revenues increased by 9.1% during the 2005 quarter as a result of a quarter over quarter enrollee increase at our Phoenix Health Plan, per member rate increases and increases in reinsurance and supplemental revenues.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 5.0% during the 2005 quarter.  We continue to negotiate with managed care payers to receive favorable reimbursement for our services.  We have made considerable progress in these negotiations during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs.  The acuity of care required by our patients also affects this statistic.  We continually identify and implement services that enable us to maximize our return on investment and meet the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion, surgery unit expansion, specialty service expansions, certain sub-acute unit expansions and intra-market resource sharing strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, radiation therapy, women’s services, cardiac, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings and surgery centers.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $609.8 million or 94.8% of total revenues during the 2005 quarter, compared to 95.3% during the prior year quarter.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues increased to 42.2% during the 2005 quarter from 41.2% during the prior year quarter.  The increase is due to the higher salaries and benefits costs at our Massachusetts hospitals acquired on December 31, 2004, in which a majority of employees are unionized and participate in collective bargaining agreements with the hospitals.  On a same hospital basis, salaries and benefits as a percentage of total revenues decreased to 40.0% during the current year quarter as a result of our care management, nurse utilization and service expansion strategies.

The national nursing shortage continues to hinder our ability to fully manage salaries and benefits.  We have experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets.  Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004.  As a result of these factors, we have hired additional nurses and utilized more costly outsourced nursing personnel.  We believe that our comprehensive recruiting and retention plan for nurses which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our commitment to clinical and service excellence have mitigated some of the effects of the nursing shortage.   However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws mandating nurse-staffing ratios, our future operating results could be adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues increased to 16.9% during the 2005 quarter from 16.0% during the 2004 quarter primarily due to increased acuity of services provided to our patients and increased costs of supplies and pharmaceuticals.  On a same hospital basis, supplies as a percentage of total revenues increased to 16.7% during the current year quarter.  We expect this ratio to stabilize as we continue to implement our materials management strategies.  These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased to 74.4% during the 2005 quarter compared to 72.7% during the prior year quarter.  Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $7.6 million, or 10.9% of gross health plan medical claims expense, were eliminated in consolidation during the 2005 quarter.

•

Provision for doubtful accounts.  During the 2005 quarter, the provision for doubtful accounts as a percentage of patient service revenues decreased to 7.2% from 7.6% during the 2004 quarter.  During the 2005 quarter, our self-pay revenues as a percentage of net patient revenues decreased to 10.6% from 11.1% during the prior year quarter partly due to lower self pay utilization at our Massachusetts hospitals.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  During the fourth quarter of fiscal 2004, we expanded our charity care guidelines resulting in a decrease in revenues and a reduction in bad debts.  During the quarters ended March 31, 2004 and 2005, we recorded $8.4 million and $14.3 million of charity care revenue deductions, respectively.  On a combined basis, the provision for doubtful accounts and charity care expense as a percentage of patient service revenues decreased slightly during the 2005 quarter compared to the 2004 quarter.  On a same hospital basis, the combined provision of doubtful accounts and charity care expense as a percentage of patient service revenues increased from 9.8% during the 2004 quarter to 10.3% during the 2005 quarter.

                Income taxes.  Our effective tax rate increased from approximately 36.4% during the 2004 quarter to approximately 41.0% during the 2005 quarter as a result of an increase in business operations in states with higher state tax rates.

                Net income.  The $5.8 million quarter over quarter increase in net income resulted primarily from our improved operating results offset by increased interest expense during the current year quarter.

Nine months ended March 31, 2005 compared to Nine months ended March 31, 2004

                Revenues. $121.5 million of the $322.9 million increase in total revenues during fiscal 2005 related to our acquisition of the Massachusetts hospitals, while same hospital revenues improved by $201.4 million.  Hospital adjusted discharges increased by 17.1% during fiscal 2005.  Emergency room visits and outpatient surgeries increased by 11.2% and 18.1%, respectively, during fiscal 2005.  Same hospital adjusted discharges, emergency room visits and outpatient surgeries increased 7.0%, 3.9% and 7.4% during fiscal 2005.  Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such healthcare services created by the high population growth in most of the markets we serve. We expect same hospital growth to continue during the remainder of our current fiscal year 2005, although factors outside our control including patient demand for healthcare services and increased competition could limit our ability to sustain revenue growth.

                Plan premium revenues increased by $33.2 million during fiscal 2005 due to an increase in average membership in our Phoenix Health Plan and a per member rate increase during fiscal 2005.  Average membership in Phoenix Health Plan increased from approximately 93,100 during the nine months ended March 31, 2004 to approximately 98,500 during the nine months ended March 31, 2005.  The membership increase primarily related to the increased number of individuals eligible for coverage under the Arizona state Medicaid program as a result of significant population growth and the decision during October 2003 by a competing plan to discontinue its services in counties that we serve.  We anticipate that enrollment will not fluctuate significantly during the foreseeable future.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 7.6% during fiscal 2005. We continue to negotiate with our managed care payers to receive increased reimbursement for our services. We have made considerable progress in these negotiations during the past two years but challenges still remain to increase these rates to levels we consider appropriate to reflect rising healthcare costs. The acuity of care required by our patients also affects this statistic. We continually identify and implement services to help improve our return on investment and meet the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion, surgery unit expansion, specialty service expansions, certain sub-acute unit expansions and intra-market resource sharing strategies. Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, radiation therapy, women’s services, cardiac, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings and surgery centers.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $1,757.2 million or 107.4% of total revenues during fiscal 2005 compared to 96.3% during fiscal 2004.  The increase resulted primarily from significant merger, stock compensation and debt extinguishment costs incurred in connection with the Blackstone transaction.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues increased to 46.7% during fiscal 2005 from 41.8% during fiscal 2004 primarily due to recognition of $97.1 million of stock compensation during fiscal 2005.  Excluding the impact of stock compensation, salaries and benefits as a percentage of total revenues decreased to 40.8% during fiscal 2005 from 41.8% during fiscal 2005.  The decrease resulted partly from a $33.2 million increase in premium revenues, which did not result in a significant increase in related salaries and benefits.  Also, we benefited from our service expansion initiatives that improve efficiencies in utilization of nursing resources.  However, salaries and benefits as a percentage of total revenues will continue to be negatively affected by our acquisition of the Massachusetts hospitals, in which a majority of the employees are unionized and participate in collective bargaining agreements with the hospitals.

The national nursing shortage has hindered our ability to control salaries and benefits. We have experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets. Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004. As a result of these factors, we have hired additional nurses and utilized more costly outsourced nursing personnel.  We believe that our comprehensive recruiting and retention plan for nurses which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our commitment to clinical and service excellence have mitigated some of the effects of the nursing shortage. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be materially adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues increased to 16.4% during fiscal 2005 from 15.8% during fiscal 2004. Supplies as a percentage of patient service revenues increased to 19.3% during fiscal 2005 compared to 18.9% during fiscal 2004. These increases were primarily due to the increase in the acuity of services provided during fiscal 2005, including increased orthopedic and cardiology services. We expect this ratio to stabilize as we continue to implement our materials management strategies. These improvements may be offset, however, by increased utilization of higher acuity services and continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

•

Medical Claims.  The $22.4 million increase in medical claims was due to the significant increase in period over period average enrollees at our Phoenix Health Plan. Medical claims expense as a percentage of premium revenues decreased to 72.6% during fiscal 2005 compared to 73.4% during fiscal 2004 primarily due to a methodology change during our second quarter of fiscal year 2005 in how we eliminate in consolidation Phoenix Health Plan medical claims expenses for services provided to its enrollees by our hospitals and related healthcare businesses in Phoenix.  This change had no impact on net income during the current fiscal year.  Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $26.6 million, or 12.9% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2005.

•

Provision for Doubtful Accounts.  During fiscal 2005, the provision for doubtful accounts as a percentage of patient service revenues decreased to 7.9% compared to 8.2% during fiscal 2004 primarily as a result of the acquisition of the Massachusetts hospitals.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. During fiscal 2004 and 2005, we recorded $25.4 million and $37.7 million of charity care revenue deductions, respectively.  On a same hospital basis, the combined provision for doubtful accounts and charity care expense as a percentage of patient service revenues increased to 10.9% during fiscal 2005 compared to 10.5% during fiscal 2004.

                Income Taxes.  Our effective tax rate decreased from 38.1% in 2004 to 28.8% during fiscal 2005.  We were unable to recognize the full tax benefit of the net loss incurred during the nine months ended March 31, 2005 due to certain costs related to the Blackstone transaction being non-deductible for tax purposes.

                Net Income.  The $115.8 million year over year decrease in net income resulted from the significant costs and expenses related to the Blackstone transaction, including merger expenses, stock compensation and debt extinguishment costs.

Liquidity and Capital Resources

                Operating Activities.  At March 31, 2005, we had working capital of $140.2 million, including cash and cash equivalents of $99.4 million.  Approximately $15.3 million of the cash balance was restricted for use by our captive insurance subsidiary and for indemnification required under the merger agreement.  Working capital at June 30, 2004 was $162.7 million.  The decrease in working capital was primarily due to cash used to pay a portion of the acquisition price for the Massachusetts hospitals and to fund capital expenditures.  Cash provided by operating activities increased from $59.4 million during the nine months ended March 31, 2004 to $141.5 million during the nine months ended March 31, 2005.  The significant increase was primarily due to our improved operational performance during the current year period.

                Investing Activities.  Cash used in investing activities increased from $108.9 million during the nine months ended March 31, 2004 to $281.2 million during the nine months ended March 31, 2005, primarily as a result of the $51.2 million of direct acquisition costs we paid during 2005 related to the Blackstone transaction, the $87.4 million purchase price paid for the Massachusetts hospitals acquisition and a $35.2 million period over period increase in capital expenditures.

                We spent $137.3 million for capital expenditures during the nine months ended March 31, 2005.  The funding of capital expenditures was affected by the timing of capital expenditures at our hospitals in San Antonio, Texas (the “BHS hospitals”) that are required under the purchase agreement for those hospitals.  As of March 31, 2005, we have funded or committed to fund all of our $200.0 million commitment in respect of the BHS hospitals.

                In May 2004, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix.  We have spent $64.7 million for these projects through March 31, 2005 and expect to spend an estimated additional $271.3 million through fiscal year 2009.  All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Open

Phoenix
Arrowhead Community Hospital	Q4 FY 04	Q3 FY 06	100	✓	✓	(1)
Paradise Valley Hospital	Q2 FY 06	Q4 FY 07	60	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q1 FY 07	44	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q3 FY 06	33(3)	✓	✓	✓
Southeast Baptist Hospital	Q4 FY 06	Q2 FY 08	(4)	✓	(5)	✓

____________________
(1)       Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)       An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)       In addition to increasing the number of licensed beds by 33, the expansion project will allow for the utilization of an additional 67 previously licensed beds.
(4)       Project scope has not been finalized.
(5)       Expanded operating room capacity will be part of Phase II of this project to begin in 2009.

                We anticipate spending a total of $220.0 million to $250.0 during fiscal 2005 including the $137.3 million spent through March 31, 2005.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash flows from operations and availability under our senior credit facilities. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash provided by financing activities increased from $49.9 million during the nine months ended March 31, 2004 to $131.0 million during the nine months ended March 31, 2005, as a result of the Blackstone transaction on September 23, 2004.

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

                As of March 31, 2005, we had outstanding $1,332.6 million in aggregate indebtedness, with an additional $223.0 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $27.0 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, the issuers’ interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

                Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility provides for loans in a total principal amount of up to $250.0 million, and matures in six years. The initial term loan facility, which matures in seven years, provides for loans in a total principal amount of up to $800.0 million as follows: (1) $475.0 million borrowed on September 23, 2004 to finance the Blackstone transaction, to refinance our existing indebtedness and to pay fees and expenses relating thereto; (2) up to $150.0 million available to finance the acquisition(s) of hospitals and related businesses provided that any such acquisition(s) occurred by February 20, 2005 and (3) until September 23, 2005, up to $175.0 million available for working capital, capital expenditures and other general corporate purposes.  We borrowed $60.0 million under the $150.0 million acquisition delayed draw term loan facility on December 31, 2004 in order to fund the acquisition purchase price of the Massachusetts hospitals.  On February 18, 2005, we borrowed the remaining $90.0 million to fund the working capital buildup at the Massachusetts hospitals and to fund capital expenditures.  In addition, upon the occurrence of certain events, we may request that incremental term loans be added to our existing senior credit facilities in amounts not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.

                The term borrowings under the senior credit facilities bear interest at a rate equal to, at our option, either a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The borrowings under the revolving credit facility bear interest at a rate equal to, at our option, either a base rate plus 1.50% per annum or LIBOR plus 2.50% per annum.  Following delivery of our financial statements for our fiscal quarter ending March 31, 2005, the applicable margin for borrowings under the revolving credit facility may be reduced by up to 50 basis points subject to our attaining certain leverage ratios. The applicable margin for borrowings under the initial term loan facility will not be subject to adjustment.

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

                As of March 31, 2005, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	1.80x	2.77x
Total leverage ratio limit	6.35x	3.97x
Senior leverage ratio limit	3.95x	1.69x

                The senior credit facilities and the indentures governing the 9.0% Notes and the 11.25% Notes limit our ability to:

              •  incur additional indebtedness or issue preferred stock;

              •  pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments;

              •  make investments;

              •  enter into certain transactions with affiliates;

              •  pay dividends or other similar payments by our subsidiaries;

              •  create liens on pari passu or subordinated indebtedness without securing the notes;

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

                We expect that cash generated from our operations and cash available to us under the revolving credit facility and the term loan facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our senior credit facilities will be available to enable us to meet these requirements and needs.

                We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we might have to draw upon amounts available under our senior secured credit facilities or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, should our operating results and borrowing capacities not sufficiently support these capital projects or acquisition opportunities, our growth strategies may not be fully realized. Our future operating performance, ability to service or refinance our new debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of March 31, 2005.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$88.2	$198.3	$194.8	$1,856.3	$2,337.6
Capital lease obligations	1.9	0.6	–	–	2.5
Operating leases	20.0	30.3	16.9	26.1	93.3
Purchase obligations	42.9	–	–	–	42.9
Health claims payable	52.1	–	–	–	52.1
Estimated self-insurance liabilities	16.5	28.2	11.5	3.8	60.0

Subtotal	$221.6	$257.4	$223.2	$1,886.2	$2,588.4

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$149.1	$21.0	$0.5	$11.6	$182.2
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	–	27.0	27.0
Physician commitments	4.3	–	–	–	4.3
Minimum rent revenue commitments	0.3	0.1	0.1	0.2	0.7

Subtotal	$171.7	$21.1	$0.6	$38.8	$232.2

Total obligations and commitments	$393.3	$278.5	$223.8	$1,925.0	$2,820.6

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of March 31, 2005, we had outstanding $622.3 million of senior debt subject to variable interest rates and $708.0 million of outstanding 9.0% Notes, 9.75% Notes and 11.25% Notes subject to fixed interest rates. As of March 31, 2005, the fair values of the 9.0% Notes and the 11.25% Notes were $605.2 million and $144.2 million, respectively.

                In connection with the Blackstone transaction on September 23, 2004, we entered into new senior secured credit facilities comprised of a $475.0 million term loan facility, a $250.0 million revolving facility and delayed draw term loan facilities totaling $325.0 million.  We made $475.0 million in term loan borrowings on September 23, 2004 to fund a portion of the Blackstone transaction, borrowed $60.0 million under the delayed draw term loan facilities on December 31, 2004 to fund a portion of the acquisition purchase price of the Massachusetts hospitals and borrowed $90.0 million under the delayed draw term loan facilities on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  As of March 31, 2005, we had utilized $27.0 million of borrowing capacity under the revolving facility for letters of credit.  The weighted average interest rate on the $622.3 million of outstanding term loan borrowings was approximately 6.33% as of March 31, 2005 (LIBOR of 3.08% plus a fixed margin of 3.25%).

                Based upon a hypothetical 1 percentage point change to the current interest rate applicable to the outstanding term loans under our credit facility debt, annualized interest expense for the term loan borrowings would change by approximately $6.2 million.  A hypothetical 1 percentage point change in interest rates would not have a material impact on the fair value of our fixed rate 9.0% Notes and 11.25% Notes.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                (a)           During the quarterly period ended March 31, 2005, we issued the following securities that were not registered under the Securities Act of 1933. The transaction described below was conducted in reliance upon the exemption from registration provided in Sections 4(2) of the Securities Act for a transaction not involving a public offering. This sale was made without the use of an underwriter, and the certificate evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration. Each share of common stock issued was issued for cash consideration at a purchase price of $1,000 per share.

                On February 22, 2005, we issued to VHS Holdings LLC, our principal stockholder, 550 shares of our common stock, for an aggregate purchase price of $550,000. Immediately prior to this transaction, VHS Holdings LLC owned 624,000 of our then outstanding 749,000 shares of common stock.

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

4.9	Second Supplemental Indenture, dated as of March 28, 2005, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 10, 2005                                                                       VANGUARD HEALTH SYSTEMS, INC.

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

4.9	Second Supplemental Indenture, dated as of March 28, 2005, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.