Form 10-K
period 2005-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2005-09-13
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-K
_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    ☒Yes    ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

There were 749,550 shares of registrant’s common stock outstanding as of September 1, 2005 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

PART I		Page
Item 1.	Business.....................................................................................................................................................	1
Item 2.	Properties...................................................................................................................................................	38
Item 3.	Legal Proceedings.....................................................................................................................................	38
Item 4.	Submission of Matters to a Vote of Security Holders.........................................................................	38

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...................................................................................................	39
Item 6.	Selected Financial Data............................................................................................................................	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....	42
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................	66
Item 8.	Financial Statements and Supplementary Data....................................................................................	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....	66
Item 9A.	Controls and Procedures.........................................................................................................................	66
Item 9B.	Other Information......................................................................................................................................	66

PART III
Item 10.	Directors and Executive Officers of the Registrant..............................................................................	67
Item 11.	Executive Compensation..........................................................................................................................	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................................................................................................................	79
Item 13.	Certain Relationships and Related Transactions.................................................................................	81
Item 14.	Principal Accounting Fees and Services...............................................................................................	84

PART IV
Item 15.	Exhibits and Financial Statement Schedules.........................................................................................	86

SIGNATURES	.....................................................................................................................................................................	87

ii

VANGUARD HEALTH SYSTEMS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

                This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws that are intended to be covered by safe harbors created thereby.  Forward-looking statements are those statements that are based upon managements plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information.  These statements are based upon estimates and assumptions made by the Company’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  When used in this annual report on Form 10-K, the words “estimates,” “expects,” ”anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “continues,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements.

                These factors, risks and uncertainties include, among other things, statements relating to:

•	Our high degree of leverage
•	Our ability to incur substantially more debt
•	Operating and financial restrictions in our debt agreements
•	Our ability to successfully implement our business strategies
•	Our ability to successfully integrate our recent and any future acquisitions
•	The highly competitive nature of the healthcare industry
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
•	Potential federal or state reform of healthcare
•	Future governmental investigations
•	Costs associated with HIPAA regulations and other management information systems integrations
•	The availability of capital to fund our corporate growth strategy
•	Potential lawsuits or other claims asserted against us
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
•	Changes in general economic conditions
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co−pay and deductible portions of insured accounts
•	The impact of changes to our charity care and self−pay discounting policies
•	Increased cost of professional and general liability insurance and increases in the quantity and severity of professional liability claims
•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
•	Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
•	The geographic concentration of our operations
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services
•	Potential substantial liabilities arising from unfavorable retrospective reviews by governmental or other payers of the medical necessity of medical procedures performed at our hospitals
•	Lost future revenues from payer contract terminations resulting from their unfavorable retrospective reviews of the medical necessity of medical procedures performed at our hospitals

                See “Item 1 – Business – Risk Factors” for further discussion.  We assume no obligation to update any forward-looking statements.

iii

PART I

Item 1.    Business.

Company Overview

                We own and operate acute care hospitals and complementary outpatient facilities principally located in urban and suburban markets. Since our inception in 1997, we have acquired or developed 19 acute care hospitals which, as of June 30, 2005, had a total of 4,557 beds in the following five locations:

                •  San Antonio, Texas

                •  metropolitan Phoenix, Arizona

                •  metropolitan Chicago, Illinois

                •  Orange County, California

                •  Massachusetts

                Historically, we have concentrated our operations in markets with high population growth and median income in excess of the national average. Our objective is to provide high-quality, cost effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate. During the year ended June 30, 2005, we generated revenues of $2,268.9 million.  During this period 85.3% of our revenues were derived from acute care hospitals and complementary outpatient facilities.

                Our general acute care hospitals offer a variety of medical and surgical services including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and physical rehabilitation. In addition, certain of our facilities provide on-campus and off-campus services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and respiratory therapy. We also own two strategically important managed care entities: a Medicaid managed health plan, Phoenix Health Plan, that served approximately 100,200 member lives as of June 30, 2005 in Arizona; and MacNeal Health Providers a preferred provider network that served approximately 46,500 member lives in metropolitan Chicago as of June 30, 2005 under capitated contracts covering only outpatient and physician services.

                We are a Delaware corporation formed in July 1997.  Our principal executive offices are located at 20 Burton Hills Boulevard, Suite 100, Nashville, Tennessee, 37215 and our telephone number at that address is (615) 665-6000.  Our corporate website address is www.vanguardhealth.com.  Information contained on our website does not constitute part of this Annual Report on Form 10-K.  The terms “we”, “our”, “the Company”, “us”, “registrant” and “Vanguard” as used in this report refer to Vanguard Health Systems, Inc. and its subsidiaries as a consolidated entity, except where it is clear from the context that such terms mean only Vanguard Health Systems, Inc.  “Subsidiaries” means direct and indirect corporate subsidiaries of Vanguard Health Systems, Inc. and partnerships, joint ventures and limited liability companies in which such subsidiaries are partners or members.  The term “predecessor” as used in our consolidated financial statements refers to the Company prior to the September 23, 2004 merger discussed immediately below.

The Merger

                On July 23, 2004, Vanguard executed an agreement and plan of merger (the “Merger Agreement”) with VHS Holdings LLC (“Holdings”) and Health Systems Acquisition Corp., a newly formed Delaware corporation (“Acquisition Corp.”), pursuant to which on September 23, 2004 Acquisition Corp. merged with and into Vanguard, with Vanguard being the surviving corporation (the “Merger”). In the Merger, holders of the outstanding Vanguard capital stock, options to acquire Vanguard common stock and other securities convertible into Vanguard common stock received an aggregate consideration of approximately $1,248.6 million.

                The Blackstone Group, together with its affiliates (collectively, “Blackstone”), funded the Merger in part by subscribing for and purchasing approximately $494.9 million aggregate amount of (1) Class A membership units in Holdings and (2) common stock of Acquisition Corp. (merged with and into Vanguard), in an amount equal to $125.0 million of such common stock. In addition, Morgan Stanley Capital Partners, together with its affiliates (collectively, “MSCP”), subscribed for and purchased Class A membership units in Holdings by contributing to Holdings a number of shares of Vanguard common stock equal to (1) $130.0 million divided by (2) the per share consideration payable for each share of Vanguard common stock in connection with the Merger.  Certain senior members of management and certain other stockholders of Vanguard (the “Rollover Management Investors”) subscribed for and purchased Class A membership units in Holdings, having an aggregate purchase price of approximately $119.1 million, by (a) paying cash using the proceeds of consideration received in connection with the Merger and/or (b) contributing shares of Vanguard common stock in the same manner as MSCP. Baptist Health Services (“Baptist”), the former owner of our division, Baptist Health System of San Antonio, also purchased $5.0 million of Class A membership units in Holdings. Immediately after completion of the Merger in September 2004, Blackstone, MSCP (together with Baptist) and the Rollover Management Investors held approximately 66.1%, 18.0% and 15.9%, respectively, of the common equity of Vanguard (most of which is indirectly held through the ownership of the Class A membership units in Holdings). Certain members of senior management also purchased $5.8 million of the equity incentive units in Holdings.

                Concurrently with the Merger, we consummated certain related financing transactions, including the issuance by our affiliates of $575.0 million principal amount of 9% Senior Subordinated Notes due 2014, $216.0 million principal amount at maturity of 11.25% Senior Discount Notes due 2015 and the entrance into senior credit facilities pursuant to which we borrowed $475.0 million of term loans and obtained a $250.0 million revolving loan facility and two delayed draw term loan facilities aggregating $325.0 million.

Our Competitive Strengths

                Concentrated Local Market Positions in Attractive Markets.  We believe that our markets are attractive because of their favorable demographics, competitive landscape, payer mix and opportunities for expansion. Fourteen of our 19 hospitals are located in markets with population growth rates in excess of the national average and all of our acute care hospitals are located in markets in which the median household income is above the national average. For the fiscal year ended June 30, 2005, we derived approximately 63.8% of our revenues from the high-growth markets of San Antonio and metropolitan Phoenix, in which we own five hospitals and six hospitals, respectively. Our facilities in these markets primarily serve Bexar County, Texas, which encompasses most of the metropolitan San Antonio area and Maricopa County, Arizona, which encompasses most of the metropolitan Phoenix area. The U.S. Census Bureau and other data sources estimate that the population for Bexar County and Maricopa County will grow by 7.4% and 14.0%, respectively, between 2003 and 2008, rates that far exceed the projected national average of 4.3%. Our strong market positions provide us with opportunities to offer integrated services to patients, receive more favorable reimbursement terms from a broader range of third party payers and realize regional operating efficiencies.

                Proven Ability to Complete and Integrate Acquisitions.  Including our first acquisition in 1998, we have selectively acquired 18 hospitals, 12 of which were formerly not-for-profit hospitals. We believe our success in completing acquisitions is due in large part to our disciplined approach to making acquisitions. Prior to completing an acquisition, we carefully review the operations of the target facility and develop a strategic plan to improve performance. We have routinely rejected acquisition candidates that did not meet our financial and operational criteria.

                We believe our historical performance demonstrates our ability to identify underperforming facilities and improve the operations of acquired facilities. When we acquire a hospital, we generally implement a number of measures to lower costs, and we often make significant investments in the facility to expand existing services and introduce new services, strengthen the medical staff and improve our overall market position. We expect to continue to grow revenues and profitability in the markets in which we operate by increasing the depth and breadth of services provided and through the implementation of additional operational enhancements.

                Strong Management Team with Significant Equity Investment.  Our senior management has an average of more than 20 years of experience in the healthcare industry at various organizations, including OrNda Healthcorp,

HCA Inc. and HealthTrust, Inc. Almost all of our senior management have been with the Company since its founding in 1997, and 13 of our 18 members of senior management have worked together managing healthcare companies for up to 20 years, either continuously or from time to time. In connection with the Merger, our management and certain other shareholders contributed approximately $119.1 million and now own approximately 15.9% of our company. Certain members of senior management also purchased $5.8 million of the equity incentive units in Holdings.

                Diversified Portfolio of Assets with a Broad Range of Services.  We own and operate facilities in five separate geographic markets, which diversifies our revenue base and reduces our exposure to any one market. Our hospitals offer general acute care services, including intensive care and coronary care units, radiology, orthopedic, oncology and outpatient services and, at certain hospitals selected tertiary care services, such as open heart surgery and level II and III neonatal intensive care. We utilize our individual facilities or a network of integrated facilities in the area to meet the specific local needs of our communities. We believe that our ability to leverage our network of facilities allows us to not only provide a broad range of services in a market, but also to provide them in an efficient and cost-effective manner.

Business Strategy

                The key elements of our business strategy include the following:

                Expand Services to Increase Revenues and Profitability.  We will continue to invest in our facilities to expand the range and improve the quality of services provided based on our understanding of the needs of the communities we serve. Our local management teams work closely with patients, payers, physicians and other medical personnel to identify and prioritize the healthcare needs of individual communities. We intend to increase our revenues and profitability by expanding the range of services we offer at certain of our hospitals. We plan to:

                •  expand emergency room and operating room capacity;

                •  improve the convenience, quality and breadth of our outpatient services;

                •  upgrade and expand high margin and high volume specialty services, including cardiology, oncology, neurosurgery, orthopedics, obstetrics and other women’s services;

                •  update our medical equipment technology, including diagnostic and imaging equipment;

                •  increase the availability of private rooms for our patients; and

                •  continue evaluating the construction of new facilities in underserved areas of the community.

                To further these strategies, our board of directors has approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix, for which we expect to expend a total of approximately $334.2 million, including approximately $89.6 million already spent through June 30, 2005.

                We believe that our disciplined expansion strategy will grow volumes, increase acuity mix, improve managed care pricing and enhance operating margins at our existing facilities, and at the same time reduce patient out-migration and satisfy unmet demand within our existing markets.

                The following table illustrates our success in increasing same hospital volumes and revenues as a result of strategic and operational initiatives, investments in our acute care hospitals and expansion of services during the year ended June 30, 2005 compared to the same period in 2004.

	2004	2005	% Change

	(Dollars in millions)

Revenues	$1,782.8	$2,028.7	13.8%
Adjusted discharges-hospitals(a)	215,958	229,619	6.3%

____________________
(a)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient volumes.  Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation enables management to assess hospital volumes by a combined measure of inpatient and outpatient utilization.

                Continue to Improve Quality.  We have implemented and continue to implement various programs to improve the quality of care we provide. We have developed training programs for our staff and share information among our hospital management to implement best practices and assist in complying with regulatory requirements. Corporate support is provided to each hospital to assist with accreditation reviews. All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving the quality of care. We have appointed licensed physicians in each of our markets to the position of chief medical officer charged with driving best practices and clinical quality to improve the level of satisfaction among physicians and patients and promote cost-efficient provision of care.

                We believe quality of care is becoming an increasingly important factor in governmental reimbursement. We continuously review patient care evaluations and maintain other quality assurance programs to support and monitor quality of care standards and to meet and exceed Medicare and Medicaid accreditation and regulatory requirements. Furthermore, as part of the Medicare Modernization Act, CMS identified three conditions, and 10 measures within those conditions, for which hospitals are encouraged to submit data in order to measure the quality of patient care. Those hospitals who submit quality data for these measures will be entitled to receive a full market basket update. To date we have submitted quality data reports within all three conditions at all of our hospitals to the CMS National Voluntary Hospital Reporting Initiative, and we have qualified for the maximum allowable reimbursement rate established by CMS for federal fiscal year 2005. We expect to continue to participate in the CMS National Voluntary Hospital Reporting Initiative for federal fiscal year 2006 and the foreseeable future.

                Improve Operating Margins and Efficiency.  We seek to position ourselves as a cost effective provider of healthcare services in each of our markets. We intend to generate operational efficiencies and improve operating margins by:

                •  implementing more efficient care management, supply utilization and inventory management such as eliminating arrangements that have built in margins, including dietary, rehabilitation, housekeeping and plant maintenance;

                •  improving our billing and collection processes;

                •  capitalizing on purchasing efficiencies;

                •  optimizing staffing and outsourcing arrangements; and

                •  centralizing certain administrative and business office functions within a local market or at the corporate level.

                Recruit New Physicians and Maintain Strong Relationships with Existing Physicians.  We recruit both primary and specialty physicians who can provide services that we believe are currently underserved and in demand in the communities we serve. In addition to providing strong local and regional management teams, we intend to sustain and strengthen our recruitment and retention initiatives by:

                •  providing physicians with high quality facilities in which to practice;

                •  providing a broad array of services within the integrated health network;

                •  offering quality training programs;

                •  providing remote access to clinical information; and

                •  arranging for convenient medical office space adjacent to our facilities.

                Continue to Develop Favorable Managed Care Relationships.  We plan to increase the number of patients at our facilities and improve our profitability by negotiating more favorable terms with managed care plans and by entering into contracts with additional managed care plans. We believe that we are attractive to managed care plans because of the geographic and demographic coverage of our facilities in their respective markets, the quality and breadth of our services and the expertise of our physicians. Further, we believe that as we increase our presence and improve our competitive position in our markets, particularly as we develop our networks of hospitals, we will be even better positioned to negotiate more favorable managed care contracts.

                Grow Through Selective Acquisitions.  We will continue to pursue acquisitions and enter into partnerships or affiliations with other healthcare service providers which either expand our network and presence in our existing markets or allow us to enter new urban and suburban markets. We intend to selectively pursue acquisitions of networks of hospitals and other complementary facilities or single-well positioned facilities where we believe we can improve operating performance, profitability and increase market share. We believe that we will continue to have substantial acquisition opportunities as other healthcare providers choose to divest facilities and as independent hospitals, particularly not-for-profit hospitals, seek to capitalize on the benefits of becoming part of a larger hospital company.

Our Markets

                San Antonio, Texas

                In the San Antonio market, as of June 30, 2005, we owned and operated 5 hospitals with a total of 1,495 licensed beds and related outpatient service locations complementary to the hospitals. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve Bexar County which encompasses most of the metropolitan San Antonio area. The population in Bexar County increased by 17.5% between 1990 and 2000 and is expected to grow by 7.4% from 2003 to 2008. During the years ended June 30, 2004 and 2005, we generated approximately 30.2% and 28.9% of our revenues, respectively, in this market. In our acquisition agreement for the Baptist Health System we committed to fund not less than $200.0 million in capital expenditures in respect of the acquired businesses in the San Antonio metropolitan area in the first six years of our ownership, with $75.0 million of such expenditures being required in the first two years. As of June 30, 2005, we had funded or committed to fund all $200.0 million of this capital commitment.

                Metropolitan Phoenix, Arizona

                In the Phoenix market, as of June 30, 2005, we owned and operated 6 hospitals with a total of 1,019 licensed beds and related outpatient service locations complementary to the hospitals and a prepaid Medicaid managed health plan. Phoenix is the sixth largest city in the U.S. and has been one of the fastest growing major metropolitan areas in recent years. Our facilities primarily serve Maricopa County, which encompasses most of the metropolitan Phoenix area. In 2000, Maricopa County had a population of 3.1 million, representing a 44.8% increase from 1990. The population in Maricopa County is projected to grow by 14.0% between 2003 and 2008, which is more than three times the national average of 4.3% projected by the U.S. Census Bureau. During the years ended June 30, 2004 and 2005, exclusive of the Phoenix Health Plan, we generated approximately 23.8% and 22.1% of our revenues, respectively, in this market. Four of our hospitals in this market were formerly not-for-profit hospitals. We believe that payers will choose to contract with us in order to give their enrollees a comprehensive choice of providers in the western and northeastern Phoenix areas. There have been recent improvements in payer rates generally and the substantial increase in Medicaid eligibility for low income patients provided by Proposition 204, which expanded Medicaid coverage to approximately 400,000 additional individuals in Arizona since January 1, 2001. We believe our network strategy will position us to negotiate rate increases with managed care payers and to develop our six hospitals into a network providing a comprehensive range of integrated services, from primary care to tertiary hospital services, to payers and their patients. In addition, our ownership of the Phoenix Health Plan will allow us to enroll eligible patients, who would not otherwise be able to pay for their expenses at local hospitals, into our health plan or into other state-approved plans. See “Business ‑ Phoenix Health Plan and MacNeal Health Providers ‑ Proposition 204.”

                Metropolitan Chicago, Illinois

                In the Chicago metropolitan area, as of June 30, 2005, we owned and operated 2 hospitals with 784 licensed beds, and related outpatient service locations complementary to the hospitals. These hospitals, MacNeal

Hospital and Weiss Hospital, are located in areas serving relatively well-insured populations. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the year ended June 30, 2005, only 2.8% of gross patient revenues for the metropolitan Chicago hospitals were generated from self-pay patients. During the years ended June 30, 2004 and 2005, we generated approximately 22.0% and 17.4%, respectively, of our revenues in this market.

                We chose MacNeal and Weiss Hospitals, both former not-for-profit facilities, as our first two entries into the largely not-for-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. We believe we have captured a large share of the patients in MacNeal Hospital’s immediate surrounding service area, which encompasses the towns of Berwyn and Cicero, Illinois. We also have increased our market share at MacNeal Hospital by obtaining a Certificate of Need for and opening an open heart surgery program at the hospital. As a result, we now offer tertiary services that patients would otherwise have to travel outside the local community to receive. We have also established a fully-integrated healthcare system at MacNeal and Weiss Hospitals by operating free-standing primary care and occupational medicine centers and a large commercial laboratory and by employing over 75 physicians on our medical staffs there, including more than 40 primary care physicians. Our network of 22 primary care and occupational medicine centers allows us to draw patients to MacNeal and Weiss Hospital from around the metropolitan Chicago area. These hospitals also enjoy the distinction of being two of the few community hospitals in which the prestigious University of Chicago Medical School has placed its medical students and residents. Currently, MacNeal Hospital participates in the University of Chicago’s residency programs in internal medicine, general surgery, obstetrics/gynecology and psychiatry and Weiss Hospital participates in the University of Chicago’s residency program in surgery. In addition, MacNeal Hospital runs a successful free-standing program in family practice, one of the oldest such programs in the state of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. Our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers.

                Orange County, California

                In the Orange County market, as of June 30, 2005, we owned and operated 3 hospitals with a total of 491 licensed beds and related outpatient service locations complementary to the hospitals. Orange County is one of the most economically vibrant regions in the U.S. in terms of income levels and job growth. In 2000, Orange County had a population of 2.8 million, representing an 18.1% increase from 1990. The population in our service areas in Orange County is projected to grow by 7.1% between 2003 and 2008, which also exceeds the national average of 4.3%. For the years ended June 30, 2004 and 2005, we generated approximately 9.9%, and 8.1% of our revenues, respectively, in this market.

                Our Orange County healthcare facilities are well-equipped and well-established in their respective communities, and together they provide a full-range of healthcare services to their payers and patients. Managed care relationships in Orange County are driven to a significant extent by a hospital’s relationships with physician independent practice associations. Our senior management has significant experience operating hospitals in the Orange County market and strong relationships with physician independent practice associations from their previous employment with other hospital management companies. As a result, we are leveraging their experience and relationships to grow our market presence. In addition, we are experiencing revenue growth by providing competitive pricing while at the same time enjoying locally the benefits of the national trend of increased payer prices.

                Massachusetts

                In Massachusetts, as of June 30, 2005, we owned and operated 3 hospitals with a total of 768 licensed beds and related healthcare services complementary to the hospitals.  These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick.  These hospitals were acquired from subsidiaries of Tenet Healthcare Corporation on December 31, 2004.  We believe that opportunities for growth exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy.  During the six months of our ownership in 2005, the Massachusetts facilities represented 10.6% of our fiscal 2005 total revenues.

                Saint Vincent Hospital, located in Worcester, is a 348-bed teaching hospital with a strong residency program.  Worcester is located in central Massachusetts and is the second largest city in Massachusetts.  The service area is characterized by a patient base that is older, more affluent and well-insured.  Saint Vincent Hospital is focused on strengthening its payer relationships, developing its primary care physician base and expanding its offerings in cardiology, orthopedics, radiology and minimally-invasive surgery capabilities.

                MetroWest Medical Center’s two campus system has a combined total of 420 licensed beds with locations in Framingham and Natick, in the suburbs west of Boston.  These facilities serve communities that are generally well-insured.  Framingham Union Hospital recently completed an emergency room expansion project.  We are also seeking to develop strong ambulatory care capabilities in these service areas, as well as expansion of oncology, radiology and cardiology services.

Our Facilities

                We owned and operated 19 acute care hospitals as of June 30, 2005. The following table contains information concerning our hospitals:

Hospital	City	Licensed Beds	Date Acquired

Texas
Baptist Medical Center	San Antonio	612	January 1, 2003
Northeast Baptist Hospital	San Antonio	291	January 1, 2003
North Central Baptist Hospital	San Antonio	126	January 1, 2003
Southeast Baptist Hospital	San Antonio	175	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	291	January 1, 2003

Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Arrowhead Hospital	Glendale	155	June 1, 2000
Phoenix Baptist Hospital	Phoenix	236	June 1, 2000
Phoenix Memorial Hospital (1)	Phoenix	159	May 1, 2001
Paradise Valley Hospital	Phoenix	163	November 1, 2001
West Valley Hospital (2)	Goodyear	74	September 4, 2003

Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (3)	Chicago	357	June 1, 2002

California
Huntington Beach Hospital	Huntington Beach	131	September 1, 1999
West Anaheim Medical Center	Anaheim	219	September 1, 1999
La Palma Intercommunity Hospital (4)	La Palma	141	April 1, 2000

Massachusetts
MetroWest Medical Center – Leonard Morse Hospital	Natick	182	December 31, 2004
MetroWest Medical Center - Framingham Union Hospital	Framingham	238	December 31, 2004
Saint Vincent Hospital at Worcester Medical Center	Worcester	348	December 31, 2004

Total Licensed Beds		4,557

____________________
(1)

This hospital is operated by us in a limited liability company in which we own 60% of the equity interests and Medical Professional Associates of Arizona, P.C., a multi-specialty physician group, owns 40% of the equity interests. The limited liability company leases the real property of this hospital from one of our wholly-owned subsidiaries.

(2)	This hospital was constructed, not acquired.

(3)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

(4)	The hospital is operated by us in a limited partnership in which we own approximately 94.4% of the equity interests and a group of physician investors owns the remaining 5.6% of the equity interests.

                In addition to the hospitals listed in the table above, as of June 30, 2005, we owned certain outpatient service locations complementary to our hospitals. We also own and operate medical office buildings in conjunction with our hospitals which are primarily occupied by physicians practicing at our hospitals. Our headquarters are located in approximately 40,500 square feet of leased space in one office building in Nashville, Tennessee.

                Our hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.

                In certain circumstances involving the purchase of a not-for-profit hospital, we have agreed and in the future may agree to certain limitations on our ability to sell those facilities. In particular, when we acquired Phoenix Baptist Hospital and Arrowhead Hospital in June 2000, we agreed not to sell either hospital for five years after closing until June 1, 2005, and granted to a foundation affiliated with the seller for 10 years after closing a right of first refusal to purchase either hospital if we agreed to sell it to a third party, at the same price on which we agreed to sell that hospital to the third party. In addition, upon the purchase of the Baptist Health System hospitals, we agreed not to sell the hospitals for seven years until January 1, 2010 without the consent of the seller.

Major Expansion Projects

                In May 2004 and July 2005, our board of directors approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix. We estimate that these projects will cost a total of approximately $334.2 million, including capitalized interest costs.  Through June 30, 2005, we have spent approximately $89.6 million related to these projects and expect to incur the remaining $244.6 million during our next three fiscal years.  All of these projects will result in additional capacity at each of the six hospitals.  In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of September 1, 2005.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms

	Begin	Open

Phoenix
Arrowhead Hospital	Q4 FY 04	Q1 FY 07	100(5)	✓	✓	✓
Paradise Valley Hospital	Q3 FY 06	Q1 FY 08	22(4)	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q2 FY 07	39	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q4 FY 06	33(3)	✓	✓	✓
St. Luke’s Baptist Hospital	Q1 FY 06	Q3 FY 07	27

____________________
(1)	Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project will allow for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of 18 previously licensed beds.
(5)	40 of these beds were added during the fourth quarter of fiscal 2005.

                Arrowhead Hospital

                Arrowhead Hospital is a capacity-constrained facility with a service area that we believe is marked by significant population growth. The expansion project at this facility, which began in the fourth quarter of fiscal 2004 and which we expect to be fully constructed by the first quarter of fiscal 2007, consists of relocating and expanding the intensive care unit (ICU) to be close to the emergency room and operating rooms. In addition, the project will expand operating room capacity, emergency room capacity, medical/surgical bed capacity, obstetrics capacity and allow for increased clinical complexity at the facility.  During the fourth quarter of fiscal 2005, the hospital opened 40 medical/surgical beds and increased its obstetrics capacity.

                Paradise Valley Hospital

                Paradise Valley Hospital currently has capacity constraints in its labor/delivery rooms, operating rooms and ICU. This facility is located in an area that we believe has relatively high population growth and favorable demographics. In addition, recently completed highway construction improves access to this facility. This expansion project, expected to begin in the third quarter of fiscal 2006 and to be completed in the first quarter of fiscal 2008, adds significant capacity in operating room suites, critical care (ICU) and obstetrics. This project will also allow for a conversion to a largely private room model from a predominately semi-private model. In addition, the expansion will enable the hospital to add more complex clinical programs, such as interventional cardiology, to its service mix. This hospital recently completed major expansions of the emergency room and the radiology suite in separate projects.

                West Valley Hospital

                This project at West Valley Hospital, a facility first opened in September 2003, is expected to commence in the first quarter of fiscal 2006 and to be completed in the second quarter of fiscal 2007. This expansion project will significantly expand the number of medical/surgical beds, the number of ICU beds and emergency room capacity. In addition, the project will provide the facility with the ability to offer a wider range of clinical services.

                North Central Baptist Hospital

                North Central Baptist Hospital is located in an area of San Antonio that we believe has relatively high population growth and favorable demographics. Several areas of the facility, the emergency room, medical/surgical capacity, telemetry, obstetrics, and critical care beds, are currently at functional capacity. We commenced this expansion project during the fourth quarter of fiscal 2004 and it is expected to be fully completed in the first quarter of fiscal 2007. This project consists of:

                •  expanding obstetrics;

                •  adding medical/surgical and critical care beds;

                •  expanding emergency room capacity, including a separate pediatric and adult emergency room; and

                •  adding new clinical services, including high risk prenatal services, invasive cardiology, pediatric neurosurgery and other subspecialties along with appropriate operating room expansions.

                Northeast Baptist Hospital

                This project at Northeast Baptist Hospital has the goal of improving the layout of the facility as well as adding capacity. The project will add medical/surgical beds, ICU beds, emergency room positions, obstetrics, one operating room and a new cardiology center. Construction began on this project late in the fourth quarter of fiscal 2004 and is expected to be complete in the fourth quarter of fiscal 2006. This expansion project is expected to result in more private room capacity, and to help reduce or eliminate capacity issues in the emergency room, obstetrics and the ICU.

                St. Luke’s Baptist Hospital

                The project at St. Luke’s Baptist Hospital consists of relocating and expanding the intensive care (ICU) and telemetry units.  The new telemetry unit will consist of a central monitoring area capable of monitoring both a number of dedicated telemetry beds as well as remote beds throughout the facility. The new expanded ICU will add capacity and be equipped with the latest intensive care capabilities. This project is expected to add 27 licensed beds and to be fully completed during the third quarter of our fiscal year 2007.

                Other

                In addition to the six board-approved, major expansion projects described above, in June 2005 we announced that we had signed a letter of intent to acquire land to relocate Southeast Baptist Hospital in San Antonio, Texas to the Brooks City-Base in Southeast San Antonio. The land purchase is subject to definitive agreements and the approvals of our board of directors and the board of directors of the Brooks Development Authority. Our construction of the replacement hospital is also subject to the approval of our board of directors.

Hospital Operations

                Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services, as well as select tertiary services such as open-heart surgery and level II and III neonatal intensive care. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy. We also provide outpatient services at our ambulatory surgery centers. Certain of our hospitals have a limited number of psychiatric, skilled nursing and rehabilitation beds.

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

	Year Ended June 30,

	2001	2002	2003	2004	2005

Number of hospitals at end of period	8	10	15	16	19
Number of licensed beds at end of period (a)	1,676	2,207	3,666	3,784	4,557
Discharges (b)	65,175	75,364	114,327	147,600	171,110
Adjusted discharges - hospitals (c)	98,907	111,692	167,166	215,958	262,780
Average length of stay (days) (d)	4.1	4.1	4.2	4.2	4.3
Average daily census (e)	728.8	837.0	1,309.0	1,693.0	2,005.0
Occupancy rate (f)	48.1%	46.1%	44.9%	45.0%	48.1%
Member lives (g)	107,400	122,500	130,700	142,200	146,700

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

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

(d)	Average length of stay represents the average number of days admitted patients stay in our hospitals.

(e)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(f)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of utilization of inpatient rooms.

(g)	Member lives represents the total number of enrollees in our Arizona prepaid managed health plan and our Chicago capitated health plan as of the end of the respective period.

                The healthcare industry has experienced a general shift during the past few years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, recent trends seem to indicate that inpatient admissions are starting to recover and will continue to increase as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through our ambulatory surgery centers in Orange County, California, our interests in surgery centers and diagnostic imaging centers in San Antonio, Texas, our outpatient diagnostic imaging centers in metropolitan Phoenix, Arizona and our network of primary care and occupational medicine centers in metropolitan Chicago, Illinois, along with continued expansion of emergency and outpatient services at our acute hospitals. In addition, we opened an ambulatory surgery center in San Antonio during the first quarter of fiscal 2006. We have the resources in place or are in the process of procuring the resources, including quality physicians and nursing staff and technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volume from the baby boomers and have focused on core services including cardiology, neurology, oncology and orthopedics. We have also opened sub-acute units such as rehabilitation and psychiatric services, where appropriate, to meet the needs of our patients while increasing volume and increasing care management efficiencies.

Phoenix Health Plan and MacNeal Health Providers

                Phoenix Health Plan (“PHP”) is a prepaid Medicaid managed health plan that serves Maricopa, Pinal and Gila counties in the Phoenix, Arizona area. We acquired PHP in connection with the acquisition of Phoenix Memorial Hospital, effective May 1, 2001. This acquisition enables us to enroll patients in our hospitals into PHP or other local Medicaid managed health plans who otherwise would not be able to pay for their hospital expenses. In addition, we believe we will also increase the availability of medically necessary services to such patients at our hospitals. We believe the volume of patients generated through our health plan will help attract quality physicians to our hospitals.

                For the year ended June 30, 2005, we derived approximately $290.0 million of our revenues from PHP. PHP had approximately 100,200 enrollees as of June 30, 2005, and derives substantially all of its revenues through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed periodic payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $18.0 million. Since October 1, 2004, Vanguard has maintained this performance guarantee on behalf of PHP in the form of surety bonds totaling $18.0 million with independent third party insurers that expire on October 1, 2005. We were also required to arrange for $5.3 million in letters of credit to collateralize our $18.0 million in surety bonds with the third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us. We currently do not expect a material increase in the amount of the performance guarantee during the next fiscal year.

                Our current contract with AHCCCS commenced on October 1, 2003, and ends on September 30, 2006. AHCCCS has an option to renew this contract for two additional one-year periods.

                The operations of MacNeal Health Providers (“MHP”) are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2005, we derived approximately $43.5 million of our revenues from MHP. Substantially all of the revenues of MHP arose from its contracts with health maintenance organizations from whom it took assignment of capitated member lives. As of June 30, 2005, MHP had contracts in effect covering approximately 46,500 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of MHP could decrease significantly if the health maintenance organizations in the metropolitan Chicago area move away from assigning capitated-member lives to health plans like MHP and enter into direct fee-for-service arrangements with healthcare providers.

Proposition 204

                Proposition 204 was passed by Arizona voters in November 2000 and requires that tobacco settlement funds be used to increase the AHCCCS eligibility income limits for full acute care medical coverage to 100% of the federal poverty level. Arizona’s share of such settlement funds has been estimated by the State to be $3.2 billion. Prior to Proposition 204, AHCCCS coverage generally excluded those persons earning more than 34% of the federal poverty level, but as of October 1, 2001, coverage was expanded to 100% of the federal poverty level in most cases. Since January 1, 2001, approximately 400,000 members have been enrolled in AHCCCS health plans primarily due to Proposition 204. The federal poverty level is a federal standard that changes each year in April. Usually, it is adjusted upward by a small percentage. As of June 30, 2005, the federal poverty level for a single individual was $9,570 of income per year. As we expected, the effect of Proposition 204 has been to increase enrollment in the PHP by our share of the new enrollees, with a corresponding increase in the health plan’s revenues. In addition, our hospitals in the Phoenix market are now serving a greater amount of low-income patients who are covered by AHCCCS. This has increased paid admissions with a governmental payer which provides reimbursement for hospital services.

Sources of Revenues

                We receive payment for patient services from:

                •  the federal government, primarily under the Medicare program;

                •  state Medicaid programs; and

                •  health maintenance organizations, preferred provider organizations, other private insurers and individual patients.

                The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,

Patient Revenues by Payer Source	2003	2004	2005

Medicare	31%	31%	31%
Medicaid	7	7	7
Managed care plans (1)	45	44	46
Self-pay	11	12	11
Commercial	6	6	5

Total	100%	100%	100%

____________________
(1)	Revenues under managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans are included in the managed care plans category.

                Most of our hospitals offer discounts from established charges to private managed care plans if they are large group purchasers of healthcare services. These discount programs limit our ability to increase charges in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, health maintenance organizations or preferred provider organizations, but are generally responsible for exclusions, deductibles and co-insurance features of their coverages. Due to rising healthcare costs, many payers have increased the number of excluded services and the levels of deductibles and co insurance resulting in a higher portion of the contracted rate due from the individual patients. Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private managed care plans.

                Certain other hospital companies have recently proposed policies to provide discounts from gross charges to certain patients without qualifying insurance who would not qualify for charity care under historical charity care policies. CMS has indicated that it is aware of no regulations or guidelines preventing implementation of such policies. In June 2004, we adopted similar policies to expand our current charity care and self-pay discount policies. Our new policies could result in decreased revenues with a somewhat lesser offsetting impact to the provision for doubtful accounts.

Competition

                The hospital industry is highly competitive. We currently face competition from established, not-for-profit healthcare companies, investor-owned hospital companies, large tertiary care centers, specialty hospitals and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future. Due to the shift to outpatient care and more stringent payer-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients. Many of our competitors are larger than us and have more financial resources available than we do. Other not-for-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis.

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

                Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payers and others increasingly turn to managed care organizations to help control rising healthcare costs. Our markets have experienced significant managed care penetration. The revenue and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.

                The hospital industry and our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. We endeavor to meet these challenges by expanding many of our facilities to include outpatient centers, offering discounts to private payer groups, upgrading facilities and equipment and offering new or expanded programs and services.

                A number of other factors affect our competitive position, including:

                •  our reputation;

                •  the amounts we charge for our services;

                •  parking availability or access to public transportation; and

                •  the restrictions of state Certificate of Need laws.

Employees and Medical Staff

                As of June 30, 2005, we had approximately 19,000 employees, including approximately 2,100 part-time employees. Approximately 1,100 of our employees at our three Massachusetts hospitals are unionized.  Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

                In the industry as a whole, and in our markets, there is currently a shortage of nurses and other medical support personnel. To address the nursing shortage, we have implemented comprehensive recruiting and retention plans for nurses that focus on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and promoting clinical and service excellence. As part of this initiative, we have expanded our relationships with colleges, universities and other medical institutions in our markets and will also recruit nurses from abroad. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. However, we expect our initiatives to help stabilize our nursing resources over time.

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

Compliance Program

                We voluntarily maintain a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. The board of directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. Other features of our compliance program include initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to examine all of our payments to physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

                A recent focus of our compliance program is the interpretation and implementation of the new standards set forth by the Health Insurance Portability and Accountability Act (“HIPAA”) for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we have established a second toll-free hotline dedicated to HIPAA and other privacy matters and placed it in service in April 2003. Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our healthcare facilities and corporate compliance oversight.

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

Insurance

                As is typical in the healthcare industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level. We maintain excess coverage from independent third-party carriers for individual claims exceeding $10.0 million per occurrence up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The captive insurance subsidiary intends to fund claims costs from proceeds of premium payments received from us.

                The malpractice insurance environment remains volatile. However, some states, including Illinois and Texas, have in recent years passed tort reform legislation or are considering such legislation to place limits on non-economic damages. Absent significant additional legislation to curb the size of malpractice judgments in the other states, we expect insurance costs to remain volatile for the foreseeable future.

Reimbursement

                Medicare Overview

                Medicare is a federal program that provides hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. All of our hospitals are certified as providers of Medicare services. Under the Medicare program, acute care hospitals receive reimbursement under a prospective payment system for inpatient and outpatient hospital services.

                Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group. The diagnosis related group classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The diagnosis related group rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The diagnosis related group payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on diagnosis related group weights multiplied by geographically adjusted federal weights. In the Medicare Modernization Act, Congress equalized the diagnosis related group payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003.

                Pursuant to regulation, the diagnosis related group rates are to be adjusted each federal fiscal year for inflation, but such adjustment has often been affected by new federal legislation. The index used to adjust the diagnosis related group rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the diagnosis related group rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Under the Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000, the diagnosis related group rate increased in the amount of the market basket minus 0.55% for federal fiscal year 2002, the market basket minus 0.55% for federal fiscal year 2003, and the market basket for federal fiscal year 2004. Further, the Medicare Modernization Act provides for diagnosis related group rate increases for federal fiscal years 2005, 2006 and 2007 at the full market basket, but only if the facility submits data for 10 patient care indicators to the Secretary of Health and Human Services. We currently have the ability to monitor our compliance with the quality indicators and have submitted or intend to submit the quality data required to receive the full market basket pricing update during federal fiscal years 2005, 2006 and 2007. Those hospitals not submitting data on the quality indicators will receive an increase equal to the market basket rate minus

0.40%. Consistent with this law, CMS issued final rules in August 2004 and August 2005 that increase the hospital diagnosis related group payment rates by the full market basket of 3.30% for federal fiscal year 2005 and the full market basket of 3.70% for federal fiscal year 2006 for those hospitals submitting data on the 10 quality indicators. Our hospitals have met all of the quality requirements necessary to receive the full market basket increase of 3.30% during federal fiscal year 2005. Based on the historical adjustments to the market baskets, future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.

                In addition to the fixed diagnosis related group ( “DRG”) inpatient payments, in certain high-cost situations CMS makes additional payments to acute care hospitals, commonly referred to as “outlier payments”, for those DRG cases where the cost of the case exceeds the total DRG payments plus a fixed threshold amount. Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases.  During federal fiscal years 2003, 2002 and 2001, the CMS payments for outlier cases far exceeded the 5.1% set aside. As a result CMS increased the threshold amount from $16,350 at the end of federal fiscal year 2001, to $21,025 for 2002 and to $33,560 for 2003. Additionally, on June 9, 2003, CMS published a final rule substantially modifying the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive additional payments under the inpatient prospective payment system. For discharges occurring on or after October 1, 2003, outlier payments are based on either a provider’s most recent tentatively settled cost report or the most recent settled cost report, whichever is from the latest cost reporting period. Previously, outlier payments had been based on the most recent settled cost report, resulting in excessive outlier payments for some hospitals. The final rule requires, in most cases, the use of hospital-specific cost to charge ratios instead of a statewide ratio. Further, outlier payments may be adjusted retroactively to recoup any past outlier overpayments plus interest or to return any underpayments plus interest. We believe that these 2003 changes to the outlier payment methodology have not and will not have a material adverse effect on our business, financial position or results of operations. Indeed, we believe that as a result of these 2003 changes to the outlier payment methodology, CMS reduced the outlier threshold amounts to $31,000 for federal fiscal year 2004; to $25,800 for federal fiscal year 2005; and to $23,600 for federal fiscal year 2006. Decreasing the outlier threshold amounts in each of the last three federal fiscal years has and will increase both the number of our cases that qualify for outlier payments and the amount of payments for qualifying outlier cases, compared to the “peak” year of federal fiscal year 2003 when the threshold amount was $33,560.

                Although, as noted above, the DRG payment rates are to increase in federal fiscal year 2006 by 3.7%, the outlier threshold amount has been decreased in federal fiscal year 2006 to $23,600. In August 2005 CMS made certain other DRG changes for federal fiscal year 2006 that will decrease our reimbursement. The most significant change that will decrease our Medicare reimbursement expands the number of DRGs that are subject to CMS’ post-acute care transfer policy. This policy reduces payment to acute care hospitals when the patient is transferred after a short stay to a post-acute care setting that provides most of the patient’s care. The purpose of this policy is to protect Medicare from paying for the same care twice: once as part of a hospital’s payment for the DRG, and then as a separate payment to the post-acute facility. CMS had proposed to make 231 DRGs subject to this policy. However, in response to public comments, CMS reduced the number of DRGs that would be subject to the post-acute transfer policy to 182. CMS estimates that the change to Medicare’s post-acute transfer policy alone will save taxpayers $780 million in Medicare payments in federal fiscal year 2006, but also projects that the combined impact of the 3.7% inflation update and other changes (such as the expansion of the post-acute transfer policy, Medicare payment for outliers, etc.) that were adopted for federal fiscal year 2006 will yield an average 3.5% increase in payments for operating costs for urban acute care hospitals in fiscal year 2006. Although all of our hospitals are urban acute care hospitals for Medicare purposes, we think for various reasons that the average increase in payments to our hospitals in federal fiscal year 2006 will be slightly less than the 3.5% increase projected by CMS, but we are unable at this time to estimate the exact amount of the increased reimbursement  for our hospitals in federal fiscal year 2006 from inpatient Medicare payments.

                Outpatient services traditionally were paid at the lower of established charges or on a reasonable cost basis. However, on August 1, 2000, CMS began reimbursing hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS will continue to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers are also reimbursed on a fee schedule.

                All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC.  Depending on the services provided, a hospital may be paid for more than one APC for a patient visit.  The APC payment rates were updated for calendar years 2003 and 2004 by the full market baskets of 3.50% and 3.40%, respectively.  The update for calendar year 2005 is the full market basket of 3.30%.  On July 18, 2005, CMS proposed a rule to update outpatient prospective payment system payments for calendar year 2006 by 3.20% which is the full market basket.  However, we anticipate that the final regulations may reduce this full market basket adjustment for APC payments, but we are unable to predict the amount of the reduction.

                Hospitals that treat a disproportionately large number of low-income patients (Medicare and Medicaid patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of disproportionate share payments. CMS has recommended changes to the present formula used to calculate these payments. One recommended change would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. The Medicare Modernization Act increased disproportionate share payments effective April 1, 2004 for rural hospitals and some urban hospitals.

                Rehabilitation Units

                Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system for cost reporting periods beginning on or after October 1, 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal years 2003 and 2004, CMS updated the payment rate for inpatient rehabilitation facilities by the full market basket rates of 3.0% and 3.2%, respectively. The update for federal fiscal year 2005 is the full market basket rate of 3.1% and the update for federal fiscal year 2006 is the full market basket rate of 3.6%.  As of June 30, 2005, we operated five inpatient rehabilitation units within our acute care hospitals.

                Skilled Nursing Units

                Medicare historically reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits. CMS has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement system. As of June 30, 2005, we operated four skilled nursing units within our acute care hospitals.

                Psychiatric Units

                Payments to prospective payment system-exempt psychiatric hospitals and psychiatric units, for cost reporting periods beginning before January 1, 2005, are based upon reasonable cost, subject to a cost-per-discharge target. These limits are updated annually by a market basket index.  In November 2004 CMS finalized an updated rate for federal fiscal year 2005 of 3.5%.

                On November 15, 2004 CMS published a final regulation to implement a new Medicare prospective payment system for inpatient psychiatric hospitals and units. The new system replaces the current cost-based payment system with a per diem prospective payment system for reporting periods beginning on or after January 1, 2005. The new system is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics.  The final rule includes several provisions to ease the transition to the new payment system. For example, CMS is phasing in the new system over a three-year period so that full payment under the new system would not begin until the fourth year. Additionally, CMS has included in the final rule a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department which all of our units should qualify for.

                At the current time we believe that the new psychiatric payment system will not materially negatively impact our Medicare reimbursement in respect of our psychiatric units.  As of June 30, 2005, we operated ten psychiatric units within our acute care hospitals.

                Home Health

                On October 1, 2000, a prospective payment system became effective for home health services. The Benefits Improvement and Protection Act of 2000 delayed a 15.0% payment reduction for home health services, originally expected to take effect upon implementation of the prospective payment system, until October 1, 2002. The 15.0% payment reduction was adopted on October 1, 2002 and was included in the prospective payment system rates established for 2003. The Medicare Modernization Act establishes a Home Health PPS update of 100% of the home health market basket through the first quarter of calendar 2004, 100% of the home health market basket minus 0.8% through calendar year 2006 and 100% of the home health market basket for 2007 and thereafter. As of June 30, 2005, we operated three entities providing home health services.

                Medicaid

                Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. Most state Medicaid payments are made under a prospective payment system or under programs that negotiate payment levels with individual hospitals. Medicaid reimbursement is often less than a hospital’s cost of services. The federal government and each state government currently jointly fund Medicaid in each state.  Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections. Medicaid funding represents a significant component of state spending. To address these budgetary concerns, certain states have proposed and others may propose a restructuring of Medicaid or decreased state funding for Medicaid. We continuously monitor the budgetary crisis and political environments in those states in which we operate in respect of their Medicaid funding.

                In addition, on April 28, 2005, a budget resolution was approved by both houses of Congress in which the congressional committees with jurisdiction over Medicaid were directed to cut $10.0 billion in federal funding from the Medicaid program over 5 years, beginning in October 2006. Also, Bush administration officials have established a Medicaid reform commission to study the challenges facing Medicaid, to recommend improvements to the program and to find ways to reduce Medicaid spending by $10.0 billion over 5 years, as set forth in the budget resolution.  The commission is to submit two reports to the Secretary of the Department of Health and Human Services.  By September 1, 2005, the commission is to provide recommendations on options to cut the $10.0 billion from the Medicaid program.  By December 31, 2006, the commission is to make longer-term recommendations on the future of Medicaid to ensure the program’s “long-term sustainability.”

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

                Many prior year cost reports of our facilities are still open. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. If an allegation is lodged against one of our facilities for a violation occurring during the time period before we acquired the facility, we may have indemnification rights against the seller of the facility to us. In each of our acquisitions, we have negotiated customary indemnification and hold harmless provisions for any damages we may incur in these areas.

                Managed Care

                Managed care providers, including health maintenance organizations and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. During the past few years, the hospital industry has experienced a shift in admissions and revenues from commercial insurance payers to managed care payers due to pressures to control the cost of healthcare services. We expect this industry trend to continue although its effect on us may be mitigated due to the heavy managed care penetration that currently exists in the markets we serve. Generally, we receive lower payments from managed care plans than from traditional commercial or indemnity insurers; however, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a slight decrease in managed care utilization of inpatient days as a percentage of total inpatient days during the year ended June 30, 2005 compared to the year ended June 30, 2004.

                Commercial Insurance

                Our hospitals also provide services to a decreasing number of individuals covered by private healthcare insurance. Private insurance carriers make direct payments to a hospital or, in some cases, reimburse their policy holders, based upon the hospital’s established charges and the particular coverage provided in the insurance policy.

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

Government Regulation and Other Factors

                Overview

                All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. In addition, these laws, rules and regulations are extremely complex and the healthcare industry has had the benefit of little or no regulatory or judicial interpretation of many of them. Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and their ability to participate in the Medicare and Medicaid programs.

                Licensing, Certification and Accreditation

                Healthcare facility construction and operation is subject to federal, state and local regulations relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection laws. Our facilities also are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation. We believe that all of our operating healthcare facilities are properly licensed under appropriate state healthcare laws.

                All of our operating hospitals are certified under the Medicare program and are accredited by the Joint Commission on Accreditation of Healthcare Organizations (“JCAHO”), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by JCAHO, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

                Certificates of Need

                In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a Certificate of Need program. Illinois and Massachusetts are the only states in which we currently operate that require approval under a Certificate of Need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, acquire a facility or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.

                Utilization Review

                Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to the Department of Health and Human Services that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.

                Federal and State Fraud and Abuse Provisions

                Participation in any federal healthcare program, such as Medicare, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act and other statutes.

                Among these statutes is a section of the Social Security Act known as the federal Anti-Kickback Statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violation of this statute is a felony.

                The Office of the Inspector General of the Department of Health and Human Services has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers and referral agreements for specialty services.

                The fact that conduct or a business arrangement does not fall within a safe harbor does not automatically render the conduct or business arrangement illegal under the Anti-Kickback Statute. The conduct or business arrangement, however, does increase the risk of scrutiny by government enforcement authorities. We may be less willing than some of our competitors to take actions or enter into business arrangements that do not clearly satisfy the safe harbors. As a result, this unwillingness may put us at a competitive disadvantage.

                The Office of the Inspector General, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The Office of the Inspector General carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the Office of the Inspector General has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The Office of the Inspector General has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	“gain sharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

                We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2005, physicians owned interests in two of our free-standing surgery centers, two of our hospitals and five of our diagnostic imaging centers. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. This determination could subject us to liabilities under the Social Security Act, including criminal penalties of imprisonment or fines, civil penalties up to $50,000, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect on our business, financial condition or results of operations.

                The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Careful and accurate preparation and submission of claims for reimbursement must be performed in order to avoid liability.

                The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, this Act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

                The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having a value less than $308 and recruitment agreements.

                On January 4, 2001, CMS issued a final rule subject to a comment period intended to clarify parts of the Stark Law and some of the exceptions to it. The majority of these regulations became effective on or before January 4, 2002. On March 26, 2004, CMS issued an interim final rule subject to a comment period intended to clarify the remaining portions of the Stark Law. These rules, known as “phase two” of the Stark Law rulemaking, became effective July 26, 2004. While these phase two rules help clarify the requirements of the exceptions to the Stark Law, until the government begins enforcement of the rules, it is difficult to determine fully their effect.

                Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the Office of the Inspector General, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and or other business.

                Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

                Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal Anti-Kickback Statute or that otherwise prohibit fraud and abuse activities. Many states also have passed self-referral legislation, similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and they may apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

                Our operations could be adversely affected by the failure of our arrangements to comply with the Anti-Kickback Statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may impact our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws will not assert that we are in violation of them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.

                The Federal False Claims Act and Similar Laws

                Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, and, in particular, actions being brought by individuals on the government’s behalf under the False Claims Act’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the False Claims Act, the defendant generally will not be made aware of the lawsuit until the government makes a determination whether it will intervene.

                When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the False Claims Act. Although liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the False Claims Act, but submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes, such as the Anti-Kickback Statute or the Stark Law, have thereby submitted false claims under the False Claims Act.

                A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the False Claims Act or similar state laws.

                Corporate Practice of Medicine and Fee Splitting

                The states in which we operate have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians or laws that prohibit certain direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements that may violate these restrictions. These statutes vary from state to state, are often vague and seldom have been interpreted by the courts or regulatory agencies. Although we exercise care to structure our arrangements with healthcare providers to comply with the relevant state law, and believe these arrangements comply with applicable laws in all material respects, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of such laws, or that such laws ultimately will be interpreted by the courts in a manner consistent with our interpretations.

                The Health Insurance Portability and Accountability Act of 1996

                The Health Insurance Portability and Accountability Act of 1996 requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these standards for our company became mandatory on October 16, 2003. However, the Department of Health and Human Services agreed in October 2003 to accept noncompliant Medicare claims for an unspecified time to assist providers that were not yet able to process compliant transactions. However, this extension was subject to termination by the Department of Health and Human Services at any time and was not binding on private payors. On February 27, 2004, the Department of Health and Human Services announced that non-compliant claims received by Medicare on or after July 1, 2004 would be paid no earlier than the 27th day after such claims were received. Compliant claims would continue to be paid no earlier than the 14th day after such claims are received. On August 4, 2005, the Department of Health and Human Services announced that the extension would be partially terminated on September 30, 2005 for claims for Medicare services under fee-for-service Medicare. Thus, commencing on October 1, 2005, fee-for-service Medicare claims that do not meet the standards required by the Health Insurance Portability and Accountability Act of 1996 will be returned to the filer for resubmission as compliant claims and non-compliant claims will not be processed by Medicare. The Department also announced on August 4, 2005 that it was continuing its extension for other Medicare electronic healthcare transactions (e.g., remittance advice transactions), but that it expected to end the extension for all remaining Medicare transactions “in the near future”. At the current time, all of our facilities are filing compliant Medicare claims and, as a result, are not experiencing this 13-day delay in payments from Medicare and also should not be at risk commencing October 1, 2005, for return of their filed fee-for-service Medicare claims for resubmission.

                The Health Insurance Portability and Accountability Act also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. Compliance with these regulations became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Department of Health and Human Services released final security regulations on February 20, 2003. The security regulations became mandatory on April 20, 2005 and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted.

                Violations of the Health Insurance Portability and Accountability Act could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any privacy-related federal or state laws that are more restrictive than the privacy regulations issued under the Health Insurance Portability and Accountability Act. These laws vary by jurisdiction and could impose additional penalties.

                We expect that compliance with these standards will require significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. Implementation will require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a corporate privacy officer and a privacy officer at each of our facilities, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. However, failure by us or third parties on which we rely, including payers, to resolve HIPAA-related implementation or operational issues could have a material adverse effect on our results of operations and our ability to provide healthcare services. Consequently, we can give you no assurance that issues related to the full implementation of, or our operations under, HIPAA will not have a material adverse effect on our financial condition or future results of operations.

                Conversion Legislation

                Many states have enacted laws affecting the conversion or sale of not-for-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing law. In many states, there has been an increased interest in the oversight of not-for-profit conversions. The adoption of conversion legislation and the increased review of not-for-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with or acquisitions of not-for-profit organizations in various states.

                The Emergency Medical Treatment and Active Labor Act

                The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in material compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

                Healthcare Reform

                The healthcare industry, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. Changes in Medicare, Medicaid and other programs, hospital cost-containment initiatives by public and private payers, proposals to limit payments and healthcare spending and industry-wide competitive factors are highly significant to the healthcare industry. In addition, a framework of extremely complex federal and state laws, rules and regulations governs the healthcare industry and, for many provisions, there is little history of regulatory or judicial interpretation on which to rely.

                Many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Most states, including the states in which we operate, have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. We are unable to predict the future course of federal, state or local healthcare legislation. Further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

                Healthcare Industry Investigations

                Significant media and public attention has focused in recent years on the hospital industry. Recently, increased attention has been paid to hospitals with high Medicare outlier payments and to recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. Like other hospital companies, we have substantial Medicare, Medicaid and other governmental billings and we engage in various arrangements with physicians, which could result in scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

                Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule. The federal government also has undertaken a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and higher reimbursed diagnosis related groups codes. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. We are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations relating to their operations. Although we take the position that, under the terms of the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations.

                It is possible that governmental entities may conduct investigations at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

                Health Plan Regulatory Matters

                Our health plans are subject to state and federal laws and regulations. CMS has the right to audit our health plans to determine the plans’ compliance with such standards. In addition, AHCCCS has the right to audit PHP to determine PHP’s compliance with such standards. Also, PHP is required to file periodic reports with AHCCCS, meet certain financial viability standards, provide its enrollees with certain mandated benefits and meet certain quality assurance and improvement requirements. Our health plans also had to comply with the standardized formats for electronic transmissions set forth in the Administrative Simplifications Provisions of HIPAA by October 16, 2003, and each health plan has filed a compliance plan demonstrating how it intends to achieve compliance by that extended deadline date. Our health plans have implemented the necessary privacy policies and procedures to comply with the final privacy regulations and were in compliance with federal security standards by the April 21, 2005 deadline.

                The Anti-Kickback Statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar statutes have been adopted in Illinois and Arizona that apply regardless of the source of reimbursement. The Department of Health and Human Services has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the Anti-Kickback Statute which specifically relate to managed care including:

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

                We believe that the incentives offered by our health plans to their enrollees and the discounts they receive contracting with healthcare providers satisfy the requirements of the safe harbor regulations. However, the failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather, the safe harbor regulations provide that an arrangement which does not fit within a safe harbor must be analyzed on the basis of its specific facts and circumstances. We believe that our health plans’ arrangements comply in all material respects with the federal Anti-Kickback Statute and similar state statutes.

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

Risk Factors

                If any of the following events discussed in the following risks were to occur, our business, results of operations, financial condition, cash flows or prospects could be materially adversely affected.  Additional risks and uncertainties not presently known, or currently deemed immaterial by us, may also constrain our business and operations.

                If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.

                Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including Medicare and Medicaid managed care plans, accounted for approximately 46% of our patient service revenues for the year ended June 30, 2005. Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide and a trend that may continue if the Medicare Modernization Act increases enrollment in Medicare managed care plans. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review, including the use of hospitalists, and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be adversely affected.

                Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

                Approximately 38% of our patient service revenues for the year ended June 30, 2005 came from Medicare and Medicaid programs, excluding Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.

                In recent years, Congress and some state legislatures have introduced a number of other proposals to make major changes in the healthcare system. For instance, Medicare-reimbursed, hospital outpatient services converted to a prospective payment system on August 1, 2000. This system creates limitations on levels of payment for a substantial portion of hospital outpatient procedures. Future federal and state legislation may further reduce the payments we receive for our services.

                A number of states have adopted legislation designed to reduce their Medicaid expenditures. Some states have enrolled Medicaid recipients in managed care programs (which generally tend to reduce the level of hospital utilization) and have imposed additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Some states have also reduced the scope of Medicaid eligibility and coverage, making an increasing number of residents unable to pay for their care. Other states have proposed to take similar steps.

                In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly attempt to control healthcare costs by requiring that hospitals discount their fees in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and may reduce the payments we receive for our services.

                We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

                The healthcare industry is subject to extensive federal, state and local laws and regulations relating to licensing, the conduct of operations, the ownership of facilities, the addition of facilities and services, financial arrangements with physicians and other referral sources, confidentiality, maintenance and security issues associated with medical records, billing for services and prices for services. If a determination were made that we were in material violation of such laws or regulations, our operations and financial results could be materially adversely affected.

                In many instances, the industry does not have the benefit of significant regulatory or judicial interpretations of these laws and regulations. This is particularly true in the case of Medicare and Medicaid statute codified under section 1128B(b) of the Social Security Act and known as the “Anti-Kickback Statute.” This law prohibits providers and other person or entities from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other federal healthcare programs. As authorized by Congress, the United States Department of Health and Human Services has issued regulations which describe some of the conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

                Some of the financial arrangements that our facilities maintain with physicians do not meet all of the requirements for safe harbor protection. The regulatory authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these arrangements violate the Anti-Kickback Statute or other federal or state laws. A determination that a facility has violated the Anti-Kickback Statute or other federal laws could subject us to liability under the Social Security Act, including criminal and civil penalties, as well as exclusion of the facility from participation in government programs such as Medicare and Medicaid or other federal healthcare programs.

                In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and (to an extent) Medicaid patients to providers of certain “designated health services” if the physician or a member of his or her immediate family has an ownership or investment interest in, or compensation arrangement with, that provider. In addition, the provider in such arrangements is prohibited from billing for all of the designated health services referred by the physician. Many of the services furnished by our facilities are “designated health services” for Stark Law purposes. There are multiple exceptions to the Stark Law, among others, for physicians maintaining an ownership interest in an entire hospital or having a compensation relationship with the facility as a result of employment agreements, leases, physician recruitment and certain other arrangements. However, each of these exceptions applies only if detailed conditions are met. These conditions were the subject of regulations which became effective in July 2004, and little precedent exists for their interpretation or enforcement. An arrangement subject to the Stark Law must qualify for an exception in order for the services to be lawfully referred by the physician and billed by the provider.

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

                Government officials responsible for enforcing healthcare laws could assert that one or more of our facilities, or any of the transactions in which we are involved, are in violation of the Anti-Kickback Statute or the Stark Law and related state law exceptions. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. Moreover, other healthcare companies, alleged to have violated these laws, have paid significant sums to settle such allegations and entered into “corporate integrity agreements” because of concern that the government might exercise its authority to exclude those providers from governmental payment programs (Medicare, Medicaid, TRICARE). A determination that one or more of our facilities has violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

                Illinois and Massachusetts require governmental determinations of need (“Certificates of Need”) prior to the purchase of major medical equipment or the construction, expansion, closure, sale or change of control of healthcare facilities. We believe our facilities have obtained appropriate certificates wherever applicable. However, if a determination were made that we were in material violation of such laws, our operations and financial results could be materially adversely affected. The governmental determinations, embodied in Certificates of Need, can also affect our facilities’ ability to add bed capacity or important services. We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate the affected facility profitably.

                The laws, rules and regulations described above are complex and subject to interpretation. If we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed. For a more detailed discussion of the laws, rules and regulations described above, see “Business – Government Regulation and Other Factors.”

                Providers in the healthcare industry have been the subject of federal and state investigations, whistleblower lawsuits and class action litigation, and we may become subject to investigations, whistleblower lawsuits or class action litigation in the future.

                Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including:

•	cost reporting and billing practices;
•	laboratory and home healthcare services;
•	physician ownership of, and joint ventures with, hospitals;
•	physician recruitment activities; and
•	other financial arrangements with referral sources

                In addition, the federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under false claims may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes and have submitted claims to a governmental payer during the time period they allegedly violated these other statutes, have thereby submitted false claims under the False Claims Act. Some states have adopted similar whistleblower and false claims provisions.

                The Office of the Inspector General of the Department of Health and Human Services and the Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory billing practices.  As a result of these regulations and initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related healthcare operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. Under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.

                We maintain a voluntary compliance program to address health regulatory and other compliance requirements. This program includes initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to look at all of our financial relationships with physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

                As an element of our corporate compliance program and our internal compliance audits, from time to time we make voluntary disclosures and repayments to the Medicare and Medicaid programs and/or to the federal and/or state regulators for these programs in the ordinary course of business. At the current time, we know of no active investigations by any of these programs or regulators in respect of our disclosures or repayments, except as set forth in the next paragraph. All of these voluntary actions on our part could lead to an investigation by the regulators to determine whether any of our facilities have violated the Stark Law, the Anti-Kickback Statute, the False Claims Act or similar state law. Either an investigation or initiation of administrative or judicial actions could result in a public announcement of possible violations of the Stark Law, the Anti-Kickback Statute or the False Claims Act or similar state law. Such determination or announcements could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

                In the course of our 2004 internal fraud and abuse compliance audit, we identified that certain documentation discrepancies had occurred in the administration of renewal provisions of certain leases with physicians for medical office space at one of our hospitals. After our review of the leases, the hospital entered into lease extension agreements and then new leases with each such physician. In accordance with established company compliance program policies, in September 2004 we made a voluntary disclosure regarding these lease discrepancies and actions we had taken to the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and to the local U.S. Attorney’s Office. In December 2004 we executed an agreement with the OIG which operated to suspend, for the seven months commencing December 1, 2004 and ending June 30, 2005, the period for the running of the statute of limitations and similar defenses which we would have to any claims by the OIG in connection with this matter. Recently, we have voluntarily provided the OIG with additional information regarding this matter.  We have not determined that a violation of any laws or regulations has occurred, nor have we determined that any restitution or other payment is due to the federal government in respect of this matter.

                Additionally, several hospital companies have recently been named defendants in class action litigation alleging, among other things, that their charge structures are fraudulent and, under state law, unfair or deceptive practices, insofar as those hospitals charge insurers lower rates than those charged to uninsured patients. We cannot assure you that we will not be named as a defendant in litigation of this type. Furthermore, the outcome of these suits may affect the industry standard for charity care policies and any response we take may have a material adverse effect on our financial results.

                Competition from other hospitals or healthcare providers (especially specialty hospitals) may reduce our patient volumes and profitability.

                The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, we believe the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly in recent years. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition from physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed contracts at their facilities, we may experience a decline in patient volumes.

                PHP also faces competition within the Arizona market which it serves. As in the case of our hospitals, some of our competitors in this market are owned by governmental agencies or not-for-profit corporations that have greater financial resources than we do. Other competitors have larger membership bases, are more established and have greater geographic coverage areas that give them an advantage in competing for a limited pool of eligible health plan members. The revenues we derive from PHP could significantly decrease if new plans operating under AHCCCS enter the market or other existing AHCCCS plans increase their number of enrollees. Moreover, a failure to attract future enrollees may negatively impact our ability to maintain our profitability in this market.

                Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts.

                Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased from 9.0% during fiscal 2003 to 10.4% during fiscal 2004 and to 10.7% during fiscal 2005. Our self pay discharges as a percentage of total discharges increased from 2.2% during fiscal 2003 to 3.3% during fiscal 2004 but decreased to 3.1% during fiscal 2005. While self pay volumes appear to have stabilized, our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in co-payment and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness.

                Our performance depends on our ability to recruit and retain quality physicians.

                The success of our hospitals depends in part on the following factors:

•	the number and quality of the physicians on the medical staffs of our hospitals;
•	the admitting practices of those physicians; and
•	the maintenance of good relations with those physicians.

                We generally do not employ physicians. Most physicians at our hospitals also have admitting privileges at other hospitals. If facilities are not staffed with adequate support personnel or technologically advanced equipment that meets the needs of patients, physicians may be discouraged from referring patients to our facilities, which could adversely affect our profitability.

                We may be unable to achieve our acquisition and growth strategy and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.

                An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours, and we may not be able to make suitable acquisitions on favorable terms, and we may have difficulty obtaining financing, if necessary, for such acquisitions on satisfactory terms. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after closing and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party. In addition, we may not be able to effectively integrate any acquired facilities with our operations. Even if we continue to acquire additional facilities and/or enter into partnerships or affiliations with other healthcare service providers, federal and state regulatory agencies may constrain our ability to grow.

                Additionally, many states, including some where we have hospitals and others where we may in the future attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the sale proceeds by the not-for-profit seller. These review and approval processes can add time to the consummation of an acquisition of a not-for profit hospital, and future actions on the state level could seriously delay or even prevent future acquisitions of not-for-profit hospitals. Furthermore, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care, which may affect our decision to acquire or the terms upon which we acquire one of these hospitals.

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

                Moreover, acquired businesses may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. We could in the future become liable for past activities of acquired businesses and these liabilities could be material.

                Our hospitals face competition for staffing, which may increase our labor costs and reduce profitability.

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In the healthcare industry generally, including in our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because approximately 84% of our patient service revenues for the year ended June 30, 2005, consisted of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

                The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities remains volatile. Successful malpractice or tort claims asserted against us, our physicians or our employees could materially adversely affect our financial condition and profitability.

                In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) and general liability insurance to protect against the costs of these types of legal actions. Due to unfavorable pricing and availability trends, we created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims reported since June 1, 2002, we maintain all of our professional and general liability insurance through this insurance subsidiary in respect of losses up to $10.0 million per occurrence. We have also purchased an umbrella excess policy for professional and general liability insurance for the period June 1, 2005 to May 31, 2006 with unrelated commercial carriers. This policy covers losses in excess of $10.0 million per occurrence up to $75.0 million, but is limited to total annual payments of $65.0 million in the aggregate. While premium prices have begun to decline during the past two years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by our captive insurance subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition would be materially adversely affected.

                In addition, physicians’ professional liability insurance costs have dramatically increased to the point where some physicians are either choosing to retire early or leave certain markets. If physician professional liability insurance costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volumes and revenues. Our hospitals may also incur a greater percentage of the amounts paid to claimants if physicians are unable to obtain adequate malpractice coverage.

                We are subject to uncertainties regarding healthcare reform that could materially and adversely affect our business.

                In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries. Increased regulations, mandated benefits and more oversight, audits and investigations and changes in laws allowing access to federal and state courts to challenge healthcare decisions may increase our administrative, litigation and healthcare costs. We cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, we cannot assure you that the implementation of these reforms will not have a material adverse effect on our business, financial position or results of operations.

                A reduction in inpatient services may reduce our revenues.

                Technological advances have enabled procedures that were previously performed on an inpatient basis to now be provided on an outpatient basis. In addition, through a process known as “utilization review”, third party payers focus on reducing inpatient admissions and lengths of stay to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. The resulting increase in surgeries performed on an outpatient basis has reduced inpatient utilization, average lengths of stay and occupancy rates at our hospitals and, as a result, has adversely affected hospital revenues. We expect this trend of migration to outpatient settings to continue for certain inpatient procedures and anticipate that efforts to impose more stringent controls and competition for outpatient services will remain intense during the foreseeable future.  However, we expect the aging of the baby boomer population to help offset this decrease in inpatient utilization.

                Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.

                Among our operations as of June 30, 2005, five hospitals and various related healthcare businesses were located in San Antonio, Texas; six hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; three hospitals and related healthcare businesses were located in Orange County, California; and three hospitals and related healthcare businesses were located in Massachusetts. For the year ended June 30, 2005, our revenues were generated as follows:

Year Ended June 30, 2005

San Antonio	28.9%
Metropolitan Phoenix, excluding Phoenix Health Plan	22.1
Phoenix Health Plan and other	12.9
Metropolitan Chicago (1)	17.4
Orange County	8.1
Massachusetts (2)	10.6

100.0%
____________________
(1) Includes MacNeal Health Providers.
(2) Only includes revenues for the six months ended June 30, 2005.

                Any material change in the current demographic, economic, competitive or regulatory conditions in any of these regions could adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance. Moreover, due to the concentration of our revenues in only five regions, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.

                California has statutes and regulations that require hospitals to meet seismic performance standards, and hospitals that do not meet the standards may be required to retrofit their facilities. Our estimated cost to comply with the seismic regulations and standards required by 2013 is $12.5 million. Upon completion of the $12.5 million in improvements, our California facilities will be compliant with the requirements of the seismic regulations through 2029. We estimate that the majority of the square footage in our facilities will be compliant with the seismic regulations and standards required by 2030 once we have completed such $12.5 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements. Moreover, in the event that our California facilities are found not to be in compliance with these seismic standards, we may be required to make significant capital expenditures to bring the California facilities into compliance, which could impact our financial position negatively.

                If we are unable to control our healthcare costs at Phoenix Health Plan, if the health plan should lose its governmental contract or if state budgetary cuts reduce the scope of Medicaid coverage, our profitability may be adversely affected.

                For the year ended June 30, 2005, PHP generated approximately 12.8% of our revenues. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective healthcare providers;
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences

                Our current contract with AHCCCS is for the three year period ending September 30, 2006 with two additional one-year renewals and is terminable without cause on 90 days’ written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. As other health plans attempt to enter the Arizona market, we may face increased competition. If we are unable to renew, successfully rebid or compete for our contract with AHCCCS, or if our contract is terminated, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary cuts or other political factors, our results of operations could be adversely affected.

                We may fail to comply with the privacy, security and electronic transaction requirements under the Health Insurance Portability and Accountability Act of 1996 and we may be materially adversely affected as a result.

                Enforcement of the final regulations governing the privacy of health information under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) began in April 2003. The enforcing agency, the Office of Civil Rights (“OCR”) of the Department of Health and Human Services, has announced a complaint based and compliance improvement type enforcement program. A violation of the HIPAA regulations could result in civil monetary penalties of $100 per incident, up to a maximum of $25,000 per person per year per standard.  HIPAA also provides for criminal penalties of up to $50,000 and one year in prison for knowingly and improperly obtaining or disclosing protected health information, up to $100,000 and five years in prison for obtaining protected health information under false pretenses, and up to $250,000 and ten years in prison for obtaining or disclosing protected health information with the intent to sell, transfer or use such information for commercial advantage, personal gain or malicious harm. Since there is no significant history of enforcement efforts by the OCR at this time, it is not possible to ascertain the likelihood of enforcement efforts in connection with the HIPAA regulations or the potential for fines and penalties that may result from the violation of the regulations.

                The HIPAA regulations establishing standardized code sets and formats for financial and clinical electronic data interchange (“EDI”) transactions among health plans and providers required compliance by October 16, 2003. However, many plans with which we are engaged in EDI have followed the lead of CMS and continue, on a “contingency plan” basis, to accept noncompliant electronic transactions during a period in which the parties are working to test their systems capability to handle the HIPAA standard code sets and formats. At the current time, we believe that we can receive and make the specified transmissions in HIPAA compliant format and all of our facilities are filing their Medicare claims in HIPAA compliant format. However, CMS announced in August 2005 that Medicare would partially end its “contingency plan” on September 30, 2005 and at such time as the “contingency plan” moratorium ends in respect of any or all non-Medicare payers, we may experience delays in submitting claims or receiving payments if we or our non-Medicare payers are unable to comply fully with the regulations. There is no reliable information available as to the expiration of this moratorium in respect of non-Medicare payers. Also, if we or our payers experience this difficulty and if CMS were to adopt a “strict enforcement” posture, we could be required to exchange the information using paper. If we are forced to submit paper claims to payers, it will significantly increase our costs associated with billing and could delay payment of claims adversely affecting our collection of revenues.

                The compliance date of HIPAA regulations requiring us to establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information pursuant to the findings of our risk analyses was April 21, 2005.  While we think we are in compliance with such regulations, we are continually in the process of conducting the mandated risk analyses and determining whether any gaps in safeguards exist. Significant administrative and financial resources could be required to address any such gaps, including costs from making changes to our information systems.

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

William L. Hough, our President and Chief Operating Officer; Joseph D. Moore, our Executive Vice President, Chief Financial Officer and Treasurer; and Keith B. Pitts, our Vice Chairman. In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.

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

Item 2.    Properties.

                A listing of our owned acute hospitals is included in Item 1 of this report under the caption “Business-Our Facilities”.  We also own or lease space for outpatient service facilities complementary to our hospitals and own and operate certain medical office buildings (some of which are joint ventures) associated with our hospitals that are occupied primarily by physicians who practice at our hospitals.  The most significant of these complementary outpatient healthcare facilities are two surgery centers in Orange County, California, five diagnostic imaging centers in metropolitan Phoenix, Arizona and five diagnostic imaging centers in San Antonio, Texas. Most of these outpatient facilities are in leased facilities, and the surgery centers and the diagnostic imaging centers in San Antonio are owned and operated in joint ventures where we have minority partners.

                We currently lease approximately 40,500 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.

                Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs.  Our obligations under our senior credit facilities are secured by a pledge of substantially all of our assets, including first priority mortgages on each of our hospitals.  Also, our properties are subject to various federal, state and local statutes and ordinances regulating their operation.  Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results from operations.

Item 3.    Legal Proceedings.

                We are subject to claims and lawsuits arising in the ordinary course of business, including potential claims related to care and treatment provided at our hospitals and our complementary outpatient services facilities.  Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

                For the status of an informal regulatory investigation as a result of a recent voluntary submission by us to the OIG, see “Item 1. Business – Risk Factors - Providers in the healthcare industry have been the subject of federal and state investigations, whistleblower lawsuits and class action litigation, and we may become subject to investigations, whistleblower lawsuits or class action litigation in the future.”

Item 4.    Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of stockholders during the fourth quarter ended June 30, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                There is no established public trading market for our common stock.  At September 1, 2005, there were five holders of record of our common stock.  These holders are VHS Holdings LLC and four investment funds affiliated with Blackstone.

                The Company has not declared or paid any dividends on its common stock in its two most recent fiscal years.  We intend to retain all current and foreseeable future earnings to support operations and finance expansion.  Our senior secured credit facility and the indentures governing our long-term indebtedness restrict our ability to pay cash dividends on our common stock.  For information in respect of securities authorized under our equity compensation plans, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information.”

Item 6.    Selected Financial Data.

                The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2005 (including the predecessor and successor periods). The selected historical financial data as of and for each of the predecessor years ended June 30, 2001, 2002, 2003, 2004 and the combined predecessor and successor year ended June 30, 2005 were derived from our audited consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. Comparability of the selected historical financial and operating data has been impacted by the timing of acquisitions completed during fiscal 2001, 2002, 2003, 2004 and 2005. Please read the section on “Impact of Acquisitions” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

					Combined Basis Year Ended June 30, 2005	Predecessor July 1, 2004 through September 22, 2004	Successor September 23, 2004 through June 30, 2005
	Predecessor

	Year Ended June 30,

	2001	2002	2003	2004

	(Dollars in millions, except Operating Data)
Statement of Operations Data:
Revenues	$667.8	$910.6	$1,340.5	$1,782.8	$2,268.9	$449.6	$1,819.3
Costs and expenses:
Salaries and benefits (including stock compensation of $0, $0, $0, $0.1, $97.4, $96.7 and $0.7, respectively)	323.6	384.4	578.4	740.9	1,033.4	275.4	758.0
Supplies	92.9	116.1	202.6	283.0	374.2	72.3	301.9
Medical claims expense	30.8	132.0	160.8	211.8	237.2	55.0	182.2
Provision for doubtful accounts	56.8	53.3	73.4	118.2	151.3	31.5	119.8
Other operating expenses	111.4	152.8	216.6	256.0	325.4	65.0	260.4
Depreciation and amortization	23.8	29.5	46.9	64.7	82.0	17.4	64.6
Interest, net	16.6	26.7	34.9	43.1	88.3	9.8	78.5
Debt extinguishment costs	—	6.6	—	4.9	62.2	62.2	—
Minority interests	0.8	0.8	0.7	(2.5)	(0.4)	(0.5)	0.1
Merger expenses	—	—	—	—	23.3	23.1	0.2
Other expenses	0.4	(1.3)	(1.6)	(2.3)	3.7	0.4	3.3

	657.1	900.9	1,312.7	1,717.8	2,380.6	611.6	1,769.0

Income (loss) before income taxes	10.7	9.7	27.8	65.0	(111.7)	(162.0)	50.3
Income tax expense (benefit)	0.5	2.9	10.9	24.9	(33.6)	(51.3)	17.7

Net income (loss)	10.2	6.8	16.9	40.1	(78.1)	(110.7)	32.6
Preferred dividends	(1.7)	(1.8)	(2.8)	(4.0)	(1.0)	(1.0)	—

Net income (loss) attributable to common stockholders	$8.5	$5.0	$14.1	$36.1	$(79.1)	$(111.7)	$32.6

Balance Sheet Data:
Assets	$640.4	$851.9	$1,226.9	$1,427.8	$2,471.7		$2,471.7
Long-term debt, including current portion	163.4	314.8	479.4	623.5	1,357.1		1,357.1
Payable-in-Kind Preferred Stock	22.3	24.1	57.0	61.0	—		—
Working capital	15.3	87.9	37.1	162.7	77.7		77.7
Other Financial Data:
Capital expenditures	$26.6	$35.1	$98.5	$151.0	$238.2	$29.8	$208.4
Cash flow from operating activities	6.7	44.7	117.7	109.0	201.8	78.8	123.0
Cash flow used in investing activities	(38.1)	(135.4)	(344.0)	(225.1)	(324.3)	(50.0)	(274.3)
Cash flow from financing activities	26.7	134.0	198.1	139.0	151.6	(20.0)	171.6
Operating Data: (unaudited)
Number of hospital at end of period	8	10	15	16	19
Number of licensed beds at end of period (a)	1,676	2,207	3,666	3,784	4,557
Discharges (b)	65,175	75,364	114,327	147,600	171,110
Adjusted discharges - hospitals (c)	98,907	111,692	167,166	215,958	262,780
Net revenue per adjusted discharge – hospitals (d)	$5,604	$6,006	$6,290	$6,477	$6,899
Patient days (e)	266,007	305,370	477,791	619,465	731,797
Adjusted patient days – hospitals (f)	402,353	452,768	691,286	906,358	1,123,846
Average length of stay (days) (g)	4.1	4.1	4.2	4.2	4.3
Outpatient surgeries (h)	32,297	37,245	49,745	60,717	73,921
Emergency room visits (i)	225,202	296,732	392,972	511,066	591,886
Occupancy rate (j)	48.1%	46.1%	44.9%	45.0%	48.1%

					Combined Basis Year Ended June 30, 2005	Predecessor July 1, 2004 through September 22, 2004	Successor September 23, 2004 through June 30, 2005
	Predecessor

	Year Ended June 30,

	2001	2002	2003	2004

	(Dollars in millions, except Operating Data)

Average daily census (k)	728.8	837.0	1,309.0	1,693.0	2,005.0
Member lives (l)	107,400	122,500	130,700	142,200	146,700
Medical claims expense percentage (m)	55.9%	71.4%	73.5%	72.1%	71.1%	76.1%	69.8%

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)

Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(c)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient volumes. Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation enables management to assess hospital volumes by a combined measure of inpatient and outpatient utilization.

(d)

Net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(e)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(f)

Adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation is an indicator of combined inpatient and outpatient volumes.

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(k)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(l)	Member lives represent the total number of enrollees in PHP and MHP as of the end of the respective period.

(m)	Medical claims expense percentage is calculated by dividing medical claims expense by premium revenues.

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the merger (as discussed below). Accordingly, the discussion and analysis of historical periods do not reflect the significant impact the merger had. We have presented the information for the year ended June 30, 2005 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of operating results to the prior year period. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under “Item 6. Selected Financial Data.”

                The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1. Business - Risk Factors” included elsewhere herein. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Merger Transaction

                On September 23, 2004, The Blackstone Group and certain of its affiliates (collectively “Blackstone”) purchased approximately 66% of our equity interests (the “merger”). Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) own the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the merger, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes, our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the merger by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under our new senior secured credit facilities and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of senior management also purchased $5.7 million of the equity incentive units in VHS Holdings LLC.  Our new senior secured credit facilities include a $250.0 million revolving credit facility, of which $23.0 million was borrowed and $33.4 million of capacity was utilized for letters of credit as of June 30, 2005.  Our new senior credit facilities also include $325.0 million in delayed draw term loan facilities. We borrowed $60.0 million under the delayed draw term loan facilities to finance the acquisition of three acute-care hospitals and related healthcare businesses in Massachusetts from subsidiaries of Tenet Healthcare Corporation on December 31, 2004, and we borrowed $90.0 million to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures on February 18, 2005.  We are allowed to borrow the remaining $175.0 million under the delayed draw term loan facilities at any time prior to September 23, 2005.

Overview

                We own and operate 19 hospitals with a total of 4,557 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts.  We also own two health plans: a Medicaid managed health plan, Phoenix Health Plan (“PHP”), which served approximately 100,200 members in Arizona as of June 30, 2005; and MacNeal Health Providers (“MHP”), which had responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 46,500 member lives in metropolitan Chicago, Illinois, as of June 30, 2005.  Our objective is to provide high-quality, cost-effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate.  We focus our business development efforts and operations on hospital and other related healthcare facilities where we see an opportunity to improve operating performance and profitability and increase market share.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

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

•

Implementing programs and procedures to improve the quality of healthcare services provided to our patients.  We have implemented multiple initiatives to improve quality of care including: 1) Facilitating a working environment from the top down that prioritizes quality of care; 2) Refining and updating our training programs for chief nursing officers, quality directors, physicians and other clinical staff on a continual basis; 3) Sharing information among our hospitals to implement best practices and 4) Employing chief medical officers at the regional level to review and improve clinical protocols. We have implemented clinical information systems in our hospitals that allow us to monitor compliance with clinical protocols and standards including those necessary to meet or exceed accreditation and regulatory requirements.  We also utilize patient care evaluations and satisfaction surveys from patients, physicians and employees to measure the results of our quality of care objectives.  We believe that the core of our success is the quality of care we provide, and that each of our strategic goals and objectives is an extension of this core principle.

•

Expanding the spectrum of healthcare services provided by our facilities.  Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused healthcare networks provides us greater flexibility in implementing broader service offerings in an efficient manner.  As we expand our service offerings and grow patient volumes, we seek to recruit and retain physicians and nurses and to invest resources in capital projects including upgrading our existing facility framework and expanding facilities.  Expanding facilities may include constructing new facilities or increasing capacities at existing facilities.  For example, during 2003, we built West Valley Hospital in underserved western metropolitan Phoenix.  Also, construction has begun or is in the planning stages that will increase capacities at seven of our hospitals in San Antonio and metropolitan Phoenix.  We have spent approximately $89.6 million related to six of these expansion projects through June 30, 2005 and expect to spend approximately an additional $244.6 million through fiscal 2008 for those six projects.

•

Fostering a partnership culture with physicians and healthcare professionals.  We believe that the keys to providing the most effective and efficient healthcare services are effective recruiting and retention programs, continual training and education support for physicians and other healthcare professionals and maintenance of facilities and equipment that are desirable vehicles for the practice of medicine.  Our relationships with the University of Chicago at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate our commitment to professional development for physicians and other healthcare professionals.  We believe these initiatives will serve as a cornerstone to build partnering relationships with employees and physicians to ensure we have the expertise necessary to carry out our mission in all areas of our healthcare facilities.  We also intend to increase our participation, consistent with applicable laws, in the development of joint venture partnerships with physicians in those situations where such relationships fit our strategic objectives.

•

Identifying geographic markets  that provide a strategic fit with our goals and objectives and leveraging population growth in existing markets.  We expect to continue pursuing acquisition activities in existing or new markets where we can obtain significant market share and capture additional business from the aging U.S. population.  According to the U.S. Census Bureau there were approximately 35 million

Americans aged 65 or older in the United States in 2000, comprising approximately 12.4% of the total U.S. population.  By the year 2010 the number of these elderly persons is expected to climb to 40 million, or 13.0% of the total population.  We believe our initiatives will position us to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets and improving market share in existing markets provide opportunities to expand services to those communities, provide flexibility in negotiations with managed care and other third party payers and strengthen recruiting initiatives.

                Although we expect the above initiatives to increase our patient volumes, the following risk factors could offset those increases to revenues.

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  For the year ended June 30, 2005, managed care (including Medicare and Medicaid managed care plans and commercial plans), Medicare and Medicaid payers accounted for 52%, 31% and 7% of patient service revenues, respectively.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the healthcare services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues.  However, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to improve reimbursement and maintain patient volumes.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare diagnosis related group payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  During the year ended June 30, 2005, 66% of total surgeries performed in our facilities were performed on an outpatient basis.  Outpatient revenues as a percentage of total gross patient revenues were 35.1% and 38.5% during the years ended June 30, 2004 and 2005, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which we expect to increase demand for inpatient services.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

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

                On December 31, 2004, certain of our subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  We paid $87.4 million at closing, including the base purchase price of $104.7 million for the property, plant and equipment and investments of the Massachusetts hospitals less $17.3 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  We funded the purchase price by borrowing $60.0 million of the $150.0 million acquisition delayed draw term facility under our new senior secured credit facilities, entered into in connection with the merger, and by using $27.4 million of cash on hand.  We invested an additional $37.4 million during our third fiscal quarter related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, we borrowed the remaining $90.0 million available to us under the acquisition delayed draw term loan facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital expenditures at the Massachusetts hospitals and our other hospitals.  Operating results for the Massachusetts hospitals are included in our consolidated statements of operations for the second half of our fiscal year ended June 30, 2005.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the year ended June 30, 2005, we experienced a 15.9% increase in discharges and a 21.7% increase in hospital adjusted discharges compared to the same period in fiscal 2004 partially due to the acquisition of the Massachusetts hospitals.  On a same hospital basis, the period over period increases in discharges and hospital adjusted discharges were 4.4% and 6.3%, respectively.  The following table provides details of discharges by payer for the years ended June 30, 2003, 2004 and 2005.

	Year ended June 30,

	2003	2004	2005

Medicare	32,993	45,236	52,543
Medicaid	13,872	16,421	20,871
Managed care	63,052	79,309	89,938
Self pay	2,505	4,816	5,247
Other	1,905	1,818	2,511

Total	114,327	147,600	171,110

                We attribute the same hospital volume improvements to expanded service offerings including complementary subacute services, new contracts negotiated with certain managed care providers, physician initiatives and our market-driven management strategies.  We expect these strategies to continue to result in future growth in revenues and volumes.  However, restoring the community’s confidence in hospitals we have acquired from previous owners and staying ahead of our competition in the markets we serve may be difficult to achieve.

                The majority of our revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Patient revenues per adjusted hospital discharge increased 6.5% from $6,477 during fiscal 2004 to $6,899 during fiscal 2005.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts.  On a same hospital basis, patient revenues per adjusted hospital discharge increased by 6.6% to $6,907 during fiscal 2005, from $6,477 during fiscal 2004.  We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total diagnosis related group payments.  To achieve this mandate, in recent years CMS has periodically increased the cost threshold used to determine eligibility for and allocation of available Medicare outlier payments, although the threshold will decrease for the upcoming 2006 Medicare fiscal year.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our ratio of Medicare outlier payments to Medicare DRG payments is approximately 1.9%.  Thus, we do not believe that we have a high level of outlier payments.  We also do not believe that our current level of outlier payments will be materially affected by recent regulations set forth by CMS.

                We recognize premium revenues from PHP and MHP.  Premium revenues increased by $39.7 million or 13.5% during fiscal 2005 compared to fiscal 2004.  The primary reason for this revenue increase was the 17,000-member increase in PHP membership during October 2003 and an increase in per member capitation rates.  On October 1, 2003, a competing plan withdrew from the AHCCCS program, and its members were allocated to other plans, including PHP.  Our contract with AHCCCS was renewed during fiscal 2004 for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  Should our contract with AHCCCS terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable.  The following table provides a summary of our accounts receivable by age since discharge date for both insured and uninsured payers as of June 30, 2003, 2004 and 2005 (in millions).

June 30, 2003	0-90 days	91-180 days	Over 180 days	Total

Insured	$233.9	$32.5	$19.1	$285.5
Self-Pay(1)	$32.6	$28.6	$7.1	$68.3

Total(2)	$266.5	$61.1	$26.2	$353.8

June 30, 2004	0-90 days	91-180 days	Over 180 days	Total

Insured	$258.5	$29.0	$16.7	$304.2
Self-Pay(1)	$42.2	$35.3	$10.2	$87.7

Total(2)	$300.7	$64.3	$26.9	$391.9

June 30, 2005	0-90 days(3)	91-180 days(3)	Over 180 days	Total

Insured	$360.9	$44.8	$21.5	$427.2
Self-Pay(1)	$53.8	$45.4	$10.0	$109.2

Total(2)	$414.7	$90.2	$31.5	$536.4

____________________
(1)	Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer.

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

                Our combined allowance for bad debts and allowance for charity care covered 76.4% and 90.5% of self-pay accounts receivable as of June 30, 2004 and 2005, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections increased by 24.8% on a same hospital basis during fiscal 2005.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

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

                The 2003 Act also decreases hospital reimbursement in a few areas, including, but not limited to, a provision denying updates to hospitals with “high-cost” direct medical education programs.  In addition, for federal fiscal years 2005, 2006 and 2007, the Act confirms current law that hospitals are to receive full market basket updates for these years, but now conditions such update amounts upon a hospital providing CMS with specific quality data relating to the quality of services provided. Those hospitals failing to provide CMS with the required data will receive an update equal to the market basket minus 0.4%. Our hospitals are complying with this reporting requirement.  Overall, we believe that the 2003 Act may have a positive impact on our operating results, especially if future legislation does not decrease the full market basket updates for federal fiscal years 2006 and 2007 for those hospitals complying with the new reporting requirement.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines.  CMS has indicated that it is aware of no regulations or guidelines preventing implementation of such policies.  During the fiscal years ended 2003, 2004 and 2005, we deducted $27.4 million, $37.1 million and $55.6 million of charity care from revenues, respectively.

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

                Volatility of Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. Since 2001, the cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  While premium prices have begun to decline during the past two years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  Some states, including Texas and Illinois, have recently passed tort reform legislation or are considering such legislation to place limits on non-economic damages.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

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

                Effective January 1, 2004, minimum nurse to patient ratios for various hospital departments went into effect in the state of California.  These requirements apply at all times, including scheduled break and meal periods, and place an additional burden on our already challenging California nurse staffing strategies.  Even more stringent ratios for medical/surgical units have now taken effect in 2005.  We estimate that our additional staffing costs from existing regulations could exceed $2.5 million on an annual basis in California.  If similar regulations were adopted in other states in which we operate, our future operating results and cash flows could be materially adversely affected.

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

                Revenues and Revenue Deductions

                We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, contractual adjustments are applied to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until we receive payment. We derive most of our patient service revenues from healthcare services provided to patients with Medicare or managed care insurance (including commercial insurance) coverage. During fiscal 2004 and 2005, combined Medicare and managed care revenues accounted for 81% and 82% of net patient revenues, respectively.  For those same periods, Medicaid revenues accounted for 7% of net patient revenues.  Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of our patient revenues, either on a gross or net basis.

                Medicare regulations and our principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates because the level of services authorized and provided and the related reimbursement for such services are often subject to interpretation that could result in payments that differ from our estimates. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements resulted in increases to patient service revenues of $6.4 million, $10.9 million and $6.1 million during the years ended June 30, 2003, 2004 and 2005, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2003, 2004 and 2005, we deducted $27.4 million, $37.1 million and $55.6 million of charity care from revenues, respectively.

                We had premium revenues of $218.8 million, $293.8 million and $333.5 million during the years ended June 30, 2003, 2004 and 2005, respectively.  Our health plans have agreements with AHCCCS and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants or the number of AHCCCS enrollees in the plans.  Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect outstanding receivables from third party payers is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 22.0% and 24.0% of accounts receivable, net of contractual discounts, as of June 30, 2004 and 2005, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. We estimate the allowance for doubtful accounts primarily using a standard policy that reserves 100% of accounts receivable that remain outstanding for a pre-determined number of days subsequent to discharge date and reserves a pre-determined percentage of accounts receivable due from patients. We continually monitor our accounts receivable balances and utilize multiple tools to ensure that our allowance for doubtful accounts policy provides a reasonable basis for our estimate. These tools include a quarterly hindsight calculation that utilizes write-off data from the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time, cash collections analyses and other key ratios that consider payer mix and other relevant data. We believe that our standard policy is flexible to adapt to changing collection trends and our procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates.

                Insurance Reserves

                Given the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level. We maintain excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. We estimate our reserve for professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident and case logs and other actuarial data.  We adjust these reserves from time to time as we receive updated information.  As of June 30, 2004 and 2005, our professional and general liability accrual for asserted and unasserted claims was approximately $40.9 million and $50.5 million, respectively.  During the years ended June 30, 2003, 2004 and 2005, our total provision for professional and general liability losses was approximately $17.6 million, $22.0 million and $18.8 million, respectively.  During the years ended June 30, 2003, 2004 and 2005, we paid approximately $7.4 million, $7.6 million and $9.2 million, respectively, in professional and general liability claims and expenses. The estimated accrual for professional and general liability and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which we have owned many of our healthcare facilities as occurrence data under previous ownership or for the industry as a whole may not necessarily reflect occurrence data under our ownership.  While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                During the years ended June 30, 2003, 2004 and 2005, medical claims expense was approximately $160.8 million, $211.8 million and $237.2 million, respectively, primarily representing medical claims of PHP.  We estimate our reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees, age of enrollees and certain enrollee health indicators. The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $41.6 million and $51.2 million as of June 30, 2004 and 2005, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2003, 2004 and 2005, approximately $24.9 million, $29.0 million and $36.6 million, respectively, of accrued and paid claims for services provided to our health plan enrollees by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by enrollees in our health plans.

                Income Taxes

                We believe that our tax return provisions are accurate and supportable, but certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. To reflect the possibility that all of our tax positions may not be sustained, we maintain tax reserves that are subject to adjustment as updated information becomes available or as circumstances change. We record the impact of tax reserve changes to our income tax provision in the period in which the additional information, including the progress of tax audits, is obtained.  We also estimate a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized in future periods.  When establishing a valuation allowance, we consider all relative information including ongoing feasible tax planning strategies.  We adjust our valuation allowance estimate and record the impact of such change to our income tax provision in the period in which management determines that the realization of the deferred tax assets has changed.

Selected Operating Statistics

                The following table sets forth certain operating statistics for the periods indicated below. Same hospital results for fiscal 2003 are not presented because the acquisitions during fiscal 2003 affect the comparability between the periods as a result of how the same hospital indicators are defined below.

	Year Ended June 30,

Actual:	2003	2004	2005

Number of hospitals at end of period	15	16	19
Number of licensed beds at end of period	3,666	3,784	4,557
Discharges (a)	114,327	147,600	171,110
Adjusted discharges - hospitals (b)	167,166	215,958	262,780
Net revenue per adjusted discharge-hospitals (c)	$6,290	$6,477	$6,899
Patient days (d)	477,791	619,465	731,797
Adjusted patient days-hospitals (e)	691,286	906,358	1,123,846
Average length of stay (days) (f)	4.2	4.2	4.3
Outpatient surgeries (g)	49,745	60,717	73,921
Emergency room visits (h)	392,972	511,066	591,886
Occupancy rate (i)	44.9%	45.0%	48.1%
Average daily census (j)	1,309.0	1,693.0	2,005.0
Member lives (k)	130,700	142,200	146,700
Medical claims expense percentage (l)	73.5%	72.1%	71.1%

	Year ended June 30,

Same hospital:	2004	2005

Number of hospitals at end of period	16	16
Total revenues (in millions) (m)	$1,782.8	$2,028.7
Patient service revenues (in millions) (n)	$1,489.0	$1,816.6
Discharges (o)	147,600	154,089
Average length of stay (days) (p)	4.2	4.2
Patient days (q)	619,465	649,708
Adjusted discharges-hospitals (r)	215,958	229,619
Adjusted patient days-hospitals (s)	906,358	968,174
Net revenue per adjusted discharge-hospitals (t)	$6,477	$6,907
Outpatient surgeries (u)	60,717	64,081
Emergency room visits (v)	511,066	534,971

____________________
(a)

Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(b)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined hospital inpatient and outpatient volumes. Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation enables management to assess hospital volumes by a combined measure of inpatient and outpatient utilization.

(c)

Net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharge-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(d)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(e)

Adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation is an indicator of combined inpatient and outpatient volumes.

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(j)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(k)	Member lives represent the total number of enrollees in PHP and MHP as of the end of the respective period.

(l)	Medical claims expense percentage is calculated by dividing medical claims expense by premium revenues.

(m)	Same hospital total revenues represent revenues from entities owned (including health plans) for the full 12 months of both years presented.

(n)	Same hospital patient service revenues represent patient service revenues (excluding health plan premium revenues) from entities owned for the full 12 months of both years presented.

(o)	Same hospital discharges represent discharges for hospitals owned for the full 12 months of both years presented.

(p)	Same hospital average length stay represent average length of stay days for hospitals owned for the full 12 months of both years presented.

(q)	Same hospital patient days represent patient days for hospitals owned for the full 12 months of both years presented.

(r)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the full 12 months of both years presented.

(s)

Same hospital adjusted patient days-hospitals is calculated by multiplying patient days by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues for all hospitals owned for the full 12 months of both years presented.

(t)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharges-hospitals for those hospitals owned for the full 12 months of both years presented. This statistic measures the average net payment expected to be received for a patient’s stay in those hospitals owned during both respective periods.

(u)

Same hospital outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers owned for the full 12 months of both years presented, on an outpatient basis (patient overnight stays not necessary).

(v)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital or freestanding emergency room owned for the full 12 months of both years presented, regardless of whether an overnight stay is subsequently required.

Results of Operations

                The following tables present a summary of our operating results for the respective periods shown.

	Year Ended June 30,

	2003		2004		2005

Actual:	Amount	%	Amount	%	Amount	%

	(Dollars in millions)

Patient service revenues	$1,121.7	83.7%	$1,489.0	83.5%	$1,935.4	85.3%
Premium revenues	218.8	16.3	293.8	16.5	333.5	14.7

Total revenues	1,340.5	100.0	1,782.8	100.0	2,268.9	100.0
Salaries and benefits (including stock compensation of $0.0, $0.1 and $97.4, respectively)	578.4	43.2	740.9	41.6	1,033.4	45.6
Supplies	202.6	15.1	283.0	15.9	374.2	16.5
Medical claims expense	160.8	12.0	211.8	11.9	237.2	10.4
Provision for doubtful accounts	73.4	5.5	118.2	6.7	151.3	6.7
Other operating expenses	216.6	16.1	256.0	14.3	325.4	14.4
Depreciation and amortization	46.9	3.5	64.7	3.6	82.0	3.6
Interest, net	34.9	2.6	43.1	2.4	88.3	3.9
Debt extinguishment costs	–	–	4.9	0.3	62.2	2.7
Merger expenses	–	–	–	–	23.3	1.0
Other expenses	(0.9)	(0.1)	(4.8)	(0.3)	3.3	0.1

Income (loss) before income taxes	27.8	2.1	65.0	3.6	(111.7)	(4.9)
Provision for income taxes	10.9	0.8	24.9	1.4	(33.6)	(1.5)

Net income (loss)	$16.9	1.3%	$40.1	2.2%	$(78.1)	(3.4)%

	Year Ended June 30,

	2004		2005

Same hospital:	Amount	%	Amount	%

	(Dollars in millions)

Patient service revenues	$1,489.0	83.5%	$1,695.2	83.6%
Premium revenues	293.8	16.5	333.5	16.4

Total revenues	1,782.8	100.0	2,028.7	100.0
Salaries and benefits (including stock compensation of $0.1 and $97.4, respectively)	740.9	41.6	905.4	44.6
Supplies	283.0	15.9	330.3	16.3
Medical claims expense	211.8	11.9	238.7	11.8
Provision for doubtful accounts	118.2	6.7	139.1	6.9
Other operating expenses	256.0	14.3	286.2	14.1
Depreciation and amortization	64.7	3.6	76.9	3.8
Interest, net	43.1	2.4	88.3	4.4
Debt extinguishment costs	4.9	0.3	62.2	3.1
Merger expenses	–	0.0	23.3	1.1
Other expenses	(4.8)	(0.3)	3.3	0.1

Income (loss) before income taxes	$65.0	3.6%	$(125.0)	(6.2)%

Year ended June 30, 2005 compared to Year ended June 30, 2004

                Revenues.  Revenues increased by $486.1 million during fiscal 2005 compared fiscal 2004 due to the acquisition of the Massachusetts hospitals, same hospital volume increases and improved reimbursement for services provided.  Hospital adjusted discharges increased by 21.7% during fiscal 2005.  Emergency room visits increased by 15.8% and outpatient surgery volumes increased by 21.7% during fiscal 2005.  Same hospital revenues increased by $245.9 million or 13.8% as a result of increases in same hospital adjusted discharges, emergency room visits and outpatient surgeries of 6.3%, 4.7% and 5.5%, respectively.  In addition, same hospital net revenue per hospital adjusted discharge increased 6.6% year over year.  Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such healthcare services created by the high population growth in most of the markets we serve.  We expect same hospital growth to continue during our fiscal year 2006, although factors outside our control including patient demand for healthcare services and increased competition could limit our ability to sustain revenue growth.

                Premium revenues increased by 13.5% during fiscal 2005 as a result of a year over year increase in average enrollees at PHP, per member rate increases and increases in reinsurance and supplemental revenues.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 6.5% during fiscal 2005.  We continue to negotiate with managed care payers to receive favorable reimbursement for our services.  We have made considerable progress in these negotiations during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs.  The acuity of care required by our patients also affects this statistic.  We continually identify and implement services that enable us to maximize our return on investment and address the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion, surgery unit expansion, specialty service expansions and intra-market resource sharing strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, radiation therapy, women’s services, cardiac, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings, primary care clinics and surgery centers.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $2,380.6 million or 104.9% of total revenues during fiscal 2005, compared to 96.4% during fiscal 2004.  During fiscal 2005, we incurred approximately $186.2 million of merger-related costs including stock compensation, debt extinguishment costs, merger expenses and monitoring fees.  Absent these merger-related costs, total costs and expenses as a percentage of revenues would have been 96.7%.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues increased to 45.6% during fiscal 2005 from 41.6% during fiscal 2004.  As a result of the merger, stock compensation expense increased from $0.1 million during fiscal year 2004 to $97.4 million during fiscal 2005.  Absent the effect of stock compensation, salaries and benefits as a percentage of revenues would have been 41.3% during fiscal 2005.  On a same hospital basis, absent the effect of stock compensation, salaries and benefits as a percentage of total revenues decreased to 39.8% during fiscal 2005 as a result of our care management, nurse utilization and service expansion strategies.  Our improvements in this same hospital ratio were offset by higher salaries and benefits in our newly-acquired Massachusetts hospitals, in which approximately 1,100 of our employees are unionized and participate in collective bargaining agreements with the hospitals.

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

•

Supplies.  Supplies as a percentage of total revenues increased to 16.5% in total and 16.3% on a same hospital basis during fiscal 2005 compared to 15.9% during fiscal 2004 primarily due to increased acuity of services provided to our patients and increased costs of supplies and pharmaceuticals.  Our same hospital orthopedic and cardiac surgical volumes, which typically utilize more costly supplies, increased year over year.  We expect this ratio to stabilize as we continue to implement our materials management strategies. These improvements may be offset, however, by continued price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug eluting stents.

•

Medical claims expense.  Medical claims expense as a percentage of premium revenues decreased to 71.1% during fiscal 2005 compared to 72.1% during fiscal 2004.  This ratio decreased primarily due to our change from a cash basis to an accrual basis for eliminating in consolidation the impact of healthcare services provided by our hospitals to enrollees in our health plans during fiscal 2005. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $36.6 million, or 13.4% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2005.

•

Provision for doubtful accounts.  During fiscal 2005, the provision for doubtful accounts as a percentage of patient service revenues decreased to 7.8% from 7.9% during fiscal 2004.  During fiscal 2005, our self-pay revenues as a percentage of patient service revenues decreased to 11.1% from 11.7% during fiscal 2004 partly due to lower self pay utilization at our Massachusetts hospitals.  On a same hospital basis, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.2% during fiscal 2005.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  In June 2004, we expanded our charity care guidelines resulting in a decrease in revenues and a reduction in bad debts.  During fiscal 2004 and 2005, we recorded $37.1 million and $55.6 million of charity care revenue deductions, respectively.  On a combined basis, the provision for doubtful accounts and charity care expense as a percentage of patient service revenues increased to 10.7% during fiscal 2005 compared to 10.4% during fiscal 2004.  On a same hospital basis, the combined provision for doubtful accounts and charity care expense as a percentage of patient service revenues increased from 10.4% during fiscal 2004 to 11.1% during fiscal 2005.

                Other operating expenses.  Other operating expenses include, among others, purchased services, insurance, property taxes, rents and leases, repairs and maintenance and utilities.  Other operating expenses as a percentage of total revenues remained consistent year over year.

                Other.  Depreciation and amortization remained consistent year over year at 3.6% of total revenues.  We adjusted the values and lives of our property, plant and equipment as of the merger date based upon an independent appraisal.  Net interest as a percentage of total revenues increased to 3.9% during fiscal 2005 compared to 2.4% during fiscal 2004 as a result of the additional debt incurred to finance the merger and the $150.0 million in delayed draw term loan borrowings subsequent to the merger.  As a result of the merger, we incurred $62.2 million in debt extinguishment costs during fiscal 2005, an increase of $57.3 million from fiscal 2004, and $23.3 million in merger expenses.

                Income taxes.  Our effective tax rate decreased from approximately 38.3% during fiscal 2004 to approximately 30.1% during fiscal 2005 primarily as a result of certain merger-related costs that were not deductible for tax purposes.

                Net income.  The $118.2 million year over year decrease in net income resulted primarily from our improved operating results offset by increased interest expense and the merger-related costs incurred during the current year.

Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003

                Revenues.  $292.1 million of the $442.3 million increase in total revenues during fiscal 2004 related to our five hospitals and related healthcare business in San Antonio acquired on January 1, 2003, while same hospital revenues improved by $150.2 million. Same hospital adjusted discharges increased by 6.6% during fiscal 2004. Same hospital emergency room visits and outpatient surgery volumes increased by 11.8% and 6.5%, respectively, during fiscal 2004. Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such healthcare services created by the high population growth in the markets we serve.

                Membership in PHP increased from approximately 78,700 at June 30, 2003 to approximately 94,600 at June 30, 2004. The membership increase primarily related to the increased number of individuals eligible for coverage under the Arizona Medicaid program since the enactment of Proposition 204 and the decisions by competing plans to discontinue their services in the counties we serve during October 2003.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 2.8% during fiscal 2004. We continue to negotiate with managed care payers to receive favorable reimbursement for our services. We have made considerable progress in these negotiations during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs. The acuity of care required by our patients also affects this statistic. We continually identify and implement services that enable us to maximize our return on investment and meet the needs of our patients.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $1,717.8 million or 96.4% of total revenues during fiscal 2004, an improvement from 97.9% during fiscal 2003. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent our most significant costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.6% during fiscal 2004 from 43.2% during fiscal 2003. The decrease resulted partly from a $75.0 million increase in premium revenues, which did not result in a significant increase in related salaries and benefits. Absent the effect of the increased premium revenues, this ratio would have increased slightly to 43.4% during fiscal 2004 compared to 43.2% during fiscal 2003.

The national nursing shortage hindered our ability to control salaries and benefits. We experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets and were required to utilize more costly temporary nurse staffing. Additionally, state mandated increased nurse staffing ratios went into effect in California on January 1, 2004, which further exacerbated the nursing shortage.

•

Supplies.  Supplies as a percentage of total revenues increased to 15.9% during fiscal 2004 from 15.1% during fiscal 2003. Supplies as a percentage of patient service revenues increased to 19.0% during fiscal 2004 compared to 18.1% during fiscal 2003. These increases were primarily due to the increase in the acuity of services provided during fiscal 2004, including increased orthopedic and cardiology services.

•

Medical claims expense.  The $51.0 million increase in medical claims was due to the significant year over year increase in enrollees at PHP. Medical claims expense as a percentage of premium revenues decreased to 72.1% during fiscal 2004 compared to 73.5% during fiscal 2003 due to changes in the utilization of healthcare services by our enrollees. We added a significant number of new members during fiscal 2004 resulting in a change in acuity of our average enrollee. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $29.0 million, or 12.0% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2004.

•

Provision for doubtful accounts.  During fiscal 2004, the provision for doubtful accounts as a percentage of patient service revenues increased to 7.9% from 6.5% during fiscal 2003. During fiscal 2004, we experienced a slight increase in self-pay revenues as a percentage of patient service revenues. Due to general economic conditions, collecting outstanding self-pay accounts became increasingly difficult.

Additionally, our provision for doubtful accounts was reduced in fiscal 2003 by the effects of greater than expected collections of accounts receivable included with hospital acquisitions. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. During fiscal 2003 and 2004, we recorded $27.4 million and $37.1 million of charity care revenue deductions, respectively. Also, the implementation of Proposition 204 in Arizona, which expanded Medicaid coverage to include many previously uninsured patients, countered the trend of the increasing rate of self-pay revenues to patient service revenues.

                Other operating expenses.  Other operating expenses include, among others, purchased services, insurance, property taxes, rents and leases, repairs and maintenance and utilities.  Other operating expenses as a percentage of total revenues decreased to 14.3% during fiscal 2004 compared to 16.1% during fiscal 2003 primarily as a result of our initiatives to eliminate outsourcing arrangements in certain departments of recently acquired hospitals and to utilize additional in-house resources in those departments.

                Other.  Depreciation and amortization as a percentage of total revenues increased to 3.6% during fiscal 2004 compared to 3.5% during fiscal 2003 as a result of our capital improvement and expansion initiatives.  The slight decrease in net interest as a percentage of total revenues during fiscal 2004 resulted from our ability to fund capital expenditures for most of fiscal 2004 with operating cash.  We did not make significant new debt borrowings until May 2004, when we refinanced our then existing senior credit facility.  We incurred $4.9 million of debt extinguishment costs related to this refinancing.

                Income taxes.  The effective tax rate decreased slightly from 39.2% in fiscal 2003 to 38.3% in fiscal 2004. A portion of this decrease is due to having a full year of operations for our San Antonio facilities during 2004, for which the state income tax rate is less than our remaining mix of business.

                Net income.  The $23.2 million year over year increase in net income resulted from the increased revenues as described above in excess of increased expenses. Net income during fiscal 2004 was adversely affected by increases in depreciation and amortization, net interest and income taxes of $17.8 million, $8.2 million and $14.0 million, respectively, from fiscal 2003 amounts. We view these costs as products of our strategic growth initiative.

Liquidity and Capital Resources

                Operating Activities

                At June 30, 2005, we had working capital of $77.7 million, including cash and cash equivalents of $79.2 million. Working capital at June 30, 2004 was $162.7 million. The decrease in working capital was primarily due to excess cash on hand as of June 30, 2004 from the 2004 credit facility refinancing proceeds. Cash provided by operating activities increased from $109.0 million during fiscal 2004 to $201.8 million during fiscal 2005. The significant increase was due to our improved operational performance during the current year combined with a $19.2 decrease in cash used to fund working capital items.  Our net revenue days in accounts receivable decreased from 59 days during fiscal 2004 to 53 days during fiscal 2005 as a result of improved upfront cash collections and a decrease in self-pay utilization.

                Investing Activities

                Cash used in investing activities increased from $225.1 million during fiscal 2004 to $324.3 million during fiscal 2005, primarily as a result of the $51.2 million of direct acquisition costs we paid during fiscal 2005 related to the merger, the $87.4 million purchase price paid for the Massachusetts hospitals and an $87.2 million period over period increase in capital expenditures offset by a $116.0 million change in net proceeds related to short-term investments.

                We spent $238.2 million for capital expenditures during fiscal 2005.  In May 2004 and July 2005, our board of directors approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix. We estimate that these projects will cost a total of approximately $334.2 million, including capitalized interest costs.  Through June 30, 2005, we have spent approximately $89.6 million related to these projects and expect to incur the remaining $244.6 million during our next three fiscal years.  All of these projects will result in additional capacity at each of the six hospitals.  In addition, most of the projects will facilitate an expansion of clinical service capabilities.  The following table summarizes these major expansion projects as of September 1, 2005.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Open

Phoenix
Arrowhead Hospital	Q4 FY 04	Q1 FY 07	100(5)	✓	✓	✓
Paradise Valley Hospital	Q3 FY 06	Q1 FY 08	22(4)	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q2 FY 07	39	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q4 FY 06	33(3)	✓	✓	✓
St. Luke’s Baptist Hospital	Q1 FY 06	Q3 FY 07	27

____________________
(1)	Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project will allow for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of 18 previously licensed beds.
(5)	40 of these beds were added during the fourth quarter of fiscal 2005.

                We anticipate spending a total of $325.0 million to $350.0 million in capital expenditures during fiscal 2006.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash flows from operations and availability under our senior credit facilities. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities

                Cash provided by financing activities increased from $139.0 million during fiscal 2004 to $151.6 million during fiscal 2005, as a result of the merger on September 23, 2004.

                After completing the merger and acquiring the Massachusetts hospitals, we had significantly more debt. We expect to fund our future liquidity needs with cash from operations and amounts available under our senior credit facilities. We also expect to borrow the remaining $175.0 million of delayed draw term loans available to us under our senior credit facilities on or prior to September 23, 2005. On August 25, 2005, we received commitments from lenders pursuant to an amendment to our senior credit facilities to refinance on September 26, 2005 our approximate $795.7 million of term loans then projected to be outstanding thereunder with new replacement term loans in the same amount bearing interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum. These interest rates reflect a savings of 1.00% per annum over our current interest rate options for term loans under our senior credit facilities. The amendment made no change to our revolving credit facility. Our ability to borrow the delayed draw term loans and to consummate the refinancing of our outstanding term loans are subject to certain conditions and there can be no assurances that all such conditions will be satisfied. We expect that our primary future liquidity requirements will be for debt service, working capital and capital expenditures.

                As of June 30, 2005, we had outstanding $1,357.1 million in aggregate indebtedness, including $23.0 million borrowed under the revolving credit facility to achieve compliance with an annual minimum liquidity ratio requirement set forth by AHCCCS at our PHP subsidiary.  The $23.0 million borrowing was repaid on July 1, 2005.  As of September 13, 2005, we had $211.2 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $38.8 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. However, prior to October 1, 2009, the interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

                Our senior credit facilities consist of a revolving credit facility and term loan facilities. Our revolving credit facility provides for loans in a total principal amount of up to $250.0 million, and matures in September 2010. The initial term loan facility, which matures in September 2011, provides for loans in a total principal amount of up to $800.0 million as follows: (1) $475.0 million borrowed on September 23, 2004 to finance the merger, to refinance our existing indebtedness and to pay fees and expenses relating thereto; (2) up to $150.0 million available to finance the acquisition(s) of hospitals and related businesses provided that any such acquisition(s) occurred by February 20, 2005 and (3) until September 23, 2005, up to $175.0 million available for working capital, capital expenditures and other general corporate purposes.  We borrowed $60.0 million under the $150.0 million acquisition delayed draw term loan facility on December 31, 2004 in order to fund the acquisition purchase price of the Massachusetts hospitals.  On February 18, 2005, we borrowed the remaining $90.0 million to fund the working capital buildup at the Massachusetts hospitals and to fund capital expenditures.  In addition, upon the occurrence of certain events, we may request that incremental term loans be added to our existing senior credit facilities in amounts not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.

                The term borrowings under the senior credit facilities bear interest at a rate equal to, at our option, a base rate plus 2.25% per annum or LIBOR plus 3.25% per annum. The borrowings under the revolving credit facility currently bear interest at a rate equal to, at our option, a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum, but are subject to increase by up to 50 basis points should our leverage ratio deteriorate.

                In addition to paying interest on outstanding principal under the senior credit facilities, we are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum.  We are also required to pay commitment fees to the lenders under the credit facility at a rate equal to 2.25% per annum in respect of the unutilized commitments under the $175.0 million term loan facility that expires on September 23, 2005 for working capital, capital expenditures and other general corporate purposes. We also pay customary letter of credit fees.

                The senior credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by our subsidiaries and enter into hedging agreements. In addition, the senior credit facilities require us to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

                As of June 30, 2005, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	1.80x	2.90x
Total leverage ratio limit	6.35x	3.80x
Senior leverage ratio limit	3.95x	1.58x

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

                We expect that cash generated from our operations, our expected $175.0 million borrowing under the delayed draw term loan facilities and cash available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our refinanced senior credit facilities will be available to enable us to meet these requirements and needs.

                We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we might have to draw upon amounts available under our refinanced senior credit facilities or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, should our operating results and borrowing capacities not sufficiently support these capital projects or acquisition opportunities, our growth strategies may not be fully realized. Our future operating performance, ability to service or refinance our new debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with their payment dates as of June 30, 2005.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$89.3	$202.0	$193.6	$1,847.7	$2,332.6
Capital lease obligations	1.5	0.4	–	–	1.9
Operating leases	23.3	37.1	22.8	42.5	125.7
Purchase obligations	29.8	–	–	–	29.8
Health claims payable	51.2	–	–	–	51.2
Estimated self-insurance liabilities	17.4	30.5	13.3	4.5	65.7

Subtotal	$212.5	$270.0	$229.7	$1,894.7	$2,606.9

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements	$125.5	$7.0	$–	$12.3	$144.8
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	–	33.4	33.4
Physician commitments	8.4	–	–	–	8.4
Minimum rent revenue commitments	0.1	0.3	0.3	0.8	1.5

Subtotal	$152.0	$7.3	$0.3	$46.5	$206.1

Total obligations and commitments	$364.5	$277.3	$230.0	$1,941.2	$2,813.0

                California has a statute and regulations that require hospitals to meet certain seismic performance standards. Hospitals that do not meet the standards may be required to retrofit their facilities. We have filed our required compliance plans with the State of California. We expect to comply with the initial seismic requirements at all of our California facilities by 2013. We expect to incur approximately $12.5 million in costs to meet our compliance plan. Upon completion of the $12.5 million in improvements, our California facilities will be compliant with the seismic regulations and standards through 2029. We estimate that the majority of the square footage in our California facilities will be compliant with the seismic regulations and standards that come into effect during 2030 once we have completed our $12.5 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements.

Healthcare Reform

                In recent years, an increasing number of legislative proposals have been introduced or proposed to Congress and in some state legislatures that would significantly affect the services provided by and reimbursement to healthcare providers in our markets. The cost of certain proposals would be funded in significant part by reduction in payments by government programs, including Medicare and Medicaid, to healthcare providers or by taxes levied on hospitals or other providers. While we are unable to predict which, if any, proposals for healthcare reform will be adopted, we cannot assure you that proposals adverse to our business will not be adopted.

Federal and State Regulation and Investigations

                The healthcare industry is subject to extensive federal, state and local laws and regulations relating to licensing, conduct of operations, ownership of facilities, addition of facilities and services, confidentiality and security issues associated with medical records, financial arrangements with physicians and other referral sources, and billing for services and prices for services. These laws and regulations are extremely complex and the penalties for violations are severe. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. As a result of these laws and regulations, some of our activities could become the subject of governmental investigations or inquiries. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies. Several hospital companies have settled allegations raised during such investigations for substantial sums out of concern for the possible exclusion from the Medicare and Medicaid programs. In the event of a determination that we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed.

Effects of Inflation and Changing Prices

                Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Revenues for acute hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. We believe that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

                We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of June 30, 2005, we had in place $1,050.0 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $800.0 million in term loans maturing in September 2011, of which $175.0 million consists of an undrawn delayed draw term loan facility, and a $250.0 million revolving credit facility maturing in September 2010 (of which $23.0 million was outstanding as of June 30, 2005 and $33.4 million of capacity was utilized by outstanding letters of credit.) Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on pre-tax income and cash flows of approximately $0.8 million.

                The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. The revolving credit facility matures in September 2010. The $620.7 million in outstanding term loans and delayed draw term loans bear interest at the alternate base rate plus a margin of 2.25% per annum or the LIBOR rate plus a margin of 3.25% per annum and matures in September 2011.

                From time to time, we use derivatives such as interest rate swaps to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

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

                    Changes in Internal Control Over Financial Reporting

                    There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

                    None.

PART III

Item 10.     Directors and Executive Officers of the Registrant.

                    The table below presents information with respect to the members of our board of directors and our executive officers and their ages as of September 1, 2005.

Name	Age	Position
Charles N. Martin, Jr.	62	Chairman of the Board & Chief Executive Officer; Director
William L. Hough	53	President & Chief Operating Officer
Keith B. Pitts	48	Vice Chairman
Joseph D. Moore	58	Executive Vice President, Chief Financial Officer & Treasurer
Ronald P. Soltman	59	Executive Vice President, General Counsel & Secretary
Reginald M. Ballantyne III	61	Senior Vice President-Market Strategy & Government Affairs
James Bonnette, M.D.	54	Senior Vice President & Chief Medical Officer
Bruce F. Chafin	49	Senior Vice President-Compliance & Ethics
J. Michael Cowling	54	Senior Vice President-Operations
Alan N. Cranford	47	Senior Vice President & Chief Information Officer
Robert E. Galloway	60	Senior Vice President-Development
James Johnston	61	Senior Vice President-Human Resources
Phillip W. Roe	44	Senior Vice President, Controller & Chief Accounting Officer
James H. Spalding	46	Senior Vice President, Assistant General Counsel & Assistant Secretary
Alan G. Thomas	51	Senior Vice President-Operations Finance
Kent H. Wallace	50	Senior Vice President-Operations
Thomas M. Ways	55	Senior Vice President-Managed Care & Physician Integration
Beverly Weber	58	Senior Vice President-Operations
Neil P. Simpkins	39	Director
Benjamin J. Jenkins	34	Director
Michael A. Dal Bello	34	Director
Eric T. Fry	38	Director

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

                William L. Hough has served as Vanguard’s Chief Operating Officer since July 1997 and was a director of Vanguard from July 1997 until September 2004. Mr. Hough was elected Vanguard’s President on May 31, 2001, and prior thereto he had been an Executive Vice President. From August 1995 until January 1997, he was Executive Vice President and Chief Operating Officer of OrNda. From September 1987 to April 1995, Mr. Hough served in various executive positions with HealthTrust, Inc., including Group Vice President from May 1994 to April 1995, and Regional Vice President from April 1990 to April 1994.

                Keith B. Pitts has been Vanguard’s Vice Chairman since May 2001, was a director of Vanguard from August 1999 until September 2004, and was an Executive Vice President of Vanguard from August 1999 until May 2001. Prior thereto, from November 1997 until June 1999, he was the Chairman and Chief Executive Officer of Mariner Post-Acute Network, Inc. and its predecessor, Paragon Health Network, Inc., which is a nursing home management company. Prior thereto from August 1992 until January 1997, Mr. Pitts served as Executive Vice President and Chief Financial Officer of OrNda.

                Joseph D. Moore has served as Vanguard’s Executive Vice President, Chief Financial Officer and Treasurer since July 1997 and was a director of Vanguard from July 1997 until September 2004. From February

1994 to April 1997, he was Senior Vice President - Development of Columbia/HCA Healthcare Corporation (“Columbia”), a hospital management company. Mr. Moore first joined Hospital Corporation of America (a predecessor of Columbia) in April 1970, rising to Senior Vice President - Finance and Development in January 1993.

                Ronald P. Soltman has been Vanguard’s Executive Vice President, General Counsel and Secretary since July 1997 and was a director of Vanguard from July 1997 until September 2004. From April 1994 until January 1997, he was Senior Vice President, General Counsel and Secretary of OrNda. From February 1994 until March 1994, he was Vice President and Assistant General Counsel of Columbia. From 1984 until February 1994, he was Vice President and Assistant General Counsel of Hospital Corporation of America.

                Reginald M. Ballantyne III, joined Vanguard in May 2001 and has served as Senior Vice President - Market Strategy & Government Affairs of Vanguard since January 2002. From 1984 to 2001, he served as President of PMH Health Resources, Inc. (“PMH”), an Arizona based multi-unit healthcare system. In February 2001, PMH filed a Chapter 11 proceeding in order to implement the sale of the business and assets of PMH to Vanguard. Prior to 1984, Mr. Ballantyne served as President of Phoenix Memorial Hospital in Phoenix, Arizona. Mr. Ballantyne served as Chairman of the American Hospital Association (“AHA”) in 1997 and as Speaker of the AHA House of Delegates in 1998. He is a Fellow of the American College of Healthcare Executives (“ACHE”) and a recipient of the ACHE Gold Medal Award for Management Excellence. Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the AHA Committee of Commissioners from 1992 until 1995. Mr. Ballantyne has previously served as a director of Superior Consultant Holdings Corporation and is currently a director of several privately held companies.

                James Bonnette, M.D., has served as Senior Vice President and Chief Medical Officer of Vanguard since November 2004. Prior thereto he was Vice President & Chief Medical Officer of Vanguard from November 2002 to November 2004. Prior thereto from November 2001 to November 2002 he was Vice President - Clinical Operations of Vanguard. Prior thereto he was Vice President - Materials Management of Vanguard from November 2000 to November 2001. Prior thereto from October 1999 to November 2000 he was Vice President and Chief Medical Officer of CoActive Systems (formerly, Health Connections, Inc.) of Nashville, TN, a company engaged in the business of staffing nurse triage call centers for hospitals and HMO’s and disease management services.

                Bruce F. Chafin has served as Senior Vice President - Compliance & Ethics of Vanguard since July 1997. Prior thereto, from April 1995 to January 1997, he served as Vice President - Compliance & Ethics of OrNda.

                J. Michael Cowling has served as a Senior Vice President - Operations of Vanguard since August 1, 2005. Prior thereto from August 2004 to July 2005 he was President of Baptist Montclair Hospital, a 534-bed acute care hospital located in Birmingham, Alabama. Prior thereto from May 1998 to August 2004 Mr. Cowling was a Regional Vice President Operations of MedCath Corporation of Charlotte, NC, a hospital management company that owns acute care hospitals in a number of states which focus primarily on the diagnosis and treatment of cardiovascular disease.

                Alan N. Cranford has served as Senior Vice President and Chief Information Officer of Vanguard since September 2003. Prior thereto from June 2000 to August 2003 and from May 1995 to May 2000 he was Senior Vice President - Operations, and Vice President - Operations, respectively, of Tenet Healthcare Corporation, an investor-owned, hospital management company (“Tenet”).

                Robert E. Galloway has served as Senior Vice President - Development of Vanguard since October 1997. Prior thereto from August 1993 to September 1997, he was Vice President - Development of Columbia and its predecessor, Columbia Hospital Corporation.

                James Johnston has served as Senior Vice President - Human Resources of Vanguard since July 1997. Prior thereto from November 1995 to January 1997, he served as Senior Vice President - Human Resources of OrNda.

                Phillip W. Roe has been Senior Vice President, Controller and Chief Accounting Officer of Vanguard since July 1997. Prior thereto he was Senior Vice President, Controller and Chief Accounting Officer of OrNda from

September 1996 until January 1997. Prior thereto, from October 1994 until September 1996, Mr. Roe was Vice President, Controller and Chief Accounting Officer of OrNda.

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

                Alan G. Thomas has been Senior Vice President - Operations Finance of Vanguard since July 1997. Prior thereto, Mr. Thomas was Senior Vice President - Hospital Financial Operations of OrNda from April 1995 until January 1997. Prior thereto he was Vice President - Reimbursement and Revenue Enhancement of OrNda from June 1994 until April 1995.

                Kent H. Wallace has been a Senior Vice President - Operations of Vanguard since February 2003. Prior thereto from July 2001 to December 2002 he was Regional Vice President of Province Healthcare Company of Brentwood, Tennessee, an owner and operator of 20 non-urban, acute care hospitals in 13 states of the United States. During this time Mr. Wallace had managerial responsibility for seven of these hospitals. From June 1999 until June 2001 Mr. Wallace was President and Chief Executive Officer of Custom Curb, Inc. of Chattanooga, Tennessee, a family owned company which manufactured roof accessories. Prior thereto from January 1997 until May 1999 Mr. Wallace was a Vice President - Acquisitions and Development of Tenet.

                Thomas M. Ways has served as Senior Vice President - Managed Care & Physician Integration of Vanguard since March 1998. Prior thereto from February 1997 to February 1998, he was Chief Executive Officer of MSO/Physician Practice Development for the Southern California Region of Tenet. Prior thereto from August 1994 to January 1997, he was Vice President - Physician Integration of OrNda.

                Beverly Weber has served as Senior Vice President - Operations of Vanguard since November 2004. Prior thereto she was Vice President - Regional Operations of Vanguard from February 2004 to November 2004. Prior thereto she was Chief Executive Officer of MacNeal Hospital in Berwyn, IL from April 2001 to February 2004. Prior thereto she was Vice President and  Chief Nursing Officer of MacNeal Hospital from February 1999 to April 2001. Vanguard acquired MacNeal Hospital in February 2000.

                Neil P. Simpkins became a member of Vanguard’s board of directors on September 23, 2004.. Mr. Simpkins has served as a Senior Managing Director of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Chairman of the board of directors of TRW Automotive Inc.

                Benjamin J. Jenkins became a member of Vanguard’s board of directors on September 23, 2004. Mr. Jenkins has been a Principal in the Private Equity group of Blackstone since 1999. Previously, Mr. Jenkins was an Associate at Saunders Karp & Megrue. Prior to that, Mr. Jenkins worked in the Mergers & Acquisitions Department at Morgan Stanley & Co. Mr. Jenkins holds a B.A. in Economics from Stanford University and an M.B.A. from Harvard Business School. He currently serves on the supervisory board of Celanese AG and is a director of Celanese Corporation and Global Tower Partners.

                Michael A. Dal Bello became a member of Vanguard’s board of directors on September 23, 2004. Mr. Dal Bello has been an Associate in the Private Equity Group of Blackstone since 2002 and is actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company.

                Eric T. Fry has served as a director of Vanguard since May 1998. Since September 2004, he has been a Managing Director of Metalmark Capital LLC, a new independent private equity firm established by the former principals of Morgan Stanley Capital Partners, including Mr. Fry, which began managing the existing Morgan

Stanley Capital Partners funds in September 2004. Prior thereto, Mr. Fry was employed by Morgan Stanley & Co. Incorporated initially in 1989 and was a Managing Director of both Morgan Stanley & Co. Incorporated and Morgan Stanley Capital Partners from December 2001 until September 2004. He is also a director of ACG Holdings, Inc., American Color Graphics, Inc., EnerSys and several privately held companies.

Composition of the Board of Directors

                General

                The board of directors of Vanguard consists of five members, three of whom were nominated by Blackstone, one of whom was nominated by MSCP and one of whom is our chief executive officer (and, if our chief executive officer is not Charles N. Martin, Jr., such other person designated by senior management (the “Manager Representative”)). Blackstone has the right to increase the size of this board to nine members, with two additional directors to be designated by Blackstone and two additional directors to be independent persons identified by our chief executive officer and acceptable to Blackstone. MSCP and, subject to the conditions above, senior management, will each continue to be entitled to nominate and elect one director unless and until the respective group ceases to own at least 50.0% of the Class A membership units in VHS Holdings LLC (“Holdings”) owned on September 23, 2004.  Holdings acquired Vanguard pursuant to a merger (the “Merger”) on September 23, 2004.  See “Item 1. Business – The Merger”.

                Committees

                Our board of directors currently does not have any standing committees, including an audit committee. Our entire board of directors is acting as our audit committee to oversee our accounting and financial reporting processes and the audits of our financial statements, as allowed under the Securities Exchange Act of 1934 for issuers without securities listed on a national securities exchange or on an automated national quotation system. Additionally, because our securities are not so listed, our board of directors is not required to have on it a person who qualifies under the rules of the Securities and Exchange Commission as an “audit committee financial expert” or as having accounting or financial management expertise under the similar rules of the national securities exchanges. While our board of directors has not designated any of its members as an audit committee financial expert, we believe that each of the current board members is fully qualified to address any accounting, financial reporting or audit issues that may come before it.

                Code of Ethics

                We have adopted a Code of Business Conduct and Ethics for all of our employees, a copy of which has been posted on our Internet website at www.vanguardhealth.com/CodeEthicsMay2004.pdf. Our Code of Business Conduct and Ethics is a “code of ethics”, as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission.  Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Item 11. Executive Compensation

                As an independent company, we have established executive compensation practices that link compensation with our performance as a company. We will continually review our executive compensation programs to ensure that they are competitive.

                The following table sets forth, for the fiscal year ended June 30, 2005, the compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of the registrant, Vanguard. We refer to these persons as our named executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (c)	Other Annual Compensation ($) (a)	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation ($) (b)

Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer	2005	1,014,998	2,145,230	0	(d)	0	9.714
	2004	945,000	810,000	0	0	0	9,564
	2003	900,000	540,000	0	0	0	9,564

William L. Hough President & Chief Operating Officer	2005	614,075	1,220,620	0	(d)	0	7,392
	2004	577,500	440,000	0	0	0	7,242
	2003	550,000	330,000	0	0	0	5,500

Joseph D. Moore Executive Vice President, Chief Financial Officer & Treasurer	2005	558,250	773,200	0	(d)	0	2,322
	2004	525,000	300,000	0	0	0	2,322
	2003	500,000	200,000	0	0	0	0

Keith B. Pitts Vice Chairman	2005	614,075	3,075,483	0	(d)	0	6,960
	2004	577,500	440,000	0	0	0	6,810
	2003	550,000	330,000	0	0	0	6,310

Kent H. Wallace Senior Vice President-Operations	2005	402,525	745,039	0	(d)	200	625
	2004	390,775	377,300	187,647	0	0	810
	2003	208,542	355,782	0	0	450	0

____________________
(a)

An “0” in this column means that no such compensation was paid other than perquisites and other personal benefits which have not been included because their aggregate value provided to any of the named executive officers was below the reporting threshold established by the Securities and Exchange Commission.  Other Annual Compensation of $187,647 for Mr. Wallace in fiscal 2004 represents our payment to him of $185,287 to reimburse him for certain relocation expenses in his move to San Antonio, Texas, to commence employment with Vanguard and $2,360 to reimburse him for club dues.

(b)

The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2005 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,150; Mr. Hough: $6,150; Mr. Moore: $0; Mr. Pitts: $6,150; and Mr. Wallace: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Hough: $1,242; Mr. Moore: $2,322; Mr. Pitts: $810; and Mr. Wallace: $625.  The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in  fiscal 2004 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,000; Mr. Hough: $6,000; Mr. Moore: $0; Mr. Pitts: $6,000; and Mr. Wallace: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Hough: $1,242; Mr. Moore: $2,322; Mr. Pitts: $810; and Mr. Wallace: $810.  The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2003 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,000; Mr. Hough: $5,500; Mr. Moore: $0; Mr. Pitts: $5,500; and Mr. Wallace: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Hough: $0; Mr. Moore: $0; Mr. Pitts: $810; and Mr. Wallace: $0.

(c)

In respect of the bonus amounts shown for fiscal year 2005, $917,730, $498,520, $339,900, $498,520 and $383,939 of these aggregate amounts for Messrs. Martin, Hough, Moore, Pitts and Wallace, respectively, were paid to these executives in September 2005 under the Company’s 2001 Annual Incentive Plan for reaching performance targets in fiscal year 2005 and $1,227,500, $722,100, $433,300, $722,100 and $361,100 of these aggregate amounts for Messrs. Martin, Hough, Moore, Pitts and Wallace, respectively, were paid to these officers as one-time Merger completion bonuses on or about September 23, 2004.  $1,854,863 of this aggregate amount for Mr. Pitts reflects a one-time bonus payment to him on September 23, 2004, in connection with the cancellation just prior to the Merger of 5,275 stock options granted to him in August 2000 under Vanguard’s former 1998 Stock Option Plan as part of his recruitment package to Vanguard.

(d)

On September 23, 2004, in connection with completion of the Merger, these executive officers purchased for cash unvested class B, C and D units in Holdings at a purchase price equal to the estimated fair market value of these units. See the discussion below in “Holdings LLC Units Plan – Holdings LLC Units Held by Certain of our Managers” below in this Item 11. The vesting of these units are subject to the passing of time, continued employment to the period of complete vesting and certain other conditions, as discussed below. Since there is no market in the Holdings units or Vanguard shares of common stock, the Company cannot estimate the value of these units if they were completely to vest. Unvested B, C and D units have no rights to dividend payments or rights upon liquidation or dissolution of Holdings (other than a return of their purchase price).

Stock Option Grants During Fiscal 2005

                During the fiscal year ended June 30, 2005, the grants of stock options under our stock-based employee benefit plans to the named executive officers were as follows.

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Market Price on Date of Grant ($/Sh)	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(a)

						0%	5%	10%
Charles N. Martin, Jr.	–	–	–	–	–	–	–	–
William L. Hough	–	–	–	–	–	–	–	–
Joseph D. Moore	–	–	–	–	–	–	–	–
Keith B. Pitts	–	–	–	–	–	–	–	–
Kent H. Wallace	200 (b)	0.5	1,701.18	1,701.18	8/8/14	0	213,973	542,249

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

(b)

25% of the stock options vest on each of the first four anniversaries of the August 8, 2004 grant date of these options.  These options were cancelled immediately before the effective time of the Merger on September 23, 2004 and the Company paid Mr. Wallace pursuant to the Merger Agreement the excess of the per share Merger consideration over the per share exercise price of these options.

Aggregate Option Exercises During Fiscal 2005 and Fiscal Year-End Option Values

                The following table sets forth information with respect to the named executive officers concerning their exercise of stock options during the fiscal year ended June 30, 2005 and in respect of the number and value of unexercised options held by each of them as of June 30, 2005.

Name	Shares Acquired on Exercise (#)(a)	Value Realized ($)(b)	Number of Securities Underlying Unexercised Options At Fiscal Year-End(#)		Value of Unexercised In-the-Money Options At Fiscal Year-End($)(a)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Charles N. Martin, Jr.	4,814	21,161,032	0	0	0	0
William L. Hough	1,627	7,152,395	0	0	0	0
Joseph D. Moore	1,578	6,937,019	0	0	0	0
Keith B. Pitts	6,543	27,414,099	0	0	0	0
Kent H. Wallace	650	1,861,834	0	0	0	0

____________________
(a)

Represents in-the-money options in Vanguard held by the named executive officers at September 23, 2004, just immediately before the Merger. Pursuant to the Merger Agreement these options were cancelled at or immediately prior to the effective time of the Merger in consideration for the payment to them promptly thereafter of the excess of the Merger consideration over the exercise price of these options.

(b)	Represents the difference between the per share Merger consideration and the per share exercise price of the options.

Stock Option Exercises, Holdings and Fiscal Year-End Values

                At our fiscal year end June 30, 2005, none of the named executive officers owned any stock options exercisable into shares of Vanguard’s common stock and none of them exercised any of their stock options earlier in the fiscal year.

Compensation Committee Interlocks and Insider Participation

                During fiscal 2005, we had no compensation committee of our board of directors.  Messrs. Martin, Hough, Moore and Pitts, four of the named executive officers, during fiscal 2005 participated in deliberations of our board of directors concerning executive officer compensation.

Director Compensation

                Historically, we have paid no compensation to members of our board of directors for their service.  We do, however, reimburse them for travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings of the boards. Members of these boards are not eligible to receive options pursuant to our option plans, as described in Item 11 under the caption “Our 2004 Stock Incentive Plan.”  As an independent company, we expect at some time in the future to establish directors’ compensation practices that will be aligned with creating and sustaining stockholder value.  No additional remuneration will be paid to officers or employees of ours who also serve as directors.

Annual Incentive Plan (Bonus) Awards

                The Board of Directors annually approves awards to be made under the Company's 2001 Annual Incentive Plan ("AIP"). Each year, the Board establishes earnings-related AIP goals for all of its executive officers, including the named executive officers, for the fiscal year. The executive officers are eligible to receive a cash award or awards based primarily on the extent to which the Company meets its pre-established earnings and/or cash flow goals. The Board determines one or more target awards for each executive officer, designates a Company performance level or levels required to earn each target bonus, determines a threshold performance level at which minimum awards are earned and determines a performance level that results in a maximum award to be paid. Target awards may vary among executives based on competitive market practices for comparable positions, their decision-making authority and their ability to affect financial performance.  Awards for executives may be increased or decreased by the Board of Directors on a discretionary basis.

                For fiscal year 2005, AIP awards for most executive officers were 50% based on the Company achieving certain consolidated EBITDA targets and 50% upon achieving certain consolidated free cash flow targets. Award maximum levels for these officers ranged from 25% to 45% of their base salaries for meeting the EBITDA maximum target and 25% to 45% of their base salaries for meeting the free cash flow maximum target. For officers responsible only for the operations of the various regions of the Company, their AIP awards were solely based upon regional EBITDA targets and their award targets ranged from 60% to 98% of their base salaries depending on the EBITDA levels actually obtained.

Holdings LLC Units Plan

                Holdings acquired Vanguard in the Merger on September 23, 2004.  The following contains a summary of the material terms of the Holdings LLC Units Plan, which we refer to as the 2004 Units Plan, pursuant to which Holdings may grant the right to purchase units to members of our management. Charles Martin, Larry Hough, Keith Pitts, Joseph Moore, Kent Wallace and certain other members of our management have been granted the right to purchase units under the 2004 Units Plan.

                General

                The 2004 Unit Plan permits the grant of the right to purchase Class A Units, Class B Units, Class C Units and Class D Units to employees of Holdings or its affiliates. A maximum of 117,067 Class A Units, 41,945 Class B Units, 41,945 Class C Units and 35,952 Class D Units may be subject to awards under the 2004 Unit Plan. Units covered by awards that expire, terminate or lapse will again be available for option or grant under the 2004 Unit Plan. On September 23, 2004, certain members of management purchased all 117,067 Class A Units for an aggregate purchase price of $117,067,000 and all 41,945 Class B units, all 41,945 Class C Units and all 35,952 of the Class D Units for an aggregate purchase price of $5.8 million.

                Administration

                The 2004 Unit Plan will be administered by a committee of Holdings’ board of representatives or, in the board of representatives’ discretion, the board of representatives. The committee has the sole discretion to determine the employees to whom awards may be granted under the 2004 Unit Plan, the number and/or class of Units to be covered by an award, the purchase price, if any, of such awards, determine the terms and conditions of any award and determine under what circumstances awards may be settled or cancelled. The committee is authorized to interpret the 2004 Unit Plan, to establish, amend and rescind any rules and regulations relating to the 2004 Unit Plan, and to make any other determinations that it deems necessary or desirable for the administration of the plan. The committee may correct any defect or supply any omission or reconcile any inconsistency in the 2004 Unit Plan in the manner and to the extent the committee deems necessary or desirable.

                Adjustments Upon Certain Events

                In the event of any changes in the Units by reason of any reorganization, recapitalization, merger, unit exchange or any other similar transaction, the board of representatives, in its sole discretion, may adjust (1) the number or kind of Units or other securities that may be issued or reserved for issuance pursuant to the 2004 Unit Plan or pursuant to any outstanding awards or (2) any other affected terms of such awards.

                Amendment and Termination

                The Holdings board of representatives may amend or terminate the 2004 Unit Plan at any time, provided that no amendment or termination is permitted that would diminish any rights of a management member pursuant to a previously granted award without his or her consent, subject to the committee’s authority to adjust awards upon certain events as described in the previous paragraph. No awards may be made under the 2004 Unit Plan after the tenth anniversary of the effective date of the plan.

                Holdings LLC Units Held by Certain of our Managers

                The units of Holdings consist of Class A units, Class B units, Class C units and Class D units. As of September 1, 2005, approximately 59.2% of Holdings’ Class A Units were held by Blackstone, approximately 20.8% were held by MSCP, approximately 18.8% were held by certain members of our management and approximately 1.2% were held by other investors. The Class B units, Class C units and Class D units are held exclusively by members of our senior management and all such units were purchased on September 23, 2004.

                Of our named executive officers, Charles N. Martin, Jr. owns 40,000 class A units, 8,913 class B units, 8,913 class C units and 7,640 class D units; William L. Hough owns 10,995 class A units, 5,243 class B units, 5,243 class C units and 4,494 class D units; Joseph D. Moore owns 10,450 class A units, 3,146 class B units, 3,146 class C units and 2,696 class D units; Keith B. Pitts owns 11,000 class A units, 5,243 class B units, 5,243 class C units and 4,494 class D units; and Kent H. Wallace owns 850 class A units, 2,622 class B units, 2,622 class C units and 2,247 class D units. As of September 1, 2005, none of the Class B, C or D units are vested, but 20% of such class B and D units will vest on September 23, 2005. See the vesting provisions in respect of the class A, B, C and D units in the discussion immediately below.

                Terms of the Holdings’ Class A Units, Class B Units, Class C Units and Class D Units

                The following is a summary of certain terms of the Holdings’ Class A units, Class B units, Class C units and Class D units and certain rights and restrictions applicable to those units.

                Class A units have economic characteristics that are similar to those of shares of common stock in a private corporation.  Subject to applicable law, only the holders of Class A units are entitled to vote on any matter.  Class A units are fully vested. The Class B units, Class C units and Class D units are subject to the vesting provisions described below.

                Class B units vest in five equal annual installments on the first five anniversaries of the date of purchase, subject to an employee’s continued service with Holdings and its affiliates.  However, the Class B units will vest earlier upon a change of control of Holdings. In the event of an employee’s termination of employment with Vanguard, other than due to termination by Vanguard for “cause” or by the employee without “good reason”, the employee shall be deemed vested in any Class B unit that would otherwise have vested in the calendar year in which such termination of employment occurs. No employee who holds Class B units will receive any distributions until the holders of the Class A units receive the aggregate amount invested for their Class A units. Following return of the aggregate amount invested for the Class A units, the holders of Class B units will be entitled to receive the amount of their investment in the Class B units and, once all the aggregate investment amount invested for all of the units has been returned to their holders, the vested Class B units will share in any distributions pro rata with the Class A units and vested Class C units.

                Class C units vest on the eighth anniversary of the date of purchase, subject to the employee’s continued service with Holdings and its affiliates. However, the Class C units will vest earlier upon the occurrence of a sale by Blackstone of at least 25.0% of its Class A Units at a price per Class A unit exceeding two and one-half times the price per Class A Unit invested by Blackstone in connection with the Merger. No employee who holds Class C units will receive any distributions until the holders of the Class A units receive the aggregate amount invested for their Class A units. Following return of the aggregate amount invested for the Class A units, the holders of Class C units will be entitled to receive the amount of their investment in the Class C units and, once all the aggregate investment amount invested for all of the units has been returned to their holders, the vested Class C units will share in any distributions pro rata with the Class A units and vested Class B units.

                Class D units vest in five equal annual installments on the fifth anniversary of the date of purchase, subject to an employee’s continued service with Holdings and its affiliates.  However, the Class D units will vest earlier upon a change of control of Holdings. In the event of an employee’s termination of employment with Vanguard, other than due to termination by Vanguard for “cause” or by the employee without “good reason”, the employee shall be deemed vested in any Class D unit that would otherwise have vested in the calendar year in which such termination of employment occurs. No employee who holds Class D units will receive any distributions until the holders of the Class A units receive the aggregate amount invested for their Class A units. Following return of the aggregate amount invested for the Class A units, the holders of Class D units will be entitled to receive the amount of their investment in the Class D units and, once all the aggregate investment amount invested for all of the units has been returned to their holders and the holders of the Class A units have received an amount representing a 300% return on their aggregate investment along with pro rata distributions to the vested Class B and Class C units, the vested Class D units will share in any distributions pro rata with the Class A units, the vested Class B units and the vested Class C units.

                Certain Rights and Restrictions Applicable to the Units Held by Our Managers

                The units held by members of our management are not transferable for a limited period of time except in certain circumstances. In addition, the units (other then Class A units) may be repurchased by Holdings, and in certain cases, Blackstone, in the event that the employees cease to be employed by us. Blackstone has the ability to force the employees to sell their units along with Blackstone if Blackstone decides to sell its units.

                The employees that hold units are entitled to participate in certain sales by Blackstone. In addition, in the event that Holdings were to make a public offering of its equity securities, the employees would have limited rights to participate in subsequent registered public offerings.

Our Employment Agreements

                On June 1, 1998, we entered into written employment agreements with our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and our General Counsel (Messrs. Martin, Hough, Moore and Soltman, respectively), which were amended and restated on September 23, 2004, to extend the term of the employment agreements for five years, and to provide that the Merger did not constitute a change in control under the agreements. On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman, and on September 23, 2004, his employment agreement was amended and restated

to extend the term of the employment agreement for five years, and to provide that the Merger did not constitute a change in control under the agreement.

                The term of each employment agreement will renew automatically for additional one-year periods, unless any such agreement is terminated by us or by the officer by delivering notice of termination no later than 90 days before the end of any such renewal term. The base salaries of Messrs. Martin, Hough, Moore, Soltman and Pitts under such written employment agreements are, during calendar year 2005, $1,019,700, $623,150, $566,500, $509,850 and $623,150, respectively. Pursuant to these agreements the officers are eligible to participate in an annual bonus plan giving each of them an opportunity to earn an annual bonus in such amount as our board of directors should determine, as well as pension, medical and other customary employee benefits. The terms of these agreements state that if the officer terminates his employment for Good Reason (as defined in the agreements) or if we terminate the officer’s employment without Cause (as defined in the agreements), he will receive within a specified time after the termination a payment of up to three times the sum of (i) his annual salary plus (ii) the average of the bonuses given to him in the two years immediately preceding his termination.

Our Severance Protection Agreements

                We provide our executives at the Vice President level and above (other than Messrs. Martin, Hough, Moore, Pitts and Soltman, who each have a written employment agreement containing severance provisions) with severance protection agreements granting them severance payments in amounts of 200% to 250% of annual salary and bonus. Generally, severance payments are due under these agreements if a change in control (as defined in the agreements) should occur and employment of the officer is terminated during the term of the agreement by us (or our successor) without Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreement). In addition, these agreements state that in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our 10% shareholders by 5% or more), the executives have an obligation to remain in our employ until the earliest of (1) six months after the Potential Change in Control; (2) a change in control; (3) a termination of employment by us; or (4) a termination of employment by the employee for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the executive had a Good Reason) or due to death, disability or retirement. On September 23, 2004, all the outstanding severance protection agreements were amended and restated to provide that the Merger did not constitute a change in control under the agreements, and that we would not terminate the agreements prior to the third anniversary of the closing of the Merger.

Our 2004 Stock Incentive Plan

                General

                The Company adopted the 2004 Stock Incentive Plan upon consummation of the Merger which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards with respect to the Company to employees of the Company or its affiliates. The awards available under the 2004 Stock Incentive Plan, together with Holdings’ equity incentive units, represent 20.0% of the fully-diluted equity of the Company at the closing of the Merger. Shares covered by awards that expire, terminate or lapse are again available for option or grant under the 2004 Stock Incentive Plan. The total number of shares of the Company’s common stock which may be issued under the 2004 Stock Incentive Plan is 67,409.  All of our previous option plans were terminated upon consummation of the Merger on September 23, 2004.

                Administration

                The 2004 Stock Incentive Plan is administered by a committee of the board of directors or, in the sole discretion of the board of directors, the board of directors. The committee has the sole discretion to determine the employees, representatives and consultants to whom awards may be granted under the 2004 Stock Incentive Plan and the manner in which such awards will vest. Options, stock appreciation rights, restricted stock and other stock-based awards will be granted by the committee to employees, representatives and consultants in such numbers and at such times during the term of the 2004 Stock Incentive Plan as the committee shall determine. The committee is authorized to interpret the 2004 Stock Incentive Plan, to establish, amend and rescind any rules and regulations relating to the 2004 Stock Incentive Plan, and to make any other determinations that it deems necessary or desirable for the administration of the plan. The committee may correct any defect or supply any omission or reconcile any inconsistency in the 2004 Stock Incentive Plan in the manner and to the extent the committee deems necessary or desirable.

                Stock Options and Stock Appreciation Rights

                Options granted under the 2004 Stock Incentive Plan are vested and exercisable at such times and upon such terms and conditions as may be determined by the committee, but in no event will an option be exercisable more than 10 years after it is granted. The exercise price per share for any option awarded is determined by the committee, but may not be less than 100% of the fair market value of a share on the day the option is granted with respect to incentive stock options.

                An option may be exercised by paying the exercise price in cash or its equivalent, and/or, to the extent permitted by the committee, shares, a combination of cash and shares or, if there is a public market for the shares, through the delivery of irrevocable instruments to a broker to sell the shares obtained upon the exercise of the option and to deliver to the Company an amount equal to the exercise price.

                The committee may grant stock appreciation rights independent of or in conjunction with an option. The exercise price of a stock appreciation right is an amount determined by the committee. Generally, each stock appreciation right entitles a participant upon exercise to an amount equal to (i) the excess of (1) the fair market value on the exercise date of one share over (2) the exercise price, times (ii) the number of shares covered by the stock appreciation right. Payment will be made in shares or in cash or partly in shares and partly in cash (any shares valued at fair market value), as determined by the committee.

                As of September 1, 2005, options to purchase 43,829 shares of the Company’s common stock (the “New Options”) were outstanding under the 2004 Stock Incentive Plan. The New Options were granted in part as “time options,” and in part as “performance options” which vest and become exercisable ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control of the Company), with 35% of the shares subject to the time options having an exercise price of $1,000 per share, with 30% of the shares subject to the performance options having an exercise price of $3,000 per share, and with the remainder of the shares granted in part as “liquidity options” having an exercise price of $1,000 per share and which shall become fully vested and exercisable upon the completion of any of certain designated business events, and in any event by the eighth anniversary of the date of grant. Any common stock for which such options are exercised are governed by a stockholders agreement, which is described below under “Item 13.  Certain Relationships and Related Transactions - Stockholders Agreement.”

                Other Stock-Based Awards

                The committee, in its sole discretion, may grant restricted stock, stock awards, stock appreciation rights, unrestricted stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of, the shares of the Company. Such other stock-based awards shall be in such form, and dependent on such conditions, as the committee shall determine, including, without limitation, the right to receive, or vest with respect to, one or more shares (or the equivalent cash value of such shares) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives.

                Adjustments Upon Certain Events

                In the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar transaction, the committee, in its sole discretion, may adjust (i) the number or kind of shares or other securities that may be issued or reserved for issuance pursuant to the 2004 Stock Incentive Plan or pursuant to any outstanding awards, (ii) the option price or exercise price and/or (iii) any other affected terms of such awards. In the event of a change of control, the committee may, in its sole discretion, provide for the (i) termination of an award upon the consummation of the change of control, but only if such award has vested and been paid out or the participant has been permitted to exercise the option in full for a period of not less than 30 days prior to the change of control, (ii) acceleration of all or any portion of an award, (iii) payment of a cash amount in exchange for the cancellation of an award, which, in the case of options and stock appreciation rights, may equal the excess, if any, of the fair market value of the shares subject to such options or stock appreciation rights over the aggregate option price or grant price of such option or stock appreciation rights, and/or (iv) issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted hereunder.

                Amendment and Termination

                The committee may amend or terminate the 2004 Stock Incentive Plan at any time, provided that no amendment or termination shall diminish any rights of a participant pursuant to a previously granted award without his or her consent, subject to the committee’s authority to adjust awards upon certain events (described under “Adjustments Upon Certain Events” above). No awards may be made under the 2004 Stock Incentive Plan after the tenth anniversary of the effective date of the plan.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                As of September 1, 2005, VHS Holdings LLC (“Holdings”) directly owned 624,550 of the outstanding shares of the common stock of Vanguard (representing a 83.3% ownership interest), certain investment funds affiliated with Blackstone directly owned 125,000 of the outstanding shares of the common stock of Vanguard (representing a 16.7% ownership interest) and no other person or entity had a direct beneficial ownership interest in the common stock of Vanguard. However, ignoring only the direct ownership of Holdings in the common stock of Vanguard, the following table sets forth information with respect to the direct or indirect beneficial ownership of the common stock of Vanguard as of September 1, 2005 by (1) each person (other than Holdings) known to own beneficially more than 5.0% of the common stock of Vanguard, (2) each named executive officer, (3) each of our directors and (4) all executive officers and directors as a group.  The indirect beneficial ownership of the common stock of Vanguard reflects the direct beneficial ownership of all Class A units and all vested Class B and D units of Holdings.

                Notwithstanding the beneficial ownership of the common stock of Vanguard presented below, the limited liability company agreement of Holdings governs the holders’ exercise of their voting rights with respect to election of Vanguard’s directors and certain other material events. See “Item 13.  Certain Relationships and Related Transactions - Holdings Limited Liability Company Agreement.”

Name of Beneficial Owner	Beneficial Ownership	Ownership Percentage

Blackstone Funds(1)	494,930	64.7%
MSCP Funds(2)	130,000	17.0%
Charles N. Martin Jr.(3)	43,311	5.7%
William L. Hough(4)	12,943	1.7%
Joseph D. Moore(5)	11,618	1.5%
Keith B. Pitts(6)	12,948	1.7%
Kent H. Wallace(7)	1,823	*
Neil P. Simpkins (1)	494,930	64.7%
Benjamin J. Jenkins	—(8)	—(8)
Michael A. Dal Bello	—(8)	—(8)
Eric T. Fry (9)	130,000	17.0%
All directors and executive officers as a group (22 persons) (10)	117,696	15.4%

____________________
*	Less than 1% of shares of common stock outstanding (excluding, in the case of all directors and executive officers as a group, shares beneficially owned by Blackstone and by the MSCP Funds).

(1)

Includes common stock interests directly and indirectly owned by each of Blackstone FCH Capital Partners IV L.P., Blackstone FCH Capital Partners IV-A L.P., Blackstone FCH Capital Partners IV-B L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., Blackstone Health Commitment Partners L.P. and Blackstone Health Commitment Partners-A L.P. (the “Blackstone Funds”), for which Blackstone Management Associates IV L.L.C. (“BMA”) is the general partner having voting and investment power over the membership interests in Holdings and the shares in Vanguard held or controlled by each of the Blackstone Funds. Mr. Simpkins is a member of BMA and disclaims any beneficial ownership of the membership interests or the shares beneficially owned by BMA. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the membership interests or shares held or controlled by the Blackstone Funds. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such membership interests and shares. The address of BMA and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154

(2)

The MSCP Funds consist of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors,  L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., and Morgan Stanley Dean Witter Capital Investors IV, L.P. The address of each such entity is c/o Metalmark Capital LLC, 1177 Avenue of the Americas, New York, New York 10036.

(3)	Includes 1,783 B units and 1,528 D units in Holdings which vest within 60 days of September 1, 2005.

(4)	Includes 1,049 B units and 899 D units in Holdings which vest within 60 days of September 1, 2005.

(5)	Includes 629 B units and 539 D units in Holdings which vest within 60 days of September 1, 2005.

(6)	Includes 1,049 B units and 899 D units in Holdings which vest within 60 days of September 1, 2005.

(7)	Includes 524 B units and 449 D units in Holdings which vest within 60 days of September 1, 2005.

(8)	Messrs. Jenkins and Dal Bello are employees of Blackstone, but do not have investment or voting control over the shares beneficially owned by Blackstone.

(9)

Mr. Fry is a Managing Director of Metalmark and exercises shared voting or investment power over the membership interests in Holdings owned by the MSCP Funds and, as a result, may be deemed to be the beneficial owner of such membership interests. Mr. Fry disclaims beneficial ownership of such membership interests as a result of his employment arrangements with Metalmark, except to the extent of his pecuniary interest therein ultimately realized.

(10)	Includes 7,864 B units and 6,742 D units in Holdings which vest within 60 days of September 1, 2005.

Equity Compensation Plan Information

                The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of Vanguard’s existing equity compensation plans as of June 30, 2005.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	$ 0	0

Equity compensation plans not approved by security holders	38,184 (1)	$ 1,600	29,225 (1)

Total	38,184	$ 1,600	29,225
____________________
(1) The material features of the equity compensation plan under which these options were issued are set forth in this report under “Item 11. Executive Compensation – Our 2004 Stock Incentive Plan.”

Item 13.     Certain Relationships and Related Transactions.

Holdings Limited Liability Company Agreement

                In the Merger, Blackstone invested, and MSCP, Baptist and the Rollover Management Investors re-invested, in our company by subscribing for and purchasing Class A membership units in Holdings. In addition, at the closing of the Merger, the board of representatives of Holdings issued to certain Rollover Management Investors Class B, C and D membership units in Holdings as part of a new equity incentive program.

                Under the limited liability company agreement of Holdings, the board of representatives of Holdings consists of the same five individuals who constitute the sole members of our board of directors. At Blackstone’s election, the size of the board of representatives may be increased to nine members, with two additional representatives to be designated by Blackstone and two additional representatives to be independent representatives identified by our chief executive officer and acceptable to Blackstone. If at any time our chief executive officer is not Charles N. Martin, Jr., the Rollover Management Investors shall have the right to designate one representative to the board (the “Manager Representative”) so long as the Rollover Management Investors continue to own not less than 50% of the Class A units held by them immediately after the completion of the Merger. MSCP will continue to be entitled to nominate and elect one representative so long as MSCP continues to own not less than 50% of the Class A units it held immediately after the completion of the Merger.

                The limited liability company agreement of Holdings also has provisions relating to restrictions on transfer of securities, rights of first refusal, tag-along, drag-along, preemptive rights and affiliate transactions. At the completion of the Merger, the Company issued Class B, C and D warrants to Holdings, exercisable for the proportional percentage of equity represented by the related classes of membership units in Holdings. With respect to the Class B, C and D units only, the limited liability company agreement also has call provisions applicable in the event of certain termination events relating to a Rollover Management Investor’s employment.

Stockholders Agreement

                Recipients of options to purchase the Company’s common stock are required to enter into a stockholders agreement governing such grantees’ rights and obligations with respect to the common stock underlying such options. The provisions of the stockholders agreement are, with limited exceptions, similar to those set forth in the limited liability company agreement of Holdings, including certain restrictions on transfer of shares of common stock, rights of first refusal, call rights, tag-along rights and drag-along rights. The transfer restrictions apply until the earlier of the fifth anniversary of the date the stockholder becomes a party to the stockholders agreement, or a change in control of the Company. The right of first refusal provision gives the Company a right of first refusal at any time after the fifth anniversary of the date the stockholder became a party to the stockholders agreement and prior to the earlier of a change in control of the Company or a registered public offering of our common stock meeting certain specified criteria. The call provisions provide rights with respect to the shares of our common stock held by the stockholder, whether or not such shares were acquired upon the exercise of a New Option, except for shares received upon conversion of or in redemption for Class A membership units in Holdings pursuant to the limited liability company agreement of Holdings. Such call rights are applicable in the event of certain termination events relating to the grantee’s employment with the Company.

Transaction and Monitoring Fee Agreement

                In connection with the Merger, Vanguard entered into a transaction and monitoring fee agreement with affiliates of Blackstone and Metalmark pursuant to which these affiliates provide certain structuring, advisory and management services to us. Under this agreement, Vanguard paid to Blackstone Management Partners IV L.L.C. (“BMP”) upon the closing of the Merger a transaction fee of $20.0 million. In consideration for ongoing consulting and management advisory services, Vanguard will be required to pay to BMP an annual fee of $4.0 million. In consideration for on-going consulting and management services Vanguard is required to pay to Metalmark Subadvisor LLC (“Metalmark SA”), an affiliate of Metalmark, an annual fee of $1.2 million for the first five years and thereafter an annual fee of $600,000. In the event or in anticipation of a change of control or initial public offering, BMP may elect at any time to have Vanguard pay to BMP and Metalmark SA lump sum cash payments equal to the present value (using a discount rate equal to the yield to maturity on the date of notice of such event of the class of outstanding U.S. government bonds having a final maturity closest to the tenth anniversary of such written notice) of all then-current and future fees payable to each of BMP and Metalmark SA under the agreement (assuming that the agreement terminates on the tenth anniversary of the closing of the Merger). In the event that BMP receives any additional fees in connection with an acquisition or disposition involving Vanguard, Metalmark SA will receive an additional fee equal to 15.0% of such fees paid to BMP or, if both parties provide equity financing in connection with the transaction, Metalmark SA will receive a portion of the aggregate fees payable by Vanguard, if any, based upon the amount of equity financing provided by Metalmark SA. The transaction and monitoring fee agreement also requires Vanguard to pay or reimburse BMP and Metalmark SA for reasonable out-of-pocket expenses in connection with, and indemnify them for liabilities arising from, the engagement of BMP and Metalmark SA of independent professionals pursuant to and the performance by BMP and Metalmark SA of the services contemplated by the transaction and monitoring fee agreement. The transaction and monitoring fee agreement will remain in effect with respect to each of BMP and Metalmark SA until the earliest of (1) BMP and Metalmark SA, as the case may be, beneficially owning less than 5.0% of Vanguard’s common equity on a fully diluted basis, (2) the completion of a lump-sum payout as described above or (3) termination of the agreement upon the mutual consent of BMP and/or Metalmark SA, as the case may be, and Vanguard. Upon termination of Metalmark SA as a party to the agreement, Metalmark SA will be entitled to the excess, if any, of 15.0% of the aggregate amount of fees paid to date to BMP under the agreement minus any monitoring fees already paid to Metalmark SA.

                Under the transaction and monitoring fee agreement during fiscal year 2005, Vanguard paid to BMP $3,093,000 of the annual $4.0 million fee.  BMP is an affiliate of the Blackstone Funds which own 66.0% of the equity of Vanguard.  Three of our five directors, Messrs. Dal Bello, Jenkins and Simpkins, are employed by affiliates of BMP.

                Under the transaction and monitoring fee agreement during fiscal year 2005, Vanguard paid to Metalmark SA $928,000 of the annual $1.2 million fee.  Metalmark SA is an affiliate of Metalmark Capital LLC which manages the MSCP Funds and the MSCP Funds own 17.3% of the equity of Vanguard.  One of our five directors, Eric T. Fry, is employed by an affiliate of Metalmark SA.

The Indemnification Agreement

                Pursuant to the indemnification agreement entered into concurrently with the Merger Agreement, MSCP and certain other of our stockholders and option holders (collectively, the “Indemnifying Parties”) have agreed to indemnify Holdings and its affiliates against certain liabilities which are submitted within 18 months of the closing of the Merger, including those resulting from certain claims relating to (1) the submission of improper bills to federal healthcare programs (other than losses relating to settlements of Medicare, Medicaid or Medi-Cal cost reports with fiscal intermediaries for such programs), or (2) violations of certain statutes for criminal acts involving federal healthcare programs occurring prior to closing of the Merger. Indemnification for losses from any such claims is subject to a $10.0 million deductible and to a $50.0 million cap.

Registration Rights Agreement

                In connection with the Merger, the Company entered into a registration rights agreement with Blackstone, MSCP and other investors and the Rollover Management Investors, pursuant to which Blackstone and MSCP are entitled to certain demand registration rights and pursuant to which Blackstone, MSCP and other investors and the Rollover Management Investors are entitled to certain piggyback registration rights.

Related Party Transactions

                During fiscal 2005, in addition to amounts paid under the transaction and monitoring fee agreement referred to above, Vanguard paid $6,000 of the out-of-pocket expenses of the MSCP Funds related to their review of the Vanguard’s proposed transactions and reimbursement for filing fees paid on the Company’s behalf and travel and related expenses. The MSCP Funds owned 17.3% of Vanguard’s common stock as of June 30, 2005. In addition, one of Vanguard’s current directors, Eric T. Fry, and one previous director, Howard I. Hoffen, were during fiscal 2005 managing directors of Morgan Stanley & Co. Incorporated. During fiscal 2005 Eric T. Fry was a managing director of Morgan Stanley Private Equity, while Howard I. Hoffen was Chairman and Chief Executive Officer of Morgan Stanley Private Equity. Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of the MSCP Funds.

                Prior to June 1, 2004, Vanguard purchased charter airplane services from The Healthcare Airplane Group, LLC, which is a company owned by Charles N. Martin, Jr., our Chairman and Chief Executive Officer.  Vanguard paid prevailing market rates for these charter services.  Effective June 1, 2004, Vanguard purchased a Falcon Model 20F-731 jet from The Healthcare Airplane Group, LLC for a purchase price of $6,479,230, which amount was equal to the appraised value of the jet plus applicable sales taxes.  During the fiscal year ended June 30, 2005, The Healthcare Airplane Group, LLC paid Vanguard approximately $34,000 for certain liabilities assumed by Vanguard when its pilots became Vanguard employees.

Item 14.     Principal Accounting Fees and Services.

Fees Paid to the Independent Auditor

                    The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Vanguard’s annual financial statements for 2004 and 2005, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2004 and 2005.

	2004	2005

Audit fees(1)	$652,314	$1,230,549
Audit-related fees(2)	–	42,442

Audit and audit-related fees	652,314	1,272,991
Tax fees(3)	56,580	45,698
All other fees(4)	254,375	590,104

Total fees(5)	$963,269	$1,908,793

____________________
(1)

Audit fees for 2004 and 2005 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in the Company’s quarterly reports and statutory audits.  Additionally, audit fees for 2005 include fees for reviews of a Rule 144A offering memorandum and Registration statement and issuances of related letters to the initial purchasers and consents.

(2)	Audit-related fees for 2004 and 2005 consisted principally of fees for advice and consultation related to the potential acquisition of the Company.

(3)	Tax fees for 2004 and 2005 consisted principally of fees for tax advisory services.

(4)

All other fees for 2004 and 2005 consisted of assistance in filing Medicare and Medicaid appeals and reopening requests for cost reports that had been settled by the fiscal intermediary; assistance in identification of Medicaid eligible days for inclusion in the Medicare cost reports for Medicare disproportionate share reimbursement and assistance on accounting issues in the ownership of medical office buildings.

(5)	Ernst & Young LLP full time, permanent employees performed all of the professional services described in this chart.

Pre-Approval Policies and Procedures

                    In February 2004, our board of directors first adopted an audit and non-audit services pre-approval policy and in November 2004 the board amended and restated this policy.  This policy sets forth the procedures and conditions pursuant to which services proposed to be performed by the independent auditor may be pre-approved.  Normally, the policy would have been approved by the audit committee and ratified by the board of directors, but in February 2004 and November 2004 we had no audit committee and, as a result, the full board of directors has the responsibility for all matters that are usually the responsibility of the audit committee.

                    The policy provides that the board of directors shall pre-approve audit services, audit-related services, tax services and those other services that it believes to be routine and recurring services that do not impair the independence of the auditor.  Under the policy, our Chief Accounting Officer is responsible for determining whether services provided by the independent auditor are included as part of those services already pre-approved or whether separate approval from the board of directors is required.  All services performed for us by Ernst & Young LLP subsequent to the adoption of the policy were pre-approved by the board of directors.  The board of directors has concluded that the audit-related services, tax services and other non-audit services provided by Ernst & Young LLP in fiscal year 2005 were compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.  In addition, to safeguard the continued independence of the independent auditors, the policy prevents our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

                    (a)       List of documents filed as part of this report.

                                (1)  Financial Statements.  The accompanying index to financial statements on page F-1 of this report is provided in response to this item.

                                (2)  Financial Statement Schedules.  All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.

                                (3)  Exhibits.  The exhibits filed as part of this report are listed in the Exhibit Index which is located at the end of this report.

                    (b)       Exhibits.
                                See Item 15(a)(3) of this report.

                    (c)       Financial Statement Schedules.
                                See Item 15(a)(2) of this report.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    VANGUARD HEALTH SYSTEMS, INC.                                     Date

                    By:  /s/ Charles N. Martin, Jr.                                                         September 13, 2005
                           Charles N. Martin, Jr.
                           Chairman of the Board & Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	September 13, 2005
Charles N. Martin, Jr.

/s/ Joseph D. Moore	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	September 13, 2005
Joseph D. Moore

/s/ Phillip W. Roe	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	September 13, 2005
Phillip W. Roe

/s/ Michael A. Dal Bello	Director	September 13, 2005
Michael A. Dal Bello

	Director	September 13, 2005
Eric T. Fry

/s/ Benjamin J. Jenkins	Director	September 13, 2005
Benjamin J. Jenkins

/s/ Neil P. Simpkins	Director	September 13, 2005
Neil P. Simpkins

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

VANGUARD HEALTH SYSTEMS, INC.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2004 and 2005	F-3
Consolidated Statements of Operations for the years ended June 30, 2003, 2004 and 2005	F-4

Consolidated Statements of Operations for the predecessor period July 1, 2004 through
   September  22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005

F-5
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2003, 2004 and 2005	F-6
Consolidated Statements of Cash Flows for the years ended June 30, 2003, 2004 and 2005	F-7

Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through
   September  22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005

F-9
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vanguard Health Systems, Inc.

                We have audited the accompanying consolidated balance sheet of Vanguard Health Systems, Inc. as of June 30, 2005 and the consolidated balance sheet of Vanguard Health Systems, Inc. (Predecessor) as of June 30, 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from September 23, 2004 to June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from July 1, 2004 to September 22, 2004 and the years ended June 30, 2004 and 2003 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health System, Inc. at June 30, 2005 and the consolidated financial position of Vanguard Health Systems, Inc. (Predecessor) at June 30, 2004, and the consolidated results of its operations and its cash flows for the period from September 23, 2004 to June 30, 2005 and the consolidated results of its operations and its cash flows for the period from July 1, 2004 to September 22, 2004 and for the years ended June 30, 2004 and 2003 (Predecessor) in conformity with U.S. generally accepted accounting principles.

                As discussed in Note 3 to the consolidated financial statements and effective July 1, 2003, the Company changed its method, on a prospective basis, of accounting for stock-based compensation to the fair value method as allowed by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

/s/ Ernst & Young LLP

Nashville, Tennessee
August 23, 2005

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	Predecessor	June 30, 2005

	June 30, 2004

ASSETS	(In millions except share and per share amounts)

Current assets:
Cash and cash equivalents	$50.1	$79.2
Short-term investments	58.0	–
Accounts receivable, net of allowance for doubtful accounts of approximately $63.5 and $90.1 at June 30, 2004 and 2005, respectively	224.7	286.0
Supplies	34.6	43.5
Income tax receivable	1.4	–
Prepaid expenses and other current assets	32.3	36.1

Total current assets	401.1	444.8
Property, plant and equipment, net of accumulated depreciation	866.9	1,072.8
Goodwill	109.3	813.1
Intangible assets, net of accumulated amortization	41.8	74.3
Investments in and advanced to affiliates	4.6	9.0
Other assets	4.1	57.7

Total assets	$1,427.8	$2,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80.7	$145.5
Accrued salaries and benefits	58.3	86.4
Accrued health claims	41.6	51.2
Accrued interest	14.1	14.5
Other accrued expenses and current liabilities	37.4	61.9
Current maturities of long-term debt	6.3	7.6

Total current liabilities	238.4	367.1
Minority interests in equity of consolidated entities	4.4	10.4
Other liabilities	94.8	68.9
Long-term debt, less current maturities	617.2	1,349.5
Payable-In-Kind Preferred Stock; $.01 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, 27,210 shares of Payable-In-Kind Preferred Stock issued and outstanding at June 30, 2004, and 31,875 shares of Series B Payable-in-Kind Preferred Stock issued and outstanding at June 30, 2004, at redemption value	61.0	–
Commitments and contingencies
Stockholders’ Equity:
Preferred Stock; $1,000 par value, 150,000 combined shares of Preferred Stock and Payable-In-Kind Preferred Stock authorized, no shares of Preferred Stock issued and outstanding at June 30, 2004	–	–
Common Stock; $.01 par value, 600,000 shares authorized, 232,749 shares issued and outstanding at June 30, 2004 and 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2005, respectively	–	–
Additional paid-in capital	348.7	643.2
Retained earnings	63.3	32.6

Total stockholders’ equity	412.0	675.8

Total liabilities and stockholders’ equity	$1,427.8	$2,471.7

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	Predecessor		Combined Basis

	2003	2004	2005

	(In millions)

Patient service revenues	$1,121.7	$1,489.0	$1,935.4
Premium revenues	218.8	293.8	333.5

Total revenues	1,340.5	1,782.8	2,268.9
Costs and expenses:
Salaries and benefits (including stock compensation of $0, $0.1 and $97.4, respectively)	578.4	740.9	1,033.4
Supplies	202.6	283.0	374.2
Medical claims expense	160.8	211.8	237.2
Purchased services	86.7	90.7	123.3
Provision for doubtful accounts	73.4	118.2	151.3
Other operating expenses	111.6	141.9	172.1
Rents and leases	18.3	23.4	30.0
Depreciation and amortization	46.9	64.7	82.0
Interest, net	34.9	43.1	88.3
Debt extinguishment costs	–	4.9	62.2
Merger expenses	–	–	23.3
Other expenses	(0.9)	(4.8)	3.3

Income (loss) before income taxes	27.8	65.0	(111.7)
Income tax expense (benefit)	10.9	24.9	(33.6)

Net income (loss)	16.9	40.1	(78.1)
Preferred stock dividends	(2.8)	(4.0)	(1.0)

Net income (loss) attributable to common stockholders	$14.1	$36.1	$(79.1)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

	(In millions)

Patient service revenues	$377.3	$1,558.1	$1,935.4
Premium revenues	72.3	261.2	333.5

Total revenues	449.6	1,819.3	2,268.9
Costs and expenses:
Salaries and benefits (including stock compensation of $96.7, $0.7 and $97.4, respectively)	275.4	758.0	1,033.4
Supplies	72.3	301.9	374.2
Medical claims expense	55.0	182.2	237.2
Purchased services	22.1	101.2	123.3
Provision for doubtful accounts	31.5	119.8	151.3
Other operating expenses	37.2	134.9	172.1
Rents and leases	5.7	24.3	30.0
Depreciation and amortization	17.4	64.6	82.0
Interest, net	9.8	78.5	88.3
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	0.2	23.3
Other expenses	(0.1)	3.4	3.3

Income (loss) before income taxes	(162.0)	50.3	(111.7)
Income tax expense (benefit)	(51.3)	17.7	(33.6)

Net income (loss)	(110.7)	32.6	(78.1)
Preferred stock dividends	(1.0)	–	(1.0)

Net income (loss) attributable to common stockholders	$(111.7)	$32.6	$(79.1)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

	(In millions, except share amounts)
Balance at June 30, 2002 (predecessor)	–	$–	203,308	$–	$305.3	$6.3	$–	$311.6
Issuance of common stock	–	–	29,405	–	50.0	–	–	50.0
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(2.8)	–	–	(2.8)
Comprehensive income:
Interest rate swap mark-to-market adjustment (net of taxes)	–	–	–	–	–	–	(0.6)	(0.6)
Net income	–	–	–	–	–	16.9	–	16.9

Comprehensive income	–	–	–	–	–	16.9	(0.6)	16.3

Balance at June 30, 2003 (predecessor)	–	–	232,713	–	352.5	23.2	(0.6)	375.1
Issuance of common stock	–	–	95	–	0.2	–	–	0.2
Retirement of common stock	–	–	(59)	–	(0.1)	–	–	(0.1)
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(4.0)	–	–	(4.0)
Stock compensation (non-cash)	–	–	–	–	0.1	–	–	0.1
Comprehensive income:
Interest rate swap mark-to-market adjustment (net of taxes)	–	–	–	–	–	–	0.4	0.4
Reversal of other comprehensive loss	–	–	–	–	–	–	0.2	0.2
Net income	–	–	–	–	–	40.1	–	40.1

Comprehensive income	–	–	–	–	–	40.1	0.6	40.7

Balance at June 30, 2004 (predecessor)	–	–	232,749	–	348.7	63.3	–	412.0
Issuance of common stock	–	–	35	–	–	–	–	–
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(1.0)	–	–	(1.0)
Stock compensation (non-cash)	–	–	–	–	0.1	–	–	0.1
Net loss, July 1, 2004 through September 22, 2004	–	–	–	–	–	(110.7)	–	(110.7)
Retirement of common stock in connection with merger	–	–	(232,784)	–	(354.9)	–	–	(354.9)
Elimination of accrued dividends for Payable-In-Kind Preferred Stock	–	–	–	–	7.1	–	–	7.1
Elimination of retained deficit as of merger date	–	–	–	–	–	47.4	–	47.4

Balance at September 22, 2004 (predecessor)	–	–	–	–	–	–	–	–
Issuance of common stock	–	–	749,550	–	749.6	–	–	749.6
Issuance of equity incentive units of Holdings	–	–	–	–	5.7	–	–	5.7
Adjustment to record rollover equity contributions by management investors to predecessor basis	–	–	–	–	(113.3)	–	–	(113.3)
Stock compensation (non-cash)	–	–	–	–	0.7	–	–	0.7
Adjustment to income tax effect of cancellation and payouts of stock options in connection with merger	–	–	–	–	0.5	–	–	0.5
Net income, September 23, 2004 to June 30, 2005	–	–	–	–	–	32.6	–	32.6

Balance at June 30, 2005	–	$–	749,550	$–	$643.2	$32.6	$–	$675.8

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,

	Predecessor		Combined Basis

	2003	2004	2005

	(In millions)

Operating activities:
Net income (loss)	$16.9	$40.1	$(78.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	46.9	64.7	82.0
Provision for doubtful accounts	73.4	118.2	151.3
Amortization of loan costs	1.5	1.8	3.2
Accretion of principal on senior discount notes	–	–	11.0
Debt extinguishment costs	–	4.9	62.2
Loss (gain) on disposal of assets	–	(0.8)	0.6
Stock compensation	–	0.1	97.4
Deferred income taxes	3.5	12.7	(37.6)
Merger expenses	–	–	23.3
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(67.6)	(129.0)	(159.4)
Establishment of accounts receivable for acquisitions	–	–	(53.3)
Supplies	(3.6)	(2.3)	(2.9)
Prepaid expenses and other current assets	6.7	(16.3)	(7.6)
Income tax receivable	0.7	(1.4)	1.4
Accounts payable	15.6	(11.1)	58.3
Income tax payable	0.5	(0.2)	9.0
Accrued expenses and other liabilities	23.2	27.6	41.0

Net cash provided by operating activities	117.7	109.0	201.8
Investing activities:
Acquisitions, including working capital settlement payments	(249.4)	(20.0)	(138.6)
Capital expenditures	(98.5)	(151.0)	(238.2)
Proceeds from asset sales	1.6	6.2	0.7
Purchases of short-term investments	–	(58.0)	(87.8)
Sales of short-term investments	–	–	145.8
Other	2.3	(2.3)	(6.2)

Net cash used in investing activities	(344.0)	(225.1)	(324.3)
Financing activities:
Proceeds from issuance of common stock	50.0	–	495.5
Proceeds from termination of interest rate swap	5.5	–	–
Proceeds from joint venture partner contributions	0.2	3.0	8.0
Proceeds from long-term debt	150.0	497.5	1,347.7
Payments of long-term debt and capital leases	(5.3)	(353.4)	(690.4)
Payments of loan costs and debt termination fees	(2.3)	(8.2)	(44.4)
Payments to retire stock and stock options	–	(0.1)	(964.9)
Proceeds from the exercise of stock options	–	0.2	0.1

Net cash provided by financing activities	198.1	139.0	151.6

Increase (decrease) in cash and cash equivalents	(28.2)	22.9	29.1
Cash and cash equivalents at beginning of year	55.4	27.2	50.1

Cash and cash equivalents at end of year	$27.2	$50.1	$79.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended June 30,

	Predecessor		Combined Basis

	2003	2004	2005

	(In millions)
Supplemental cash flow information:
Net interest paid	$32.3	$43.8	$79.4

Net income taxes paid (received)	$(0.2)	$2.1	$(1.0)

Supplemental noncash activities:
Payable-In-Kind Preferred Stock issued	$30.0	$–	$–

8.18% convertible subordinated notes issued	$17.6	$–	$–

Payable-In-Kind Preferred Stock dividends	$2.8	$4.0	$1.0

Capitalized interest	$1.1	$0.7	$4.3

Acquisitions:
Cash paid, net of cash received	$249.4	$20.0	$138.6
Payable-In-Kind Preferred Stock issued	30.0	–	–
Convertible subordinated notes issued	17.6	–	–

Total consideration	297.0	20.0	138.6

Fair value of assets acquired	332.2	1.6	112.0
Liabilities assumed (1)	58.4	(3.4)	24.8

Net assets acquired	273.8	5.0	87.2

Goodwill and intangible assets acquired	$23.2	$15.0	$51.4

(1) Liabilities assumed as part of the fiscal 2003 acquisitions include capital lease obligations of $6.1 million.

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

	(In millions)
Operating activities:
Net income (loss)	$(110.7)	$32.6	$(78.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17.4	64.6	82.0
Provision for doubtful accounts	31.5	119.8	151.3
Amortization of loan costs	0.5	2.7	3.2
Accretion of principal on senior discount notes	–	11.0	11.0
Debt extinguishment costs	62.2	–	62.2
Loss (gain) on disposal of assets	0.6	–	0.6
Stock compensation	96.7	0.7	97.4
Deferred income taxes	(50.9)	13.3	(37.6)
Merger expenses	23.1	0.2	23.3
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(42.1)	(117.3)	(159.4)
Establishment of accounts receivable for acquisitions	–	(53.3)	(53.3)
Supplies	(0.3)	(2.6)	(2.9)
Prepaid expenses and other current assets	2.4	(10.0)	(7.6)
Income tax receivable	–	1.4	1.4
Accounts payable	41.4	16.9	58.3
Income tax payable	–	9.0	9.0
Accrued expenses and other long-term liabilities	7.0	34.0	41.0

Net cash provided by operating activities	78.8	123.0	201.8
Investing activities:
Acquisitions, including working capital settlement payments	(50.8)	(87.8)	(138.6)
Capital expenditures	(29.8)	(208.4)	(238.2)
Proceeds from asset sales	0.5	0.2	0.7
Purchases of short-term investments	–	(87.8)	(87.8)
Sales of short-term investments	30.0	115.8	145.8
Other	0.1	(6.3)	(6.2)

Net cash used in investing activities	(50.0)	(274.3)	(324.3)
Financing activities:
Proceeds from issuance of common stock	494.9	0.6	495.5
Proceeds from joint venture partner contributions	–	8.0	8.0
Proceeds from long-term debt	1,174.7	173.0	1,347.7
Payments of long-term debt and capital leases	(683.9)	(6.5)	(690.4)
Payments of loan costs and debt termination fees	(40.9)	(3.5)	(44.4)
Payments to retire stock and stock options	(964.9)	–	(964.9)
Proceeds from the exercise of stock options	0.1	–	0.1

Net cash provided by (used in) financing activities	(20.0)	171.6	151.6

Increase in cash and cash equivalents	8.8	20.3	29.1
Cash and cash equivalents at beginning of period	50.1	58.9	50.1

Cash and cash equivalents at end of period	$58.9	$79.2	$79.2

Cash paid for interest	$23.6	$55.8	$79.4

Cash paid (received) for income taxes	$(0.1)	$(0.9)	$(1.0)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

1.             Merger Transaction

                On September 23, 2004, affiliates of The Blackstone Group (“Blackstone”), a private equity firm, purchased a majority equity interest in VHS Holdings LLC (“Holdings”), which became the principal stockholder of Vanguard Health Systems, Inc. (“Vanguard”) in a merger transaction (the “merger”). Pursuant to the merger agreement, the former holders of Vanguard shares received $1.22 billion, net of debt repayments, transaction costs, tender premiums and consent fees and the redemption of payable-in-kind preferred stock. The transaction was valued at approximately $1.97 billion prior to transaction fees and expenses.

                Subsequent to the merger, Blackstone beneficially owns approximately 66% of the equity interests in Vanguard through its subscription and purchase of approximately $494.9 million aggregate amount of Class A membership units in Holdings and common stock of Vanguard.

                Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively, “MSCP”), the Company’s previous private equity sponsor, contributed $130.0 million and management (along with certain other investors) contributed approximately $124.1 million by contributing shares of Vanguard common stock and/or utilizing cash proceeds from the merger to purchase Class A membership units in Holdings. These stockholders, on a combined basis, beneficially own approximately 34% of the equity interests in Vanguard. Certain members of management also purchased $5.7 million of the equity incentive units in Holdings.

                Vanguard accounted for the transaction as a purchase under the guidance set forth in Emerging Issues Task Force Number 88-16, Basis in Leveraged Buyout Transactions, (“EITF 88-16”). Under EITF 88-16, the transaction was deemed to be a purchase by new controlling investors for which Holdings’ interests in Vanguard were valued using a partial change in accounting basis. In effect, the membership units of Holdings owned by the management investors were valued using predecessor basis, while the membership units of Holdings owned by Blackstone, MSCP and other certain investors were recorded at fair value.

                The following equity capitalization and financing transactions occurred in connection with the merger:

•	$494.9 million cash equity contribution made by Blackstone;

•	$130.0 million rollover equity contribution made by MSCP;

•	$119.1 million rollover equity and cash equity contributions made by management investors and certain other investors;

•

$5.0 million equity contribution made by Baptist Health Services from some of the proceeds of the conversion of its 8.18% subordinated convertible notes and Series B Payable-In-Kind Preferred Stock into the right to receive common shares of Vanguard;

•	$5.7 million purchase of the equity incentive units in Holdings by certain members of senior management;

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

                Vanguard incurred $96.7 million in stock compensation expense in connection with the merger related to the payment to stock option holders under its various former stock option plans as calculated under the provisions of Accounting Principles Board Opinion No. 25 for option grants prior to July 1, 2003, and under Statement of Financial Accounting Standards No. 123 for option grants on or after July 1, 2003. Vanguard incurred debt extinguishment costs of $62.2 million in connection with the merger representing the write-off of loan costs under the 2004 senior secured credit facility and related fees of $16.6 million, tender premiums and consent fees of $50.2 million and a $4.6 million credit for the recognition of the remaining deferred gain under an interest rate swap agreement related to the 9.75% Notes. The Company capitalized $41.6 million of fees and expenses related to the execution of the new senior secured credit facilities and the issuance of the 9.0% Notes and the 11.25% Notes on the merger date.

                Vanguard also incurred costs of $51.6 million directly related to the merger, of which $23.1 million, $0.2 million and $23.3 million is reflected as merger expenses on the accompanying consolidated statements of operations for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005, respectively. The remaining $28.3 million is included in goodwill on the accompanying consolidated balance sheet as of June 30, 2005 as set forth by the provisions of Statement of Financial Accounting Standards No. 141.  The table below provides a detail of the merger-related costs (in millions).

	Merger Expenses	Goodwill

Advisory fees	$10.0	$4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.5	0.2

	$23.3	$28.3

2.             Business and Basis of Presentation

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of June 30, 2005, Vanguard’s affiliates owned and managed 19 acute care hospitals with 4,557 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; Orange County, California, and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona.

Basis of Presentation

                The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $14.3 million, $20.0 million and $26.1 million for the years ended June 30, 2003, 2004 and 2005 (combined basis), respectively.

                Use of Estimates

                In preparing Vanguard’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

                Vanguard reclassified its auction rate securities contracts held as of June 30, 2004 from cash and cash equivalents to short-term investments on the accompanying consolidated balance sheet in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, due to the fact that the original maturity of the securities underlying the contracts is greater than 90 days (See Note 3).   Vanguard also made corresponding adjustments to its consolidated statements of cash flows for the years ended June 30, 2004 and 2005 to reflect the gross purchases and sales of these contracts as investing activities as opposed to a component of cash and cash equivalents.  The fair value of these investments was $58.0 million as of June 30, 2004.  As of June 30, 2005, Vanguard was no longer a party to auction rate securities contracts.  The reclassification had no impact on net income or cash provided by operating activities during the years ended June 30, 2004 and 2005 and did not impact Vanguard’s compliance with applicable debt covenants during the years ended June 30, 2004 and 2005.

3.             Summary of Critical and Significant Accounting Policies

Critical Accounting Policies

                Vanguard considers the following accounting policies to be most critical to its operating performance and to involve the most subjective and complex assumptions and estimates.

                Revenues and Revenue Deductions

                Vanguard recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. Vanguard estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations for the Medicare and various Medicaid programs. For the majority of Vanguard’s patient service revenues, contractual adjustments are applied to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases an estimated allowance is recorded until payment is received. Patient service revenues for the years ended June 30, 2003, 2004 and 2005 (combined basis), were net of contractual adjustments of $2.2 billion, $2.8 billion and $3.8 billion, respectively.  Vanguard derives most of its patient service revenues from healthcare services provided to patients with Medicare or managed care insurance coverage. For the years ended June 30, 2003, 2004 and 2005 (combined basis), managed care (including commercial insurance) revenues accounted for 52%, 50% and 52% of net patient revenues, respectively. For those same years, Medicare revenues represented 31% of net patient revenues, while Medicaid revenues represented 7% of net patient revenues. Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than

Medicare, Vanguard has no individual payer that represents more than 10% of patient service revenues, either on a gross or net basis.

                Medicare regulations and Vanguard’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, Vanguard must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates because the level of services authorized and provided and the related reimbursement for such services are often subject to interpretation that could result in payments that differ from Vanguard’s estimates. Vanguard includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments to estimated settlements for prior year cost reports resulted in increases to patient service revenues of $6.4 million, $10.9 million and $6.1 million for the years ended June 30, 2003, 2004 and 2005 (combined basis), respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review and estimation processes by management.

                Vanguard does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines published by the Department of Health and Human Services). Vanguard deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. In June 2004, Vanguard adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2003, 2004 and 2005 (combined basis), Vanguard deducted $27.4 million, $37.1 million and $55.6 million of charity care from revenues, respectively.

                Vanguard had premium revenues of $218.8 million and $293.8 million for the years ended June 30, 2003 and 2004 respectively. Vanguard had premium revenues of $72.3 million, $261.2 million and $333.5 million for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the year ended June 30, 2005 (combined basis). Vanguard’s health plans have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”) and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants. Under these agreements, Vanguard’s health plans receive monthly payments based on the number of each HMO’s participants and, in the case of the contract with AHCCCS, the number of enrollees in its Medicaid health plan affiliate, Phoenix Health Plan (“PHP”). Vanguard’s health plans receive these monthly payments and recognize them as revenues in the month in which members are entitled to healthcare services.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Vanguard’s ability to collect outstanding receivables from third party payers and private patients is critical to its operating performance and cash flows. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. Vanguard estimates the allowance for doubtful accounts using a standard policy that reserves 100% of accounts receivable that remain outstanding for a pre-determined number of days subsequent to discharge date and reserves a pre-determined percentage of accounts receivable due from patients. Vanguard continually monitors its accounts receivable balances and utilizes multiple tools to ensure that its allowance for doubtful accounts policy provides a reasonable basis for its estimate. These tools include a quarterly hindsight calculation that utilizes write-off data from the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time, cash collections analyses and other key ratios that consider payer mix and other relevant data. Vanguard believes that its standard policy is flexible to adapt to changing collection trends and its procedures for testing the standard policy provide timely and accurate information. The allowance for doubtful accounts combined with the allowance for charity care represented approximately 76.4% and 90.5% of accounts receivable due from patients as of June 30, 2004 and 2005, respectively.  Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates.

                A summary of Vanguard’s allowance for doubtful accounts activity during the three most recent fiscal year periods follows (in millions).

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts(1)	Accounts Written Off, Net of Recoveries	Balance at End of Period

Allowance for doubtful accounts:
Year ended June 30, 2003	$23.2	$73.4	$23.2	$74.3	$45.5
Year ended June 30, 2004	$45.5	$118.2	$–	$100.2	$63.5
Predecessor period July 1, 2004 through September 22, 2004	$63.5	$31.5	$–	$27.3	$67.7
Successor period September 23, 2004 through June 30, 2005	$67.7	$119.8	$–	$97.4	$90.1
____________________ (1) Allowances as a result of acquisitions.

                Insurance Reserves

                Given the nature of its operating environment, Vanguard is subject to professional and general liability or workers compensation claims or lawsuits in the ordinary course of business. Effective June 1, 2002, Vanguard established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level. Vanguard maintains excess coverage from independent third party insurers for claims exceeding $10.0 million per occurrence up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. Vanguard estimates its reserve for professional and general liability and workers compensation risks using historical claims data, demographic factors, severity factors, current incident and case logs and other actuarial data. Vanguard adjusts these reserves from time to time as updated information is received.  As of June 30, 2004 and 2005, Vanguard’s professional and general liability accrual for asserted and unasserted claims was approximately $40.9 million and $50.5 million, respectively, and is included within accrued expenses and other current liabilities and other liabilities on the accompanying consolidated balance sheets. For the year ended June 30, 2005 (combined basis), Vanguard’s total provision for professional and general liability losses was approximately $18.8 million, compared to $22.0 million for the year ended June 30, 2004. During the years ended June 30, 2004 and 2005 (combined basis), Vanguard and its captive insurance subsidiary paid approximately $7.6 million and $9.2 million, respectively, in professional liability claims and expenses. The estimated accrual for professional and general liability and workers compensation claims could be significantly affected should current and future occurrences differ from historical claims trends. The estimation process is also complicated by the relatively short period of time in which Vanguard has owned most of its healthcare facilities as occurrence data under previous ownership or the healthcare industry as a whole may not necessarily reflect occurrence data under Vanguard’s ownership. While management monitors current claims closely and considers outcomes when estimating its reserve, the complexity of the claims and wide range of potential outcomes often hamper timely adjustments to the assumptions used in the estimates.

                Medical Claims Reserves

                For the year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005, medical claims expense was approximately $211.8 million, $55.0 million, $182.2 million and $237.2 million, respectively, primarily representing medical claims of enrollees in PHP. Vanguard estimates its reserve for medical claims incurred but not reported using historical claims experience (including severity and payment lag time) and other actuarial data. The reserve for medical claims, including incurred but not reported claims, for Vanguard’s health plans was approximately $41.6 million and $51.2 million as of June 30, 2004 and 2005, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. For the year ended June 30, 2005 (combined basis), approximately $36.6 million of health plan payments to hospitals and other healthcare facilities owned by Vanguard for services provided to health plan enrollees were eliminated in consolidation. Vanguard’s operating results and cash flows could be materially affected by increased or decreased utilization of its owned healthcare facilities by enrollees of its health plans.

                Income Taxes

                Vanguard believes that its tax return provisions are accurate and supportable, but certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. To reflect the possibility that all of its tax positions may not be sustained, Vanguard maintains tax reserves that are subject to adjustment as updated information becomes available or as circumstances change. Vanguard records the impact of tax reserve changes to its income tax provision in the period in which the additional information, including the progress of tax audits, is obtained.  Vanguard also estimates a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized in future periods.  When establishing a valuation allowance, Vanguard considers all relative information including ongoing tax planning strategies.  Vanguard adjusts its valuation allowance estimate and records the impact of such change to its income tax provision in the period in which management determines that the realization of the deferred tax assets has changed.

Cash and Equivalents

                Vanguard considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Vanguard manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments. Bermuda regulations require that Vanguard’s wholly owned captive insurance subsidiary maintain a minimum liquidity ratio in the form of cash and cash equivalents and short-term investments held in a Bermuda account.  The minimum liquidity requirements were approximately $13.1 million and $21.4 million at June 30, 2004 and 2005, respectively. Vanguard also maintains an escrow account totaling approximately $0.8 million related to the merger indemnification agreement.

Short-Term Investments

                As part of its normal cash management program, Vanguard may from time to time invest in short-term investments, including investments in market auction rate debt securities through contracts with financial intermediaries.  These investments are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Vanguard has historically renewed the contracts at each auction date, which typically occurs every 28 days.  Vanguard expects to maintain this strategy should it invest in these contracts or similar securities in the future.  Purchases of short-term investments  totaled $58.0 million and $87.8 million during the years ended June 30, 2004 and 2005, respectively.  Proceeds from the sales of short-term investments totaled $145.8 million during the year ended June 30, 2005.  Vanguard considers a sale or purchase to occur upon the redemption of or investment in a new contract with a different underlying auction rate debt security.  Investment income recognized at the maturity of the contracts is included as a reduction to net interest on the accompanying consolidated statements of operations for the years ended June 30, 2004 and 2005.  Because the contracts are redeemed at cost, Vanguard does not reflect unrealized gains or losses in these investments in its consolidated financial statements or notes thereto.  The table below summarizes the amortized cost and fair value of the investments held as of June 30, 2004, by maturity date of the underlying auction rate debt securities.

	Predecessor

	Amortized Cost	Fair Value

	(in millions)
Maturities in 2030	$30.0	$30.0
Maturities in 2042	10.0	10.0
Maturities in 2043	18.0	18.0

	$58.0	$58.0

Accounts Receivable

                Vanguard’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Vanguard manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Medicare program receivables comprised approximately 20% of net patient receivables as of June 30, 2004 and 2005. Medicaid programs comprised approximately 11% and 14% of net patient receivables as of June 30, 2004 and 2005, respectively. Remaining receivables relate primarily to various HMO and PPO payers, managed Medicare and Medicaid payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.

Supplies

                Supply inventory is stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

                During fiscal 2005, Vanguard adjusted the stated values of property, plant and equipment that existed as of the date of the merger based upon guidance set forth in EITF 88-16 using appraisals received from an independent third party.  Purchases of property, plant and equipment subsequent to the merger are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 18 months to 44 years. Depreciation expense was approximately $44.5 million, $63.3 million, $16.9 million, $62.1 million and $79.0 million for the year ended June 30, 2003, the year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005, respectively. During fiscal 2004 and 2005 (combined basis), Vanguard capitalized $0.7 million and $4.3 million of interest, respectively, associated with certain of its hospital construction and expansion projects. The estimated cost to complete projects classified as construction in progress as of June 30, 2005, was $118.5 million and is expected to be expended during fiscal 2006 and 2007.  The following table provides the gross asset balances for each major class of depreciable assets and total accumulated depreciation as of June 30, 2004 and 2005 (in millions).

	Predecessor

	June 30, 2004	June 30, 2005

Class of depreciable asset:
Land and improvements	$102.4	$153.7
Buildings and improvements	530.2	517.2
Equipment	340.3	310.6
Construction in progress	55.6	153.1

	1,028.5	1,134.6
Less: accumulated depreciation	(161.6)	(61.8)

Net property, plant and equipment	$866.9	$1,072.8

Goodwill and Other Intangible Assets

                Vanguard substantially completed the allocation of the merger excess purchase price during fiscal 2005 resulting in changes to the values of goodwill and other intangible assets (See Note 6).  However, future adjustments to the allocation could affect goodwill. Amounts allocated to intangible assets are amortized over their useful lives, which equal 10 years, except for those indefinite-lived intangible assets for which no amortization is recorded.  Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or notes.  Goodwill is not amortized but is subject to annual impairment reviews. Vanguard conducts the annual impairment test for each reporting unit during the fourth quarter of each fiscal year by comparing the carrying value of the net assets of each such reporting unit to the net present value of future cash flows of the reporting unit. If the carrying value exceeds the net present value of future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. Vanguard noted no impairment during fiscal 2003, 2004 or 2005.

Employee Health Insurance

                Vanguard maintains self-insured medical and dental plans for certain of its employees. Claims are accrued under the self-insured plans as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical and dental plans was approximately $2.2 million and $2.4 million as of June 30, 2004 and 2005, respectively, and is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheets.

Market Risks

                Vanguard operates in five geographic markets. Should economic or other factors limit its ability to provide healthcare services in one or more of these markets, Vanguard’s cash flows and results of operations could be materially adversely impacted.

Stock-Based Compensation

                For the year ended June 30, 2003, Vanguard elected to record stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations thereof and, accordingly, recognized no compensation expense for options granted prior to June 30, 2003, for which the exercise price is at least equal to the market price of the underlying stock on the grant date. During the fiscal year ended June 30, 2004, Vanguard adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). Among other things, SFAS 148 provides three methods of transition to the fair value method of accounting for stock-based employee compensation as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), should companies elect to adopt SFAS 123. These transition methods include the prospective method, the retroactive restatement method and the modified prospective method. Effective July 1, 2003, Vanguard adopted the fair value method of accounting for stock-based employee compensation under SFAS 123 and elected to use the prospective method of transition set forth in SFAS 148. Vanguard recognized $0.1 million, $96.7 million, $0.7 million and $97.4 million of stock compensation, prior to taxes, during the fiscal year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005, respectively.

                SFAS 123 requires that those entities electing to account for stock options under APB 25 provide certain net income pro forma information in the notes to its financial statements. The fair value of Vanguard’s stock options was estimated at the date of grant using a Minimum Value option pricing model with the following weighted-average assumptions for the years presented.

	Predecessor

	2003	2004	2005

Risk-free interest rate	5.1%	5.1%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Expected option life	10 years	10 years	10 years

                For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. Vanguard’s pro forma information follows (in millions).

	Predecessor

	Year ended June 30, 2003	Year ended June 30, 2004	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

Net income (loss), as reported	$ 16.9	$ 40.1	$ (110.7)	$ 32.6	$ (78.1)
Add: Stock-based compensation expense included in net income (loss), net of taxes	–	0.1	66.1	0.4	66.5
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(1.8)	(1.9)	(76.7)	(0.4)	(77.1)

Pro forma net income (loss)	$ 15.1	$ 38.3	$ (121.3)	$ 32.6	$ (88.7)

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

                Short-term Investments

                The carrying amounts reported for short-term investments approximate fair value due to the short-term maturity of those instruments.

                Accounts Receivable and Accounts Payable

                The carrying amounts reported for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

                Long-Term Debt

                The fair values of Vanguard’s 9.0% Notes and 11.25% Notes as of June 30, 2005 were approximately $623.9 million and $155.0 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

                Interest Rate Swap

                In order to manage its exposure to interest rate risk, management utilizes derivative instruments from time to time. As of June 30, 2004, Vanguard had accrued interest of approximately $0.2 million relating to the final payment due July 3, 2004, under an interest rate swap agreement on a notional $147.0 million of its $150.0 million of term loans outstanding under its previous senior secured facility (the “amended 2001 credit facility”). Under the interest rate swap agreement, the variable 90-day LIBOR interest rate was swapped for a fixed LIBOR rate of 1.77%

for the one-year period commencing July 3, 2003 and ending July 3, 2004. Vanguard utilized mark-to-market accounting for the interest rate swap agreement under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The swap instrument qualified for the shortcut method of accounting through March 31, 2004, at which time it became ineffective due to a change in the LIBOR contract period used to determine interest expense under the amended 2001 credit facility. At that time, Vanguard reclassified the accumulated other comprehensive loss related to the interest rate swap to interest expense.

Recently Issued Accounting Pronouncements

                In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which revises the accounting and reporting requirements of a change in accounting principle.  SFAS 154, among other things, eliminates the requirement under APB No. 20 that a cumulative effect of a change in accounting principle be recognized during the period of change.  Rather, SFAS 154 requires retrospective application of the direct effects of changes in accounting principle to the beginning of the first period presented to enhance comparability between periods.  Under SFAS 154, the cumulative effect of a change in accounting principle is recognized in the carrying value of the assets and liabilities as of the first period presented with offsetting adjustments recorded to opening retained earnings.  The retrospective application is not deemed to be a restatement.  SFAS 154 is effective for accounting changes and error corrections made during fiscal years beginning after December 15, 2005.  SFAS 154 may only affect Vanguard’s future reporting of currently presented consolidated financial statements to the extent it experiences accounting changes covered by SFAS 154 during periods subsequent to the year ending June 30, 2006.

                In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  FIN 47 clarifies guidance set forth in SFAS 143, Asset Retirement Obligations, regarding the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset for which timing or method of settlement is outside the entity’s control.  FIN 47 is effective for the end of fiscal years ending after December 15, 2005.  Vanguard does not expect FIN 47 to have a significant effect on its future operating results or cash flows.

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which revised SFAS 123 and superseded APB 25.  SFAS 123R requires all share-based payments granted to employees to be measured and recorded in the financial statements at fair value. SFAS 123R uses a “modified grant date” approach whereby fair value of the equity award is estimated without regard to service or performance conditions and compensation expense is recognized over the vesting period of the award.  Vanguard expects to adopt SFAS 123R on July 1, 2006.  Vanguard does not expect SFAS 123R to have a significant impact on its future results of operations since it previously adopted SFAS 123 on July 1, 2003. However, SFAS 123R could have an impact on Vanguard’s future statements of cash flows.

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”).  SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for the measurement of nonmonetary exchanges of similar productive assets at carrying value and replaces it with an exception for carrying value measurement applied to nonmonetary assets that have no commercial substance.  Nonmonetary exchanges of similar productive assets with commercial substance would be measured at fair value under SFAS 153.  SFAS 153 is effective for fiscal periods beginning after June 15, 2005, with early adoption encouraged.  Vanguard does not expect SFAS 153 to have a significant effect on its future operating results or cash flows.

4.             Acquisitions

Fiscal 2005 Acquisition

                On December 31, 2004, certain of Vanguard’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts Hospitals”) from subsidiaries of Tenet Healthcare Corporation.  Vanguard paid $87.4 million at closing, including the base purchase price of $104.7 million for the property, plant and equipment and investments of the Massachusetts Hospitals less $17.3 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  Vanguard funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its senior secured credit facilities, entered into in connection with the merger, and using $27.4 million of cash on hand.  Vanguard invested an estimated additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts Hospitals.  On February 18, 2005, Vanguard borrowed the remaining $90.0 million available to it under the acquisition delayed draw term facility to fund the working capital build-up at the Massachusetts Hospitals and to fund capital expenditures projects.  The results of operations of the Massachusetts Hospitals are included in the accompanying fiscal 2005 consolidated statement of operations for the period January 1, 2005 to June 30, 2005.

Fiscal 2004 Acquisition

                Effective May 1, 2004, Vanguard purchased substantially all of the assets of one diagnostic imaging center from a subsidiary of Radiologix, Inc. and purchased such subsidiary’s partnership interests in five other diagnostic imaging centers, in respect of which it already owned all other partnership interests. Each of these diagnostic imaging centers is located in and around San Antonio, Texas, and is complementary to Vanguard’s hospitals and related businesses in that market. Vanguard paid $9.7 million of cash to acquire such assets and partnership interests. Vanguard accounted for the transaction using the purchase method of accounting and funded the purchase price using available cash on hand.

Fiscal 2003 Acquisition

                On January 3, 2003, but effective January 1, 2003, Vanguard acquired, through a majority-owned subsidiary, substantially all of the assets of five acute care hospitals with a total of 1,537 beds and related healthcare businesses located in San Antonio, Texas, and surrounding areas of south Texas from Baptist Health Services, formerly known as Baptist Health System (“BHS”), a Texas not-for-profit corporation. The purchase price of the net assets acquired was $306.1 million, comprised of cash of $258.5 million, $30.0 million of Vanguard’s Series B payable-in-kind redeemable convertible preferred stock and approximately $17.6 million of Vanguard’s convertible subordinated notes due 2013 bearing interest at 8.18%. Vanguard funded the cash portion of the purchase price with $150.0 million of proceeds under the amended 2001 credit facility, $50.0 million from private sales of its common stock and cash on hand of $58.5 million. The BHS acquisition was accounted for using the purchase method of accounting. The results of operations of BHS are included in the accompanying consolidated financial statements for the last six months of fiscal 2003 and all of fiscal 2004 and 2005.

Purchase Price Allocations

                The purchase price for the fiscal 2003, 2004 and 2005 acquisitions was allocated as follows (in millions).

	Baptist Health System	San Antonio Imaging Centers	Massachusetts Hospitals	Total

Fair value of assets acquired:
Cash	$–	$2.7	$–	$2.7
Accounts receivable, net	50.7	–	–	50.7
Other current assets	18.6	0.1	7.3	26.0
Property, plant and equipment	255.1	7.2	102.6	364.9
Goodwill and intangible assets	30.5	6.4	–	36.9
Other assets	9.0	–	2.1	11.1

Gross assets acquired	363.9	16.4	112.0	492.3
Equity method investments written off	–	(5.9)	–	(5.9)
Liabilities assumed	57.8	0.8	24.6	83.2

Purchase price of net assets acquired	306.1	9.7	87.4	403.2
Payable-In-Kind Preferred Stock issued	30.0	–	–	30.0
Subordinated notes issued	17.6	–	–	17.6

Cash paid for net assets acquired	$258.5	$9.7	$87.4	$355.6

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the acquisition of BHS during fiscal 2003 and the acquisition of the Massachusetts Hospitals during fiscal 2005 had occurred at the beginning of the immediately preceding periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income taxes (in millions).

	Predecessor	Predecessor	Predecessor		Combined Basis

	Year ended June 30, 2003	Year Ended June 30, 2004	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005

Revenues	$1,575.3	$2,222.1	$549.9	$1,944.5	$2,494.4

Income (loss) before income taxes	$16.8	$11.0	$(169.8)	$40.8	$(129.0)
Income tax expense (benefit)	6.6	4.7	(54.2)	14.1	(40.1)

Net income (loss)	$10.2	$6.3	$(115.6)	$26.7	$(88.9)

                The pro forma information presented above does not intend to indicate what Vanguard’s results of operations would have been if the acquisitions had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

5.             Prepaid Expenses and Other Current Assets

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30, 2004 and 2005 (in millions).

	Predecessor

	2004	2005

Prepaid insurance	$10.1	$9.5
Other prepaid expenses	5.6	6.4
Deferred taxes assets	3.1	3.1
Other receivables	13.5	17.1

	$32.3	$36.1

6.             Goodwill and Intangible Assets

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying consolidated balance sheets as of June 30, 2004 and 2005 (in millions).

	Gross Carrying Amount		Accumulated Amortization

	Predecessor		Predecessor

	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Class of Intangible Asset

Amortized intangible assets:
Deferred loan costs	$ 18.7	$ 43.2	$ 2.2	$ 2.7
Contracts	7.9	31.4	3.4	2.4
Customer lists	4.1	–	2.4	–
Other	4.6	1.3	1.9	0.1

Subtotal	35.3	75.9	9.9	5.2
Indefinite-lived intangible assets:
License and accreditation	9.8	3.6	–	–
Other	6.6	–	–	–

Subtotal	16.4	3.6	–	–

Total	$ 51.7	$ 79.5	$ 9.9	$ 5.2

                Amortization expense for the year ended June 30, 2003, the year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005  and the combined year ended June 30, 2005 was approximately $2.4 million, $1.4 million, $0.5 million, $2.5 million and $3.0 million respectively. Vanguard expects amortization expense for these intangible assets, excluding deferred loan costs which are amortized to interest expense, to approximate $3.3 million during the fiscal years ending June 30, 2006 through June 30, 2010. The lives over which intangible assets are amortized range from six years to eleven years.

                The following table presents the changes in the carrying amount of goodwill from June 30, 2003 through June 30, 2005 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2003 (predecessor)	$91.5	$8.7	$100.2
Settlement of working capital and other acquired purchase obligations	9.5	–	9.5
Adjustments to record net assets to fair value	(4.1)	–	(4.1)
Acquisition of Radiologix assets	3.7	–	3.7

Balance as of June 30, 2004 and September 22, 2004 (predecessor)	$100.6	$8.7	$109.3
Blackstone merger adjustments	644.6	59.4	704.0
Adjustments to purchase accounting liabilities	(0.2)	–	(0.2)

Balance as of June 30, 2005	$745.0	$68.1	$813.1

                Vanguard completed its annual impairment test of goodwill and indefinite-lived intangible assets during 2005 noting no impairment.  Approximately $148.0 million of Vanguard’s goodwill is deductible for tax purposes.

7.             Other Accrued Expenses and Current Liabilities

                The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying consolidated balance sheets as of June 30, 2004 and 2005 (in millions).

	Predecessor

	2004	2005

Due to (from) third-party payers	$(3.3)	$2.9
Property taxes	15.7	14.9
Current portion of insurance risks	11.5	15.0
Other	13.5	29.1

	$37.4	$61.9

8.             Long-Term Debt

                A summary of Vanguard’s long-term debt at June 30, 2004 and 2005 follows (in millions).

	Predecessor

	2004	2005

9.75% Senior Subordinated Notes	$300.0	$1.0
9.0% Senior Subordinated Notes	–	575.0
11.25% Senior Discount Notes	–	135.7
Term loans payable under credit facility	300.0	620.7
Revolver loans payable under credit facility	–	23.0
8.18% Convertible Subordinated Notes	17.6	–
Capital leases	5.9	1.7

	623.5	1,357.1
Less: current maturities	(6.3)	(7.6)

	$617.2	$1,349.5

9.75% Notes

                On July 30, 2001, Vanguard received gross proceeds of $300.0 million through the issuance of the 9.75% Notes due August 2011. Interest on the 9.75% Notes was payable semi-annually on February 1 and August 1.  Payment of the principal and interest of the 9.75% Notes was subordinate to amounts owed for Vanguard’s existing and future senior indebtedness and was guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of Vanguard’s subsidiaries. Vanguard was subject to certain restrictive covenants under the Indenture governing the 9.75% Notes.  In connection with the merger, Vanguard completed a tender offer to repurchase the 9.75% Notes and a consent solicitation adopting amendments to the indenture that amended or eliminated substantially all of the restrictive covenants contained in the indenture. Holders of $299.0 million of the 9.75% Notes tendered their notes for repurchase by Vanguard and consented to the proposed amendments to the indenture.  Vanguard paid tender premiums and consent fees of $50.2 million related to the repurchase.

9.0% Notes

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”), completed a private placement of $575.0 million aggregate principal amount of 9.0% senior subordinated notes due 2014. Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment due on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of Vanguard. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

                At any time prior to October 1, 2007, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.0% Notes with the net proceeds of certain equity offerings at a redemption price of 109% of the principal amount of the 9.0% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 9.0% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. On or after October 1, 2009, the issuers may redeem all or part of the 9.0% Notes.  The initial redemption price for the 9.0% Notes will equal 104.50% of their principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009.  The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

11.25% Notes

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% senior discount notes due 2015. The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of Vanguard but senior to any of the issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

                At any time prior to October 1, 2007, the Discount Issuers may redeem up to 35% of the aggregate principal amount at maturity of the 11.25% Notes with the net proceeds of certain equity offerings at 111.25% of the accreted value of the 11.25% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 11.25% Notes, in whole or in part, at a price equal to 100% of the accreted value thereof, plus accrued and unpaid interest, plus a make-whole premium. On or after October 1, 2009, the Discount Issuers may redeem all or a part of the 11.25% Notes.  The initial redemption price for the 11.25% Notes will equal 105.625% of their principal amount at maturity, plus accrued and unpaid interest.  The redemption price will decline each year after 2009.  The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

Credit Facility Debt

                Upon completion of the BHS acquisition in January 2003, Vanguard expanded its existing credit facility by adding a $150.0 million term loan facility to its existing $125.0 million revolving loan facility (the “amended 2001 credit facility”). Vanguard utilized proceeds from the $150.0 million in term loans to fund a portion of the cash purchase price of the BHS acquisition.

                On May 18, 2004, Vanguard entered into a new senior secured credit facility (the “2004 credit facility”) which refinanced the amended 2001 credit facility. The 2004 credit facility consisted of $300.0 million in seven-year term loans and a $245.0 million, five-year revolving credit facility. The interest rate on the term loans was either: 1) LIBOR plus a margin of 2.00% to 2.25% per annum dependent upon Vanguard’s consolidated leverage ratio or 2) a base rate plus a margin of 1.00% to 1.25% per annum dependent upon Vanguard’s consolidated leverage ratio. Proceeds from the 2004 credit facility were used to repay all outstanding term and revolving loans under the amended 2001 credit facility, to pay closing and other refinancing costs and to provide funds for working capital, capital expenditures and general corporate purposes. Immediately before the merger, Vanguard had no cash borrowings under its previous revolving credit facility but had utilized capacity related to the issuance of letters of credit totaling $27.7 million in respect of its self-insured workers’ compensation program, as well as, a performance guaranty required by the state agency that regulates PHP.

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under the 2004 credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  Vanguard borrowed $60.0 million of the available $150.0 million acquisition delayed draw term loan facility in order to fund a portion of the acquisition purchase price of the Massachusetts Hospitals on December 31, 2004 and borrowed the remaining $90.0 million on February 18, 2005 to fund the working capital of the Massachusetts Hospitals and to fund capital expenditures.  As of June 30, 2005, $620.7 million and $23.0 million were outstanding under the term loan facility and the revolving credit facility, respectively. The total remaining capacity of the revolving credit facility, net of letters of credit, was $193.6 million as of June 30, 2005.

                The term loans bear interest at a rate equal to either LIBOR plus 3.25% per annum or a base rate plus 2.25% per annum, at Vanguard’s option. The revolving loans bear interest at rates ranging from either LIBOR plus 2.0%-2.5% per annum or a base rate plus 1.0%-1.5% per annum, at Vanguard’s option, dependent upon Vanguard’s leverage ratio.  Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum and for the unutilized portion of the delayed draw term loan facilities at rates equal to 1.50% and 2.25% per annum, respectively.  Vanguard pays customary letter of credit fees.

                Vanguard is subject to certain restrictive and financial covenants under the merger credit facilities including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of June 30, 2005. Obligations under the merger credit facilities are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). The obligations under the merger credit facilities are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

8.18% Convertible Subordinated Notes

                Upon the acquisition of BHS in January 2003, Vanguard issued approximately $17.6 million of its convertible subordinated notes that provided for annual interest payments at 8.18% until maturity on January 3, 2013. The notes were convertible at any time into Vanguard’s common stock at a $3,500 per share conversion price. In connection with the merger on September 23, 2004, the principal balance of the 8.18% convertible subordinated notes was converted into per share merger consideration based upon the notes’ conversion into the right to receive Vanguard common shares at the $3,500 per share conversion price.  Vanguard repaid in cash the outstanding accrued interest related to the 8.18% convertible subordinated notes as of the merger date.

Deferred Loan Costs

                Vanguard incurred offering costs of approximately $11.5 million for the 9.75% Notes, which were being amortized over the 10-year life of the 9.75% Notes. Upon execution of the 2004 credit facility refinancing, Vanguard recognized approximately $4.9 million of debt extinguishment costs comprised of $3.4 million of unamortized deferred loan costs under the 2001 credit facility and the amended 2001 credit facility and a $1.5 million prepayment penalty under the amended 2001 credit facility. Vanguard capitalized $8.2 million of new loan costs in connection with the execution of the 2004 credit facility. $0.5 million of the interest expense during the predecessor period July 1, 2004 through September 22, 2004 related to the amortization of the 2004 credit facility costs.

                In connection with the merger, Vanguard extinguished the deferred offering costs related to its 9.75% Notes and the deferred loan costs related to its existing 2004 credit facility.  Vanguard incurred an additional $43.2 million of deferred offering and loan costs related to the 9.0% Notes, the 11.25% Notes and term and revolving loan borrowings under the merger credit facilities.  Vanguard incurred $2.7 million of interest expense during the successor period September 23, 2004 through June 30, 2005 related to the amortization of the new offering and loan costs.

Derivatives

                On February 15, 2002, Vanguard entered into an interest rate swap agreement with Bank of America, N.A., to swap its 9.75% fixed interest rate on a notional amount of $100.0 million of the 9.75% Notes for a floating rate designated at the 6-month LIBOR rate (the benchmark interest rate) plus a fixed percentage of 3.63%. The swap agreement matured upon the maturity or redemption of the 9.75% Notes but was also subject to termination by either party at any time. The floating interest rate was determined for the six-month period in arrears on semi-annual settlement dates of February 1 and August 1. The swap qualified as a fair value hedge under SFAS 133, and Vanguard elected the shortcut method of accounting due to the highly effective nature of the swap. On August 13, 2002, Vanguard terminated the swap agreement in consideration of a cash payment to Vanguard from Bank of America, N.A. of $5.5 million. Approximately $5.3 million of the cash received represented the fair value of the swap as of the termination date, net of interest accrued since the previous settlement date. The $5.3 million portion of the payment was recorded as a deferred gain and was to be amortized as an offset to interest expense using the effective interest method over the remaining life of the 9.75% Notes. The remaining unamortized deferred gain is included in other liabilities on the accompanying consolidated balance sheet as of June 30, 2004.  The remaining unamortized deferred gain was recognized upon the merger on September 23, 2004.

                On January 17, 2003, Vanguard entered into an agreement with Bank of America, N.A. to swap the variable 90-day LIBOR rate applicable to a notional amount of $147.0 million of its $150.0 million of term loans under the amended 2001 credit facility for a fixed LIBOR rate of 1.77% for the one-year period commencing July 3, 2003 and ending July 3, 2004. The swap agreement initially qualified as a cash flow hedge under SFAS 133, and Vanguard elected the shortcut method of accounting due to the highly effective nature of the swap. However, in March 2004, Vanguard elected a term loan LIBOR contract under its amended 2001 credit facility that differed from the interest periods established under the swap agreement thus causing the swap agreement to no longer be effective for accounting purposes. As a result, Vanguard recorded interest expense of $0.2 million for the quarter ended March 31, 2004, representing the estimated remaining liability under the swap agreement for the period April 2004 through the maturity of the swap agreement, and reversed amounts previously reported as accumulated other comprehensive loss.

Future Maturities

                Future maturities of debt, excluding capital lease obligations, as of June 30, 2005 follow (in millions).

Fiscal Year	Amount

2006	$6.3
2007	6.2
2008	6.3
2009	6.2
2010	6.3
Thereafter	1,404.4

$1,435.7

Other Information

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s merger credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for (1) the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2004 and for the years ended June 30, 2003 and 2004 and (2) the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of and for the combined year ended June 30, 2005, the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through June 30, 2005 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2004
(Predecessor)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$41.4	$8.7	$–	$50.1
Short-term investments	–	30.0	28.0	–	58.0
Accounts receivable, net	–	188.9	35.8	–	224.7
Supplies	–	29.5	5.1	–	34.6
Prepaid expenses and other current assets	3.1	28.6	39.4	(37.4)	33.7

Total current assets	3.1	318.4	117.0	(37.4)	401.1

Property, plant and equipment, net	–	785.4	81.5	–	866.9
Goodwill	–	109.3	–	–	109.3
Intangible assets, net	–	40.2	1.6	–	41.8
Investments in subsidiaries	408.8	–	–	(408.8)	–
Other assets	–	8.7	–	–	8.7

Total assets	$411.9	$1,262.0	$200.1	$(446.2)	$1,427.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$67.6	$13.1	$–	$80.7
Accrued expenses and other current liabilities	–	140.9	11.6	(1.1)	151.4
Current maturities of long-term debt	–	5.2	1.1	–	6.3

Total current liabilities	–	213.7	25.8	(1.1)	238.4

Other liabilities	40.9	18.4	65.3	(25.4)	99.2
Long-term debt, less current maturities	–	616.6	0.6	–	617.2
Intercompany	(102.0)	27.4	71.9	2.7	–
Payable-In-Kind Preferred Stock	61.0	–	–	–	61.0
Stockholders’ equity	412.0	385.9	36.5	(422.4)	412.0

Total liabilities and stockholders’ equity	$411.9	$1,262.0	$200.1	$(446.2)	$1,427.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ (5.9)	$ 84.3	$ –	$ 79.2
Accounts receivable, net	–	–	–	239.4	46.6	–	286.0
Supplies	–	–	–	37.7	5.8	–	43.5
Prepaid expenses and other current assets	3.1	–	–	17.1	53.1	(37.2)	36.1

Total current assets	3.9	–	–	288.3	189.8	(37.2)	444.8

Property, plant and equipment, net	–	–	–	979.7	93.1	–	1,072.8
Goodwill	4.6	–	–	732.6	75.9	–	813.1
Intangible assets, net	–	36.7	3.8	1.2	32.6	–	74.3
Investments in subsidiaries	408.8	–	–	–	22.6	(431.4)	–
Other assets	49.6	–	–	17.0	0.1	–	66.7

Total assets	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 128.9	$ 16.6	$ –	$ 145.5
Accrued expenses and other current liabilities	0.6	14.4	–	127.3	81.1	(9.4)	214.0
Current maturities of long-term debt	–	6.3	–	0.4	0.9	–	7.6

Total current liabilities	0.6	20.7	–	256.6	98.6	(9.4)	367.1

Other liabilities	0.8	–	–	28.5	89.1	(39.1)	79.3
Long-term debt, less current maturities	–	1,213.4	135.7	0.3	0.1	–	1,349.5
Intercompany	(210.3)	(1,124.7)	(120.8)	1,369.8	125.0	(39.0)	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	675.8	(72.7)	(11.1)	363.6	101.3	(381.1)	675.8

Total liabilities and stockholders’ equity	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2003
(Predecessor)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$1,003.2	$118.5	$–	$1,121.7
Premium revenues	–	218.8	17.6	(17.6)	218.8

Total revenues	–	1,222.0	136.1	(17.6)	1,340.5

Salaries and benefits	–	522.8	55.6	–	578.4
Supplies	–	181.3	21.3	–	202.6
Medical claims expense	–	160.8	–	–	160.8
Purchased services	–	77.7	9.0	–	86.7
Provision for doubtful accounts	–	66.7	6.7	–	73.4
Other operating expenses	–	98.2	31.0	(17.6)	111.6
Rents and leases	–	16.5	1.8	–	18.3
Depreciation and amortization	–	44.5	2.4	–	46.9
Interest, net	–	33.1	1.8	–	34.9
Management fees	–	(2.3)	2.3	–	–
Other	–	(0.9)	–	–	(0.9)

Total costs and expenses	–	1,198.4	131.9	(17.6)	1,312.7

Income (loss) before income taxes	–	23.6	4.2	–	27.8
Income tax expense	10.9	–	–	–	10.9
Equity in earnings of subsidiaries	27.8	–	–	(27.8)	–

Net income (loss)	$16.9	$23.6	$4.2	$(27.8)	$16.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2004
(Predecessor)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$1,330.1	$158.9	$–	$1,489.0
Premium revenues	–	293.8	19.9	(19.9)	293.8

Total revenues	–	1,623.9	178.8	(19.9)	1,782.8

Salaries and benefits	–	660.5	80.4	–	740.9
Supplies	–	255.4	27.6	–	283.0
Medical claims expense	–	211.8	–	–	211.8
Purchased services	–	76.6	14.1	–	90.7
Provision for doubtful accounts	–	106.8	11.4	–	118.2
Other operating expenses	–	113.2	48.6	(19.9)	141.9
Rents and leases	–	19.8	3.6	–	23.4
Depreciation and amortization	–	60.2	4.5	–	64.7
Interest, net	–	39.8	3.3	–	43.1
Management fees	–	(3.2)	3.2	–	–
Debt extinguishment costs	–	4.9	–	–	4.9
Other	–	(4.8)	–	–	(4.8)

Total costs and expenses	–	1,541.0	196.7	(19.9)	1,717.8

Income (loss) before income taxes	–	82.9	(17.9)	–	65.0
Income tax expense	24.9	–	–	–	24.9
Equity in earnings of subsidiaries	65.0	–	–	(65.0)	–

Net income (loss)	$40.1	$82.9	$(17.9)	$(65.0)	$40.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2005
(Combined Basis)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,717.7	$ 244.0	$ (26.3)	$ 1,935.4
Premium revenues	–	–	–	43.5	319.8	(29.8)	333.5

Total revenues	–	–	–	1,761.2	563.8	(56.1)	2,268.9
Salaries and benefits	–	–	–	904.1	129.3	–	1,033.4
Supplies	–	–	–	331.9	42.3	–	374.2
Medical claims expense	–	–	–	26.6	236.9	(26.3)	237.2
Purchased services	–	–	–	99.3	24.0	–	123.3
Provision for doubtful accounts	–	–	–	131.3	20.0	–	151.3
Other operating expenses	0.1	–	–	150.9	50.9	(29.8)	172.1
Rents and leases	–	–	–	22.8	7.2	–	30.0
Depreciation and amortization	–	–	–	67.7	14.3	–	82.0
Interest, net	–	72.7	11.1	2.1	2.4	–	88.3
Management fees	–	–	–	(8.1)	8.1	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.3	–	–	23.3
Other	–	–	–	3.4	(0.1)	–	3.3

Total costs and expenses	67.3	72.7	11.1	1,750.3	535.3	(56.1)	2,380.6

Income (loss) before income taxes	(67.3)	(72.7)	(11.1)	10.9	28.5	–	(111.7)
Income tax expense (benefit)	(33.6)	–	–	–	9.8	(9.8)	(33.6)
Equity in earnings of subsidiaries	(44.4)	–	–	–	–	44.4	–

Net income (loss)	$ (78.1)	$ (72.7)	$ (11.1)	$ 10.9	$ 18.7	$ 54.2	$ (78.1)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 323.6	$ 53.7	$ –	$ 377.3
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	333.3	122.7	(6.4)	449.6
Salaries and benefits	–	–	–	246.8	28.6	–	275.4
Supplies	–	–	–	62.8	9.5	–	72.3
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	17.2	4.9	–	22.1
Provision for doubtful accounts	–	–	–	27.1	4.4	–	31.5
Other operating expenses	–	–	–	29.9	13.7	(6.4)	37.2
Rents and leases	–	–	–	4.2	1.5	–	5.7
Depreciation and amortization	–	–	–	15.4	2.0	–	17.4
Interest, net	–	–	–	8.6	1.2	–	9.8
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	430.0	120.8	(6.4)	611.6

Income (loss) before income taxes	(67.2)	–	–	(96.7)	1.9	–	(162.0)
Income tax expense (benefit)	(51.3)	–	–	–	–	–	(51.3)
Equity in earnings of subsidiaries	(94.8)	–	–	–	–	94.8	–

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Successor Period September 23, 2004 through June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,394.1	$ 190.3	$ (26.3)	$ 1,558.1
Premium revenues	–	–	–	33.8	250.8	(23.4)	261.2

Total revenues	–	–	–	1,427.9	441.1	(49.7)	1,819.3
Salaries and benefits	–	–	–	657.3	100.7	–	758.0
Supplies	–	–	–	269.1	32.8	–	301.9
Medical claims expense	–	–	–	24.7	183.8	(26.3)	182.2
Purchased services	–	–	–	82.1	19.1	–	101.2
Provision for doubtful accounts	–	–	–	104.2	15.6	–	119.8
Other operating expenses	0.1	–	–	121.0	37.2	(23.4)	134.9
Rents and leases	–	–	–	18.6	5.7	–	24.3
Depreciation and amortization	–	–	–	52.3	12.3	–	64.6
Interest, net	–	72.7	11.1	(6.5)	1.2	–	78.5
Management fees	–	–	–	(6.1)	6.1	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	0.2	–	–	0.2
Other	–	–	–	3.4	–	–	3.4

Total costs and expenses	0.1	72.7	11.1	1,320.3	414.5	(49.7)	1,769.0

Income (loss) before income taxes	(0.1)	(72.7)	(11.1)	107.6	26.6	–	50.3
Income tax expense	17.7	–	–		9.8	(9.8)	17.7
Equity in earnings of subsidiaries	50.4	–	–	–	–	(50.4)	–

Net income (loss)	$ 32.6	$ (72.7)	$ (11.1)	$ 107.6	$ 16.8	$ (40.6)	$ 32.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2003
(Predecessor)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$16.9	$23.6	$4.2	$(27.8)	$16.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	44.5	2.4	–	46.9
Provision for doubtful accounts	–	66.7	6.7	–	73.4
Deferred income taxes	3.5	–	–	–	3.5
Amortization of loan costs	–	1.5	–	–	1.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(27.8)	–	–	27.8	–
Accounts receivable	–	(60.2)	(7.4)	–	(67.6)
Supplies	–	(3.1)	(0.5)	–	(3.6)
Prepaid expenses and other current assets	2.8	6.8	(2.2)	–	7.4
Accounts payable	–	18.1	(2.5)	–	15.6
Accrued expenses and other liabilities	5.0	(2.8)	21.5	–	23.7

Net cash provided by operating activities	0.4	95.1	22.2	–	117.7
Investing activities:
Acquisitions	–	(249.4)	–	–	(249.4)
Capital expenditures	–	(87.6)	(10.9)	–	(98.5)
Other	(55.0)	70.3	(11.4)	–	3.9

Net cash used in investing activities	(55.0)	(266.7)	(22.3)	–	(344.0)
Financing activities:
Proceeds from issuance of common stock	50.0	–	–	–	50.0
Proceeds from long-term debt	–	150.0	–	–	150.0
Payments of long-term debt and capital leases	–	(4.7)	(0.6)	–	(5.3)
Payments of loan costs	–	(2.3)	–	–	(2.3)
Other	–	5.7	–	–	5.7
Cash provided by (used in) intercompany activity	4.6	(12.7)	8.1	–	–

Net cash provided by financing activities	54.6	136.0	7.5	–	198.1

Net increase (decrease) in cash and cash equivalents	–	(35.6)	7.4	–	(28.2)
Cash and cash equivalents, beginning of period	–	56.8	(1.4)	–	55.4

Cash and cash equivalents, end of period	$–	$21.2	$6.0	$–	$27.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2004
(Predecessor)

	Parent

		Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$40.1	$82.9	$(17.9)	$(65.0)	$40.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	60.2	4.5	–	64.7
Provision for doubtful accounts	–	106.8	11.4	–	118.2
Deferred income taxes	12.7	–	–	–	12.7
Amortization of loan costs	–	1.8	–	–	1.8
Debt extinguishment costs	–	4.9	–	–	4.9
Loss (gain) on sale of assets	–	(0.8)	–	–	(0.8)
Stock compensation	–	0.1	–	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(65.0)	–	–	65.0	–
Accounts receivable	–	(117.8)	(11.2)	–	(129.0)
Supplies	–	(1.3)	(1.0)	–	(2.3)
Prepaid expenses and other current assets	(3.1)	4.7	(17.9)	–	(16.3)
Accounts payable	–	(13.8)	2.7	–	(11.1)
Accrued expenses and other liabilities	10.4	(7.5)	23.1	–	26.0

Net cash provided by (used in) operating activities	(4.9)	120.2	(6.3)	–	109.0
Investing activities:
Acquisitions, including working capital settlement payments	–	(20.0)	–	–	(20.0)
Capital expenditures	–	(138.1)	(12.9)	–	(151.0)
Proceeds from asset dispositions	–	6.2	–	–	6.2
Purchases of short-term investments	–	(30.0)	(28.0)	–	(58.0)
Sales of short-term investments	–	–	–	–	–
Other	–	(12.5)	10.2	–	(2.3)

Net cash used in investing activities	–	(194.4)	(30.7)	–	(225.1)
Financing activities:
Proceeds from long-term debt	–	497.5	–	–	497.5
Payments of long-term debt and capital leases	–	(349.7)	(3.7)	–	(353.4)
Payments of loan costs	–	(8.2)	–	–	(8.2)
Proceeds from joint venture partner contributions	–	3.0	–	–	3.0
Exercise of stock options	–	0.2	–	–	0.2
Payment to retire common stock	–	(0.1)	–	–	(0.1)
Cash provided by (used in) intercompany activity	4.9	(48.3)	43.4	–	–

Net cash provided by financing activities	4.9	94.4	39.7	–	139.0

Net increase (decrease) in cash and cash equivalents	–	20.2	2.7	–	22.9
Cash and cash equivalents, beginning of period	–	21.2	6.0	–	27.2

Cash and cash equivalents, end of period	$–	$41.4	$8.7	$–	$50.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2005
(Combined Basis)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (78.1)	$ (72.7)	$ (11.1)	$ 10.9	$ 18.7	$ 54.2	$ (78.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	67.7	14.3	—	82.0
Provision for doubtful accounts	—	—	—	131.3	20.0	—	151.3
Deferred income taxes	(37.6)	—	—	—	—	—	(37.6)
Amortization of loan costs	—	2.6	0.1	0.5	—	—	3.2
Accretion of principal on senior discount notes	—	—	11.0	—	—	—	11.0
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	97.4	—	—	97.4
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.3	—	—	23.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	44.4	—	—	—	—	(44.4)	—
Accounts receivable	—	—	—	(131.5)	(27.9)	—	(159.4)
Establishment of accounts receivables for acquisitions	—	—	—	(53.3)	—	—	(53.3)
Supplies	—	—	—	(2.5)	(0.4)	—	(2.9)
Prepaid expenses and other current assets	(2.8)	—	—	4.9	(8.3)	—	(6.2)
Accounts payable	—	—	—	57.5	0.8	—	58.3
Accrued expenses and other liabilities	6.6	14.4	—	(1.0)	39.8	(9.8)	50.0
Net cash provided by (used in) operating activities	(0.3)	(55.7)	—	200.8	57.0	—	201.8
Investing activities:						—
Acquisitions	(51.2)	—	—	(87.4)	—	—	(138.6)
Capital expenditures	—	—	—	(219.2)	(20.1)	—	(238.2)
Proceeds from asset sales	—	—	—	0.7	—	—	0.7
Purchases of short-term investments	—	—	—	(77.8)	(10.0)	—	(87.8)
Sales of short-term investments	—	—	—	107.8	38.0	—	145.8
Other	6.7	—	—	(12.9)	(22.6)	22.6	(6.2)
Net cash used in investing activities	(44.5)	—	—	(288.8)	(14.7)	22.6	(324.3)
Financing activities:
Proceeds from long-term debt	1,347.7	—	—	—	—	—	1,347.7
Payments of long-term debt and capital leases	(682.0)	(4.3)	—	(3.4)	(0.7)	—	(690.4)
Payments of loan costs and debt termination fees	(44.4)	—	—	—	—	—	(44.4)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	495.5	—	—	—	—	—	495.5
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	(106.4)	60.0	—	73.2	(4.2)	(22.6)	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.6	55.7	—	77.8	(4.9)	(22.6)	151.6
Net increase (decrease) in cash and cash equivalents	0.8	—	—	(9.1)	37.4	—	29.1
Cash and cash equivalents, beginning of period	—	—	—	3.2	46.9	—	50.1
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (5.9)	$ 84.3	$ —	$ 79.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (110.7)	$ —	$ —	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	15.4	2.0	—	17.4
Provision for doubtful accounts	—	—	—	27.1	4.4	—	31.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	—	—	0.5	—	—	0.5
Accretion of principal on senior discount notes	—	—	—	—	—	—	—
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	94.8	—	—	—	—	(94.8)	—
Accounts receivable	—	—	—	(37.2)	(4.9)	—	(42.1)
Supplies	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(14.7)	10.8	—	2.4
Accounts payable	—	—	—	41.9	(0.5)	—	41.4
Accrued expenses and other liabilities	(1.1)	—	—	(1.8)	9.9	—	7.0
Net cash provided by operating activities	5.6	—	—	49.9	23.3	—	78.8
Investing activities:
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(26.8)	(3.0)	—	(29.8)
Proceeds from asset sales	—	—	—	0.5	—	—	0.5
Sales of short-term investments	—	—	—	30.0	—	—	30.0
Other	—	—	—	0.4	(0.3)	—	0.1
Net cash provided by (used in) investing activities	(50.8)	—	—	4.1	(3.3)	—	(50.0)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.4)	(0.3)	—	(683.9)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	64.8	—	—	(51.1)	(13.7)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.5	—	—	(51.5)	(14.0)	—	(20.0)
Net increase in cash and cash equivalents	0.3	—	—	2.5	6.0	—	8.8
Cash and cash equivalents, beginning of period	—	—	—	3.2	46.9	—	50.1
Cash and cash equivalents, end of period	$ 0.3	$ —	$ —	$ 5.7	$ 52.9	$ —	$ 58.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Successor Period September 23, 2004 through June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 32.6	$ (72.7)	$ (11.1)	$ 107.6	$ 16.8	$ (40.6)	$ 32.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	52.3	12.3	—	64.6
Provision for doubtful accounts	—	—	—	104.2	15.6	—	119.8
Deferred income taxes	13.3	—	—	—	—	—	13.3
Amortization of loan costs	—	2.6	0.1	—	—	—	2.7
Accretion of principal on senior discount notes	—	—	11.0	—	—	—	11.0
(Gain) loss on sale of assets	—	—	—	—	—	—	—
Stock compensation	—	—	—	0.7	—	—	0.7
Debt extinguishment costs	—	—	—	—	—	—	—
Merger expenses	—	—	—	0.2	—	—	0.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(50.4)	—	—	—	—	50.4	—
Accounts receivable	—	—	—	(94.3)	(23.0)	—	(117.3)
Buildup of accounts receivable for recent acquisitions	—	—	—	(53.3)	—	—	(53.3)
Supplies	—	—	—	(2.5)	(0.1)	—	(2.6)
Prepaid expenses and other current assets	(10.2)	—	—	20.7	(19.1)	—	(8.6)
Accounts payable	—	—	—	15.6	1.3	—	16.9
Accrued expenses and other liabilities	8.8	14.4	—	0.8	28.8	(9.8)	43.0
Net cash provided by (used in) operating activities	(5.9)	(55.7)	—	152.0	32.6	—	123.0
Investing activities:
Acquisitions	(0.4)	—	—	(87.4)	—	—	(87.8)
Capital expenditures	—	—	—	(192.4)	(16.0)	—	(208.4)
Proceeds from asset sales	—	—	—	0.2	—	—	0.2
Purchases of short-term investments	—	—	—	(77.8)	(10.0)	—	(87.8)
Sales of short-term investments	—	—	—	77.8	38.0	—	115.8
Other	6.7	—	—	(13.3)	(22.3)	22.6	(6.3)
Net cash provided by (used in) investing activities	6.3	—	—	(292.9)	(10.3)	22.6	(274.3)
Financing activities:
Proceeds from long-term debt	173.0	—	—	—	—	—	173.0
Payments of long-term debt and capital leases	1.2	(4.3)	—	(3.0)	(0.4)	—	(6.5)
Payments of loan costs and debt termination fees	(3.5)	—	—	—	—	—	(3.5)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	0.6	—	—	—	—	—	0.6
Payments to retire stock and stock options	—	—	—	—	—	—	—
Cash provided by (used in) intercompany activity	(171.2)	60.0	—	124.3	9.5	(22.6)	—
Exercise of stock options	—	—	—	—	—	—	—
Net cash provided by financing activities	0.1	55.7	—	129.3	9.1	(22.6)	171.6
Net increase (decrease) in cash and cash equivalents	0.5	—	—	(11.6)	31.4	—	20.3
Cash and cash equivalents, beginning of period	0.3	—	—	5.7	52.9	—	58.9
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (5.9)	$ 84.3	$ —	$ 79.2

9.             Income Taxes

                Significant components of the provision for income taxes attributable to continuing operations are as follows (in millions):

	Predecessor	Predecessor	Combined Basis

	2003	2004	2005

Current:
Federal	$–	$0.4	$0.6
State	0.4	0.4	1.1

	0.4	0.8	1.7
Deferred:
Federal	9.9	22.6	(31.6)
State	0.5	1.4	(8.6)

	10.4	24.0	(40.2)
Increase in valuation allowance	0.1	0.1	4.9

Total	$10.9	$24.9	$(33.6)

                The increases in the valuation allowance during fiscal 2003, 2004 and 2005 result from state net operating loss carryforwards that may not ultimately be utilized because of the uncertainty regarding Vanguard’s ability to generate taxable income in certain states.  The effective income tax rate differed from the federal statutory rate for the years ended June 30, 2003, 2004 and 2005 as follows:

	Predecessor	Predecessor	Combined Basis

	2003	2004	2005

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Income tax expense at state statutory rate	3.5	2.5	6.9
Nondeductible expenses and other	0.6	0.7	(0.6)
Increase in valuation allowance	0.1	0.1	(4.4)
Nondeductible merger-related costs	–	–	(6.8)

Effective income tax rate	39.2%	38.3%	30.1%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Vanguard’s deferred tax assets and liabilities as of June 30, 2004 and 2005, were approximately as follows (in millions):

	Predecessor

	2004	2005
Deferred tax assets:
Net operating loss carryover	$12.5	$92.3
Excess tax basis over book basis of accounts receivable	8.9	3.8
Deferred compensation	2.5	0.3
Accrued expenses and other	3.4	1.5
Deferred loan costs	–	2.7
Professional liabilities reserves	1.4	1.0
Self-insurance reserves	3.6	10.0
Unearned revenue and deferred gains	4.0	2.7
Equity method of accounting for partnerships	0.7	0.2
Alternative minimum tax credit	0.4	–

Total deferred tax assets	37.4	114.5
Valuation allowance	(2.4)	(7.3)

Total deferred tax assets, net of valuation allowance	35.0	107.2

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	57.7	38.5
Excess book basis over tax basis of prepaid assets	15.1	15.9

Total deferred tax liabilities	72.8	54.4

Net deferred tax assets and liabilities	$(37.8)	$52.8

                Net non-current deferred tax liabilities of $40.9 million as of June 30, 2004 are included in the accompanying consolidated balance sheet in other liabilities. Net non-current deferred tax assets of $49.7 million as of June 30, 2005 are included in other assets in the accompanying consolidated balance sheet. Net current deferred tax assets were $3.1 million as of both June 30, 2004 and 2005.

                The Company’s gross deferred tax assets, net of valuation allowance, related to operations and exercised stock options at June 30, 2005 were as follows:

	Total Deferred Tax Assets	Valuation Allowance	Net Deferred Tax Assets

	(In millions)

Operations	$97.2	$5.6	$91.6
Net operating loss carryover attributable to non-qualified stock options	17.3	1.7	15.6

	$114.5	$7.3	$107.2

                When realization of the deferred tax asset is more likely than not to occur, the benefit related to the deductible temporary differences attributable to operations is recognized as a reduction of income tax expense.  The benefit related to the deductible temporary differences attributable to non-qualified stock option deductions is credited to additional paid-in capital when realized. Vanguard recognized a deferred income tax benefit related to non-qualified stock options of approximately $37.2 million during the fiscal year ended June 30, 2005, but did not recognize a current income tax benefit related to such due to its net loss position during fiscal 2005.

                $5.0 million of the valuation allowance attributable to operations existed as of the merger date described in Note 1.  Any subsequent recognition of tax benefits associated with the pre-merger valuation allowances will be accounted for as a reduction of goodwill attributable to the merger in accordance with applicable accounting standards.

                As of June 30, 2005, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax purposes and state income tax purposes of approximately $220.0 million and $340.0 million, respectively, that expire from 2012 to 2022. Approximately $4.2 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                On July 27, 2005, Vanguard received notification from the Internal Revenue Service of its intention to examine the federal income tax return of an affiliated partnership for the year ended June 30, 2003.  Management believes that adequate provisions have been reflected in the consolidated financial statements for issues that may arise in the audit based upon current facts and circumstances.

10.          Stockholder’s Equity

                Vanguard has the authority to issue 1,000,000 shares of common stock, par value $.01 per share.

Common Stock of Vanguard and Class A Membership Units of Holdings

                Immediately prior to the merger, Vanguard had authorized 600,000 shares of common stock, of which 232,784 shares were outstanding. A portion of the proceeds of the merger were used to pay the holders of the common stock for their stock and the holders of outstanding options under the 1998 Stock Option Plan, the 2000 Stock Option Plan, the Initial Option Plan and the Carry Option Plan for the excess of the merger consideration over the exercise prices of such options. In connection with the merger, Blackstone, MSCP, management and other investors purchased $624.0 million of Class A Membership Units of Holdings. Holdings then invested the $624.0 million in the common stock of Vanguard, and in addition Blackstone invested $125.0 million directly in the common stock of Vanguard.  In February 2005, other investors purchased approximately $0.6 million of Class A membership units of Holdings. Holdings then invested the $0.6 million in the common stock of Vanguard.

Equity Incentive Membership Units of Holdings

                In connection with the merger, certain members of senior management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.7 million pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”).  The value of the equity incentive units was determined by an independent third party appraiser. The Class B and D units vest 20% on each anniversary of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid on September 23, 2004.  Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a liquidity event (as defined in the LLC Agreement).  In exchange for a cash payment of $5.7 million, Vanguard issued to Holdings 83,890 warrants with an exercise price of $1,000 per share and 35,952 warrants with an exercise price of $3,000 per share to purchase Vanguard’s common stock. The warrants may be exercised at any time. Vanguard reserved 119,842 shares of its common stock to be issued upon exercise of the warrants.

Redeemable Payable-In-Kind Preferred Stock

                On February 1, 2000, to satisfy a portion of the purchase price for the acquisition of MacNeal Hospital and related assets, Vanguard issued 20,000 shares of its payable-in-kind convertible redeemable preferred stock (“PIK Preferred Shares”) with a par value of $0.01 per share.  Dividends payable in the form of additional PIK Preferred Shares accrued at an annual rate of 8%.  On January 3, 2003, Vanguard issued 30,000 shares of payable-in-kind convertible redeemable preferred stock (“Series B PIK Preferred Shares”) with par value of $0.01 per share to satisfy a portion of the purchase price of its acquisition of the BHS assets.  Dividends payable in the form of additional Series B PIK Preferred Shares accrued at an annual rate of 6.25%.  Each series of preferred stock was valued by an independent appraiser at $1,000 per share for purposes of the respective acquisitions.

                In connection with the merger, Vanguard redeemed all 27,210 outstanding PIK Preferred Shares at $1,000 per share plus accrued dividends for approximately $28.6 million.  In connection with the merger, all 31,875 outstanding Series B Preferred Shares plus accrued dividends were converted into per share merger consideration based upon the right of the holder of the Series B PIK Preferred Shares to receive common shares of Vanguard at the $3,500 per share conversion price.

Put and Call Features of Acquisition Subsidiary Stock

                For a period of 30 days commencing June 1, 2007 and each June 1 thereafter, University of Chicago Hospitals (“UCH”) has the right to require Vanguard to purchase its shares in the subsidiary that acquired Louis A. Weiss Memorial Hospital for a purchase price equal to four times the acquisition subsidiary’s Adjusted EBITDA (as defined in the shareholders agreement between the parties) for the most recent 12 months of operations less all indebtedness of the acquisition subsidiary (including capital leases) at such time, multiplied by UCH’s percentage interest in the acquisition subsidiary on the date of purchase. Similarly, during the same 30-day periods, Vanguard has the right to require UCH to sell to it UCH’s shares in the acquisition subsidiary for a purchase price equal to the greater of (i) six times the acquisition subsidiary’s Adjusted EBITDA (as defined in the shareholders agreement among the parties) for the most recent 12 months of operations less all indebtedness of the acquisition subsidiary (including capital leases) at such time, times UCH’s percentage interest in the acquisition subsidiary on the date of purchase, and (ii) the price paid by UCH for its interest in the acquisition subsidiary minus dividends or other distributions to UCH in respect of that interest.

11.          Stock Based Compensation

                As previously discussed, Vanguard adopted the provisions of SFAS 148 during fiscal 2003 and, effective July 1, 2003, elected to adopt the fair value method of accounting for stock-based employee compensation under SFAS 123 using the prospective method of transition set forth by SFAS 148. During fiscal 2004, Vanguard recognized $0.1 million of stock compensation related to stock options granted subsequent to July 1, 2003.  During the combined fiscal year 2005, Vanguard incurred stock compensation expense of $97.4 million primarily as a result of $96.7 million during the predecessor period July 1, 2004 through September 22, 2004 related to the payment to stock option holders under Vanguard’s former stock option plans as calculated under the provisions of APB 25 for option grants prior to July 1, 2003, and under SFAS 123 for option grants on or after July 1, 2003.

Carry Option Plan

                On June 1, 1998, the Vanguard board of directors (the “Board”) approved the first grant of options, each exercisable for one share of common stock at an exercise price of $170.12, under the Vanguard Health Systems, Inc. Carry Option Plan (the “Carry Option Plan”). In November 2001, the Board approved the most recent grant of options under the Carry Option Plan, bringing the total number of outstanding options to 29,822, the maximum allowed pursuant to the Amended and Restated Shareholders Agreement dated as of June 1, 2000 and the Carry Option Plan.  On the merger date, the number of exercisable options under the Carry Option Plan was determined to be 10,625 based upon calculations set forth in the plan document.  Pursuant to the merger agreement, on September 23, 2004, Vanguard cancelled all options under the Carry Option Plan, terminated the plan and paid the option holders promptly thereafter the excess of the merger consideration over the exercise price of exercisable options.

Initial Option Plan

                The purpose of the Vanguard Health Systems, Inc. Nonqualified Initial Option Plan (the “Initial Option Plan”) was primarily to grant option awards to those employees who agreed to work for Vanguard for no cash salaries or cash salaries below fair market value during the eleven months ended May 31, 1998.  On June 1, 1998, the Board approved the grant of 3,595 options, each exercisable for one share of common stock, at an exercise price of $170.12 per share. The maximum number of shares of common stock reserved for grant of awards under the Initial Option Plan was 3,595. Each of the 3,595 granted options vested on June 1, 1999 (one-year vesting period). 3,396 of the options became exercisable on June 1, 1999, and the other 199 options became exercisable on the merger date.  Pursuant to the merger agreement, on September 23, 2004, Vanguard cancelled all options under the Initial Option Plan, terminated the plan and paid the option holders promptly thereafter the excess of the merger consideration over the exercise price of the options.

1998 Stock Option Plan

                The purpose of the Vanguard Health Systems, Inc. 1998 Stock Option Plan, as amended effective June 1, 2000 (the “1998 Stock Option Plan”), was to afford an incentive to executive officers, other key employees, directors and consultants of Vanguard to acquire a proprietary interest in Vanguard, to continue as employees, directors, or consultants, to increase their efforts on behalf of Vanguard and to promote the success of its business.  The maximum number of shares of Vanguard’s common stock reserved for the grant of options under the 1998 Stock Option Plan, as recomputed at the merger date given calculations set forth in the plan document, was 13,196.  Options granted under the 1998 Stock Option plan were designated as either (i) incentive stock options or non-qualified stock options and (ii) Liquidity Event Options or Non-Liquidity Event Options; although certain restrictions existed as to the number of options that could be granted, outstanding and exercisable under each designation.  All 11,398 outstanding options under the 1998 Stock Option Plan immediately vested on the merger date.  Pursuant to the merger agreement, on September 23, 2004, Vanguard cancelled all options under the 1998 Stock Option Plan, terminated the plan and paid the option holders promptly thereafter the excess of the merger consideration over the exercise price of the options.

2000 Stock Option Plan

                Effective June 1, 2000, the Vanguard Health Systems 2000 Stock Option Plan (the “2000 Stock Option Plan”) was approved by the Board for the same purpose as the 1998 Stock Option Plan.  The maximum number of shares of Vanguard’s common stock reserved for the grant of options under the 2000 Stock Option Plan was 13,187.  Options granted under the 2000 Stock Option plan were designated as either (i) incentive stock options or non-qualified stock options and (ii) Liquidity Event Options or Non-Liquidity Event Options; although certain restrictions existed as to the number of options that could be granted, outstanding and exercisable under each designation.  All 13,067 outstanding options under the 2000 Stock Option Plan immediately vested on the merger date.  Pursuant to the merger agreement, on September 23, 2004, Vanguard cancelled all options under the 2000 Stock Option Plan, terminated the plan and paid the option holders promptly thereafter the excess of the merger consideration over the exercise price of the options.

2004 Stock Incentive Plan

                After the merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). The 2004 Option Plan allows for the issuance of up to 67,409 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to three times the exercise price per share assigned to the Liquidity Event Options and Time Options. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of June 30, 2005, 38,184 options were outstanding under the 2004 Option Plan.

                The following tables summarize options transactions during the years ended June 30, 2003 and 2004 and the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through June 30, 2005.

	Carry Option Plan		Initial Option Plan

	# of Options	Weighted Average Exercise Price	# of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2002 (predecessor)	29,822	$170.12	3,595	$170.12
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options cancelled	–	–	–	–

Options outstanding at June 30, 2003 (predecessor)	29,822	170.12	3,595	170.12
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options cancelled	–	–	–	–

Options outstanding at June 30, 2004 (predecessor)	29,822	170.12	3,595	170.12
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options cancelled	(29,822)	170.12	(3,595)	170.12

Options outstanding at September 22, 2004 (predecessor)	–	–	–	–
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options cancelled	–	–	–	–

Options outstanding at June 30, 2005	–	$–	–	$–

Options available for grant at June 30, 2005	–	$–	–	$–

Options exercisable at June 30, 2005	–	$–	–	$–

	1998 Stock Option Plan		2000 Stock Option Plan		2004 Stock Incentive Plan

	# of Options	Weighted Average Exercise Price	# of Options	Weighted Average Exercise Price	# of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2002 (predecessor)	10,302	$1,049.38	7,402	$1,701.18	–	$–
Options granted	–	–	5,015	1,701.18	–	–
Options exercised	(13)	1,701.18	–	–	–	–
Options cancelled	(369)	1,701.18	(593)	1,701.18	–	–

Options outstanding at June 30, 2003 (predecessor)	9,920	1,022.74	11,824	1,701.18	–	–
Options granted	–	–	1,650	1,701.18	–	–
Options exercised	(83)	1,701.18	(12)	1,701.18	–	–
Options cancelled	(29)	1,701.18	(1,165)	1,701.18	–	–

Options outstanding at June 30, 2004 (predecessor)	9,808	1,014.99	12,297	1,701.18	–	–
Options granted	1,590	1,701.18	992	1,701.18	–	–
Options exercised	–	–	(35)	1,701.18	–	–
Options cancelled	(11,398)	1,110.71	(13,254)	1,701.18	–	–

Options outstanding at September 22, 2004 (predecessor)	–	–	–	–	–	–
Options granted	–	–	–	–	40,078	1,600.00
Options exercised	–	–	–	–	–	–
Options cancelled	–	–	–	–	(1,894)	1,600.00

Options outstanding at June 30, 2005	–	$–	–	$–	38,184	$1,600.00

Options available for grant at June 30, 2005	–	$–	–	$–	29,225	$1,600.00

Options exercisable at June 30, 2005	–	$–	–	$–	–	$–

                The following table provides information relating to the 2004 Option Plan as of June 30, 2005.

Exercise price	$1,000.00	$3,000.00
Number outstanding	26,730	11,454
Weighted average remaining contractual life	9.5 years	9.5 years
Number exercisable	–	–

12.          401(k) Plan

                Effective June 1, 1998, Vanguard adopted the Vanguard 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.

                The 401(k) Plan was restated January 1, 2000 to incorporate the adoption agreements of a number of employers whereby the respective employer tailored the terms of the 401(k) Plan, including: contribution limits, vesting schedule and employer match. The 401(k) Plan was adopted by Vanguard’s subsidiary employing its home office and other certain employees as of July 1, 1998 and by each acquired entity upon the respective acquisition date.

                For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after three years of service and continue vesting at 20% per year until fully vested. Vanguard’s matching expense for the years ended June 30, 2003, 2004 and 2005 (combined basis) was approximately $5.3 million, $6.0 million and $9.3 million, respectively.

13.          Leases

                Vanguard leases real estate properties and equipment under operating and capital leases having various expiration dates. Future minimum operating and capital lease payments at June 30, 2005 are approximately as follows (in millions).

	Operating Leases	Capital Leases	Total

2006	$ 23.4	$ 1.5	$ 24.9
2007	19.9	0.4	20.3
2008	17.1	–	17.1
2009	13.0	–	13.0
2010	9.8	–	9.8
Thereafter	42.5	–	42.5

Total minimum payments	$ 125.7	$ 1.9	$ 127.6

Less amounts representing interest		(0.1)

Present value of future minimum lease payments		$ 1.8

Assets Under Capital Leases

                The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, are approximately as follows (in millions).

	Predecessor

	June 30, 2004	June 30, 2005

Equipment	$13.8	$4.1
Less: accumulated depreciation	6.2	0.9

Net equipment under capital leases	$7.6	$3.2

                Amortization of the capitalized amounts is included in depreciation and amortization in the accompanying consolidated statements of operations. For the fiscal year ended June 30, 2003, the fiscal year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005, rent expense for operating leases was approximately $18.3 million, $23.4 million, $5.7 million, $24.3 million and $30.0 million, respectively.

14.          Contingencies and Healthcare Regulation

Contingencies

                Vanguard is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on Vanguard’s financial position or results of operations.

Reimbursement

                Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of Vanguard’s management, adequate provision has been made for any adjustments that may result from such reviews.

                Laws and regulations governing the Medicare and Medicaid and other federal healthcare programs are complex and subject to interpretation. Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, Vanguard’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with such laws and regulations could result in significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.

Acquisitions

                Vanguard has acquired and may continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although Vanguard institutes policies designed to conform practices to its standards following the completion of its acquisitions, there can be no assurance that it will not become liable for past activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although Vanguard generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

Employment-Related Agreements

                Effective June 1, 1998, Vanguard executed employment agreements with four of its senior executive officers. Vanguard executed an employment agreement with a fifth senior executive officer on September 1, 1999. The employment agreements were amended on September 23, 2004 to extend the term of each employment agreement another 5 years and to provide that the merger did not constitute a change of control, as defined in the agreements. The employment agreements will renew automatically for additional one-year periods, unless terminated by Vanguard or the executive officer. The employment agreements provide, among other things, for minimum salary levels, for participation in bonus plans, and for amounts to be paid as liquidated damages in the event of a change in control or termination by Vanguard without cause.

                Vanguard has executed severance protection agreements (“severance agreements”) between Vanguard and each of its senior vice presidents and vice presidents. The severance agreements are automatically extended for successive one year terms at the discretion of Vanguard unless an event of a change in control occurs, as defined in the severance agreement, at which time the severance agreement continues in effect for a period of not less than three years beyond the date of such event. Vanguard may be obligated to pay severance payments as set forth in the severance agreements in the event of a change in control.

Capital Expenditures and Construction Commitments

                California has statutes and regulations that require hospitals to meet seismic performance standards. Hospitals that do not meet the standards may be required to retrofit their facilities. California law required that hospitals in California evaluate their facilities and develop a plan and schedule for complying with the standards. Compliance plans, if necessary, were required to be filed with the State of California by January 2002. Vanguard filed its required compliance plans on a timely basis. Vanguard’s facilities are not currently in compliance with the seismic regulations and standards that must be brought into compliance by 2013. Vanguard expects to expend approximately $12.5 million to comply with the seismic standards by the 2013 compliance date.

                Vanguard currently has multiple capital expansion and replacement projects underway.  Vanguard estimates its remaining commitment to complete the expansion projects in San Antonio and Phoenix and its remaining obligations for other capital projects in process to be approximately $118.5 million.

Guarantees

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $18.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of June 30, 2005, Vanguard maintained this performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2005.  Vanguard is also required to arrange for $5.3 million in letters of credit to collateralize its $18.0 million in surety bonds with the third party insurers.  Vanguard also from time to time enters into parent-subsidiary guarantee arrangements in the ordinary course of operating its business.

Variable Interest Entities

                Vanguard is a party to two contractual agreements whereby it may be required to make monthly payments to the developers and managers of two medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016.  Vanguard is currently assessing the impact of FIN 46R on this contract.  Should Vanguard be required to consolidate this variable interest entity (“VIE”) under FIN 46R, its cash flows, results of operations or compliance with debt covenants would not be materially affected.  Should the contract remain in place, Vanguard expects to pay approximately $0.9 million under this contract during the remainder of its term.  The second contract commenced in June 2004 for a period of 12 years.  Vanguard deemed this contract a VIE in which Vanguard is not the primary beneficiary.  The maximum annual amount Vanguard would pay under the contract assuming no changes to current occupancy levels would be approximately $0.6 million.  Vanguard does not expect to pay any material amounts under this contract during the remainder of its term.

Governmental Regulation

                Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects and is not aware of any material pending or threatened proceeding involving allegations of potential wrongdoing.  In accordance with its established compliance program policies, in September 2004 Vanguard made a voluntary disclosure to the Office of Inspector General of the U.S. Department of Health and Human Services and to the local U.S. Attorney’s Office regarding certain physician lease documentation deficiencies at one of its hospitals. Vanguard has not determined that a violation of any laws or regulations occurred, nor has Vanguard determined that any restitution or other payment is due to the federal government in respect of this matter. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. Vanguard is not aware of any other material regulatory proceedings underway.

15.          Related Party Transactions

                Prior to its dissolution in June 2005, at all times during its existence Charles N. Martin, Jr., Vanguard’s Chairman and Chief Executive Officer, beneficially owned at least 97% of the membership interests in The Healthcare Airplane Group, LLC. Prior to June 1, 2004, Vanguard purchased charter airplane services from The Healthcare Airplane Group, LLC. Total costs for such services incurred during the years ended June 30, 2003 and 2004 and reported in the accompanying consolidated statements of operations approximated $506,000 and $630,000, respectively. Vanguard paid prevailing market rates for these charter services. The Healthcare Airplane Group, LLC reimbursed Vanguard approximately $78,000 and $28,000 for employee benefits, various office services and working capital advances during the fiscal years ended June 30, 2003 and 2004, respectively. Effective June 1, 2004, Vanguard purchased a Falcon Model 20F-731 jet from Healthcare Airplane Group, LLC for a purchase price of $6,479,230, which amount was equal to the appraised value of the jet plus applicable sales taxes.  During the fiscal year ended June 30, 2005 (combined basis), The Healthcare Airplane Group paid Vanguard approximately $34,000 for certain liabilities assumed by Vanguard upon Vanguard’s employment of the pilots.

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets include receivables from various unrelated entities that are affiliated with certain of Vanguard’s officers of approximately $4,000 as of June 30, 2004. Such balance represent amounts due for rent and certain shared office services allocable to the affiliates.

                During fiscal 2003, 2004 and 2005 (combined basis), Vanguard paid approximately $150,000, $4,000 and $6,000 respectively, of the out-of-pocket expenses of MSCP related to their review of Vanguard’s proposed transactions and reimbursement for filing fees paid on Vanguard’s behalf and travel and related expenses.  During fiscal 2003, Vanguard paid Morgan Stanley Senior Funding, Inc. a consent fee of $12,500 in respect of its agreement to an amendment to Vanguard’s 2001 credit facility.  MSCP maintained an equity interest in Vanguard of 17.3% as of June 30, 2005. Also, one of Vanguard’s current directors, Eric T. Fry, and two previous directors, Howard I. Hoffen and Karen H. Bechtel, were managing directors of Morgan Stanley & Co. Incorporated during each such fiscal year. Until September 2004, Eric T. Fry was a managing director of Morgan Stanley Private Equity, while Howard I. Hoffen was Chairman and Chief Executive Officer of Morgan Stanley Private Equity. Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of MSCP.

                Pursuant to the merger agreement, Vanguard entered into a transaction and monitoring fee agreement with Blackstone and Metalmark Subadvisor LLC (“Metalmark”).  Under the terms of the agreement, Vanguard paid Blackstone a transaction and advisory fee on the merger date equal to $20.0 million plus approximately $350,000 of out of pocket expenses for Blackstone’s expertise in undertaking financial and structural analysis, due diligence investigations and other advice and negotiation assistance necessary to complete the merger.  This fee was recorded to unallocated purchase price as a direct acquisition cost.  Funds affiliated with Blackstone held an equity interest in

Vanguard of 66.0% as of June 30, 2005.  Vanguard also agreed to pay Blackstone and Metalmark an annual monitoring fee of $4.0 million and $1.2 million, respectively, plus out of pocket expenses.  The monitoring fee represents compensation to Blackstone and Metalmark for their advisory and consulting services with respect to financing transactions, strategic decisions, dispositions or acquisitions of assets and other Vanguard affairs from time to time.  Blackstone also has the option under the agreement to elect at any time in anticipation of a change in control or initial public offering to require Vanguard to pay both Blackstone and Metalmark a lump sum monitoring fee, calculated as the net present value of future annual monitoring fees assuming a remaining ten-year payment period, in lieu of the remaining annual monitoring fee payments.  If Blackstone chooses a lump sum payment, Metalmark is entitled to receive not less than 15% of the sum of the initial $20.0 million Blackstone transaction fee and the cumulative monitoring fees and lump sum monitoring fee paid to Blackstone less the cumulative aggregate monitoring fees paid to Metalmark to date.  During fiscal 2005, Vanguard paid approximately $3,093,00 and $928,000 in monitoring fees to Blackstone and Metalmark, respectively.

                During fiscal 2003, certain of Vanguard’s facilities paid approximately $415,000 to Coactive Systems Corporation for nurse triage, physician referral and class registration services, and Coactive Systems reimbursed Vanguard approximately $31,800 for its full rental cost in connection with its month-to-month occupancy of certain office space in Vanguard’s headquarters. In addition, in fiscal 2003, Coactive Systems paid Vanguard approximately $20,800 to reimburse Vanguard for the costs of its phone use while occupying such office space and for an allocation in respect of its cost of certain shared office services. The above aggregate amount paid by Vanguard’s facilities to Coactive Systems resulted from several contracts separately negotiated with Coactive Systems by local management of each facility on an arms-length basis, and in management’s opinion such amount paid by Vanguard’s facilities does not exceed the fair market value for such services. Until Coactive Systems was acquired by means of a merger with First Consulting Group, Inc. on May 20, 2003, Vanguard’s Chairman & Chief Executive Officer, Charles N. Martin, Jr., owned approximately 41.5% of the common stock of Coactive Systems and served as the non-executive chairman of its board of directors. Certain of Vanguard’s other executive officers (Robert E. Galloway, W. Lawrence Hough, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman and Alan G. Thomas) owned, in the aggregate, approximately 5.5% of the common stock of Coactive Systems. In addition, Vanguard’s Vice Chairman, Keith B. Pitts, was on its board of directors; Vanguard’s Senior Vice President, Assistant General Counsel and Assistant Secretary, James H. Spalding, was its assistant secretary and the Company’s Executive Vice President, General Counsel and Secretary, Ronald P. Soltman, was its secretary.

                During fiscal 2003, Phyve Corporation reimbursed Vanguard approximately $99,400 for its month-to-month occupancy of certain office space in Vanguard’s headquarters, representing Vanguard’s full rental cost in connection the space. In addition, in fiscal 2003, Phyve paid Vanguard approximately $20,200 to reimburse Vanguard for the costs of its phone use while occupying such office space Vanguard headquarters and for an allocation in respect of Vanguard’s cost of certain shared office services. Phyve sold all of its assets to First Consulting Group, Inc. and discontinued its business operations on or about February 20, 2003. Prior to the final dissolution of Phyve, Vanguard’s Chairman & Chief Executive Officer, Charles N. Martin, Jr., owned approximately 16.9% of the outstanding common stock and 11.6% of the outstanding preferred stock of Phyve and served as the non-executive chairman of its board of directors. Certain of Vanguard’s other executive officers (Bruce F. Chafin, Robert E. Galloway, W. Lawrence Hough, James Johnston, Joseph D. Moore, Keith B. Pitts, Phillip W. Roe, Ronald P. Soltman, James H. Spalding, and Alan G. Thomas) owned, in the aggregate, approximately 12.8% of its common stock and Messrs. Galloway, Johnston and Moore owned, in the aggregate, approximately 0.5% of its outstanding preferred stock. In addition, Mr. Spalding served as its secretary and Mr. Soltman served as its assistant secretary.

                During fiscal 2003, 2004 and 2005 (combined basis) NetContent, Inc. reimbursed Vanguard approximately $74,000, $44,000 and $8,000, respectively, for Vanguard’s full rental cost in connection with its month-to-month occupancy of certain office space in Vanguard’s headquarters. In addition, during fiscal 2003, 2004 and 2005 (combined basis), NetContent paid Vanguard approximately $20,300, $17,000 and $3,000, respectively, to reimburse Vanguard for the costs of its phone use while occupying such office space and for an allocation in respect of Vanguard’s cost of certain shared office services. During the periods in which the transactions described above occurred, Vanguard’s Chairman & Chief Executive Officer, Charles N. Martin, Jr., owned 51% of the outstanding common stock of NetContent and was a member of its board of directors, two of Vanguard’s other executive officers, Keith B. Pitts and James H. Spalding, owned 30% and 19%, respectively, of the outstanding common stock of NetContent and were officers and directors of NetContent.

16.          Segment Information

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital, and Phoenix Health Plan, a Medicaid managed health plan in Arizona. Prior to the acquisitions of these entities, Vanguard determined that it did not have separately reportable segments as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. The following tables provide financial information by business segment for the years ended June 30, 2003, 2004 and 2005 (combined basis) and the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through June 30, 2005.

	For the Year Ended June 30, 2003 (predecessor)

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 1,121.7	$ –	$ 1,121.7
Capitation premiums	218.8	–	–	218.8
Inter-segment revenues	–	24.9	(24.9)	–

Total revenues	218.8	1,146.6	(24.9)	1,340.5
Salaries and benefits	9.7	568.7	–	578.4
Supplies	0.2	202.4	–	202.6
Medical claims expense	160.8	–	–	160.8
Provision for doubtful accounts	–	73.4	–	73.4
Other operating expenses – external	8.6	208.0	–	216.6
Operating expenses – inter-segment	24.9	–	(24.9)	–

Total operating expenses	204.2	1,052.5	(24.9)	1,231.8

Segment EBITDA(1)	14.6	94.1	–	108.7
Depreciation and amortization	1.7	45.2	–	46.9
Interest, net	0.2	34.7	–	34.9
Minority interests	–	0.7	–	0.7
Equity method loss (income)	–	(1.6)	–	(1.6)

Income before income taxes	$ 12.7	$ 15.1	$ –	$ 27.8

Segment assets	$ 54.7	$ 1,172.2	$ –	$ 1,226.9

Capital expenditures	$ 0.5	$ 98.0	$ –	$ 98.5

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2004 (predecessor)

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 1,489.0	$ –	$ 1,489.0
Capitation premiums	293.8	–	–	293.8
Inter-segment revenues	–	29.0	(29.0)	–

Total revenues	293.8	1,518.0	(29.0)	1,782.8
Salaries and benefits (excludes stock compensation of $0.1 million)	11.5	729.3	–	740.8
Supplies	0.2	282.8	–	283.0
Medical claims expense	211.8	–	–	211.8
Provision for doubtful accounts	–	118.2	–	118.2
Other operating expenses – external	14.5	241.5	–	256.0
Operating expenses – inter-segment	29.0	–	(29.0)	–

Total operating expenses	267.0	1,371.8	(29.0)	1,609.8

Segment EBITDA(1)	26.8	146.2	–	173.0
Depreciation and amortization	2.1	62.6	–	64.7
Interest, net	1.9	41.2	–	43.1
Minority interests	–	(2.5)	–	(2.5)
Equity method loss (income)	–	(1.5)	–	(1.5)
Stock compensation	–	0.1	–	0.1
Debt extinguishment costs	–	4.9	–	4.9
Loss (gain) on sale of assets	–	(0.8)	–	(0.8)

Income before income taxes	$ 22.8	$ 42.2	$ –	$ 65.0

Segment assets	$ 65.5	$ 1,362.3	$ –	$ 1,427.8

Capital expenditures	$ 0.5	$ 150.5	$ –	$ 151.0

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2005 (combined basis)

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 1,935.4	$ –	$ 1,935.4
Premium revenues	333.5	–	–	333.5
Inter-segment revenues	–	36.6	(36.6)	–

Total revenues	333.5	1,972.0	(36.6)	2,268.9
Salaries and benefits (excludes stock compensation of $97.4 million)	12.5	923.5	–	936.0
Supplies	0.2	374.0	–	374.2
Medical claims expense	237.2	–	–	237.2
Provision for doubtful accounts	–	151.3	–	151.3
Other operating expenses – external	17.0	308.4	–	325.4
Operating expenses – inter-segment	36.6	–	(36.6)	–

Total operating expenses	303.5	1,757.2	(36.6)	2,024.1

Segment EBITDA(1)	30.0	214.8	–	244.8
Depreciation and amortization	3.7	78.3	–	82.0
Interest, net	(0.2)	88.5	–	88.3
Minority interests	–	(0.4)	–	(0.4)
Equity method loss (income)	–	(0.9)	–	(0.9)
Stock compensation	–	97.4	–	97.4
Debt extinguishment costs	–	62.2	–	62.2
Merger expenses	–	23.3	–	23.3
Loss (gain) on sale of assets	–	0.6	–	0.6
Monitoring fees	–	4.0	–	4.0

Income (loss) before income taxes	$ 26.5	$ (138.2)	$ –	$ (111.7)

Segment assets	$ 163.2	$ 2,308.5	$ –	$ 2,471.7

Capital expenditures	$ 1.5	$ 236.7	$ –	$ 238.2

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Predecessor period July 1, 2004 through September 22, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 377.3	$ –	$ 377.3
Premium revenues	72.3	–	–	72.3
Inter-segment revenues	–	6.4	(6.4)	–

Total revenues	72.3	383.7	(6.4)	449.6
Operating expenses – external	61.2	341.3	–	402.5
Operating expenses – inter-segment	6.4	–	(6.4)	–

Total operating expenses	67.6	341.3	(6.4)	402.5

Segment EBITDA(1)	4.7	42.4	–	47.1
Depreciation and amortization	0.6	16.8	–	17.4
Interest, net	0.2	9.6	–	9.8
Minority interests	–	(0.5)	–	(0.5)
Equity method loss (income)	–	(0.2)	–	(0.2)
Stock compensation	–	96.7	–	96.7
Debt extinguishment costs	–	62.2	–	62.2
Merger expenses	–	23.1	–	23.1
Loss (gain) on sale of assets	–	0.6	–	0.6
Monitoring fees	–	–	–	–

Income (loss) before income taxes	$ 3.9	$ (165.9)	$ –	$ (162.0)

Capital expenditures	$ 0.7	$ 29.1	$ –	$ 29.8

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Successor period September 23, 2004 through June 30, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 1,558.1	$ –	$ 1,558.1
Premium revenues	261.2	–	–	261.2
Inter-segment revenues	–	30.2	(30.2)	–

Total revenues	261.2	1,588.3	(30.2)	1,819.3
Operating expenses – external	205.7	1,415.9	–	1,621.6
Operating expenses – inter-segment	30.2	–	(30.2)	–

Total operating expenses	235.9	1,415.9	(30.2)	1,621.6

Segment EBITDA(1)	25.3	172.4	–	197.7
Depreciation and amortization	3.1	61.5	–	64.6
Interest, net	(0.4)	78.9	–	78.5
Minority interests	–	0.1	–	0.1
Equity method loss (income)	–	(0.7)	–	(0.7)
Stock compensation	–	0.7	–	0.7
Debt extinguishment costs	–	–	–	–
Merger expenses	–	0.2	–	0.2
Loss (gain) on sale of assets	–	–	–	–
Monitoring fees	–	4.0	–	4.0

Income before income taxes	$ 22.6	$ 27.7	$ –	$ 50.3

Capital expenditures	$ 0.8	$ 207.6	$ –	$ 208.4

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

17.          Comprehensive Income

                The components of comprehensive income, net of related taxes follows (in millions).

	For the Year Ended June 30,

	Predecessor	Predecessor	Combined Basis

	2003	2004	2005

Net income (loss)	$16.9	$40.1	$(78.1)
Interest rate swap market-to-market adjustment, net of taxes	(0.6)	0.4	–
Reversal of other comprehensive loss to interest expense	–	0.2	–

Other comprehensive income (loss)	(0.6)	0.6	–

Comprehensive income (loss)	$16.3	$40.7	$(78.1)

	Predecessor period July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (Combined Basis)

Net income (loss)	$(110.7)	$32.6	$(78.1)
Interest rate swap mark to market adjustment, net of taxes	–	–	–
Reversal of other comprehensive loss to interest expense	–	–	–

Other comprehensive income (loss)	–	–	–

Comprehensive income (loss)	$(110.7)	$32.6	$(78.1)

18.          Unaudited Quarterly Operating Results

                The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2004 and 2005. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with Vanguard’s consolidated financial statements for the fiscal years ended June 30, 2004 and 2005. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods.

	Predecessor	Predecessor	Predecessor	Predecessor

	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004

	(In millions)
Net revenues	$409.9	$442.0	$461.7	$469.2
Net income	$6.3	$9.8	$13.8	$10.2

	Predecessor	September 23, 2004 through September 30, 2004	Combined Basis	December 31, 2004	March 31, 2005	June 30, 2005

	July 1, 2004 through September 22, 2004
			September 30, 2004

	(In millions)
Net revenues	$449.6	$44.1	$493.7	$499.8	$643.0	$632.4
Net income (loss)	$(110.7)	$0.6	$(110.1)	$4.6	$19.6	$7.8

                Earnings for the quarter ended September 30, 2004 were negatively impacted by significant merger-related costs including stock compensation, debt extinguishment costs and merger expenses.

                                                                                EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein(1)(3)

3.1	Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc.(1)

3.2	By-Laws of Vanguard Health Systems, Inc.

4.1

Indenture, relating to the 9% Senior Subordinated Notes, dated as of September 23, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(1)

4.2	First Supplemental Indenture, dated as of November 5, 2004 among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(1)

4.3

Indenture, relating to the 11 1/4% Senior Discount Notes, dated as of September 23, 2004, among Vanguard Health Holding Company I, LLC, Vanguard Holding Company I, Inc, Vanguard Health Systems, Inc. and the Trustee(1)

4.4

Registration Rights Agreement relating to the 9% Senior Subordinated Notes, dated as of September 23, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto, Citigroup Global Markets Inc., Banc of America Securities LLC, Bear Stearns & Co., Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and ABN AMRO Incorporated(1)

4.5

Registration Rights Agreement, relating to the 11 1/4% Senior Discount Notes, dated as of September 23, 2004, among Vanguard Health Holding Company I, LLC, Vanguard Holding Company I, Inc., Vanguard Health Systems, Inc., Citigroup Global Markets Inc., Banc of America Securities LLC, Bear Stearns & Co., Inc., J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wachovia Capital Markets, LLC and ABN AMRO Incorporated(1)

4.6	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004(1)

10.1

Credit Agreement, dated as of September 23, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, the lenders party thereto, Bank of America, N.A. as administrative agent, Citicorp North America, Inc., as syndication agent, the other agents named therein, and Banc of America Securities LLC and Citigroup Global Markets Inc., as joint lead arrangers and book runners(1)

10.2	Security Agreement, dated as of September 23, 2004, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent(1)

10.3	Vanguard Guaranty, dated as of September 23, 2004, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent(1)

10.4	Subsidiaries Guaranty, dated as of September 23, 2004, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent(1)

10.5	Pledge Agreement, dated as of September 23, 2004, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent(1)

10.6	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC(1)

10.7	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23,2004(1)

10.8	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan(1)(3)

10.9	VHS Holdings LLC 2004 Unit Plan(1)(3)

10.10	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan(2)(3)

10.11	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004(1)(3)

10.12	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and William Lawrence Hough, dated as of September 23, 2004(1)(3)

10.13	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004(1)(3)

10.14	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of September 23, 2004(1)(3)

10.15	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004(1)(3)

10.16	Amended and Restated Severance Protection Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of September 23, 2004(1)(3)

10.17	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc. (1)(3)

10.18	Arizona Healthcare Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan, awarded May 1, 2003(4)

10.19

Solicitation Amendments numbers One, Two, Three and Four and Contract Amendment No. 01 dated May 1, 2003, to Arizona Healthcare Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan(4)

10.20

Contract Amendments Numbered 02, 03, 04 and 05, each effective October 1, 2003, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan(5)

10.21

Contract Amendment Number 06, executed on November 10, 2003, but effective as of October 1, 2003, to the Arizona HealthCare Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(6)

10.22

Contract Amendment Number 07, executed on April 28, 2004, but effective as of April 1, 2004, to the Arizona HealthCare Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.23

Contract Amendment Number 08, executed on September 16,2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.24

Contract Amendment Number 09, executed on November 4, 2004, but effective as of October 1, 2004, to the Arizona HealthCare Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.25	Purchase and Sale Agreement, dated as of October 8, 2002, by and among Baptist Health System, VHS San Antonio Partners, L.P. and Vanguard Health Systems, Inc.(7)

10.26	Amended and Restated Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. executed on September 8, 2004, but effective as of September 1, 2004(1)

10.27	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of VHS Acquisition Subsidiary Number 5, Inc., dated as of September 8, 2004(1)

10.28	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003(8)

10.29	Letter of Understanding dated September 12, 2003, between Vanguard Health Systems, Inc. and Dale S. St. Arnold(3)(4)

10.30

Asset Sale Agreement, dated as of October 11, 2004, among Tenet Metro West Healthcare System, Limited Partnership, Saint Vincent Hospital, L.L.C., OHM Services, Inc. and VHS Acquisition Subsidiary Number 7, Inc.(1)

10.31	Guaranty of Performance by Vanguard Health Systems, Inc., dated as of October 11, 2004(1)

10.32	Form of Performance Option Under 2004 Stock Incentive Plan(1)(3)

10.33	Form of Time Option Under 2004 Stock Incentive Plan(1)(3)

10.34	Form of Liquidity Event Option Under 2004 Stock Incentive Plan(1)(3)

10.35

Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto(1)

10.36	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004(1)(3)

10.37	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and William Lawrence Hough, dated as of December 1, 2004(1)(3)

10.38	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2004(1)(3)

10.39	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004(1)(3)

10.40	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004(1)(3)

10.41

Restatement dated October 22, 2004, but effective as of October 1, 2004, of Arizona Health Care Cost Containment System Administration (“AHCCCS”) Contract No. YH04-0001-06 with VHS Phoenix Health Plan, to reflect Solicitation Amendments One through Four and Contract Amendments Numbers 01 through 09 (unofficial and never executed, but prepared by AHCCCS and distributed to VHS Phoenix Health Plan for ease of contract administration)(1)

10.42

Amendment No. 1 to Asset Sale Agreement, dated as of December 23, 2004, among Tenet MetroWest Healthcare System, Limited Partnership, Saint Vincent Hospital, L.L.C., OHM Services, Inc. and VHS Acquisition Subsidiary Number 7, Inc. (9)

10.43	Second Supplemental Indenture, dated as of March 28, 2005, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (10)

10.44	First Amendment of VHS Holdings LLC 2004 Unit Plan (3)

10.45

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent (11)

21.1	Subsidiaries of Vanguard Health Systems, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________
(1)    Incorporated by reference to exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4
        (Registration No. 333-120436).

(2)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form
        S-1 (Registration No. 333-71934).

(3)    Management compensatory plan or arrangement.

(4)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2003, File No. 333-71934.

(5)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended September 30, 2003, File No. 333-71934.

(6)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2003, File No. 333-71934.

(7)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
        October 9, 2002, File No. 333-71934.

(8)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
       January 14, 2003, File No. 333-71934.

(9)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
        January 4, 2005, File No. 333-71934.

(10)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2005, File No. 333-71934.

(11)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated August 26, 2005, File No. 333-71934.