Form 10-Q
period 2005-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2005-11-09
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

          There were 749,550 shares of common stock outstanding as of November 1, 2005 (all of which are privately owned and not traded on a public market)

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2005 and September 30, 2005	3
	Condensed Consolidated Statements of Operations for the predecessor period July 1, 2004 through September 22, 2004, the period September 23, 2004 through September 30, 2004, the three months ended September 30, 2004 (combined basis) and the three months ended September 30, 2005	4
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2004 (combined basis) and the three months ended September 30, 2005	5
	Condensed Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through September 22, 2004, the period September 23, 2004 through September 30, 2004 and the three months ended September 30, 2004 (combined basis)	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 4.	Controls and Procedures	52
PART II.	OTHER INFORMATION
Item 6.	Exhibits	53
	Signature	54
	Index to Exhibits	55

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	(Unaudited) September 30, 2005

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$79.2	$141.8
Accounts receivable, net of allowance for uncollectible accounts of approximately $90.1 and $99.8 at June 30, 2005 and September 30, 2005, respectively	286.0	287.9
Supplies	43.5	44.1
Prepaid expenses and other current assets	36.1	37.5

Total current assets	444.8	511.3
Property, plant and equipment, net of accumulated depreciation	1,072.8	1,089.0
Goodwill	813.1	820.0
Intangible assets, net of accumulated amortization	74.3	73.0
Investments in unconsolidated subsidiaries	9.0	8.9
Other assets	57.7	50.5

Total assets	$2,471.7	$2,552.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145.5	$97.4
Accrued salaries and benefits	86.4	73.5
Accrued health claims	51.2	39.4
Accrued interest	14.5	0.9
Other accrued expenses and current liabilities	61.9	60.5
Current maturities of long-term debt	7.6	9.0

Total current liabilities	367.1	280.7
Minority interests in equity of consolidated entities	10.4	10.4
Other liabilities	68.9	74.9
Long-term debt, less current maturities	1,349.5	1,503.3
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2005 and September 30, 2005	–	–
Additional paid-in capital	643.2	643.5
Retained earnings	32.6	39.9

Total stockholders’ equity	675.8	683.4

Total liabilities and stockholders’ equity	$2,471.7	$2,552.7

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor
		(Unaudited) September 23, 2004 through September 30, 2004	(Unaudited) Three months ended September 30, 2004 (combined)	(Unaudited) Three months ended September 30, 2005
	July 1, 2004 through September 22, 2004

	(In millions)

Patient service revenues	$377.3	$37.0	$414.3	$561.6
Premium revenues	72.3	7.1	79.4	86.1

Total revenues	449.6	44.1	493.7	647.7

Costs and Expenses:
Salaries and benefits (includes stock compensation of $96.7, $0, $96.7 and $0.3, respectively)	275.4	17.2	292.6	269.6
Supplies	72.3	7.1	79.4	104.6
Medical claims expense	55.0	5.3	60.3	59.4
Purchased services	22.1	2.4	24.5	35.6
Provision for doubtful accounts	31.5	3.0	34.5	50.1
Other operating expenses	37.2	3.6	40.8	55.0
Rents and leases	5.7	0.6	6.3	8.3
Depreciation and amortization	17.4	1.7	19.1	24.5
Interest, net	9.8	2.1	11.9	26.4
Debt extinguishment costs	62.2	–	62.2	–
Merger expenses	23.1	–	23.1	–
Other	(0.1)	0.1	–	1.4

Income (loss) before income taxes	(162.0)	1.0	(161.0)	12.8
Income tax expense (benefit)	(51.3)	0.4	(50.9)	5.5

Net income (loss)	(110.7)	0.6	(110.1)	7.3
Preferred stock dividends	(1.0)	–	(1.0)	–

Net income (loss) attributable to common stockholders	$(111.7)	$0.6	$(111.1)	$7.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Combined Basis

	Three months ended September 30, 2004	Three months ended September 30, 2005

	(In millions)
Operating activities:
Net income (loss)	$(110.1)	$7.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19.1	24.5
Provision for doubtful accounts	34.5	50.1
Deferred income taxes	(50.9)	4.9
Amortization of loan costs	0.6	1.0
Accretion of principal on senior discount notes	0.3	3.7
Loss on sale of assets	0.6	0.1
Stock compensation	96.7	0.3
Debt extinguishment costs	62.2	–
Merger expenses	23.1	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(47.3)	(52.0)
Supplies	(0.3)	(0.6)
Prepaid expenses and other current assets	2.9	(1.3)
Accounts payable	30.3	(45.6)
Accrued expenses and other current liabilities	10.5	(27.0)
Other liabilities	(2.0)	6.0

Net cash provided by (used in) operating activities	70.2	(28.6)

Investing activities:
Acquisitions, including working capital settlement payments	(50.8)	(0.4)
Capital expenditures	(32.3)	(60.6)
Purchases of short-term investments	–	(30.0)
Sales of short-term investments	30.0	30.0
Proceeds from asset dispositions	0.5	–
Other	(0.1)	1.2

Net cash used in investing activities	(52.7)	(59.8)

Financing activities:
Proceeds from long-term debt	1,174.7	175.0
Payments of long-term debt and capital leases	(684.0)	(23.5)
Payments of loan costs and debt termination fees	(40.9)	(0.5)
Exercise of stock options	0.1	–
Payments to retire stock and stock options	(964.9)	–
Proceeds from common stock issuances	494.9	–

Net cash provided by (used in) financing activities	(20.1)	151.0

Net increase (decrease) in cash and cash equivalents	(2.6)	62.6
Cash and cash equivalents, beginning of period	50.1	79.2

Cash and cash equivalents, end of period	$47.5	$141.8

Net cash paid for interest	$24.1	$38.4

Net cash paid (received) for income taxes	$(0.1)	$0.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Predecessor
		(Unaudited) September 23, 2004 through September 30, 2004	(Unaudited) Three months ended September 30, 2004 (combined basis)
	July 1, 2004 through September 22, 2004

	(In millions)
Operating activities:
Net income (loss)	$(110.7)	$0.6	$(110.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17.4	1.7	19.1
Provision for doubtful accounts	31.5	3.0	34.5
Deferred income taxes	(50.9)	–	(50.9)
Amortization of loan costs	0.5	0.1	0.6
Accretion of principal on senior discount notes	–	0.3	0.3
Loss on sale of assets	0.6	–	0.6
Stock compensation	96.7	–	96.7
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	–	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42.1)	(5.2)	(47.3)
Supplies	(0.3)	–	(0.3)
Prepaid expenses and other current assets	2.4	0.5	2.9
Accounts payable	41.4	(11.1)	30.3
Accrued expenses and other current liabilities	9.0	1.5	10.5
Other liabilities	(2.0)	–	(2.0)

Net cash provided by (used in) operating activities	78.8	(8.6)	70.2

Investing activities:
Acquisitions, including working capital settlement payments	(50.8)	–	(50.8)
Capital expenditures	(29.8)	(2.5)	(32.3)
Sales of short-term investments	30.0	–	30.0
Proceeds from asset dispositions	0.5	–	0.5
Other	0.1	(0.2)	(0.1)

Net cash used in investing activities	(50.0)	(2.7)	(52.7)

Financing activities:
Proceeds from long-term debt	1,174.7	–	1,174.7
Payments of long-term debt and capital leases	(683.9)	(0.1)	(684.0)
Payments of loan costs and debt termination fees	(40.9)	–	(40.9)
Exercise of stock options	0.1	–	0.1
Payments to retire stock and stock options	(964.9)	–	(964.9)
Proceeds from common stock issuances	494.9	–	494.9

Net cash used in financing activities	(20.0)	(0.1)	(20.1)

Net increase (decrease) in cash and cash equivalents	8.8	(11.4)	(2.6)
Cash and cash equivalents, beginning of period	50.1	58.9	50.1

Cash and cash equivalents, end of period	$58.9	$47.5	$47.5

Net cash paid for interest	$23.6	$0.5	$24.1

Net cash received for income taxes	$(0.1)	$–	$(0.1)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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

                Immediately subsequent to the merger, Blackstone beneficially owned approximately 66% of the equity interests in Vanguard through its subscription and purchase of approximately $494.9 million aggregate amount of Class A membership units in Holdings and common stock of Vanguard.

                Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively, “MSCP”), Vanguard’s previous private equity sponsor, contributed $130.0 million and management (along with certain other investors) contributed approximately $124.1 million by contributing shares of Vanguard common stock and/or utilizing cash proceeds from the merger to purchase Class A membership units in Holdings. These stockholders, on a combined basis, beneficially owned approximately 34% of the equity interests in Vanguard. Certain members of management also purchased $5.7 million of the equity incentive units in Holdings.

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

                The following equity capitalization and financing transactions occurred in connection with the merger:

•	$494.9 million cash equity contribution made by Blackstone;

•	$130.0 million rollover equity contribution made by MSCP;

•	$119.1 million rollover equity and cash equity contributions made by management investors and certain other investors;

•	$5.0 million equity contribution made by Baptist Health Services from some of the proceeds of its prior investment in Vanguard;

•	$5.7 million purchase of equity incentive units in Holdings by certain members of senior management;

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

                Vanguard incurred $96.7 million in stock compensation expense in connection with the merger related to the payment to stock option holders under its various former stock option plans as calculated under the provisions of Accounting Principles Board Opinion No. 25 for option grants prior to July 1, 2003, and under Statement of Financial Accounting Standards No. 123 for option grants on or after July 1, 2003. Vanguard incurred debt extinguishment costs of $62.2 million in connection with the merger representing the write-off of loan costs under the 2004 senior secured credit facility and related fees of $16.6 million, tender premiums and consent fees of $50.2 million and a $4.6 million credit for the recognition of the remaining deferred gain under an interest rate swap agreement related to the 9.75% Notes. Vanguard capitalized $41.6 million of fees and expenses related to the execution of the new senior secured credit facilities and the issuance of the 9.0% Notes and the 11.25% Notes on the merger date.

                Vanguard also incurred costs of $51.6 million directly related to the merger, of which $23.1 million is reflected as merger expenses on the accompanying condensed consolidated statements of operations for the combined three months ended September 30, 2004. In addition, $28.3 million is included in goodwill on the accompanying condensed consolidated balance sheet as of September 30, 2005 as set forth by the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”).  The table below provides a detail of the merger-related costs cumulative through September 30, 2005 (in millions).

	Merger Expenses	Goodwill

Advisory fees	$10.0	$4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.5	0.2

	$23.3	$28.3

                As of September 30, 2005, Vanguard had completed the allocation of the merger excess purchase price resulting in changes to the stated values of property, plant and equipment, goodwill and intangible assets based upon information obtained from an independent, third party appraisal and from guidance set forth by EITF 88-16, SFAS 141 and Statement of Financial Accounting Standards No. 142.

2.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of September 30, 2005, Vanguard’s affiliates owned and managed 19 acute care hospitals with 4,557 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; Orange County, California, and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $5.7 million and $9.1 million for the three months ended September 30, 2004 (combined basis) and 2005 respectively.

                The unaudited condensed consolidated financial statements as of September 30, 2005 and for the three months ended September 30, 2004 (combined basis) and 2005 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2006.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2005 included in Vanguard’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2005.

                Use of Estimates

                In preparing Vanguard’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

                Vanguard made adjustments to its unaudited condensed consolidated statements of cash flows for the predecessor period July 1, 2004 through September 22, 2004 and the three months ended September 30, 2004 (combined basis) to reflect $30.0 million of gross sales of certain auction rate securities contracts held as of June 30, 2004.  These contracts were previously considered to be cash and cash equivalents for statement of cash flows presentation purposes.  Vanguard now presents activity related to these contracts as investing activities in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, due to the fact that the original maturity of the securities underlying the contracts is greater than 90 days.  The beginning and ending cash balances included in the statement of cash flows for the combined three months ended September 30, 2004 were reduced by $58.0 million and $28.0 million, respectively, to exclude the outstanding short-term investments as of June 30, 2004 and September 30, 2004, respectively.  There were no short-term investments outstanding as of June 30, 2005 or September 30, 2005.  The reclassification had no impact on net income or cash provided by operating activities during the predecessor period July 1, 2004 through September 22, 2004 or the three months ended September 30, 2004 (combined basis).  Certain other prior year amounts have been reclassified to conform to current year presentation.

3.             STOCK-BASED COMPENSATION

                Prior to the merger, Vanguard had four stock option plans.  Effective July 1, 2003, Vanguard adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Vanguard elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value. During the predecessor period July 1, 2004 through September 22, 2004 and the three months ended September 30, 2004 (combined basis), Vanguard recorded stock compensation of $0.1 million prior to the merger and $96.6 million directly related to the merger, which represents the stock compensation calculated under APB No. 25 for those stock options granted prior to July 1, 2003, and calculated under SFAS 123 for those stock options granted on or after July 1, 2003. The four stock option plans were terminated in connection with the merger, which was deemed a liquidity event under the definitions set forth in the respective plan documents, and Vanguard made cash payments to the option holders based upon the per share merger consideration less the applicable exercise price of the option grants.  During the three months ended September 30, 2005, Vanguard recorded stock compensation of $0.3 million related to stock options granted under its 2004 Stock Option Plan.  Stock compensation is included in salaries and benefits on the accompanying unaudited condensed consolidated statements of operations.

                The following table provides the pro forma effect on net income as if the fair value method had been applied to all outstanding stock option grants since the date of grant for those periods presented. For purposes of the pro forma disclosures for the three months ended September 30, 2004 (combined basis), those options whose number of exercisable shares was contingent upon a future event are not included in the fair value method estimate, and the estimated fair value of the stock options was amortized to expense over the respective vesting periods for those options whose number of exercisable shares was not contingent upon a future event.  The amounts below are presented in millions.

	Predecessor	September 23, 2004 through September 30, 2004	Three months ended September 30, 2004 (combined basis)

	July 1, 2004 through September 22, 2004

Net income (loss)	$(110.7)	$0.6	$(110.1)
Add: Stock-based compensation expense included in net income (loss), net of taxes	66.1	–	66.1
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(76.7)	–	(76.7)

Pro forma net income (loss)	$(121.3)	$0.6	$(120.7)

                Vanguard used the following weighted average assumptions to estimate the stock compensation expense recorded for the three months ended September 30, 2005:  risk-free interest rate of 4.5%; dividend yield of 0.0%; and expected option life of 10 years.

4.             ACQUISITIONS

Fiscal 2005 Acquisition

                On December 31, 2004, certain of Vanguard’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  Vanguard paid $87.7 million including the base purchase price of $104.7 million for the property, plant and equipment and investments of the Massachusetts hospitals less $17.0 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  Vanguard funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its senior secured credit facilities, entered into in connection with the merger, and using $27.7 million of cash on hand.  Vanguard invested an estimated additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, Vanguard borrowed the remaining $90.0 million available to it under the acquisition delayed draw term facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital expenditures projects.  The results of operations of the Massachusetts hospitals are included in the accompanying condensed consolidated statement of operations for the three months ended September 30, 2005.

                The purchase price for the fiscal 2005 acquisition was allocated as follows (in millions).

Massachusetts Hospitals
Fair value of assets acquired:
Current assets	$7.3
Property, plant and equipment	102.6
Other tangible assets	2.1

Gross assets acquired	112.0
Liabilities assumed	24.3

Cash paid for net assets acquired	$87.7

                The purchase price allocation for the Massachusetts hospitals is substantially complete.  Vanguard does not expect future adjustments to the purchase price allocation to significantly affect its financial position or results of operations.

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the acquisition of the Massachusetts hospitals had occurred as of July 1, 2004, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income taxes (in millions).

	Predecessor		Combined Basis

	July 1, 2004 through September 22, 2004	September 23, 2004 through September 30, 2004	Three months ended September 30, 2004

Revenues	$549.9	$53.7	$603.6

Income (loss) before income taxes	$(169.8)	$0.4	$(169.4)
Income tax expense (benefit)	(54.2)	0.1	(54.1)

Net income (loss)	$(115.6)	$0.3	$(115.3)

5.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2005 and September 30, 2005 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2005	September 30, 2005	June 30, 2005	September 30, 2005
Amortized intangible assets:
Deferred loan costs	$43.2	$43.7	$2.7	$3.6
Contracts	31.4	31.4	2.4	3.2
Other	1.3	1.3	0.1	0.2

Subtotal	75.9	76.4	5.2	7.0
Indefinite-lived intangible assets:
License and accreditation	3.6	3.6	–	–

Total	$79.5	$80.0	$5.2	$7.0

                Changes in the carrying amount of goodwill from June 30, 2005 to September 30, 2005 follows (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2005	$745.0	$68.1	$813.1
Blackstone merger adjustments	6.9	–	6.9

Balance as of September 30, 2005	$751.9	$68.1	$820.0

                Amortization expense for the predecessor period July 1, 2004 through September 22, 2004, the combined three months ended September 30, 2004 and the three months ended September 30, 2005 was $0.5 million, $0.5 million and $0.8 million, respectively.

6.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt as of June 30, 2005 and September 30, 2005 follows (in millions):

	June 30, 2005	September 30, 2005

9.75% Senior Subordinated Notes	$1.0	$1.0
9.0% Senior Subordinated Notes	575.0	575.0
11.25% Senior Discount Notes	135.7	139.4
Term loans payable under credit facility	620.7	795.7
Revolving loans payable under credit facility	23.0	–
Capital leases	1.7	1.2

	1,357.1	1,512.3
Less: current maturities	(7.6)	(9.0)

	$1,349.5	$1,503.3

9.75% Notes

                On July 30, 2001, Vanguard received gross proceeds of $300.0 million through the issuance of the 9.75% Notes due 2011.  Interest on the 9.75% Notes was payable semi-annually on February 1 and August 1. Payment of the principal and interest of the 9.75% Notes was subordinate to amounts owed for existing and future senior indebtedness of Vanguard and was guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of Vanguard’s subsidiaries. Vanguard was subject to certain restrictive covenants under the Indenture governing the 9.75% Notes. In connection with the merger, Vanguard completed a tender offer to repurchase the 9.75% Notes and a consent solicitation adopting amendments to the indenture governing the notes that amended or eliminated substantially all of the restrictive covenants contained in the indenture. As of September 30, 2005, holders of $299.0 million of the outstanding 9.75% Notes had tendered their notes for repurchase by Vanguard and consented to the proposed amendments to the indenture. Vanguard paid tender premiums and consent fees of $50.2 million related to the repurchase.

9.0% Notes

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”) completed a private placement of the $575.0 million 9.0% Notes. Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment made on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of Vanguard. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

11.25% Notes

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount ($124.7 million in gross proceeds) of 11.25% Notes. The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of Vanguard but senior to any of the issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

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

Credit Facility Debt

                On May 18, 2004, Vanguard entered into the 2004 credit facility, which refinanced a previous credit facility. The 2004 credit facility consisted of $300.0 million in seven-year term loans and a $245.0 million, five-year revolving credit facility. The interest rate on the term loans was either: 1) LIBOR plus a margin of 2.00% to 2.25% per annum dependent upon Vanguard’s consolidated leverage ratio or 2) a base rate plus a margin of 1.00% to 1.25% per annum dependent upon Vanguard’s consolidated leverage ratio. Proceeds from the 2004 credit facility were used to repay all outstanding term and revolving loans under the previous credit facility, to pay closing and other refinancing costs and to provide funds for working capital, capital expenditures and general corporate purposes. As of the merger date, Vanguard had no cash borrowings under this revolving credit facility but had utilized capacity related to the issuance of letters of credit totaling $27.7 million in respect of its self-insured workers’ compensation program, as well as, a performance guaranty required by the state agency that regulates Phoenix Health Plan, which is wholly owned by a subsidiary of Vanguard.

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under the 2004 credit facility. The merger credit facilities included a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  Vanguard borrowed $60.0 million of the available $150.0 million acquisition delayed draw term loan facility in order to fund a portion of the acquisition purchase price of the Massachusetts hospitals on December 31, 2004 and borrowed the remaining $90.0 million on February 18, 2005 to fund the working capital of the Massachusetts hospitals and to fund capital expenditures. Vanguard borrowed the remaining $175.0 million in two installments on September 16, 2005 and September 22, 2005.

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change.

                The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum.  These interest rates reflect a savings of 1.00% per annum over the interest rate options for term loan borrowings under the merger credit facilities.  The borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels.  Vanguard pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum.  Vanguard also pays customary letter of credit fees.

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of September 30, 2005. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Three months ended

	September 30, 2004 (combined basis)	September 30, 2005
Current:
Federal	$–	$0.4
State	–	0.2

Total current	–	0.6

Deferred:
Federal	(46.5)	4.5
State	(4.4)	0.4

	(50.9)	4.9
Change in valuation allowance	–	–

Total income tax expense (benefit)	$(50.9)	$5.5

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Three months ended

	September 30, 2004 (combined basis)		September 30, 2005

Income tax at federal statutory rate	(35.0%	)	35.0%
Income tax at state statutory rate	(3.4%	)	5.0%
Nondeductible expenses and other	6.8%		3.0%

Effective income tax rate	(31.6%	)	43.0%

                Net non-current deferred tax assets of $49.7 million and $43.6 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2005 and September 30, 2005, respectively.  Net current deferred tax assets of $3.1 million and $1.6 million of current deferred tax liabilities are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of June 30, 2005 and September 30, 2005, respectively.

                As of September 30, 2005, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $198.0 million and $333.0 million, respectively, that expire from 2022 to 2025.  Certain of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Vanguard must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  Vanguard had a valuation allowance of $7.2 million at both June 30, 2005 and September 30, 2005.

                On July 27, 2005, Vanguard received notification from the Internal Revenue Service of its intention to examine the federal income tax return of an affiliated partnership for the year ended June 30, 2003.  On October 18, 2005 the IRS informed Vanguard of its intention to expand the scope of its audit to include the consolidated corporate income tax return of Vanguard and its corporate subsidiaries for the fiscal years ended June 30, 2003 and 2004.  Management believes that adequate provisions have been reflected in the condensed consolidated financial statements for issues that may arise in the audit based upon current facts and circumstances.

8.             STOCKHOLDERS’ EQUITY AND RELATED BENEFIT PLANS

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

Equity Incentive Membership Units of Holdings

                In connection with the merger, certain members of management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.7 million pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”).  The value of the equity incentive units was determined by an independent third party appraisal. The Class B and D units vest 20% on each anniversary of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid on September 23, 2004.  Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a Liquidity Event (as defined in the LLC Agreement).  In exchange for a cash payment of $5.7 million, Vanguard issued to Holdings 83,890 warrants with an exercise price of $1,000 per share and 35,952 warrants with an exercise price of $3,000 per share to purchase Vanguard’s common stock. The warrants may be exercised at any time. Vanguard reserved 119,842 shares of its common stock to be issued upon exercise of the warrants.

Stock Option Plans

                Upon the payment of merger consideration to the option holders, Vanguard’s 1998 Stock Option Plan, 2000 Stock Option Plan, Initial Option Plan and Carry Option Plan were terminated. After the merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). The 2004 Option Plan allows for the issuance of up to 67,409 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of September 30, 2005, 49,591 options were outstanding under the 2004 Option Plan.

9.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

                In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”).  FIN 47 clarifies guidance set forth in SFAS 143, Asset Retirement Obligations, regarding the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset for which timing or method of settlement is outside the entity’s control.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The adoption of FIN 47 did not have a significant effect on Vanguard’s operating results or cash flows.

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

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets (“SFAS 153”).  SFAS 153 amends APB Opinion No. 29, Accounting for Nonmonetary Transactions, to eliminate the exception for the measurement of nonmonetary exchanges of similar productive assets at carrying value and replaces it with an exception for carrying value measurement applied to nonmonetary assets that have no commercial substance.  Nonmonetary exchanges of similar productive assets with commercial substance would be measured at fair value under SFAS 153.  SFAS 153 is effective for fiscal periods beginning after June 15, 2005, with early adoption encouraged.  The adoption of SFAS 153 did not have a significant effect on Vanguard’s operating results or cash flows.

10.          SEGMENT INFORMATION

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

                The following tables provide condensed unaudited financial information by business segment for the three months ended September 30, 2004 (combined basis) and 2005, the predecessor period July 1, 2004 through September 22, 2004 and the period September 23, 2004 through September 30, 2004, respectively, including a reconciliation of Segment EBITDA to income before income taxes (in millions).

	Combined Basis

	Three months ended September 30, 2004				Three months ended September 30, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$414.3	$–	$414.3	$–	$561.6	$–	$561.6
Premium revenues	79.4	–	–	79.4	86.1	–	–	86.1
Inter-segment revenues	–	7.1	(7.1)	–	–	10.0	(10.0)	–

Total revenues	79.4	421.4	(7.1)	493.7	86.1	571.6	(10.0)	647.7

Operating expenses - external	67.0	374.7	–	441.7	66.8	515.4	–	582.2
Operating expenses - inter-segment	7.1	–	(7.1)	–	10.0	–	(10.0)	–

Total operating expenses	74.1	374.7	(7.1)	441.7	76.8	515.4	(10.0)	582.2

Segment EBITDA(1)	5.3	46.7	–	52.0	9.3	56.2	–	65.5

Less:
Interest, net	0.3	11.6	–	11.9	(0.1)	26.5	–	26.4
Depreciation and amortization	0.6	18.5	–	19.1	1.1	23.4	–	24.5
Minority interests	–	(0.5)	–	(0.5)	–	0.7	–	0.7
Equity method income	–	(0.2)	–	(0.2)	–	(0.6)		(0.6)
Stock compensation	–	96.7	–	96.7	–	0.3	–	0.3
Debt extinguishment costs	–	62.2	–	62.2	–	–	–	–
Merger expenses	–	23.1	–	23.1	–	–	–	–
Loss on sale of assets	–	0.6	–	0.6	–	0.1	–	0.1
Monitoring fees	–	0.1	–	0.1	–	1.3	–	1.3

Income (loss) before income taxes	$4.4	$(165.4)	$–	$(161.0)	$8.3	$4.5	$–	$12.8

Capital expenditures	$0.7	$31.6	$–	$32.3	$–	$60.6	$–	$60.6

Segment assets	$57.1	$2,079.5	$–	$2,136.6	$155.2	$2,397.5	$–	$2,552.7

	Predecessor

	July 1, 2004 through September 22, 2004				September 23, 2004 through September 30, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$377.3	$–	$377.3	$–	$37.0	$–	$37.0
Premium revenues	72.3	–	–	72.3	7.1	–	–	7.1
Inter-segment revenues	–	6.4	(6.4)	–	–	0.7	(0.7)	–

Total revenues	72.3	383.7	(6.4)	449.6	7.1	37.7	(0.7)	44.1

Operating expenses - external	61.2	341.3	–	402.5	5.8	33.4	–	39.2
Operating expenses - inter-segment	6.4	–	(6.4)	–	0.7	–	(0.7)	–

Total operating expenses	67.6	341.3	(6.4)	402.5	6.5	33.4	(0.7)	39.2

Segment EBITDA(1)	4.7	42.4	–	47.1	0.6	4.3	–	4.9

Less:
Interest, net	0.2	9.6	–	9.8	0.1	2.0	–	2.1
Depreciation and amortization	0.6	16.8	–	17.4	–	1.7	–	1.7
Minority interests	–	(0.5)	–	(0.5)	–	–	–	–
Equity method income	–	(0.2)	–	(0.2)	–	–	–	–
Stock compensation	–	96.7	–	96.7	–	–	–	–
Debt extinguishment costs	–	62.2	–	62.2	–	–	–	–
Merger expenses	–	23.1	–	23.1	–	–	–	–
Loss on sale of assets	–	0.6	–	0.6	–	–	–	–
Monitoring fees	–	–	–	–	–	0.1	–	0.1

Income (loss) before income taxes	$3.9	$(165.9)	$–	$(162.0)	$0.5	$0.5	$–	$1.0

Capital expenditures	$0.7	$29.1		$29.8	$–	$2.5		$2.5

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

11.          COMMITMENTS AND CONTINGENCIES

                Vanguard has committed to meet certain construction and facility expansion obligations.  In addition, management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on Vanguard’s results of operations or financial position, but the construction and facility expansion obligations could have an effect on the timing of Vanguard’s cash flows, including its need to borrow available amounts under its revolving credit facility.

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway.  As of September 30, 2005, Vanguardestimates its remaining commitments to complete the expansion projects in San Antonio and Phoenix and its remaining obligations for other capital projects in process to be approximately $79.9 million.

Litigation

                Vanguard is presently, and from time to time, subject to various claims and lawsuits arising in the ordinary course of business.  Although the results of these claims and lawsuits cannot be predicted with certainty, management believes that the ultimate resolution of these claims and lawsuits will not have a material adverse effect on Vanguard’s business, financial condition or results of operations.

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income before income taxes of $2.3 million for both the three months ended September 30, 2004 (combined basis) and 2005, respectively.  Vanguard recorded $11.0 million and $17.0 million of charity care deductions during the three months ended September 30, 2004 (combined basis) and 2005, respectively.

Governmental Regulation

                Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.   In accordance with its established compliance program policies, in September 2004 Vanguard made a voluntary disclosure to the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) and to the local U.S. Attorney’s Office regarding certain physician lease documentation discrepancies at one of its hospitals. Vanguard has not determined that a violation of any laws or regulations has occurred, nor has Vanguard determined that any restitution or other payment is legally due to the federal government in respect of this matter.  However, since the OIG is investigating this matter, Vanguard has entered into settlement negotiations with the OIG during fiscal 2006 due to the risks of litigation and its associated expenses.  Vanguard expects to complete settlement negotiations with the OIG in the near future to resolve this issue and has accrued a reasonable estimate of the settlement cost to it of this matter.  The estimated settlement accrual is considered part of the merger purchase price allocation and is reflected in goodwill on the accompanying condensed consolidated balance sheet as of September 30, 2005.  Vanguard does not expect the settlement of this matter to have a material impact on its future results of operations or cash flows. Except for this OIG investigation, Vanguard is not aware of any other material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

Acquisitions

                Vanguard has acquired and will continue to acquire businesses with prior operating histories.  Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, anti-kickback and physician self-referral laws.  Although Vanguard institutes policies designed to conform practices to its standards following completion of acquisitions and attempts to structure its acquisitions as asset acquisitions in which Vanguard does not assume liability for seller wrongful actions, there can be no assurance that Vanguard will not become liable for past activities that may later be alleged to be improper by private plaintiffs or government agencies.  Although Vanguard obtains general indemnifications from sellers covering such matters, there can be no assurance that any specific matter will be covered by such indemnifications, or if covered, that such indemnifications will be adequate to cover potential losses and fines.

Professional and General Liability Risks

                As is typical in the healthcare industry, Vanguard is subject to potential claims and legal actions in the ordinary course of business including patient care.  Effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  Vanguard maintains excess coverage on a claims-made basis with third party insurers covering individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.  The captive insurance subsidiary funds claims costs from premium payments received from Vanguard.  Vanguard’s reserve for reported and unreported professional and general liability claims was $57.4 million as of September 30, 2005.  The market for professional liability excess insurance has improved during the past two years resulting in a stabilization of premiums.  However, Vanguard’s professional liability costs remain sensitive to market factors affecting premiums for excess coverage and the quantity and severity of professional liability claims.  Also, Vanguard is exposed to increased payments to malpractice claimants in the event physicians practicing at Vanguard’s hospitals are unable to obtain adequate malpractice insurance or in the event Vanguard employs more physicians.  As Vanguard’s period of ownership of its hospitals lengthens, management expects Vanguard’s professional liability claims payments to increase.

Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $18.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of September 30, 2005, Vanguard maintained this performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2006.  Vanguard arranged for $5.3 million in letters of credit to collateralize its $18.0 million in surety bonds with the third party insurers.

Variable Interest Entities

                Vanguard is a party to two contractual agreements whereby it may be required to make monthly payments to the developers and managers of two medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016.  Vanguard is currently assessing the impact of FIN 46R on this contract.  Should Vanguard be required to consolidate this variable interest entity (“VIE”) under FIN 46R, its cash flows, results of operations or compliance with debt covenants would not be materially affected.  Should the contract remain in place, Vanguard expects to pay approximately $1.0 million under this contract during the remainder of its term.  The second contract commenced in June 2004 for a period of 12 years.  Vanguard deemed this contract a VIE in which Vanguard is not the primary beneficiary.  The maximum annual amount Vanguard would pay under the contract assuming no changes to current occupancy levels would be approximately $0.6 million.  Vanguard does not expect to pay any material amounts under this contract during the remainder of its term.

12.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2005 and September 30, 2005 and for the three months ended September 30, 2004 (combined basis) and 2005, the predecessor period July 1, 2004 through September 22, 2004 and the period September 23, 2004 through September 30, 2004, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ (5.9)	$ 84.3	$ –	$ 79.2
Accounts receivable, net	–	–	–	239.4	46.6	–	286.0
Supplies	–	–	–	37.7	5.8	–	43.5
Prepaid expenses and other current assets	3.1	–	–	17.1	53.1	(37.2)	36.1

Total current assets	3.9	–	–	288.3	189.8	(37.2)	444.8

Property, plant and equipment, net	–	–	–	979.7	93.1	–	1,072.8
Goodwill	4.6	–	–	732.6	75.9	–	813.1
Intangible assets, net	–	36.7	3.8	1.2	32.6	–	74.3
Investments in consolidated subsidiaries	408.8	–	–	–	22.6	(431.4)	–
Other assets	49.6	–	–	17.0	0.1	–	66.7

Total assets	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 128.9	$ 16.6	$ –	$ 145.5
Accrued expenses and other current liabilities	0.6	14.4	–	127.3	81.1	(9.4)	214.0
Current maturities of long-term debt	–	6.3	–	0.4	0.9	–	7.6

Total current liabilities	0.6	20.7	–	256.6	98.6	(9.4)	367.1

Other liabilities	0.8	–	–	28.5	89.1	(39.1)	79.3
Long-term debt, less current maturities	–	1,213.4	135.7	0.3	0.1	–	1,349.5
Intercompany	(210.3)	(1,124.7)	(120.8)	1,369.8	125.0	(39.0)	–
Stockholders’ equity	675.8	(72.7)	(11.1)	363.6	101.3	(381.1)	675.8

Total liabilities and stockholders’ equity	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ 54.7	$ 86.3	$ –	$ 141.8
Accounts receivable, net	–	–	–	245.3	42.6	–	287.9
Supplies	–	–	–	38.2	5.9	–	44.1
Prepaid expenses and other current assets	2.3	–	–	20.2	43.4	(28.4)	37.5

Total current assets	3.1	–	–	358.4	178.2	(28.4)	511.3

Property, plant and equipment, net	–	–	–	999.0	90.0	–	1,089.0
Goodwill	11.4	–	–	732.7	75.9	–	820.0
Intangible assets, net	–	36.3	3.8	1.2	31.7	–	73.0
Investments in consolidated subsidiaries	408.8	–	–	–	22.6	(431.4)	–
Other assets	43.5	–	–	15.8	0.1	–	59.4

Total assets	$ 466.8	$ 36.3	$ 3.8	$ 2,107.1	$ 398.5	$ (459.8)	$ 2,552.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 85.2	$ 12.2	$ –	$ 97.4
Accrued expenses and other current liabilities	2.0	0.8	–	115.5	65.6	(9.6)	174.3
Current maturities of long-term debt	–	8.0	–	0.2	0.8	–	9.0

Total current liabilities	2.0	8.8	–	200.9	78.6	(9.6)	280.7

Other liabilities	0.8	–	–	27.3	85.6	(28.4)	85.3
Long-term debt, less current maturities	–	1,363.7	139.4	0.2	–	–	1,503.3
Intercompany	(219.4)	(1,237.3)	(120.7)	1,478.9	38.5	60.0	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	683.4	(98.9)	(14.9)	399.8	195.8	(481.8)	683.4

Total liabilities and stockholders’ equity	$ 466.8	$ 36.3	$ 3.8	$ 2,107.1	$ 398.5	$ (459.8)	$ 2,552.7

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2004
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 355.3	$ 59.0	$ –	$ 414.3
Premium revenues	–	–	–	10.6	75.8	(7.0)	79.4

Total revenues	–	–	–	365.9	134.8	(7.0)	493.7
Salaries and benefits	–	–	–	261.3	31.3	–	292.6
Supplies	–	–	–	69.0	10.4	–	79.4
Medical claims expense	–	–	–	2.1	58.2	–	60.3
Purchased services	–	–	–	19.1	5.4	–	24.5
Provision for doubtful accounts	–	–	–	29.7	4.8	–	34.5
Other operating expenses	–	–	–	32.7	15.1	(7.0)	40.8
Rents and leases	–	–	–	4.6	1.7	–	6.3
Depreciation and amortization	–	–	–	16.9	2.2	–	19.1
Interest, net	–	1.8	0.3	8.6	1.2	–	11.9
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	0.1	(0.1)	–	–

Total costs and expenses	67.2	1.8	0.3	460.2	132.2	(7.0)	654.7

Income (loss) before income taxes	(67.2)	(1.8)	(0.3)	(94.3)	2.6	–	(161.0)
Income tax benefit	(50.9)	–	–	–	–	–	(50.9)
Equity in earnings of subsidiaries	(93.8)	–	–	–	–	93.8	–

Net income (loss)	$ (110.1)	$ (1.8)	$ (0.3)	$ (94.3)	$ 2.6	$ 93.8	$ (110.1)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 508.0	$ 61.0	$ (7.4)	$ 561.6
Premium revenues	–	–	–	11.0	83.8	(8.7)	86.1

Total revenues	–	–	–	519.0	144.8	(16.1)	647.7
Salaries and benefits	–	–	–	238.1	31.5	–	269.6
Supplies	–	–	–	95.1	9.5	–	104.6
Medical claims expense	–	–	–	6.7	60.1	(7.4)	59.4
Purchased services	–	–	–	29.5	6.1	–	35.6
Provision for doubtful accounts	–	–	–	45.0	5.1	–	50.1
Other operating expenses	0.1	–	–	46.0	17.6	(8.7)	55.0
Rents and leases	–	–	–	6.4	1.9	–	8.3
Depreciation and amortization	–	–	–	20.5	4.0	–	24.5
Interest, net	–	26.2	3.8	(4.3)	0.7	–	26.4
Management fees	–	–	–	(1.6)	1.6	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	1.4	–	–	1.4

Total costs and expenses	0.1	26.2	3.8	482.8	138.1	(16.1)	634.9

Income (loss) before income taxes	(0.1)	(26.2)	(3.8)	36.2	6.7	–	12.8
Income tax expense (benefit)	5.5	–	–	–	(0.9)	0.9	5.5
Equity in earnings of subsidiaries	12.9	–	–	–	–	(12.9)	–

Net income (loss)	$ 7.3	$ (26.2)	$ (3.8)	$ 36.2	$ 7.6	$ (13.8)	$ 7.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 323.6	$ 53.7	$ –	$ 377.3
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	333.3	122.7	(6.4)	449.6
Salaries and benefits	–	–	–	246.8	28.6	–	275.4
Supplies	–	–	–	62.8	9.5	–	72.3
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	17.2	4.9	–	22.1
Provision for doubtful accounts	–	–	–	27.1	4.4	–	31.5
Other operating expenses	–	–	–	29.9	13.7	(6.4)	37.2
Rents and leases	–	–	–	4.2	1.5	–	5.7
Depreciation and amortization	–	–	–	15.4	2.0	–	17.4
Interest, net	–	–	–	8.6	1.2	–	9.8
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	430.0	120.8	(6.4)	611.6

Income (loss) before income taxes	(67.2)	–	–	(96.7)	1.9	–	(162.0)
Income tax benefit	(51.3)	–	–	–	–	–	(51.3)
Equity in earnings of subsidiaries	(94.8)	–	–	–	–	94.8	–

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Period September 23, 2004 through September 30, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 31.7	$ 5.3	$ –	$ 37.0
Premium revenues	–	–	–	0.9	6.8	(0.6)	7.1

Total revenues	–	–	–	32.6	12.1	(0.6)	44.1
Salaries and benefits	–	–	–	14.5	2.7	–	17.2
Supplies	–	–	–	6.2	0.9	–	7.1
Medical claims expense	–	–	–	0.2	5.1	–	5.3
Purchased services	–	–	–	1.9	0.5	–	2.4
Provision for doubtful accounts	–	–	–	2.6	0.4	–	3.0
Other operating expenses	–	–	–	2.8	1.4	(0.6)	3.6
Rents and leases	–	–	–	0.4	0.2	–	0.6
Depreciation and amortization	–	–	–	1.5	0.2	–	1.7
Interest, net	–	1.8	0.3	(2.0)	2.0	–	2.1
Management fees	–	–	–	–	–	–	–
Stock compensation	–	–	–	–	–	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	0.1	–	–	0.1

Total costs and expenses	–	1.8	0.3	28.2	13.4	(0.6)	43.1

Income (loss) before income taxes	–	(1.8)	(0.3)	4.4	(1.3)	–	1.0
Income tax expense	0.4	–	–	–	–	–	0.4
Equity in earnings of subsidiaries	1.0	–	–	–	–	(1.0)	–

Net income (loss)	$ 0.6	$ (1.8)	$ (0.3)	$ 4.4	$ (1.3)	$ (1.0)	$ 0.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2004
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (110.1)	$ (1.8)	$ (0.3)	$ (94.3)	$ 2.6	$ 93.8	$ (110.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	16.9	2.2	—	19.1
Provision for doubtful accounts	—	—	—	29.7	4.8	—	34.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	0.1	—	0.5	—	—	0.6
Accretion of principal on senior discount notes	—	—	0.3	—	—	—	0.3
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	93.8	—	—	—	—	(93.8)	—
Accounts receivable	—	—	—	(41.9)	(5.4)	—	(47.3)
Supplies	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(15.2)	11.8	—	2.9
Accounts payable	—	—	—	30.9	(0.6)	—	30.3
Accrued expenses and other liabilities	(1.1)	1.7	—	(2.9)	10.8	—	8.5
Net cash provided by operating activities	5.2	—	—	39.1	25.9	—	70.2
Investing activities:						—
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(29.0)	(3.3)	—	(32.3)
Sales of short-term investments	—	—	—	30.0	—	—	30.0
Proceeds from asset dispositions	—	—	—	0.5	—	—	0.5
Other	—	—	—	0.2	(0.3)	—	(0.1)
Net cash provided by (used in) investing activities	(50.8)	—	—	1.7	(3.6)	—	(52.7)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.5)	(0.3)	—	(684.0)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from common stock issuances	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	65.2	(0.5)	—	(49.7)	(15.0)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.9	(0.5)	—	(50.2)	(15.3)	—	(20.1)
Net increase (decrease) in cash and cash equivalents	0.3	(0.5)	—	(9.4)	7.0	—	(2.6)
Cash and cash equivalents, beginning of period	—	—	—	(24.8)	74.9	—	50.1
Cash and cash equivalents, end of period	$ 0.3	$ (0.5)	$ —	$ (34.2)	$ 81.9	$ —	$ 47.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 7.3	$ (26.2)	$ (3.8)	$ 36.2	$ 7.6	$ (13.8)	$ 7.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	20.5	4.0	—	24.5
Provision for doubtful accounts	—	—	—	45.0	5.1	—	50.1
Deferred income taxes	4.9	—	—	—	—	—	4.9
Amortization of loan costs	—	0.9	0.1	—	—	—	1.0
Accretion of principal on senior discount notes	—	—	3.7	—	—	—	3.7
(Gain) loss on sale of assets	—	—	—	0.1	—	—	0.1
Stock compensation	0.3	—	—	—	—	—	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(12.9)	—	—	—	—	12.9	—
Accounts receivable	—	—	—	(50.8)	(1.2)	—	(52.0)
Supplies	—	—	—	(0.5)	(0.1)	—	(0.6)
Prepaid expenses and other current assets	(3.8)	—	—	(7.3)	9.8	—	(1.3)
Accounts payable	—	—	—	(41.1)	(4.5)	—	(45.6)
Accrued expenses and other liabilities	0.4	(13.6)	—	8.4	(17.1)	0.9	(21.0)
Net cash provided by (used in) operating activities	(3.8)	(38.9)	—	10.5	3.6	—	(28.6)
Investing activities:						—
Acquisitions	—	—	—	(0.4)	—	—	(0.4)
Capital expenditures	—	—	—	(58.7)	(1.9)	—	(60.6)
Purchase of short-term investments	—	—	—	—	(30.0)	—	(30.0)
Sales of short-term investments	—	—	—	—	30.0	—	30.0
Other	—	—	—	(21.4)	—	22.6	1.2
Net cash used in investing activities	—	—	—	(80.5)	(1.9)	22.6	(59.8)
Financing activities:
Proceeds from long-term debt	—	175.0	—	—	—	—	175.0
Payments of long-term debt and capital leases	—	(23.0)	—	(0.4)	(0.1)	—	(23.5)
Payments of loan costs and debt termination fees	—	—	—	(0.5)	—	—	(0.5)
Cash provided by (used in) intercompany activity	3.8	(113.1)	—	131.5	0.4	(22.6)	—
Net cash provided by financing activities	3.8	38.9	—	130.6	0.3	(22.6)	151.0
Net increase in cash and cash equivalents	—	—	—	60.6	2.0	—	62.6
Cash and cash equivalents, beginning of period	0.8	—	—	(5.9)	84.3	—	79.2
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ 54.7	$ 86.3	$ —	$ 141.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (110.7)	$ —	$ —	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	15.4	2.0	—	17.4
Provision for doubtful accounts	—	—	—	27.1	4.4	—	31.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	—	—	0.5	—	—	0.5
Accretion of principal on senior discount notes	—	—	—	—	—	—	—
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	94.8	—	—	—	—	(94.8)	—
Accounts receivable	—	—	—	(37.2)	(4.9)	—	(42.1)
Supplies	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(14.7)	10.8	—	2.4
Accounts payable	—	—	—	41.9	(0.5)	—	41.4
Accrued expenses and other liabilities	(1.1)	—	—	(1.8)	9.9	—	7.0
Net cash provided by operating activities	5.6	—	—	49.9	23.3	—	78.8
Investing activities:
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(26.8)	(3.0)	—	(29.8)
Sales of short-term investments	—	—	—	30.0	—	—	30.0
Proceeds from asset sales	—	—	—	0.5	—	—	0.5
Other	—	—	—	0.4	(0.3)	—	0.1
Net cash provided by (used in) investing activities	(50.8)	—	—	4.1	(3.3)	—	(50.0)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.4)	(0.3)	—	(683.9)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	64.8	—	—	(51.1)	(13.7)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.5	—	—	(51.5)	(14.0)	—	(20.0)
Net increase in cash and cash equivalents	0.3	—	—	2.5	6.0	—	8.8
Cash and cash equivalents, beginning of period	—	—	—	(24.8)	74.9	—	50.1
Cash and cash equivalents, end of period	$ 0.3	$ —	$ —	$ (22.3)	$ 80.9	$ —	$ 58.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period September 23, 2004 through September 30, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 0.6	$ (1.8)	$ (0.3)	$ 2.4	$ 0.7	$ (1.0)	$ 0.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	1.5	0.2	—	1.7
Provision for doubtful accounts	—	—	—	2.6	0.4	—	3.0
Deferred income taxes	—	—	—	—	—	—	—
Amortization of loan costs	—	0.1	—	—	—	—	0.1
Accretion of principal on senior discount notes	—	—	0.3	—	—	—	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(0.6)	—	—	(0.4)	—	1.0	—
Accounts receivable	—	—	—	(4.7)	(0.5)	—	(5.2)
Prepaid expenses and other current assets	—	—	—	(0.5)	1.0	—	0.5
Accounts payable	—	—	—	(11.0)	(0.1)	—	(11.1)
Accrued expenses and other liabilities	—	1.7	—	(1.1)	0.9	—	1.5
Net cash provided by (used in) operating activities	—	—	—	(11.2)	2.6	—	(8.6)
Investing activities:
Capital expenditures	—	—	—	(2.2)	(0.3)	—	(2.5)
Other	—	—	—	(0.2)	—	—	(0.2)
Net cash used in investing activities	—	—	—	(2.4)	(0.3)	—	(2.7)
Financing activities:
Payments of long-term debt and capital leases	—	—	—	(0.1)	—	—	(0.1)
Cash provided by (used in) intercompany activity	—	(0.5)	—	1.8	(1.3)	—	—
Exercise of stock options	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	—	(0.5)	—	1.7	(1.3)	—	(0.1)
Net increase (decrease) in cash and cash equivalents	—	(0.5)	—	(11.9)	1.0	—	(11.4)
Cash and cash equivalents, beginning of period	0.3	—	—	5.7	52.9	—	58.9
Cash and cash equivalents, end of period	$ 0.3	$ (0.5)	$ —	$ (6.2)	$ 53.9	$ —	$ 47.5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the merger (as discussed below).  We have presented the information for the quarter ended September 30, 2004 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of operating results to the current year quarter and have discussed the merger-related items recorded during the quarter ended September 30, 2004. You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included within this report.

Forward Looking Statements

                This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws which are intended to be covered by the safe harbors created thereby.  Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to  “may,” “believe,” “will,” “project,” “expect,” “estimate,” “anticipate,” and “plan.”  These statements are based upon estimates and assumptions made by Vanguard’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  These factors, risks and uncertainties include, among others, the following:

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

                Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1. Business - Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.  You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Merger Transaction

                On September 23, 2004, The Blackstone Group and certain of its affiliates (collectively “Blackstone”) purchased approximately 66% of our equity interests (the “merger”). Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) own the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the merger, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes, our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the merger by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under new senior secured credit facilities (the “merger credit facilities”) and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of senior management also purchased $5.7 million of the equity incentive units in VHS Holdings LLC.  The merger credit facilities included a $250.0 million revolving credit facility, of which $38.8 million of capacity was utilized for letters of credit as of September 30, 2005.  The merger credit facilities also included $325.0 million in delayed draw term loan facilities. We borrowed $60.0 million under the delayed draw term loan facilities to finance the acquisition of three acute-care hospitals and related healthcare businesses in Massachusetts from subsidiaries of Tenet Healthcare Corporation on December 31, 2004, and we borrowed $90.0 million on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We borrowed the remaining $175.0 million under the delayed draw term loan facilities during September 2005.

Executive Overview

                As of September 30, 2005, we owned and operated 19 hospitals with a total of 4,557 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan (“PHP”), which served approximately 99,300 members in Arizona; and MacNeal Health Providers (“MHP”), which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 46,100 member lives in metropolitan Chicago, Illinois, as of September 30, 2005.  Our objective is to provide high-quality, cost-effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate.  We focus our business development efforts and operations on hospital and other related healthcare facilities where we see an opportunity to improve operating performance and profitability and increase market share.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

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

•

Expanding the spectrum of healthcare services provided by our facilities.  Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused healthcare networks provides us greater flexibility in implementing broader service offerings in an efficient manner.  As we expand our service offerings and grow patient volumes, we seek to recruit and retain physicians and nurses and to invest resources in capital projects including upgrading our existing facility framework and expanding facilities.  Expanding facilities may include constructing new facilities or increasing capacities at existing facilities.  For example, during 2003, we built West Valley Hospital in underserved western metropolitan Phoenix.  Also, construction has begun or is in the planning stages that will increase capacities at seven of our hospitals in San Antonio and metropolitan Phoenix.  We have spent approximately $119.8 million related to six of these expansion projects through September 30, 2005 and expect to spend approximately an additional $214.9 million through fiscal 2008 for six of those projects.

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

•

Identifying geographic markets that provide a strategic fit with our goals and objectives and leveraging population growth in existing markets.  We expect to continue pursuing acquisition activities in existing or new markets where we can obtain significant market share and capture additional business from the aging U.S. population.  According to the U.S. Census Bureau there were approximately 35 million Americans aged 65 or older in the United States in 2000, comprising approximately 12.4% of the total U.S. population.  By the year 2010 the number of these elderly persons is expected to climb to 40 million, or 13.0% of the total population.  We believe our initiatives will position us to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets and improving market share in existing markets provide opportunities to expand services to those communities, to provide flexibility in negotiations with managed care and other third party payers and to strengthen recruiting initiatives.

                Although we expect the above initiatives to increase our patient volumes, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  For the quarters ended September 30, 2004 and 2005, managed care (including Medicare and Medicaid managed care plans and commercial plans), Medicare and Medicaid payers accounted for 45.1%, 29.5% and 7.3% and 47.3%, 28.0% and 8.2%, respectively, of patient service revenues.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the healthcare services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues.  However, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to improve reimbursement and maintain patient volumes.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare diagnosis related group payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  During the quarters ended September 30, 2004 and 2005, 65.2% and 67.3%, respectively, of total surgeries performed in our facilities were performed on an outpatient basis.  Outpatient revenues as a percentage of total gross patient revenues were 36.6% and 42.0% during the quarters ended September 30, 2004 and 2005, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which we expect to increase demand for inpatient services.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

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

                On December 31, 2004, certain of our subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  We paid $87.7 million, including the base purchase price of $104.7 million for the property, plant and equipment and investments of the Massachusetts hospitals less $17.0 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  We funded the purchase price by borrowing $60.0 million of the $150.0 million acquisition delayed draw term facility under the merger credit facilities and by using $27.7 million of cash on hand.  We invested an additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, we borrowed the remaining $90.0 million available to us under the acquisition delayed draw term loan facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital expenditures at the Massachusetts hospitals and our other hospitals.  Operating results for the Massachusetts hospitals are included in our condensed consolidated statements of operations for the three months ended September 30, 2005.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the quarter ended September 30, 2005, we experienced a 20.1% increase in discharges and a 32.0% increase in hospital adjusted discharges compared to the prior year quarter primarily due to the acquisition of the Massachusetts hospitals.  On a same hospital basis, period over period discharges decreased by 1.0% while hospital adjusted discharges increased by 3.2%.  The following table provides details of discharges by payer for the quarter ended September 30, 2005 compared to the prior year quarter.

	Quarter ended September 30,

	2004		2005

Medicare	11,281	29.7%	13,225	29.0%
Medicaid	4,827	12.7%	6,311	13.8%
Managed care	20,307	53.5%	23,991	52.6%
Self pay	1,233	3.2%	1,629	3.5%
Other	338	0.9%	480	1.1%

Total	37,986	100.0%	45,636	100.0%

                We attribute the decrease in same hospital discharges to a general reduction in demand for inpatient healthcare services during the current year quarter. We have been successful in capturing outpatient volumes as a result of our emergency room expansion and design improvements and our physician initiatives. We expect our inpatient volumes to improve in future quarters as a result of expanded service offerings including complementary subacute services, new contracts negotiated with certain managed care providers and our market-driven management strategies.  We also expect that as we complete our significant expansion projects volumes will improve at facilities where growth is currently restrained by physical plant limitations and patient throughput inefficiencies.  However, the success of each of our growth initiatives is dependant upon maintaining the community’s confidence in our services and staying ahead of our competition in the markets we serve.

                The majority of our revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Patient revenues per adjusted hospital discharge increased 3.4% from $6,848 during the prior year quarter to $7,078 during the current year quarter.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts.  On a same hospital basis, patient revenues per adjusted hospital discharge increased by 4.9% to $7,183 during the current year quarter, from $6,848 during the prior year quarter.  We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                Medicare outlier payments are additional funds provided to hospitals for the treatment of patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total diagnosis related group payments.  To achieve this mandate, in recent years CMS has periodically increased the cost threshold used to determine eligibility for and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and announced its intent to revise the current rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our ratio of Medicare outlier payments to Medicare DRG payments is 1.9%.  Thus, we do not believe that we have a high level of outlier payments.  We also do not believe that our current level of outlier payments will be materially affected by recent regulations set forth by CMS.

                We recognize premium revenues from PHP and MHP. Premium revenues increased by $6.7 million or 8.4% during the current year quarter compared to the prior year quarter.  This increase resulted from a 3.4% quarter over quarter increase in the average number of enrollees at PHP and increases in payment rates including reinsurance and supplemental rates.  PHP expects to add a program on January 1, 2006 to provide healthcare services for Medicare recipients and for those individuals eligible for Medicare who also receive full Medicaid benefits.  We do not anticipate a significant increase in premium revenues or membership for our health plan reporting segment initially but could realize significant increases during future fiscal years.  Our contract with AHCCCS was renewed during fiscal 2004 for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  Should our contract with AHCCCS terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable.  The following table provides a summary of our accounts receivable by age since discharge date for both insured and uninsured payers as of September 30, 2004, June 30, 2005 and September 30, 2005 (in millions).

September 30, 2004	0-90 days	91-180 days	Over 180 days	Total(2)	% of Total
Insured	$279.8	$29.3	$17.2	$326.3	78.0%
Self-Pay(1)	44.7	36.8	10.7	92.2	22.0%

Total	$324.5	$66.1	$27.9	$418.5	100.0%

June 30, 2005	0-90 days(3)	91-180 days(3)	Over 180 days	Total(2)	% of Total
Insured	$360.9	$44.8	$21.5	$427.2	79.6%
Self-Pay(1)	53.8	45.4	10.0	109.2	20.4%

Total	$414.7	$90.2	$31.5	$536.4	100.0%

September 30, 2005(3)	0-90 days	91-180 days	Over 180 days	Total(2)	% of Total
Insured	$370.4	$37.9	$24.5	$432.8	78.3%
Self-Pay(1)	60.3	48.5	11.1	119.9	21.7%

Total	$430.7	$86.4	$35.6	$552.7	100.0%

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
(3)           Includes accounts receivable balances for the Massachusetts hospitals acquired on December 31, 2004.

                Our combined allowance for bad debts and allowance for charity care covered 78.4%, 90.5% and 90.3% of self-pay accounts receivable as of September 30, 2004, June 30, 2005 and September 30, 2005, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections increased by 3.7% on a same hospital basis during the quarter ended September 30, 2005 compared to the prior year quarter.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

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

•	a provision increasing hospital reimbursement by reducing the labor share percentage from 71% to 62% for hospitals with wage indices less than 1.0;

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

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines.  CMS has indicated that it is aware of no regulations or guidelines preventing implementation of such policies.  During the quarters ended September 30, 2004 and 2005, we deducted $11.0 million and $17.0 million of charity care from gross charges, respectively.

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

                Volatility of Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. Since 2001, the cost of insurance has negatively affected operating results and cash flows throughout the healthcare industry due to pricing pressures on insurers and fewer carriers willing to underwrite professional and general liability insurance.  While premium price increases have begun to decline during the past two years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  Some states, including Texas and Illinois, have recently passed tort reform legislation placing limits on non-economic damages or are considering such type of legislation.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

                Nursing Shortage and Nursing Ratio Requirements

                The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulties in retaining and recruiting nurses in our metropolitan Phoenix, Arizona, and Orange County, California markets.  As a result of this shortage, we have utilized more contract labor resources that are typically more costly and less reliable than employed nurses.  We expect this shortage to continue for the foreseeable future.  We believe that our comprehensive recruiting and retention plan for nurses, which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our focus on clinical and service excellence has partially mitigated the effects of the nursing shortage.

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program.  The SHP trains approximately 180 nurses each year, of whom we expect approximately 70%-80% to choose permanent employment with us.  We expect enrollment to increase by 10-15% by January 2006.  Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students.  We also train 45 nursing students in our metropolitan Phoenix market using state of the art distance learning technology maximizing utilization of SHP instructors.  Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time.  Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be adversely impacted.

                Effective January 1, 2004, minimum nurse to patient ratios for various hospital departments went into effect in the state of California.  These requirements apply at all times, including scheduled break and meal periods, and place an additional burden on our already challenging California nurse staffing strategies.  Even more stringent ratios for medical/surgical units took effect in California in 2005.  We estimate that our additional staffing costs from existing regulations could exceed $2.5 million on an annual basis in California.  If similar regulations were adopted in other states in which we operate, our future operating results and cash flows could be materially adversely affected.

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

                In the course of our 2004 internal fraud and abuse compliance audit, we identified that certain documentation discrepancies had occurred in the administration of renewal provisions of certain leases with physicians for medical office space at one of our hospitals.  After our review of the leases, the hospital entered into lease extension agreements and then new leases with each such physician. In accordance with established company compliance program policies, in September 2004 we made a voluntary disclosure regarding these lease discrepancies and actions we had taken to the Office of Inspector General of the U.S. Department of Health and Human Services (the “OIG”) and to the local U.S. Attorney’s Office.  In December 2004 we executed an agreement with the OIG which operated to suspend, for the seven months commencing December 1, 2004 and ending June 30, 2005, the period for the running of the statute of limitations and similar defenses which we would have to any claims by the OIG in connection with this matter.  Recently, we have voluntarily providedthe OIG with additional information regarding this matter.  We have not determined that a violation of any laws or regulations has occurred, nor have we determined that any restitution or other payment is legally due to the federal government in respect of this matter.  However, due to the risks of litigation and its associated expenses, we have recently entered into settlement negotiations with the OIG which we expect to conclude in the near future.  We do not expect the settlement of this matter to have a material impact on our future results of operations or cash flows.

Update of Critical Accounting Policies and Estimates

                The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical accounting policies because they involve the most subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance:  revenues and revenue deductions, allowance for doubtful accounts and provision for doubtful accounts, insurance reserves, medical claims reserves and income taxes.

                Other than the update provided below, there have been no changes in the nature or application of our critical accounting policies and estimates as discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

                Medical Claims Reserves

                During the quarters ended September 30, 2004 and 2005, medical claims expense was approximately $60.3 million and $59.4 million, respectively, primarily representing medical claims of PHP enrollees. Medical claims expenses as a percentage of premium revenues decreased to 69.0% during the quarter ended September 30, 2005 compared to 75.9% during the prior year quarter. During the current year quarter, we recorded a $4.4 million reduction to the medical claims reserve at PHP based upon newly updated historical claims payment information. We estimate our reserve for medical claims incurred but not reported using internal models that consider historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees and type of service provided. Additionally, we reserve for expected future payments related to members who qualify for special coverage under AHCCCS guidelines. These reserve estimates are especially sensitive to recurring adjustments due to the additional burden of separately tracking the members and the unique calculations required by these guidelines.  The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $51.2 million and $39.4 million as of June 30, 2005 and September 30, 2005, respectively. The significant decrease in the reserve balance was due to the reserve adjustment previously discussed and an acceleration of claims payments during the current year quarter. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the quarters ended September 30, 2004 and 2005, approximately $7.1 million and $10.0 million, respectively, of accrued and paid claims for services provided to our health plan enrollees by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by enrollees in our health plans.

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Quarter ended September 30,

Actual:	2004	2005

Number of hospitals at end of period	16	19
Number of licensed beds at end of period	3,750	4,557
Discharges (a)	37,986	45,636
Adjusted discharges - hospitals (b)	56,572	74,679
Net revenue per adjusted discharge - hospitals (c)	$6,848	$7,078
Patient days (d)	155,872	196,839
Adjusted patient days - hospitals (e)	232,138	322,107
Average length of stay (days) (f)	4.10	4.31
Outpatient surgeries (g)	15,989	20,775
Emergency room visits (h)	129,543	163,096
Occupancy rate (i)	45.3%	47.0%
Average daily census (j)	1,694.0	2,140.0
Member lives (k)	147,000	145,400
Medical claims percentage (l)	75.9%	69.0%

	(Unaudited) Quarter ended September 30,

Same hospital:	2004	2005

Number of hospitals at end of period	16	16
Total revenues (in millions) (m)	$493.7	$531.3
Discharges (n)	37,986	37,597
Adjusted discharges - hospitals (o)	56,572	58,378
Net revenue per adjusted discharge - hospitals (p)	$6,848	$7,183
Average length of stay (days) (q)	4.10	4.25
Outpatient surgeries (r)	15,989	15,976
Emergency room visits (s)	129,543	133,778

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

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(j)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(k)	Member lives represent the total number of enrollees in our Arizona prepaid managed health plan and our Chicago managed care organization as of the end of the respective period.

(l)	Medical claims percentage is calculated by dividing medical claims expense by premium revenues.

(m)	Same hospital total revenues represent revenues from entities owned (including health plans) for the entire three-month period of both years presented.

(n)	Same hospital discharges represent discharges for hospitals owned for the entire three-month period of both years presented.

(o)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of hospital gross inpatient and outpatient revenues and then dividing the result by hospital gross inpatient revenues for those hospitals owned for the entire three-month period of both years presented.

(p)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three-month period of both years presented.  This statistic measures the average net payment expected to be received for a patient’s stay in those hospitals.

(q)	Same hospital average length of stay represents average length of stay for hospitals owned for the entire three-month period of both years presented.

(r)

Same hospital outpatient surgeries represent the number of surgeries performed on an outpatient basis (overnight stays not necessary) at hospitals or ambulatory surgery centers owned for the entire three-month period of both years presented.

(s)

Same hospital emergency room visits represent the number of patient visits to receive treatment at the emergency departments of hospitals owned for the entire three-month period of both years presented regardless of whether an overnight stay is subsequently required.

Results of Operations

                The following table presents summaries of our operating results for the quarters ended September 30, 2004 and 2005.

	(Unaudited) Quarter ended September 30,

	2004		2005

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$414.3	83.9%	$561.6	86.7%
Premium revenues	79.4	16.1%	86.1	13.3%

Total revenues	493.7	100.0%	647.7	100.0%

Salaries and benefits (includes stock compensation of $96.7 and $0.3, respectively)	292.6	59.3%	269.6	41.6%
Supplies	79.4	16.1%	104.6	16.1%
Medical claims expense	60.3	12.2%	59.4	9.2%
Provision for doubtful accounts	34.5	7.0%	50.1	7.7%
Other operating expenses	71.6	14.5%	98.9	15.3%
Depreciation and amortization	19.1	3.9%	24.5	3.8%
Interest, net	11.9	2.4%	26.4	4.1%
Debt extinguishment costs	62.2	12.6%	–	0.0%
Merger expenses	23.1	4.6%	–	0.0%
Minority interests and other expenses	-	0.0%	1.4	0.2%

Income (loss) before income taxes	(161.0)	(32.6)%	12.8	2.0%
Provision for income taxes	(50.9)	(10.3)%	5.5	0.9%

Net income (loss)	$(110.1)	(22.3)%	$7.3	1.1%

Quarter ended September 30, 2005 compared to Quarter ended September 30, 2004

           Revenues.  Revenues increased by $154.0 million during the quarter ended September 30, 2005 compared to the prior year quarter due to the acquisition of the Massachusetts hospitals and improved reimbursement for services provided.  Hospital adjusted discharges increased by 32.0% during the 2005 quarter.  Emergency room visits increased by 25.9% and outpatient surgery volumes increased by 29.9% during the 2005 quarter.  Same hospital revenues increased by $37.6 million or 7.6% primarily as a result of a quarter over quarter increase in same hospital net revenue per hospital adjusted discharge of 4.9%.  Our service expansion initiatives and managed care contracting strategies played significant roles in our rate improvements.  We expect same hospital revenues growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased by 8.4% during the 2005 quarter as a result of a 3.4% quarter over quarter average enrollee increase at PHP, per member rate increases and increases in reinsurance and supplemental revenues.

                We have made considerable progress in negotiations with managed care payers to improve reimbursement for our services during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs.  The acuity of care required by our patients also affects this statistic.  We continually identify and implement services that enable us to maximize our return on investment and meet the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion and patient throughput design improvements, surgery unit expansions, specialty service expansions, certain sub-acute unit expansions and intra-market resource sharing strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, endoscopy, cardiology, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of medical office buildings and primary care clinics.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $634.9 million or 98.0% of total revenues during the 2005 quarter, compared to 132.6% during the prior year quarter.  During the prior year quarter, we incurred approximately $182.1 million of merger-related costs including stock compensation, debt extinguishment costs, merger expenses and monitoring fees.  Absent these merger-related costs, total costs and expenses as a percentage of revenues would have been 95.7%.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.6% during the current year quarter from 59.3% during the prior year quarter.  The decrease is due to $96.7 million of stock compensation related to merger included in salaries and benefits during the prior year quarter. Absent the impact of stock compensation expense during both quarters, salaries and benefits as a percentage of revenues would have increased from 39.7% to 41.6% quarter over quarter.  This increase was due to the higher salaries and benefits costs at our Massachusetts hospitals acquired on December 31, 2004, in which approximately 1,100 of our employees are subject to collective bargaining agreements.  On a same hospital basis and exclusive of stock compensation, salaries and benefits as a percentage of total revenues decreased to 38.7% during the current year  quarter from 39.7% during the prior year quarter as a result of our care management, nurse utilization and service expansion strategies.

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

•

Supplies.  Supplies as a percentage of total revenues remained consistent at 16.1% during the current year quarter compared to the prior year quarter. On a same hospital basis, supplies as a percentage of total revenues decreased to 15.3% during the current year quarter. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio.  We continue to implement our materials management strategies, which should help offset increased supplies costs related to high acuity services.  However, price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug-eluting stents, could have a significant adverse impact on future supplies costs.

•

Medical claims.  Medical claims expense as a percentage of premium revenues decreased to 69.0% during the current year quarter compared to 75.9% during the prior year quarter.  The decrease during the current year quarter primarily relates to a $4.4 million adjustment to reduce our medical claims reserve at PHP as of September 30, 2005 based upon updated historical claims payment information. Absent the impact of this cumulative adjustment, medical claims expense as a percentage of premium revenues would have been 74.1% during the current year quarter. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $10.0 million, or 14.4% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts.  During the current year quarter, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.9% from 8.3% during the current year quarter.  During the current year quarter, our self-pay revenues as a percentage of net patient revenues decreased to 11.7% from 13.2% during the prior year quarter due to lower self pay utilization at our Massachusetts hospitals.  Under our hindsight estimation methodology, our provision for doubtful accounts may be adversely affected by delays in the timing of non self-pay account collections period over period.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. On June 1, 2004, we expanded our charity care guidelines resulting in a decrease in revenues and a reduction in bad debts.  During the quarters ended September 30, 2004 and 2005, we recorded $11.0 million and $17.0 million of charity care revenue deductions, respectively.  On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 11.9% during the current year quarter compared to 11.0% during the prior year quarter.  On a same hospital basis, the combined provision of doubtful accounts and charity care expense as a percentage of patient service revenues increased to 13.0% during the current year quarter from 11.0% during the prior year quarter.

                Income taxes.  Our effective tax rate increased from approximately 31.6% during the prior year quarter to approximately 43.0% during the current year quarter. The effective tax rate was unusually low during the prior year quarter due to the fact that we were unable to recognize the full tax benefit on the prior year quarter pre-tax net loss as a result of certain merger-related costs being nondeductible for tax purposes.

                Net income.  The $117.4 million quarter over quarter increase in net income resulted primarily from the significant merger-related costs incurred during the prior year quarter including merger expenses, stock compensation and debt extinguishment costs.

Liquidity and Capital Resources

                Operating Activities.  At September 30, 2005, we had working capital of $230.6 million, including cash and cash equivalents of $141.8 million. Working capital at June 30, 2005 was $77.7 million.  The increase in working capital was primarily due to cash received from the borrowing of the $175.0 million of delayed draw term loans during September 2005.  Cash provided by operating activities decreased from $70.2 million during the quarter ended September 30, 2004 to a $28.6 million use of cash during the quarter ended September 30, 2005.  The significant decrease was primarily due to a significant change in the timing of payments of liabilities including (1) a net paydown of accounts payable of $45.6 million during the current year quarter compared to a buildup of $30.3 million during the prior year quarter; (2) a $14.3 million increase in interest payments during the current year quarter; and (3) accelerated payments of PHP medical claims during the current year quarter compared to the prior year quarter.

                Investing Activities.  Cash used in investing activities increased from $52.7 million during the quarter ended September 30, 2004 to $59.8 million during the quarter ended September 30, 2005, primarily as a result of a $28.3 million quarter over quarter increase in capital expenditures.

                We spent $60.6 million for capital expenditures during the quarter ended September 30, 2005.  In May 2004 and July 2005, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix.  We have spent $119.8 million for these projects since inception through September 30, 2005 and expect to spend an estimated additional $214.9 million through fiscal year 2008.  All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of November 1, 2005.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Open

Phoenix
Arrowhead Community Hospital	Q4 FY 04	Q1 FY 07	100 (5)	✓	✓	✓
Paradise Valley Hospital	Q3 FY 06	Q1 FY 08	22 (4)	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q2 FY 07	39	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q4 FY 06	33 (3)	✓	✓	✓
St. Luke’s Baptist Hospital	Q1 FY 06	Q3 FY 07	27

____________________
(1)       Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)       An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)       In addition to increasing the number of licensed beds by 33, the expansion will allow for the utilization of an additional 67 previously licensed beds.
(4)       In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of an additional 18 previously licensed beds.
(5)       40 of these beds were added during the fourth quarter of fiscal 2005.

                We anticipate spending a total of $325.0 million to $350.0 million in capital expenditures during fiscal 2006 including the $60.6 million spent through September 30, 2005.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash provided by financing activities increased by $171.1 million during the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004, as a result of the $175.0 million in term loan borrowings during September 2005.

                As of September 30, 2005, we had outstanding $1,512.3 million in aggregate indebtedness, with an additional $211.2 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $38.8 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

                Our previous senior secured credit facilities consisted of a revolving credit facility and the initial term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $250.0 million, and matures in September

2010. The initial term loan facility, which was scheduled to mature in September 2011, provided for loans in a total principal amount of up to $800.0 million as follows: (1) $475.0 million borrowed on September 23, 2004 to finance the merger, to refinance our then existing indebtedness and to pay fees and expenses relating thereto; (2) $150.0 million borrowed on December 31, 2004 and February 18, 2005 to finance the acquisition of the Massachusetts hospitals and for other general corporate purposes and (3) $175.0 million borrowed in September 2005 to fund capital expenditures and for other general corporate purposes.

                On September 26, 2005, we refinanced and repriced all $795.7 million of the outstanding term loans under the previous initial term loan facility by borrowing $795.7 million of replacement term loans (the “2005 term loan facility”).  In addition, upon the incurrence of certain events and subject to receipts of commitments, we may request an incremental term loan facility be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate.  No changes were made to the revolving credit facility.

                The 2005 term loan facility borrowings bear interest at a rate equal to, at our option, either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum. These rates reflect a savings of 1.00% per annum over the interest rate options for the previous initial term loan facility. The borrowings under the revolving credit facility currently bear interest at a rate equal to, at our option, either a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum.  These rates are subject to an increase of up to 0.50% per annum should our leverage ratio increase over certain designated levels.

                We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. We also pay customary letter of credit fees.

                The 2005 term loan facility and the revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness, pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, change the business conducted by our subsidiaries and enter into hedging agreements. In addition, the senior credit facilities require us to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

                As of September 30, 2005, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	1.90x	3.10x
Total leverage ratio limit	6.15x	3.86x
Senior leverage ratio limit	3.75x	1.73x

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

                Capital Resources.  Our debt has increased significantly during the past 12 months. We expect that cash on hand, cash generated from our operations and cash available to us under the revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth during the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our revolving credit facility will be available to enable us to meet these requirements and needs.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of September 30, 2005.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$109.0	$216.6	$214.6	$1,918.8	$2,459.0
Capital lease obligations	1.1	0.2	–	–	1.3
Operating leases	24.5	37.9	22.6	40.1	125.1
Purchase obligations	30.1	–	–	–	30.1
Health claims payable	39.4	–	–	–	39.4
Estimated self-insurance liabilities	16.7	35.2	15.5	5.3	72.7

Subtotal	$220.8	$289.9	$252.7	$1,964.2	$2,727.6

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$79.9	$0.1	$0.1	$12.0	$92.1
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	–	38.8	38.8
Physician commitments	10.9	–	–	–	10.9
Minimum rent revenue commitments	0.2	0.3	0.3	0.8	1.6

Subtotal	$109.0	$0.4	$0.4	$51.6	$161.4

Total obligations and commitments	$329.8	$290.3	$253.1	$2,015.8	$2,889.0

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of September 30, 2005, we had outstanding $795.7 million of senior debt subject to variable interest rates and $715.4 million of outstanding 9.0% Notes, 9.75% Notes and 11.25% Notes subject to fixed interest rates. As of September 30, 2005, the fair values of the 9.0% Notes and the 11.25% Notes were $612.4 million and $156.6 million, respectively.

                In connection with the merger on September 23, 2004, we entered into new senior secured credit facilities comprised of a $475.0 million term loan facility, a $250.0 million revolving facility and delayed draw term loan facilities totaling $325.0 million.  We made $475.0 million in term loan borrowings on September 23, 2004 to fund a portion of the merger, borrowed $60.0 million under the delayed draw term loan facilities on December 31, 2004 to fund a portion of the acquisition purchase price of the Massachusetts hospitals and borrowed $90.0 million under the delayed draw term loan facilities on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We borrowed the remaining $175.0 million under the delayed draw term loan facilities in two installments on September 16, 2005 and September 22, 2005.  On September 26, 2005, we repriced and refinanced all the then outstanding term loans with $795.7 million of replacement term loans resulting in 1.00% per annum in interest rate savings over the previous term loan facilities.  As of September 30, 2005, we had utilized $38.8 million of borrowing capacity under the revolving facility for letters of credit.  The weighted average interest rate on the $795.7 million of outstanding term loan borrowings was approximately 6.21% as of September 30, 2005 (LIBOR of 3.96% plus a fixed margin of 2.25%).

                Based upon a hypothetical 1 percentage point change to the current interest rate applicable to the outstanding term loans under our credit facility debt, annualized interest expense for the term loan borrowings would change by approximately $8.0 million.  We believe that a hypothetical 1 percentage point change in interest rates would not have a material impact on the fair value of our fixed rate 9.0% Notes and 11.25% Notes.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.    Exhibits.

Exhibit No.	Description

10.1

Amended and Restated Severance Protection Agreement, dated as of September 23, 2004, between Vanguard Health Systems, Inc. and Kent H. Wallace. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005, File No. 333-71934.)

10.2

Amendment No. 1 to Amended and Restated Severance Protection Agreement, dated as of September 30, 2005, between Vanguard Health Systems, Inc. and Kent H. Wallace. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2005, File No. 333-71934.)

10.3

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2005, File No. 333-71934.)

10.4

Contract Amendment Number 10, executed on September 7, 2005, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.

10.5

Contract Amendment Number 11, executed on September 7, 2005, but effective as of September 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.

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

DATE:     November 9, 2005                                                                               VANGUARD HEALTH SYSTEMS, INC.

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

10.1

Amended and Restated Severance Protection Agreement, dated as of September 23, 2004, between Vanguard Health Systems, Inc. and Kent H. Wallace. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 30, 2005, File No. 333-71934.)

10.2

Amendment No. 1 to Amended and Restated Severance Protection Agreement, dated as of September 30, 2005, between Vanguard Health Systems, Inc. and Kent H. Wallace. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 30, 2005, File No. 333-71934.)

10.3

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent. (Incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 27, 2005, File No. 333-71934.)

10.4

Contract Amendment Number 10, executed on September 7, 2005, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.

10.5

Contract Amendment Number 11, executed on September 7, 2005, but effective as of September 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.

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