Form 10-Q
period 2005-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2006-02-09
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated Filer ☐    Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐   No☒

          There were 749,550 shares of common stock outstanding as of February 1, 2006 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2005 (unaudited)	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2004 and 2005	4
	Condensed Consolidated Statements of Operations for the predecessor period July 1, 2004 through September 22, 2004, the period September 23, 2004 through December 31, 2004, (unaudited) the six months ended December 31, 2004 (combined basis, unaudited) and the six months ended December 31, 2005 (unaudited)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 (combined basis) and the six months ended December 31, 2005	6
	Condensed Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through September 22, 2004, the period September 23, 2004 through December 31, 2004 (unaudited) and the six months ended December 31, 2004 (combined basis, unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59
PART II.	OTHER INFORMATION
Item 6.	Exhibits	60
	Signature	61
	Index to Exhibits	62

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	(Unaudited) December 31, 2005

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$79.2	$162.5
Accounts receivable, net of allowance for uncollectible accounts of approximately $90.1 and $103.3 at June 30, 2005 and December 31, 2005, respectively	286.0	282.0
Inventories	43.5	45.1
Prepaid expenses and other current assets	36.1	51.6

Total current assets	444.8	541.2
Property, plant and equipment, net of accumulated depreciation	1,072.8	1,114.7
Goodwill	813.1	820.0
Intangible assets, net of accumulated amortization	74.3	71.3
Investments in unconsolidated subsidiaries	9.0	9.3
Other assets	57.7	38.1

Total assets	$2,471.7	$2,594.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145.5	$140.5
Accrued salaries and benefits	86.4	72.3
Accrued health claims	51.2	31.3
Accrued interest	14.5	13.6
Other accrued expenses and current liabilities	61.9	44.7
Current maturities of long-term debt	7.6	8.6

Total current liabilities	367.1	311.0
Minority interests in equity of consolidated entities	10.4	9.9
Other liabilities	68.9	83.2
Long-term debt, less current maturities	1,349.5	1,504.2
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2005 and December 31, 2005	–	–
Additional paid-in capital	643.2	642.8
Retained earnings	32.6	43.5

Total stockholders’ equity	675.8	686.3

Total liabilities and stockholders’ equity	$2,471.7	$2,594.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2004	2005

	(In millions)

Patient service revenues	$416.1	$552.3
Premium revenues	83.7	89.4

Total revenues	499.8	641.7

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.2 and $0.3, respectively)	200.4	276.5
Supplies	80.6	102.8
Medical claims expense	56.6	63.0
Purchased services	25.3	38.7
Provision for doubtful accounts	35.5	39.3
Other operating expenses	40.5	52.1
Rents and leases	6.9	8.7
Depreciation and amortization	20.8	24.5
Interest, net	25.0	28.2
Debt extinguishment costs	–	0.1
Other	1.1	2.0

Income before income taxes	7.1	5.8
Income tax expense	2.5	2.2

Net income	$4.6	$3.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	Predecessor
		(Unaudited) September 23, 2004 through December 31, 2004	(Unaudited) Six months ended December 31, 2004 (combined)	(Unaudited) Six months ended December 31, 2005
	July 1, 2004 through September 22, 2004

	(In millions)

Patient service revenues	$377.3	$453.1	$830.4	$1,113.9
Premium revenues	72.3	90.8	163.1	175.5

Total revenues	449.6	543.9	993.5	1,289.4

Costs and Expenses:
Salaries and benefits (includes stock compensation of $96.7, $0.2, $96.9 and $0.6, respectively)	275.4	217.6	493.0	546.1
Supplies	72.3	87.7	160.0	207.4
Medical claims expense	55.0	61.9	116.9	122.4
Purchased services	22.1	27.7	49.8	74.3
Provision for doubtful accounts	31.5	38.5	70.0	89.4
Other operating expenses	37.2	44.1	81.3	107.1
Rents and leases	5.7	7.5	13.2	17.0
Depreciation and amortization	17.4	22.5	39.9	49.0
Interest, net	9.8	27.1	36.9	54.6
Debt extinguishment costs	62.2	–	62.2	0.1
Merger expenses	23.1	–	23.1	–
Other	(0.1)	1.2	1.1	3.4

Income (loss) before income taxes	(162.0)	8.1	(153.9)	18.6
Income tax expense (benefit)	(51.3)	2.9	(48.4)	7.7

Net income (loss)	(110.7)	5.2	(105.5)	10.9
Preferred stock dividends	(1.0)	–	(1.0)	–

Net income (loss) attributable to common stockholders	$(111.7)	$5.2	$(106.5)	$10.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Combined Basis

	Six months ended December 31, 2004	Six months ended December 31, 2005

	(In millions)
Operating activities:
Net income (loss)	$(105.5)	$10.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39.9	49.0
Provision for doubtful accounts	70.0	89.4
Deferred income taxes	(48.4)	6.4
Amortization of loan costs	1.4	2.0
Accretion of principal on senior discount notes	3.8	7.6
Gain on sale of assets	0.8	–
Stock compensation	96.9	0.6
Debt extinguishment costs	62.2	0.1
Merger expenses	23.1	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(83.6)	(85.9)
Inventories	(1.3)	(1.7)
Prepaid expenses and other current assets	4.5	(3.4)
Accounts payable	20.1	(2.4)
Accrued expenses and other current liabilities	0.9	(41.2)
Other liabilities	9.5	14.0

Net cash provided by operating activities	94.3	45.4

Investing activities:
Acquisitions, including working capital settlement payments	(138.2)	(0.4)
Capital expenditures	(72.4)	(113.7)
Purchases of short-term investments	(40.0)	(68.4)
Sales of short-term investments	70.0	68.4
Proceeds from asset dispositions	0.7	4.9
Other	(0.1)	0.8

Net cash used in investing activities	(180.0)	(108.4)

Financing activities:
Proceeds from long-term debt	1,234.7	175.0
Payments of long-term debt and capital leases	(685.9)	(27.0)
Payments of loan costs and debt termination fees	(42.7)	(0.6)
Proceeds from joint venture partner contributions	8.0	–
Exercise of stock options	0.1	–
Payments to retire stock and stock options	(964.9)	–
Payments to repurchase equity incentive units	–	(1.1)
Proceeds from common stock issuances	494.9	–

Net cash provided by financing activities	44.2	146.3

Net increase (decrease) in cash and cash equivalents	(41.5)	83.3
Cash and cash equivalents, beginning of period	50.1	79.2

Cash and cash equivalents, end of period	$8.6	$162.5

Net cash paid for interest	$26.2	$50.5

Net cash paid for income taxes	$–	$0.8

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Predecessor
		(Unaudited) September 23, 2004 through December 31, 2004	(Unaudited) Six months ended December 31, 2004 (combined basis)
	July 1, 2004 through September 22, 2004

	(In millions)
Operating activities:
Net income (loss)	$(110.7)	$5.2	$(105.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.4	22.5	39.9
Provision for doubtful accounts	31.5	38.5	70.0
Deferred income taxes	(50.9)	2.5	(48.4)
Amortization of loan costs	0.5	0.9	1.4
Accretion of principal on senior discount notes	–	3.8	3.8
Loss on sale of assets	0.6	0.2	0.8
Stock compensation	96.7	0.2	96.9
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	–	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42.1)	(41.5)	(83.6)
Inventories	(0.3)	(1.0)	(1.3)
Prepaid expenses and other current assets	2.4	2.1	4.5
Accounts payable	41.4	(21.3)	20.1
Accrued expenses and other current liabilities	9.0	(8.1)	0.9
Other liabilities	(2.0)	11.5	9.5

Net cash provided by operating activities	78.8	15.5	94.3

Investing activities:
Acquisitions, including working capital settlement payments	(50.8)	(87.4)	(138.2)
Capital expenditures	(29.8)	(42.6)	(72.4)
Purchases of short-term investments	–	(40.0)	(40.0)
Sales of short-term investments	30.0	40.0	70.0
Proceeds from asset dispositions	0.5	0.2	0.7
Other	0.1	(0.2)	(0.1)

Net cash used in investing activities	(50.0)	(130.0)	(180.0)

Financing activities:
Proceeds from long-term debt	1,174.7	60.0	1,234.7
Payments of long-term debt and capital leases	(683.9)	(2.0)	(685.9)
Payments of loan costs and debt termination fees	(40.9)	(1.8)	(42.7)
Proceeds from joint venture partner contributions	–	8.0	8.0
Exercise of stock options	0.1	–	0.1
Payments to retire stock and stock options	(964.9)	–	(964.9)
Proceeds from common stock issuances	494.9	–	494.9

Net cash provided by (used in) financing activities	(20.0)	64.2	44.2

Net increase (decrease) in cash and cash equivalents	8.8	(50.3)	(41.5)
Cash and cash equivalents, beginning of period	50.1	58.9	50.1

Cash and cash equivalents, end of period	$58.9	$8.6	$8.6

Net cash paid for interest	$23.6	$2.6	$26.2

Net cash paid (received) for income taxes	$(0.1)	$0.1	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
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

                Vanguard also incurred costs of $51.6 million directly related to the merger, of which $23.1 million is reflected as merger expenses on the accompanying condensed consolidated statements of operations for the combined six months ended December 31, 2004. In addition, $28.3 million is included in goodwill on the accompanying condensed consolidated balance sheet as of December 31, 2005 as set forth by the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”).  The table below provides a detail of the merger-related costs incurred during fiscal 2005 (in millions).

	Merger Expenses	Goodwill

Advisory fees	$10.0	$4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.5	0.2

	$23.3	$28.3

                Vanguard has completed the allocation of the merger excess purchase price that resulted in changes to the stated values of property, plant and equipment, goodwill and intangible assets based upon information obtained from an independent, third party appraisal and from guidance set forth by EITF 88-16, SFAS 141 and Statement of Financial Accounting Standards No. 142.

2.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of December 31, 2005, Vanguard’s affiliates owned and operated 19 acute care hospitals with 4,517 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; Orange County, California, and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $11.8 million and $15.8 million for the six months ended December 31, 2004 (combined basis) and 2005 respectively.

                The unaudited condensed consolidated financial statements as of December 31, 2005 and for the three months ended December 31, 2004 and 2005 and the six months ended December 31, 2004 (combined basis) and 2005 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2006.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2005 included in Vanguard’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2005.

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

Reclassifications

                Vanguard adjusted its unaudited condensed consolidated statement of cash flows for the predecessor period July 1, 2004 through September 22, 2004 to reflect $30.0 million of gross sales of certain auction rate securities contracts held as of June 30, 2004.  Vanguard also adjusted its unaudited condensed consolidated statement of cash flows for the six months ended December 31, 2004 (combined basis) to reflect $68.4 million of gross sales and $68.4 million of gross purchases of auction rate securities contracts.  These contracts were previously considered to be cash and cash equivalents for statement of cash flows presentation purposes.  Vanguard now presents activity related to these contracts as investing activities in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, due to the fact that the original maturity of the securities underlying the contracts is greater than 90 days.  The beginning and ending cash balances included in the statement of cash flows for the combined six months ended December 31, 2004 were reduced by $58.0 million and $28.0 million, respectively, to exclude the outstanding short-term investments as of June 30, 2004 and December 31, 2004, respectively.  There were no short-term investments outstanding as of June 30, 2005 or December 31, 2005.  The reclassification had no impact on net income or cash provided by operating activities during the predecessor period July 1, 2004 through September 22, 2004 or the six months ended December 31, 2004 (combined basis).  Certain other prior year amounts have been reclassified to conform to current year presentation.

3.             STOCK-BASED COMPENSATION

                Prior to the merger, Vanguard had four stock option plans.  Effective July 1, 2003, Vanguard adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Vanguard elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value. During the predecessor period July 1, 2004 through September 22, 2004, Vanguard recorded stock compensation of $0.1 million prior to the merger and $96.6 million directly related to the merger, which represents the stock compensation calculated under APB No. 25 for those stock options granted prior to July 1, 2003, and calculated under SFAS 123 for those stock options granted on or after July 1, 2003. The four stock option plans were terminated in connection with the merger, which was deemed a liquidity event under the definitions set forth in the respective plan documents, and Vanguard made cash payments to the option holders based upon the per share merger consideration less the applicable exercise price of the option grants.  Subsequent to the merger, during the three months ended December 31, 2004, Vanguard recorded stock compensation of $0.2 million related to stock options granted under its 2004 Stock Option Plan.  Vanguard recorded $0.6 million of stock compensation related to its 2004 Stock Option Plan during the six months ended December 31, 2005.  Stock compensation is included in salaries and benefits on the accompanying unaudited condensed consolidated statements of operations.

                The following table provides the pro forma effect on Vanguard’s net income or loss as if the fair value method had been applied to all outstanding stock option grants since the date of grant for those periods presented.  Those options whose number of exercisable shares was contingent upon a future event are not included in the fair value method estimate, and the estimated fair value of the stock options was amortized to expense over the respective vesting periods for those options whose number of exercisable shares was not contingent upon a future event.  The amounts below are presented in millions.

	Predecessor	September 23, 2004 through December 31, 2004	Six months ended December 31, 2004 (combined basis)

	July 1, 2004 through September 22, 2004

Net income (loss)	$(110.7)	$5.2	$(105.5)
Add: Stock-based compensation expense included in net income (loss), net of taxes	66.1	–	66.1
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(76.7)	–	(76.7)

Pro forma net income (loss)	$(121.3)	$5.2	$(116.1)

                Vanguard used the following weighted average assumptions to estimate the stock compensation expense recorded for the six months ended December 31, 2005:  risk-free interest rate of 4.5%; dividend yield of 0.0%; and expected option life of 10 years.

4.             ACQUISITIONS

Fiscal 2005 Acquisition

                On December 31, 2004, certain of Vanguard’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  Vanguard paid $87.7 million including the base purchase price of $103.5 million for the property, plant and equipment and investments of the Massachusetts hospitals less $15.8 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  Vanguard funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its senior secured credit facilities, entered into in connection with the merger, and using $27.7 million of cash on hand.  Vanguard invested an estimated additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, Vanguard borrowed the remaining $90.0 million available to it under the acquisition delayed draw term facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital projects.  The results of operations of the Massachusetts hospitals are included in the accompanying condensed consolidated statement of operations for the three months and six months ended December 31, 2005.

                The purchase price for the fiscal 2005 acquisition was allocated as follows (in millions).

Massachusetts Hospitals
Fair value of assets acquired:
Current assets	$7.3
Property, plant and equipment	101.4
Other tangible assets	2.1

Gross assets acquired	110.8
Liabilities assumed	23.1

Cash paid for net assets acquired	$87.7

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

	Predecessor		Combined Basis

	July 1, 2004 through September 22, 2004	September 23, 2004 through December 31, 2004	Six months ended December 31, 2004

Total revenues	$549.9	$664.6	$1,214.5

Loss before income taxes	$(169.8)	$(2.4)	$(172.2)
Income tax benefit	(54.2)	(1.1)	(55.3)

Net loss	$(115.6)	$(1.3)	$(116.9)

5.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2005 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2005	December 31, 2005	June 30, 2005	December 31, 2005
Amortized intangible assets:
Deferred loan costs	$43.2	$43.8	$2.7	$4.7
Contracts	31.4	31.4	2.4	3.9
Other	1.3	1.3	0.1	0.2

Subtotal	75.9	76.5	5.2	8.8
Indefinite-lived intangible assets:
License and accreditation	3.6	3.6	–	–

Total	$79.5	$80.1	$5.2	$8.8

                Changes in the carrying amount of goodwill from June 30, 2005 to December 31, 2005 follows (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2005	$745.0	$68.1	$813.1
Blackstone merger adjustments	6.9	–	6.9

Balance as of December 31, 2005	$751.9	$68.1	$820.0

                Amortization expense for the predecessor period July 1, 2004 through September 22, 2004, the combined six months ended December 31, 2004 and the six months ended December 31, 2005 was $0.5 million, $1.0 million and $0.8 million, respectively.

6.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt as of June 30, 2005 and December 31, 2005 follows (in millions):

	June 30, 2005	December 31, 2005

9.75% Senior Subordinated Notes	$1.0	$–
9.0% Senior Subordinated Notes	575.0	575.0
11.25% Senior Discount Notes	135.7	143.3
Term loans payable under credit facility	620.7	793.7
Revolving loans payable under credit facility	23.0	–
Capital leases	1.7	0.8

	1,357.1	1,512.8
Less: current maturities	(7.6)	(8.6)

	$1,349.5	$1,504.2

9.75% Notes

                On July 30, 2001, Vanguard received gross proceeds of $300.0 million through the issuance of the 9.75% Notes due 2011.  Interest on the 9.75% Notes was payable semi-annually on February 1 and August 1. Payment of the principal and interest of the 9.75% Notes was subordinate to amounts owed for existing and future senior indebtedness of Vanguard and was guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of Vanguard’s subsidiaries. Vanguard was subject to certain restrictive covenants under the Indenture governing the 9.75% Notes. In connection with the merger, Vanguard completed a tender offer to repurchase the 9.75% Notes and a consent solicitation adopting amendments to the indenture governing the notes that amended or eliminated substantially all of the restrictive covenants contained in the indenture. In connection with the merger, holders of $299.0 million of the outstanding 9.75% Notes tendered their notes for repurchase by Vanguard and consented to the proposed amendments to the indenture. Vanguard repurchased the remaining $1.0 million of 9.75% Notes in October 2005. Vanguard paid tender premiums and consent fees of $50.3 million related to the repurchases.

9.0% Notes

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”) completed a private placement of the $575.0 million 9.0% Notes. Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment made on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

                On January 26, 2005, Vanguard exchanged all of its outstanding 9.0% Notes for new 9.0% senior subordinated notes due 2014 with identical terms and conditions, except that they were registered under the Securities Act of 1933.  Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

11.25% Notes

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount ($124.7 million in gross proceeds) of 11.25% Notes. The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Discount Issuers but senior to any of the Discount Issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

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

                On January 26, 2005, Vanguard exchanged all of its outstanding 11.25% Notes for new 11.25% senior discount notes due 2015 with identical terms and conditions, except that they were registered under the Securities Act of 1933.  Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

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

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under the 2004 credit facility. The merger credit facilities included a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  Vanguard borrowed $60.0 million of the available $150.0 million acquisition delayed draw term loan facility in order to fund a portion of the acquisition purchase price of the Massachusetts hospitals on December 31, 2004 and borrowed the remaining $90.0 million on February 18, 2005 to fund the working capital of the Massachusetts hospitals and to fund capital expenditures. Vanguard borrowed the final $175.0 million of delayed draw term loans in September  2005.  All of such term loans were scheduled to mature on September 23, 2011.

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing.

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

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of December 31, 2005. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Six months ended

	December 31, 2004 (combined basis)	December 31, 2005
Current:
Federal	$–	$0.9
State	–	0.4

Total current	–	1.3

Deferred:
Federal	(44.0)	6.2
State	(4.4)	0.8

	(48.4)	7.0
Change in valuation allowance	–	(0.6)

Total income tax expense (benefit)	$(48.4)	$7.7

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Six months ended

	December 31, 2004 (combined basis)		December 31, 2005

Income tax at federal statutory rate	(35.0%	)	35.0%
Income tax at state statutory rate	(3.4%	)	6.3%
Nondeductible expenses and other	6.9%		3.1%
Decrease in valuation allowance	0.0%		(3.0%	)

Effective income tax rate	(31.5%	)	41.4%

                Net non-current deferred tax assets of $49.7 million and $30.7 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2005, respectively.  Net current deferred tax assets of $3.1 million and $9.9 million of current deferred tax liabilities are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2005, respectively.

                As of December 31, 2005, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $198.0 million and $333.0 million, respectively, that expire from 2022 to 2025.  Certain of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Vanguard must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  Vanguard had a valuation allowance of $7.2 million at June 30, 2005 and $6.6 million at December 31, 2005 attributable to state net operating loss carryforwards.

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

                In November 2005, Vanguard and Holdings repurchased 22,471 of outstanding equity incentive units from two former executive officers for approximately $1.1 million.  The purchase price was based upon the lower of cost or fair market value (determined by an independent appraisal as of September 30, 2005) or the lower of cost or fair market value less a 25% discount, as set forth in the LLC Agreement.  All 22,471 of the repurchased units are being held in treasury.  Also, as part of this transaction, Vanguard was assigned 2,921 warrants to purchase 2,921 shares of its own common stock previously held by Holdings.

Stock Option Plans

                Upon the payment of merger consideration to the option holders, Vanguard’s 1998 Stock Option Plan, 2000 Stock Option Plan, Initial Option Plan and Carry Option Plan were terminated. After the merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). The 2004 Option Plan, as amended, allows for the issuance of up to 89,880 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of December 31, 2005, 69,596 options were outstanding under the 2004 Option Plan.

9.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In November 2005, the FASB issued FASB Staff Position No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 expands the scope of FASB Interpretation No. 45 (“FIN 45”) to include certain contracts, agreements or guarantees that contingently obligate an entity to make payments to another party.  FSP 45-3 specifically provides that physician income guarantees are subject to the provisions of FIN 45.  FSP 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006 on a prospective basis only. Vanguard is still assessing the impact of FSP 45-3 on its future results of operations and statements of position.

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

                The following tables provide condensed unaudited financial information by business segment for the three months ended December 31, 2004 and 2005, the six months ended December 31, 2004 (combined basis) and 2005, the predecessor period July 1, 2004 through September 22, 2004 and the period September 23, 2004 through December 31, 2004, respectively, including a reconciliation of Segment EBITDA to income or loss before income taxes (in millions).

	Three months ended December 31, 2004				Three months ended December 31, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$416.1	$–	$416.1	$–	$552.3	$–	$552.3
Premium revenues	83.7	–	–	83.7	89.4	–	–	89.4
Inter-segment revenues	–	11.9	(11.9)	–	–	9.3	(9.3)	–

Total revenues	83.7	428.0	(11.9)	499.8	89.4	561.6	(9.3)	641.7

Operating expenses - external	64.1	381.5	–	445.6	71.2	509.7	–	580.9
Operating expenses - inter-segment	11.9	–	(11.9)	–	9.3	–	(9.3)	–

Total operating expenses	76.0	381.5	(11.9)	445.6	80.5	509.7	(9.3)	580.9

Segment EBITDA(1)	7.7	46.5	–	54.2	8.9	51.9	–	60.8

Less:
Interest, net	0.2	24.8	–	25.0	(0.5)	28.7	–	28.2
Depreciation and amortization	0.5	20.3	–	20.8	1.1	23.4	–	24.5
Minority interests	–	(0.3)	–	(0.3)	–	0.9	–	0.9
Equity method income	–	(0.1)	–	(0.1)	–	(0.2)		(0.2)
Stock compensation	–	0.2	–	0.2	–	0.3	–	0.3
Debt extinguishment costs	–	–	–	–	–	0.1	–	0.1
Loss (gain) on sale of assets	–	0.2	–	0.2	–	(0.1)	–	(0.1)
Monitoring fees	–	1.3	–	1.3	–	1.3	–	1.3

Income (loss) before income taxes	$7.0	$0.1	$–	$7.1	$8.3	$(2.5)	$–	$5.8

	Combined Basis

	Six months ended December 31, 2004				Six months ended December 31, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$830.4	$–	$830.4	$–	$1,113.9	$–	$1,113.9
Premium revenues	163.1	–	–	163.1	175.5	–	–	175.5
Inter-segment revenues	–	19.0	(19.0)	–	–	19.3	(19.3)	–

Total revenues	163.1	849.4	(19.0)	993.5	175.5	1,133.2	(19.3)	1,289.4

Operating expenses - external	131.1	756.2	–	887.3	138.0	1,025.1	–	1,163.1
Operating expenses - inter-segment	19.0	–	(19.0)	–	19.3	–	(19.3)	–

Total operating expenses	150.1	756.2	(19.0)	887.3	157.3	1,025.1	(19.3)	1,163.1

Segment EBITDA(1)	13.0	93.2	–	106.2	18.2	108.1	–	126.3

Less:
Interest, net	0.5	36.4	–	36.9	(0.6)	55.2	–	54.6
Depreciation and amortization	1.1	38.8	–	39.9	2.2	46.8	–	49.0
Minority interests	–	(0.8)	–	(0.8)	–	1.6	–	1.6
Equity method income	–	(0.3)	–	(0.3)	–	(0.8)		(0.8)
Stock compensation	–	96.9	–	96.9	–	0.6	–	0.6
Debt extinguishment costs	–	62.2	–	62.2	–	0.1	–	0.1
Merger expenses	–	23.1	–	23.1	–	–	–	–
Loss on sale of assets	–	0.8	–	0.8	–	–	–	–
Monitoring fees	–	1.4	–	1.4	–	2.6	–	2.6

Income (loss) before income taxes	$11.4	$(165.3)	$–	$(153.9)	$16.6	$2.0	$–	$18.6

Capital expenditures	$0.9	$71.5		$72.4	$0.1	$113.6	$–	$113.7

Segment assets	$28.7	$2,204.4		$2,233.1	$161.9	$2,432.7	$–	$2,594.6

	Predecessor

	July 1, 2004 through September 22, 2004				September 23, 2004 through December 31, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$377.3	$–	$377.3	$–	$453.1	$–	$453.1
Premium revenues	72.3	–	–	72.3	90.8	–	–	90.8
Inter-segment revenues	–	6.4	(6.4)	–	–	12.6	(12.6)	–

Total revenues	72.3	383.7	(6.4)	449.6	90.8	465.7	(12.6)	543.9

Operating expenses - external	61.2	341.3	–	402.5	69.9	414.9	–	484.8
Operating expenses - inter-segment	6.4	–	(6.4)	–	12.6	–	(12.6)	–

Total operating expenses	67.6	341.3	(6.4)	402.5	82.5	414.9	(12.6)	484.8

Segment EBITDA(1)	4.7	42.4	–	47.1	8.3	50.8	–	59.1

Less:
Interest, net	0.2	9.6	–	9.8	0.3	26.8	–	27.1
Depreciation and amortization	0.6	16.8	–	17.4	0.5	22.0	–	22.5
Minority interests	–	(0.5)	–	(0.5)	–	(0.3)	–	(0.3)
Equity method income	–	(0.2)	–	(0.2)	–	(0.1)	–	(0.1)
Stock compensation	–	96.7	–	96.7	–	0.2	–	0.2
Debt extinguishment costs	–	62.2	–	62.2	–	–	–	–
Merger expenses	–	23.1	–	23.1	–	–	–	–
Loss on sale of assets	–	0.6	–	0.6	–	0.2	–	0.2
Monitoring fees	–	–	–	–	–	1.4	–	1.4

Income (loss) before income taxes	$3.9	$(165.9)	$–	$(162.0)	$7.5	$0.6	$–	$8.1

Capital expenditures	$0.7	$29.1		$29.8	$0.2	$42.4		$42.6

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

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway.  As of December 31, 2005, Vanguardestimates its remaining commitments to complete the expansion projects in San Antonio and Phoenix and its remaining obligations for other capital projects in process to be approximately $117.3 million.

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

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income before income taxes of $0.2 million and $1.1 million for the three months ended December 31, 2004 and 2005, respectively, and $2.5 million and $3.4 million for the six months ended December 31, 2004 (combined basis) and 2005, respectively.  Vanguard recorded $12.5 million and $20.5 million of charity care deductions during the three months ended December 31, 2004 and 2005, respectively, and $23.4 million and $37.5 million for the six months ended December 31, 2004 (combined basis) and 2005, respectively.

Governmental Regulation

                Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.   In accordance with its established compliance program policies, in September 2004 Vanguard made a voluntary disclosure to the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) and to the local U.S. Attorney’s Office regarding certain physician lease documentation discrepancies at one of its hospitals. Vanguard has not determined that a violation of any laws or regulations has occurred, nor has Vanguard determined that any restitution or other payment is legally due to the federal government in respect of this matter.  However, since the OIG is investigating this matter, Vanguard has entered into settlement negotiations with the OIG during fiscal 2006 due to the risks of litigation and its associated expenses.  Vanguard expects to complete settlement negotiations with the OIG in the near future to resolve this issue and has accrued a reasonable estimate of the settlement cost to it of this matter.  The estimated settlement accrual is considered part of the merger purchase price allocation and is reflected in goodwill on the accompanying condensed consolidated balance sheet as of December 31, 2005.  Vanguard does not expect the settlement of this matter to have a material impact on its future results of operations or cash flows. Except for this OIG investigation, Vanguard is not aware of any other material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

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

Professional and General Liability Risks

                As is typical in the healthcare industry, Vanguard is subject to potential claims and legal actions in the ordinary course of business including patient care.  Effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  Vanguard maintains excess coverage on a claims-made basis with third party insurers covering individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.  The captive insurance subsidiary funds claims costs from premium payments received from Vanguard.  Vanguard’s reserve for reported and unreported professional and general liability claims was $61.7 million as of December 31, 2005.  The market for professional liability excess insurance has improved during the past two years resulting in a stabilization of premiums.  However, Vanguard’s professional liability costs remain sensitive to market factors affecting premiums for excess coverage and the quantity and severity of professional liability claims.  Also, Vanguard is exposed to increased payments to malpractice claimants in the event physicians practicing at Vanguard’s hospitals are unable to obtain adequate malpractice insurance or in the event Vanguard employs more physicians.  As Vanguard’s period of ownership of its hospitals lengthens, management expects Vanguard’s professional liability claims payments to increase.

Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $18.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of December 31, 2005, Vanguard maintained this performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2006.  Vanguard arranged for $5.3 million in letters of credit to collateralize its $18.0 million in surety bonds with the third party insurers.

Variable Interest Entities

                Vanguard is a party to two contractual agreements whereby it may be required to make monthly payments to the developers and managers of two medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016.  Vanguard is currently assessing the impact of FIN 46R on this contract.  Should Vanguard be required to consolidate this variable interest entity (“VIE”) under FIN 46R, its cash flows, results of operations or compliance with debt covenants would not be materially affected.  Should the contract remain in place, Vanguard expects to pay approximately $1.1 million under this contract during the remainder of its term.  The second contract commenced in June 2004 for a period of 12 years.  Vanguard deemed this contract a VIE in which Vanguard is not the primary beneficiary.  The maximum annual amount Vanguard would pay under the contract assuming no changes to current occupancy levels would be approximately $0.6 million.  Vanguard does not expect to pay any material amounts under this contract during the remainder of its term.

12.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2005 and December 31, 2005 and for the three months ended December 31, 2004 and 2005, for the six months ended December 31, 2004 (combined basis) and 2005, the predecessor period July 1, 2004 through September 22, 2004 and the period September 23, 2004 through December 31, 2004, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ (5.9)	$ 84.3	$ –	$ 79.2
Accounts receivable, net	–	–	–	239.4	46.6	–	286.0
Inventories	–	–	–	37.7	5.8	–	43.5
Prepaid expenses and other current assets	3.1	–	–	17.1	53.1	(37.2)	36.1

Total current assets	3.9	–	–	288.3	189.8	(37.2)	444.8

Property, plant and equipment, net	–	–	–	979.7	93.1	–	1,072.8
Goodwill	4.6	–	–	732.6	75.9	–	813.1
Intangible assets, net	–	36.7	3.8	1.2	32.6	–	74.3
Investments in consolidated subsidiaries	408.8	–	–	–	22.6	(431.4)	–
Other assets	49.6	–	–	17.0	0.1	–	66.7

Total assets	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 128.9	$ 16.6	$ –	$ 145.5
Accrued expenses and other current liabilities	0.6	14.4	–	127.3	81.1	(9.4)	214.0
Current maturities of long-term debt	–	6.3	–	0.4	0.9	–	7.6

Total current liabilities	0.6	20.7	–	256.6	98.6	(9.4)	367.1

Other liabilities	0.8	–	–	28.5	89.1	(39.1)	79.3
Long-term debt, less current maturities	–	1,213.4	135.7	0.3	0.1	–	1,349.5
Intercompany	(210.3)	(1,124.7)	(120.8)	1,369.8	125.0	(39.0)	–
Stockholders’ equity	675.8	(72.7)	(11.1)	363.6	101.3	(381.1)	675.8

Total liabilities and stockholders’ equity	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ 68.9	$ 92.8	$ –	$ 162.5
Accounts receivable, net	–	–	–	242.1	39.9	–	282.0
Inventories	–	–	–	39.3	5.8	–	45.1
Prepaid expenses and other current assets	14.1	–	–	21.8	35.6	(19.9)	51.6

Total current assets	14.9	–	–	372.1	174.1	(19.9)	541.2

Property, plant and equipment, net	–	–	–	1,026.3	88.4	–	1,114.7
Goodwill	–	–	–	732.7	87.3	–	820.0
Intangible assets, net	–	35.4	3.7	2.0	30.2	–	71.3
Investments in consolidated subsidiaries	408.8	–	–	9.3	22.6	(431.4)	9.3
Other assets	30.7	–	–	7.3	0.1	–	38.1

Total assets	$ 454.4	$ 35.4	$ 3.7	$ 2,149.7	$ 402.7	$ (451.3)	$ 2,594.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 123.3	$ 17.2	$ –	$ 140.5
Accrued expenses and other current liabilities	1.6	13.6	–	102.6	54.2	(10.1)	161.9
Current maturities of long-term debt	–	8.0	–	(0.2)	0.8	–	8.6

Total current liabilities	1.6	21.6	–	225.7	72.2	(10.1)	311.0

Other liabilities	0.8	–	–	26.4	83.6	(17.7)	93.1
Long-term debt, less current maturities	–	1,360.7	143.3	0.2	–	–	1,504.2
Intercompany	(234.3)	(1,194.9)	(120.8)	1,467.6	35.4	47.0	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	686.3	(152.0)	(18.8)	429.8	211.5	(470.5)	686.3

Total liabilities and stockholders’ equity	$ 454.4	$ 35.4	$ 3.7	$ 2,149.7	$ 402.7	$ (451.3)	$ 2,594.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 365.0	$ 60.7	$ (9.6)	$ 416.1
Premium revenues	–	–	–	10.6	80.0	(6.9)	83.7

Total revenues	–	–	–	375.6	140.7	(16.5)	499.8

Salaries and benefits	–	–	–	168.5	31.9	–	200.4
Supplies	–	–	–	69.8	10.8	–	80.6
Medical claims expense	–	–	–	6.3	59.9	–	56.6
Purchased services	–	–	–	19.4	5.9	(9.6)	25.3
Provision for doubtful accounts	–	–	–	31.2	4.3	–	35.5
Other operating expenses	–	–	–	32.1	15.3	(6.9)	40.5
Rents and leases	–	–	–	5.3	1.6	–	6.9
Depreciation and amortization	–	–	–	18.4	2.4	–	20.8
Interest, net	–	22.3	3.5	(1.5)	0.7	–	25.0
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	1.1	–	–	1.1

Total costs and expenses	–	22.3	3.5	348.6	134.8	(16.5)	492.7

Income (loss) before income taxes	–	(22.3)	(3.5)	27.0	5.9	–	7.1
Income tax benefit	2.5	–	–	–	–	–	2.5
Equity in earnings of subsidiaries	7.1	–	–	–	–	(7.1)	–

Net income (loss)	$ 4.6	$ (22.3)	$ (3.5)	$ 27.0	$ 5.9	$ (7.1)	$ 4.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 499.1	$ 59.8	$ (6.6)	$ 552.3
Premium revenues	–	–	–	11.6	86.5	(8.7)	89.4

Total revenues	–	–	–	510.7	146.3	(15.3)	641.7

Salaries and benefits	0.3	–	–	243.9	32.3	–	276.5
Supplies	–	–	–	92.5	10.3	–	102.8
Medical claims expense	–	–	–	6.6	63.0	(6.6)	63.0
Purchased services	–	–	–	33.0	5.7	–	38.7
Provision for doubtful accounts	–	–	–	37.0	2.3	–	39.3
Other operating expenses	–	–	–	42.9	17.9	(8.7)	52.1
Rents and leases	–	–	–	6.9	1.8	–	8.7
Depreciation and amortization	–	–	–	20.5	4.0	–	24.5
Interest, net	–	26.9	3.9	(3.0)	0.4	–	28.2
Management fees	–	–	–	(1.6)	1.6	–	–
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	2.0	–	–	2.0

Total costs and expenses	0.4	26.9	3.9	480.7	139.3	(15.3)	635.9

Income (loss) before income taxes	(0.4)	(26.9)	(3.9)	30.0	7.0	–	5.8
Income tax expense (benefit)	2.2	–	–	–	1.2	(1.2)	2.2
Equity in earnings of subsidiaries	6.2	–	–	–	–	(6.2)	–

Net income (loss)	$ 3.6	$ (26.9)	$ (3.9)	$ 30.0	$ 5.8	$ (5.0)	$ 3.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2004

(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 725.2	$ 119.7	$ (14.5)	$ 830.4
Premium revenues	–	–	–	21.2	155.8	(13.9)	163.1

Total revenues	–	–	–	746.4	275.5	(28.4)	993.5

Salaries and benefits	–	–	–	429.8	63.2	–	493.0
Supplies	–	–	–	138.8	21.2	–	160.0
Medical claims expense	–	–	–	13.3	118.1	(14.5)	116.9
Purchased services	–	–	–	38.5	11.3	–	49.8
Provision for doubtful accounts	–	–	–	60.9	9.1	–	70.0
Other operating expenses	–	–	–	64.8	30.4	(13.9)	81.3
Rents and leases	–	–	–	9.9	3.3	–	13.2
Depreciation and amortization	–	–	–	35.3	4.6	–	39.9
Interest, net	–	24.1	3.8	7.1	1.9	–	36.9
Management fees	–	–	–	(4.0)	4.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	1.2	(0.1)	–	1.1

Total costs and expenses	67.2	24.1	3.8	813.7	267.0	(28.4)	1,147.4

Income (loss) before income taxes	(67.2)	(24.1)	(3.8)	(67.3)	8.5	–	(153.9)
Income tax expense (benefit)	(48.4)	–	–	–	–	–	(48.4)
Equity in earnings of subsidiaries	(86.7)	–	–	–	–	86.7	–

Net income (loss)	$ (105.5)	$ (24.1)	$ (3.8)	$ (67.3)	$ 8.5	$ 86.7	$ (105.5)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,007.1	$ 120.8	$ (14.0)	$ 1,113.9
Premium revenues	–	–	–	22.6	170.3	(17.4)	175.5

Total revenues	–	–	–	1,029.7	291.1	(31.4)	1,289.4

Salaries and benefits	0.6	–	–	481.7	63.8	–	546.1
Supplies	–	–	–	187.6	19.8	–	207.4
Medical claims expense	–	–	–	13.3	123.1	(14.0)	122.4
Purchased services	–	–	–	62.5	11.8	–	74.3
Provision for doubtful accounts	–	–	–	82.0	7.4	–	89.4
Other operating expenses	0.1	–	–	88.9	35.5	(17.4)	107.1
Rents and leases	–	–	–	13.3	3.7	–	17.0
Depreciation and amortization	–	–	–	41.0	8.0	–	49.0
Interest, net	–	53.1	7.7	(7.3)	1.1	–	54.6
Management fees	–	–	–	(3.2)	3.2	–	–
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Other	–	–	–	3.4	–	–	3.4

Total costs and expenses	0.8	53.1	7.7	963.2	277.4	(31.4)	1,270.8

Income (loss) before income taxes	(0.8)	(53.1)	(7.7)	66.5	13.7	–	18.6
Income tax expense (benefit)	7.7	–	–	–	0.3	(0.3)	7.7
Equity in earnings of subsidiaries	19.4	–	–	–	–	(19.4)	–

Net income (loss)	$ 10.9	$ (53.1)	$ (7.7)	$ 66.5	$ 13.4	$ (19.1)	$ 10.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 323.6	$ 53.7	$ –	$ 377.3
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	333.3	122.7	(6.4)	449.6

Salaries and benefits	–	–	–	246.8	28.6	–	275.4
Supplies	–	–	–	62.8	9.5	–	72.3
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	17.2	4.9	–	22.1
Provision for doubtful accounts	–	–	–	27.1	4.4	–	31.5
Other operating expenses	–	–	–	29.9	13.7	(6.4)	37.2
Rents and leases	–	–	–	4.2	1.5	–	5.7
Depreciation and amortization	–	–	–	15.4	2.0	–	17.4
Interest, net	–	–	–	8.6	1.2	–	9.8
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	430.0	120.8	(6.4)	611.6

Income (loss) before income taxes	(67.2)	–	–	(96.7)	1.9	–	(162.0)
Income tax benefit	(51.3)	–	–	–	–	–	(51.3)
Equity in earnings of subsidiaries	(94.8)	–	–	–	–	94.8	–

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Period September 23, 2004 through December 31, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 401.6	$ 66.0	$ (14.5)	$ 453.1
Premium revenues	–	–	–	11.5	86.8	(7.5)	90.8

Total revenues	–	–	–	413.1	152.8	(22.0)	543.9

Salaries and benefits	–	–	–	183.0	34.6	–	217.6
Supplies	–	–	–	76.0	11.7	–	87.7
Medical claims expense	–	–	–	11.4	65.0	(14.5)	61.9
Purchased services	–	–	–	21.3	6.4	–	27.7
Provision for doubtful accounts	–	–	–	33.8	4.7	–	38.5
Other operating expenses	–	–	–	34.9	16.7	(7.5)	44.1
Rents and leases	–	–	–	5.7	1.8	–	7.5
Depreciation and amortization	–	–	–	19.9	2.6	–	22.5
Interest, net	–	24.1	3.8	(1.5)	0.7	–	27.1
Management fees	–	–	–	(2.0)	2.0	–	–
Stock compensation	–	–	–	–	–	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	1.2	–	–	1.2

Total costs and expenses	–	24.1	3.8	383.7	146.2	(22.0)	535.8

Income (loss) before income taxes	–	(24.1)	(3.8)	29.4	6.6	–	8.1
Income tax expense	2.9	–	–	–	–	–	2.9
Equity in earnings of subsidiaries	8.1	–	–	–	–	(8.1)	–

Net income (loss)	$ 5.2	$ (24.1)	$ (3.8)	$ 29.4	$ 6.6	$ (8.1)	$ 5.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2004
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (105.5)	$ (24.1)	$ (3.8)	$ (67.3)	$ 8.5	$ 86.7	$ (105.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	35.3	4.6	—	39.9
Provision for doubtful accounts	—	—	—	60.9	9.1	—	70.0
Deferred income taxes	(48.4)	—	—	—	—	—	(48.4)
Amortization of loan costs	—	0.9	—	0.5	—	—	1.4
Accretion of principal on senior discount notes	—	—	3.8	—	—	—	3.8
(Gain) loss on sale of assets	—	—	—	0.8	—	—	0.8
Stock compensation	—	—	—	96.9	—	—	96.9
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	86.7	—	—	—	—	(86.7)	—
Accounts receivable	—	—	—	(71.7)	(11.9)	—	(83.6)
Inventories	—	—	—	(1.2)	(0.1)	—	(1.3)
Prepaid expenses and other current assets	6.1	—	—	(19.6)	18.0	—	4.5
Accounts payable	—	—	—	20.6	(0.5)	—	20.1
Accrued expenses and other liabilities	(4.7)	23.2	—	(21.7)	13.6	—	10.4
Net cash provided by operating activities	1.4	—	—	51.6	41.3	—	94.3
Investing activities:						—
Acquisitions	(50.8)	—	—	(87.4)	—	—	(138.2)
Capital expenditures	—	—	—	(64.7)	(7.7)	—	(72.4)
Purchases of short-term investments	—	—	—	(40.0)	—	—	(40.0)
Sales of short-term investments	—	—	—	70.0	—	—	70.0
Proceeds from asset dispositions	—	—	—	0.7	—	—	0.7
Other	—	—	—	0.2	(21.3)	21.0	(0.1)
Net cash provided by (used in) investing activities	(50.8)	—	—	(121.2)	(29.0)	21.0	(180.0)
Financing activities:
Proceeds from long-term debt	1,234.7	—	—	—	—	—	1,234.7
Payments of long-term debt and capital leases	(684.3)	—	—	(1.2)	(0.4)	—	(685.9)
Payments of loan costs and debt termination fees	(42.7)	—	—	—	—	—	(42.7)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from common stock issuances	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	12.4	—	—	56.0	(47.4)	(21.0)	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	50.2	—	—	62.8	(47.8)	(21.0)	44.2
Net increase (decrease) in cash and cash equivalents	0.8	—	—	(6.8)	(35.5)	—	(41.5)
Cash and cash equivalents, beginning of period	—	—	—	(24.8)	74.9	—	50.1
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (31.6)	$ 39.4	$ —	$ 8.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 10.9	$ (53.1)	$ (7.7)	$ 66.5	$ 13.4	$ (19.1)	$ 10.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	41.0	8.0	—	49.0
Provision for doubtful accounts	—	—	—	82.0	7.4	—	89.4
Deferred income taxes	6.4	—	—	—	—	—	6.4
Amortization of loan costs	—	1.9	0.1	—	—	—	2.0
Accretion of principal on senior discount notes	—	—	7.6	—	—	—	7.6
(Gain) loss on sale of assets	—	—	—	—	—	—	—
Stock compensation	0.6	—	—	—	—	—	0.6
Debt extinguishment costs	0.1	—	—	—	—	—	(1.1)
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(19.4)	—	—	—	—	19.4	—
Accounts receivable	—	—	—	(85.3)	(0.6)	—	(85.9)
Inventories	—	—	—	(1.6)	(0.1)	—	(1.7)
Prepaid expenses and other current assets	(4.2)	—	—	(16.7)	17.5	—	(3.4)
Accounts payable	—	—	—	(3.0)	0.6	—	(2.4)
Accrued expenses and other liabilities	0.2	(0.8)	—	4.2	(30.5)	(0.3)	(27.2)
Net cash provided by (used in) operating activities	(5.4)	(52.0)	—	87.1	15.7	—	45.4
Investing activities:						—
Acquisitions	—	—	—	(0.4)	—	—	(0.4)
Capital expenditures	—	—	—	(110.4)	(3.3)	—	(113.7)
Purchase of short-term investments	—	—	—	—	(68.4)	—	(68.4)
Sales of short-term investments	—	—	—	—	68.4	—	68.4
Other	(0.2)	—	—	(16.7)	—	22.6	5.7
Net cash used in investing activities	(0.2)	—	—	(127.5)	(3.3)	22.6	(108.4)
Financing activities:
Proceeds from long-term debt	—	175.0	—	—	—	—	175.0
Payments of long-term debt and capital leases	—	(26.1)	—	(0.7)	(0.2)	—	(27.0)
Payments of loan costs and debt termination fees	—	—	—	(0.6)	—	—	(0.6)
Repurchase of equity incentive units	(1.1)	—	—	—	—	—	(1.1)
Cash provided by (used in) intercompany activity	6.7	(96.9)	—	116.5	(3.7)	(22.6)	—
Net cash provided by (used in) financing activities	5.6	52.0	—	115.2	(3.9)	(22.6)	146.3
Net increase in cash and cash equivalents	—	—	—	74.8	8.5	—	83.3
Cash and cash equivalents, beginning of period	0.8	—	—	(5.9)	84.3	—	79.2
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ 68.9	$ 92.8	$ —	$ 162.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (110.7)	$ —	$ —	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	15.4	2.0	—	17.4
Provision for doubtful accounts	—	—	—	27.1	4.4	—	31.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	—	—	0.5	—	—	0.5
Accretion of principal on senior discount notes	—	—	—	—	—	—	—
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	94.8	—	—	—	—	(94.8)	—
Accounts receivable	—	—	—	(37.2)	(4.9)	—	(42.1)
Inventories	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(14.7)	10.8	—	2.4
Accounts payable	—	—	—	41.9	(0.5)	—	41.4
Accrued expenses and other liabilities	(1.1)	—	—	(1.8)	9.9	—	7.0
Net cash provided by operating activities	5.6	—	—	49.9	23.3	—	78.8
Investing activities:
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(26.8)	(3.0)	—	(29.8)
Sales of short-term investments	—	—	—	30.0	—	—	30.0
Proceeds from asset sales	—	—	—	0.5	—	—	0.5
Other	—	—	—	0.4	(0.3)	—	0.1
Net cash provided by (used in) investing activities	(50.8)	—	—	4.1	(3.3)	—	(50.0)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.4)	(0.3)	—	(683.9)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	64.8	—	—	(51.1)	(13.7)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.5	—	—	(51.5)	(14.0)	—	(20.0)
Net increase in cash and cash equivalents	0.3	—	—	2.5	6.0	—	8.8
Cash and cash equivalents, beginning of period	—	—	—	(24.8)	74.9	—	50.1
Cash and cash equivalents, end of period	$ 0.3	$ —	$ —	$ (22.3)	$ 80.9	$ —	$ 58.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period September 23, 2004 through December 31, 2004
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 5.2	$ (24.1)	$ (3.8)	$ 29.4	$ 6.6	$ (8.1)	$ 5.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	19.9	2.6	—	22.5
Provision for doubtful accounts	—	—	—	33.8	4.7	—	38.5
Deferred income taxes	2.5	—	—	—	—	—	2.5
Amortization of loan costs	—	0.9	—	—	—	—	0.9
Accretion of principal on senior discount notes	—	—	3.8	—	—	—	3.8
Loss on sale of assets	—	—	—	0.2	—	—	0.2
Stock compensation	—	—	—	0.2	—	—	0.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(8.1)	—	—	—	—	8.1	—
Accounts receivable	—	—	—	(34.5)	(7.0)	—	(41.5)
Inventories	—	—	—	(1.2)	0.2	—	(1.0)
Prepaid expenses and other current assets	(0.2)	—	—	(4.9)	7.2	—	2.1
Accounts payable	—	—	—	(21.3)	—	—	(21.3)
Accrued expenses and other liabilities	(3.6)	23.2	—	(19.9)	3.7	—	3.4
Net cash provided by (used in) operating activities	(4.2)	—	—	1.7	18.0	—	15.5
Investing activities:
Acquisitions, including working capital settlements	—	—	—	(87.4)	—	—	(87.4)
Capital expenditures	—	—	—	(37.9)	(4.7)	—	(42.6)
Purchases of short-term investments	—	—	—	(40.0)	—	—	(40.0)
Sales of short-term investments	—	—	—	40.0	—	—	40.0
Proceeds from asset dispositions	—	—	—	0.2	—	—	0.2
Other	—	—	—	(0.2)	(21.0)	21.0	(0.2)
Net cash used in investing activities	—	—	—	(125.3)	(25.7)	21.0	(130.0)
Financing activities:
Proceeds from long-term debt	60.0	—	—	—	—	—	60.0
Payments of long-term debt and capital leases	(1.1)	—	—	(0.8)	(0.1)	—	(2.0)
Payments of loan costs and debt termination fees	(1.8)	—	—	—	—	—	(1.8)
Cash provided by (used in) intercompany activity	(52.4)	—	—	107.1	(33.7)	(21.0)	—
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Net cash provided by (used in) financing activities	4.7	—	—	114.3	(33.8)	(21.0)	64.2
Net increase (decrease) in cash and cash equivalents	0.5	—	—	(9.3)	(41.5)	—	(50.3)
Cash and cash equivalents, beginning of period	0.3	—	—	5.7	52.9	—	58.9
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (3.6)	$ 11.4	$ —	$ 8.6

13.          SUBSEQUENT EVENT

                On January 19, 2006, certain subsidiaries of Vanguard executed a contract to sell its medical office buildings in California to an independent third party. Vanguard expects to sell the property, plant and equipment, which had a carrying value of approximately $14.7 million (excluding allocated goodwill) as of December 31, 2005, for a purchase price of $30.3 million (approximately $29.0 million net of sales commissions). Vanguard is unable to determine the expected gain on sale of the assets at this time. The medical office building operations are included in Vanguard’s acute care services operating segment for financial reporting purposes. Vanguard expects the sale to be completed during its third fiscal quarter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the merger (as discussed below).  We have presented the information for the six months ended December 31, 2004 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of operating results to the current year period and have discussed the merger-related items recorded during the six months ended December 31, 2004. You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included within this report.

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

Merger Transaction

                On September 23, 2004, certain affiliates of The Blackstone Group (collectively “Blackstone”) purchased approximately 66% of our equity interests (the “merger”). Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) purchased the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the merger, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes (we repaid the remaining $1.0 million in October 2005), our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the merger by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under new senior secured credit facilities (the “merger credit facilities”) and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of senior management also purchased $5.7 million of the equity incentive units in VHS Holdings LLC.  The merger credit facilities included a $250.0 million revolving credit facility, of which $38.8 million of capacity was utilized for letters of credit as of December 31, 2005.  The merger credit facilities also included $325.0 million in delayed draw term loan facilities. We borrowed $60.0 million under the delayed draw term loan facilities to finance the acquisition of three acute-care hospitals and related healthcare businesses in Massachusetts from subsidiaries of Tenet Healthcare Corporation on December 31, 2004, and we borrowed $90.0 million on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We borrowed the remaining $175.0 million under the delayed draw term loan facilities during September 2005.

Executive Overview

                As of December 31, 2005, we owned and operated 19 hospitals with a total of 4,517 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts.  We also owned two health plans: a Medicaid managed health plan, Phoenix Health Plan (“PHP”), which served approximately 99,500 members in Arizona; and MacNeal Health Providers (“MHP”), which has responsibility, under capitated contracts covering certain physician and outpatient services, for approximately 45,900 member lives in metropolitan Chicago, Illinois, as of December 31, 2005.  Our objective is to provide high-quality, cost-effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate.  We focus our business development efforts and operations on hospital and other related healthcare facilities where we see an opportunity to improve operating performance and profitability and increase market share.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

                We have implemented multiple operating strategies to achieve our objective of providing high-quality, cost-effective healthcare services in the communities we serve.  These strategies include quality control, expansion of services, partnering with physicians and healthcare professionals and identifying growing geographic areas that provide opportunities for acquisitions or expansions.  If we achieve these strategies, we expect to realize the patient volume and revenue growth that is key to our operating performance.  We must also identify and manage the risks associated with our growth strategies including acquisition risks, payer reimbursement risks, case and resource management risks and competition.  Recent trends that management will continue to monitor and address include fluctuations in bad debts due to payer mix changes and difficulties in collecting self-pay accounts receivable, expanded charity care and self-pay discount programs, potential Medicaid funding cuts, volatile professional liability risks and related costs, nurse staffing regulations and resource constraints and increased cost of compliance in the healthcare industry.  The following paragraphs more fully describe the strategies, risks and trends mentioned above.

Operating Strategies and Related Risks

                We believe the following operating initiatives, among others, will improve our operating results.

•

Implementing programs and procedures to improve the quality of healthcare services provided to our patients.  We have implemented or are in the process of implementing multiple initiatives to improve quality of care including: 1) Facilitating a working environment from the top down that prioritizes quality of care; 2) Refining and updating our training programs for chief nursing officers, quality directors, physicians and other clinical staff on a continual basis; 3) Sharing information among our hospitals to implement best practices and 4) Employing chief medical officers at the regional level to review and improve clinical protocols. We have implemented clinical information systems in our hospitals that allow us to monitor compliance with clinical protocols and standards including those necessary to meet or exceed accreditation and regulatory requirements.  We also utilize patient care evaluations and satisfaction surveys from patients, physicians and employees to measure the results of our quality of care objectives.  We believe that the core of our success is the quality of care we provide, and that each of our strategic goals and objectives is an extension of this core principle.

•

Expanding the spectrum of healthcare services provided by our facilities.  Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused healthcare networks provides us greater flexibility in implementing broader service offerings in an efficient manner.  As we expand our service offerings and grow patient volumes, we seek to recruit and retain physicians and nurses and to invest resources in capital projects including upgrading our existing facility framework and expanding facilities.  Expanding facilities may include constructing new facilities or increasing capacities at existing facilities.  For example, during 2003, we built West Valley Hospital in underserved western metropolitan Phoenix.  Also, construction has begun or is in the planning stages that will increase capacities at seven of our hospitals in San Antonio and metropolitan Phoenix.  We have spent approximately $171.9 million related to six of these expansion projects through December 31, 2005 and expect to spend approximately an additional $162.8 million through fiscal 2008 for these six projects.

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

•

Identifying geographic markets that provide a strategic fit with our goals and objectives and leveraging population growth in existing markets.  We expect to continue pursuing acquisition activities in existing or new markets where we can obtain significant market share and capture additional business from the aging U.S. population.  According to the U.S. Census Bureau, there were approximately 35 million Americans aged 65 or older in the United States in 2000, comprising approximately 12.4% of the total U.S. population.  The number of these elderly persons is expected to climb to 40 million, or 13.0% of the total population, by the year 2010 and to climb to over 54 million or 16.3% of the total population by the year 2020.  We believe our initiatives will position us to capitalize on this demographic trend.  Obtaining significant market share in key geographic markets and improving market share in existing markets provide opportunities to expand services to those communities, to provide flexibility in negotiations with managed care and other third party payers and to strengthen recruiting initiatives.

                Although we expect the above initiatives to increase our patient volumes, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  During the six months ended December 31, 2004 and 2005, managed care (including Medicare and Medicaid managed care plans and commercial plans), Medicare and Medicaid payers accounted for 45.2%, 30.6% and 6.7% and 48.5%, 29.2% and 7.1%, respectively, of patient service revenues.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the healthcare services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues.  However, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to improve reimbursement and maintain patient volumes.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare diagnosis related group payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.   During the six months ended December 31, 2004 and 2005, 65.1% and 67.0%, respectively, of total surgeries performed in our facilities were performed on an outpatient basis.  Outpatient revenues as a percentage of total gross patient revenues were 36.4% and 41.0% during the six months ended December 31, 2004 and 2005, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which we expect to increase demand for inpatient services.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

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

Impact of Acquisitions

                Acquiring acute care hospitals in urban and suburban areas that fit our strategic objectives is a key part of our business strategy.  Since we have grown most years through acquisitions, it is difficult to make meaningful comparisons between our financial statements for the fiscal periods presented.  In addition, since we own a relatively small number of hospitals, even a single hospital acquisition can have a material effect on our overall operating performance.  When we acquire a hospital, we generally implement a number of measures to lower costs, and we often make significant investments in the facility to expand services, strengthen the medical staff and improve our overall market position.  The effects of these initiatives are not generally realized immediately.  Therefore, the financial performance of a newly acquired hospital may adversely affect our overall performance in the short term.

                On December 31, 2004, certain of our subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  We paid $87.7 million, including the base purchase price of $103.5 million for the property, plant and equipment and investments of the Massachusetts hospitals less $15.8 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  We funded the purchase price by borrowing $60.0 million of the $150.0 million acquisition delayed draw term facility under the merger credit facilities and by using $27.7 million of cash on hand.  We invested an additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, we borrowed the remaining $90.0 million available to us under the acquisition delayed draw term loan facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital expenditures at the Massachusetts hospitals and our other hospitals.  Operating results for the Massachusetts hospitals are included in our condensed consolidated statements of operations for the three months and six months ended December 31, 2005.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the six months ended December 31, 2005, we experienced an 18.1% increase in discharges and a 28.3% increase in hospital adjusted discharges compared to the prior year period primarily due to the acquisition of the Massachusetts hospitals.  On a same hospital basis, period over period discharges decreased by 2.8% while hospital adjusted discharges increased by 0.2%.  The following table provides details of discharges by payer for the quarter and six months ended December 31, 2005 compared to the prior year periods.

	Quarter ended December 31,				Six months ended December 31,

	2004		2005		2004		2005

Medicare	11,677	30.3%	13,612	30.5%	22,958	30.0%	26,837	29.7%
Medicaid	4,918	12.8%	5,712	12.8%	9,745	12.7%	12,023	13.3%
Managed care	20,310	52.7%	23,190	51.9%	40,535	53.0%	46,897	51.9%
Self pay	1,148	3.0%	1,504	3.4%	2,381	3.1%	3,133	3.5%
Other	468	1.2%	669	1.5%	888	1.2%	1,433	1.6%

Total	38,521	100.0%	44,687	100.0%	76,507	100.0%	90,323	100.0%

                We attribute the decrease in same hospital discharges to a general reduction in demand for inpatient healthcare services during the current year period. We have been successful in capturing outpatient volumes as a result of our emergency room expansion and design improvements and our physician initiatives. We expect our inpatient volumes to improve in future quarters as a result of expanded service offerings including complementary subacute services, new contracts negotiated with certain managed care providers and our market-driven management strategies.  We also expect that as we complete our significant expansion projects volumes will improve at facilities where growth is currently restrained by physical plant limitations and patient throughput inefficiencies.  However, the success of each of our growth initiatives is dependant upon maintaining the community’s confidence in our services and staying ahead of our competition in the markets we serve.

                The majority of our revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Patient revenues per adjusted hospital discharge increased 4.6% from $6,883 during the six months ended December 31, 2004 to $7,200 during the six months ended December 31, 2005.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.  Our Medicare net revenues increased during the current year period partly due to the fiscal 2006 Medicare market basket update of 3.7% for diagnosis related group payments.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts.  On a same hospital basis, patient revenues per adjusted hospital discharge increased by 5.5% to $7,264 during the current year period from $6,883 during the prior year period.  We cannot be sure that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                Medicare outlier payments are additional funds provided to hospitals for the treatment of Medicare patients who require more costly treatment than the typical patient.  Congress has mandated that CMS limit Medicare outlier payments to between five and six percent of total diagnosis related group payments.  To achieve this mandate, in recent years CMS has periodically increased the cost threshold used to determine eligibility for and allocation of available Medicare outlier payments.  In December 2002, CMS began analyzing data to identify hospitals with high outlier payments for further audit or review and ultimately revised the rules for determining outlier payments.  Based upon data from our most recently filed Medicare cost reports, our ratio of Medicare outlier payments to Medicare DRG payments is 1.7%.  Thus, we do not believe that we have a high level of outlier payments.  We also do not believe that our current level of outlier payments will be materially affected by the recent outlier regulations issued by CMS.

                We recognize premium revenues from PHP and MHP. Premium revenues increased by $12.4 million or 7.6% during the six months ended December 31, 2005 compared to the prior year period.  This increase resulted from a 1.3% period over period increase in the average number of enrollees at PHP and increases in payment rates including reinsurance and supplemental rates.  PHP added a program on January 1, 2006 to provide healthcare services for Medicare recipients and for those individuals eligible for Medicare who also receive full Medicaid benefits.  We do not anticipate a significant increase in premium revenues or membership for our health plan reporting segment during the current fiscal year but could realize significant increases during future fiscal years.  Our contract with AHCCCS was renewed during fiscal 2004 for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  Should our contract with AHCCCS terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay receivables.  The following table provides a summary of our accounts receivable by age since discharge date for both insured and uninsured payers as of each respective period presented (in millions).

December 31, 2004	0-90 days	91-180 days	Over 180 days	Total(2)	% of Total
Insured	$295.2	$32.4	$18.3	$345.9	79.0%
Self-Pay(1)	41.4	40.8	9.6	91.8	21.0%

Total	$336.6	$73.2	$27.9	$437.7	100.0%

June 30, 2005	0-90 days(3)	91-180 days(3)	Over 180 days	Total(2)	% of Total
Insured	$360.9	$44.8	$21.5	$427.2	79.6%
Self-Pay(1)	53.8	45.4	10.0	109.2	20.4%

Total	$414.7	$90.2	$31.5	$536.4	100.0%

December 31, 2005(3)	0-90 days	91-180 days	Over 180 days	Total(2)	% of Total
Insured	$343.9	$37.2	$21.9	$403.0	76.4%
Self-Pay(1)	57.4	52.8	14.3	124.5	23.6%

Total	$401.3	$90.0	$36.2	$527.5	100.0%

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

                Our combined allowance for bad debts and allowance for charity care represented 83.8%, 90.5% and 91.1% of self-pay accounts receivable as of December 31, 2004, June 30, 2005 and December 31, 2005, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections increased by 6.9% on a same hospital basis during the six months ended December 31, 2005 compared to the prior year period.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines.  During the quarters ended December 31, 2004 and 2005, we deducted $12.5 million and $20.5 million of charity care from gross charges, respectively.  During the six months ended December 31, 2004 and 2005, we deducted $23.4 million and $37.5 million of charity care from gross revenues, respectively.

                Medicaid Funding Cuts

                Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts.  These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions.  Additionally, the U.S. Congress recently passed legislation to reduce future spending for federal Medicaid matching funds provided to states.  We are unable to assess the financial impact of enacted or proposed state or federal funding cuts at this time.

                Volatility of Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of professional and general liability insurance is sensitive to the volume and severity of cases reported.  Increased malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  Some states, including Texas and Illinois in which we operate hospitals, have recently passed tort reform legislation placing limits on non-economic damages or are considering such type of legislation.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

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

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program.  The SHP trains approximately 350 students each year, of whom we expect approximately 70%-80% to choose permanent employment with us.  SHP enrollment increased by 14.4% during the spring 2006 semester.  Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students.  SHP enrollment includes 57 students in our metropolitan Phoenix market that are trained using state of the art distance learning technology maximizing utilization of SHP instructors.  Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time.  Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be adversely impacted.

                Effective January 1, 2004, minimum nurse to patient ratios for various hospital departments went into effect in the state of California.  These requirements apply at all times, including scheduled break and meal periods, and place an additional burden on our already challenging California nurse staffing strategies.  Even more stringent ratios for medical/surgical units took effect in California in 2005.  We estimate that our additional staffing costs from existing regulations approximate $5.1 million on an annual basis in California.  If similar regulations were adopted in other states in which we operate, our future operating results and cash flows could be materially adversely affected.

                Increased Cost of Compliance in a Heavily Regulated Industry

                We conduct business in a heavily regulated industry.  Accordingly, we maintain a comprehensive, company-wide compliance program to address healthcare regulatory and other compliance requirements since if a determination were ever made that we were in material violation of any of the federal or state statutes regulating our healthcare operations, our operations and financial results could be materially adversely affected.  This compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees, annual fraud and abuse audits and annual coding audits.  The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee.  Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program.  We have recently established six regional compliance officers in our markets and staffed the new positions with compliance professionals 100% dedicated to compliance duties.  The financial resources necessary for program oversight, enforcement and periodic improvements to our program continue to grow, especially when we add new features to our program or engage external resources to assist with these highly complex matters.

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

                During the six months ended December 31, 2004 and 2005, medical claims expense was approximately $116.9 million and $122.4 million, respectively, primarily representing medical claims of PHP enrollees.  Medical claims expense as a percentage of premium revenues decreased to 69.7% during the six months ended December 31, 2005 compared to 71.7% during the prior year period.  During the current year period, we recorded a $4.4 million reduction to the medical claims reserve at PHP based upon newly updated historical claims payment information.  We estimate our reserve for medical claims incurred but not reported using internal models that consider historical claims experience, number of enrollees and type of service provided.  During the current year period, we began utilizing an independent third party actuary to supplement our internal analysis.  Additionally, we reserve for expected future payments related to members who qualify for special coverage under AHCCCS guidelines.  These reserve estimates are especially sensitive to recurring adjustments due to the additional burden of separately tracking the members provided this coverage and the unique calculations required by these guidelines.  The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $51.2 million and $31.3 million as of June 30, 2005 and December 31, 2005, respectively.  The significant decrease in the reserve balance was due to the reserve adjustment previously discussed and an acceleration of claims payments during the current year period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the demand for and costs of healthcare services.

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Quarter ended December 31,		(Unaudited) Six months ended December 31,

Actual:	2004	2005	2004	2005

Number of hospitals at end of period (a)	19	19	19	19
Number of licensed beds at end of period (a)	4,518	4,517	4,518	4,517
Discharges (b)	38,521	44,687	76,507	90,323
Adjusted discharges - hospitals (c)	56,852	70,853	113,420	145,475
Net revenue per adjusted discharge - hospitals (d)	$6,918	$7,322	$6,883	$7,200
Patient days (e)	160,914	196,322	316,786	393,161
Adjusted patient days - hospitals (f)	237,489	311,278	469,627	633,230
Average length of stay (days) (g)	4.18	4.39	4.14	4.35
Outpatient surgeries (h)	15,803	19,623	31,792	40,398
Emergency room visits (i)	129,498	161,507	259,041	324,603
Occupancy rate (j)	43.6%	47.1%	44.5%	47.0
Average daily census (k)	1,749.0	2,134.0	1,722.0	2,137.0
Member lives (l)	146,500	145,400	146,500	145,400
PHP average member lives (m)	100,200	99,400	98,100	99,400
Medical claims percentage (n)	67.6%	70.5%	71.7%	69.7%

	(Unaudited) Quarter ended December 31,		(Unaudited) Six months ended December 31,

Same hospital:	2004	2005	2004	2005

Number of hospitals at end of period	16	16	16	16
Total revenues (in millions) (o)	$499.8	$520.9	$993.5	$1,052.2
Discharges (p)	38,521	36,761	76,507	74,358
Adjusted discharges - hospitals (q)	56,852	55,288	113,420	113,622
Net revenue per adjusted discharge - hospitals (r)	$6,918	$7,344	$6,883	$7,264
Average length of stay (days) (s)	4.18	4.34	4.14	4.29
Outpatient surgeries (t)	15,803	14,859	31,792	30,835
Emergency room visits (u)	129,498	134,559	259,041	268,337

____________________
(a)

The Massachusetts hospitals are included in our number of hospitals and number of licensed beds as of December 31, 2004, but none of the other statistics reported on this table for the quarter or six months ended December 31, 2004 reflect any operations for these hospitals.

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

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(k)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(l)	Member lives represent the total number of enrollees in our Arizona prepaid managed health plan and our Chicago managed care organization as of the end of the respective periods.

(m)	PHP average member lives represents the average number of enrollees in PHP during the each of the respective periods presented.

(n)	Medical claims percentage is calculated by dividing medical claims expense by premium revenues.

(o)	Same hospital total revenues represent revenues from entities owned (including health plans) for the entire three-month and six-month periods of both years presented.

(p)	Same hospital discharges represent discharges for hospitals owned for the entire three-month and six-month periods of both years presented.

(q)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of hospital gross inpatient and outpatient revenues and then dividing the result by hospital gross inpatient revenues for those hospitals owned for the entire three-month and six-month periods of both years presented.

(r)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire three-month and six-month periods of both years presented.   This statistic measures the average net payment expected to be received for a patient’s stay in those hospitals.

(s)	Same hospital average length of stay represents average length of stay for hospitals owned for the entire three-month and six-month periods of both years presented.

(t)

Same hospital outpatient surgeries represent the number of surgeries performed on an outpatient basis (overnight stays not necessary) at hospitals or ambulatory surgery centers owned for the entire three-month and six-month periods of both years presented.

(u)

Same hospital emergency room visits represent the number of patient visits to receive treatment at the emergency departments of hospitals owned for the entire three-month and six-month periods of both years presented regardless of whether an overnight stay is subsequently required.

Results of Operations

                The following tables present summaries of our operating results for the quarters and six months ended December 31, 2004 and 2005.

	(Unaudited) Quarter ended December 31,

		2004		2005

	Amount		%	Amount	%

	(In millions)

Patient service revenues	$416.1		83.3%	$552.3	86.1%
Premium revenues	83.7		16.7%	89.4	13.9%

Total revenues	499.8		100.0%	641.7	100.0%

Salaries and benefits (includes stock compensation of $0.2 and $0.3, respectively)	200.4		40.1%	276.5	43.1%
Supplies	80.6		16.1%	102.8	16.0%
Medical claims expense	56.6		11.3%	63.0	9.8%
Provision for doubtful accounts	35.5		7.1%	39.3	6.1%
Other operating expenses	72.7		14.5%	99.5	15.5%
Depreciation and amortization	20.8		4.2%	24.5	3.8%
Interest, net	25.0		5.0%	28.2	4.4%
Debt extinguishment costs	–		0.0%	0.1	0.1%
Minority interests and other expenses	1.1		0.2%	2.0	0.3%

Income before income taxes	7.1		1.4%	5.8	0.9%
Provision for income taxes	2.5		0.5%	2.2	0.3%

Net income	$4.6		0.9%	$3.6	0.6%

	(Unaudited) Six months ended December 31,

	2004		2005

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$830.4	83.6%	$1,113.9	86.4%
Premium revenues	163.1	16.4%	175.5	13.6%

Total revenues	993.5	100.0%	1,289.4	100.0%

Salaries and benefits (includes stock compensation of $96.9 and $0.6, respectively)	493.0	49.6%	546.1	42.4%
Supplies	160.0	16.1%	207.4	16.1%
Medical claims expense	116.9	11.8%	122.4	9.5%
Provision for doubtful accounts	70.0	7.1%	89.4	6.9%
Other operating expenses	144.3	14.5%	198.4	15.4%
Depreciation and amortization	39.9	4.0%	49.0	3.8%
Interest, net	36.9	3.7%	54.6	4.2%
Debt extinguishment costs	62.2	6.3%	0.1	0.1%
Merger expenses	23.1	2.3%	–	0.0%
Minority interests and other expenses	1.1	0.1%	3.4	0.2%

Income (loss) before income taxes	(153.9)	(15.5)%	18.6	1.4%
Provision for income taxes	(48.4)	(4.9)%	7.7	0.6%

Net income (loss)	$(105.5)	(10.6)%	$10.9	0.8%

Quarter ended December 31, 2005 compared to Quarter ended December 31, 2004

           Revenues.  Revenues increased by $141.9 million during the quarter ended December 31, 2005 compared to the prior year quarter due to the acquisition of the Massachusetts hospitals and improved reimbursement for services provided.  Hospital adjusted discharges increased by 24.6% during the 2005 quarter.  Emergency room visits increased by 24.7% and outpatient surgeries increased by 24.2% during the 2005 quarter.  Same hospital revenues increased by $21.1 million or 4.2% primarily as a result of a quarter over quarter increase in same hospital net revenue per hospital adjusted discharge of 6.2%.  Our service expansion initiatives and managed care contracting strategies played significant roles in our rate improvements.  We expect same hospital revenues growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased by 6.8% during the 2005 quarter as a result of a PHP capitation rate increase, increased settlement revenues at MHP and increases in reinsurance and supplemental revenues.

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

                We continue to implement physician recruitment, emergency department expansion and patient throughput design improvements, surgery unit expansions, specialty service expansions, certain sub-acute unit expansions and intra-market resource sharing strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, endoscopy, cardiology, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of primary care clinics.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $635.9 million or 99.1% of total revenues during the 2005 quarter, compared to 98.6% during the prior year quarter.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues increased to 43.1% during the current year quarter from 40.1% during the prior year quarter.  This increase was due to the higher salaries and benefits costs at our Massachusetts hospitals acquired on December 31, 2004, in which approximately 1,500 of our employees are subject to collective bargaining agreements.  On a same hospital basis, salaries and benefits as a percentage of total revenues increased slightly to 40.4% during the current year quarter.

The national nursing shortage continues to hinder our ability to fully manage salaries and benefits.  We have experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets.  Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004.  As a result of these factors, we have hired additional nurses and utilized more costly outsourced nursing personnel.  We believe that our comprehensive recruiting and retention plan for nurses which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our commitment to clinical and service excellence have mitigated some of the effects of the nursing shortage.   However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws mandating nurse-staffing ratios, our future operating results could be materially adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues decreased slightly to 16.0% during the current year quarter compared to 16.1% during the prior year quarter. On a same hospital basis, supplies as a percentage of total revenues decreased to 15.4% during the current year quarter. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio.  We continue to streamline our materials management processes, which should help offset increased supplies costs related to high acuity services.  However, price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug-eluting stents, could have a significant adverse impact on future supplies costs.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased to 70.5% during the current year quarter compared to 67.6% during the prior year quarter.  Medical claims expense represents the amounts paid by our health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  The prior year percentage was lower than normal due to a methodology change in how we eliminate in consolidation medical claims expenses incurred by Phoenix Health Plan for services provided to its enrollees by our hospitals and other healthcare businesses in Phoenix.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $9.3 million, or 12.9% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter compared to $11.9 million or 17.4% of gross health plan medical claims expense during the prior year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues decreased to 7.1% during the current year quarter from 8.5% during the prior year quarter.  During the current year quarter, our self-pay revenues as a percentage of net patient revenues decreased to 9.5% from 11.8% during the prior year quarter due to lower self pay utilization at our Massachusetts hospitals.  Under our hindsight estimation methodology, our provision for doubtful accounts may be adversely affected by delays in the timing of non self-pay account collections period over period.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. During the quarters ended December 31, 2004 and 2005, we recorded $12.5 million and $20.5 million of charity care revenue deductions, respectively.  On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) decreased to 10.4% during the current year quarter compared to 11.2% during the prior year quarter.  On a same hospital basis, the combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) remained consistent quarter over quarter.

                Other operating expenses.  Other operating expenses as a percentage of total revenues increased from 14.5% during the prior year quarter to 15.5% during the current year quarter primarily as a result of a change in policy in accounting for out of network payments under capitated payer contracts.  During previous fiscal years, we recorded these payments as revenue deductions.  During the current year quarter, we recorded these payments of $4.6 million as purchased services.  The remainder of the increase relates to increased repairs and maintenance costs during the current year quarter.

                Income taxes.  Our effective tax rate increased from approximately 35.2% during the prior year quarter to approximately 37.9% during the current year quarter. The effective tax rate increased during the current year quarter due to acquisition of the Massachusetts hospitals for which the state tax rate is higher than the blended rate in the other states in which we operate.

                Net income.  The $1.0 million quarter over quarter decrease in net income resulted primarily from the increase in net interest incurred during the current year quarter as a result of our $175.0 million term loan borrowing in September 2005.

Six months ended December 31, 2005 compared to six months ended December 31, 2004

                Revenues. $237.2 million of the $295.9 million increase in total revenues during 2005 related to our acquisition of the Massachusetts hospitals, while same hospital revenues improved by $58.7 million primarily due to a 5.5% period over period increase in same hospital net revenue per adjusted hospital discharge. Hospital adjusted discharges increased by 28.3% during 2005. Emergency room visits and outpatient surgeries increased by 25.3% and 27.1%, respectively, during 2005. During 2005, on a same hospital basis, hospital adjusted discharges and emergency room visits increased 0.2% and 3.6%, respectively, while outpatient surgeries decreased 3.0% primarily as a result of our sale of the majority of our partnership interests in an outpatient surgery in San Antonio to an independent third party.

                Premium revenues increased by $12.4 million during 2005 primarily due to a PHP capitation rate increase and increased settlement revenues at MHP during 2005.  PHP average member lives increased slightly from approximately 98,100 during the six months ended December 31, 2004 to approximately 99,400 during the six months ended December 31, 2005.  We anticipate that total health plan enrollment will not fluctuate significantly during the foreseeable future.

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

                We continue to implement physician recruitment, emergency department expansion and patient throughput design improvements, surgery unit expansion, specialty service expansions and intra-market resource sharing strategies. Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, endoscopy, cardiology, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of primary care clinics.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $1,270.8 million or 98.6% of total revenues during 2004 compared to 115.5% during 2004.  The 2004 costs included significant merger, stock compensation and debt extinguishment costs incurred in connection with the merger.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues decreased to 42.4% during 2005 from 49.6% during 2004. During 2004, we incurred $96.9 million of stock compensation including $96.7 million directly related to the merger compared to only $0.6 million during 2005.  Absent the impact of stock compensation during both periods, salaries and benefits as a percentage of total revenues would have increased from 39.9% during 2004 to 42.3% during 2005.  This increase resulted from the higher salaries and benefits costs at our Massachusetts hospitals acquired on December 31, 2004, in which approximately 1,500 of our employees are subject to collective bargaining agreements.  On a same hospital basis and exclusive of stock compensation, salaries and benefits as a percentage of total revenues decreased to 39.5% during 2005 from 39.9% during 2004 as a result of our care management, nurse utilization and service expansion strategies.

The national nursing shortage continues to hinder our ability to fully manage salaries and benefits. We have experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets. Recent industry reports forecast this shortage to continue for the foreseeable future, especially in California where state mandated increased nurse-staffing ratios went into effect on January 1, 2004. As a result of these factors, we have hired additional nurses and utilized more costly outsourced nursing personnel.  We believe that our comprehensive recruiting and retention plan for nurses which focuses on competitive salaries and benefits, employee satisfaction, best practices, nursing program educational opportunities, leadership training and our commitment to clinical and service excellence has mitigated some of the effects of the nursing shortage. However, should we be unsuccessful in our attempts to maintain nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws regarding nurse-staffing ratios, our future operating results could be materially adversely impacted by increased salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues remained consistent at 16.1% during 2005 compared to 2004. On a same hospital basis, supplies as a percentage of total revenues decreased to 15.3% during 2005. We are still transitioning our Massachusetts hospitals to our materials management processes. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio. Price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug-eluting stents, could have a significant adverse impact on future supplies costs.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues decreased to 69.7% during 2005 compared to 71.7% during 2004. The decrease during the current year period primarily relates to a $4.4 million cumulative adjustment to reduce our medical claims reserve at PHP in September 2005 based upon updated historical claims payment information.  Absent the impact of this cumulative adjustment, medical claims expense as a percentage of premium revenues would have been 72.3% during the current year period. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $19.3 million, or 13.6% of gross health plan medical claims expense, were eliminated in consolidation during 2005 compared to $19.0 million or 14.0% of gross health plan medical claims expense during 2004.

•

Provision for Doubtful Accounts.  During 2005, the provision for doubtful accounts as a percentage of patient service revenues decreased to 8.0% compared to 8.4% during 2004.  During the current year period, our self pay revenues as a percentage of net patient revenues decreased to 10.6% from 12.5% during the prior year period due to lower self pay utilization at our Massachusetts hospitals. Under our hindsight estimation methodology, our provision for doubtful accounts may be adversely affected by delays in the timing of non self-pay account collections period over period.  Collecting outstanding self pay accounts remains difficult, but we have improved our upfront cash collections and succeeded in qualifying patients for coverage under Medicaid or similar programs. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. During 2004 and 2005, we recorded $23.4 million and $37.5 million of charity care deductions, respectively.  On a combined basis, our provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) increased to 11.0% during the current year period compared to 10.9% during the prior year period.  On a same hospital basis, the combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) increased to 11.8% during the current year period from 10.9% during the prior year period.

                Other operating expenses.  Other operating expenses as a percentage of total revenues increased from 14.5% during 2004 to 15.4% during 2005 primarily as a result of a change in policy in accounting for out of network payments under capitated payer contracts.  During previous fiscal years, we recorded these payments as revenue deductions.  During the current year period, we recorded these payments of $6.6 million as purchased services.  Also, we experienced increased repairs and maintenance costs during the current year period.

                Income Taxes.  The effective tax rate increased from 31.4% in 2004 to 41.4% in 2005.  We were unable to recognize the full tax benefit of the net loss incurred during the six months ended December 31, 2004 due to certain costs related to the Blackstone transaction being non-deductible for tax purposes.

                Net Income.  The $116.4 million year over year increase in net income resulted from the significant costs and expenses related to the merger, including merger expenses, stock compensation and debt extinguishment costs incurred during 2004.

Liquidity and Capital Resources

                Operating Activities.  At December 31, 2005, we had working capital of $230.2 million, including cash and cash equivalents of $162.5 million. Working capital at June 30, 2005 was $77.7 million.  The increase in working capital was primarily due to cash received from the borrowing of the $175.0 million of delayed draw term loans during September 2005.  Cash provided by operating activities decreased from $94.3 million during the six months ended December 31, 2004 to $45.4 million during the six months ended December 31, 2005.  The significant decrease was primarily due to a significant change in the timing of payments of liabilities including (1) a net paydown of accounts payable and other liabilities of $29.6 million during the current year period compared to a buildup of $30.5 million during the prior year period; (2) a $24.3 million increase in interest payments during the current year period; and (3) accelerated payments of PHP medical claims during the current year period compared to the prior year period.

                Investing Activities.  Cash used in investing activities decreased from $180.0 million during the six months ended December 31, 2004 to $108.4 million during the six months ended December 31, 2005, primarily as a result of $138.2 million paid during 2004 for acquisition costs related to the merger and the purchase of the Massachusetts hospitals offset by a $41.3 million period over period increase in capital expenditures.

                We spent $113.7 million for capital expenditures during the six months ended December 31, 2005.  In May 2004 and July 2005, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix.  We have spent $171.9 million for these projects since inception through December 31, 2005 and expect to spend an estimated additional $162.8 million through fiscal year 2008.  All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of February 1, 2006.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Open

Phoenix
Arrowhead Community Hospital	Q4 FY 04	Q1 FY 07	100 (5)	✓	✓	✓
Paradise Valley Hospital	Q3 FY 06	Q1 FY 08	22 (4)	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q2 FY 07	39	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q4 FY 06	33 (3)	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q3 FY 07	27

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

                We anticipate spending a total of $275.0 million to $300.0 million in capital expenditures during fiscal 2006 including the $113.7 million spent through December 31, 2005.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash provided by financing activities increased by $102.1 million during the six months ended December 31, 2005 compared to the six months ended December 31, 2004, primarily as a result of the $175.0 million in term loan borrowings made in September 2005.

                As of December 31, 2005, we had outstanding $1,512.8 million in aggregate indebtedness, with an additional $211.2 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $38.8 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

                Our previous senior secured credit facilities executed in September 2004 consisted of a revolving credit facility and the initial term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $250.0 million, and matures in September 2010. The initial term loan facility, which was scheduled to mature in September 2011, provided for loans in a total principal amount of up to $800.0 million as follows: (1) $475.0 million borrowed on September 23, 2004 to finance the merger, to refinance our then existing indebtedness and to pay fees and expenses relating thereto; (2) $150.0 million borrowed on December 31, 2004 and February 18, 2005 to finance the acquisition of the Massachusetts hospitals and for other general corporate purposes and (3) $175.0 million borrowed in September 2005 to fund capital expenditures and for other general corporate purposes.

                On September 26, 2005, we refinanced and repriced all $795.7 million of the outstanding term loans under the initial term loan facility by borrowing $795.7 million of replacement term loans (the “2005 term loan facility”).  In addition, upon the incurrence of certain events and subject to receipts of commitments from lenders, we may request an incremental term loan facility be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate.  No changes were made to the revolving credit facility in the refinancing.

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

                As of December 31, 2005, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	1.90x	2.99x
Total leverage ratio limit	6.15x	3.83x
Senior leverage ratio limit	3.75x	1.65x

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

                The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
9% Senior Subordinated Notes	CCC+	Caa1
11¼% Senior Discount Notes	CCC+	Caa2
Senior credit facilities	B	B2

                Capital Resources.  Our debt has increased during the past 12 months as a result of our delayed draw term borrowings. We expect that cash on hand, cash generated from our operations and cash available to us under the revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth during the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our revolving credit facility will be available to enable us to meet these requirements and needs.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of December 31, 2005.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$114.6	$227.6	$225.4	$1,917.2	$2,484.8
Capital lease obligations	0.7	0.1	–	–	0.8
Operating leases	26.5	42.0	26.4	43.8	138.7
Purchase obligations	40.7	–	–	–	40.7
Health claims payable	31.3	–	–	–	31.3
Estimated self-insurance liabilities	17.1	38.8	16.9	5.7	78.5

Subtotal	$230.9	$308.5	$268.7	$1,966.7	$2,774.8

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$87.7	$23.9	$5.0	$13.0	$129.6
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	–	38.8	38.8
Physician commitments	7.1	–	–	–	7.1
Minimum rent revenue commitments	0.3	0.3	0.3	0.9	1.8

Subtotal	$113.1	$24.2	$5.3	$52.7	$195.3

Total obligations and commitments	$344.0	$332.7	$274.0	$2,019.4	$2,970.1

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of December 31, 2005, we had outstanding $793.7 million of senior debt subject to variable interest rates and $718.3 million of outstanding 9.0% Notes and 11.25% Notes subject to fixed interest rates. As of December 31, 2005, the fair values of the 9.0% Notes and the 11.25% Notes were $616.7 million and $160.9 million, respectively.

                In connection with the merger on September 23, 2004, we entered into new senior secured credit facilities comprised of a $475.0 million term loan facility, a $250.0 million revolving facility and delayed draw term loan facilities totaling $325.0 million.  We made $475.0 million in term loan borrowings on September 23, 2004 to fund a portion of the merger, borrowed $60.0 million under the delayed draw term loan facilities on December 31, 2004 to fund a portion of the acquisition purchase price of the Massachusetts hospitals and borrowed $90.0 million under the delayed draw term loan facilities on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We borrowed the remaining $175.0 million under the delayed draw term loan facilities in September 2005.  On September 26, 2005, we repriced and refinanced all the then outstanding term loans with $795.7 million of replacement term loans resulting in 1.00% per annum in interest rate savings over the previous term loan facilities.  As of December 31, 2005, we had utilized $38.8 million of borrowing capacity under the revolving facility for letters of credit.  The weighted average interest rate on our $793.7 million of outstanding term loan borrowings was approximately 6.95% as of December 31, 2005 (LIBOR of 4.70% plus a fixed margin of 2.25%).

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

                The following persons were re-elected to our board of directors by the holders of 100% of our outstanding common stock by action taken pursuant to a written consent dated November 3, 2005 of such holders in lieu of an annual stockholders’ meeting:

Michael A. Dal Bello
Eric T. Fry
Benjamin J. Jenkins
Charles N. Martin, Jr.
Neil P. Simpkins

Item 6.    Exhibits.

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 9, 2006                                                                  VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Phillip W. Roe
                                                                                                                                 Phillip W. Roe
                                                                                                                                Senior Vice President, Controller and
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005.

10.2	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2005.

10.3	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2005.

10.4	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005.

10.5	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC.

10.6	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005.

10.7

Contract Amendment Number 12, executed on December 21, 2005, but effective as of January 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.

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