Form 10-Q
period 2006-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2006-05-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐      Accelerated Filer ☐        Non-accelerated filer ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐   No☒

          There were 749,550 shares of common stock outstanding as of May 1, 2006 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets as of June 30, 2005 and March 31, 2006 (unaudited)	3
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2006	4
	Condensed Consolidated Statements of Operations for the predecessor period July 1, 2004 through September 22, 2004, the period September 23, 2004 through March 31, 2005 (unaudited), the nine months ended March 31, 2005 (combined basis, unaudited) and the nine months ended March 31, 2006 (unaudited)	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 (combined basis) and the nine months ended March 31, 2006	6
	Condensed Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through September 22, 2004, the period September 23, 2004 through March 31, 2005 (unaudited) and the nine months ended March 31, 2005 (combined basis, unaudited)	7
	Notes to Condensed Consolidated Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61
Item 4.	Controls and Procedures	61
PART II.	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 6.	Exhibits	62
	Signature	63
	Index to Exhibits	64

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	(Unaudited) March 31, 2006

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$79.2	$169.0
Accounts receivable, net of allowance for uncollectible accounts of approximately $90.1 and $101.6 at June 30, 2005 and March 31, 2006, respectively	286.0	304.0
Inventories	43.5	46.7
Prepaid expenses and other current assets	36.1	55.3

Total current assets	444.8	575.0
Property, plant and equipment, net of accumulated depreciation	1,072.8	1,131.4
Goodwill	813.1	817.2
Intangible assets, net of accumulated amortization	74.3	70.3
Investments in unconsolidated subsidiaries	9.0	8.8
Other assets	57.7	26.9

Total assets	$2,471.7	$2,629.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145.5	$128.9
Accrued salaries and benefits	86.4	76.7
Accrued health claims	51.2	41.1
Accrued interest	14.5	26.2
Other accrued expenses and current liabilities	61.9	56.3
Current maturities of long-term debt	7.6	8.4

Total current liabilities	367.1	337.6
Minority interests in equity of consolidated entities	10.4	9.9
Other liabilities	68.9	74.1
Long-term debt, less current maturities	1,349.5	1,506.0
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2005 and March 31, 2006	–	–
Additional paid-in capital	643.2	642.9
Retained earnings	32.6	59.1

Total stockholders’ equity	675.8	702.0

Total liabilities and stockholders’ equity	$2,471.7	$2,629.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2005	2006

	(In millions)

Patient service revenues	$559.3	$582.1
Premium revenues	83.7	98.7

Total revenues	643.0	680.8

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.2 and $0.5, respectively)	271.6	285.5
Supplies	108.8	111.4
Medical claims expense	62.2	74.3
Purchased services	36.9	39.0
Provision for doubtful accounts	40.2	46.3
Other operating expenses	41.6	44.8
Rents and leases	8.4	9.7
Depreciation and amortization	13.1	25.5
Interest, net	25.4	27.8
Debt extinguishment costs	0.1	–
Other	1.5	(10.0)

Income before income taxes	33.2	26.5
Income tax expense	13.6	10.9

Net income	$19.6	$15.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Continued)

	Predecessor
		(Unaudited) September 23, 2004 through March 31, 2005	(Unaudited) Nine months ended March 31, 2005 (combined)	(Unaudited) Nine months ended March 31, 2006
	July 1, 2004 through September 22, 2004

	(In millions)

Patient service revenues	$377.3	$1,012.4	$1,389.7	$1,696.0
Premium revenues	72.3	174.5	246.8	274.2

Total revenues	449.6	1,186.9	1,636.5	1,970.2

Costs and Expenses:
Salaries and benefits (includes stock compensation of $96.7, $0.4, $97.1 and $1.1, respectively)	275.4	489.2	764.6	831.6
Supplies	72.3	196.5	268.8	318.8
Medical claims expense	55.0	124.1	179.1	196.7
Purchased services	22.1	64.5	86.6	113.3
Provision for doubtful accounts	31.5	78.7	110.2	135.7
Other operating expenses	37.2	85.7	122.9	151.9
Rents and leases	5.7	16.0	21.7	26.7
Depreciation and amortization	17.4	35.6	53.0	74.5
Interest, net	9.8	52.5	62.3	82.4
Debt extinguishment costs	62.2	–	62.2	0.1
Merger expenses	23.1	0.1	23.2	–
Other	(0.1)	2.7	2.6	(6.6)

Income (loss) before income taxes	(162.0)	41.3	(120.7)	45.1
Income tax expense (benefit)	(51.3)	16.5	(34.8)	18.6

Net income (loss)	(110.7)	24.8	(85.9)	26.5
Preferred stock dividends	(1.0)	–	(1.0)	–

Net income (loss) attributable to common stockholders	$(111.7)	$24.8	$(86.9)	$26.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Combined Basis

	Nine months ended March 31, 2005	Nine months ended March 31, 2006

	(In millions)
Operating activities:
Net income (loss)	$(85.9)	$26.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53.0	74.5
Provision for doubtful accounts	110.2	135.7
Deferred income taxes	(34.8)	16.7
Amortization of loan costs	2.3	3.0
Accretion of principal on senior discount notes	7.3	11.5
Loss (gain) on sale of assets	1.0	(12.0)
Stock compensation	97.1	1.1
Debt extinguishment costs	62.2	0.1
Merger expenses	23.2	–
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(126.8)	(154.2)
Buildup of accounts receivable for recent acquisitions	(53.2)	–
Inventories	(1.5)	(3.3)
Prepaid expenses and other current assets	7.8	10.1
Accounts payable	34.0	(14.0)
Accrued expenses and other current liabilities	31.8	(11.2)
Other liabilities	13.8	5.0

Net cash provided by operating activities	141.5	89.5

Investing activities:
Acquisitions, including working capital settlement payments	(138.6)	(0.4)
Capital expenditures	(137.3)	(177.4)
Purchases of short-term investments	(87.8)	(98.4)
Sales of short-term investments	107.8	98.4
Proceeds from asset dispositions	0.7	34.8
Other	(6.0)	(0.3)

Net cash used in investing activities	(261.2)	(143.3)

Financing activities:
Proceeds from long-term debt	1,324.7	175.0
Payments of long-term debt and capital leases	(688.3)	(29.3)
Payments of loan costs and debt termination fees	(44.1)	(0.6)
Proceeds from joint venture partner contributions	8.0	–
Exercise of stock options	0.1	0.1
Payments to retire stock and stock options	(964.9)	(0.1)
Payments to repurchase equity incentive units	–	(1.5)
Proceeds from common stock issuances	495.5	–

Net cash provided by financing activities	131.0	143.6

Net increase in cash and cash equivalents	11.3	89.8
Cash and cash equivalents, beginning of period	50.1	79.2

Cash and cash equivalents, end of period	$61.4	$169.0

Net cash paid for interest	$41.1	$63.2

Net cash paid for income taxes	$–	$1.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Predecessor
		(Unaudited) September 23, 2004 through March 31, 2005	(Unaudited) Nine months ended March 31, 2005 (combined basis)
	July 1, 2004 through September 22, 2004

	(In millions)
Operating activities:
Net income (loss)	$(110.7)	$24.8	$(85.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17.4	35.6	53.0
Provision for doubtful accounts	31.5	78.7	110.2
Deferred income taxes	(50.9)	16.1	(34.8)
Amortization of loan costs	0.5	1.8	2.3
Accretion of principal on senior discount notes	–	7.3	7.3
Loss on sale of assets	0.6	0.4	1.0
Stock compensation	96.7	0.4	97.1
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	0.1	23.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42.1)	(84.7)	(126.8)
Buildup of accounts receivable for recent acquisitions	–	(53.2)	(53.2)
Inventories	(0.3)	(1.2)	(1.5)
Prepaid expenses and other current assets	2.4	5.4	7.8
Accounts payable	41.4	(7.4)	34.0
Accrued expenses and other current liabilities	9.0	22.8	31.8
Other liabilities	(2.0)	15.8	13.8

Net cash provided by operating activities	78.8	62.7	141.5

Investing activities:
Acquisitions, including working capital settlement payments	(50.8)	(87.8)	(138.6)
Capital expenditures	(29.8)	(107.5)	(137.3)
Purchases of short-term investments	–	(87.8)	(87.8)
Sales of short-term investments	30.0	77.8	107.8
Proceeds from asset dispositions	0.5	0.2	0.7
Other	0.1	(6.1)	(6.0)

Net cash used in investing activities	(50.0)	(211.2)	(261.2)

Financing activities:
Proceeds from long-term debt	1,174.7	150.0	1,324.7
Payments of long-term debt and capital leases	(683.9)	(4.4)	(688.3)
Payments of loan costs and debt termination fees	(40.9)	(3.2)	(44.1)
Proceeds from joint venture partner contributions	–	8.0	8.0
Exercise of stock options	0.1	–	0.1
Payments to retire stock and stock options	(964.9)	–	(964.9)
Proceeds from common stock issuances	494.9	0.6	495.5

Net cash provided by (used in) financing activities	(20.0)	151.0	131.0

Net increase in cash and cash equivalents	8.8	2.5	11.3
Cash and cash equivalents, beginning of period	50.1	58.9	50.1

Cash and cash equivalents, end of period	$58.9	$61.4	$61.4

Net cash paid for interest	$23.6	$17.5	$41.1

Net cash paid (received) for income taxes	$(0.1)	$0.1	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
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

The following table summarizes the sources and uses of funds to finance the merger (in millions):

Sources:	Amount

Senior credit facilities(1)
Term loan facility	$475.0
Revolving loan facility	–
Issuance of 9.0% senior subordinated notes(2)	575.0
Issuance of 11.25% senior discount notes(3)	124.7
Cash equity contribution by Blackstone	494.9
Rollover equity contribution by MSCP	130.0
Rollover equity contribution by management and certain other investors	96.6
Cash equity contribution by management and certain other investors	22.5
Cash equity contribution by Baptist Health Services(4)	5.0
Cash equity contribution for purchase of equity incentive units by certain members of senior management	5.7
Vanguard cash on hand	38.3

$1,967.7

Uses:

Purchase price of Vanguard equity	$1,220.0
Redemption of Payable In Kind Preferred Stock issued in connection with the acquisition of MacNeal Hospital	28.6
Repayment of Vanguard's existing senior credit facilities	300.0
Repurchase of substantially all of Vanguard's outstanding 9.75% Notes and payment of related tender premium and consent fees(5)	349.2
Payment of fees and expenses related to the new senior credit facilities, the 9.0% Notes and the 11.25% Notes	41.6
Payment of capitalized merger-related fees and expenses	28.3

$1,967.7

____________________
(1)

The new senior credit agreement governed senior secured term loan facilities of $800.0 million, of which $475.0 million was drawn at closing, and a new revolving loan facility of $250.0 million, none of which was utilized at closing with the exception of $27.7 million of outstanding letters of credit.

(2)	Vanguard issued and sold $575.0 million of 9.0% senior subordinated notes due 2014 (the “9.0% Notes”).

(3)	Vanguard issued and sold $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% senior discount notes due 2015 (the “11.25% Notes”).

(4)

Baptist Health Services made its $5.0 million cash equity contribution from some of the proceeds of the conversion of its 8.18%
subordinated convertible notes and Series B Payable-In-Kind Preferred Stock into the right to receive common shares of
Vanguard.

(5)	Vanguard had outstanding $300.0 million of 9.75% senior subordinated notes due 2011 (the “9.75% Notes”).

                The following table sets forth the merger purchase price allocation under EITF 88-16 including a reconciliation of such purchase price allocation to the merger fair value detailed above (in millions).

Cash	$86.9
Accounts receivable, net	235.3
Prepaid expenses and other current assets	64.8
Property, plant and equipment	795.8
Goodwill	820.0
Intangible assets	79.4
Other assets	61.9

Total assets acquired	2,144.1

Current liabilities	191.4
Debt	5.1
Other liabilities	93.2

Total liabilities assumed	289.7

Allocated purchase price	1,854.4
Predecessor basis limitation under EITF 88-16	113.3

Fair value of net assets acquired	$1,967.7

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

                Vanguard also incurred costs of $51.6 million directly related to the merger, of which $23.2 million is reflected as merger expenses on the accompanying condensed consolidated statements of operations for the combined nine months ended March 31, 2005. In addition, $28.3 million is included in goodwill on the accompanying condensed consolidated balance sheet as of March 31, 2006 as set forth by the provisions of Statement of Financial Accounting Standards No. 141 (“SFAS 141”).  The table below provides a detail of the merger-related costs incurred during fiscal 2005 (in millions).

	Merger Expenses	Goodwill

Advisory fees	$10.0	$4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.5	0.2

	$23.3	$28.3

2.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of March 31, 2006, Vanguard’s affiliates owned and operated 19 acute care hospitals with 4,587 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; Orange County, California, and Massachusetts. Vanguard also owns three managed health plans, two of which are located in Phoenix, Arizona and one in Chicago, Illinois.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $19.5 million and $22.9 million for the nine months ended March 31, 2005 (combined basis) and 2006 respectively.

                The unaudited condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2005 and 2006 and the nine months ended March 31, 2005 (combined basis) and 2006 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2006.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2005 included in Vanguard’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 13, 2005.

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

Reclassifications

                Vanguard adjusted its unaudited condensed consolidated statement of cash flows for the predecessor period July 1, 2004 through September 22, 2004 to reflect $30.0 million of gross sales of certain auction rate securities contracts held as of June 30, 2004.  Vanguard also adjusted its unaudited condensed consolidated statement of cash flows for the nine months ended March 31, 2005 (combined basis) to reflect $107.8 million of gross sales and $87.8 million of gross purchases of auction rate securities contracts.  These contracts were previously considered to be cash and cash equivalents for statement of cash flows presentation purposes.  Vanguard now presents activity related to these contracts as investing activities in accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, due to the fact that the original maturity of the securities underlying the contracts is greater than 90 days.  The beginning and ending cash balances included in the statement of cash flows for the combined nine months ended March 31, 2005 were reduced by $58.0 million and $38.0 million, respectively, to exclude the outstanding short-term investments as of June 30, 2004 and March 31, 2005, respectively.  There were no short-term investments outstanding as of June 30, 2005 or March 31, 2006.  The reclassification had no impact on net income or cash provided by operating activities during the predecessor period July 1, 2004 through

September 22, 2004 or the nine months ended March 31, 2005 (combined basis).  Certain other prior year amounts have been reclassified to conform to current year presentation.

3.             STOCK-BASED COMPENSATION

                Prior to the merger, Vanguard had four stock option plans.   Effective July 1, 2003, Vanguard adopted the fair value method of accounting for stock-based employee compensation set forth by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Vanguard elected to use the prospective transition method set forth by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This transition method requires that only stock options granted subsequent to the adoption of SFAS 123 be measured at fair value. During the predecessor period July 1, 2004 through September 22, 2004, Vanguard recorded stock compensation of $0.1 million prior to the merger and $96.6 million directly related to the merger, which represents the stock compensation calculated under APB No. 25 for those stock options granted prior to July 1, 2003, and calculated under SFAS 123 for those stock options granted on or after July 1, 2003. The four stock option plans were terminated in connection with the merger, which was deemed a liquidity event under the definitions set forth in the respective plan documents, and Vanguard made cash payments to the option holders based upon the per share merger consideration less the applicable exercise price of the option grants.  Subsequent to the merger, during the period September 23, 2004 through March 31, 2005, Vanguard recorded stock compensation of $0.4 million related to stock options granted under its 2004 Stock Option Plan.  Vanguard recorded $1.1 million of stock compensation related to its 2004 Stock Option Plan during the nine months ended March 31, 2006.  Stock compensation is included in salaries and benefits on the accompanying unaudited condensed consolidated statements of operations.

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

	Predecessor	September 23, 2004 through March 31, 2005	Nine months ended March 31, 2005 (combined basis)

	July 1, 2004 through September 22, 2004

Net income (loss)	$(110.7)	$24.8	$(85.9)
Add: Stock-based compensation expense included in net income (loss), net of taxes	66.1	0.4	66.5
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(76.7)	(0.4)	(77.1)

Pro forma net income (loss)	$(121.3)	$24.8	$(96.5)

                Vanguard used the following weighted average assumptions to estimate the stock compensation expense recorded for the nine months ended March 31, 2006:  risk-free interest rate of 4.5%; dividend yield of 0.0%; and expected option life of 10 years.

4.             ACQUISITIONS AND DISPOSITIONS

Fiscal 2005 Acquisition

                On December 31, 2004, certain of Vanguard’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  Vanguard paid $87.7 million including the base purchase price of $103.5 million for the property, plant and equipment and investments of the Massachusetts hospitals less $15.8 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  Vanguard funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its senior secured credit facilities, entered into in connection with the merger, and using $27.7 million of cash on hand.  Vanguard invested an estimated additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, Vanguard borrowed the remaining $90.0 million available to it under the acquisition delayed draw term facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital projects.  The results of operations of the Massachusetts hospitals are included in the accompanying condensed consolidated statements of operations for the three months and nine months ended March 31, 2006 and for the three months ended March 31, 2005.

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

	Predecessor		Combined Basis

	July 1, 2004 through September 22, 2004	September 23, 2004 through March 31, 2005	Nine months ended March 31, 2005

Total revenues	$549.9	$1,307.6	$1,857.5

Income (loss) before income taxes	$(169.8)	$30.8	$(139.0)
Income tax expense (benefit)	(54.2)	12.5	(41.7)

Net income (loss)	$(115.6)	$18.3	$(97.3)

Fiscal 2006 Disposition

                On March 8, 2006, certain subsidiaries of Vanguard sold medical office buildings in California to an independent third party for net sales proceeds of approximately $28.7 million. The net book value of the property, plant and equipment sold was approximately $14.8 million, and Vanguard allocated approximately $2.8 million of existing goodwill to the disposed assets. Vanguard recognized a gain on the sale of approximately $11.1 million ($8.3 million net of taxes) during the quarter ended March 31, 2006 that is included in other costs and expenses on the accompanying condensed consolidated statements of operations for the three months and nine months ended March 31, 2006. Vanguard did not reclassify the current period or historical results of operations of these assets to discontinued operations because management believes that the post-transaction direct cash outflows from Vanguard to the disposed assets are significant in relation to the net present value of the future cash outflows of the disposed assets absent the sale as determined under EITF 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.

                Given the disposition of the medical office buildings in California, Vanguard assessed whether the carrying value of the remaining asset group in the California market reporting unit, including goodwill, might be impaired.  Based upon projections of undiscounted future cash flows expected to result from the use of the assets and their eventual disposition, Vanguard determined that the carrying value of the asset group was recoverable and, accordingly, no related impairment should be recorded in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Using these same cash flow projections, Vanguard also determined that goodwill was not impaired given that the fair value of the reporting unit exceeded its carrying value in accordance with SFAS 142, Goodwill and Other Intangible Assets.  However, Vanguard’s impairment analyses are sensitive to changes in the estimated fair values of the remaining assets in the reporting unit.  Management’s estimates may change in the near term resulting in the need to recognize an impairment of this asset group.

5.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2005 and March 31, 2006 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2005	March 31, 2006	June 30, 2005	March 31, 2006
Amortized intangible assets:
Deferred loan costs	$43.2	$43.8	$2.7	$5.7
Contracts	31.4	31.4	2.4	4.7
Physician income guarantees	–	0.9	–	0.1
Other	1.3	1.3	0.1	0.2

Subtotal	75.9	77.4	5.2	10.7
Indefinite-lived intangible assets:
License and accreditation	3.6	3.6	–	–

Total	$79.5	$81.0	$5.2	$10.7

                Changes in the carrying amount of goodwill from June 30, 2005 to March 31, 2006 follows (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2005	$745.0	$68.1	$813.1
Blackstone merger adjustments	6.9	–	6.9
Sale of California medical office buildings	(2.8)	–	(2.8)

Balance as of March 31, 2006	$749.1	$68.1	$817.2

                Amortization expense for the predecessor period July 1, 2004 through September 22, 2004, the combined nine months ended March 31, 2005 and the nine months ended March 31, 2006 was $0.5 million, $2.1 million and $2.4 million, respectively.

6.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt as of June 30, 2005 and March 31, 2006 follows (in millions):

	June 30, 2005	March 31, 2006

9.75% Senior Subordinated Notes	$1.0	$–
9.0% Senior Subordinated Notes	575.0	575.0
11.25% Senior Discount Notes	135.7	147.2
Term loans payable under credit facility	620.7	791.7
Revolving loans payable under credit facility	23.0	–
Capital leases	1.7	0.5

	1,357.1	1,514.4
Less: current maturities	(7.6)	(8.4)

	$1,349.5	$1,506.0

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

                At any time prior to October 1, 2007, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.0% Notes with the net proceeds of certain equity offerings at a redemption price of 109% of the principal amount of the 9.0% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 9.0% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. On or after October 1, 2009, the issuers may redeem all or part of the 9.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 9.0% Notes.

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

Credit Facility Debt

                In connection with the merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under its previous 2004 credit facility. The merger credit facilities included a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  Vanguard borrowed $60.0 million of the available $150.0 million acquisition delayed draw term loan facility in order to fund a portion of the acquisition purchase price of the Massachusetts hospitals on December 31, 2004 and borrowed the remaining $90.0 million on February 18, 2005 to fund the working capital of the Massachusetts hospitals and to fund capital expenditures. Vanguard borrowed the final $175.0 million of delayed draw term loans in September  2005.  All of such term loans were scheduled to mature on September 23, 2011.

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

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of March 31, 2006. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Nine months ended

	March 31, 2005 (combined basis)	March 31, 2006
Current:
Federal	$(0.5)	$1.7
State	0.5	0.2

Total current	–	1.9

Deferred:
Federal	(31.6)	15.5
State	(3.2)	(0.6)

	(34.8)	14.9
Change in valuation allowance	–	1.8

Total income tax expense (benefit)	$(34.8)	$18.6

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Nine months ended

	March 31, 2005 (combined basis)		March 31, 2006

Income tax at federal statutory rate	(35.0%	)	35.0%
Income tax at state statutory rate	(3.2%	)	(1.0%	)
Nondeductible goodwill	0.0%		2.2%
Nondeductible expenses and other	9.4%		1.0%
Increase in valuation allowance	0.0%		4.0%

Effective income tax rate	(28.8%	)	41.2%

                Net non-current deferred tax assets of $49.7 million and $18.2 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2005 and March 31, 2006, respectively.  Net current deferred tax assets of $3.1 million and $12.0 million are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of June 30, 2005 and March 31, 2006, respectively.

                As of March 31, 2006, Vanguard had net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $139.0 million and $276.0 million, respectively, that expire from 2022 to 2025.  Certain of these NOLs are subject to annual limitations for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Vanguard must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  Vanguard had a valuation allowance of $7.2 million at June 30, 2005 and $9.0 million at March 31, 2006 primarily attributable to state net operating loss carryforwards.

                On July 27, 2005, Vanguard received notification from the Internal Revenue Service of its intention to examine the federal income tax return of an affiliated partnership for the year ended June 30, 2003.  On October 18, 2005 the IRS informed Vanguard of its intention to expand the scope of its audit to include the consolidated corporate income tax return of Vanguard and its corporate subsidiaries for the fiscal years ended June 30, 2003 and 2004 as well as the tax return for the affiliated partnership for its year ended June 30, 2004.  Management believes that adequate provisions have been reflected in the condensed consolidated financial statements for issues that may arise in the audit based upon current facts and circumstances.

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

                During the nine months ended March 31, 2006, Vanguard and Holdings repurchased 29,962 of outstanding equity incentive units from former executive officers for approximately $1.5 million.  The purchase price for unvested units was based upon the lower of cost or fair market value (determined by an independent appraisal as of September 30, 2005) or the lower of cost or fair market value less a 25% discount, as set forth in the LLC Agreement.  The purchase price for vested units was fair market value or fair market value less a 25% discount.

Stock Option Plans

                Upon the payment of merger consideration to the option holders, Vanguard’s 1998 Stock Option Plan, 2000 Stock Option Plan, Initial Option Plan and Carry Option Plan were terminated. After the merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of March 31, 2006, the 2004 Option Plan, as amended, allows for the issuance of up to 97,371 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of March 31, 2006, 71,008 options were outstanding under the 2004 Option Plan.

9.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In November 2005, the FASB issued FASB Staff Position No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 expands the scope of FASB Interpretation No. 45 (“FIN 45”) to include certain contracts, agreements or guarantees that contingently obligate an entity to make payments to another party.  FSP 45-3 specifically provides that physician income guarantees are subject to the provisions of FIN 45.  FSP 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006 on a prospective basis only. Vanguard adopted FSP 45-3 on January 1, 2006.  FSP 45-3 did not significantly impact Vanguard’s results of operations or statement of position.

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

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which revised SFAS 123 and superseded APB 25.  SFAS 123R requires all share-based payments granted to employees to be measured and recorded in the financial statements at fair value. SFAS 123R uses a “modified grant date” approach whereby fair value of the equity award is estimated without regard to service or performance conditions and compensation expense is recognized over the vesting period of the award.  Vanguard expects to adopt SFAS 123R on July 1, 2006 using the prospective method of accounting as required by SFAS 123R for those entities who elected to adopt SFAS 148.  Vanguard does not expect SFAS 123R to have a significant impact on its future results of operations since it previously adopted SFAS 123 on July 1, 2003. However, SFAS 123R could have an impact on Vanguard’s future statements of cash flows.

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

10.          SEGMENT INFORMATION

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in the metropolitan Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona, and Abrazo Advantage, a Medicare and Medicare dual eligible managed health plan operating in Arizona.

                The following tables provide condensed unaudited financial information by business segment for the three months ended March 31, 2005 and 2006, the nine months ended March 31, 2005 (combined basis) and 2006, the predecessor period July 1, 2004 through September 22, 2004 and the period September 23, 2004 through March 31, 2005, respectively, including a reconciliation of Segment EBITDA to income or loss before income taxes (in millions).

	Three months ended March 31, 2005				Three months ended March 31, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$559.3	$–	$559.3	$–	$582.1	$–	$582.1
Premium revenues	83.7	–	–	83.7	98.7	–	–	98.7
Inter-segment revenues	–	7.6	(7.6)	–	–	8.4	(8.4)	–

Total revenues	83.7	566.9	(7.6)	643.0	98.7	590.5	(8.4)	680.8

Operating expenses - external	69.7	499.8	–	569.5	82.8	527.7	–	610.5
Operating expenses - inter-segment	7.6	–	(7.6)	–	8.4	–	(8.4)	–

Total operating expenses	77.3	499.8	(7.6)	569.5	91.2	527.7	(8.4)	610.5

Segment EBITDA(1)	6.4	67.1	–	73.5	7.5	62.8	–	70.3

Less:
Interest, net	(0.2)	25.6	–	25.4	(0.5)	28.3	–	27.8
Depreciation and amortization	1.6	11.5	–	13.1	1.1	24.4	–	25.5
Minority interests	–	0.3	–	0.3	–	0.7	–	0.7
Equity method income	–	(0.3)	–	(0.3)	–	–	–	–
Stock compensation	–	0.2	–	0.2	–	0.5	–	0.5
Loss (gain) on sale of assets	–	0.2	–	0.2	–	(12.0)	–	(12.0)
Merger expenses	–	0.1	–	0.1	–	–	–	–
Monitoring fees	–	1.3	–	1.3	–	1.3	–	1.3

Income before income taxes	$5.0	$28.2	$–	$33.2	$6.9	$19.6	$–	$26.5

	Combined Basis

	Nine months ended March 31, 2005				Nine months ended March 31, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$1,389.7	$–	$1,389.7	$–	$1,696.0	$–	$1,696.0
Premium revenues	246.8	–	–	246.8	274.2	–	–	274.2
Inter-segment revenues	–	26.6	(26.6)	–	–	27.7	(27.7)	–

Total revenues	246.8	1,416.3	(26.6)	1,636.5	274.2	1,723.7	(27.7)	1,970.2

Operating expenses - external	200.8	1,256.0	–	1,456.8	220.8	1,552.8	–	1,773.6
Operating expenses - inter-segment	26.6	–	(26.6)	–	27.7	–	(27.7)	–

Total operating expenses	227.4	1,256.0	(26.6)	1,456.8	248.5	1,552.8	(27.7)	1,773.6

Segment EBITDA(1)	19.4	160.3	–	179.7	25.7	170.9	–	196.6

Less:
Interest, net	0.3	62.0	–	62.3	(1.1)	83.5	–	82.4
Depreciation and amortization	2.7	50.3	–	53.0	3.3	71.2	–	74.5
Minority interests	–	(0.5)	–	(0.5)	–	2.3	–	2.3
Equity method income	–	(0.6)	–	(0.6)	–	(0.8)	–	(0.8)
Stock compensation	–	97.1	–	97.1	–	1.1	–	1.1
Debt extinguishment costs	–	62.2	–	62.2	–	0.1	–	0.1
Merger expenses	–	23.2	–	23.2	–	–	–	–
Loss (gain) on sale of assets	–	1.0	–	1.0	–	(12.0)	–	(12.0)
Monitoring fees	–	2.7	–	2.7	–	3.9	–	3.9

Income (loss) before income taxes	$16.4	$(137.1)	$–	$(120.7)	$23.5	$21.6	$–	$45.1

Capital expenditures	$1.1	$136.2		$137.3	$0.1	$177.3	$–	$177.4

Segment assets	$57.1	$2,343.8		$2,400.9	$156.0	$2,473.6	$–	$2,629.6

	Predecessor

	July 1, 2004 through September 22, 2004				September 23, 2004 through March 31, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$377.3	$–	$377.3	$–	$1,012.4	$–	$1,012.4
Premium revenues	72.3	–	–	72.3	174.5	–	–	174.5
Inter-segment revenues	–	6.4	(6.4)	–	–	20.2	(20.2)	–

Total revenues	72.3	383.7	(6.4)	449.6	174.5	1,032.6	(20.2)	1,186.9

Operating expenses - external	61.2	341.3	–	402.5	138.5	915.8	–	1,054.3
Operating expenses - inter-segment	6.4	–	(6.4)	–	20.2	–	(20.2)	–

Total operating expenses	67.6	341.3	(6.4)	402.5	158.7	915.8	(20.2)	1,054.3

Segment EBITDA(1)	4.7	42.4	–	47.1	15.8	116.8	–	132.6

Less:
Interest, net	0.2	9.6	–	9.8	0.1	52.4	–	52.5
Depreciation and amortization	0.6	16.8	–	17.4	2.1	33.5	–	35.6
Minority interests	–	(0.5)	–	(0.5)	–	–	–	–
Equity method income	–	(0.2)	–	(0.2)	–	(0.4)	–	(0.4)
Stock compensation	–	96.7	–	96.7	–	0.4	–	0.4
Debt extinguishment costs	–	62.2	–	62.2	–	–	–	–
Merger expenses	–	23.1	–	23.1	–	0.1	–	0.1
Loss on sale of assets	–	0.6	–	0.6	–	0.4	–	0.4
Monitoring fees	–	–	–	–	–	2.7	–	2.7

Income (loss) before income taxes	$3.9	$(165.9)	$–	$(162.0)	$13.6	$27.7	$–	$41.3

Capital expenditures	$0.7	$29.1		$29.8	$0.4	$107.1		$107.5

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

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway.  As of March 31, 2006, Vanguard estimates its remaining commitments and obligations for all capital projects in process to be approximately $124.5 million.

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

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income before income taxes of $1.9 million and $1.0 million for the three months ended March 31, 2005 and 2006, respectively, and $4.4 million for both the nine months ended March 31, 2005 (combined basis) and 2006.  Vanguard recorded $14.3 million and $20.2 million of charity care deductions during the three months ended March 31, 2005 and 2006, respectively, and $37.7 million and $57.6 million for the nine months ended March 31, 2005 (combined basis) and 2006, respectively.

Governmental Regulation

                Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.   In accordance with its established compliance program policies, in September 2004 Vanguard made a voluntary disclosure to the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) and to the local U.S. Attorney’s Office regarding certain physician lease documentation discrepancies at one of its hospitals. On September 20, 2004 Vanguard was accepted by the OIG into its self-disclosure program in connection with this matter. Although Vanguard never determined that a violation of any laws or regulations had occurred at this hospital, the OIG contended as the result of its investigation that the lease documentation discrepancies led to the Vanguard hospital violating certain federal laws that would subject that hospital to civil monetary penalties, assessments and possible exclusion from participation in the federal healthcare programs.   In order to avoid the uncertainty and expense of litigation and without admitting any liability, Vanguard settled the matter with the OIG in April 2006 by (1) making a settlement payment of approximately $0.8 million to the OIG and (2) entering into with the OIG both a settlement agreement and a certificate of compliance agreement subjecting the Vanguard hospital to certain integrity requirements for the three year period ending April 2009 (continued implementation of its current compliance program, an annual report to the OIG in respect of compliance matters and immediate reporting of federal overpayments, certain violations of law and initiation of certain governmental investigations or legal proceedings as well as prompt repayment of federal overpayments).  Vanguard accrued in a prior period the full amount of the settlement payment.  The settlement payment is considered part of the merger purchase price allocation and is reflected in goodwill on the accompanying condensed consolidated balance sheet as of March 31, 2006. Except for this settled OIG investigation, Vanguard is not aware of any other material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

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

Professional and General Liability Risks

                As is typical in the healthcare industry, Vanguard is subject to potential claims and legal actions in the ordinary course of business including patient care.  Effective June 1, 2002, the Company established a wholly owned captive subsidiary to insure its professional and general liability risks at a $10.0 million retention level.  Vanguard maintains excess coverage on a claims-made basis with third party insurers covering individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.  The captive insurance subsidiary funds claims costs from premium payments received from Vanguard.  Vanguard’s reserve for reported and unreported professional and general liability claims was $53.8 million as of March 31, 2006.  Primarily as a result of improvements in historical loss trends reflected in its periodic actuarial estimate updates, Vanguard reduced its professional and general liability expense by $9.5 million for the quarter and nine months ended March 31, 2005, and $10.8 million and $12.8 million for the quarter and nine months ended March 31, 2006, respectively.  Approximately $4.9 million ($3.0 million net of taxes) and $6.9 million ($4.2 million net of taxes) of the fiscal 2006 quarter to date and year to date adjustments relate to prior fiscal year periods.  Vanguard’s professional liability costs are sensitive to market factors affecting premiums for excess coverage and the quantity and severity of professional liability claims.  Also, Vanguard is exposed to increased payments to malpractice claimants in the event physicians practicing at Vanguard’s hospitals are unable to obtain adequate malpractice insurance or in the event Vanguard employs more physicians.  As Vanguard’s period of ownership of its hospitals lengthens, management expects Vanguard’s professional liability claims payments to increase.

Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee in the amount of $18.0 million, an amount determined based upon Plan membership and capitation premiums received.  As of March 31, 2006, Vanguardmaintained this performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2006.  Vanguard arranged for $5.3 million in letters of credit to collateralize its $18.0 million in surety bonds with the third party insurers.

Variable Interest Entities

                Vanguard is a party to two contractual agreements whereby it may be required to make monthly payments to the developers and managers of two medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016.  Vanguard is currently assessing alternatives to restructure this business arrangement.  Should Vanguard be required to consolidate this variable interest entity (“VIE”) under FIN 46R, its cash flows, results of operations or compliance with debt covenants would not be materially affected.  Should the contract remain in place, Vanguard expects to pay approximately $1.3 million under this contract during the remainder of its term.  The second contract commenced in June 2004 for a period of 12 years.  Vanguard deemed this contract a VIE in which Vanguard is not the primary beneficiary.  The maximum annual amount Vanguard would pay under the contract assuming no changes to current occupancy levels would be approximately $0.6 million.  Vanguard does not expect to pay any material amounts under this contract during the remainder of its term.

12.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2005 and March 31, 2006 and for the three months ended March 31, 2005 and 2006, for the nine months ended March 31, 2005 (combined basis) and 2006, the predecessor period July 1, 2004 through September 22, 2004 and the period September 23, 2004 through March 31, 2005, follow.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 74.0	$ 95.0	$ –	$ 169.0
Accounts receivable, net	–	–	–	258.6	45.4	–	304.0
Inventories	–	–	–	40.9	5.8	–	46.7
Prepaid expenses and other current assets	12.5	–	–	29.8	23.7	(10.7)	55.3

Total current assets	12.5	–	–	403.3	169.9	(10.7)	575.0

Property, plant and equipment, net	–	–	–	1,043.1	88.3	–	1,131.4
Goodwill	–	–	–	729.9	87.3	–	817.2
Intangible assets, net	–	34.5	3.7	2.9	29.2	–	70.3
Investments in consolidated subsidiaries	408.8	–	–	8.8	22.6	(431.4)	8.8
Other assets	18.1	–	–	8.5	0.3	–	26.9

Total assets	$ 439.4	$ 34.5	$ 3.7	$ 2,196.5	$ 397.6	$ (442.1)	$ 2,629.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 110.2	$ 18.7	$ –	$ 128.9
Accrued expenses and other current liabilities	0.5	26.2	–	117.6	65.9	(9.9)	200.3
Current maturities of long-term debt	–	8.0	–	(0.3)	0.7	–	8.4

Total current liabilities	0.5	34.2	–	227.5	85.3	(9.9)	337.6

Other liabilities	0.8	–	–	12.6	77.8	(7.2)	84.0
Long-term debt, less current maturities	–	1,358.7	147.2	0.1	–	–	1,506.0
Intercompany	(263.9)	(1,178.3)	(120.7)	1,469.7	21.0	72.2	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	702.0	(180.1)	(22.8)	486.6	213.5	(497.2)	702.0

Total liabilities and stockholders’ equity	$ 439.4	$ 34.5	$ 3.7	$ 2,196.5	$ 397.6	$ (442.1)	$ 2,629.6

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 526.0	$ 63.3	$ (7.2)	$ 582.1
Premium revenues	–	–	–	11.5	95.7	(8.5)	98.7

Total revenues	–	–	–	537.5	159.0	(15.7)	680.8

Salaries and benefits	0.5	–	–	251.5	33.5	–	285.5
Supplies	–	–	–	100.5	10.9	–	111.4
Medical claims expense	–	–	–	6.6	74.9	(7.2)	74.3
Purchased services	–	–	–	32.3	6.7	–	39.0
Provision for doubtful accounts	–	–	–	41.9	4.4	–	46.3
Other operating expenses	0.1	–	–	35.3	17.9	(8.5)	44.8
Rents and leases	–	–	–	7.6	2.1	–	9.7
Depreciation and amortization	–	–	–	21.1	4.4	–	25.5
Interest, net	–	28.1	4.0	(4.4)	0.1	–	27.8
Management fees	–	–	–	(1.7)	1.7	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	–	–	–	–
Other	–	–	–	(9.8)	(0.2)	–	(10.0)

Total costs and expenses	0.6	28.1	4.0	480.9	156.4	(15.7)	654.3

Income (loss) before income taxes	(0.6)	(28.1)	(4.0)	56.6	2.6	–	26.5
Income tax expense (benefit)	10.9	–	–	–	0.6	(0.6)	10.9
Equity in earnings of subsidiaries	27.1	–	–	–	–	(27.1)	–

Net income (loss)	$ 15.6	$ (28.1)	$ (4.0)	$ 56.6	$ 2.0	$ (26.5)	$ 15.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2005
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,229.1	$ 180.5	$ (19.9)	$ 1,389.7
Premium revenues	–	–	–	31.8	236.7	(21.7)	246.8

Total revenues	–	–	–	1,260.9	417.2	(41.6)	1,636.5

Salaries and benefits	–	–	–	668.1	96.5	–	764.6
Supplies	–	–	–	236.9	31.9	–	268.8
Medical claims expense	–	–	–	20.0	179.0	(19.9)	179.1
Purchased services	–	–	–	69.5	17.1	–	86.6
Provision for doubtful accounts	–	–	–	96.4	13.8	–	110.2
Other operating expenses	0.1	–	–	97.8	46.7	(21.7)	122.9
Rents and leases	–	–	–	16.6	5.1	–	21.7
Depreciation and amortization	–	–	–	45.6	7.4	–	53.0
Interest, net	–	48.3	7.4	4.2	2.4	–	62.3
Management fees	–	–	–	(6.0)	6.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.2	–	–	23.2
Other	–	–	–	2.7	(0.1)	–	2.6

Total costs and expenses	67.3	48.3	7.4	1,270.0	405.8	(41.6)	1,757.2

Income (loss) before income taxes	(67.3)	(48.3)	(7.4)	(9.1)	11.4	–	(120.7)
Income tax benefit	(34.8)	–	–	–	–	–	(34.8)
Equity in earnings of subsidiaries	(53.4)	–	–	–	–	53.4	–

Net income (loss)	$ (85.9)	$ (48.3)	$ (7.4)	$ (9.1)	$ 11.4	$ 53.4	$ (85.9)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,533.1	$ 184.1	$ (21.2)	$ 1,696.0
Premium revenues	–	–	–	34.1	266.0	(25.9)	274.2

Total revenues	–	–	–	1,567.2	450.1	(47.1)	1,970.2

Salaries and benefits	1.1	–	–	733.2	97.3	–	831.6
Supplies	–	–	–	288.1	30.7	–	318.8
Medical claims expense	–	–	–	19.9	198.0	(21.2)	196.7
Purchased services	–	–	–	94.8	18.5	–	113.3
Provision for doubtful accounts	–	–	–	123.9	11.8	–	135.7
Other operating expenses	0.2	–	–	124.2	53.4	(25.9)	151.9
Rents and leases	–	–	–	20.9	5.8	–	26.7
Depreciation and amortization	–	–	–	62.1	12.4	–	74.5
Interest, net	–	81.2	11.7	(11.7)	1.2	–	82.4
Management fees	–	–	–	(4.9)	4.9	–	–
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Other	–	–	–	(6.4)	(0.2)	–	(6.6)

Total costs and expenses	1.4	81.2	11.7	1,444.1	433.8	(47.1)	1,925.1

Income (loss) before income taxes	(1.4)	(81.2)	(11.7)	123.1	16.3	–	45.1
Income tax expense (benefit)	18.6	–	–	–	0.9	(0.9)	18.6
Equity in earnings of subsidiaries	46.5	–	–	–	–	(46.5)	–

Net income (loss)	$ 26.5	$ (81.2)	$ (11.7)	$ 123.1	$ 15.4	$ (45.6)	$ 26.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 323.6	$ 53.7	$ –	$ 377.3
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	333.3	122.7	(6.4)	449.6

Salaries and benefits	–	–	–	246.8	28.6	–	275.4
Supplies	–	–	–	62.8	9.5	–	72.3
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	17.2	4.9	–	22.1
Provision for doubtful accounts	–	–	–	27.1	4.4	–	31.5
Other operating expenses	–	–	–	29.9	13.7	(6.4)	37.2
Rents and leases	–	–	–	4.2	1.5	–	5.7
Depreciation and amortization	–	–	–	15.4	2.0	–	17.4
Interest, net	–	–	–	8.6	1.2	–	9.8
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	430.0	120.8	(6.4)	611.6

Income (loss) before income taxes	(67.2)	–	–	(96.7)	1.9	–	(162.0)
Income tax benefit	(51.3)	–	–	–	–	–	(51.3)
Equity in earnings of subsidiaries	(94.8)	–	–	–	–	94.8	–

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Period September 23, 2004 through March 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 905.5	$ 126.8	$ (19.9)	$ 1,012.4
Premium revenues	–	–	–	22.1	167.7	(15.3)	174.5

Total revenues	–	–	–	927.6	294.5	(35.2)	1,186.9

Salaries and benefits	–	–	–	421.3	67.9	–	489.2
Supplies	–	–	–	174.1	22.4	–	196.5
Medical claims expense	–	–	–	18.1	125.9	(19.9)	124.1
Purchased services	–	–	–	52.3	12.2	–	64.5
Provision for doubtful accounts	–	–	–	69.3	9.4	–	78.7
Other operating expenses	0.1	–	–	67.9	33.0	(15.3)	85.7
Rents and leases	–	–	–	12.4	3.6	–	16.0
Depreciation and amortization	–	–	–	30.2	5.4	–	35.6
Interest, net	–	48.3	7.4	(4.4)	1.2	–	52.5
Management fees	–	–	–	(4.0)	4.0	–	–
Stock compensation	–	–	–	–	–	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	0.1	–	–	0.1
Other	–	–	–	2.7	–	–	2.7

Total costs and expenses	0.1	48.3	7.4	840.0	285.0	(35.2)	1,145.6

Income (loss) before income taxes	(0.1)	(48.3)	(7.4)	87.6	9.5	–	41.3
Income tax expense	16.5	–	–	–	–	–	16.5
Equity in earnings of subsidiaries	41.4	–	–	–	–	(41.4)	–

Net income (loss)	$ 24.8	$ (48.3)	$ (7.4)	$ 87.6	$ 9.5	$ (41.4)	$ 24.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2005
(Combined Basis)
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (85.9)	$ (48.3)	$ (7.4)	$ (9.1)	$ 11.4	$ 53.4	$ (85.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	45.6	7.4	—	53.0
Provision for doubtful accounts	—	—	—	96.4	13.8	—	110.2
Deferred income taxes	(34.8)	—	—	—	—	—	(34.8)
Amortization of loan costs	—	1.7	0.1	0.5	—	—	2.3
Accretion of principal on senior discount notes	—	—	7.3	—	—	—	7.3
(Gain) loss on sale of assets	—	—	—	1.0	—	—	1.0
Stock compensation	—	—	—	97.1	—	—	97.1
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.2	—	—	23.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	53.4	—	—	—	—	(53.4)	—
Accounts receivable	—	—	—	(105.8)	(21.0)	—	(126.8)
Buildup of accounts receivable for acquisitions	—	—	—	(53.2)	—	—	(53.2)
Inventories	—	—	—	(1.2)	(0.3)	—	(1.5)
Prepaid expenses and other current assets	(5.1)	—	—	(12.6)	25.5	—	7.8
Accounts payable	—	—	—	36.7	(2.7)	—	34.0
Accrued expenses and other liabilities	(2.5)	28.8	—	3.5	15.8	—	45.6
Net cash provided by (used in) operating activities	(7.7)	(17.8)	—	117.1	49.9	—	141.5
Investing activities:						—
Acquisitions	(51.2)	—	—	(87.4)	—	—	(138.6)
Capital expenditures	—	—	—	(124.7)	(12.6)	—	(137.3)
Purchases of short-term investments	—	—	—	(87.8)	—	—	(87.8)
Sales of short-term investments	—	—	—	107.8	—	—	107.8
Proceeds from asset dispositions	—	—	—	0.7	—	—	0.7
Other	6.7	—	—	(12.7)	(27.0)	27.0	(6.0)
Net cash provided by (used in) investing activities	(44.5)	—	—	(204.1)	(39.6)	27.0	(261.2)
Financing activities:
Proceeds from long-term debt	1,324.7	—	—	—	—	—	1,324.7
Payments of long-term debt and capital leases	(682.0)	(2.8)	—	(3.0)	(0.5)	—	(688.3)
Payments of loan costs and debt termination fees	(44.1)	—	—	—	—	—	(44.1)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from common stock issuances	495.5	—	—	—	—	—	495.5
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	(76.3)	20.6	—	104.1	(21.4)	(27.0)	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	53.0	17.8	—	109.1	(21.9)	(27.0)	131.0
Net increase (decrease) in cash and cash equivalents	0.8	—	—	22.1	(11.6)	—	11.3
Cash and cash equivalents, beginning of period	—	—	—	(24.8)	74.9	—	50.1
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (2.7)	$ 63.3	$ —	$ 61.4

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 26.5	$ (81.2)	$ (11.7)	$ 123.1	$ 15.4	$ (45.6)	$ 26.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	62.1	12.4	—	74.5
Provision for doubtful accounts	—	—	—	123.9	11.8	—	135.7
Deferred income taxes	16.7	—	—	—	—	—	16.7
Amortization of loan costs	—	2.8	0.2	—	—	—	3.0
Accretion of principal on senior discount notes	—	—	11.5	—	—	—	11.5
(Gain) loss on sale of assets	—	—	—	(12.0)	—	—	(12.0)
Stock compensation	1.1	—	—	—	—	—	1.1
Debt extinguishment costs	0.1	—	—	—	—	—	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(46.5)	—	—	—	—	46.5	—
Accounts receivable	—	—	—	(143.6)	(10.6)	—	(154.2)
Inventories	—	—	—	(3.3)	—	—	(3.3)
Prepaid expenses and other current assets	10.6	—	—	(29.9)	29.4	—	10.1
Accounts payable	—	—	—	(16.1)	2.1	—	(14.0)
Accrued expenses and other liabilities	(11.1)	11.8	—	18.6	(24.6)	(0.9)	(6.2)
Net cash provided by (used in) operating activities	(2.6)	(66.6)	—	122.8	35.9	—	89.5
Investing activities:						—
Acquisitions	—	—	—	(0.4)	—	—	(0.4)
Capital expenditures	—	—	—	(170.6)	(6.8)	—	(177.4)
Purchase of short-term investments	—	—	—	—	(98.4)	—	(98.4)
Sales of short-term investments	—	—	—	—	98.4	—	98.4
Proceeds from asset dispositions	—	—	—	34.8	—	—	34.8
Other	—	—	—	(22.7)	(0.2)	22.6	(0.3)
Net cash provided by (used in) investing activities	—	—	—	(158.9)	(7.0)	22.6	(143.3)
Financing activities:
Proceeds from long-term debt	—	175.0	—	—	—	—	175.0
Payments of long-term debt and capital leases	—	(28.1)	—	(0.9)	(0.3)	—	(29.3)
Payments of loan costs and debt termination fees	—	—	—	(0.6)	—	—	(0.6)
Exercise of stock options	0.1	—	—	—	—	—	0.1
Payments to retire stock and stock options	(0.1)	—	—	—	—	—	(0.1)
Repurchase of equity incentive units	(1.5)	—	—	—	—	—	(1.5)
Cash provided by (used in) intercompany activity	3.3	(80.3)	—	117.5	(17.9)	(22.6)	—
Net cash provided by (used in) financing activities	1.8	66.6	—	116.0	(18.2)	(22.6)	143.6
Net increase (decrease) in cash and cash equivalents	(0.8)	—	—	79.9	10.7	—	89.8
Cash and cash equivalents, beginning of period	0.8	—	—	(5.9)	84.3	—	79.2
Cash and cash equivalents, end of period	$ —	$ —	$ —	$ 74.0	$ 95.0	$ —	$ 169.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (110.7)	$ —	$ —	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	15.4	2.0	—	17.4
Provision for doubtful accounts	—	—	—	27.1	4.4	—	31.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	—	—	0.5	—	—	0.5
Accretion of principal on senior discount notes	—	—	—	—	—	—	—
(Gain) loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	94.8	—	—	—	—	(94.8)	—
Accounts receivable	—	—	—	(37.2)	(4.9)	—	(42.1)
Inventories	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(14.7)	10.8	—	2.4
Accounts payable	—	—	—	41.9	(0.5)	—	41.4
Accrued expenses and other liabilities	(1.1)	—	—	(1.8)	9.9	—	7.0
Net cash provided by operating activities	5.6	—	—	49.9	23.3	—	78.8
Investing activities:
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(26.8)	(3.0)	—	(29.8)
Sales of short-term investments	—	—	—	30.0	—	—	30.0
Proceeds from asset sales	—	—	—	0.5	—	—	0.5
Other	—	—	—	0.4	(0.3)	—	0.1
Net cash provided by (used in) investing activities	(50.8)	—	—	4.1	(3.3)	—	(50.0)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.4)	(0.3)	—	(683.9)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	64.8	—	—	(51.1)	(13.7)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.5	—	—	(51.5)	(14.0)	—	(20.0)
Net increase in cash and cash equivalents	0.3	—	—	2.5	6.0	—	8.8
Cash and cash equivalents, beginning of period	—	—	—	(24.8)	74.9	—	50.1
Cash and cash equivalents, end of period	$ 0.3	$ —	$ —	$ (22.3)	$ 80.9	$ —	$ 58.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Period September 23, 2004 through March 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 24.8	$ (48.3)	$ (7.4)	$ 87.6	$ 9.5	$ (41.4)	$ 24.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	30.2	5.4	—	35.6
Provision for doubtful accounts	—	—	—	69.3	9.4	—	78.7
Deferred income taxes	16.1	—	—	—	—	—	16.1
Amortization of loan costs	—	1.7	0.1	—	—	—	1.8
Accretion of principal on senior discount notes	—	—	7.3	—	—	—	7.3
Loss on sale of assets	—	—	—	0.4	—	—	0.4
Stock compensation	—	—	—	0.4	—	—	0.4
Merger expenses	—	—	—	0.1	—	—	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(41.4)	—	—	—	—	41.4	—
Accounts receivable	—	—	—	(68.6)	(16.1)	—	(84.7)
Buildup of accounts receivable for acquisitions	—	—	—	(53.2)	—	—	(53.2)
Inventories	—	—	—	(1.2)	—	—	(1.2)
Prepaid expenses and other current assets	(11.4)	—	—	2.1	14.7	—	5.4
Accounts payable	—	—	—	(5.2)	(2.2)	—	(7.4)
Accrued expenses and other liabilities	(1.4)	28.8	—	5.3	5.9	—	38.6
Net cash provided by (used in) operating activities	(13.3)	(17.8)	—	67.2	26.6	—	62.7
Investing activities:
Acquisitions, including working capital settlements	(0.4)	—	—	(87.4)	—	—	(87.8)
Capital expenditures	—	—	—	(97.9)	(9.6)	—	(107.5)
Purchases of short-term investments	—	—	—	(87.8)	—	—	(87.8)
Sales of short-term investments	—	—	—	77.8	—	—	77.8
Proceeds from asset dispositions	—	—	—	0.2	—	—	0.2
Other	6.7	—	—	(13.1)	(26.7)	27.0	(6.1)
Net cash provided by (used in) investing activities	6.3	—	—	(208.2)	(36.3)	27.0	(211.2)
Financing activities:
Proceeds from long-term debt	150.0	—	—	—	—	—	150.0
Payments of long-term debt and capital leases	1.2	(2.8)	—	(2.6)	(0.2)	—	(4.4)
Payments of loan costs and debt termination fees	(3.2)	—	—	—	—	—	(3.2)
Proceeds from issuance of common stock	0.6	—	—	—	—	—	0.6
Cash provided by (used in) intercompany activity	(141.1)	20.6	—	155.2	(7.7)	(27.0)	—
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Net cash provided by (used in) financing activities	7.5	17.8	—	160.6	(7.9)	(27.0)	151.0
Net increase (decrease) in cash and cash equivalents	0.5	—	—	19.6	(17.6)	—	2.5
Cash and cash equivalents, beginning of period	0.3	—	—	(22.3)	80.9	—	58.9
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (2.7)	$ 63.3	$ —	$ 61.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods prior to and subsequent to the merger (as discussed below).  We have presented the information for the nine months ended March 31, 2005 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of operating results to the current year period and have discussed the merger-related items recorded during the nine months ended March 31, 2005. You should read this discussion together with our unaudited condensed consolidated financial statements and related notes included within this report.

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

Merger Transaction

                On September 23, 2004, certain affiliates of The Blackstone Group (collectively “Blackstone”) purchased approximately 66% of our equity interests (the “merger”). Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) purchased the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the merger, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes (we repaid the remaining $1.0 million in October 2005), our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the merger by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under new senior secured credit facilities (the “merger credit facilities”) and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of senior management also purchased $5.7 million of the equity incentive units in VHS Holdings LLC.  The merger credit facilities included a $250.0 million revolving credit facility, of which $38.8 million of capacity was utilized for letters of credit as of March 31, 2006.  The merger credit facilities also included $325.0 million in delayed draw term loan facilities. We borrowed $60.0 million under the delayed draw term loan facilities to finance the acquisition of three acute-care hospitals and related healthcare businesses in Massachusetts from subsidiaries of Tenet Healthcare Corporation on December 31, 2004, and we borrowed $90.0 million on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We borrowed the remaining $175.0 million under the delayed draw term loan facilities during September 2005.

Executive Overview

                We own and operate 19 hospitals with a total of 4,587 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts.  We also own three health plans as detailed in the following table.

		March 2006
Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	97,900
Abrazo Advantage (“AA”) – managed Medicare and Dual Eligible	Arizona	3,700
MacNeal Health Providers (“MHP”) – capitated outpatient services	Illinois	45,600

		147,200

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

•

Expanding the spectrum of healthcare services provided by our facilities.  Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused healthcare networks provides us greater flexibility in implementing broader service offerings in an efficient manner.  As we expand our service offerings and grow patient volumes, we seek to recruit and retain physicians and nurses and to invest resources in capital projects including upgrading our existing facility framework and expanding facilities.  Expanding facilities may include constructing new facilities or increasing capacities at existing facilities.  For example, during 2003, we built West Valley Hospital in underserved western metropolitan Phoenix.  Also, construction has begun or is in the planning stages that will increase capacities at seven of our hospitals in San Antonio and metropolitan Phoenix.  We have spent approximately $205.0 million related to six of these expansion projects through March 31, 2006 and expect to spend approximately an additional $129.7 million through fiscal 2008 for these six projects.

•

Fostering a partnership culture with physicians and healthcare professionals.  We believe that the keys to providing the most effective and efficient healthcare services are effective recruiting and retention programs, continual training and education support for physicians and other healthcare professionals and maintenance of facilities and equipment that are desirable vehicles for the practice of medicine including development of physician office buildings on or near our campuses.  Our residency programs with the University of Chicago School of Medicine at our MacNeal and Weiss hospitals in metropolitan Chicago, Illinois, demonstrate our commitment to professional development for physicians and other healthcare professionals.  We believe these initiatives will serve as a cornerstone to build partnering relationships with employees and physicians to ensure we have the expertise necessary to carry out our mission in all areas of our healthcare facilities.  We also intend to increase our participation, consistent with applicable laws, in the development of joint venture partnerships with physicians in those situations where such relationships fit our strategic objectives.

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

                Although we expect the above initiatives to increase our patient volumes, the following risk factors could offset those increases to revenues:

•

Managed care, Medicare and Medicaid revenues are significant to our business and are all subject to pricing pressures.  During the nine months ended March 31, 2005 and 2006, managed care (including Medicare and Medicaid managed care plans and commercial plans), Medicare and Medicaid payers accounted for 51.1%, 30.6% and 6.6% and 54.2%, 28.7% and 7.2%, respectively, of patient service revenues.  We continue to aggressively renegotiate managed care contracts in order to improve pricing for the healthcare services we provide.  Managed care payers are subject to cost pressures that often complicate our renegotiation efforts.  After renegotiating contracts with improved reimbursement, we have, in some cases, experienced volume declines from managed care payers.  Management continually reviews its portfolio of managed care relationships and attempts to balance pricing and volume issues.  However, as long as strong competition remains in the markets we serve, these challenges will continue.  Our future operating results and cash flows could be materially adversely affected to the extent we are unable to improve reimbursement and maintain patient volumes.  We are also at risk for highly acute cases reimbursed by payers under pre-determined, fixed rates such as Medicare diagnosis related group payments.

•

Many procedures once performed exclusively on an inpatient basis at hospitals are now being provided on an outpatient basis.  Advances in technology and the focus of payers on treating lower acuity patients in a less expensive setting have driven the increase in outpatient utilization.  During the nine months ended March 31, 2005 and 2006, 67.0% and 66.8%, respectively, of total surgeries performed in our facilities were performed on an outpatient basis.  Outpatient revenues as a percentage of total gross patient revenues were 37.4% and 39.9% during the nine months ended March 31, 2005 and 2006, respectively.  The significance of outpatient utilization is offset somewhat by the aging of the baby boomer population, which we expect to increase demand for inpatient services in the long-term.  Typically, the payments we receive for outpatient procedures are less than those for the same procedures performed in an inpatient setting.  Additionally, even our less expensive outpatient surgery volumes are threatened by an increasing number of outpatient surgery centers and specialty hospitals that have commenced operations in the past few years.  We anticipate that competition for outpatient services will remain intense during the foreseeable future.

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

                On December 31, 2004, certain of our subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation.  We paid $87.7 million, including the base purchase price of $103.5 million for the property, plant and equipment and investments of the Massachusetts hospitals less $15.8 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  We funded the purchase price by borrowing $60.0 million of the $150.0 million acquisition delayed draw term facility under the merger credit facilities and by using $27.7 million of cash on hand.  We invested an additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts hospitals.  On February 18, 2005, we borrowed the remaining $90.0 million available to us under the acquisition delayed draw term loan facility to fund the working capital build-up at the Massachusetts hospitals and to fund capital expenditures at the Massachusetts hospitals and our other hospitals.  Operating results for the Massachusetts hospitals are included in our condensed consolidated statements of operations for the three months ended March 31, 2005 and 2006 and the nine months ended March 31, 2006.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the nine months ended March 31, 2006, we experienced a 9.5% increase in discharges and a 15.0% increase in hospital adjusted discharges compared to the prior year period primarily due to the acquisition of the Massachusetts hospitals.  On a same hospital basis, period over period discharges decreased by 3.2% while hospital adjusted discharges decreased by 1.7%.

                The following table provides details of discharges by payer for the quarter and nine months ended March 31, 2006 compared to the prior year periods.

	Quarter ended March 31,				Nine months ended March 31,

	2005		2006		2005		2006

Medicare	15,478	32.0%	13,786	29.8%	38,436	30.8%	40,623	29.7%
Medicaid	5,464	11.3%	5,897	12.7%	15,209	12.1%	17,920	13.1%
Managed care	25,153	52.0%	24,548	52.9%	65,688	52.6%	71,445	52.3%
Self pay	1,462	3.0%	1,404	3.0%	3,843	3.1%	4,537	3.3%
Other	806	1.7%	743	1.6%	1,694	1.4%	2,176	1.6%

Total	48,363	100.0%	46,378	100.0%	124,870	100.0%	136,701	100.0%

                We attribute the decrease in same hospital discharges to a general reduction in demand for inpatient healthcare services during the current year period.  We expect our inpatient volumes to improve over the long-term as a result of service expansion initiatives including complementary subacute services, new contracts negotiated with certain managed care providers and our market-driven management strategies.  We also expect that as we complete our significant expansion projects volumes will improve at facilities where growth is currently restrained by physical plant limitations and patient throughput inefficiencies.  However, the success of each of our growth initiatives is dependant upon maintaining the community’s confidence in our services and staying ahead of our competition in the markets we serve, and continued weakened demand for healthcare services could negate these growth initiatives in the short term.

                The majority of our revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our revenues.  Patient revenues per adjusted hospital discharge increased 6.5% from $6,926 during the nine months ended March 31, 2005 to $7,376 during the nine months ended March 31, 2006.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts, improved Medicare reimbursements and changes in the mix of services provided  Our Medicare patient revenues per adjusted discharge increased during the current year period primarily due to the fiscal 2006 Medicare market basket update of 3.7% for diagnosis related group payments.  Additionally, the ability of our hospitals to provide the appropriate mix of services having favorable reimbursement structures and meeting the needs of our patients impacts this statistic.  Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts.  On a same hospital basis, patient revenues per adjusted hospital discharge increased by 7.5% to $7,430 during the current year period from $6,912 during the prior year period.  We cannot be sure that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                We recognize premium revenues from our three health plans, PHP, AA and MHP. AA commenced operations on January 1, 2006 to provide healthcare services for Medicare recipients and for those individuals eligible for Medicare who also receive full Medicaid benefits. As of March 31, 2006, approximately 3,700 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership decreased to approximately 97,900 at March 31, 2006 compared to approximately 99,500 at December 31, 2005. Premium revenues from these three plans increased by $27.4 million or 11.1% during the nine months ended March 31, 2006 compared to the prior year period.  This increase resulted primarily from the increased per member per month reimbursement from AA during our third fiscal quarter. PHP’s per member per month reimbursement rate also increased effective October 1, 2005. We do not anticipate a significant increase in membership for our health plan reporting segment during the current fiscal year but could realize significant membership increases during future fiscal years.  PHP’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) was renewed during fiscal 2004 for the three-year period ending September 30, 2006, with an option for AHCCCS to renew the contract for two additional one-year periods thereafter.  AA’s contract with the Centers for Medicare and Medicaid Services (“CMS”) went into effect on January 1, 2006 for a term of one year with a provision for successive year renewals.  Should the PHP contract terminate, our future operating results and cash flows could be materially reduced.

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

March 31, 2005	0-90 days(3)	91-180 days	Over 180 days	Total

Medicare	$108.5	$3.8	$2.2	$114.5
Medicaid	41.3	7.8	5.9	55.0
Managed Care	220.6	18.4	10.7	249.7
Self Pay(1)	52.3	37.3	10.8	100.4
Other	17.6	2.4	1.3	21.3

Total(2)	$440.3	$69.7	$30.9	$540.9

June 30, 2005	0-90 days(3)	91-180 days(3)	Over 180 days	Total

Medicare	$95.9	$5.5	$2.3	$103.7
Medicaid	43.1	12.1	7.3	62.5
Managed Care	204.1	21.2	10.1	235.4
Self Pay(1)	53.8	45.4	10.0	109.2
Other	17.8	6.0	1.8	25.6

Total(2)	$414.7	$90.2	$31.5	$536.4

March 31, 2006	0-90 days(3)	91-180 days(3)	Over 180 days(3)	Total

Medicare	$97.2	$4.5	$3.0	$104.7
Medicaid	46.4	8.8	6.3	61.5
Managed Care	217.0	21.4	11.1	249.5
Self Pay(1)	58.0	47.9	12.2	118.1
Other	16.0	4.7	2.6	23.3

Total(2)	$434.6	$87.3	$35.2	$557.1

____________________
(1)           Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer.
                If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category.

(2)           The total accounts receivable balances reflected on these tables differ from the net accounts receivable balances as stated on the consolidated balance sheets for those respective periods because the balance sheet accounts receivable amounts are reduced by manual contractual allowances for unbilled patient accounts, certain billed patient accounts and for cash payments received but not posted to patient accounts, whereas those deductions are not reflected on the aging reports.  The table below provides a reconciliation of these amounts.
(3)           Includes accounts receivable balances for the Massachusetts hospitals acquired on December 31, 2004.

	June 30, 2005	March 31, 2006

	(In millions)

Accounts receivable per aging report	$536.4	$557.1
Less: Allowance for doubtful accounts	(90.1)	(101.6)
Less: Manual contractual allowances for unbilled patient accounts	(116.1)	(117.0)
Less: Manual contractual allowances for certain billed patient accounts	(36.0)	(24.6)
Less: Unposted cash receipts and other	(8.2)	(9.9)

Net accounts receivable reflected on the consolidated balance sheets	$286.0	$304.0

                Our combined allowance for doubtful accounts and allowance for charity care represented 85.8%, 90.5% and 94.4% of self-pay accounts receivable as of March 31, 2005, June 30, 2005 and March 31, 2006, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections increased by 5.2% on a same hospital basis during the nine months ended March 31, 2006 compared to the prior year period.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines.  During the quarters ended March 31, 2005 and 2006, we deducted $14.3 million and $20.2 million of charity care from gross charges, respectively.  During the nine months ended March 31, 2005 and 2006, we deducted $37.7 million and $57.6 million of charity care from gross revenues, respectively.

                Medicaid Funding Cuts

                Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts.   These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions.  In some instances, state budgetary issues have resulted in payments delays to our facilities.  Additionally, the U.S. Congress recently passed legislation to reduce future spending for federal Medicaid matching funds provided to states.  We are unable to assess the financial impact of enacted or proposed state or federal funding cuts at this time.

                Volatility of Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims up to $10.0 million.  We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of professional and general liability insurance is sensitive to the volume and severity of cases reported.  Increased malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  On the other hand, some states, including Texas and Illinois in which we operate hospitals, have recently passed tort reform legislation placing limits on non-economic damages.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

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

Update of Critical Accounting Policies and Estimates

                The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical accounting policies because they involve the most subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance:  revenues and revenue deductions, allowance for doubtful accounts and provision for doubtful accounts, insurance reserves, medical claims reserves and income taxes. The following paragraphs provide an updated discussion of the nature and application of our critical accounting policies and estimates from the information set forth in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

                Revenues and Revenue Deductions

                We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations for the Medicare and various Medicaid programs. We manually calculate contractual allowances for unbilled patient accounts at each balance sheet date and for instances in which information system limitations prevent the recording of contractual adjustments directly to the patient account at the time of billing.  Otherwise, our information systems post the estimated contractual adjustments directly to the patient accounts at the time of billing and reduce the outstanding balances included in our accounts receivable aging schedule.  All contractual deduction estimates are adjusted to actual upon receipt of payment.  Hospital business office personnel continually monitor the individual patient account adjustments and make corrections as needed to the contractual allowance estimates.  Based on this continual monitoring and the fact that most contractual allowances are based on defined formulas, we do not believe that variances between initial contractual allowance estimates and ultimate contractual adjustments are significant. As of June 30, 2005 and March 31, 2006, manual contractual allowances were approximately $152.1 million and $141.6 million, respectively.

                We derive most of our patient service revenues from healthcare services provided to patients with Medicare or managed care insurance coverage. For the nine months ended March 31, 2005 and 2006, managed care (including commercial insurance) revenues accounted for 51.1% and 54.2% of net patient revenues, respectively. For those same periods, Medicare revenues represented 30.6% and 28.7% of net patient revenues, respectively, while Medicaid revenues represented 6.6% and 7.2% of net patient revenues, respectively. Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, we have no individual payer that represents more than 10% of patient service revenues, either on a gross or net basis.

                Medicare regulations and our principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from our estimates. We make our estimates of amounts owed to or receivable from the Medicare program using the best information available to us and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. During the quarters ended March 31, 2005 and 2006, and the nine months ended March 31, 2005 and 2006, we recorded increases to patient service revenues of $1.9 million, $1.0 million, $4.4 million and $4.4 million, respectively, related to changes in estimated third party settlements as a result of receipt of notices of provider reimbursement or final audited cost reports. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.  We believe that future adjustments to our current third party settlement estimates will not significantly impact our results of operations or statement of position.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines published by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines. In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those patients with incomes between 200% and 500% of the federal poverty guidelines. During the quarters ended March 31, 2005 and 2006 and the nine months ended March 31, 2005 and 2006, we deducted $14.3 million, $20.2 million, $37.7 million and $57.6 million of charity care from revenues, respectively.

                During the quarters ended March 31, 2005 and 2006 and the nine months ended March 31, 2005 and 2006, we had premium revenues of $83.7 million, $98.7 million, $246.8 million and $274.2 million, respectively. Our health plans have agreements with AHCCCS, CMS and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of each HMO’s participants and, in the case of the contracts with AHCCCS and CMS, the number of enrollees in PHP and AA, respectively.  Our health plans receive these monthly payments and recognize them as revenues in the month in which members are entitled to healthcare services.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of outstanding receivables is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 24.0% and 25.0% of accounts receivable, net of contractual discounts, as of June 30, 2005 and March 31, 2006, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. We estimate the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 180 days subsequent to discharge date plus a pre-determined percentage of accounts receivable due from patients less than 180 days old. We adjust our estimate as necessary on a quarterly basis using a hindsight calculation that utilizes write-off data from the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also monitor cash collections and self-pay utilization. We believe that our standard policy is flexible to adapt to changing collection and self-pay utilization trends and our procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our future results of operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a contractual allowance for these accounts equal to the actual Medicaid reimbursement rate for that specific state.  We have historically been successful in qualifying approximately 60% of submitted accounts for Medicaid coverage. In the event an account is not successfully qualified for Medicaid coverage, we reclassify the account to the self-pay category, reverse the Medicaid contractual discount and record a self-pay discount equal to the Medicaid contractual discount.  We then include the net account balance in our estimate of the allowance for doubtful accounts.  Because we require patient verification of coverage at the time of admission, reclassifications of Medicare or managed care accounts to self-pay, other than patient coinsurance or deductible amounts, occur infrequently and are not material to our financial statements.

                Insurance Reserves

                Given the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  Effective June 1, 2002, we established a wholly owned captive subsidiary to insure our professional and general liability risks at a $10.0 million retention level. We maintain excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. We self-insure our workers compensations claims up to $1.0 million per claim and purchase excess insurance coverage for claims exceeding $1.0 million.

                We use an independent actuary to estimate our reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including our loss exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment by the independent actuary and changes in these variables could result in significant period over period fluctuations in our estimates.  During previous years, we updated our actuarial estimate on an annual basis during our third fiscal quarter.  During fiscal 2006, we updated our actuarial estimate during both the first and third fiscal quarters, which we intend to continue to do in future fiscal year periods.

                During the quarter ended March 31, 2005, as a result of improved historical loss trends reflected in our annual actuarial report, we recorded a $9.5 million reduction in our professional and liability expense.  This pattern of improved historical loss trends continued when we received our updated actuarial estimates during fiscal 2006.  Accordingly, we reduced our professional and general liability expense by $10.8 million and $12.8 million during the quarter and nine months ended March 31, 2006, respectively, as a result of the improved historical loss trends, positive case reserve development and premiums adjustments.  Approximately $4.9 million and $6.9 million of the quarter to date and year to date fiscal 2006 adjustments related to prior year periods.  We are unable to determine the impact of these adjustments to each quarter of the current fiscal year.  Given the fact that we have operated our hospitals for relatively short periods of time, we expect that additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures.

                Medical Claims Reserves

                During the nine months ended March 31, 2005 and 2006, medical claims expense was approximately $179.1 million and $196.7 million, respectively, primarily representing medical claims of PHP enrollees.  Medical claims expense as a percentage of premium revenues decreased to 71.7% during the nine months ended March 31, 2006 compared to 72.6% during the prior year period.  During the current year period, we recorded a $4.4 million reduction to the medical claims reserve at PHP based upon newly updated historical claims payment information.  We estimate our reserve for medical claims incurred but not reported using internal models that consider historical claims experience, number of enrollees and type of service provided.  During the current year period, we began utilizing an independent third party actuary to supplement our internal analysis.  Additionally, we reserve for expected future payments related to members who qualify for special coverage under AHCCCS guidelines.  These reserve estimates are especially sensitive to recurring adjustments due to the additional burden of separately tracking the members provided this coverage and the unique calculations required by these guidelines.  The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $51.2 million and $41.1 million as of June 30, 2005 and March 31, 2006, respectively.  The significant decrease in the reserve balance was due to the reserve adjustment previously discussed and an acceleration of claims payments during the current year period.  While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the demand for and costs of healthcare services.

Selected Operating Statistics

The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Quarter ended March 31,		(Unaudited) Nine months ended March 31,

Actual:	2005	2006	2005	2006

Number of hospitals at end of period	19	19	19	19
Number of licensed beds at end of period	4,518	4,587	4,518	4,587
Discharges (a)	48,363	46,378	124,870	136,701
Adjusted discharges - hospitals (b)	74,957	71,402	188,371	216,691
Net revenue per adjusted discharge - hospitals (c)	$6,990	$7,715	$6,926	$7,376
Patient days (d)	214,373	211,088	531,159	604,249
Adjusted patient days - hospitals (e)	332,253	324,983	801,272	957,823
Average length of stay (days) (f)	4.43	4.55	4.25	4.42
Outpatient surgeries (g)	21,062	20,187	52,854	60,585
Emergency room visits (h)	167,605	159,549	426,646	484,152
Occupancy rate (i)	52.7%	51.5%	47.5%	48.5%
Average daily census (j)	2,382.0	2,345.0	1,939.0	2,205.0
Member lives (k)	146,800	147,200	146,800	147,200
PHP/AA average member lives (l)	99,300	101,800	98,500	100,200
Medical claims percentage (m)	74.3%	75.3%	72.6%	71.7%

	(Unaudited) Nine months ended March 31,

Same hospital:	2005	2006

Number of hospitals at end of period	16	16
Total revenues (in millions) (n)	$1,515.0	$1,608.6
Discharges (o)	116,377	112,599
Adjusted discharges - hospitals (p)	172,105	169,238
Net revenue per adjusted discharge - hospitals (q)	$6,912	$7,430
Average length of stay (days) (r)	4.20	4.37
Outpatient surgeries (s)	48,060	45,983
Emergency room visits (t)	398,863	400,196

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

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(j)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(k)	Member lives represent the total number of enrollees in our Arizona prepaid managed health plans and our Chicago managed care organization as of the end of the respective periods.

(l)	PHP/AA average member lives represents the average number of enrollees in combined PHP/AA during the each of the respective periods presented.

(m)	Medical claims percentage is calculated by dividing medical claims expense by premium revenues.

(n)	Same hospital total revenues represent revenues from entities owned (including health plans) for the entire nine-month periods of both years presented.

(o)	Same hospital discharges represent discharges for hospitals owned for the entire nine-month periods of both years presented.

(p)

Same hospital adjusted discharges-hospitals is calculated by multiplying discharges by the sum of hospital gross inpatient and outpatient revenues and then dividing the result by hospital gross inpatient revenues for those hospitals owned for the entire nine-month periods of both years presented.

(q)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals for those hospitals owned for the entire nine-month periods of both years presented.  This statistic measures the average net payment expected to be received for a patient’s stay in those hospitals.

(r)	Same hospital average length of stay represents average length of stay for hospitals owned for the entire nine-month periods of both years presented.

(s)

Same hospital outpatient surgeries represent the number of surgeries performed on an outpatient basis (overnight stays not necessary) at hospitals or ambulatory surgery centers owned for the entire nine-month periods of both years presented.

(t)

Same hospital emergency room visits represent the number of patient visits to receive treatment at the emergency departments of hospitals owned for the entire nine-month periods of both years presented regardless of whether an overnight stay is subsequently required.

Results of Operations

                The following tables present summaries of our operating results for the quarters and nine months ended March 31, 2005 and 2006.

	(Unaudited) Quarter ended March 31,

		2005		2006

	Amount		%	Amount	%

	(In millions)

Patient service revenues	$559.3		87.0%	$582.1	85.5%
Premium revenues	83.7		13.0%	98.7	14.5%

Total revenues	643.0		100.0%	680.8	100.0%

Salaries and benefits (includes stock compensation of $0.2 and $0.5, respectively)	271.6		42.2%	285.5	41.9%
Supplies	108.8		16.9%	111.4	16.4%
Medical claims expense	62.2		9.7%	74.3	10.9%
Provision for doubtful accounts	40.2		6.3%	46.3	6.8%
Other operating expenses	86.9		13.5%	93.5	13.7%
Depreciation and amortization	13.1		2.0%	25.5	3.8%
Interest, net	25.4		4.0%	27.8	4.1%
Merger expenses	0.1		0.0%	–	0.0%
Minority interests and other expenses	1.5		0.2%	(10.0)	(1.5)%

Income before income taxes	33.2		5.2%	26.5	3.9%
Provision for income taxes	13.6		2.1%	10.9	1.6%

Net income	$19.6		3.1%	$15.6	2.3%

	(Unaudited) Nine months ended March 31,

	2005		2006

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,389.7	84.9%	$1,696.0	86.1%
Premium revenues	246.8	15.1%	274.2	13.9%

Total revenues	1,636.5	100.0%	1,970.2	100.0%

Salaries and benefits (includes stock compensation of $96.9 and $1.1, respectively)	764.6	46.7%	831.6	42.2%
Supplies	268.8	16.4%	318.8	16.2%
Medical claims expense	179.1	11.0%	196.7	10.0%
Provision for doubtful accounts	110.2	6.8%	135.7	6.9%
Other operating expenses	231.2	14.1%	291.9	14.8%
Depreciation and amortization	53.0	3.3%	74.5	3.8%
Interest, net	62.3	3.8%	82.4	4.2%
Debt extinguishment costs	62.2	3.8%	0.1	0.0%
Merger expenses	23.2	1.4%	–	0.0%
Minority interests and other expenses	2.6	0.1%	(6.6)	(0.4)%

Income (loss) before income taxes	(120.7)	(7.4)%	45.1	2.3%
Provision for income taxes	(34.8)	(2.1)%	18.6	0.9%

Net income (loss)	$(85.9)	(5.3)%	$26.5	1.4%

Quarter ended March 31, 2006 compared to Quarter ended March 31, 2005

           Revenues.  Total revenues increased by $37.8 million during the quarter ended March 31, 2006 compared to the prior year quarter.  We experienced a weakened demand for healthcare services during the current year quarter.  Hospital adjusted discharges, emergency room visits and outpatient surgeries decreased by 4.7%, 4.8% and 4.2%, respectively, during the current year quarter compared to the prior year quarter.  However, we implemented successful service mix strategies and realized improved reimbursement for services provided at our hospitals that resulted in a 10.4% quarter over quarter increase in net revenue per adjusted hospital discharge.  We expect revenues growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased by 17.9% during the current year quarter as a result of the start of AA’s operations on January 1, 2006. During the current year quarter, approximately 3,700 PHP enrollees became eligible for this new plan for which per member per month reimbursement rates are significantly higher than under the traditional AHCCCS Medicaid program. Per member per month reimbursement for PHP also increased effective October 1, 2005.

                We have made considerable progress in negotiations with managed care payers to improve reimbursement for our services during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs.  The acuity of care required by our patients also affects this statistic.  We continually identify and implement services that enable us to meet the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion and patient throughput design improvements, surgery unit expansions, specialty service expansions and primary care development strategies.  Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, endoscopy, orthopedics, telemetry, cardiology, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of primary care clinics.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $654.3 million or 96.1% of total revenues during the current year quarter, compared to 94.8% during the prior year quarter.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.9% during the current year quarter from 42.2% during the prior year quarter. This ratio was positively impacted by the significant increase in premium revenues that do not result in proportionately higher salaries and benefits.

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

•

Supplies.  Supplies as a percentage of total revenues decreased to 16.4% during the current year quarter compared to 16.9% during the prior year quarter. The quarter over quarter improvement in this ratio resulted primarily from our efforts to increase utilization of our group purchasing organization and the quarter over quarter increase in premium revenues that do not result in higher supplies costs. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio.  We continue to streamline our materials management processes, which should help offset increased supplies costs related to high acuity services.  However, price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug-eluting stents, could have a significant adverse impact on future supplies costs.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased to 75.3% during the current year quarter compared to 74.3% during the prior year quarter.  This ratio was impacted by the start of AA operations on January 1, 2006.  Medical claims expense represents the amounts paid by our health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $8.4 million, or 10.2% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter compared to $7.6 million or 10.9% of gross health plan medical claims expense during the prior year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues increased to 8.0% during the current year quarter from 7.2% during the prior year quarter.  During the current year quarter, our self-pay revenues as a percentage of net patient revenues decreased to 8.7% from 10.4% during the prior year quarter due primarily to a 4.0% decrease in quarter over quarter self pay discharges.  Under our hindsight estimation methodology, our provision for doubtful accounts may be adversely affected by delays in the timing of non self-pay account collections period over period.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. During the quarters ended March 31, 2005 and 2006, we recorded $14.3 million and $20.2 million of charity care revenue deductions, respectively.  On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) increased to 11.0% during the current year quarter compared to 9.5% during the prior year quarter.

                Other operating expenses.  Other operating expenses as a percentage of total revenues increased from 13.5% during the prior year quarter to 13.7% during the current year quarter primarily as a result of a change in policy in accounting for out of network payments under capitated payer contracts.  During previous fiscal years, we recorded these payments as revenue deductions.  During the current year quarter, we recorded these payments of $3.7 million as purchased services.

                Income taxes.  Our effective tax rate increased slightly from approximately 41.0% during the prior year quarter to approximately 41.2% during the current year quarter due to nondeductible goodwill associated with the sale of the California medical office buildings in March 2006.

                Net income.  The $4.0 million quarter over quarter decrease in net income resulted primarily from the increase in depreciation and amortization during the current year quarter. This increase resulted from the cumulative adjustment to the carrying value of our property, plant and equipment based upon appraised values from the merger that resulted in unusually low depreciation for the prior year quarter.

Nine months ended March 31, 2006 compared to nine months ended March 31, 2005

                Revenues. Total revenues increased by $333.7 million or 20.4% during the current year period primarily due to our acquisition of the Massachusetts hospitals, while same hospital total revenues improved by $93.6 million primarily due to a 7.5% period over period increase in same hospital net revenue per adjusted hospital discharge. Hospital adjusted discharges increased by 15.0% during the current year period. Emergency room visits and outpatient surgeries increased by 13.5% and 14.6%, respectively, during the current year period. On a same hospital basis, hospital adjusted discharges decreased 1.7%, while emergency room visits increased 0.3%. Same hospital outpatient surgeries decreased 4.3% period over period primarily as a result of our sale of the majority of our partnership interests in an outpatient surgery center in San Antonio to an independent third party during the current year period.

                Premium revenues increased by $27.4 million during the current year period primarily due to the increased reimbursement for AA enrollees and a capitation rate increase for PHP enrollees on October 1, 2005.  Combined PHP and AA average member lives increased slightly from approximately 98,500 during the nine months ended March 31, 2005 to approximately 100,200 during the nine months ended March 31, 2006.  We anticipate that total health plan enrollment will not fluctuate significantly during the foreseeable future but could increase significantly over the long term.

                We continue to negotiate with managed care payers to receive improved reimbursement for our services. We have made considerable progress in these negotiations during the past two years but challenges still remain to adjust these rates to appropriate levels to reflect rising healthcare costs. The acuity of care required by our patients also affects this statistic. We continually identify and implement services that enable us to meet the needs of our patients.

                We continue to implement physician recruitment, emergency department expansion and patient throughput design improvements, surgery unit expansion, specialty service expansions and primary care development initiatives. Current capital projects underway, or initiatives expected to begin during the next 12 months, include expansions and upgraded technology for obstetrics, emergency services, endoscopy, cardiology, orthopedics, telemetry, radiology and general surgery units as well as real estate projects to support hospital buildouts and construction of primary care clinics.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $1,925.1 million or 97.7% of total revenues during the current year period compared to 107.4% during the prior year period.  The prior period costs included significant merger, stock compensation and debt extinguishment costs incurred in connection with the merger.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues decreased to 42.2% during the current year period from 46.7% during the prior year period. During the prior year period, we incurred $96.9 million of stock compensation, including $96.7 million directly related to the merger, compared to only $1.1 million during the current year period.  Absent the impact of stock compensation during both periods, salaries and benefits as a percentage of total revenues increased to 42.2% during the current year period from 40.8% during the prior year period.  This increase resulted from the higher salaries and benefits costs at our Massachusetts hospitals acquired on December 31, 2004, in which approximately 1,500 of our employees are subject to collective bargaining agreements.  On a same hospital basis and exclusive of stock compensation, salaries and benefits as a percentage of total revenues decreased to 39.5% during the current year period from 39.9% during the prior year period due primarily to the significant increase in premium revenues that do not proportionately increase salaries and benefits.

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

•

Supplies.  Supplies as a percentage of total revenues decreased to 16.2% during the current year period compared to 16.4% during the prior year period. On a same hospital basis, supplies as a percentage of total revenues decreased to 15.4% during the current year period compared to 16.3% during the prior year period. We continue to refine our materials management processes including increasing utilization of our group purchasing organization. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio. Price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug-eluting stents, could have a significant adverse impact on future supplies costs.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues decreased to 71.7% during the current year period compared to 72.6% during the prior year period. The decrease during the current year period primarily relates to a $4.4 million cumulative adjustment to reduce our medical claims reserve at PHP in September 2005 based upon updated historical claims payment information.  Absent the impact of this cumulative adjustment, medical claims expense as a percentage of premium revenues was 73.3% during the current year period. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $27.7 million, or 12.3% of gross health plan medical claims expense, were eliminated in consolidation during the current year period compared to $26.6 million or 12.9% of gross health plan medical claims expense during the prior year period.

•

Provision for Doubtful Accounts.  During the current year period, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.0% compared to 7.9% during the prior year period.  During the current year period, our self pay revenues as a percentage of net patient revenues decreased to 9.9% from 11.7% during the prior year period due to lower self pay utilization at our Massachusetts hospitals. Under our hindsight estimation methodology, our provision for doubtful accounts may be adversely affected by delays in the timing of non self-pay account collections period over period.  Collecting outstanding self pay accounts remains difficult, but we have improved our upfront cash collections and succeeded in qualifying patients for coverage under Medicaid or similar programs. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. During the nine months ended March 31, 2005 and 2006, we recorded $37.7 million and $57.6 million of charity care deductions, respectively.  On a combined basis, our provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) increased to 11.0% during the current year period compared to 10.4% during the prior year period.  On a same hospital basis, the combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) increased to 12.0% during the current year period from 10.7% during the prior year period.

                Other operating expenses.  Other operating expenses as a percentage of total revenues increased from 14.1% during the prior year period to 14.8% during the current year period primarily as a result of a change in policy in accounting for out of network payments under capitated payer contracts.  During previous fiscal years, we recorded these payments as revenue deductions.  During the current year period, we recorded these payments of $10.3 million as purchased services.  Also, we experienced increased repairs and maintenance costs during the current year period.

                Income Taxes.  The effective tax rate increased from 28.8% during the prior year period to 41.2% during the current year period.  We were unable to recognize the full tax benefit of the net loss incurred during the nine months ended March 31, 2005 due to certain costs related to the Blackstone transaction being non-deductible for tax purposes.

                Net Income.  The $112.4 million year over year increase in net income resulted from the significant costs and expenses related to the merger, including merger expenses, stock compensation and debt extinguishment costs, incurred during the prior year period.

Liquidity and Capital Resources

                Operating Activities.  At March 31, 2006, we had working capital of $237.4 million, including cash and cash equivalents of $169.0 million. Working capital at June 30, 2005 was $77.7 million.  The increase in working capital was primarily due to cash received from the borrowing of the $175.0 million of delayed draw term loans during September 2005.  Cash provided by operating activities decreased from $141.5 million during the nine months ended March 31, 2005 to $89.5 million during the nine months ended March 31, 2006.  The significant decrease was primarily due to a net paydown of accounts payable and other liabilities of $20.2 million during the current year period compared to a buildup of $79.6 million during the prior year period plus a $22.1 million increase in interest payments during the current year period offset by a $53.2 million buildup in accounts receivable related to the Massachusetts hospitals during the prior year period.

                Investing Activities.  Cash used in investing activities decreased from $261.2 million during the nine months ended March 31, 2005 to $143.3 million during the nine months ended March 31, 2006, primarily as a result of $138.6 million paid during the prior year period for acquisition costs related to the merger and the purchase of the Massachusetts hospitals offset by a $40.1 million period over period increase in capital expenditures.

                We spent $177.4 million for capital expenditures during the nine months ended March 31, 2006.  In May 2004 and July 2005, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix.  We have spent $205.0 million for these projects since inception through March 31, 2006 and expect to spend an estimated additional $129.7 million through fiscal year 2008.  All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of May 1, 2006.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Open

Phoenix
Arrowhead Hospital	Q4 FY 04	Q1 FY 07	100 (5)	✓	✓	✓
Paradise Valley Hospital	Q1 FY 07	Q3 FY 08	22 (4)	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q4 FY 07	39	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q1 FY 07	33 (3)	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q3 FY 07	27

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

                We anticipate spending a total of $260.0 million to $275.0 million in capital expenditures during fiscal 2006 including the $177.4 million spent through March 31, 2006.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash provided by financing activities increased by $12.6 million during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005, primarily as a result of the $175.0 million in term loan borrowings made in September 2005 compared to net cash outflows of $122.9 million for borrowing and financing activities related to merger during the prior year period.

                As of March 31, 2006, we had outstanding $1,514.4 million in aggregate indebtedness, with an additional $211.2 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $38.8 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

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

                The 2005 term loan facility borrowings bear interest at a rate equal to, at our option, either a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum. These rates reflect a savings of 1.00% per annum over the interest rate options for the previous initial term loan facility. The borrowings under the revolving credit facility currently bear interest at a rate equal to, at our option, either a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum.  These rates are subject to an increase of up to 0.50% per annum should our leverage ratio exceed certain designated levels.

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

                As of March 31, 2006, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	1.90x	2.89x
Total leverage ratio limit	6.15x	3.89x
Senior leverage ratio limit	3.75x	1.66x

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

                Capital Resources.  Our debt has increased during the past 18 months as a result of our delayed draw term borrowings. We expect that cash on hand, cash generated from our operations and cash available to us under the revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth during the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our revolving credit facility will be available to enable us to meet these requirements and needs.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of March 31, 2006.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$114.5	$227.4	$225.2	$1,912.1	$2,479.2
Capital lease obligations	0.5	0.1	–	–	0.6
Operating leases	28.8	46.0	29.0	52.1	155.9
Purchase obligations	44.2	–	–	–	44.2
Health claims payable	41.1	–	–	–	41.1
Estimated self-insurance liabilities	18.8	37.2	16.2	5.5	77.7

Subtotal	$247.9	$310.7	$270.4	$1,969.7	$2,798.7

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$95.3	$23.9	$5.4	$14.7	$139.3
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	–	38.8	38.8
Physician commitments	6.2	–	–	–	6.2
Minimum rent revenue commitments	0.2	0.4	0.4	0.9	1.9

Subtotal	$119.7	$24.3	$5.8	$54.4	$204.2

Total obligations and commitments	$367.6	$335.0	$276.2	$2,024.1	$3,002.9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                We are exposed to market risk related to changes in interest rates.  We utilize interest rate swap derivatives from time to time to manage this risk.  We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.  As of March 31, 2006, we had outstanding $791.7 million of senior debt subject to variable interest rates and $722.2 million of outstanding 9.0% Notes and 11.25% Notes subject to fixed interest rates. As of March 31, 2006, the fair values of the 9.0% Notes and the 11.25% Notes were $587.9 million and $159.0 million, respectively.

                In connection with the merger on September 23, 2004, we entered into new senior secured credit facilities comprised of a $475.0 million term loan facility, a $250.0 million revolving facility and delayed draw term loan facilities totaling $325.0 million.  We made $475.0 million in term loan borrowings on September 23, 2004 to fund a portion of the merger, borrowed $60.0 million under the delayed draw term loan facilities on December 31, 2004 to fund a portion of the acquisition purchase price of the Massachusetts hospitals and borrowed $90.0 million under the delayed draw term loan facilities on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We borrowed the remaining $175.0 million under the delayed draw term loan facilities in September 2005.  On September 26, 2005, we repriced and refinanced all the then outstanding term loans with $795.7 million of replacement term loans resulting in 1.00% per annum in interest rate savings over the previous term loan facilities.  As of March 31, 2006, we had utilized $38.8 million of borrowing capacity under the revolving facility for letters of credit.  The weighted average interest rate on our $791.7 million of outstanding term loan borrowings was approximately 6.95% as of March 31, 2006 (LIBOR of 4.70% plus a fixed margin of 2.25%).

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                (a)           During the quarterly period ended March 31, 2006, we issued the securities described below that were not registered under the Securities Act of 1933. The transaction described below was conducted in reliance upon the exemption from registration provided in Rule 701 of the Securities Act for a sale of securities under a written compensatory benefit plan established by the issuer for the participation of its current and former employees. This sale was made without the use of an underwriter, and the certificate evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

                On March 2, 2006, for an aggregate purchase price of $76,000, we issued 76 shares of our common stock to a former employee upon his exercise of vested options which would have otherwise expired 90 days after his termination of employment.

Item 6.    Exhibits.

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 12, 2006                                                                       VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Phillip W. Roe
                                                                                                                                 Phillip W. Roe
                                                                                                                                Senior Vice President, Controller and
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006.

10.2	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006.

10.3

Contract Amendment Number 13, executed on April 4, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.

10.4

Contract Amendment Number 14, executed on April 26, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System.

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