Form 10-K
period 2006-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2006-09-20
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-K
_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☒Yes ☐No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes ☒No

     There were 749,550 shares of registrant’s common stock outstanding as of September 1, 2006 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I		Page
Item 1.	Business.....................................................................................................................................................	1
Item 1A.	Risk Factors...............................................................................................................................................	33
Item 1B.	Unresolved Staff Comments....................................................................................................................	48
Item 2.	Properties...................................................................................................................................................	48
Item 3.	Legal Proceedings.....................................................................................................................................	48
Item 4.	Submission of Matters to a Vote of Security Holders.........................................................................	50

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...................................................................................................	51
Item 6.	Selected Financial Data............................................................................................................................	52
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....	54
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................	78
Item 8.	Financial Statements and Supplementary Data....................................................................................	78
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...	78
Item 9A.	Controls and Procedures.........................................................................................................................	78
Item 9B.	Other Information......................................................................................................................................	78

PART III
Item 10.	Directors and Executive Officers of the Registrant..............................................................................	79
Item 11.	Executive Compensation..........................................................................................................................	82
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................................................................................................................	90
Item 13.	Certain Relationships and Related Transactions.................................................................................	92
Item 14.	Principal Accounting Fees and Services...............................................................................................	94

PART IV
Item 15.	Exhibits and Financial Statement Schedules.........................................................................................	96

SIGNATURES	.....................................................................................................................................................................	97

iii

VANGUARD HEALTH SYSTEMS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

                This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws that are intended to be covered by safe harbors created thereby.  Forward-looking statements are those statements that are based upon management’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information.  These statements are based upon estimates and assumptions made by the Company’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  When used in this annual report on Form 10-K, the words “estimates,” “expects,” ”anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “continues,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements.

                These factors, risks and uncertainties include, among other things, statements relating to:

•	Our high degree of leverage
•	Our ability to incur substantially more debt
•	Operating and financial restrictions in our debt agreements
•	Our ability to successfully implement our business strategies
•	Our ability to successfully integrate our recent and any future acquisitions
•	The highly competitive nature of the healthcare industry
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
•	Potential federal or state reform of healthcare
•	Future governmental investigations
•	Costs associated with HIPAA regulations and other management information systems integrations
•	The availability of capital to fund our corporate growth strategy
•	Potential lawsuits or other claims asserted against us
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
•	Changes in general economic conditions
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
•	The impact of changes to our charity care and self-pay discounting policies
•	Cost of professional and general liability insurance and increases in the quantity and severity of professional liability claims
•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
•	Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
•	The geographic concentration of our operations
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services
•	Potential substantial liabilities arising from unfavorable retrospective reviews by governmental or other payers of the medical necessity of medical procedures performed at our hospitals
•	Lost future revenues from payer contract terminations resulting from their unfavorable retrospective reviews of the medical necessity of medical procedures performed at our hospitals

                See “Item 1A – Risk Factors” for further discussion.  We assume no obligation to update any forward-looking statements.

iv

PART I

Item 1.    Business.

Company Overview

                We own and operate acute care hospitals and complementary outpatient facilities principally located in urban and suburban markets. Since our inception in 1997, we have acquired or developed 19 acute care hospitals which, as of June 30, 2006, had a total of 4,587 beds in the following five locations:

                •  San Antonio, Texas

                •  metropolitan Phoenix, Arizona

                •  metropolitan Chicago, Illinois

                •  Orange County, California

                •  Massachusetts

                Historically, we have concentrated our operations in markets with high population growth and median income in excess of the national average. Our objective is to provide high-quality, cost effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate. During the year ended June 30, 2006, we generated revenues of $2,652.7 million.  During this period 85.9% of our total revenues were derived from acute care hospitals and complementary outpatient facilities.

                Our general acute care hospitals offer a variety of medical and surgical services including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and physical rehabilitation. In addition, certain of our facilities provide on-campus and off-campus services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and respiratory therapy. We also own three strategically important managed care health plans: a Medicaid managed health plan, Phoenix Health Plan, that served approximately 96,700 members as of June 30, 2006 in Arizona; Abrazo Advantage Health Plan, a managed Medicare and dual-eligible health plan that served approximately 3,500 members as of June 30, 2006 who are eligible for both Medicare and Medicaid; and MacNeal Health Providers a preferred provider network that served approximately 46,000 member lives in metropolitan Chicago as of June 30, 2006 under capitated contracts covering only outpatient and physician services.

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

                The Blackstone Group, together with its affiliates (collectively, “Blackstone”), funded the Merger in part by subscribing for and purchasing approximately $494.9 million aggregate amount of (1) Class A membership units in Holdings and (2) common stock of Acquisition Corp. (merged with and into Vanguard), in an amount equal to $125.0 million of such common stock. In addition, Morgan Stanley Capital Partners, together with its affiliates (collectively, “MSCP”), subscribed for and purchased Class A membership units in Holdings by contributing to Holdings a number of shares of Vanguard common stock equal to (1) $130.0 million divided by (2) the per share consideration payable for each share of Vanguard common stock in connection with the Merger.  Certain senior members of management and certain other stockholders of Vanguard (the “Rollover Management Investors”) subscribed for and purchased Class A membership units in Holdings, having an aggregate purchase price of approximately $119.1 million, by (a) paying cash using the proceeds of consideration received in connection with the Merger and/or (b) contributing shares of Vanguard common stock in the same manner as MSCP. Baptist Health Services (“Baptist”), the former owner of our division, Baptist Health System of San Antonio, also purchased $5.0 million of Class A membership units in Holdings. Immediately after completion of the Merger in September 2004, Blackstone, MSCP (together with Baptist) and the Rollover Management Investors held approximately 66.1%, 18.0% and 15.9%, respectively, of the common equity of Vanguard (most of which is indirectly held through the ownership of the Class A membership units in Holdings). Certain members of senior management also purchased $5.7 million of the equity incentive units in Holdings.

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

Our Competitive Strengths

                Concentrated Local Market Positions in Attractive Markets.  We believe that our markets are attractive because of their favorable demographics, competitive landscape, payer mix and opportunities for expansion. Fourteen of our 19 hospitals are located in markets with population growth rates in excess of the national average and all of our acute care hospitals are located in markets in which the median household income is above the national average. For the fiscal year ended June 30, 2006, we derived approximately 60.1% of our total revenues from the high-growth markets of San Antonio and metropolitan Phoenix, in which we own five hospitals and six hospitals, respectively. Our facilities in these markets primarily serve Bexar County, Texas, which encompasses most of the metropolitan San Antonio area and Maricopa County, Arizona, which encompasses most of the metropolitan Phoenix area. The U.S. Census Bureau and other data sources estimate that the population for Bexar County and Maricopa County will grow by 16.7% and 43.3%, respectively, between 2005 and 2020, rates that exceed the projected national average of 13.3%. Our strong market positions provide us with opportunities to offer integrated services to patients, receive more favorable reimbursement terms from a broader range of third party payers and realize regional operating efficiencies.

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

                Strong Management Team with Significant Equity Investment.  Our senior management has an average of more than 20 years of experience in the healthcare industry at various organizations, including OrNda Healthcorp, HCA Inc. and HealthTrust, Inc. Many of our senior managers have been with Vanguard since its founding in 1997, and 12 of our 18 members of senior management have worked together managing healthcare companies for up to 20 years, either continuously or from time to time. In connection with the Merger, our management and certain other shareholders contributed in September 2004 approximately $119.1 million for an approximately 15.9% equity interest in our company. In addition, certain members of senior management also purchased $5.8 million of the equity incentive units in Holdings in September 2004.

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

Business Strategy

                The key elements of our business strategy include the following:

                Continue our Commitment to Quality of Care.  We have implemented and continue to implement various programs to improve the quality of care we provide. We have developed training programs for our staff and share information among our hospital management to implement best practices and assist in complying with regulatory requirements. Corporate support is provided to each hospital to assist with accreditation reviews. We have invested significant resources to develop clinical information systems to allow us to standardize compliance reporting of multiple quality indicators across our facilities. All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving the quality of care. We have appointed licensed physicians in each of our markets to the position of chief medical officer charged with driving best practices and clinical quality to improve the level of satisfaction among physicians and patients and promote cost-efficient provision of care.

                We believe quality of care is becoming an increasingly important factor in governmental reimbursement. We continuously review patient care evaluations and maintain other quality assurance programs to support and monitor quality of care standards and to meet and exceed Medicare and Medicaid accreditation and regulatory requirements. Furthermore, as part of the Medicare Modernization Act, CMS identified three conditions, and 10 measures within those conditions, for which hospitals are encouraged to submit data in order to measure the quality of patient care. Those hospitals who submit quality data for these measures will be entitled to receive a full market basket update. We have submitted quality data reports within all three conditions at all of our hospitals to the CMS National Voluntary Hospital Reporting Initiative, and we have qualified for the maximum allowable reimbursement rate established by CMS for federal fiscal years 2005 and 2006. We expect to continue to participate in the CMS National Voluntary Hospital Reporting Initiative for federal fiscal year 2007 and the foreseeable future. However, further legislation expanded the reporting requirements and increased the penalties for non-compliance for federal fiscal years 2007 and 2008.

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

                To further these strategies, our board of directors has approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix, for which we expect to expend a total of approximately $333.5 million, including approximately $235.8 million already spent through June 30, 2006.

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

                Continue to Develop Favorable Managed Care Relationships.  We plan to increase the number of patients at our facilities and improve our profitability by negotiating more favorable terms with managed care plans. We believe that we are attractive to managed care plans because of the geographic and demographic coverage of our facilities in their respective markets, the quality and breadth of our services and the expertise of our physicians. Further, we believe that as we increase our presence and improve our competitive position in our markets, particularly as we develop our networks of hospitals, we will be even better positioned to negotiate more favorable managed care contracts.

                Grow Through Selective Acquisitions.  We will continue to pursue acquisitions and enter into partnerships or affiliations with other healthcare service providers that either expand our network and presence in our existing markets or allow us to enter new urban and suburban markets. We intend to selectively pursue acquisitions of networks of hospitals and other complementary facilities or single-well positioned facilities where we believe we can improve operating performance, profitability and increase market share. We believe that we will continue to have substantial acquisition opportunities as other healthcare providers choose to divest facilities and as independent hospitals, particularly not-for-profit hospitals, seek to capitalize on the benefits of becoming part of a larger hospital company.

Our Markets

                San Antonio, Texas

                In the San Antonio market, as of June 30, 2006, we owned and operated 5 hospitals with a total of 1,495 licensed beds and related outpatient service locations complementary to the hospitals. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve Bexar County which encompasses most of the metropolitan San Antonio area. The population in Bexar County has grown and is projected to continue to grow well in excess of the national average as illustrated in the following table.

	Bexar County	% increase	U.S. Average	% increase

1990 actual population	1,185,000		248,710,000
2000 actual population	1,393,000	17.5%	281,422,000	13.2%
2005 estimated population	1,518,000	9.0%	296,410,000	5.3%
2010 projected population	1,593,000	4.9%	308,936,000	4.2%
2020 projected population	1,772,000	11.2%	335,805,000	8.7%

                During the years ended June 30, 2005 and 2006, we generated approximately 28.9% and 27.7% of our total revenues, respectively, in this market. In our acquisition agreement for the Baptist Health System we committed to fund not less than $200.0 million in capital expenditures in respect of the acquired businesses in the San Antonio metropolitan area during the first six years of our ownership, with $75.0 million of such expenditures being required in the first two years. By the end of our fiscal year ended June 30, 2005, we had funded or committed to fund all $200.0 million of this capital commitment.

                Metropolitan Phoenix, Arizona

                In the Phoenix market, as of June 30, 2006, we owned and operated 6 hospitals with a total of 1,089 licensed beds and related outpatient service locations complementary to the hospitals, a prepaid Medicaid managed health plan, Phoenix Health Plan (“PHP”), and a managed Medicare and dual-eligible health plan, Abrazo Advantage Health Plan (“AAHP”). Phoenix is the sixth largest city in the U.S. and has been one of the fastest growing major metropolitan areas in recent years. Our facilities primarily serve Maricopa County, which encompasses most of the metropolitan Phoenix area. The table below illustrates the significant historical and projected future growth of Maricopa County compared to the national average.

	Maricopa County	% increase	U.S. Average	% increase

1990 actual population	2,122,000		248,710,000
2000 actual population	3,072,000	44.8%	281,422,000	13.2%
2005 estimated population	3,636,000	18.4%	296,410,000	5.3%
2010 projected population	4,145,000	14.0%	308,936,000	4.2%
2020 projected population	5,210,000	25.7%	335,805,000	8.7%

                During the years ended June 30, 2005 and 2006, exclusive of PHP and AAHP, we generated approximately 22.1% and 20.1% of our total revenues, respectively, in this market. Four of our hospitals in this market were formerly not-for-profit hospitals. We believe that payers will choose to contract with us in order to give their enrollees a comprehensive choice of providers in the western and northeastern Phoenix areas. There have been recent improvements in payer rates generally and the substantial increase in Medicaid eligibility for low income patients provided by Proposition 204, which expanded Medicaid coverage to approximately 400,000 additional individuals in Arizona since January 1, 2001. We believe our network strategy will position us to negotiate rate increases with managed care payers and to develop our six hospitals into a network providing a comprehensive range of integrated services, from primary care to tertiary hospital services, to payers and their patients. In addition, our ownership of the PHP and AAHP will allow us to enroll eligible patients, who would not otherwise be able to pay for their expenses at local hospitals, into our health plan or into other state-approved plans.

                Metropolitan Chicago, Illinois

                In the Chicago metropolitan area, as of June 30, 2006, we owned and operated 2 hospitals with 784 licensed beds, and related outpatient service locations complementary to the hospitals. These hospitals, MacNeal Hospital and Weiss Hospital, are located in areas serving relatively well-insured populations. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the years ended June 30, 2005 and 2006, we generated approximately 17.4% and 14.5%, respectively, of our total revenues in this market.

                We chose MacNeal and Weiss Hospitals, both former not-for-profit facilities, as our first two entries into the largely not-for-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. We believe we have captured a large share of the patients in MacNeal Hospital’s immediate surrounding service area, which encompasses the cities of Berwyn and Cicero, Illinois. MacNeal offers tertiary services such as open heart surgery that patients would otherwise have to travel outside the local community to receive. We have also established a fully-integrated healthcare system at MacNeal and Weiss Hospitals by operating free-standing primary care and occupational medicine centers and a large commercial laboratory and by employing 79 physicians on our medical staffs there, including 42 primary care physicians. Our network of 27 primary care and occupational medicine centers allows us to draw patients to MacNeal and Weiss Hospital from around the metropolitan Chicago area. These hospitals also enjoy the distinction of being two of the few community hospitals in which the prestigious University of Chicago Medical School has placed its medical students and residents. Currently, MacNeal Hospital participates in the University of Chicago’s residency programs in internal medicine, general surgery, obstetrics/gynecology and psychiatry and Weiss Hospital participates in the University of Chicago’s residency program in surgery. In addition, MacNeal Hospital runs a successful free-standing program in family practice, one of the oldest such programs in the state of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. Our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers.

                Orange County, California

                In the Orange County market, as of June 30, 2006, we owned and operated 3 hospitals with a total of 491 licensed beds and related outpatient service locations complementary to the hospitals. Orange County is one of the most economically vibrant regions in the U.S. in terms of income levels and job growth. The following table illustrates the historical and projected future population growth for Orange County, which exceeds or is in line with the national average for each period presented.

	Orange County	% increase	U.S. Average	% increase

1990 actual population	2,411,000		248,710,000
2000 actual population	2,846,000	18.0%	281,422,000	13.2%
2005 estimated population	2,988,000	5.0%	296,410,000	5.3%
2010 projected population	3,267,000	9.3%	308,936,000	4.2%
2020 projected population	3,542,000	8.4%	335,805,000	8.7%

                For the years ended June 30, 2005 and 2006, we generated approximately 8.1%, and 7.0% of our total revenues, respectively, in this market.

                On August 4, 2006, we entered into a definitive agreement to sell all three of our California hospitals, West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital, to Prime Healthcare Services, Inc. and its affiliates for $44.0 million (up to $12.0 million of which will be deposited by the purchaser into an escrow account to be distributed to us in July 2007) excluding adjustments for certain current assets to be acquired less certain liabilities to be assumed.  Closing of this transaction is currently scheduled for approximately September 30, 2006, subject to customary closing conditions. We can give you no assurance that these conditions will be fulfilled and closing will occur as planned by us.

                Massachusetts

                In Massachusetts, as of June 30, 2006, we owned and operated 3 hospitals with a total of 728 licensed beds and related healthcare services complementary to the hospitals.  These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick.  These hospitals were acquired from subsidiaries of Tenet Healthcare Corporation on December 31, 2004.  We believe that opportunities for growth through increased market share exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy.  During the year ended June 30, 2006, the Massachusetts facilities represented 18.4% of our total revenues.

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

                MetroWest Medical Center’s two campus system has a combined total of 380 licensed beds with locations in Framingham and Natick, in the suburbs west of Boston.  These facilities serve communities that are generally well-insured.  Framingham Union Hospital recently completed an emergency room expansion project.  We are also seeking to develop strong ambulatory care capabilities in these service areas, as well as expansion of oncology, radiology and cardiology services.

Our Facilities

                We owned and operated 19 acute care hospitals as of June 30, 2006. The following table contains information concerning our hospitals:

Hospital	City	Licensed Beds	Date Acquired

Texas
Baptist Medical Center	San Antonio	612	January 1, 2003
Northeast Baptist Hospital	San Antonio	291	January 1, 2003
North Central Baptist Hospital	San Antonio	126	January 1, 2003
Southeast Baptist Hospital	San Antonio	175	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	291	January 1, 2003

Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Arrowhead Hospital	Glendale	193	June 1, 2000
Phoenix Baptist Hospital	Phoenix	236	June 1, 2000
Phoenix Memorial Hospital (1)	Phoenix	159	May 1, 2001
Paradise Valley Hospital	Phoenix	163	November 1, 2001
West Valley Hospital (2)	Goodyear	106	September 4, 2003

Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (3)	Chicago	357	June 1, 2002

California
Huntington Beach Hospital	Huntington Beach	131	September 1, 1999
West Anaheim Medical Center	Anaheim	219	September 1, 1999
La Palma Intercommunity Hospital (4)	La Palma	141	April 1, 2000

Massachusetts
MetroWest Medical Center – Leonard Morse Hospital	Natick	125	December 31, 2004
MetroWest Medical Center - Framingham Union Hospital	Framingham	255	December 31, 2004
Saint Vincent Hospital at Worcester Medical Center	Worcester	348	December 31, 2004

Total Licensed Beds		4,587

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

                In addition to the hospitals listed in the table above, as of June 30, 2006, we owned certain outpatient service locations complementary to our hospitals. We also own and operate a limited number of medical office buildings in conjunction with our hospitals which are primarily occupied by physicians practicing at our hospitals.

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

Major Expansion Projects

                In May 2004 and July 2005, our board of directors approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix. We estimate that these projects will cost a total of approximately $333.5 million, including capitalized interest costs.  Through June 30, 2006, we have spent approximately $235.8 million related to these projects and expect to incur the remaining $97.7 million during our next two fiscal years.  All of these projects will result in additional capacity at each of the six hospitals.  In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of September 1, 2006.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms

	Begin	Completed

Phoenix
Arrowhead Hospital	Q4 FY 04	Q1 FY 07	100 (5)	✓	✓	✓
Paradise Valley Hospital	Q1 FY 07	Q3 FY 08	22 (4)	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q4 FY 07	39	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q1 FY 07	33 (3)	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q3 FY 07	27

____________________
(1)	Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project will allow for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of an additional 18 previously licensed beds.
(5)	40 of these beds were added during the fourth quarter of fiscal 2005.

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

                Paradise Valley Hospital

                Paradise Valley Hospital currently has capacity constraints in its labor/delivery rooms, operating rooms and ICU. This facility is located in an area that we believe has relatively high population growth and favorable demographics. In addition, recently completed highway construction improves access to this facility. This expansion project, expected to begin in the first quarter of fiscal 2007 and to be completed in the third quarter of fiscal 2008, adds significant capacity in operating room suites, critical care (ICU) and obstetrics. This project will also allow for a conversion to a largely private room model from a predominately semi-private model. In addition, the expansion will enable the hospital to add more complex clinical programs, such as interventional cardiology, to its service mix. This hospital recently completed major expansions of the emergency room and the radiology suite in separate projects.

                West Valley Hospital

                This project at West Valley Hospital, a facility first opened in September 2003, commenced in the first quarter of fiscal 2006 and is scheduled for completion in the fourth quarter of fiscal 2007. This expansion project will significantly expand the number of medical/surgical beds, the number of ICU beds and emergency room capacity. In addition, the project will provide the facility with the ability to offer a wider range of clinical services.

                North Central Baptist Hospital

                North Central Baptist Hospital is located in an area of San Antonio that we believe has relatively high population growth and favorable demographics. Several areas of the facility, the emergency room, surgery capacity, telemetry, obstetrics, and critical care beds, are currently at functional capacity. We commenced this expansion project during the fourth quarter of fiscal 2004 and it is scheduled for completion in the first quarter of fiscal 2007. This project consists of:

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

                Northeast Baptist Hospital

                This project at Northeast Baptist Hospital has the goal of improving the layout of the facility as well as adding capacity. The project will add medical/surgical beds, ICU beds, emergency room positions, obstetrics, one operating room and a new cardiology center. Construction began on this project late in the fourth quarter of fiscal 2004 and is scheduled for completion in the first quarter of fiscal 2007. This expansion project is expected to result in more private room capacity, and to help reduce or eliminate capacity issues in the emergency room, obstetrics and the ICU.

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

Hospital Operations

                Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services, as well as select tertiary services such as open-heart surgery and level II and III neonatal intensive care. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy. We also provide outpatient services at our imaging centers and ambulatory surgery centers. Certain of our hospitals have a limited number of psychiatric, skilled nursing and rehabilitation beds.

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

	Year Ended June 30,

	2002	2003	2004	2005	2006

Number of hospitals at end of period	10	15	16	19	19
Number of licensed beds at end of period (a)	2,207	3,666	3,784	4,557	4,587
Discharges (b)	75,364	114,327	147,600	171,110	182,386
Adjusted discharges - hospitals (c)	111,692	167,166	215,958	262,780	289,333
Average length of stay (days) (d)	4.1	4.2	4.2	4.3	4.4
Average daily census (e)	837.0	1,309.0	1,693.0	2,005.0	2,199.0
Occupancy rate (f)	46.1%	44.9%	45.0%	48.1%	48.3%
Member lives (g)	122,500	130,700	142,200	146,700	146,200

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)

Represents the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(c)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined inpatient and outpatient volumes and is computed by multiplying discharges by the sum of gross hospital inpatient and outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation enables management to assess hospital volumes by a combined measure of inpatient and outpatient volumes.

(d)	Average length of stay represents the average number of days admitted patients stay in our hospitals.

(e)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(f)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of utilization of inpatient rooms.

(g)	Member lives represents the total number of enrollees in our Arizona prepaid managed health plans and our Chicago capitated health plan as of the end of the respective period.

                The healthcare industry has experienced a general shift during the past few years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admissions to recover over the long-term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through our ambulatory surgery centers in Orange County, California, our interests in diagnostic imaging centers in San Antonio, Texas, our outpatient diagnostic imaging centers in metropolitan Phoenix, Arizona and our network of primary care and occupational medicine centers in metropolitan Chicago, Illinois, along with continued expansion of emergency and outpatient services at our acute hospitals. We have the resources in place or are in the process of procuring the resources, including quality physicians and nursing staff and technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volumes from the baby boomers and have focused on core services including cardiology, neurology, oncology and orthopedics. We have also opened sub-acute units such as rehabilitation and psychiatric services, where appropriate, to meet the needs of our patients while increasing volumes and increasing care management efficiencies.

Phoenix Health Plan, Abrazo Advantage Health Plan and MacNeal Health Providers

                Phoenix Health Plan (“PHP”) is a prepaid Medicaid managed health plan that serves Maricopa, Pinal and Gila counties in the Phoenix, Arizona area. We acquired PHP in connection with the acquisition of Phoenix Memorial Hospital, effective May 1, 2001. We are able to enroll eligible patients in our hospitals into PHP or other local Medicaid managed health plans who otherwise would not be able to pay for their hospital expenses. In addition, we believe that we will increase the availability of medically necessary services to such patients at our hospitals. We believe the volume of patients generated through our health plans will help attract quality physicians to our hospitals.

                For the year ended June 30, 2006, we derived approximately $305.6 million of our total revenues from PHP. PHP had approximately 96,700 enrollees as of June 30, 2006, and derives substantially all of its revenues through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed periodic payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $18.0 million. Since October 1, 2004, Vanguard has maintained this performance guarantee on behalf of PHP in the form of surety bonds totaling $18.0 million with independent third party insurers that expire on October 1, 2006. We were also required to arrange for $5.3 million in letters of credit to collateralize our $18.0 million in surety bonds with the third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us. We currently do not expect a material increase in the amount of the performance guarantee during the next fiscal year.

                Our current contract with AHCCCS commenced on October 1, 2003, and ends on September 30, 2007. AHCCCS has an option to renew this contract for an additional one-year period.

                Effective January 1, 2006, our subsidiary Abrazo Advantage Health Plan (“AAHP”) became a Medicare Advantage Prescription Drug Special Needs Plan provider under a contract with the Centers for Medicare & Medicaid Services (“CMS”). This allows AAHP to offer Medicare and Part D drug benefit coverage for dual-eligible members, or those that are eligible for Medicare and Medicaid. PHP has historically served this type of member through the AHCCCS Medicaid program. As of June 30, 2006, approximately 3,500 members were enrolled in AAHP, most of whom were previously enrolled in PHP. For the year ended June 30, 2006, we derived approximately $21.5 million of our total revenues from AAHP.

                The operations of MacNeal Health Providers (“MHP”) are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2006, we derived approximately $47.9 million of our total revenues from MHP. Substantially all of the revenues of MHP arose from its contracts with health maintenance organizations from whom it took assignment of capitated member lives. As of June 30, 2006, MHP had contracts in effect covering approximately 46,000 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of MHP could decrease significantly if the health maintenance organizations in the metropolitan Chicago area move away from assigning capitated-member lives to health plans like MHP and enter into direct fee-for-service arrangements with healthcare providers.

Sources of Revenues

                We receive payment for patient services from:

                •  the federal government, primarily under the Medicare program;
                •  state Medicaid programs; and

                •  health maintenance organizations, preferred provider organizations, other private insurers and individual patients.

                The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,

Payer Source	2004	2005	2006

Medicare	31%	31%	29%
Medicaid	7	7	7
Managed care plans (1)	44	46	50
Self-pay	12	11	10
Commercial	6	5	4

Total	100%	100%	100%

____________________
(1)	Includes revenues under managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

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

                In June 2004, we adopted policies to expand our then existing charity care and self-pay discount policies. Our expanded policies result in decreased revenues with a somewhat lesser offsetting impact to the provision for doubtful accounts.

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

                Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in recent years and is expected to continue to increase as private and government payers and others increasingly turn to managed care organizations to help control rising healthcare costs. Our markets have experienced significant managed care penetration. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.

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

Employees and Medical Staff

                As of June 30, 2006, we had approximately 19,500 employees, including approximately 2,150 part-time employees. Approximately 1,550 of our employees at our three Massachusetts hospitals are unionized.  Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

                In the industry as a whole, and in our markets, there is currently a shortage of nurses and other medical support personnel. To address the nursing shortage, we have implemented comprehensive recruiting and retention plans for nurses. As part of this plan, we have expanded our nursing schools in San Antonio and Phoenix to attract new students and to provide options for current nurses to advance their careers. We also increased our involvement with other colleges, participated in more job fairs and recruited nurses from abroad. Our recruiting and retention plan also focuses on mentoring, flexible work hours, performance leadership training, quality of care and patient safety and competitive pay and benefits. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. However, we expect our initiatives to help stabilize our nursing resources over time.

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

Compliance Program

                We voluntarily maintain a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. The board of directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. Other features of our compliance program include Regional Compliance Officers who report to our Chief Compliance Officer in all five of our operating regions, initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to examine all of our payments to physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

                A recent focus of our compliance program is the interpretation and implementation of the standards set forth by the Health Insurance Portability and Accountability Act (“HIPAA”) for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we have established a second toll-free hotline dedicated to HIPAA and other privacy matters and placed it in service in April 2003. Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our healthcare facilities and corporate compliance oversight.

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

Insurance

                As is typical in the healthcare industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. For claims incurred on or after June 1, 2002 through May 31, 2006, our wholly owned captive subsidiary insured our professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred on or after June 1, 2006, we self-insure the first $9.0 million of each claim, and the captive subsidiary insures the next $1.0 million. We maintain excess coverage from independent third-party carriers for individual claims exceeding $10.0 million per occurrence up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The captive insurance subsidiary funds its portion of claims costs from proceeds of premium payments received from us.

                The malpractice insurance environment remains volatile. However, some states, including Illinois and Texas, have in recent years passed tort reform legislation to place limits on non-economic damages. Absent significant additional legislation to curb the size of malpractice judgments in the other states, we expect insurance costs to remain volatile for the foreseeable future.

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

                Under the inpatient prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group (“DRG”). The DRG classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The DRG payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on DRG weights multiplied by geographically adjusted federal weights. In the Medicare Modernization Act, Congress equalized the DRG payment rate for urban and rural hospitals at the large urban rate for all hospitals for discharges on or after April 1, 2003.

                Pursuant to regulation, the DRG rates are to be adjusted each federal fiscal year for inflation, but such adjustment has often been affected by new federal legislation. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, for several years the percentage increases to the DRG rates have been lower than the percentage increases in the costs of goods and services purchased by hospitals. Under the Medicare, Medicaid, and SCHIP Benefit Improvement and Protection Act of 2000, the DRG rate increased in the amount of the market basket minus 0.55% for federal fiscal year 2002, the market basket minus 0.55% for federal fiscal year 2003, and the market basket for federal fiscal year 2004. However, the Medicare Modernization Act provides for DRG rate increases for federal fiscal years 2005, 2006 and 2007 at the full market basket, but only if the facility submits data for 10 patient care indicators to the Secretary of Health and Human Services. We currently have the ability to monitor our compliance with the quality indicators and have submitted or intend to submit the quality data required to receive the full market basket pricing update during federal fiscal years 2005, 2006 and 2007. Those hospitals not submitting data on the quality indicators will receive an increase equal to the market basket rate minus 0.40%. Consistent with this law, CMS issued final rules in August 2004 and August 2005 that increased the hospital DRG payment rates by the full market basket of 3.30% for federal fiscal year 2005 and the full market basket of 3.70% for federal fiscal year 2006 for those hospitals submitting data on the 10 quality indicators. Our hospitals met all of the quality requirements necessary to receive the full market basket increase of 3.30% during federal fiscal year 2005 and the full market basket of 3.70% for federal fiscal year 2006.

                For federal fiscal year 2007, the Medicare Moderinzation Act provides for a full market basket update but the Medicare Payment Advisory Commission (“MedPAC”) adopted a recommendation that Congress update inpatient diagnostic related group rate payments for federal fiscal year 2007 by the market basket minus 0.45 percentage points. However, in August 2006, CMS issued a final rule that prescribed the full market basket update of 3.4% for federal fiscal year 2007. On February 8, 2006, the Deficit Reduction Act of 2005 (“DRA 2005”) was enacted by Congress and expanded the number of quality measures that must be reported to receive a full market basket update for federal fiscal year 2007 to 22. DRA 2005 also provides that for federal fiscal year 2008, CMS must add additional quality measures for hospitals to report to receive the maximum payment update available. Also, in federal fiscal year 2008 hospitals would be required to identify cases assigned to DRGs that have higher payments when a hospital-acquired infection is present. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update, or as currently estimated, an update in rates equal to 1.4% rather than the full market basket of 3.4% for federal fiscal year 2007. We will attempt to comply with the DRA 2005 reporting requirements in federal fiscal years 2007 and 2008, but we are unable to predict if all our hospitals will be able to comply. Based on the historical adjustments to the market baskets, future legislation may decrease the future rate of increase for diagnosis related group payments, but we are unable to predict the amount of the reduction.

                In addition to DRG inpatient payments, in certain high-cost situations CMS makes additional payments to acute care hospitals, commonly referred to as “outlier payments”, for those DRG cases where the cost of the case exceeds the total DRG payments plus a fixed threshold amount. Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases.  During federal fiscal years 2001, 2002 and 2003, the CMS payments for outlier cases far exceeded the 5.1% set aside. As a result CMS increased the threshold amount from $16,350 at the end of federal fiscal year 2001, to $21,025 for 2002 and to $33,560 for 2003. Additionally, on June 9, 2003, CMS published a final rule substantially modifying the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive additional payments under the inpatient prospective payment system. For discharges occurring on or after October 1, 2003, outlier payments are based on either a provider’s most recent tentatively settled cost report or the most recent settled cost report, whichever is from the latest cost reporting period. Previously, outlier payments had been based on the most recent settled cost report, resulting in excessive outlier payments for some hospitals. The final rule requires, in most cases, the use of hospital-specific cost to charge ratios instead of a statewide ratio. Further, outlier payments may be adjusted retroactively to recoup any past outlier overpayments plus interest or to return any underpayments plus interest. We believe that these 2003 changes to the outlier payment methodology have not and will not have a material adverse effect on our business, financial position or results of operations. Indeed, we believe that as a result of these 2003 changes to the outlier payment methodology, CMS reduced the outlier threshold amounts to $31,000 for federal fiscal year 2004; to $25,800 for federal fiscal year 2005; to $23,600 for federal fiscal year 2006; but has increased the threshold to $24,475 in federal fiscal year 2007. This proposed increase for federal fiscal year 2007, according to CMS, is based on data suggesting a consistent pattern of inflation in hospital charges which affect hospital cost-to-charge ratios used in determining eligibility for outlier payments and the increased FY 2007 threshold is expected to keep aggregate hospital outlier payments within the target of 5.1% of total Medicare inpatient payments. Decreasing the outlier threshold amounts has and will increase both the number of our cases that qualify for outlier payments and the amount of payments for qualifying outlier cases, compared to the “peak” year of federal fiscal year 2003 when the threshold amount was $33,560. The most recent cost reports filed for each of our facilities as of June 30, 2004, 2005 and 2006 reflected outlier payments of $2.2 million, $4.7 million and $5.9 million for those respective cost report periods. These amounts represent 1.2%, 1.9% and 1.8% of our Medicare inpatient DRG reimbursements during those cost report years.

                In August 2005 CMS made certain DRG changes for federal fiscal year 2006 that decreased our reimbursement during our 2006 fiscal year and will decrease our reimbursement in future years. The most significant change that decreased our Medicare reimbursement was that CMS greatly expanded the number of DRGs that are subject to CMS’ post-acute care transfer policy. This policy reduces payment to acute care hospitals when the patient is transferred after a short stay to a post-acute care setting that provides most of the patient’s care. The purpose of this policy is to protect Medicare from paying for the same care twice: once as part of a hospital’s payment for the DRG, and then as a separate payment to the post-acute facility. CMS had proposed to make 231 DRGs subject to this policy. However, in response to public comments, CMS reduced the number of DRGs that would be subject to the post-acute transfer policy to 182 from 30 DRGs subject to the policy in federal fiscal year 2005. CMS estimated that the change to Medicare’s post-acute transfer policy alone would save taxpayers $780.0 million in Medicare payments in federal fiscal year 2006. We estimate that this policy change alone resulted in an estimated $6.0 million reduction in our Medicare inpatient payments during federal fiscal year 2006.

                On April 12, 2006, CMS issued a notice of proposed rulemaking for federal fiscal year 2007 which would have significantly revised how DRGs are classified and recalibrated. First, the proposed rule recalibrated the DRG weights using a hospital-specific relative value cost weighting methodology, which is a major departure from prior years’ recalibration methodology that was based primarily on hospital charges. To accomplish this change for federal fiscal year 2007 (which begins on October 1, 2006), CMS proposed to develop hospital specific relative values for 10 cost centers to compute new DRG relative weights. It was anticipated that this change would have tended to favor medical condition DRGs and to disfavor procedure DRGs like cardiovascular, orthopedic, neurosurgical and general surgery service lines since the ancillary service costs typically associated with procedure DRGs are oftentimes substantially below a provider’s charges for such services. Second, the proposed rule outlined a plan, expected to be implemented in federal fiscal year 2008 (if not earlier), to further modify the inpatient prospective payment system by incorporating severity of illness adjustors into the system which will reflect the severity and/or acuity of a particular medical condition or surgical procedure. Based upon this proposed rule the hospital-specific relative value cost-based weight recalibration methodology and the severity adjustment were expected not to save money, but to result in a substantial redistribution of payments among hospitals across the country.

                However, on August 1, 2006, CMS announced a final rule in respect of DRG recalibration which will moderate significantly the immediate impact of its adoption of the new DRG weighting system which it proposed in April 2006. As stated above, the payment reforms consist of two major parts which do not save money, but better align payment with the costs of care by increasing payments for some admissions and decreasing payments for others.  The first part will begin a transition to using estimated hospital costs, rather than list charges, to set payment.  The reform will eliminate biases in the current system arising from the hospital practice of having list charges that disproportionately exceed costs for some services. Based on public comments to the proposed rule, in the final rule CMS refined the methods used to determine average costs per case at the DRG level.  For example, CMS expanded the number of distinct hospital departments used in the calculations from 10 to 13, included more hospital data in the final calculations by applying less stringent criteria for eliminating statistical outliers and accounted for hospital size when evaluating the mark-up of charges over costs.  Moreover, while this change will go into effect October 1, 2006, it will now be phased in over a 3-year period rather than fully convert to the cost-based system as of October 1, 2007, as previously proposed. Together, these refinements will result in substantially smaller changes in DRG payments to hospitals than CMS proposed earlier in April 2006. In addition, CMS announced in August 2006 steps to further evaluate hospital charging practices - particularly for expensive items like medical devices - as part of considering further improvements for federal fiscal year 2008. The second major part of the DRG payment reforms finalized by CMS in August 2006 involves more accurate accounting for the severity of a patient’s illness, which has a significant impact on costs of care. In the final rule, CMS provided that in federal fiscal year 2007 it will begin the process of moving to more complete severity adjustment by adding 20 new DRGs and redefining 32 existing DRGs. This was a much less drastic change for federal fiscal year 2007 than the proposed rule where CMS had proposed replacing all of the current DRGs with a system of 861 “consolidated severity-adjusted” DRGs. In addition, in preparation for federal fiscal year 2008, the final rule provided that CMS will conduct an evaluation, with public input, of alternative systems for more comprehensive severity adjustment as a prelude to making more comprehensive changes to better account for severity in the DRG system by the start of federal fiscal year 2008 on October 1, 2007. About 2% of hospitals will see their payments fall as a result of this new weighting system, CMS Administrator Mark McClellan estimated during a August 1, 2006 news conference on the final inpatient DRG rule. Presumably, as stated above, those hospitals seeing their payments fall will be specialty hospitals and those general hospitals that principally perform cardiovascular, orthopedic, neurosurgical and general surgery services where payment rates significantly exceed costs. As finalized, we do not think that these DRG payment changes will have a material adverse effect on our results of operations or cash flows in federal fiscal year 2007.

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

                All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit.  The APC payment rates were updated for calendar years 2004 and 2005 by the full market baskets of 3.40% and 3.30%, respectively.  The update for calendar year 2006 is the full market basket of 3.70%. However, as a result of the expiration of additional payments for drugs that were being paid in calendar year 2005, for calendar year 2006 there has been an effective 2.25% reduction to the market basket of 3.70%. For calendar year 2007, the Medicare Modernization Act provides a full market basket update. MedPAC has adopted a recommendation that Congress update outpatient APC payment rates for calendar year 2007 by the market basket minus 0.45 percentage points. It is uncertain whether Congress will adopt this recommendation. Meanwhile, on August 8, 2006, CMS proposed a rule to update outpatient prospective payment system payments for calendar year 2007 by 3.4%, which is the full market basket. However, after taking into account other factors that affect the level of payments, CMS estimated in its proposed rule that hospitals will receive an overall average increase of 3.0 percent in Medicare payments for outpatient department services in calendar 2007 due to other outpatient reimbursement changes which CMS made in its proposed rule. In addition, the rule proposes for the first time to tie payment rate increases to the reporting of quality measures beginning in 2007.  In the approach proposed in the rule, hospitals that report quality measures for purposes of the update in the inpatient prospective payment system would receive a full update on outpatient payments as well.  Those hospitals required to report quality measures for inpatient services in order to receive the full inpatient update (such as our hospitals), but fail to do so, would receive the proposed outpatient rate update minus 2.0 percentage points.  Because many of these inpatient measures involve the same hospital activities as in outpatient care – for example, appropriate administration of medications in the emergency department and surgical procedures to prevent complications – CMS said in the proposed rule that it anticipates that the collection and submission of performance data and public reporting of comparative information about hospital performance will encourage quality improvement for all hospital services.  CMS also stated in the proposed rule its intent to move to the use of additional quality measures that are specifically appropriate for hospital outpatient care, as such measures are developed.

                Hospitals that treat a disproportionately large number of low-income patients (Medicare and Medicaid patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of disproportionate share payments. CMS has recommended changes to the present formula used to calculate these payments. One recommended change would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. The Medicare Modernization Act increased disproportionate share payments effective April 1, 2004 for rural hospitals and some urban hospitals. During fiscal year 2006 all of our hospitals qualified for disproportionate share payments.

                Rehabilitation Units

                Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system for cost reporting periods beginning on or after October 1, 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities and units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal years 2004 and 2005, CMS updated the payment rate for inpatient rehabilitation facilities and units by the full market basket rates of 3.2% and 3.1%, respectively. The update for federal fiscal year 2006 is the full market basket rate of 3.6%. However, CMS also applied a reduction to the standard payment amount of 1.9% to account for improved coding under the system. For fiscal year 2007, payment rates are to be updated by full market basket under current law. In August 2006 CMS issued a final rule providing for a full market basket increase of 3.3% in payment rates for federal fiscal year 2007. However, again, CMS proposed applying a coding reduction to the payment amount, but this time the reduction was 2.6% to offset coding changes that, in CMS’ opinion, do not reflect real changes in patient acuity. As of June 30, 2006 we operated five inpatient rehabilitation units within our acute care hospitals.

                Skilled Nursing Units

                Medicare historically reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits. CMS has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement system. As of June 30, 2006, we operated three skilled nursing units within our acute care hospitals.

                Psychiatric Units

                Payments to prospective payment system-exempt psychiatric hospitals and psychiatric units, for cost reporting periods beginning before January 1, 2005, are based upon reasonable cost, subject to a cost-per-discharge target. These limits are updated annually by a market basket index. The update rate for federal fiscal year 2005 was 3.3% and for federal fiscal year 2006 is 3.8% for psychiatric hospitals and units that are being paid under the three year transition to the new prospective payment system.

                On November 15, 2004 CMS published a final regulation to implement a new Medicare prospective payment system for inpatient psychiatric hospitals and units. The new system replaces the current cost-based payment system with a per diem prospective payment system for reporting periods beginning on or after January 1, 2005. The new system is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics.  The final rule includes several provisions to ease the transition to the new payment system. For example, CMS is phasing in the new system over a three-year period so that full payment under the new system would not begin until the fourth year. Additionally, CMS has included in the final rule a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department which all of our units should qualify for. In May 2006, CMS published its final rule for the annual increase to the federal component of the psychiatric prospective payment system per diem rate. This increase includes the effects of market basket updates resulting in a 4.5% increase in total payments for the new psychiatric rate year of July 1, 2006 to June 30, 2007.

                At the current time we continue to believe that the new psychiatric payment system will not materially negatively impact our Medicare reimbursement in respect of our psychiatric units.  As of June 30, 2006, we operated ten psychiatric units within our acute care hospitals.

                Home Health

                On October 1, 2000, a prospective payment system became effective for home health services. The Benefits Improvement and Protection Act of 2000 delayed a 15.0% payment reduction for home health services, originally expected to take effect upon implementation of the prospective payment system, until October 1, 2002. The 15.0% payment reduction was adopted on October 1, 2002 and was included in the prospective payment system rates established for 2003. The Medicare Modernization Act established a Home Health prospective payment system update of 100% of the home health market basket through the first quarter of calendar 2004, 100% of the home health market basket minus 0.8% through calendar year 2006 and 100% of the home health market basket for 2007 and thereafter. As of June 30, 2006, we operated two entities providing home health services.

                Contractor Reform

                CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with the Medicare Modernization Act, CMS will implement contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”). CMS is awarding the first of the 15 multi-state jurisdictions in 2006, seven jurisdictions are planned to be awarded in 2007, with the remaining seven jurisdictions being planned to be awarded in 2008. All of these changes could impact claim processing functions and our resulting cash flows. We are unable, at the current time, to predict the impact that these changes could have, if any, to cash flows.

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

                Federal funding of the Medicaid program is currently under considerable budgetary pressure. On April 28, 2005, a budget resolution was approved by both houses of Congress in which the congressional committees with jurisdiction over Medicaid were directed to cut $10.0 billion in federal funding from the Medicaid program over 5 years, beginning in October 2006. Also, Bush administration officials have established a Medicaid reform commission to study the challenges facing Medicaid, to recommend improvements to the program and to find ways to reduce Medicaid spending by $10.0 billion over 5 years, as set forth in the budget resolution.  The commission is to submit two reports to the Secretary of the Department of Health and Human Services in September 2005 and December 2006. On September 1, 2005, the commission provided six recommendations to the Secretary on options to cut $11.0 billion from the Medicaid program. The six recommendations of the Commission were as follows:

•	Reform the prescription drug reimbursement formula

•	Extend the Medicaid drug rebate program to Medicaid managed care

•	Further restrict persons from transferring assets to obtain Medicaid eligibility by moving later the date of commencement of Medicaid coverage where assets have been transferred

•	Further restrict persons from transferring assets to obtain Medicaid eligibility by increasing the “look-back” period for asset transfers from 3 to 5 years

•	Allow the states to increase co-payments on non-preferred drugs (“tiered co-payments”)

•

Further restrict the use of provider taxes to obtain federal matching funds by requiring that managed care organizations be treated the same as other classes of health care providers with respect to provider tax uniformity requirements

By December 31, 2006, the commission is to make longer-term recommendations on the future of Medicaid to ensure the program’s “long-term sustainability.”

                Also, in the President’s budget for federal fiscal year 2007 which was proposed to Congress in February 2006, the Bush Administration proposed a series of Medicaid budget cuts.  Most of these cuts would require legislation.  As of September 1, 2006 the Congress has not enacted any of these cuts in the Medicaid program.  However, it has publicly been reported that Bush Administration officials have signaled their intention to proceed with approximately $6.0 billion dollars of federal Medicaid cuts over the next five years that can apparently be implemented by regulation. Specifically, the new regulations would reduce federal Medicaid reimbursement to publicly owned hospitals and nursing homes.

                State funding of the Medicaid program is also currently under considerable budgetary pressure. Many states, including certain states in which we operate, have reported budget deficits as a result of increased costs and lower than expected tax collections. Medicaid funding represents a significant component of state spending. To address these budgetary concerns, certain states have proposed and others may propose a restructuring of Medicaid or decreased state funding for Medicaid. We continuously monitor the budgetary crisis and political environments in those states in which we operate in respect of their Medicaid funding.

                Annual Cost Reports

                All hospitals participating in the Medicare and Medicaid programs are required to meet specific financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients. Moreover, annual cost reports required under the Medicare and Medicaid programs are subject to routine audits, which may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. The audit process takes several years to reach the final determination of allowable amounts under the programs. Providers also have the right of appeal, and it is common to contest issues raised in audits of prior years’ reports.

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

                Managed Care

                Managed care providers, including health maintenance organizations and preferred provider organizations, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. During the past few years, the hospital industry has experienced a shift in admissions and revenues from commercial insurance payers to managed care payers due to pressures to control the cost of healthcare services. We expect this industry trend to continue although its effect on us may be mitigated due to the heavy managed care penetration that currently exists in the markets we serve. Generally, we receive lower payments from managed care plans than from traditional commercial or indemnity insurers; however, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment increases of 6 to 12 percent from managed care payers during fiscal year 2006, there can be no assurance that we will continue to receive increases in the future. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a slight increase in managed care utilization of inpatient days as a percentage of total inpatient days during the year ended June 30, 2006 compared to the year ended June 30, 2005.

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

                Self-Pay Patients

                Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. We also include in our self-pay accounts those unpaid co-insurance and deductible amounts for which payment has been received from the primary payer. A significant portion of our self-pay patients are admitted through our hospitals' emergency departments and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe self-pay patient volumes and revenues have been higher in the last two years than previous periods due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance and an increased burden of co-payments and deductibles to be made by patients instead of insurers.

                Self-pay accounts pose significant collectibility problems. At June 30, 2005 and 2006, approximately 11.1% and 11.2%, respectively, of our net accounts receivable are due from self-pay patients.  The majority of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and enhancing and updating intake best practices for all of our hospitals. We developed hospital-specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the fiscal years ended June 30, 2005 and 2006, we deducted $55.6 million and $77.8 million of charity care from gross charges, respectively.

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

                Federal and State Fraud and Abuse Provisions

                Participation in any federal healthcare program, such as the Medicare and Medicaid programs, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare program may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act and other statutes.

                Among these statutes is a section of the Social Security Act known as the federal Anti-Kickback Statute. This law prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, civil money penalties up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs.

                The Office of the Inspector General of the Department of Health and Human Services (the “OIG”) has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers and referral agreements for specialty services.

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

                The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing or other staff services;

•	free training for a physician’s office staff, including management and laboratory techniques;

•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;

•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;

•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	“gain sharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.

Also, the OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG.

                The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to healthcare providers. These bulletins, along with other “fraud alerts”, have focused on certain arrangements between physicians and providers that could be subject to heightened scrutiny by government enforcement authorities, including, “suspect” joint ventures where physicians may become investors with the provider in a newly formed joint venture entity where the investors refer their  patients to this new entity, and are paid by the entity in the form of “profit distributions.” These subject joint ventures may be intended not so much to raise investment capital legitimately to start a  business, but to lock up a stream of referrals from the physician  investors and to compensate them indirectly for these referrals.  Because physician investors can benefit financially from their referrals, unnecessary procedures and tests may be ordered or performed, resulting in unnecessary Medicare expenditures.

                Similarly, in a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a healthcare provider in one line of business (the “Owner”) expands into a related healthcare business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal healthcare program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier – otherwise a potential competitor – receiving in return the profits of the business as remuneration for its federal program referrals. The Bulletin lists the following features of these “questionable” contractual relationships. First, the Owner expands into a related line of business, which is dependent on referrals from, or other business generated by, the Owner’s existing business. Second, the Owner neither operates the new business itself nor commits substantial financial, capital or human resources to the venture. Instead, it contracts out substantially all the operations of the new business. The Manager/Supplier typically agrees to provide not only management services, but also a range of other services, such as the inventory necessary to run the business, office and healthcare personnel, billing support, and space. Third, the Manager/Supplier is an established provider of the same services as the Owner’s new line of business. In other words, absent the contractual arrangement, the Manager/Supplier would be a competitor of the new line of business, providing items and services in its own right, billing insurers and patients in its own name, and collecting reimbursement. Fourth, the Owner and the Manager/Supplier share in the economic benefit of the Owner’s new business. The Manager/Supplier takes its share in the form of payments under the various contracts with the Owner; the Owner receives its share in the form of the residual profit from the new business. Fifth, aggregate payments to the Manager/Supplier typically vary with the value or volume of business generated for the new business by the Owner. We monitor carefully our contracts with other healthcare providers and attempt to not allow our facilities to enter into these suspect Contractual Joint Ventures.

                In addition to issuing fraud alerts and Special Advisory Bulletins, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. In January 2005, the OIG published a Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identifies a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians.

                We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2006, physicians owned interests in two of our free-standing surgery centers, two of our hospitals and five of our diagnostic imaging centers. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect in our business, financial condition or results of operations.

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

                The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This act also created new enforcement mechanisms to combat fraud and abuse, including the Medicaid Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, this act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

                The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of less than $322 in calendar 2006 and recruitment agreements.

                On January 4, 2001, CMS issued a final rule subject to a comment period intended to clarify parts of the Stark Law and some of the exceptions to it. The majority of these regulations became effective on or before January 4, 2002. On March 26, 2004, CMS issued an interim final rule subject to a comment period intended to clarify the remaining portions of the Stark Law. These rules, known as “phase two” of the Stark Law rulemaking, became effective July 26, 2004. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is still unclear how the government will enforce them in practice.

                Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the OIG, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and or other business.

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

                Medicaid Integrity Program

                In July 2006 CMS launched a new effort to track and prevent Medicaid fraud, the Medicaid Integrity Program, by issuing a 5-year Comprehensive Medicare Integrity Plan for the Program. The new Medicaid Integrity Program was created by the DEFRA 2005 with funds that will rise from $5.0 million in 2007 to $75.0 million by fiscal year 2009 and each year thereafter. There are two broad operational responsibilities under this new program:

                • Reviewing the actions of those providing Medicaid services.
                • Providing support and assistance to the States to combat Medicaid fraud, waste, and abuse.

Congress specifically required the use of contractors to review the actions of those seeking payment from Medicaid, conduct audits, identify overpayments and educate providers and others on payment integrity and quality of care. Congress also mandated in DEFRA 2005 that CMS devote at least 100 full-time staff employees to the Medicaid Integrity Program to provide support to the States.

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

                The Health Insurance Portability and Accountability Act of 1996

                The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Department of Health and Human Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these standards became mandatory on October 16, 2003. However, the Department of Health and Human Services agreed to accept noncompliant Medicare claims until October 1, 2005 to assist providers that were not yet able to process compliant transactions. Thus, commencing on October 1, 2005, fee-for-service Medicare claims that did not meet the standards required by HIPAA were returned to the filer for resubmission as compliant claims and non-compliant claims were not processed by Medicare. As of October 1, 2005, all of our facilities were filing compliant Medicare claims and continue doing so as of the date of this report.

                HIPAA also requires the Department of Health and Human Services to adopt standards to protect the security and privacy of health-related information. The Department of Health and Human Services released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in

August 2002. Compliance with these regulations became mandatory on April 14, 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The privacy regulations also provide patients with significant new rights related to understanding and controlling how their health information is used or disclosed. The Department of Health and Human Services released final security regulations on February 20, 2003. The security regulations became mandatory on April 20, 2005 and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted.

                Violations of HIPAA could result in civil penalties of up to $25,000 per type of violation in each calendar year and criminal penalties of up to $250,000 per violation. In addition, our facilities will continue to remain subject to any privacy-related federal or state laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary by jurisdiction and could impose additional penalties.

                Compliance with these standards has and will continue to require significant commitment and action by us. We have appointed members of our management team to direct our compliance with these standards. Implementation has and will continue to require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a corporate privacy officer and a privacy officer at each of our facilities, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. However, failure by us or third parties on which we rely, including payers, to resolve HIPAA-related implementation or operational issues could have a material adverse effect on our results of operations and our ability to provide healthcare services. Consequently, we can give you no assurance that issues related to the full implementation of, or our operations under, HIPAA will not have a material adverse effect on our financial condition or future results of operations.

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

                Antitrust Laws

                The federal government and most states have enacted antitrust laws that prohibit certain types of conduct deemed to be anti-competitive. These laws prohibit price fixing, agreements to fix wages, concerted refusal to deal, market monopolization, price discrimination, tying arrangements, acquisitions of competitors and other practices that have, or may have, an adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws, but there can be no assurance that a review of our practices by courts or regulatory authorities will not result in a determination that could adversely affect our operations.

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

                Both the federal government and many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures and change private healthcare insurance. Most states, including the states in which we operate, have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers. We are unable to predict the future course of federal, state or local healthcare legislation. Further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

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

                Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule. The federal government also has undertaken a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and higher reimbursed diagnosis related groups codes. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. We are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations relating to their operations. Although we take the position that, under the terms of the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations. Further, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.

                In addition to national enforcement initiatives, federal and state investigations commonly relate to a wide variety of routine healthcare operations such as: cost reporting and billing practices; financial arrangements with referral sources; physician recruitment activities; physician joint ventures; and hospital charges and collection practices for self-pay patients. We engage in many of these routine healthcare operations and other activities that could be the subject of governmental investigations or inquiries from time to time. For example, we have significant Medicare and Medicaid billings, we have numerous financial arrangements with physicians who are referral sources to our hospitals and we have joint venture arrangements involving physician investors.

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

                Health Plan Regulatory Matters

                Our health plans are subject to state and federal laws and regulations. CMS has the right to audit our health plans to determine the plans’ compliance with such standards. In addition, AHCCCS has the right to audit PHP to determine PHP’s compliance with such standards. Also, PHP is required to file periodic reports with AHCCCS, meet certain financial viability standards, provide its enrollees with certain mandated benefits and meet certain quality assurance and improvement requirements. Our health plans also have to comply with the standardized formats for electronic transmissions and privacy and security standards set forth in the Administrative Simplifications Provisions of HIPAA. Our health plans have implemented the necessary policies and procedures to comply with the final federal regulations on these matters and were in compliance with them by their deadlines.

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

Item 1A.         Risk Factors.

                If any of the following events discussed in the following risks were to occur, our business, results of operations, financial condition, cash flows or prospects could be materially adversely affected.  Additional risks and uncertainties not presently known, or currently deemed immaterial by us, may also constrain our business and operations.

Risks Relating to our Capital Structure

                Our high level of debt and significant leverage may adversely affect our operations and our ability to grow and otherwise execute our business strategy.

                We have a substantial amount of debt. As of June 30, 2006, we had $1,519.2 million of outstanding debt, excluding letters of credit and guarantees. This represented 68.8% of our total capitalization as of June 30, 2006. The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have significant repayment obligations under our outstanding indebtedness.

                Our substantial indebtedness could:

•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;

•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

•

make us vulnerable to increases in interest rates since $789.7 million of our borrowings under our senior credit facilities as of August 31, 2006  are, and additional borrowings may be, at variable interest rates;

•

our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic conditions or our business or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins;

•	limit our ability to use operating cash in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments; and

•	limit our ability to compete with others who are not as highly-leveraged.

                Our ability to make scheduled payments of principal and interest or to satisfy our other debt obligations, to refinance our indebtedness or to fund capital expenditures will depend on our future operating performance. Prevailing economic conditions (including interest rates) and financial, business and other factors, many of which are beyond our control, will also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations or realize anticipated revenue growth or operating improvements, or obtain future borrowings in an amount sufficient to enable us to pay our debt, or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We may not be able to refinance any of our debt when needed on commercially reasonable terms or at all.

                Despite our current significant leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

                We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and the senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Our revolving credit facility provides commitments of up to $250.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our revolving credit facility), of which $207.2 million was available for future borrowings as of August 31, 2006.  In addition, upon the occurrence of certain events, we may request an incremental term loan facility or facilities be added to our current senior credit facilities in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. We may in the future borrow all available amounts under the revolving credit facility, under the incremental term loan facility and in addition, we may borrow substantial additional indebtedness in the future under new debt agreements. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

                Operating and financial restrictions in our debt agreements limit our operational and financial flexibility.

                The senior credit facilities and the indentures under which $575.0 million aggregate principal amount of our 9.0% senior subordinated notes due 2014 and $216.0 million aggregate principal amount of our 11.25% senior discount notes due 2015 were issued (collectively, the “Public Notes”) contain a number of significant covenants that, among other things, restrict our ability to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments;

•	make investments;

•	enter into certain transactions with affiliates;

•	limit dividends or other payments by restricted subsidiaries to our restricted subsidiaries;

•	create liens on pari passu or subordinated indebtedness without securing the Public Notes;

•	designate our subsidiaries as unrestricted subsidiaries; and

•	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets.

                In addition, under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the senior credit facilities and the lenders could elect to declare all amounts borrowed under the senior credit facilities, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the senior credit facilities are senior in right of payment to the Public Notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the Public Notes.

                Our capital expenditure and acquisition strategy requires substantial capital resources. The building of new hospitals and the operations of our existing hospitals and newly acquired hospitals require ongoing capital expenditures for construction, renovation, expansion and the addition of medical equipment and technology. More specifically, we may in the future be contractually obligated to make significant capital expenditures relating to the facilities we acquire. Also, construction costs to build new hospitals are substantial. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.

                A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments. If any senior debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

                We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

                Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, the indentures governing the Public Notes allow us to make significant dividend payments, investments and other restricted payments. The making of these payments could decrease available cash and adversely affect our ability to make principal and interest payments on our indebtedness.

                If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The senior credit facilities and the indentures restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

                An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

                The substantial borrowings under our Senior Credit Facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see “Item 7A. – Quantitave and Qualitative Disclosure About Market Risks.”

Risks Related to our Business

                If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.

                Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including Medicare and Medicaid managed care plans, accounted for approximately 50% of our net patient revenues for the year ended June 30, 2006. Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide and a trend that may continue if the Medicare Modernization Act increases enrollment in Medicare managed care plans. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review, including the use of hospitalists, and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be adversely affected.

                Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

                Approximately 36% of our net patient revenues for the year ended June 30, 2006 came from Medicare and Medicaid programs, excluding Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.

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

                Recently, both the Medicare Program and several large managed care companies have changed our reimbursement to link some of their payments, especially their annual increases in payments, to performance of quality of care measures. We expect this trend to “pay-for-performance” to increase in the future. If we are unable to meet these performance measures, our results of operations and cash flow will be materially adversely affected.

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

                As an element of our corporate compliance program and our internal compliance audits, from time to time we make voluntary disclosures and repayments to the Medicare and Medicaid programs and/or to the federal and/or state regulators for these programs in the ordinary course of business. At the current time, we know of no active investigations by any of these programs or regulators in respect of our disclosures or repayments, except as set forth below. All of these voluntary actions on our part could lead to an investigation by the regulators to determine whether any of our facilities have violated the Stark Law, the Anti-Kickback Statute, the False Claims Act or similar state law. Either an investigation or initiation of administrative or judicial actions could result in a public announcement of possible violations of the Stark Law, the Anti-Kickback Statute or the False Claims Act or similar state law. Such determination or announcements could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

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

                In June 2006 we and two other hospital systems operating in San Antonio, Texas had a putative class action lawsuit brought against all of us alleging that we and the other defendants has conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the competing hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws.  See  “Item 3- Legal Proceedings” for further discussion of this litigation. On the same day that this litigation was brought against us and two other hospital systems in San Antonio, substantially similar litigation was brought against multiple hospitals in three other cities.

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

                PHP also faces competition within the Arizona market that it serves. As in the case of our hospitals, some of our competitors in this market are owned by governmental agencies or not-for-profit corporations that have greater financial resources than we do. Other competitors have larger membership bases, are more established and have greater geographic coverage areas that give them an advantage in competing for a limited pool of eligible health plan members. The revenues we derive from PHP could significantly decrease if new plans operating under AHCCCS enter the market or other existing AHCCCS plans increase their number of enrollees. Moreover, a failure to attract future enrollees may negatively impact our ability to maintain our profitability in this market.

                Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts.

                Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased from 10.4% during fiscal 2004, to 10.7% during fiscal 2005 and to 11.2% during fiscal 2006. While our self pay discharges as a percentage of total discharges decreased from 3.3% during fiscal 2004 to 3.1% during fiscal 2005, they increased to 3.3% during fiscal 2006. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in co-payment and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness.

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

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In the healthcare industry generally, including in our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In addition, to the extent that a significant additional portion of our employee base unionizes, or attempts to unionize, our labor costs could increase materially. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because approximately 86% of our net patient revenues for the year ended June 30, 2006, consisted of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

                The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities remains volatile. Successful malpractice or tort claims asserted against us, our physicians or our employees could materially adversely affect our financial condition and profitability.

                In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. Due to unfavorable pricing and availability trends, we created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred during the period June 1, 2002 to May 31, 2006, we maintain all of our professional and general liability insurance through this captive insurance subsidiary in respect of losses up to $10.0 million per occurrence. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and our captive subsidiary insures the next $1.0 million per occurrence. We have also purchased an umbrella excess policy for professional and general liability insurance for the period June 1, 2006 to May 31, 2007 with unrelated commercial carriers. This policy covers losses in excess of $10.0 million per occurrence up to $75.0 million, but is limited to total annual payments of $65.0 million in the aggregate. While premium prices have declined during the past two years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition could be materially adversely affected.

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

                Among our operations as of June 30, 2006, five hospitals and various related healthcare businesses were located in San Antonio, Texas; six hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; three hospitals and related healthcare businesses were located in Orange County, California; and three hospitals and related healthcare businesses were located in Massachusetts. For the year ended June 30, 2006, our total revenues were generated as follows:

Year Ended June 30, 2006

San Antonio	27.7%
Metropolitan Phoenix, excluding Phoenix Health Plan and Abrazo Advantage Health Plan	20.1
Phoenix Health Plan and Abrazo Advantage Health Plan	12.3
Metropolitan Chicago (1)	14.5
Orange County	7.0
Massachusetts	18.4

100.0%
____________________
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

                California has statutes and regulations that require hospitals to meet seismic performance standards, and hospitals that do not meet the standards may be required to retrofit their facilities. Assuming the expected sale of the California hospitals is not completed, our estimated cost to comply with the seismic regulations and standards required by 2013 is $14.8 million. Upon completion of the $14.8 million in improvements, our California facilities would be compliant with the requirements of the seismic regulations through 2029. We estimate that the majority of the square footage in our facilities would be compliant with the seismic regulations and standards required by 2030 once we had completed such $14.8 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements. Moreover, in the event that our California facilities are found not to be in compliance with these seismic standards, we may be required to make significant capital expenditures to bring the California facilities into compliance, which could impact our financial position negatively.

                If we are unable to control our healthcare costs at Phoenix Health Plan and Abrazo Advantage Health Plan, if the health plans should lose their governmental contracts or if budgetary cuts reduce the scope of Medicaid or dual-eligibility coverage, our profitability may be adversely affected.

                For the year ended June 30, 2006, PHP generated approximately 11.5% of our total revenues. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective healthcare providers;
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences

                Our current contract with AHCCCS expires September 30, 2007 with one additional one-year renewal and is terminable without cause on 90 days’ written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. As other health plans attempt to enter the Arizona market, we may face increased competition. If we are unable to renew, successfully rebid or compete for our contract with AHCCCS, or if our contract is terminated, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary cuts or other political factors, our results of operations could be adversely affected.

                For the year ended June 30, 2006, AAHP generated 0.8% of our total revenues. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible enrollees on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provisions for successive one year renewals. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.

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

                The HIPAA regulations establishing standardized code sets and formats for financial and clinical electronic data interchange (“EDI”) transactions among health plans and providers required compliance by October 1, 2005. As of the date of this report, we believe that we can receive and make the specified transmissions in HIPAA compliant format and all of our facilities are filing their Medicare claims in HIPAA compliant format. However, there is no assurance that we can continue making these compliant transactions.

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

                The success of our business is largely dependent upon the services and management experience of our senior management team, which includes Charles N. Martin, Jr., our Chairman and Chief Executive Officer; Kent H. Wallace, our President and Chief Operating Officer; Joseph D. Moore, our Executive Vice President, Chief Financial Officer and Treasurer; and Keith B. Pitts, our Vice Chairman. In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.

                Changes in legislation may significantly reduce government healthcare spending and our revenues.

                Governmental healthcare programs, principally Medicare and Medicaid, accounted for 38% and 36% of our net patient revenues (excluding managed Medicare and Medicaid programs) for the years ended June 30, 2005 and 2006, respectively. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative changes have altered the method of payment for various services under the Medicare and Medicaid programs. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. The fiscal year 2006 budget approved by Congress contemplates an approximately $10 billion reduction in federal Medicaid funding over five years. DRA 2005 passed in February 2006 reduces federal funding for Medicare and Medicaid by approximately $11 billion over the next five years. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

                If we continue to experience growth in self-pay volumes and revenues, our financial condition or results of operations could be adversely affected.

                Like others in the hospital industry, we have experienced an increase in our combined provision for bad debts and charity care as a percentage of patient service revenues due to a growth in self-pay volumes and revenues resulting in large part from an increase in the number of uninsured patients, along with an increase in the amount of co-payments and deductibles passed on by employers to employees. Although we continue to seek ways to improve point of service collection efforts and implement appropriate payment plans with our patients, if we continue to experience growth in self-pay volumes and revenues, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

                Controls designed to reduce inpatient services may reduce our revenues.

                Controls imposed by third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

                If we fail to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

                Technological advances with respect to computed axial tomography (CT), magnetic resonance imaging (MRI) and positron emission tomography (PET) equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly evaluate our equipment needs and upgrade equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs.

                Compliance with section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors’ confidence in our internal control over financial reporting.

                Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation beginning with our fiscal year 2008. Compliance with these requirements, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

                A failure of our information systems would adversely affect our ability to properly manage our operations.

                We rely on our advanced information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of patient service revenues;

•	financial, accounting, reporting and payroll; coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	negotiating, pricing and administering managed care contracts; and

•	monitoring quality of care.

                If we are unable to use these systems effectively, we may experience delays in collection of patient service revenues and may not be able to properly manage our operations or oversee the compliance with laws or regulations.

                Abrazo Advantage’s contract with CMS to become a Medicare advantage prescription drug special needs plan may result in reduced profitability.

                Effective January 1, 2006, CMS awarded AAHP a contract to become a Medicare Advantage Prescription Drug Special Needs Plan. The contract allows AAHP to offer Medicare coverage for its approximately 3,500 dual-eligible members, or those that are eligible for Medicare and Medicaid. In calendar year 2005 PHP served substantially all of these members through the AHCCCS Medicaid program. AAHP offers its members Medicare and Part D drug benefit coverage under this new contract as well as coverage under the AHCCCS Medicaid program.

                As with any new product line, there are risks and uncertainties. For example, in these types of health plans, members are allowed to change health plans on a monthly basis, making it difficult to project whether AAHP will be able to retain its current membership throughout the next year. Additionally, the payment structure for paying Medicare claims under this type of health plan differs from Arizona Medicaid claims, making it difficult to project the cost of providing care under this new plan.

                Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures which could have an adverse impact on our liquidity.

                We currently are constructing six major expansion projects at our hospitals.  The total budgeted cost to construct these projects is currently estimated to be approximately $333.5 million, of which as of June 30, 2006 we have spent approximately $235.8 million. Thus, we currently expect to incur approximately an additional $97.7 million in capital expenditures through fiscal 2008 related to completion of the construction of these six projects.  In addition, we may decide to construct an additional hospital or hospitals in the future or construct additional major expansion projects. Our ability to complete construction of these six current construction projects on our anticipated budget and schedule or to complete the construction of new hospitals or new expansion projects on budget and schedule would depend on a number of factors, including, but not limited to:

•	our ability to control construction costs;

•	the failure of general contractors or subcontractors to perform under their contracts;

•	adverse weather conditions;

•	shortages of labor or materials;

•	our ability to obtain necessary licensing and other required governmental authorizations; and

•	other unforeseen problems and delays.

                As a result of these and other factors, we cannot assure you that we will not experience increased construction costs on our construction projects or that we will be able to construct our current or any future construction projects as originally planned. In addition, our current and any future major construction projects has and would involve a significant commitment of capital with no revenues associated with the projects during construction, which also could have in the future an adverse impact on our liquidity.

                The costs for construction materials and labor continue to rise, and such increased costs could have an adverse impact on the return on investment relating to our new hospital and other expansion projects.

                The cost of construction materials and labor has significantly increased recently as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber due to multiple catastrophic hurricanes in the United States. As we continue to invest in modern technologies, emergency rooms and operating room expansions, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds our cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.

                State efforts to regulate the construction or expansion of hospitals could impair our ability to operate and expand our operations.

                Some states require healthcare providers to obtain prior approval, known as certificates of need, for:

•	the purchase, construction or expansion of healthcare facilities;

•	capital expenditures exceeding a prescribed amount; or

•	changes in services or bed capacity.

In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Illinois  and Massachusetts are the only states in which we currently own hospitals that have certificate of need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations.

                If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

                Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2006, we had approximately $815.8 million of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Additional Risk Factors

                See the additional risks related to our business in “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – General Trends” which are incorporated by reference in this Item 1A as if fully set forth herein.

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

Item 1B.         Unresolved Staff Comments.

                Not applicable.

Item 2.    Properties.

                A listing of our owned acute hospitals is included in Item 1 of this report under the caption “Business-Our Facilities”. We also own or lease space for outpatient service facilities complementary to our hospitals and own and operate a limited number of medical office buildings (some of which are joint ventures) associated with our hospitals that are occupied primarily by physicians who practice at our hospitals. The most significant of these complementary outpatient healthcare facilities are two surgery centers in Orange County, California, five diagnostic imaging centers in metropolitan Phoenix, Arizona and a 50% interest in five diagnostic imaging centers in San Antonio, Texas. Most of these outpatient facilities are in leased facilities, and the diagnostic imaging centers in San Antonio are owned and operated in joint ventures where we have minority partners.

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

Item 3.    Legal Proceedings.

                We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been instituted or asserted against us.  While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. The results of claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows. We recognize that, where appropriate, our interests may be best served by resolving certain matters without litigation. If non-litigated resolution is not possible or appropriate with respect to a particular matter, we will continue to defend ourselves vigorously.

                Currently pending and recently settled legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided. Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time. We record reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements all potential liabilities that may result. We undertake no obligation to update the following disclosures for any new developments.

                Settlement with OIG Prior to Litigation of Physician Lease Issues at One Hospital Voluntarily Disclosed to the OIG by Vanguard in September 2004

                In accordance with our established compliance program policies, in September 2004 we made a voluntary disclosure to the Office of Inspector General of the U.S. Department of Health and Human Services (“OIG”) and to the local U.S. Attorney’s Office regarding certain physician lease documentation discrepancies at one of our hospitals. On September 20, 2004 we were  accepted by the OIG into its self-disclosure program in connection with this matter. Although we never determined that a violation of any laws or regulations had occurred at this hospital, the OIG contended as the result of our investigation that the lease documentation discrepancies led to our hospital violating certain federal laws that would subject that hospital to civil monetary penalties, assessments and possible exclusion from participation in the federal healthcare programs.   In order to avoid the uncertainty and expense of litigation and without admitting any liability, we settled the matter with the OIG in April 2006 by (1) making a settlement payment of approximately $0.8 million to the OIG and (2) entering into with the OIG both a settlement agreement and a certificate of compliance agreement subjecting our hospital to certain integrity requirements for the three year period ending April 2009 (continued implementation of its current compliance program, an annual report to the OIG in respect of compliance matters and immediate reporting of federal overpayments, certain violations of law and initiation of certain governmental investigations or legal proceedings as well as prompt repayment of federal overpayments). The settlement payment, net of taxes, is considered part of the Merger purchase price allocation and is reflected in goodwill on the accompanying consolidated balance sheet as of June 30, 2006. Except for this settled OIG investigation, we are not aware of any other material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

                Sherman Act Antitrust Class Action Litigation – Maderazo, et al v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al, Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006)

                On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys fees. We believe that the allegations contained within this putative class action suit are without merit, and we intend to vigorously defend against the litigation.

                On the same date that this suit was filed against us in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals in those cities (none of which hospitals being owned by us). The attorneys representing the plaintiffs in all four of these cases have said that they may file similar complaints in other jurisdictions. Since representatives of the Service Employees International Union joined plaintiffs’ attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, we believe that SEIU’s involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio. The nurses in our hospitals in San Antonio are currently not members of any union.

                Medicare Secondary Payor Act Litigation - Brockovich, on behalf of the United States of America v. Vanguard Health Systems, Inc., et al. Case No. SACV06-547 JVS(MLGx) (United States District Court, Central District of California, Southern Division, filed June 9, 2006)

                In June 2006, Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint in United States District Court in California claiming our violation of the Medicare Secondary Payer Act. In the complaint plaintiff alleged that we have inappropriately received and retained reimbursement from Medicare for treatment given to certain unidentified patients of our facilities whose injuries were caused by us as a result of unidentified and unadjudicated incidents of medical malpractice. Also, in June 2006 this same plaintiff filed identical lawsuits against more than 20 other companies that own hospitals and convalescent homes in California. In the case against us, plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question under the Medicare Secondary Payor Act, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. On July 25, 2006, we filed with the court a motion to dismiss this litigation (1) for failure to state a claim in so far as plaintiff has no standing to bring this action since she alleges no injury to herself as a result of our alleged acts and (2) for failure to state a cause of action since no court has ever held that claims may be brought under the Medicare Secondary Payer Act based upon unadjudicated and unidentified tort claims. We believe the allegations contained in this suit are without merit, and we intend to vigorously defend against the litigation.

                Claims in the ordinary course of business.

                We are also subject to claims and lawsuits arising in the ordinary course of business, including potential claims related to care and treatment provided at our hospitals and outpatient services facilities.  Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these ordinary course claims and lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of stockholders during the fourth quarter ended June 30, 2006, except that the holders of 100% of our outstanding common stock approved our 2004 Stock Incentive Plan pursuant to a written consent dated May 9, 2006.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                There is no established public trading market for our common stock.  At September 1, 2006, there were five holders of record of our common stock.  These holders are VHS Holdings LLC and four investment funds affiliated with Blackstone.

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

                During the quarterly period ended June 30, 2006, we issued the securities described in the next paragraph below that were not registered under the Securities Act of 1933. The transactions described below were conducted in reliance upon the exemption from registration provided in Rule 701 of the Securities Act for a sale of securities under a written compensatory benefit plan established by the issuer for the participation of its current and former employees. These sales were made without the use of an underwriter, and the certificate evidencing the securities issued in connection with each such transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

                On April 17, 2006, for an aggregate purchase price of $36,000, we issued 36 shares of our common stock to a former employee upon his exercise of vested options which would have otherwise expired 90 days after his termination of employment. On May 10, 2006, for an aggregate purchase price of $29,000, we issued 29 shares of our common stock to a former employee upon his exercise of vested options which would have otherwise expired 90 days after his termination of employment.

                Information regarding our equity compensation plans is set forth in this report under “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”, which information is incorporated herein by reference.

Item 6.    Selected Financial Data.

                The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2006 (including the predecessor and successor periods). The selected historical financial data as of and for each of the predecessor years ended June 30, 2002, 2003, and 2004, the combined predecessor and successor year ended June 30, 2005 and the year ended June 30, 2006 were derived from our audited consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. Comparability of the selected historical financial and operating data has been impacted by the timing of acquisitions completed during fiscal 2002, 2003, 2004 and 2005. Please read the section on “Impact of Acquisitions” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Predecessor			Combined Basis Year Ended June 30, 2005	Year ended June 30, 2006	Predecessor July 1, 2004 through September 22, 2004	Successor September 23, 2004 through June 30, 2005

	Year Ended June 30,

	2002	2003	2004

	(Dollars in millions, except Operating Data)
Statement of Operations Data:
Total revenues	$910.6	$1,340.5	$1,782.8	$2,268.9	$2,652.7	$449.6	$1,819.3
Costs and expenses:
Salaries and benefits (includes stock compensation of $0, $0, $0.1, $97.4, $1.7, $96.7 and $0.7, respectively)	384.4	578.4	740.9	1,033.4	1,118.6	275.4	758.0
Supplies	116.1	202.6	283.0	374.2	428.9	72.3	301.9
Medical claims expense	132.0	160.8	211.8	237.2	270.3	55.0	182.2
Provision for doubtful accounts	53.3	73.4	118.2	151.3	178.1	31.5	119.8
Other operating expenses	152.8	216.6	256.0	325.4	401.9	65.0	260.4
Depreciation and amortization	29.5	46.9	64.7	82.0	107.5	17.4	64.6
Interest, net	26.7	34.9	43.1	88.3	111.0	9.8	78.5
Debt extinguishment costs	6.6	—	4.9	62.2	0.1	62.2	—
Minority interests	0.8	0.7	(2.5)	(0.4)	2.5	(0.5)	0.1
Merger expenses	—	—	—	23.3	—	23.1	0.2
Impairment expense	—	—	—	—	15.0	—	—
Other expenses	(1.3)	(1.6)	(2.3)	3.7	(4.5)	0.4	3.3

Subtotal	900.9	1,312.7	1,717.8	2,380.6	2,629.4	611.6	1,769.0

Income (loss) before income taxes	9.7	27.8	65.0	(111.7)	23.3	(162.0)	50.3
Income tax expense (benefit)	2.9	10.9	24.9	(33.6)	10.4	(51.3)	17.7

Net income (loss)	6.8	16.9	40.1	(78.1)	12.9	(110.7)	32.6
Preferred dividends	(1.8)	(2.8)	(4.0)	(1.0)	—	(1.0)	—

Net income (loss) attributable to common stockholders	$5.0	$14.1	$36.1	$(79.1)	$12.9	$(111.7)	$32.6

Balance Sheet Data:
Assets	$851.9	$1,226.9	$1,427.8	$2,471.7	$2,650.5		$2,471.7
Long-term debt, including current portion	314.8	479.4	623.5	1,357.1	1,519.2		1,357.1
Payable-in-Kind Preferred Stock	24.1	57.0	61.0	—	—		—
Working capital	87.9	37.1	162.7	77.7	149.7		77.7

Other Financial Data:
Capital expenditures	$35.1	$98.5	$151.0	$238.2	$284.5	$29.8	$208.4
Cash provided by operating activities	44.7	117.7	109.0	201.8	149.3	78.8	123.0
Cash used in investing activities	(135.4)	(344.0)	(225.1)	(324.3)	(245.4)	(50.0)	(274.3)
Cash provided by (used in) financing activities	134.0	198.1	139.0	151.6	140.5	(20.0)	171.6

Operating Data: (unaudited)
Number of hospitals at end of period	10	15	16	19	19
Number of licensed beds at end of period (a)	2,207	3,666	3,784	4,557	4,587
Discharges (b)	75,364	114,327	147,600	171,110	182,386
Adjusted discharges - hospitals (c)	111,692	167,166	215,958	262,780	289,333
Net revenue per adjusted discharge – hospitals (d)	$6,006	$6,290	$6,477	$6,899	$7,421
Patient days (e)	305,370	477,791	619,465	731,797	802,650
Adjusted patient days – hospitals (f)	452,768	691,286	906,358	1,123,846	1,273,304
Average length of stay (days) (g)	4.1	4.2	4.2	4.3	4.4
Outpatient surgeries (h)	37,245	49,745	60,717	73,921	81,240
Emergency room visits (i)	296,732	392,972	511,066	591,886	645,539

	Predecessor			Combined Basis Year Ended June 30, 2005	Year ended June 30, 2006	Predecessor July 1, 2004 through September 22, 2004	Successor September 23, 2004 through June 30, 2005

	Year Ended June 30,

	2002	2003	2004

	(Dollars in millions, except Operating Data)
Occupancy rate (j)	46.1%	44.9%	45.0%	48.1%	48.3%
Average daily census (k)	837.0	1,309.0	1,693.0	2,005.0	2,199.0
Member lives (l)	122,500	130,700	142,200	146,700	146,200
Medical claims expense percentage (m)	71.4%	73.5%	72.1%	71.1%	72.1%

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

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

(d)

Net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

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

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(k)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(l)	Member lives represent the total number of enrollees in PHP, AAHP and MHP as of the end of the respective period.

(m)	Medical claims expense percentage is calculated by dividing medical claims expense by premium revenues.

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Merger (as discussed below). Accordingly, the discussion and analysis of historical periods do not reflect the significant impact of the Merger. We have presented the information for the year ended June 30, 2005 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of those operating results to the years ended June 30, 2004 and June 30, 2006. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under “Item 6. Selected Financial Data.”

                The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1A. - Risk Factors” included elsewhere herein. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.

Merger Transaction

                On September 23, 2004, The Blackstone Group and certain of its affiliates (collectively “Blackstone”) purchased approximately 66% of our equity interests (the “Merger”). Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) purchased the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the Merger, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes (we repaid the remaining $1.0 million in October 2005), our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the Merger by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under new senior secured credit facilities (the “merger credit facilities”) and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of senior management also purchased $5.7 million of the equity incentive units in VHS Holdings LLC.  The merger credit facilities include a $250.0 million revolving credit facility, of which $42.8 million of capacity was utilized for letters of credit (with no outstanding borrowings) as of June 30, 2006.  The merger credit facilities also included $325.0 million in delayed draw term loan facilities. We borrowed $60.0 million under the delayed draw term loan facilities to finance the acquisition of three acute-care hospitals and related healthcare businesses in Massachusetts from subsidiaries of Tenet Healthcare Corporation on December 31, 2004, and we borrowed $90.0 million on February 18, 2005 to fund the working capital buildup of the Massachusetts hospitals and to fund capital expenditures.  We borrowed the remaining $175.0 million under the delayed draw term loan facilities during September 2005.

Executive Overview

                We own and operate 19 hospitals with a total of 4,587 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts.  We own three health plans as detailed in the following table.

Health Plan	Location	June 2006 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	96,700
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,500
MacNeal Health Providers (“MHP”) – capitated outpatient services	Illinois	46,000

		146,200

                Our objective is to provide high-quality, cost-effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate.  We focus our business development efforts and capital resource investments on geographic markets and individual hospitals where we see an opportunity to expand services, improve operating performance and achieve a competitive position in the market.  We were incorporated in July 1997 and acquired our first hospital, Maryvale Hospital, on June 1, 1998.

                We have implemented multiple operating strategies to achieve our mission of providing high-quality, cost-effective healthcare services in the communities we serve. We consider the following to be the most important of these strategies: quality of care and patient safety; expansion of services; nurse and physician relations; compliance and ethics; and resource allocation.  We believe the successful implementation of these strategies and initiatives will improve our operating results and our competitive position in the communities we serve. However, there are many risks and uncertainties, including those discussed in the “Risk Factors” section of this document, that make it more difficult for us to achieve our objectives and could limit our ability to realize improved operating results.

Business Strategies

                Specific action steps we are taking to implement our business strategies are set forth below.

•

Commitment to quality of care and safety.

We believe that our success will be determined by the quality of care we provide and our ability to provide a safe environment for our patients to receive care.  We believe our commitment to quality of care and safety must start at the top.  We have employed chief medical officers at the regional level to review and improve clinical protocols and have maintained an active role on hospital governing boards to promote quality initiatives and staff education programs.  We have implemented or are in the process of implementing the following initiatives: 1) investing in clinical information systems that will allow us to standardize compliance reporting of more than 40 quality and safety indicators across our hospitals including quality dashboard metrics; 2) dedicating resources such as rapid response teams to make the delivery of care more efficient; 3) revising clinical protocols where needed to minimize patient falls and worker injuries, 4) developing expanded peer groups against which to measure our progress and success; and 5) utilizing CAHPS patient satisfaction surveys at our hospitals.  Our goal is to achieve a top 10% compliance rate with quality and safety standards.

•

Expanding the range of healthcare services provided by our facilities.

Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused regional healthcare systems provides us greater flexibility in improving the quality, convenience and efficiency of healthcare services. As we expand our service offerings and grow patient volumes, we seek to recruit and retain physicians and nurses and to invest resources in capital projects including upgrading our existing facility framework and expanding facilities. Expanding facilities may include constructing new facilities or increasing capacities at existing facilities. By the end of calendar 2006, we expect to have completed construction at two San Antonio hospitals and one Arizona hospital to expand emergency services, surgery and labor and delivery units. We have also begun expansion projects at three other hospitals that we expect to complete during fiscal 2007 and 2008.

•

Becoming the employer of choice in the markets we serve and attracting quality physicians.

Providing high-quality, efficient healthcare services to our patients begins with having skilled physicians, nurses and employees at our hospitals who share our ideals and beliefs. We plan to continue to invest heavily in training programs to provide upward mobility for our employees.  These programs include expanded degree and designation programs in our nursing schools in San Antonio and Phoenix and development of a senior management training program intended to attract candidates both within and external to our existing hospitals.  We believe the best physicians want to work with hospital management and nurses who are proven leaders and who are dedicated to service excellence.

Our goal is to recruit over 150 physicians to our facilities during fiscal 2007 with primary emphasis on family practice and internal medicine, internists, obstetrics and gynecology, cardiology and orthopedics.  This recruiting effort will include many employed physicians, and we may provide incentives for many of the non-employed physicians to move their practices to our communities where primary or specialty care is needed.

We maintain residency programs at certain of our hospitals including a residency arrangement with the University of Chicago School of Medicine at our MacNeal and Weiss hospitals.  We also intend to increase our participation, consistent with applicable laws, in the development of joint venture partnerships with physicians in those situations where such relationships fit our strategic objectives.

•

Furthering our commitment to ethics and compliance.

We are committed to respecting the privacy of our patients and delivering care in all of our facilities that is founded on a common set of ethical beliefs and behaviors.  We expect all of our employees and physicians to share in this commitment.  During the past twelve months we allocated significant resources to strengthen our comprehensive corporate compliance program. We employed regional compliance officers to monitor employee compliance training, physician relations and compliance with state and federal regulations.  The regional compliance officers report directly to our Chief Compliance Officer who reports jointly to our Chairman and Chief Executive Officer and to our board of directors.  We also plan to make our employee orientation process more comprehensive to reinforce our commitment to ethics and compliance and to promote ownership in these values to our employees.

•

Allocating resources to strategic geographical markets.

We expect to continue allocating resources to existing markets or to acquire hospitals in new markets where we can obtain significant market share and capture additional business from the aging U.S. population.  According to the U.S. Census Bureau there were approximately 35 million Americans aged 65 or older in the United States in 2000, comprising approximately 12.4% of the total U.S. population.  The number of these elderly persons is expected to climb to 40 million, or 13.0% of the total population by 2010 and to nearly 55 million or 16.3% of the total population by 2020.  We believe our capital investment initiatives will position us to capitalize on this demographic trend. Growing our presence in the communities we serve will make our delivery of care more efficient, will provide greater flexibility in negotiations with managed care and other third party payers and will aid in our recruiting initiatives.

Impact of Acquisitions

                Acquiring acute care hospitals in urban and suburban markets that fit our strategic objectives is a key part of our business strategy.  Since we have grown most years through acquisitions, it is difficult to make meaningful comparisons between our financial statements for certain of the fiscal periods presented.  In addition, since we own a relatively small number of hospitals, even a single hospital acquisition can have a material effect on our overall operating performance.  When we acquire a hospital, we generally implement a number of measures to lower costs, and we often make significant investments in the facility to expand services, strengthen the medical staff and improve our overall market position.  The effects of these initiatives are not generally realized immediately.  Therefore, the financial performance of a newly acquired hospital may adversely affect our overall performance in the short term.

                On December 31, 2004, we acquired three acute-care hospitals with a then total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts hospitals”) from subsidiaries of Tenet Healthcare Corporation for $87.7 million.  We funded the purchase price and the subsequent buildup of working capital by borrowing $150.0 million in acquisition delayed draw term loans during December 2004 and February 2005.  The acquisition of these hospitals gave us an established presence in the suburban Boston and central Massachusetts areas with an opportunity to grow the hospitals by adding new services.  Operating results for the Massachusetts hospitals are included in our consolidated statements of operations for the second half of our fiscal year ended June 30, 2005 and all of our fiscal year ended June 30, 2006.

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the year ended June 30, 2006, we experienced a 6.6% increase in discharges and a 10.1% increase in hospital adjusted discharges compared to the same period in fiscal 2005 due to the acquisition of the Massachusetts hospitals.  On a same hospital basis, period over period discharges and hospital adjusted discharges decreased by 2.5% and 1.7%, respectively.

                The following table provides details of discharges by payer for the years ended June 30, 2004, 2005 and 2006.

	Year ended June 30,

	2004	2005	2006

Medicare	45,236	52,543	53,704
Medicaid	16,421	20,871	23,880
Managed care(1)	79,309	89,938	95,994
Self pay	4,816	5,247	5,932
Other	1,818	2,511	2,876

Total	147,600	171,110	182,386

____________________
(1)	Includes discharges under managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

                We attribute the decrease in same hospital discharges to a general reduction in demand for inpatient healthcare services during the current year period as a result of fewer admissions for respiratory illnesses and decreases in rehabilitation discharges as a result of regulatory changes.  We expect our inpatient volumes to improve over the long-term as a result of service expansion initiatives, new contracts negotiated with managed care providers and our market-driven management strategies. We also expect that as we complete our significant expansion projects, patient volumes will improve at those facilities where growth is currently constrained by physical plant limitations and patient throughput inefficiencies. However, the success of our growth initiatives is dependent upon maintaining the community’s confidence in our services and staying ahead of the competition in the markets we serve.  Continued weakened demand for hospital healthcare services could negate these growth initiatives in the short-term.

                The majority of our patient service revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues.  Net patient revenues per adjusted hospital discharge increased 7.6% from $6,899 during fiscal 2005 to $7,421 during fiscal 2006.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts, improved Medicare reimbursements and changes in the mix of services provided. Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts. On a same hospital basis, net patient revenues per adjusted hospital discharge increased by 8.1% to $7,468 during fiscal 2006 from $6,907 during fiscal 2005.  We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP.  AAHP commenced operations on January 1, 2006 to provide healthcare services for Medicare Part D recipients and for those individuals eligible for Medicare who also receive full Medicaid benefits. As of June 30, 2006, approximately 3,500 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership decreased to approximately 96,700 at June 30, 2006 compared to approximately 100,200 at June 30, 2005. Premium revenues from these three plans increased by $41.5 million or 12.4% during the year ended June 30, 2006 compared to the prior year period.  This increase resulted primarily from the increased per member per month reimbursement from AAHP during our third and fourth fiscal quarters. PHP’s per member per month reimbursement rate also increased effective October 1, 2005. We do not anticipate a significant increase in membership for our health plan reporting segment during our fiscal year ending June 30, 2007 but could realize significant membership increases during future fiscal years.  PHP’s contract with the Arizona Health Care Cost Containment System (“AHCCCS”) commenced on October 1, 2003 and ends of September 30, 2007 with an option for AHCCCS to renew the contract for an additional one-year period. AAHP’s contract with the Centers for Medicare and Medicaid Services (“CMS”) went into effect on January 1, 2006 for a term of one year with a provision for successive year renewals.  Should the PHP contract terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable. The following table provides a summary of our accounts receivable by age since discharge date by payer type as of June 30, 2004, 2005 and 2006 (in millions).

June 30, 2004	0-90 days	91-180 days	Over 180 days	Total

Medicare	$71.4	$3.0	$2.6	$77.0
Medicaid	28.0	5.9	4.1	38.0
Managed Care	147.3	17.4	8.4	173.1
Self Pay(1)	42.2	35.3	10.2	87.7
Other	11.8	2.7	1.6	16.1

Total(3)	$300.7	$64.3	$26.9	$391.9

June 30, 2005	0-90 days(2)	91-180 days(2)	Over 180 days	Total

Medicare	$95.9	$5.5	$2.3	$103.7
Medicaid	43.1	12.1	7.3	62.5
Managed Care	204.1	21.2	10.1	235.4
Self Pay(1)	53.8	45.4	10.0	109.2
Other	17.8	6.0	1.8	25.6

Total(3)	$414.7	$90.2	$31.5	$536.4

June 30, 2006(2)	0-90 days	91-180 days	Over 180 days	Total

Medicare	$93.7	$5.4	$3.5	$102.6
Medicaid	40.6	11.6	7.2	59.4
Managed Care	208.6	24.0	11.9	244.5
Self Pay(1)	58.8	51.7	11.9	122.4
Other	14.7	5.3	2.3	22.3

Total(3)	$416.4	$98.0	$36.8	$551.2

____________________
(1)   Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer. If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category.
(2)   Includes accounts receivable balances for the Massachusetts hospitals acquired on December 31, 2004.
(3)   The total accounts receivable balances reflected on these tables differ from the net accounts receivable balances as stated on the consolidated balance sheets for those respective periods because the balance sheet accounts receivable amounts are reduced by manual contractual allowances for unbilled patient accounts, certain billed patient accounts and for cash payments received but not posted to patient accounts, whereas those deductions are not reflected on the aging reports.  The table below provides a reconciliation of these amounts.

	June 30, 2005	June 30, 2006

	(In millions)

Accounts receivable per aging report	$536.4	$551.2
Less: Allowance for doubtful accounts	(90.1)	(103.5)
Less: Manual contractual allowances for unbilled patient accounts	(116.1)	(118.4)
Less: Manual contractual allowances for certain billed patient accounts	(36.0)	(22.5)
Less: Unposted cash receipts and other	(8.2)	(12.7)

Net accounts receivable reflected on the consolidated balance sheets	$286.0	$294.1

                Our combined allowance for bad debts and allowance for charity care covered 90.5% and 93.4% of self-pay accounts receivable as of June 30, 2005 and 2006, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections increased by 3.6% on a same hospital basis during fiscal 2006 compared to fiscal 2005.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines.  CMS has indicated that it is aware of no regulations or guidelines preventing implementation of such policies.  During the fiscal years ended 2004, 2005 and 2006, we deducted $37.1 million, $55.6 million and $77.8 million of charity care from revenues, respectively.  During fiscal 2006, we began tracking healthcare services provided to undocumented aliens and recording those costs as charity care deductions. Payments received for these services are recorded as a decrease to charity deductions when received. These costs, net of $1.3 million of payments received, accounted for $14.4 million of our charity care deductions during fiscal 2006. Prior to fiscal 2006, these accounts were classified as self-pay and were subject to our allowance for doubtful accounts policy.

                Medicaid Funding Cuts

                Many states, including certain states in which we operate, have periodically reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts.  These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions.  Additionally, pressure exists at the federal level to reduce Medicaid matching funds provided to states as evidenced by a budget resolution set forth by Congress in April 2005 calling for $10.0 billion in cuts to federal funding of the Medicaid program over a five-year period. We are unable to assess the financial impact of enacted or proposed state or federal funding cuts at this time.

                Volatility of Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of professional and general liability insurance is sensitive to the volume and severity of cases reported.  Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  Some states, including Texas and Illinois, have recently passed tort reform legislation to place limits on non-economic damages.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

                Nursing Shortage and Nursing Ratio Requirements

                The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulties in retaining and recruiting nurses in our metropolitan Phoenix, Arizona, and Orange County, California markets. As a result of this shortage, we have utilized more contract labor resources that are typically more costly and less reliable than employed nurses.  We expect this shortage to continue for the foreseeable future. We expect to mitigate the effects of the nursing shortage by expanding our comprehensive nurse recruiting and retention program.  This program includes the following key components, among others:

•	Nursing schools in San Antonio and Phoenix
•	Foreign nurse recruiting initiatives
•	Tuition reimbursement and internal training to promote career advancement opportunities, including specialization qualifications
•	Extern programs and campus events to network with students
•	Preceptor and other mentoring programs
•	Expansion of orientation programs and employee involvement initiatives
•	Performance leadership training for managers and directors
•	Flexible work hours for nurses
•	Quality of care and employee safety initiatives
•	Competitive pay and benefits and nursing recognition programs

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program.  The SHP trains approximately 400 students each year, the majority of which we expect to choose permanent employment with us.  SHP expects total enrollment for fall 2006 to increase by 99 students or 32.5% compared to fall 2005 enrollment. Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students.  SHP enrollment includes approximately 80 students in our metropolitan Phoenix market that are trained using state of the art distance learning technology maximizing utilization of SHP instructors.  Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time.  Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be adversely impacted.

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

                Increased Cost of Compliance in a Heavily Regulated Industry

                We conduct business in a heavily regulated industry. Accordingly, we maintain a comprehensive, company-wide compliance program to address healthcare regulatory and other compliance requirements since if a determination were ever made that we were in material violation of any of the federal or state statutes regulating our healthcare operations, our operations and financial results could be materially adversely affected.  This compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees, annual fraud and abuse audits and annual coding audits.  The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee.  Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program.  During fiscal 2006, we established six regional compliance officers in our markets and staffed the new positions with professionals 100% dedicated to compliance duties. The financial resources necessary for program oversight, enforcement and periodic improvements to our program continue to grow, especially when we add new features to our program or engage external resources to assist with these highly complex matters.

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

                Revenues and Revenue Deductions

                We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, contractual adjustments are applied to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until we receive payment. We derive most of our patient service revenues from healthcare services provided to patients with Medicare or managed care insurance (including commercial insurance) coverage. During fiscal 2005 and 2006, combined Medicare and managed care revenues accounted for 77% and 79% of net patient revenues, respectively.  For those same periods, Medicaid revenues accounted for 7% of net patient revenues.  Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than

Medicare, no individual payer represents more than 10% of our patient service revenues, either on a gross or net basis.

                Medicare regulations and our principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from our estimates. We make our estimates of amounts owed to or receivable from the Medicare program using the best information available to us and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. During the years ended June 30, 2004, 2005 and 2006, we recorded increases to patient service revenues of $10.9 million, $6.1 million and $11.9 million, respectively, related to changes in estimated third party settlements as a result of receipt of notices of provider reimbursement or final audited cost reports. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.  We believe that future adjustments to our current third party settlement estimates will not significantly impact our results of operations or statement of position.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines.  In June 2004, we adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2004, 2005 and 2006, we deducted $37.1 million, $55.6 million and $77.8 million of charity care from revenues, respectively.

                We had premium revenues of $293.8 million, $333.5 million and $375.0 million during the years ended June 30, 2004, 2005 and 2006, respectively.  Our health plans have agreements with AHCCCS, CMS and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage level of enrollees in PHP and AAHP.  Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services, with the exception of AAHP reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of outstanding receivables is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 24.0% and 26.0% of accounts receivable, net of contractual discounts, as of June 30, 2005 and 2006, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. We estimate the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 180 days subsequent to discharge date plus a pre-determined percentage of accounts receivable due from patients less than 180 days old. We adjust our estimate as necessary on a quarterly basis using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also monitor cash collections and self-pay utilization. We believe that our standard policy is flexible to adapt to changing collection and self-pay utilization trends and our procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our future operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state.  We have historically been successful in qualifying approximately 60% of submitted accounts for Medicaid coverage. In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to the self-pay category to be subjected to our allowance for doubtful accounts policy. If the account does not qualify for Medicaid coverage, but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction.

                Because we require patient verification of coverage at the time of admission, reclassifications of Medicare or managed care accounts to self-pay, other than patient coinsurance or deductible amounts, occur infrequently and are not material to our consolidated financial statements.  Additionally, the impact of these classification changes is further limited by our ability to identify any necessary classification changes prior to patient discharge or soon thereafter.  Due to information system limitations, we are unable to quantify patient deductible and co-insurance receivables that are included in the primary payer classification in the accounts receivable aging report at any given point in time.  When classification changes occur, the account balance remains aged from the patient discharge date.

                Insurance Reserves

                Given the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  For claims reported through May 31, 2006, our captive subsidiary insured our professional and general liability risks at a $10.0 million retention level.  For claims reported subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence.  We maintain excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. We self-insure our workers compensations claims up to $1.0 million per claim and purchase excess insurance coverage for claims exceeding $1.0 million.  The following tables summarize our professional and general liability and workers compensation reserve balances as of June 30, 2005 and 2006 and our total provision for professional and general liability and workers compensation losses and related claims payments during the years ended June 30, 2004, 2005 and 2006, respectively.

	Professional and General Liability	Workers Compensation

	(In millions)
Reserve balance:
June 30, 2005	$ 50.5	$12.8
June 30, 2006	$ 58.8	$15.3

Provision for claims losses:
Fiscal Year 2004	$ 22.0	$8.3
Fiscal Year 2005	$ 18.8	$11.3
Fiscal Year 2006	$ 21.0	$8.9

Claims paid:
Fiscal Year 2004	$ 7.6	$6.4
Fiscal Year 2005	$ 9.2	$6.4
Fiscal Year 2006	$ 12.7	$6.4

                We use an independent actuary to estimate our reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including our loss exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment by the independent actuary and changes in these variables could result in significant period over period fluctuations in our estimates. We adjust these reserves from time to time as we receive updated information. During fiscal 2005 and 2006, due to changes in historical loss trends, we decreased our professional and general liability reserve related to prior fiscal years by $3.6 million and $6.9 million, respectively. During fiscal 2005, we increased our workers compensation reserve related to prior fiscal years by $2.0 million. During fiscal 2006, we decreased our workers compensation reserve related to prior fiscal years by $0.7 million. Given the fact that we have operated our hospitals for relatively short periods of time, we expect that additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures.

                The independent actuary provides a best estimate of IBNR using statistical confidence levels deemed adequate by the actuary that are less than 75%. Using a higher statistical confidence level would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels.

	Professional and General Liability	Workers Compensation

	(In millions)
June 30, 2005 reserve:
As reported	$ 50.5	$12.8
With 75% Confidence Level	$ 54.4	$13.1
With 90% Confidence Level	$ 60.2	$13.6

June 30, 2006 reserve:
As reported	$ 58.8	$15.3
With 75% Confidence Level	$ 69.4	$16.1
With 90% Confidence Level	$ 80.0	$16.7

                Medical Claims Reserves

                During the years ended June 30, 2004, 2005 and 2006, medical claims expense was approximately $211.8 million, $237.2 million and $270.3 million, respectively, primarily representing medical claims of PHP.  We estimate our reserve for medical claims using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees and the enrollee’s county of residence. The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $51.2 million and $44.0 million as of June 30, 2005 and 2006, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2004, 2005 and 2006, approximately $29.0 million, $36.6 million and $40.0 million, respectively, of accrued and paid claims for services provided to our health plan enrollees by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by enrollees in our health plans.

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

Selected Operating Statistics

                The following table sets forth certain operating statistics for the periods indicated below.

	Year Ended June 30,

Actual:	2004	2005	2006

Number of hospitals at end of period	16	19	19
Number of licensed beds at end of period	3,784	4,557	4,587
Discharges (a)	147,600	171,110	182,386
Adjusted discharges - hospitals (b)	215,958	262,780	289,333
Net revenue per adjusted discharge-hospitals (c)	$6,477	$6,899	$7,421
Patient days (d)	619,465	731,797	802,650
Adjusted patient days-hospitals (e)	906,358	1,123,846	1,273,304
Average length of stay (days) (f)	4.2	4.3	4.4
Outpatient surgeries (g)	60,717	73,921	81,240
Emergency room visits (h)	511,066	591,886	645,539
Occupancy rate (i)	45.0%	48.1%	48.3%
Average daily census (j)	1,693.0	2,005.0	2,199.0
Member lives (k)	142,200	146,700	146,200
Medical claims expense percentage (l)	72.1%	71.1%	72.1%

	Year ended June 30,

Same hospital:	2005	2006

Number of hospitals at end of period	16	16
Total revenues (in millions) (m)	$2,028.7	$2,165.1
Patient service revenues (in millions) (n)	$1,695.2	$1,790.1
Discharges (o)	154,089	150,169
Average length of stay (days) (p)	4.2	4.4
Patient days (q)	649,708	653,905
Adjusted discharges-hospitals (r)	229,619	225,667
Adjusted patient days-hospitals (s)	968,174	982,658
Net revenue per adjusted discharge-hospitals (t)	$6,907	$7,468
Outpatient surgeries (u)	64,081	61,567
Emergency room visits (v)	534,971	533,136

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

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(j)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(k)	Member lives represent the total number of enrollees in PHP, AAHP and MHP as of the end of the respective period.

(l)	Medical claims expense percentage is calculated by dividing medical claims expense by premium revenues.

(m)	Same hospital total revenues represent revenues from entities owned (including health plans) for the full 12 months of both years presented.

(n)	Same hospital patient service revenues represent patient service revenues (excluding health plan premium revenues) from entities owned for the full 12 months of both years presented.

(o)	Same hospital discharges represent discharges for hospitals owned for the full 12 months of both years presented.

(p)	Same hospital average length stay represents average length of stay days for hospitals owned for the full 12 months of both years presented.

(q)	Same hospital patient days represent patient days for hospitals owned for the full 12 months of both years presented.

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

(t)

Same hospital net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals for those hospitals owned for the full 12 months of both years presented. This statistic measures the average net payment expected to be received for a patient’s stay in those hospitals owned during both respective periods.

(u)

Same hospital outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers owned for the full 12 months of both years presented, on an outpatient basis (patient overnight stays not necessary).

(v)

Same hospital emergency room visits represent the number of patient visits to receive treatment at a hospital emergency room owned for the full 12 months of both years presented, regardless of whether an overnight stay is subsequently required.

Results of Operations

                The following tables present a summary of our operating results for the respective periods shown.

	Year Ended June 30,

	2004		2005		2006

	Amount	%	Amount	%	Amount	%

Actual:	(Dollars in millions)

Patient service revenues	$1,489.0	83.5%	$1,935.4	85.3%	$2,277.7	85.9%
Premium revenues	293.8	16.5	333.5	14.7	375.0	14.1

Total revenues	1,782.8	100.0	2,268.9	100.0	2,652.7	100.0
Salaries and benefits (includes stock compensation of $0.1, $97.4 and $1.7, respectively)	740.9	41.6	1,033.4	45.6	1,118.6	42.2
Supplies	283.0	15.9	374.2	16.5	428.9	16.2
Medical claims expense	211.8	11.9	237.2	10.4	270.3	10.2
Provision for doubtful accounts	118.2	6.7	151.3	6.7	178.1	6.7
Other operating expenses	256.0	14.3	325.4	14.4	401.9	15.1
Depreciation and amortization	64.7	3.6	82.0	3.6	107.5	4.0
Interest, net	43.1	2.4	88.3	3.9	111.0	4.2
Debt extinguishment costs	4.9	0.3	62.2	2.7	0.1	0.0
Merger expenses	–	0.0	23.3	1.0	–	0.0
Impairment expense	–	0.0	–	0.0	15.0	0.6
Other expenses	(4.8)	(0.3)	3.3	0.1	(2.0)	(0.1)

Income (loss) before income taxes	65.0	3.6	(111.7)	(4.9)	23.3	0.9
Provision for income taxes	24.9	1.4	(33.6)	(1.5)	10.4	0.4

Net income (loss)	$40.1	2.2%	$(78.1)	(3.4)%	$12.9	0.5%

	Year Ended June 30,

	2005		2006

	Amount	%	Amount	%

Same hospital:	(Dollars in millions)

Patient service revenues	$1,695.2	83.6%	$1,790.1	82.7%
Premium revenues	333.5	16.4	375.0	17.3

Total revenues	2,028.7	100.0	2,165.1	100.0
Salaries and benefits (includes stock compensation of $97.4 and $1.7, respectively)	906.9	44.7	859.4	39.7
Supplies	330.3	16.3	333.2	15.3
Medical claims expense	237.2	11.7	270.3	12.5
Provision for doubtful accounts	139.1	6.8	162.2	7.5
Other operating expenses	286.2	14.1	330.6	15.2
Depreciation and amortization	76.9	3.8	93.3	4.3
Interest, net	88.3	4.4	111.0	5.1
Debt extinguishment costs	62.2	3.1	0.1	0.0
Merger expenses	23.3	1.1	–	0.0
Impairment expense	–	0.0	15.0	0.7
Other expenses	3.4	0.2	(1.5)	0.1

Loss before income taxes	$(125.1)	(6.2)%	$(8.5)	(0.4)%

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005

                Revenues.  $247.4 million of the $383.8 million increase in total revenues during fiscal 2006 related to our acquisition of the Massachusetts hospitals, while same hospital revenues improved by $136.4 million. We experienced weakened demand for inpatient and outpatient healthcare services during fiscal 2006. Same hospital adjusted discharges decreased by 1.7% during fiscal 2006. Same hospital emergency room visits and outpatient surgeries decreased by 0.3% and 3.9%, respectively, during fiscal 2006. We attribute this weakened demand to multiple factors including a mild respiratory illness season, decreases in rehabilitation discharges as a result of regulatory changes, greater competition from other hospitals in recruiting and retaining quality physicians and the increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits.  Although our same hospital volumes declined during fiscal 2006, we realized an 8.1% increase in same hospital net revenue per adjusted discharge compared to fiscal 2005.  We implemented successful service mix strategies and realized improved reimbursement from managed care payers and Medicare.  We expect revenues growth to continue during fiscal 2007, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased by 12.4% during fiscal 2006 as a result of the start of AAHP’s operations on January 1, 2006. During fiscal 2006, approximately 3,500 PHP members became AAHP members. Per member per month reimbursement rates are significantly higher under AAHP than under the traditional AHCCCS Medicaid program. Per member per month reimbursement for PHP also increased effective October 1, 2005. Total average membership in PHP and AAHP increased from approximately 99,000 during fiscal 2005 to approximately 100,300 during fiscal 2006.

                We continue to focus on implementing the appropriate service line mix that both meets the needs of our patients and improves our operating results.  The success of this strategy depends on our physician recruitment and retention initiatives, emergency department and throughput design improvements, surgery unit expansions and primary care development initiatives.  We believe that these initiatives and the favorable demographic trends in most of our markets will position us to recapture patient volumes once demand for healthcare services recovers.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes, were $2,629.4 million or 99.1% of total revenues during fiscal 2006, an improvement from 104.9% during fiscal 2005. Fiscal 2005 costs and expenses were negatively impacted by the Merger. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent our most significant individual costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 42.2% during fiscal 2006 from 45.6% during fiscal 2005. The decrease resulted primarily from a $95.7 million decrease in stock compensation. Absent the effect of stock compensation, this ratio would have increased to 42.1% during fiscal 2006 compared to 41.3% during fiscal 2005. Our fiscal 2006 salaries and benefits as a percentage of total revenues was adversely impacted by the additional six months of operations of the Massachusetts hospitals which incur higher salaries and benefits costs for approximately 1,550 unionized employees. On a same hospital basis, salaries and benefits excluding stock compensation as a percentage of total revenues decreased to 39.6% during fiscal 2006 compared to 39.9% during fiscal 2005.

The national nursing shortage hindered our ability to fully manage salaries and benefits. We experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets and were required to utilize more costly and less efficient temporary nurse staffing. We believe the nursing shortage will persist during the foreseeable future. Additionally, state mandated nurse staffing ratios in California strain our nursing resources even further. We believe our comprehensive nursing recruiting and retention plan will mitigate the impact of the nursing shortage to a certain degree.  However, should we be unsuccessful in our attempts to maintain employed nursing coverage adequate for our present and future needs, and especially if additional states in which we operate enact new laws mandating nurse staffing ratios, our salaries and wages costs could be materially adversely impacted.

•

Supplies.  Supplies as a percentage of total revenues decreased to 16.2% during fiscal 2006 from 16.5% during fiscal 2005. Supplies as a percentage of patient service revenues decreased to 18.8% during fiscal 2006 compared to 19.3% during fiscal 2005. The year over year improvement in this ratio resulted from our efforts to increase utilization of our group purchasing organization and to implement our materials management strategies in Massachusetts. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio.  We continue to streamline our materials management process, which should help offset acuity increases.  However, price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug-eluting stents, could have a significant adverse impact on future supply costs.

•

Medical claims expense.  Medical claims expense as a percentage of premium revenues increased from 71.1% during fiscal 2005 to 72.1% during fiscal 2006 primarily as a result of the start of AAHP operations on January 1, 2006. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $40.0 million, or 12.9% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2006.

•

Provision for doubtful accounts.  During fiscal 2006, the provision for doubtful accounts as a percentage of patient service revenues remained consistent with that of fiscal 2005. During fiscal 2006, self-pay revenues as a percentage of net patient revenues decreased from 11.1% to 9.8%. Under our hindsight estimation methodology, our provision for doubtful accounts may be adversely affected by delays in the timing of non self-pay account collections period over period.  Collecting outstanding self-pay accounts receivable remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues (prior to charity deductions) increased to 10.9% during fiscal 2006 compared to 10.4% during fiscal 2005.

                Other operating expenses.  Other operating expenses include, among others, purchased services, insurance, property taxes, rents and leases, repairs and maintenance and utilities.  Other operating expenses as a percentage of total revenues increased to 15.1% during fiscal 2006 compared to 14.4% during fiscal 2005. This increase resulted primarily from increased repairs and maintenance of $11.3 million and a $14.4 million increase in purchased services as a result of a change in policy in accounting for out of network payments under capitated payer contracts. During fiscal 2005, we recorded out of network capitated plan payments as revenue deductions instead of purchased services.

                Other.  Depreciation and amortization as a percentage of total revenues increased to 4.0% during fiscal 2006 compared to 3.6% during fiscal 2005 as a result of our capital improvement and expansion initiatives.  The increase in net interest as a percentage of total revenues to 4.2% during fiscal 2006 compared to 3.9% during fiscal 2005 resulted primarily from our $175.0 million delayed draw term loan borrowing in September 2005. We incurred significant debt extinguishment costs and Merger expenses related to the Merger during fiscal 2005 and recognized an impairment charge of $15.0 million during fiscal 2006 related to the excess carrying value of our California hospital asset group over our estimate of its fair value.

                Income taxes.  The effective tax rate increased from 30.1% in fiscal 2005 to 44.6% in fiscal 2006. This increase was due to certain Merger-related costs that were non-deductible for tax purposes during fiscal 2005 and nondeductible goodwill associated with the impairment charge in fiscal 2006.

                Net income.  The $91.0 million year over year increase in net income resulted from the increased revenues as described above in excess of increased expenses. Net income during fiscal 2005 was adversely affected by the significant Merger-related costs.

Year ended June 30, 2005 compared to Year ended June 30, 2004

                Revenues.  Revenues increased by $486.1 million during fiscal 2005 compared fiscal 2004 due to the acquisition of the Massachusetts hospitals, same hospital volume increases and improved reimbursement for services provided.  Hospital adjusted discharges increased by 21.7% during fiscal 2005.  Emergency room visits increased by 15.8%, and outpatient surgery volumes increased by 21.7% during fiscal 2005.  Same hospital revenues increased by $245.9 million or 13.8% as a result of increases in same hospital adjusted discharges, emergency room visits and outpatient surgeries of 6.3%, 4.7% and 5.5%, respectively.  In addition, same hospital net revenue per adjusted discharge increased 6.6% year over year.  Our service expansion initiatives and managed care contracting strategies played significant roles in inpatient and outpatient volume improvements and were responsive to increased demand for such healthcare services created by the high population growth in most of the markets we serve.

                Premium revenues increased by 13.5% during fiscal 2005 as a result of a year over year increase in average enrollees at PHP, per member rate increases and increases in reinsurance and supplemental revenues.

                Revenues, exclusive of health plan premium and other non-hospital revenues, per adjusted discharge increased 6.5% during fiscal 2005.  We successfully negotiated with managed care payers to receive favorable reimbursement for our services. The acuity of care required by our patients also affected this statistic.

                We implemented physician recruitment, emergency department expansion, surgery unit expansion, specialty service expansions and intra-market resource sharing strategies during fiscal 2005.  We also made considerable progress on our significant expansion projects in San Antonio and Phoenix during fiscal 2005.

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

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues increased to 45.6% during fiscal 2005 from 41.6% during fiscal 2004.  As a result of the Merger, stock compensation expense increased from $0.1 million during fiscal year 2004 to $97.4 million during fiscal 2005.  Absent the effect of stock compensation, salaries and benefits as a percentage of revenues would have been 41.3% during fiscal 2005.  On a same hospital basis, absent the effect of stock compensation, salaries and benefits as a percentage of total revenues decreased to 39.9% during fiscal 2005 as a result of our care management, nurse utilization and service expansion strategies.  Our improvements in this same hospital ratio were offset by higher salaries and benefits in our newly-acquired Massachusetts hospitals, in which approximately 1,100 of our employees were unionized as of June 30, 2005.

The national nursing shortage hindered our ability to fully manage salaries and benefits during fiscal 2005.  We experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix and Orange County markets.  As a result of these factors, we hired additional nurses and utilized more costly outsourced nursing personnel.

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

•

Provision for doubtful accounts.  During fiscal 2005, the provision for doubtful accounts as a percentage of patient service revenues decreased to 7.8% from 7.9% during fiscal 2004.  During fiscal 2005, our self-pay revenues as a percentage of net patient revenues decreased to 11.1% from 11.7% during fiscal 2004 partly due to lower self pay utilization at our Massachusetts hospitals.  On a same hospital basis, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.2% during fiscal 2005.  We experienced improved up front cash collections and success in qualifying patients for coverage under Medicaid or similar programs during fiscal 2005.  Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines.  In June 2004, we expanded our charity care guidelines resulting in a decrease in revenues and a reduction in bad debts.  During fiscal 2004 and 2005, we recorded $37.1 million and $55.6 million of charity care revenue deductions, respectively.  On a combined basis, the provision for doubtful accounts and charity care expense as a percentage of patient service revenues (prior to charity deductions) increased to 10.4% during fiscal 2005 compared to 10.2% during fiscal 2004.

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

Liquidity and Capital Resources

                Operating Activities

                At June 30, 2006, we had working capital of $149.7 million, including cash and cash equivalents of $123.6 million. Working capital at June 30, 2005 was $77.7 million. The increase in working capital was primarily due to the borrowing of the $175.0 million in delayed draw term loans in September 2005. Cash provided by operating activities decreased from $201.8 million during fiscal 2005 to $149.3 million during fiscal 2006. The significant decrease was due to positive cash flows of $108.3 million during fiscal 2005 related to the buildup of accounts payable and other liabilities compared to only $3.6 million of positive cash flows for these items in fiscal 2006 and a $21.9 million increase in net interest payments during fiscal 2006 compared to fiscal 2005.  These changes were offset by $53.3 million in cash outflows during fiscal 2005 related to the buildup of accounts receivable at our Massachusetts hospitals. Our net revenue days in accounts receivable decreased from 53 days during fiscal 2005 to 51 days during fiscal 2006 as a result of improved upfront cash collections and business office efficiency initiatives.

                Investing Activities

                Cash used in investing activities decreased from $324.3 million during fiscal 2005 to $245.4 million during fiscal 2006, primarily as a result of the $50.9 million of direct acquisition costs we paid during fiscal 2005 related to the Merger, the $87.7 million purchase price paid for the Massachusetts hospitals offset by a $46.3 million period over period increase in capital expenditures.

                We spent $284.5 million for capital expenditures during fiscal 2006.  In May 2004 and July 2005, our board of directors approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix. We estimate that these projects will cost a total of approximately $333.5 million, including capitalized interest costs.  Through June 30, 2006, we have spent approximately $235.8 million related to these projects and expect to incur the remaining $97.7 million during our next two fiscal years. All of these projects will result in additional capacity at each of the six hospitals.  In addition, most of the projects will facilitate an expansion of clinical service capabilities.  The following table summarizes these major expansion projects as of September 1, 2006.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Completed

Phoenix
Arrowhead Hospital	Q4 FY 04	Q1 FY 07	100(5)	✓	✓	✓
Paradise Valley Hospital	Q1 FY 07	Q3 FY 08	22(4)	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q4 FY 07	39	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q1 FY 07	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q1 FY 07	33(3)	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q3 FY 07	27

____________________
(1)	Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project will allow for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of an additional 18 previously licensed beds.
(5)	40 of these beds were added during the fourth quarter of fiscal 2005.

                We anticipate spending a total of $230.0 million to $250.0 million in capital expenditures during fiscal 2007.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities

                Cash provided by financing activities decreased from $151.6 million during fiscal 2005 to $140.5 million during fiscal 2006, due to the significant financing activities associated with the Merger on September 23, 2004.

                We have outstanding $1,519.2 million in aggregate indebtedness and $207.2 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $42.8 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. However, prior to October 1, 2009, the interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

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

                The 2005 term loan facility borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum. These rates reflect a savings of 1.0% per annum over the interest rate options for our previous initial term loan facility. The borrowings under the revolving credit facility currently bear interest at a rate equal to, at our option, a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum. These rates are subject to increase by up to 0.50% per annum should our leverage ratio exceed certain designated levels.

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

                As of June 30, 2006, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	1.90x	2.78x
Total leverage ratio limit	6.15x	4.14x
Senior leverage ratio limit	3.75x	1.87x

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

                The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	N/A
9.0% Senior Subordinated Notes	CCC+	Caal
11.25% Senior Discount Notes	CCC+	Caa2
Senior credit facilities	B	B2

                We expect that cash generated from our operations and cash available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our refinanced senior credit facilities will be available to enable us to meet these requirements and needs.

                We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we might have to draw upon amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, should our operating results and borrowing capacities not sufficiently support these capital projects or acquisition opportunities, our growth strategies may not be fully realized. Our future operating performance, ability to service or refinance our new debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with their payment dates as of June 30, 2006.

	Payments due by period

	Within 1 year	During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$121.6	$241.4	$242.5	$1,848.9	$2,454.4
Capital lease obligations	0.4	–	–	–	0.4
Operating leases	28.3	44.8	27.5	47.4	148.0
Purchase obligations	33.1	–	–	–	33.1
Health claims payable	44.0	–	–	–	44.0
Estimated self-insurance liabilities	21.1	32.7	16.4	5.5	75.7

Subtotal	$248.5	$318.9	$286.4	$1,901.8	$2,755.6

	Payments due by period

	Within 1 year	During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements	$89.2	$22.1	$4.0	$14.2	$129.5
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	–	42.8	42.8
Physician commitments	7.0	–	–	–	7.0
Minimum rent revenue commitments	0.2	–	–	–	0.2

Subtotal	$114.4	$22.1	$4.0	$57.0	$197.5

Total obligations and commitments	$362.9	$341.0	$290.4	$1,958.8	$2,953.1

                California has a statute and regulations that require hospitals to meet certain seismic performance standards. Hospitals that do not meet the standards may be required to retrofit their facilities. We have filed our required compliance plans with the State of California. Assuming we continue to own our California hospitals, we expect to comply with the initial seismic requirements at all of our California facilities by 2013 and to incur approximately $14.8 million in costs to meet our compliance plan. Upon completion of the $14.8 million in improvements, our California facilities will be compliant with the seismic regulations and standards through 2029. We estimate that the majority of the square footage in our California facilities will be compliant with the seismic regulations and standards that come into effect during 2030 once we have completed our $14.8 million in improvements, but we are unable at this time to estimate our costs for full compliance with the 2030 requirements.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

                We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of June 30, 2006, we had in place $1,039.7 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $789.7 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $42.8 million of capacity was utilized by outstanding letters of credit as of June 30, 2006). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on pre-tax income and cash flows of approximately $1.0 million.

                The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. The revolving credit facility matures in September 2010. The $789.7 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.

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

                Changes in Internal Control Over Financial Reporting

                There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

                None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

                The table below presents information with respect to the members of our board of directors and our executive officers and their ages as of September 1, 2006.

Name	Age	Position
Charles N. Martin, Jr.	63	Chairman of the Board & Chief Executive Officer; Director
Kent H. Wallace	51	President & Chief Operating Officer
Keith B. Pitts	49	Vice Chairman
Joseph D. Moore	59	Executive Vice President, Chief Financial Officer & Treasurer
Ronald P. Soltman	60	Executive Vice President, General Counsel & Secretary
Dan F. Ausman	51	Senior Vice President-Operations
Reginald M. Ballantyne III	62	Senior Vice President-Market Strategy & Government Affairs
James Bonnette, M.D.	55	Senior Vice President & Chief Medical Officer
Bruce F. Chafin	50	Senior Vice President-Compliance & Ethics
J. Michael Cowling	55	Senior Vice President-Operations
Alan N. Cranford	48	Senior Vice President & Chief Information Officer
James Johnston	62	Senior Vice President-Human Resources
Joseph J. Mullany	42	Senior Vice President-Operations
Harold H. Pilgrim III	45	Senior Vice President-Operations
Phillip W. Roe	45	Senior Vice President, Controller & Chief Accounting Officer
James H. Spalding	47	Senior Vice President, Assistant General Counsel & Assistant Secretary
Alan G. Thomas	52	Senior Vice President-Operations Finance
Thomas M. Ways	56	Senior Vice President-Managed Care & Physician Integration
Michael A. Dal Bello	35	Director
Eric T. Fry	39	Director
Benjamin J. Jenkins	35	Director
Neil P. Simpkins	40	Director

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

                Kent H. Wallace has served as Vanguard’s President & Chief Operating Officer since September 2005. Prior thereto he was a Senior Vice President - Operations of Vanguard from February 2003 until September 2005. Prior thereto from July 2001 to December 2002 he was Regional Vice President of Province Healthcare Company of Brentwood, Tennessee, an owner and operator of 20 non-urban, acute care hospitals in 13 states of the United States. During this time Mr. Wallace had managerial responsibility for seven of these hospitals. From June 1999 until June 2001 Mr. Wallace was President and Chief Executive Officer of Custom Curb, Inc. of Chattanooga, Tennessee, a family owned company which manufactured roof accessories. Prior thereto from January 1997 until May 1999 Mr. Wallace was a Vice President - Acquisitions and Development of Tenet Healthcare Corporation of Dallas, Texas, a hospital management company (“Tenet”).

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

                Dan F. Ausman has served as a Senior Vice President - Operations of Vanguard since February 2006. Prior thereto from May 2005 to February 2006 he was Vice President - Operations of Vanguard. From 1998 to April 2005 Mr. Ausman was the President & Chief Executive Officer of Irvine Regional Hospital and Medical Center, a 176-bed acute care hospital in Irvine, CA which is owned by an affiliate of Tenet.

                Reginald M. Ballantyne III, joined Vanguard in May 2001 and has served as Senior Vice President - Market Strategy & Government Affairs of Vanguard since January 2002. From 1984 to 2001, he served as President of PMH Health Resources, Inc., an Arizona based multi-unit healthcare system. Prior to 1984, Mr. Ballantyne served as President of Phoenix Memorial Hospital in Phoenix, Arizona. Mr. Ballantyne served as Chairman of the American Hospital Association (“AHA”) in 1997 and as Speaker of the AHA House of Delegates in 1998. He is a Fellow of the American College of Healthcare Executives (“ACHE”) and a recipient of the ACHE Gold Medal Award for Management Excellence. Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the AHA Committee of Commissioners from 1992 until 1995. Mr. Ballantyne previously served as a director of Superior Consultant Holdings Corporation and is currently a director of several privately held companies.

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

                Alan N. Cranford has served as Senior Vice President and Chief Information Officer of Vanguard since September 2003. Prior thereto from June 2000 to August 2003 and from May 1995 to May 2000 he was Senior Vice President - Operations, and Vice President - Operations, respectively, of Tenet.

                James Johnston has served as Senior Vice President - Human Resources of Vanguard since July 1997. Prior thereto from November 1995 to January 1997, he served as Senior Vice President - Human Resources of OrNda.

                Joseph J. Mullany has served as a Senior Vice President - Operations of Vanguard since September 2005. Prior thereto from October 2002 to August 2005 he was a Regional Vice President of Essent Healthcare, Inc. of Nashville, TN, an investor-owned hospital management company, responsible for its New England Division. Prior thereto from October 1998 to October 2002 Mr. Mullany was a Division Vice President of Health Management Associates, Inc. of Naples, Florida, an investor-owned hospital management company, responsible for its Mississippi Division.

                Harold H. Pilgrim III has served as a Senior Vice President - Operations of Vanguard since September 2005. Prior thereto from February 2003 to September 2005 he was Vice President - Business Development of Vanguard, responsible for development for Vanguard’s Texas operations. Prior thereto from November 2001 to January 2003 Mr. Pilgrim was Vanguard’s Vice President - Investor Relations, and during that period he was also involved in Vanguard’s acquisitions and development activities.  From January 1, 2001 to October 2001 Mr. Pilgrim was Chief Development Officer for Velocity Health Capital, Inc., a Nashville, TN - based investment banking firm focused on the health care and bio-sciences industries.

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

                Michael A. Dal Bello became a member of Vanguard’s board of directors on September 23, 2004. Mr. Dal Bello has been a Principal in the Private Equity Group of Blackstone since December 2005 and from 2002 until December 2005, he was an Associate in this Group. While at Blackstone, Mr. Dal Bello has been actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves on the board of representatives of Team Finance LLC and Global Tower Partners.

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

                Benjamin J. Jenkins became a member of Vanguard’s board of directors on September 23, 2004. Mr. Jenkins has been a Principal in the Private Equity group of Blackstone since 1999. Previously, Mr. Jenkins was an Associate at Saunders Karp & Megrue. Prior to that, Mr. Jenkins worked in the Mergers & Acquisitions Department at Morgan Stanley & Co. Mr. Jenkins holds a B.A. in Economics from Stanford University and an M.B.A. from

Harvard Business School. He currently serves on the supervisory board of Celanese AG, the board of representatives of Team Finance LLC and is a director of Celanese Corporation and Global Tower Partners.

                Neil P. Simpkins became a member of Vanguard’s board of directors on September 23, 2004. Mr. Simpkins has served as a Senior Managing Director of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Chairman of the board of directors of TRW Automotive Holdings Corp. and is a member of the board of representatives of Team Finance LLC.

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

                Code of Ethics

                We have adopted a Code of Business Conduct and Ethics for all of our employees, a copy of which has been posted on our Internet website at www.vanguardhealth.com/CodeofBusinessConductandEthics.pdf. Our Code of Business Conduct and Ethics is a “code of ethics”, as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission.  Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Item 11. Executive Compensation.

                As an independent company, we have established executive compensation practices that link compensation with our performance as a company. We will continually review our executive compensation programs to ensure that they are competitive.

                The following table sets forth, for the fiscal year ended June 30, 2006, the compensation earned by the Chief Executive Officer and the four other most highly compensated executive officers of the registrant, Vanguard. We refer to these persons as our named executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (c)	Other Annual Compensation ($) (a)	Restricted Stock Awards ($)	Securities Underlying Options (#)	All Other Compensation ($) (b)

Charles N. Martin, Jr.	2006	1,036,942	525,146	0	0	0	9,864
Chairman of the Board & Chief Executive	2005	1,014,998	2,145,230	0	(d)	0	9.714
Officer	2004	945,000	810,000	0	0	0	9,564

Kent H. Wallace	2006	560,383	273,978	71,240	0	7,000	7,291
President & Chief Operating Officer	2005	402,525	745,039	0	(d)	200	625
	2004	390,775	377,300	187,647	0	0	810

Keith B. Pitts	2006	632,497	288,831	0	0	0	7,110
Vice Chairman	2005	614,075	3,075,483	0	(d)	0	6,960
	2004	577,500	440,000	0	0	0	6,810

Joseph D. Moore	2006	574,998	204,223	0	0	0	2,322
Executive Vice President, Chief Financial	2005	558,250	773,200	0	(d)	0	2,322
Officer & Treasurer	2004	525,000	300,000	0	0	0	2,322

Ronald P. Soltman	2006	517,498	170,672	0	0	0	2,322
Executive Vice President, General Counsel	2005	502,425	641,518	0	(d)	0	2,296
& Secretary	2004	472,500	247,500	0	0	0	2,064

____________________
(a)

An “0” in this column means that no such compensation was paid other than perquisites and other personal benefits which have not been included because their aggregate value provided to any of the named executive officers was below the reporting threshold established by the Securities and Exchange Commission.  Other Annual Compensation of $71,240 for Mr. Wallace in fiscal 2006 represents our payment to him of $69,280 to reimburse him for certain relocation expenses in his move to our Nashville, Tennessee headquarters from San Antonio, Texas after his election in September 2005 as our President & Chief Operating Officer and $1,960 to reimburse him for club dues. Other Annual Compensation of $187,647 for Mr. Wallace in fiscal 2004 represents our payment to him of $185,287 to reimburse him for certain relocation expenses in his move to San Antonio, Texas, to commence employment with Vanguard and $2,360 to reimburse him for club dues.

(b)

The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2006 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,300; Mr. Wallace: $6,300; Mr. Pitts: $6,300; Mr. Moore: $0; and Mr. Soltman: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Wallace: $991; Mr. Pitts: $810; Mr. Moore: $2,322; and Mr. Soltman: $2,322. The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2005 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,150; Mr. Wallace: $0; Mr. Pitts: $6,150; Mr. Moore: $0; and Mr. Soltman: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Wallace: $625; Mr. Pitts: $810; Mr. Moore: $2,322; and Mr. Soltman: $2,296.  The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2004 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,000; Mr. Wallace: $0; Mr. Pitts: $6,000; Mr. Moore: $0; and Mr. Soltman: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Wallace: $810; Mr. Pitts: $810; Mr. Moore: $2,322; and Mr. Soltman: $2,064.

(c)

In respect of the bonus amounts shown for fiscal year 2005, $917,730, $383,939; $498,520, $339,900 and $280,418 of these aggregate amounts for Messrs. Martin, Wallace, Pitts, Moore and Soltman, respectively, were paid to these executives in September 2005 under the Company’s 2001 Annual Incentive Plan for reaching performance targets in fiscal year 2005 and $1,227,500, $361,100, $722,100, $433,300 and $361,100 of these aggregate amounts for Messrs. Martin, Wallace, Pitts, Moore and Soltman, respectively, were paid to these officers as one-time Merger completion bonuses on or about September 23, 2004.  $1,854,863 of this aggregate amount for Mr. Pitts for fiscal year 2005 reflects a one-time bonus payment to him on September 23, 2004, in connection with the cancellation just prior to the Merger of 5,275 stock options granted to him in August 2000 under Vanguard’s former 1998 Stock Option Plan as part of his recruitment package to Vanguard.

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

Stock Option Grants During Fiscal 2006

                During the fiscal year ended June 30, 2006, the grants of stock options under our stock-based employee benefit plans to the named executive officers were as follows.

	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price ($/Sh)	Market Price on Date of Grant ($/Sh)	Expiration Date	Potential Realizable Values at Assumed Annual Rates of Stock Price Appreciation for Option Term ($)(a)

						0%	5%	10%
Charles N. Martin, Jr.	–	–	–	–	–	–	–	–
Kent H. Wallace	858(b)	2.3	1,150.37	1,150.37	11/3/15	0	620,730	1,573,052
	858(c)	2.3	1,150.37	1,150.37	11/3/15	0	620,730	1,573,052
	736(b)	2.0	3,000.00	1,150.37	11/3/15	0	0	0
	1,592(d)	4.3	1,150.37	1,150.37	11/28/15	0	1,151,751	2,918,762
	1,592(e)	4.3	1,150.37	1,150.37	11/28/15	0	1,151,751	2,918,762
	1,364(d)	3.7	3,000.00	1,150.37	11/28/15	0	0	0
Keith B. Pitts	–	–	–	–	–	–	–	–
Joseph D. Moore	–	–	–	–	–	–	–	–
Ronald P. Soltman	–	–	–	–	–	–	–	–

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

(b)	20% of the stock options vest and become exercisable on each of the first five anniversaries of the November 3, 2005, grant date of these options.

(c)	100% of the stock options vest and become exercisable on the eighth anniversary of the November 3, 2005, grant date of these options.

(d)	20% of the stock options vest and become exercisable on each of the first five anniversaries of the November 28, 2005, grant date of these options.

(e)	100% of the stock options vest and become exercisable on the eighth anniversary of the November 28, 2005, grant date of these options.

Aggregate Option Exercises During Fiscal 2006 and Fiscal Year-End Option Values

                The following table sets forth information with respect to the named executive officers concerning their exercise of stock options during the fiscal year ended June 30, 2006 and in respect of the number and value of unexercised options held by each of them as of June 30, 2006.

	Shares Acquired on Exercise (#)(a)	Value Realized ($)	Number of Securities Underlying Unexercised Options At Fiscal Year-End(#)		Value of Unexercised In-the-Money Options At Fiscal Year-End($)(a)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Charles N. Martin, Jr.	0	0	0	0	0	0
Kent H. Wallace	0	0	0	7,000	0	0
Keith B. Pitts	0	0	0	0	0	0
Joseph D. Moore	0	0	0	0	0	0
Ronald P. Soltman	0	0	0	0	0	0

____________________
(a)

There was no public market for our common stock at June 30, 2006. The dollar values of unexercised in-the-money options represent the difference between the assumed fair market value of $1,150.37 per share at June 30, 2006 pursuant to the most recent share appraisal obtained by the Company and the exercise prices of the options.

Compensation Committee Interlocks and Insider Participation

                During fiscal 2006, we had no compensation committee of our board of directors.  Charles N. Martin, Jr., one of the named executive officers, participated in deliberations of our board of directors concerning executive officer compensation during fiscal 2006.

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

                For fiscal year 2006, AIP awards for most executive officers were 50% based on the Company achieving certain consolidated EBITDA targets and 50% upon achieving certain consolidated free cash flow targets. Award maximum levels for these officers ranged from 30% to 50% of their base salaries for meeting the EBITDA maximum target and 30% to 50% of their base salaries for meeting the free cash flow maximum target. For officers responsible only for the operations of the various regions of the Company, their AIP awards were solely based upon regional EBITDA targets and their award targets ranged from 70% to 108% of their base salaries depending on the EBITDA levels actually obtained.

Holdings LLC Units Plan

                Holdings acquired Vanguard in the Merger on September 23, 2004.  The following contains a summary of the material terms of the Holdings LLC Units Plan, which we refer to as the 2004 Units Plan, pursuant to which Holdings may grant the right to purchase units to members of our management. Charles N. Martin, Jr., Kent H. Wallace, Keith B. Pitts, Joseph D. Moore, Ronald P. Soltman and certain other members of our management have been granted the right to purchase units under the 2004 Units Plan.

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

                Administration

                The 2004 Unit Plan is administered by a committee of Holdings’ board of representatives or, in the board of representatives’ discretion, the board of representatives. The committee has the sole discretion to determine the employees to whom awards may be granted under the 2004 Unit Plan, the number and/or class of Units to be covered by an award, the purchase price, if any, of such awards, determine the terms and conditions of any award and determine under what circumstances awards may be settled or cancelled. The committee is authorized to interpret the 2004 Unit Plan, to establish, amend and rescind any rules and regulations relating to the 2004 Unit Plan, and to make any other determinations that it deems necessary or desirable for the administration of the plan. The committee may correct any defect or supply any omission or reconcile any inconsistency in the 2004 Unit Plan in the manner and to the extent the committee deems necessary or desirable.

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

                Holdings LLC Units Held by Certain of our Managers

                The units of Holdings consist of Class A units, Class B units, Class C units and Class D units. As of September 1, 2006, approximately 59.2% of Holdings’ Class A Units were held by Blackstone, approximately 20.8% were held by MSCP, approximately 15.6% were held by certain members of our management and approximately 4.4% were held by other investors. The Class B units, Class C units and Class D units are held exclusively by members of our senior management and all such units were purchased on September 23, 2004.

                Of our named executive officers, Charles N. Martin, Jr. owns 40,000 class A units, 8,913 class B units, 8,913 class C units and 7,640 class D units; Kent H. Wallace owns 850 class A units, 2,622 class B units, 2,622 class C units and 2,247 class D units; Keith B. Pitts owns 11,000 class A units, 5,243 class B units, 5,243 class C units and 4,494 class D units; Joseph D. Moore owns 10,450 class A units, 3,146 class B units, 3,146 class C units and 2,696 class D units; and Ronald P. Soltman owns 8,196 class A units, 2,622 class B units, 2,622 class C units and 2,247 class D units. As of September 1, 2006, none of the class C units are vested, but 20% of the Class B and D units are vested; and an additional 20% of such class B and D units will vest on September 23, 2006. See the vesting provisions in respect of the class A, B, C and D units in the discussion immediately below.

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

Our Employment Agreements

                On June 1, 1998, we entered into written employment agreements with our Chief Executive Officer, Chief Financial Officer and our General Counsel (Messrs. Martin, Moore and Soltman, respectively), which were amended and restated on September 23, 2004, to extend the term of the employment agreements for five years, and to provide that the Merger did not constitute a change in control under the agreements. On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman, and on September 23, 2004, his employment agreement was amended and restated to extend the term of the employment agreement for five years, and to provide that the Merger did not constitute a change in control under the agreement.

                The term of each employment agreement will renew automatically for additional one-year periods, unless any such agreement is terminated by us or by the officer by delivering notice of termination no later than 90 days before the end of any such renewal term. The base salaries of Messrs. Martin, Moore, Pitts and Soltman under such written employment agreements are, during calendar year 2006, $1,050,291, $583,495, $641,845 and $525,146, respectively. Pursuant to these agreements the officers are eligible to participate in an annual bonus plan giving each of them an opportunity to earn an annual bonus in such amount as our board of directors should determine, as well as pension, medical and other customary employee benefits. The terms of these agreements state that if the officer terminates his employment for Good Reason (as defined in the agreements) or if we terminate the officer’s employment without Cause (as defined in the agreements), he will receive within a specified time after the termination a payment of up to three times the sum of (i) his annual salary plus (ii) the average of the bonuses given to him in the two years immediately preceding his termination.

Our Severance Protection Agreements

                We provide our executives at the Vice President level and above (other than Messrs. Martin, Moore, Pitts and Soltman, who each have a written employment agreement containing severance provisions) with severance protection agreements granting them severance payments in amounts of 200% to 300% of annual salary and bonus. Generally, severance payments are due under these agreements if a change in control (as defined in the agreements) should occur and employment of the officer is terminated during the term of the agreement by us (or our successor) without Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreement). In addition, these agreements state that in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our 10% shareholders by 5% or more), the executives have an obligation to remain in our employ until the earliest of (1) six months after the Potential Change in Control; (2) a change in control; (3) a termination of employment by us; or (4) a termination of employment by the employee for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the executive had a Good Reason) or due to death, disability or retirement. On September 23, 2004, all the outstanding severance protection agreements were amended and restated to provide that the Merger did not constitute a change in control under the agreements, and that we would not terminate the agreements prior to the third anniversary of the closing of the Merger.

Our 2004 Stock Incentive Plan

                General

                The Company adopted the 2004 Stock Incentive Plan upon consummation of the Merger which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards with respect to the Company to employees of the Company or its affiliates. The awards available under the 2004 Stock Incentive Plan, together with Holdings’ equity incentive units, represent 20.0% of the fully-diluted equity of the Company at the closing of the Merger. Shares covered by awards that expire, terminate or lapse are again available for option or grant under the 2004 Stock Incentive Plan. The total number of shares of the Company’s common stock which may be issued under the 2004 Stock Incentive Plan is 98,120.  All of our previous option plans were terminated upon consummation of the Merger on September 23, 2004.

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

                As of June 30, 2006, options to purchase 70,657 shares of the Company’s common stock (the “New Options”) were outstanding under the 2004 Stock Incentive Plan. The New Options were granted in part as “time options,” and in part as “performance options” which vest and become exercisable ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control of the Company), with 35% of the shares subject to the time options having been granted with an exercise price equal to the fair market price per share at the time of grant (a range of $1,000 to $1,150.37 per share), with 30% of the shares subject to the performance options having been granted with an exercise price of $3,000 per share, and with the 35% remainder of the shares subject to the “liquidity options” having been granted with an exercise price equal to the fair market price per share at the time of grant (a range of $1,000 to $1,150.37 per share) and which shall become fully vested and exercisable upon the completion of any of certain designated business events, and in any event by the eighth anniversary of the date of grant. Any common stock for which such options are exercised are governed by a stockholders agreement, which is described below under “Item 13.  Certain Relationships and Related Transactions - Stockholders Agreement.”

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                As of September 1, 2006, VHS Holdings LLC (“Holdings”) directly owned 624,550 of the outstanding shares of the common stock of Vanguard (representing a 83.3% ownership interest), certain investment funds affiliated with Blackstone directly owned 125,000 of the outstanding shares of the common stock of Vanguard (representing a 16.7% ownership interest) and no other person or entity had a direct beneficial ownership interest in the common stock of Vanguard, except for certain key employees who held an aggregate of 4,030 exercisable options into 4,030 shares of the common stock of Vanguard as of such date. However, ignoring only the direct ownership of Holdings in the common stock of Vanguard, the following table sets forth information with respect to the direct or indirect beneficial ownership of the common stock of Vanguard as of September 1, 2006 by (1) each person (other than Holdings) known to own beneficially more than 5.0% of the common stock of Vanguard, (2) each named executive officer, (3) each of our directors and (4) all executive officers and directors as a group.  The indirect beneficial ownership of the common stock of Vanguard reflects the direct beneficial ownership of all Class A units and all vested Class B and D units of Holdings.

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

Name of Beneficial Owner	Beneficial Ownership	Ownership Percentage

Blackstone Funds(1)	494,930	66.0%
MSCP Funds(2)	130,000	17.3%
Charles N. Martin Jr.(3)	46,622	6.2%
Joseph D. Moore(4)	12,788	1.7%
Keith B. Pitts(5)	14,896	2.0%
Ronald P. Soltman(6)	10,144	1.3%
Kent H. Wallace(7)	2,798	*
Neil P. Simpkins (1)	494,930	66.0%
Benjamin J. Jenkins	—(8)	—(8)
Michael A. Dal Bello	—(8)	—(8)
Eric T. Fry (9)	130,000	17.3%
All directors and executive officers as a group (22 persons) (10)	739,013	95.4%

____________________
*	Less than 1% of shares of common stock outstanding (excluding, in the case of all directors and executive officers as a group, shares beneficially owned by Blackstone and by the MSCP Funds).

(1)

Includes common stock interests directly and indirectly owned by each of Blackstone FCH Capital Partners IV L.P., Blackstone FCH Capital Partners IV-A L.P., Blackstone FCH Capital Partners IV-B L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., Blackstone Health Commitment Partners L.P. and Blackstone Health Commitment Partners-A L.P. (the “Blackstone Funds”), for which Blackstone Management Associates IV L.L.C. (“BMA”) is the general partner having voting and investment power over the membership interests in Holdings and the shares in Vanguard held or controlled by each of the Blackstone Funds. Mr. Simpkins is a member of BMA and disclaims any beneficial ownership of the membership interests or the shares beneficially owned by BMA. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the membership interests or shares held or controlled by the Blackstone Funds. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such membership interests and shares. The address of BMA and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

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

(3)	Includes 3,566 B units and 3,056 D units in Holdings which are vested or vest within 60 days of September 1, 2006.

(4)	Includes 1,259 B units and 1,079 D units in Holdings which are vested or vest within 60 days of September 1, 2006.

(5)	Includes 2,098 B units and 1,798 D units in Holdings which are vested or vest within 60 days of September 1, 2006.

(6)	Includes 1,049 B units and 899 D units in Holdings which are vested or vest within 60 days of September 1, 2006.

(7)	Includes 1,049 B units and 899 D units in Holdings which are vested or vest within 60 days of September 1, 2006.

(8)	Messrs. Jenkins and Dal Bello are employees of Blackstone, but do not have investment or voting control over the shares beneficially owned by Blackstone.

(9)

Mr. Fry is a Managing Director of Metalmark Capital LLC and exercises shared voting or investment power over the membership interests in Holdings owned by the MSCP Funds and, as a result, may be deemed to be the beneficial owner of such membership interests and the shares of Vanguard common stock indirectly owned. Mr. Fry disclaims beneficial ownership of such membership interests and shares of common stock as a result of his employment arrangements with Metalmark, except to the extent of his pecuniary interest therein ultimately realized.

(10)	Includes 1,796 options in Vanguard and 12,484 B units and 10,701 D units in Holdings which have vested or vest within 60 days of September 1, 2006.

Equity Compensation Plan Information

                The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of Vanguard’s existing equity compensation plans as of June 30, 2006.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	70,657 (1)	$1,644.12	27,322 (1)

Equity compensation plans not approved by security holders	0	$ 0	0

Total	70,657	$1,644.12	27,322
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

Transaction and Monitoring Fee Agreement

                In connection with the Merger, Vanguard entered into a transaction and monitoring fee agreement with affiliates of Blackstone and Metalmark pursuant to which these affiliates provide certain structuring, advisory and management services to us. Under this agreement, Vanguard paid to Blackstone Management Partners IV L.L.C. (“BMP”) upon the closing of the Merger a transaction fee of $20.0 million. In consideration for ongoing consulting and management advisory services, Vanguard is required to pay to BMP an annual fee of $4.0 million. In consideration for on-going consulting and management services Vanguard is required to pay to Metalmark Subadvisor LLC (“Metalmark SA”), an affiliate of Metalmark, an annual fee of $1.2 million for the first five years and thereafter an annual fee of $600,000. In the event or in anticipation of a change of control or initial public offering, BMP may elect at any time to have Vanguard pay to BMP and Metalmark SA lump sum cash payments equal to the present value (using a discount rate equal to the yield to maturity on the date of notice of such event of the class of outstanding U.S. government bonds having a final maturity closest to the tenth anniversary of such written notice) of all then-current and future fees payable to each of BMP and Metalmark SA under the agreement (assuming that the agreement terminates on the tenth anniversary of the closing of the Merger). In the event that BMP receives any additional fees in connection with an acquisition or disposition involving Vanguard, Metalmark SA will receive an additional fee equal to 15.0% of such fees paid to BMP or, if both parties provide equity financing in connection with the transaction, Metalmark SA will receive a portion of the aggregate fees payable by Vanguard, if any, based upon the amount of equity financing provided by Metalmark SA. The transaction and monitoring fee agreement also requires Vanguard to pay or reimburse BMP and Metalmark SA for reasonable out-of-pocket expenses in connection with, and indemnify them for liabilities arising from, the engagement of BMP and Metalmark SA of independent professionals pursuant to and the performance by BMP and Metalmark SA of the services contemplated by the transaction and monitoring fee agreement. The transaction and monitoring fee agreement will remain in effect with respect to each of BMP and Metalmark SA until the earliest of (1) BMP and Metalmark SA, as the case may be, beneficially owning less than 5.0% of Vanguard’s common equity on a fully diluted basis, (2) the completion of a lump-sum payout as described above or (3) termination of the agreement upon the mutual consent of BMP and/or Metalmark SA, as the case may be, and Vanguard. Upon termination of Metalmark SA as a party to the agreement, Metalmark SA will be entitled to the excess, if any, of 15.0% of the aggregate amount of fees paid to date to BMP under the agreement minus any monitoring fees already paid to Metalmark SA.

                Under the transaction and monitoring fee agreement during fiscal year 2006, Vanguard paid to BMP the annual $4.0 million fee referred to above. BMP is an affiliate of the Blackstone Funds which own 66.0% of the equity of Vanguard.  Three of our five directors, Messrs. Dal Bello, Jenkins and Simpkins, are employed by affiliates of BMP.

                Under the transaction and monitoring fee agreement during fiscal year 2006, Vanguard paid to Metalmark SA the annual $1.2 million fee referred to above. Vanguard also incurred $2,569 of the out-of-pocket expenses of Metalmark SA in connection with performing services for us under the agreement, which Vanguard paid to Metalmark in July 2006. Metalmark SA is an affiliate of Metalmark Capital LLC which manages the MSCP Funds and the MSCP Funds own 17.3% of the equity of Vanguard.  One of our five directors, Eric T. Fry, is employed by an affiliate of Metalmark SA.

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

Item 14. Principal Accounting Fees and Services.

Fees Paid to the Independent Auditor

                    The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Vanguard’s annual financial statements for 2005 and 2006, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2005 and 2006.

	2005	2006

Audit fees(1)	$1,230,549	$771,187
Audit-related fees(2)	42,442	–

Audit and audit-related fees	1,272,991	771,187
Tax fees(3)	45,698	78,954
All other fees(4)	590,104	1,128,488

Total fees(5)	$1,908,793	$1,978,629

____________________
(1)

Audit fees for 2005 and 2006 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included Vanguard’s quarterly reports and statutory audits.  Additionally, audit fees for 2005 include fees for services provided in connection with a Rule 144A offering memorandum and Registration statement and issuances of related letters to the initial purchasers and consents.

(2)	Audit-related fees for 2005 consisted principally of fees for advice and consultation related to the potential acquisition of the Company.

(3)	Tax fees for 2005 and 2006 consisted principally of fees for tax advisory services.

(4)

All other fees for 2005 and 2006 consisted of assistance in filing Medicare and Medicaid appeals and reopening requests for cost reports that had been settled by the fiscal intermediary; assistance in identification of Medicaid eligible days for inclusion in the Medicare cost reports for Medicare disproportionate share reimbursement and assistance on accounting issues in the ownership of medical office buildings.

(5)	Ernst & Young LLP full time, permanent employees performed all of the professional services described in this chart.

Pre-Approval Policies and Procedures

                    In February 2004, our board of directors first adopted an audit and non-audit services pre-approval policy and in November 2004 and May 2006 the board amended and restated this policy.  This policy sets forth the Board’s procedures and conditions pursuant to which services proposed to be performed by the Company’s regular independent auditor (and those other independent auditors for whom pre-approvals are legally necessary) are presented to the Board for pre-approval. Normally, the policy would have been approved by the audit committee and ratified by the board of directors, but in February 2004, November 2004 and May 2006 we had no audit committee and, as a result, the full board of directors has the responsibility for all matters that are usually the responsibility of the audit committee.

                    The policy provides that the board of directors shall pre-approve audit services, audit-related services, tax services and those other services that it believes to be routine and recurring services that do not impair the independence of the auditor.  Under the policy, our Chief Accounting Officer is responsible for determining whether services provided by the independent auditor are included as part of those services already pre-approved or whether separate approval from the board of directors is required.  All services performed for us by Ernst & Young LLP, our independent registered public accounting firm, subsequent to the adoption of the policy have been pre-approved by the board of directors.  The board of directors has concluded that the audit-related services, tax services and other non-audit services provided by Ernst & Young LLP in fiscal year 2006 were compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.  In addition, to safeguard the continued independence of the independent auditors, the policy prevents our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended.

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

                    VANGUARD HEALTH SYSTEMS, INC.                                     Date

                    By:  /s/ Charles N. Martin, Jr.                                                         September 20, 2006
                           Charles N. Martin, Jr.
                           Chairman of the Board & Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	September 20, 2006
Charles N. Martin, Jr.

/s/ Joseph D. Moore	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	September 20, 2006
Joseph D. Moore

/s/ Phillip W. Roe	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	September 20, 2006
Phillip W. Roe

/s/ Michael A. Dal Bello	Director	September 20, 2006
Michael A. Dal Bello

/s/ Eric T. Fry	Director	September 20, 2006
Eric T. Fry

/s/ Benjamin J. Jenkins	Director	September 20, 2006
Benjamin J. Jenkins

/s/ Neil P. Simpkins	Director	September 20, 2006
Neil P. Simpkins

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

VANGUARD HEALTH SYSTEMS, INC.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of June 30, 2005 and 2006	F-3
Consolidated Statements of Operations for the years ended June 30, 2004, 2005 and 2006	F-4

Consolidated Statements of Operations for the predecessor period July 1, 2004 through September
   22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005

F-5
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2004, 2005 and 2006	F-6
Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2005 and 2006	F-7

Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through September
   22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005

F-9
Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vanguard Health Systems, Inc.

                We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2006 and for the period from September 23, 2004 to June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows of Vanguard Health Systems, Inc. (Predecessor) for the period from July 1, 2004 to September 22, 2004 and the year ended June 30, 2004 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2006 and 2005 and the consolidated results of its operations and its cash flows for the year ended June 30, 2006 and the period from September 23, 2004 to June 30, 2005 and the consolidated results of its operations and its cash flows for the period from July 1, 2004 to September 22, 2004 and for the year ended June 30, 2004 (Predecessor) in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
August 31, 2006

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	June 30, 2006

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$79.2	$123.6
Accounts receivable, net of allowance for doubtful accounts of approximately $90.1 and $103.5 at June 30, 2005 and 2006, respectively	286.0	294.1
Inventories	43.5	48.8
Prepaid expenses and other current assets	36.1	51.2

Total current assets	444.8	517.7
Property, plant and equipment, net of accumulated depreciation	1,072.8	1,199.4
Goodwill	813.1	815.8
Intangible assets, net of accumulated amortization	74.3	69.4
Investments in and advanced to affiliates	9.0	8.2
Other assets	57.7	40.0

Total assets	$2,471.7	$2,650.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145.5	$152.4
Accrued salaries and benefits	86.4	85.3
Accrued health claims	51.2	44.0
Accrued interest	14.5	13.3
Other accrued expenses and current liabilities	61.9	64.7
Current maturities of long-term debt	7.6	8.3

Total current liabilities	367.1	368.0
Minority interests in equity of consolidated entities	10.4	9.4
Other liabilities	68.9	73.0
Long-term debt, less current maturities	1,349.5	1,510.9
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2005 and 2006, respectively	–	–
Additional paid-in capital	643.2	643.7
Retained earnings	32.6	45.5

Total stockholders’ equity	675.8	689.2

Total liabilities and stockholders’ equity	$2,471.7	$2,650.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	Predecessor	Combined Basis

	2004	2005	2006

	(In millions)

Patient service revenues	$1,489.0	$1,935.4	$2,277.7
Premium revenues	293.8	333.5	375.0

Total revenues	1,782.8	2,268.9	2,652.7
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.1, $97.4 and $1.7, respectively)	740.9	1,033.4	1,118.6
Supplies	283.0	374.2	428.9
Medical claims expense	211.8	237.2	270.3
Purchased services	90.7	123.3	156.8
Provision for doubtful accounts	118.2	151.3	178.1
Other operating expenses	141.9	172.1	208.3
Rents and leases	23.4	30.0	36.8
Depreciation and amortization	64.7	82.0	107.5
Interest, net	43.1	88.3	111.0
Debt extinguishment costs	4.9	62.2	0.1
Merger expenses	–	23.3	–
Impairment expense	–	–	15.0
Other expenses	(4.8)	3.3	(2.0)

Income (loss) before income taxes	65.0	(111.7)	23.3
Income tax expense (benefit)	24.9	(33.6)	10.4

Net income (loss)	40.1	(78.1)	12.9
Preferred stock dividends	(4.0)	(1.0)	–

Net income (loss) attributable to common stockholders	$36.1	$(79.1)	$12.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

	(In millions)

Patient service revenues	$377.3	$1,558.1	$1,935.4
Premium revenues	72.3	261.2	333.5

Total revenues	449.6	1,819.3	2,268.9
Costs and expenses:
Salaries and benefits (includes stock compensation of $96.7, $0.7 and $97.4, respectively)	275.4	758.0	1,033.4
Supplies	72.3	301.9	374.2
Medical claims expense	55.0	182.2	237.2
Purchased services	22.1	101.2	123.3
Provision for doubtful accounts	31.5	119.8	151.3
Other operating expenses	37.2	134.9	172.1
Rents and leases	5.7	24.3	30.0
Depreciation and amortization	17.4	64.6	82.0
Interest, net	9.8	78.5	88.3
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	0.2	23.3
Other expenses	(0.1)	3.4	3.3

Income (loss) before income taxes	(162.0)	50.3	(111.7)
Income tax expense (benefit)	(51.3)	17.7	(33.6)

Net income (loss)	(110.7)	32.6	(78.1)
Preferred stock dividends	(1.0)	–	(1.0)

Net income (loss) attributable to common stockholders	$(111.7)	$32.6	$(79.1)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

	Shares	Amount	Shares	Amount

	(In millions, except share amounts)
Balance at June 30, 2003 (predecessor)	–	$–	232,713	$–	$352.5	$23.2	$(0.6)	$375.1
Issuance of common stock	–	–	95	–	0.2	–	–	0.2
Retirement of common stock	–	–	(59)	–	(0.1)	–	–	(0.1)
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(4.0)	–	–	(4.0)
Stock compensation (non-cash)	–	–	–	–	0.1	–	–	0.1
Comprehensive income:
Interest rate swap mark-to-market adjustment (net of taxes)	–	–	–	–	–	–	0.4	0.4
Reversal of other comprehensive loss	–	–	–	–	–	–	0.2	0.2
Net income	–	–	–	–	–	40.1	–	40.1

Comprehensive income	–	–	–	–	–	40.1	0.6	40.7

Balance at June 30, 2004 (predecessor)	–	–	232,749	–	348.7	63.3	–	412.0
Issuance of common stock	–	–	35	–	–	–	–	–
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(1.0)	–	–	(1.0)
Stock compensation (non-cash)	–	–	–	–	0.1	–	–	0.1
Net loss, July 1, 2004 through September 22, 2004	–	–	–	–	–	(110.7)	–	(110.7)
Retirement of common stock in connection with merger	–	–	(232,784)	–	(354.9)	–	–	(354.9)
Elimination of accrued dividends for Payable-In-Kind Preferred Stock	–	–	–	–	7.1	–	–	7.1
Elimination of retained deficit as of merger date	–	–	–	–	–	47.4	–	47.4

Balance at September 22, 2004 (predecessor)	–	–	–	–	–	–	–	–
Issuance of common stock	–	–	749,550	–	749.6	–	–	749.6
Issuance of equity incentive units of Holdings	–	–	–	–	5.7	–	–	5.7
Adjustment to record rollover equity contributions by management investors to predecessor basis	–	–	–	–	(113.3)	–	–	(113.3)
Stock compensation (non-cash)	–	–	–	–	0.7	–	–	0.7
Adjustment to income tax effect of cancellation and payouts of stock options in connection with merger	–	–	–	–	0.5	–	–	0.5
Net income, September 23, 2004 to June 30, 2005	–	–	–	–	–	32.6	–	32.6

Balance at June 30, 2005	–	–	749,550	–	643.2	32.6	–	675.8
Stock compensation (non-cash)	–	–	–	–	1.7	–	–	1.7
Repurchase of equity incentive units	–	–	–	–	(1.5)	–	–	(1.5)
Issuance of common stock	–	–	141	–	0.1	–	–	0.1
Repurchase of common stock	–	–	(141)	–	(0.1)	–	–	(0.1)
Adjustment to income tax effect of options payouts in connection with merger	–	–	–	–	0.3	–	–	0.3
Net income	–	–	–	–	–	12.9	–	12.9

Balance at June 30, 2006	–	$–	749,550	$–	$643.7	$45.5	$–	$689.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,

	Predecessor	Combined Basis

	2004	2005	2006

	(In millions)
Operating activities:
Net income (loss)	$40.1	$(78.1)	$12.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	64.7	82.0	107.5
Provision for doubtful accounts	118.2	151.3	178.1
Amortization of loan costs	1.8	3.2	4.0
Accretion of principal on senior discount notes	–	11.0	15.7
Debt extinguishment costs	4.9	62.2	0.1
Loss (gain) on disposal of assets	(0.8)	0.6	(9.6)
Stock compensation	0.1	97.4	1.7
Deferred income taxes	12.7	(37.6)	8.5
Merger expenses	–	23.3	–
Impairment expense	–	–	15.0
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(129.0)	(159.4)	(186.6)
Establishment of accounts receivable for acquisitions	–	(53.3)	–
Inventories	(2.3)	(2.9)	(5.5)
Prepaid expenses and other current assets	(16.3)	(7.6)	3.9
Income tax receivable	(1.4)	1.4	–
Accounts payable	(11.1)	58.3	4.4
Income tax payable	(0.2)	9.0	(9.7)
Accrued expenses and other liabilities	27.6	41.0	8.9

Net cash provided by operating activities	109.0	201.8	149.3
Investing activities:
Acquisitions, including working capital settlement payments	(20.0)	(138.6)	(1.2)
Capital expenditures	(151.0)	(238.2)	(284.5)
Proceeds from asset sales	6.2	0.7	39.7
Purchases of short-term investments	(58.0)	(87.8)	(128.4)
Sales of short-term investments	–	145.8	128.4
Other	(2.3)	(6.2)	0.6

Net cash used in investing activities	(225.1)	(324.3)	(245.4)
Financing activities:
Proceeds from issuance of common stock	–	495.5	–
Proceeds from joint venture partner contributions	3.0	8.0	–
Proceeds from long-term debt	497.5	1,347.7	175.0
Payments of long-term debt and capital leases	(353.4)	(690.4)	(31.4)
Payments of loan costs and debt termination fees	(8.2)	(44.4)	(0.7)
Payments to retire stock, equity incentive units and stock options	(0.1)	(964.9)	(2.5)
Proceeds from the exercise of stock options	0.2	0.1	0.1

Net cash provided by financing activities	139.0	151.6	140.5

Increase in cash and cash equivalents	22.9	29.1	44.4
Cash and cash equivalents at beginning of year	27.2	50.1	79.2

Cash and cash equivalents at end of year	$50.1	$79.2	$123.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended June 30,

	Predecessor	Combined Basis

	2004	2005	2006

	(In millions)
Supplemental cash flow information:
Net interest paid	$43.8	$79.4	$101.3

Net income taxes paid (received)	$2.1	$(1.0)	$2.1

Supplemental noncash activities:
Payable-In-Kind Preferred Stock dividends	$4.0	$1.0	$–

Capitalized interest	$0.7	$4.3	$8.3

Acquisitions:
Cash paid, net of cash received	$20.0	$138.6	$1.2

Fair value of assets acquired	1.6	112.0	(3.3)
Liabilities assumed	(3.4)	24.8	0.7
Additional paid-in capital	–	–	(0.3)

Net assets acquired	5.0	87.2	(4.3)

Goodwill and intangible assets acquired	$15.0	$51.4	$5.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

	(In millions)
Operating activities:
Net income (loss)	$(110.7)	$32.6	$(78.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	17.4	64.6	82.0
Provision for doubtful accounts	31.5	119.8	151.3
Amortization of loan costs	0.5	2.7	3.2
Accretion of principal on senior discount notes	–	11.0	11.0
Debt extinguishment costs	62.2	–	62.2
Loss on disposal of assets	0.6	–	0.6
Stock compensation	96.7	0.7	97.4
Deferred income taxes	(50.9)	13.3	(37.6)
Merger expenses	23.1	0.2	23.3
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(42.1)	(117.3)	(159.4)
Establishment of accounts receivable for acquisitions	–	(53.3)	(53.3)
Inventories	(0.3)	(2.6)	(2.9)
Prepaid expenses and other current assets	2.4	(10.0)	(7.6)
Income tax receivable	–	1.4	1.4
Accounts payable	41.4	16.9	58.3
Income tax payable	–	9.0	9.0
Accrued expenses and other long-term liabilities	7.0	34.0	41.0

Net cash provided by operating activities	78.8	123.0	201.8
Investing activities:
Acquisitions, including working capital settlement payments	(50.8)	(87.8)	(138.6)
Capital expenditures	(29.8)	(208.4)	(238.2)
Proceeds from asset sales	0.5	0.2	0.7
Purchases of short-term investments	–	(87.8)	(87.8)
Sales of short-term investments	30.0	115.8	145.8
Other	0.1	(6.3)	(6.2)

Net cash used in investing activities	(50.0)	(274.3)	(324.3)
Financing activities:
Proceeds from issuance of common stock	494.9	0.6	495.5
Proceeds from joint venture partner contributions	–	8.0	8.0
Proceeds from long-term debt	1,174.7	173.0	1,347.7
Payments of long-term debt and capital leases	(683.9)	(6.5)	(690.4)
Payments of loan costs and debt termination fees	(40.9)	(3.5)	(44.4)
Payments to retire stock and stock options	(964.9)	–	(964.9)
Proceeds from the exercise of stock options	0.1	–	0.1

Net cash provided by (used in) financing activities	(20.0)	171.6	151.6

Increase in cash and cash equivalents	8.8	20.3	29.1
Cash and cash equivalents at beginning of period	50.1	58.9	50.1

Cash and cash equivalents at end of period	$58.9	$79.2	$79.2

Cash paid for interest	$23.6	$55.8	$79.4

Cash received for income taxes	$(0.1)	$(0.9)	$(1.0)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006

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

                The following table summarizes the sources and uses of funds to finance the Merger (in millions):

Sources:	Amount

Senior credit facilities(1):
Term loan facility	$ 475.0
Revolving loan facility	–
Issuance of 9.0% senior subordinated notes(2)	575.0
Issuance of 11.25% senior discount notes(3)	124.7
Cash equity contribution by Blackstone	494.9
Rollover equity contribution by MSCP	130.0
Rollover equity contribution by management and certain other investors	96.6
Cash equity contribution by management and certain other investors	22.5
Cash equity contribution by Baptist Health Services(4)	5.0
Cash equity contribution for purchase of equity incentive units by certain members of senior management	5.7
Vanguard cash on hand	38.3

$ 1,967.7

Uses:

Purchase price of Vanguard equity	$ 1,220.0
Redemption of Payable In Kind Preferred Stock issued in connection with the acquisition of MacNeal Hospital	28.6
Repayment of Vanguard's existing senior credit facilities	300.0
Repurchase of substantially all of Vanguard's outstanding 9.75% Notes and payment of related tender premium and consent fees(5)	349.2
Payment of fees and expenses related to the new senior credit facilities, the 9.0% Notes and the 11.25% Notes	41.6
Payment of capitalized Merger-related fees and expenses	28.3

$ 1,967.7

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

Cash	$ 86.9
Accounts receivable, net	235.3
Prepaid expenses and other current assets	64.8
Property, plant and equipment	795.8
Goodwill	821.2
Intangible assets	79.4
Other assets	60.1

Total assets acquired	2,143.5

Current liabilities	190.8
Debt	5.1
Other liabilities	93.2

Total liabilities assumed	289.1

Allocated purchase price	1,854.4
Predecessor basis limitation under EITF 88-16	113.3

Fair value of net assets acquired	$ 1,967.7

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

                Vanguard also incurred costs of $51.6 million directly related to the Merger, of which $23.1 million, $0.2 million and $23.3 million is reflected as Merger expenses on the accompanying consolidated statements of operations for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005, respectively. The remaining $28.3 million is included in goodwill on the accompanying consolidated balance sheets as set forth by the provisions of Statement of Financial Accounting Standards No. 141.

                The table below provides a detail of the Merger-related costs (in millions).

	Merger Expenses	Goodwill

Advisory fees	$10.0	$4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.5	0.2

	$23.3	$28.3

2.             Business and Basis of Presentation

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of June 30, 2006, Vanguard’s affiliates owned and managed 19 acute care hospitals with 4,587 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; Orange County, California, and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona.

Basis of Presentation

                The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $20.0 million, $26.1 million and $30.6 million for the years ended June 30, 2004, 2005 (combined basis) and 2006, respectively.

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

                Revenues and Revenue Deductions

                Vanguard recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. Vanguard estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, Vanguard applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases Vanguard records an estimated allowance until payment is received. Vanguard derives most of its patient service revenues from healthcare services provided to patients with Medicare or managed care insurance (including commercial insurance) coverage. During fiscal 2005 and 2006, combined Medicare and managed care revenues accounted for 77% and 79% of net patient revenues, respectively.  For those same periods, Medicaid revenues accounted for 7% of net patient revenues.  Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of Vanguard’s patient service revenues, either on a gross or net basis.

                Medicare regulations and Vanguard’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its healthcare facilities. To obtain reimbursement for certain services under the Medicare program, Vanguard must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. Vanguard estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. Vanguard includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. During the years ended June 30, 2004, 2005 and 2006, Vanguard recorded increases to patient service revenues of $10.9 million, $6.1 million and $11.9 million, respectively, related to changes in estimated third party settlements as a result of receipt of notices of provider reimbursement or final audited cost reports. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.  Management believes that future adjustments to its current third party settlement estimates will not significantly impact Vanguard’s results of operations or financial position.

                Vanguard does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). Vanguard deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines.  In June 2004, Vanguard adopted revised policies that provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2004, 2005 and 2006, Vanguard deducted $37.1 million, $55.6 million and $77.8 million of charity care from revenues, respectively.

                Vanguard had premium revenues of $293.8 million, $333.5 million and $375.0 million during the years ended June 30, 2004, 2005 and 2006, respectively.  Vanguard’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”) and MacNeal Health Providers (“MHP”), have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”), Centers for Medicare and Medicaid Services (“CMS”) and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, Vanguard’s health plans receive monthly payments based on the number of HMO participants or the number and coverage level of enrollees in PHP and AAHP. Vanguard’s health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Vanguard’s ability to collect the self-pay portions of outstanding receivables is critical to its operating performance and cash flows. The allowance for doubtful accounts was approximately 24.0% and 26.0% of accounts receivable, net of contractual discounts, as of June 30, 2005 and 2006, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. Vanguard estimates the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 180 days subsequent to discharge date plus a pre-determined percentage of accounts receivable due from patients less than 180 days old. Vanguard adjusts its estimate as necessary on a quarterly basis using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also monitors cash collections and self-pay utilization. Management believes that its standard policy is flexible to adapt to changing collection and self-pay utilization trends and its procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates and significantly affect its future operations and cash flows.

                Vanguard classifies accounts pending Medicaid approval as Medicaid accounts in its accounts receivable aging report and records a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state.  Vanguard has historically been successful in qualifying approximately 60% of submitted accounts for Medicaid coverage. In the event an account is not successfully qualified for Medicaid coverage and does not meet Vanguard’s charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to the self-pay category subjected to Vanguard’s allowance for doubtful accounts policy. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction.

                Because Vanguard requires patient verification of coverage at the time of admission, reclassifications of Medicare or managed care accounts to self-pay, other than patient coinsurance or deductible amounts, occur infrequently and are not material to its financial statements.  Additionally, the impact of these classification changes is further limited by Vanguard’s ability to identify any necessary classification changes prior to patient discharge or soon thereafter.  Due to information system limitations, Vanguard is unable to quantify patient deductible and co-insurance receivables that are included in the primary payer classification in the accounts receivable aging report at any given point in time.  When classification changes occur, the account balance remains aged from the patient discharge date.

                A summary of Vanguard’s allowance for doubtful accounts activity during the three most recent fiscal years follows (in millions).

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period

Allowance for doubtful accounts:
Year ended June 30, 2004	$45.5	$118.2	$100.2	$63.5
Predecessor period July 1, 2004 through September 22, 2004	$63.5	$31.5	$27.3	$67.7
Successor period September 23, 2004 through June 30, 2005	$67.7	$119.8	$97.4	$90.1
Year ended June 30, 2006	$90.1	$178.1	$164.7	$103.5

Insurance Reserves

                Given the nature of its operating environment, Vanguard is subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred subsequent to May 31, 2006, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. Vanguard self-insures its workers compensations claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million.  The following tables summarize Vanguard’s professional and general liability and workers compensation reserve balances as of June 30, 2005 and 2006 and its total provision for professional and general liability and workers compensation losses and related claims payments during the years ended June 30, 2004, 2005 and 2006, respectively.

	Professional and General Liability	Workers Compensation

	(In millions)
Reserve balance:
June 30, 2005	$ 50.5	$12.8
June 30, 2006	$ 58.8	$15.3

Provision for claims losses:
Fiscal Year 2004	$ 22.0	$8.3
Fiscal Year 2005	$ 18.8	$11.3
Fiscal Year 2006	$ 21.0	$8.9

Claims paid:
Fiscal Year 2004	$ 7.6	$6.4
Fiscal Year 2005	$ 9.2	$6.4
Fiscal Year 2006	$ 12.7	$6.4

                Vanguard utilizes an independent actuary to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including Vanguard’s loss exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment by the independent actuary and changes in these variables could result in significant period over period fluctuations in Vanguard’s estimates. Vanguard adjusts these reserves from time to time as it receives updated information. During fiscal 2005 and 2006, due to changes in historical loss trends, Vanguard decreased its professional and general liability reserve related to prior fiscal years by $3.6 million and $6.9 million, respectively.  During fiscal 2005, Vanguard increased its workers compensation reserve related to prior fiscal years by $2.0 million.  During fiscal 2006, Vanguard decreased its workers compensation reserve related to prior fiscal years by $0.7 million.  Given the fact that Vanguard has operated its hospitals for relatively short periods of time, management expects that additional adjustments to prior year estimates may occur as Vanguard’s reporting history and loss portfolio matures.

                The independent actuary provides a best estimate of IBNR using statistical confidence levels deemed adequate by the actuary that are below 75%. Using a higher statistical confidence level would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels (in millions).

	Professional and General Liability	Workers Compensation

	(In millions)
June 30, 2005 reserve:
As reported	$ 50.5	$12.8
With 75% Confidence Level	$ 54.4	$13.1
With 90% Confidence Level	$ 60.2	$13.6

June 30, 2006 reserve:
As reported	$ 58.8	$15.3
With 75% Confidence Level	$ 69.4	$16.1
With 90% Confidence Level	$ 80.0	$16.7

                Medical Claims Reserves

                During the years ended June 30, 2004, 2005 and 2006, medical claims expense was approximately $211.8 million, $237.2 million and $270.3 million, respectively, primarily representing medical claims of PHP.  Vanguard estimates PHP’s reserve for medical claims using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees and the county in which the enrollee resides. The reserve for medical claims, including incurred but not reported claims, for all of Vanguard’s health plans was approximately $51.2 million and $44.0 million as of June 30, 2005 and 2006, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2004, 2005 and 2006, approximately $29.0 million, $36.6 million and $40.0 million, respectively, of accrued and paid claims for services provided to Vanguard’s health plan enrollees by its hospitals and its other healthcare facilities were eliminated in consolidation. Vanguard’s operating results and cash flows could be materially affected by increased or decreased utilization of its healthcare facilities by enrollees in its health plans.

                Income Taxes

                Income taxes are computed on the liability method of accounting whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are increased using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Management believes that Vanguard’s tax return provisions are accurate and supportable, but certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. To reflect the possibility that all of its tax positions may not be sustained, Vanguard maintains tax reserves that are subject to adjustment as updated information becomes available or as circumstances change. Vanguard records the impact of tax reserve changes to its income tax provision in the period in which the additional information, including the progress of tax audits, is obtained.  Vanguard also estimates a valuation allowance to reduce deferred tax assets to the amount management believes is more likely than not to be realized in future periods.  When establishing a valuation allowance, Vanguard considers all relative information including ongoing feasible tax planning strategies.  Vanguard adjusts its valuation allowance estimate and records the impact of such change to its income tax provision in the period in which management determines that the realization of the deferred tax assets has changed.

Cash and Equivalents

                Vanguard considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Vanguard manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments. Bermuda regulations require that Vanguard’s wholly owned captive insurance subsidiary maintain a minimum liquidity ratio in the form of cash and cash equivalents and short-term investments held in a Bermuda account.  The minimum liquidity requirements were approximately $21.4 million and $24.1 million at June 30, 2005 and 2006, respectively.

Short-Term Investments

                As part of its normal cash management program, Vanguard may from time to time invest in short-term investments, including investments in market auction rate debt securities through contracts with financial intermediaries.  These investments are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Vanguard has historically renewed the contracts at each auction date, which typically occurs every 28 days.  Vanguard expects to maintain this strategy should it invest in these contracts or similar securities in the future.  Purchases of short-term investments  totaled $58.0 million, $87.8 million and $128.4 million during the years ended June 30, 2004, 2005 and 2006, respectively.  Proceeds from the sales of short-term investments totaled $145.8 million and $128.4 million during the years ended June 30, 2005 and 2006, respectively.  Vanguard considers a sale or purchase to occur upon the redemption of or investment in a new contract with a different underlying auction rate debt security.  Investment income recognized at the maturity of the contracts is included as a reduction to net interest on the accompanying consolidated statements of operations for the years ended June 30, 2004, 2005 and 2006.  Because the contracts are redeemed at cost, Vanguard does not reflect unrealized gains or losses in these investments in its consolidated financial statements or notes thereto.  Vanguard had no outstanding investments in market auction rate debt securities as of June 30, 2005 or 2006.

Accounts Receivable

                Vanguard’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Vanguard manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Medicare program receivables comprised approximately 20% and 21% of net patient receivables as of June 30, 2005 and 2006, respectively. Medicaid programs comprised approximately 14% and 16% of net patient receivables as of June 30, 2005 and 2006, respectively. Remaining receivables relate primarily to various HMO and Preferred Provider Organization (“PPO”) payers, managed Medicare and Medicaid payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.

Inventories

                Inventory, consisting of medical supplies and pharmaceuticals, is stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

                During fiscal 2005, Vanguard adjusted the stated values of property, plant and equipment that existed as of the date of the Merger based upon guidance set forth in EITF 88-16 using appraisals received from an independent third party.  Purchases of property, plant and equipment subsequent to the Merger are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 18 months to 44 years. Depreciation expense was approximately $63.3 million, $16.9 million, $62.1 million, $79.0 million and $104.3 million for the year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the year ended June 30, 2006, respectively. Vanguard tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators. During fiscal 2004, 2005 (combined basis) and 2006, Vanguard capitalized $0.7 million, $4.3 million and $8.3 million of interest, respectively, associated with certain of its hospital construction and expansion projects. Vanguard estimates that it is contractually obligated to expend approximately $114.7 million related to projects classified as construction in progress as of June 30, 2006. The following table provides the gross asset balances for each major class of depreciable assets and total accumulated depreciation as of June 30, 2005 and 2006 (in millions).

	June 30, 2005	June 30, 2006

Class of depreciable asset:
Land and improvements	$153.7	$140.6
Buildings and improvements	517.2	706.3
Equipment	310.6	429.0
Construction in progress	153.1	86.6

	1,134.6	1,362.5
Less: accumulated depreciation	(61.8)	(163.1)

Net property, plant and equipment	$1,072.8	$1,199.4

Goodwill and Other Intangible Assets

                With the exception of potential future changes in estimated deferred taxes existing at the Merger date, Vanguard completed the allocation of the Merger excess purchase price during fiscal 2005 and 2006 resulting in changes to the values of goodwill and other intangible assets (See Note 7). Amounts allocated to intangible assets are amortized over their useful lives, which equal 10 years, except for those indefinite-lived intangible assets for which no amortization is recorded.  Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or notes.  Goodwill is not amortized but is subject to annual impairment reviews. Vanguard conducts the annual impairment test for each reporting unit during the fourth quarter of each fiscal year by comparing the carrying value of the net assets of each such reporting unit to the net present value of estimated future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated future cash flows, an impairment of goodwill indicator exists and an estimate of the impairment loss is calculated. Vanguard noted no impairment of goodwill during fiscal 2004, 2005 or 2006. However, changes to Vanguard’s estimates of the fair values of its reporting units may result in impairment charges in future periods that could be significant to its financial position or results of operations. Vanguard also completed additional impairment tests for its California market reporting unit during its third fiscal quarter as a result of a disposition of a portion of its assets in that market, and as of June 30, 2006 in connection with its negotiations to sell the California hospitals. Vanguard noted no impairment of goodwill as a result of these tests.

Employee Health Insurance

                Vanguard maintains self-insured medical and dental plans for a limited number of its employees. Claims are accrued under the self-insured plans as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical and dental plans was approximately $2.4 million and $1.6 million as of June 30, 2005 and 2006, respectively, and is included in accrued salaries and benefits on the accompanying consolidated balance sheets.

Market and Labor Risks

                Vanguard operates in five geographic markets. Should economic or other factors limit its ability to provide healthcare services in one or more of these markets, Vanguard’s cash flows and results of operations could be materially adversely impacted. Approximately 1,550 employees in Vanguard’s Massachusetts hospitals are subject to collective organizing agreements. This group represents approximately 8% of Vanguard’s workforce. As of June 30, 2006, Vanguard was in negotiations with the union representing the majority of this group to extend the most recent contract. Should Vanguard experience a labor disruption related to these unionized employees, its cash flows and results of operations could be materially adversely impacted.

Stock-Based Compensation

                During the fiscal year ended June 30, 2004, Vanguard adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). Among other things, SFAS 148 provides three methods of transition to the fair value method of accounting for stock-based employee compensation as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), should companies elect to adopt SFAS 123. These transition methods include the prospective method, the retroactive restatement method and the modified prospective method. Effective July 1, 2003, Vanguard adopted the fair value method of accounting for stock-based employee compensation under SFAS 123 and elected to use the prospective method of transition set forth in SFAS 148. Vanguard recognized $0.1 million, $96.7 million, $0.7 million, $97.4 million and $1.7 million of stock compensation, prior to taxes, during the fiscal year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the year ended June 30, 2006, respectively.  Vanguard intends to adopt SFAS 123(R) effective July 1, 2006 using the prospective method.

                The fair value of Vanguard’s stock options was estimated at the date of grant using a Minimum Value option pricing model with the following weighted-average assumptions for the years presented.

	Predecessor

	2004	2005	2006

Risk-free interest rate	5.1%	4.5%	4.5%
Dividend yield	0.0%	0.0%	0.0%
Expected option life	10 years	10 years	10 years

                For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period.  The following table reflects the pro forma impact on net income (loss) assuming Vanguard had adopted SFAS 123 since the inception of its stock option grants as opposed to adopting SFAS 123 on July 1, 2003 using the prospective method set forth in SFAS 148 (in millions).

	Predecessor

	Year ended June 30, 2004	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

Net income (loss), as reported	$ 40.1	$ (110.7)	$ 32.6	$ (78.1)
Add: Stock-based compensation expense included in net income (loss), net of taxes	0.1	66.1	0.4	66.5
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(1.9)	(76.7)	(0.4)	(77.1)

Pro forma net income (loss)	$ 38.3	$ (121.3)	$ 32.6	$ (88.7)

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

                Long-Term Debt

                The fair values of Vanguard’s 9.0% Notes and 11.25% Notes as of June 30, 2006 were approximately $576.4 million and $157.7 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

                Recently Issued Accounting Pronouncements

                In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 sets forth the minimum recognition criteria tax positions are required to meet before being recognized in the financial statements.  FIN 48 requires recognition when a tax position is more likely than not to be sustained upon examination.  Measurement of the tax position is determined as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement.  FIN 48 also provides guidance regarding derecognition and classification of tax positions, interest and penalties and multiple expanded disclosures including a rollforward of aggregate unrecognized tax benefits and detail for tax uncertainties for which it is reasonably possible that estimated tax benefits will significantly change during the subsequent twelve months.  FIN 48 is effective for Vanguard’s fiscal year beginning July 1, 2007.  Vanguard does not expect FIN 48 to have a significant impact on its financial position or results of operations but would require potential balance sheet reclassifications and significant additional disclosures in its consolidated financial statements.

                In June 2006, the FASB ratified Emerging Issues Task Force 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option (“EITF 05-1”).  EITF 05-1 addresses instruments that are currently not convertible to equity but the instrument becomes convertible upon the exercise of the issuer’s call option.  EITF 05-1 calls for debt extinguishment treatment if the instrument did not contain a substantive conversion feature apart from the right to convert upon the issuer’s exercise of its call right at the date of issuance.  Conversely, if such substantive conversion feature did exist at issuance date, EITF 05-1 requires conversion treatment for those equity securities issued to satisfy the debt conversion.  EITF 05-1 must be applied prospectively as of June 28, 2006.  Vanguard does not expect EITF 05-1 to have a significant impact on its future financial position or results of operations.

                In April 2006, the FASB issued Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).  This Staff Position addresses how an entity should determine variability when applying FIN 46(R).  Entities are required to apply this Staff Position on a prospective basis to new entities under the scope of FIN 46(R) or previous entities for which a reconsideration event has occurred for the first reporting period beginning after June 15, 2006.  Vanguard does not expect this Staff Position to significantly impact its future financial position or results of operations.

                In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), which revised SFAS 123 and superseded Accounting Principles Board Opinion No. 25.  SFAS 123R requires all share-based payments granted to employees to be measured and recorded in the financial statements at fair value. SFAS 123R uses a “modified grant date” approach whereby fair value of the equity award is estimated without regard to service or performance conditions and compensation expense is recognized over the vesting period of the award.  Vanguard expects to adopt SFAS 123R on July 1, 2006 using the prospective method of accounting as required by SFAS 123R for those entities who elected to adopt SFAS 148.  Vanguard does not expect SFAS 123R to have a significant impact on its future results of operations since it previously adopted SFAS 123 on July 1, 2003. However, SFAS 123R could have an impact on Vanguard’s future statements of cash flows.

4.             Acquisitions and Dispositions

Fiscal 2006 Disposition

                On March 8, 2006, certain subsidiaries of Vanguard sold medical office buildings in California to an independent third party for net sales proceeds of approximately $28.7 million. The net book value of the property, plant and equipment sold was approximately $14.8 million, and Vanguard allocated approximately $2.8 million of existing goodwill to the disposed assets. Vanguard recognized a gain on the sale of approximately $11.1 million ($8.3 million net of taxes) during the quarter ended March 31, 2006 that is included in other expenses on the accompanying consolidated statement of operations for the year ended June 30, 2006. Vanguard did not reclassify the current period or historical results of operations of these assets to discontinued operations because management believes that the post-transaction direct cash outflows from Vanguard to the disposed assets are significant in relation to the net present value of the future cash outflows of the disposed assets absent the sale as determined under EITF 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.

Fiscal 2005 Acquisition

                On December 31, 2004, certain of Vanguard’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a then total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts Hospitals”) from subsidiaries of Tenet Healthcare Corporation.  Vanguard paid $87.7 million at closing, including the base purchase price of $103.5 million for the property, plant and equipment and investments of the Massachusetts Hospitals less $15.8 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  Vanguard funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its senior secured credit facilities, entered into in connection with the Merger, and using $27.4 million of cash on hand.   Vanguard invested an estimated additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts Hospitals.  On February 18, 2005, Vanguard borrowed the remaining $90.0 million available to it under the acquisition delayed draw term facility to fund the working capital build-up at the Massachusetts Hospitals and to fund capital expenditures projects.  The acquisition of these hospitals gave Vanguard an established presence in the suburban Boston area and central Massachusetts area with an opportunity to grow the hospitals by adding new services.  The results of operations of the Massachusetts Hospitals are included in the accompanying consolidated statements of operations for the period January 1, 2005 to June 30, 2005 and for all of fiscal 2006.

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

Purchase Price Allocations

                The purchase price for the fiscal 2004 and 2005 acquisitions was allocated as follows (in millions).

	San Antonio Imaging Centers	Massachusetts Hospitals	Total

Fair value of assets acquired:
Cash	$2.7	$–	$2.7
Prepaids and other current assets	0.1	7.3	7.4
Property, plant and equipment	7.2	101.4	108.6
Goodwill and intangible assets	6.4	–	6.4
Other assets	–	2.1	2.1

Gross assets acquired	16.4	110.8	127.2
Equity method investments written off	(5.9)	–	(5.9)
Liabilities assumed	0.8	23.1	23.9

Cash paid for net assets acquired	$9.7	$87.7	$97.4

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the acquisition of the Massachusetts Hospitals during fiscal 2005 had occurred at the beginning of the immediately preceding periods presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income taxes (in millions).

	Predecessor	Predecessor		Combined Basis

	Year Ended June 30, 2004	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005

Revenues	$2,222.1	$549.9	$1,944.5	$2,494.4

Income (loss) before income taxes	$11.0	$(169.8)	$40.8	$(129.0)
Income tax expense (benefit)	4.7	(54.2)	14.1	(40.1)

Net income (loss)	$6.3	$(115.6)	$26.7	$(88.9)

                The pro forma information presented above does not intend to indicate what Vanguard’s results of operations would have been if the acquisition had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

5.             Prepaid Expenses and Other Current Assets

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30, 2005 and 2006 (in millions).

	2005	2006

Prepaid insurance	$9.5	$7.5
Other prepaid expenses	6.4	9.3
Deferred taxes assets	3.1	8.9
Assets held for sale	–	5.0
Other receivables	17.1	20.5

	$36.1	$51.2

6.             Impairment of Long-Lived Assets

                As of June 30, 2006, Vanguard was in discussions with a potential purchaser of its three hospitals in Orange County, California (see Note 20 for subsequent developments).  Based upon information available at the time, Vanguard recorded an impairment charge of $15.0 million ($9.4 million net of taxes) to write down its basis in the net property, plant and equipment of these hospitals as of June 30, 2006 to its estimated fair value.  Vanguard determined fair value by using a discounted cash flow model.  These assets were not deemed to be held for sale as of June 30, 2006, since the Vanguard Board of Directors had not yet formally approved any potential sale of these hospitals. Accordingly, discontinued operations is not reflected on the accompanying consolidated statements of operations.  These operations are included in the acute care services category for segment reporting purposes under SFAS 133.

7.             Goodwill and Intangible Assets

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying consolidated balance sheets as of June 30, 2005 and 2006 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	2005	2006	2005	2006

Amortized intangible assets:
Deferred loan costs	$ 43.2	$ 43.8	$ 2.7	$ 6.7
Contracts	31.4	31.4	2.4	5.5
Physician income and other guarantees	–	2.0	–	0.3
Other	1.3	1.3	0.1	0.2

Subtotal	75.9	78.5	5.2	12.7
Indefinite-lived intangible assets:
License and accreditation	3.6	3.6	–	–

Total	$ 79.5	$ 82.1	$ 5.2	$ 12.7

                Amortization expense for the year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the year ended June 30, 2006 was approximately $1.4 million, $0.5 million, $2.5 million, $3.0 million and $3.2 million, respectively. Vanguard expects amortization expense for these intangible assets, excluding deferred loan costs which are amortized to interest expense, to approximate $3.2 million during the fiscal years ending June 30, 2007 through June 30, 2011. The lives over which intangible assets are amortized range from six years to eleven years.

                The following table presents the changes in the carrying amount of goodwill from June 30, 2004 through June 30, 2006 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2004 and September 22, 2004 (predecessor)	$100.6	$8.7	$109.3
Blackstone merger adjustments	644.6	59.4	704.0
Adjustments to purchase accounting liabilities	(0.2)	–	(0.2)

Balance as of June 30, 2005	745.0	68.1	813.1
Blackstone merger adjustments	5.5	–	5.5
Sale of California medical office buildings	(2.8)	–	(2.8)

Balance as of June 30, 2006	$747.7	$68.1	$815.8

                Vanguard completed its annual impairment test of goodwill and indefinite-lived intangible assets during 2006 noting no impairment.  Approximately $148.6 million of Vanguard’s goodwill is deductible for tax purposes.

8.             Other Accrued Expenses and Current Liabilities

                The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying consolidated balance sheets as of June 30, 2005 and 2006 (in millions).

	2005	2006

Due to (from) third-party payers	$2.9	$(5.7)
Property taxes	14.9	14.3
Current portion of insurance risks	15.0	19.5
Construction retention payable	6.8	6.7
Other	22.3	29.9

	$61.9	$64.7

9.             Long-Term Debt

                A summary of Vanguard’s long-term debt at June 30, 2005 and 2006 follows (in millions).

	2005	2006

9.75% Senior Subordinated Notes	$1.0	$–
9.0% Senior Subordinated Notes	575.0	575.0
11.25% Senior Discount Notes	135.7	151.4
Term loans payable under credit facility	620.7	789.7
Revolver loans payable under credit facility	23.0	–
Capital leases	1.7	0.4
Other	–	2.7

	1,357.1	1,519.2
Less: current maturities	(7.6)	(8.3)

	$1,349.5	$1,510.9

9.75% Notes

                On July 30, 2001, Vanguard received gross proceeds of $300.0 million through the issuance of the 9.75% Notes due August 2011. Interest on the 9.75% Notes was payable semi-annually on February 1 and August 1.  Payment of the principal and interest of the 9.75% Notes was subordinate to amounts owed for Vanguard’s existing and future senior indebtedness and was guaranteed, jointly and severally, on an unsecured senior subordinated basis by most of Vanguard’s subsidiaries. Vanguard was subject to certain restrictive covenants under the Indenture governing the 9.75% Notes.  In connection with the Merger, Vanguard completed a tender offer to repurchase the 9.75% Notes and a consent solicitation adopting amendments to the indenture that amended or eliminated substantially all of the restrictive covenants contained in the indenture. Holders of $299.0 million of the 9.75% Notes tendered their notes for repurchase by Vanguard and consented to the proposed amendments to the indenture.  Vanguard paid tender premiums and consent fees of $50.2 million related to the repurchase on the Merger date.  Vanguard repurchased the remaining $1.0 million of 9.75% Notes in October 2005 and paid additional tender premiums and consent fees of $0.1 million.

9.0% Notes

                In connection with the Merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”), completed a private placement of $575.0 million 9.0% Notes. Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment made on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

11.25% Notes

                In connection with the Merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% Notes. The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Discount Issuers but senior to any of the Discount Issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

                At any time prior to October 1, 2007, the Discount Issuers may redeem up to 35% of the aggregate principal amount at maturity of the 11.25% Notes with the net proceeds of certain equity offerings at 111.25% of the accreted value of the 11.25% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 11.25% Notes, in whole or in part, at a price equal to 100% of the accreted value thereof, plus accrued and unpaid interest, plus a make-whole premium. On or after October 1, 2009, the Discount Issuers may redeem all or a part of the 11.25% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 11.25% Notes.

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

Credit Facility Debt

                On May 18, 2004, Vanguard entered into a new senior secured credit facility (the “2004 credit facility”) which refinanced the previous amended 2001 credit facility. The 2004 credit facility consisted of $300.0 million in seven-year term loans and a $245.0 million, five-year revolving credit facility. The interest rate on the term loans was either: 1) LIBOR plus a margin of 2.00% to 2.25% per annum dependent upon Vanguard’s consolidated leverage ratio or 2) a base rate plus a margin of 1.00% to 1.25% per annum dependent upon Vanguard’s consolidated leverage ratio. Proceeds from the 2004 credit facility were used to repay all outstanding term and revolving loans under the previous amended 2001 credit facility, to pay closing and other refinancing costs and to provide funds for working capital, capital expenditures and general corporate purposes. Immediately prior to the Merger, Vanguard had no cash borrowings under its previous revolving credit facility but had utilized capacity related to the issuance of letters of credit totaling $27.7 million in respect of its self-insured workers’ compensation program, as well as, a performance guaranty required by the state agency that regulates PHP.

                In connection with the Merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under the 2004 credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  Vanguard borrowed $60.0 million of the available $150.0 million acquisition delayed draw term loan facility in order to fund a portion of the acquisition purchase price of the Massachusetts Hospitals on December 31, 2004 and borrowed the remaining $90.0 million on February 18, 2005 to fund the working capital of the Massachusetts Hospitals and to fund capital expenditures.  Vanguard borrowed the final $175.0 million of delayed draw term loans in September 2005.  All of such loans were scheduled to mature on September 23, 2011.

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of June 30, 2006, $789.7 million was outstanding under the 2005 term loan facility. The total remaining capacity of the revolving credit facility, net of letters of credit, was $207.2 million as of June 30, 2006.

                The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, either LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. These interest rates reflect a savings of 1.00% per annum over the interest rate options for term loan borrowings under the merger credit facilities. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.0% per annum or a base rate plus 1.0% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard pays customary letter of credit fees.

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of June 30, 2006. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

Deferred Loan Costs

                Vanguard incurred offering costs of approximately $11.5 million for the 9.75% Notes, which were being amortized over the 10-year life of the 9.75% Notes. Upon execution of the 2004 credit facility refinancing, Vanguard recognized approximately $4.9 million of debt extinguishment costs comprised of $3.4 million of unamortized deferred loan costs and a $1.5 million prepayment penalty under its previous credit facilities. Vanguard capitalized $8.2 million of new loan costs in connection with the execution of the 2004 credit facility. Approximately $0.5 million of the interest expense during the predecessor period July 1, 2004 through September 22, 2004 related to the amortization of the 2004 credit facility costs.

                In connection with the Merger, Vanguard extinguished the deferred offering costs related to its 9.75% Notes and the deferred loan costs related to its existing 2004 credit facility.  Vanguard incurred an additional $43.9 million of deferred offering and loan costs related to the 9.0% Notes, the 11.25% Notes and term and revolving loan borrowings under the merger credit facilities and the 2005 term loan facility.  Vanguard incurred $2.7 million and $4.0 million of interest expense, respectively, during the successor period September 23, 2004 through June 30, 2005 and the year ended June 30, 2006 related to the amortization of these offering and loan costs.

Future Maturities

                Future maturities of debt, excluding capital lease obligations, as of June 30, 2006 follow (in millions).

Fiscal Year	Amount

2007	$8.0
2008	8.0
2009	7.9
2010	8.0
2011	7.9
Thereafter	1,543.6

$1,583.4

Other Information

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s 2005 term loan facility in conformity with the provisions thereof. The condensed consolidating financial information for (1) the parent company, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard for the predecessor year ended June 30, 2004 and (2) the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the guarantor subsidiaries, the combined non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2005 and 2006, and for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the year ended June 30, 2006, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ 0.8	$ –	$ –	$ (5.9)	$ 84.3	$ –	$ 79.2
Accounts receivable, net	–	–	–	239.4	46.6	–	286.0
Inventories	–	–	–	37.7	5.8	–	43.5
Prepaid expenses and other current assets	3.1	–	–	17.1	53.1	(37.2)	36.1

Total current assets	3.9	–	–	288.3	189.8	(37.2)	444.8

Property, plant and equipment, net	–	–	–	979.7	93.1	–	1,072.8
Goodwill	4.6	–	–	732.6	75.9	–	813.1
Intangible assets, net	–	36.7	3.8	1.2	32.6	–	74.3
Investments in subsidiaries	408.8	–	–	–	22.6	(431.4)	–
Other assets	49.6	–	–	17.0	0.1	–	66.7

Total assets	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 128.9	$ 16.6	$ –	$ 145.5
Accrued expenses and other current liabilities	0.6	14.4	–	127.3	81.1	(9.4)	214.0
Current maturities of long-term debt	–	6.3	–	0.4	0.9	–	7.6

Total current liabilities	0.6	20.7	–	256.6	98.6	(9.4)	367.1

Other liabilities	0.8	–	–	28.5	89.1	(39.1)	79.3
Long-term debt, less current maturities	–	1,213.4	135.7	0.3	0.1	–	1,349.5
Intercompany	(210.3)	(1,124.7)	(120.8)	1,369.8	125.0	(39.0)	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	675.8	(72.7)	(11.1)	363.6	101.3	(381.1)	675.8

Total liabilities and stockholders’ equity	$ 466.9	$ 36.7	$ 3.8	$ 2,018.8	$ 414.1	$ (468.6)	$ 2,471.7

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 38.5	$ 85.1	$ –	$ 123.6
Accounts receivable, net	–	–	–	249.3	44.8	–	294.1
Inventories	–	–	–	42.7	6.1	–	48.8
Prepaid expenses and other current assets	0.1	–	–	33.9	20.9	(3.7)	51.2

Total current assets	0.1	–	–	364.4	156.9	(3.7)	517.7

Property, plant and equipment, net	–	–	–	1,107.7	91.7	–	1,199.4
Goodwill	–	–	–	728.5	87.3	–	815.8
Intangible assets, net	–	33.5	3.6	4.1	28.2	–	69.4
Investments in subsidiaries	608.8	–	–	–	26.6	(635.4)	–
Other assets	–	–	–	47.9	0.3	–	48.2

Total assets	$ 608.9	$ 33.5	$ 3.6	$ 2,252.6	$ 391.0	$ (639.1)	$ 2,650.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 137.3	$ 15.1	$ –	$ 152.4
Accrued expenses and other current liabilities	–	13.3	–	129.5	79.0	(14.5)	207.3
Current maturities of long-term debt	–	8.0	–	–	0.3	–	8.3

Total current liabilities	–	21.3	–	266.8	94.4	(14.5)	368.0

Other liabilities	–	–	–	25.0	63.4	(6.0)	82.4
Long-term debt, less current maturities	–	1,356.8	151.4	2.7	–	–	1,510.9
Intercompany	(80.3)	(1,136.2)	(120.8)	1,462.1	23.8	(148.6)	–
Payable-In-Kind Preferred Stock	–	–	–	–	–	–	–
Stockholders’ equity	689.2	(208.4)	(27.0)	496.0	209.4	(470.0)	689.2

Total liabilities and stockholders’ equity	$ 608.9	$ 33.5	$ 3.6	$ 2,252.6	$ 391.0	$ (639.1)	$ 2,650.5

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2005
(Combined Basis)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,717.7	$ 244.0	$ (26.3)	$ 1,935.4
Premium revenues	–	–	–	43.5	319.8	(29.8)	333.5

Total revenues	–	–	–	1,761.2	563.8	(56.1)	2,268.9
Salaries and benefits	–	–	–	904.1	129.3	–	1,033.4
Supplies	–	–	–	331.9	42.3	–	374.2
Medical claims expense	–	–	–	26.6	236.9	(26.3)	237.2
Purchased services	–	–	–	99.3	24.0	–	123.3
Provision for doubtful accounts	–	–	–	131.3	20.0	–	151.3
Other operating expenses	0.1	–	–	150.9	50.9	(29.8)	172.1
Rents and leases	–	–	–	22.8	7.2	–	30.0
Depreciation and amortization	–	–	–	67.7	14.3	–	82.0
Interest, net	–	72.7	11.1	2.1	2.4	–	88.3
Management fees	–	–	–	(8.1)	8.1	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.3	–	–	23.3
Other	–	–	–	3.4	(0.1)	–	3.3

Total costs and expenses	67.3	72.7	11.1	1,750.3	535.3	(56.1)	2,380.6

Income (loss) before income taxes	(67.3)	(72.7)	(11.1)	10.9	28.5	–	(111.7)
Income tax expense (benefit)	(33.6)	–	–	–	9.8	(9.8)	(33.6)
Equity in earnings of subsidiaries	(44.4)	–	–	–	–	44.4	–

Net income (loss)	$ (78.1)	$ (72.7)	$ (11.1)	$ 10.9	$ 18.7	$ 54.2	$ (78.1)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 2,061.4	$ 246.2	$ (29.9)	$ 2,277.7
Premium revenues	–	–	–	47.9	363.1	(31.8)	375.0

Total revenues	–	–	–	2,109.3	609.3	(61.7)	2,652.7
Salaries and benefits	1.7	–	–	985.2	131.7	–	1,118.6
Supplies	–	–	–	387.2	41.7	–	428.9
Medical claims expense	–	–	–	29.1	275.3	(29.9)	270.3
Purchased services	–	–	–	131.1	25.7	–	156.8
Provision for doubtful accounts	–	–	–	161.8	16.3	–	178.1
Other operating expenses	0.2	–	–	188.3	51.6	(31.8)	208.3
Rents and leases	–	–	–	28.6	8.2	–	36.8
Depreciation and amortization	–	–	–	90.4	17.1	–	107.5
Interest, net	–	109.5	15.9	(15.3)	0.9	–	111.0
Management fees	–	–	–	(6.7)	6.7	–	–
Impairment expense	–	–	–	15.0	–	–	15.0
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Other	–	–	–	(2.7)	0.7	–	(2.0)

Total costs and expenses	2.0	109.5	15.9	1,992.0	575.9	(61.7)	2,633.6

Income (loss) before income taxes	(2.0)	(109.5)	(15.9)	117.3	33.4	–	23.3
Income tax expense (benefit)	10.4	–	–	–	6.9	(6.9)	10.4
Equity in earnings of subsidiaries	25.3	–	–	–	–	(25.3)	–

Net income (loss)	$ 12.9	$ (109.5)	$ (15.9)	$ 117.3	$ 26.5	$ (18.4)	$ 12.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 323.6	$ 53.7	$ –	$ 377.3
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	333.3	122.7	(6.4)	449.6
Salaries and benefits	–	–	–	246.8	28.6	–	275.4
Supplies	–	–	–	62.8	9.5	–	72.3
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	17.2	4.9	–	22.1
Provision for doubtful accounts	–	–	–	27.1	4.4	–	31.5
Other operating expenses	–	–	–	29.9	13.7	(6.4)	37.2
Rents and leases	–	–	–	4.2	1.5	–	5.7
Depreciation and amortization	–	–	–	15.4	2.0	–	17.4
Interest, net	–	–	–	8.6	1.2	–	9.8
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	430.0	120.8	(6.4)	611.6

Income (loss) before income taxes	(67.2)	–	–	(96.7)	1.9	–	(162.0)
Income tax benefit	(51.3)	–	–	–	–	–	(51.3)
Equity in earnings of subsidiaries	(94.8)	–	–	–	–	94.8	–

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Successor Period September 23, 2004 through June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,394.1	$ 190.3	$ (26.3)	$ 1,558.1
Premium revenues	–	–	–	33.8	250.8	(23.4)	261.2

Total revenues	–	–	–	1,427.9	441.1	(49.7)	1,819.3
Salaries and benefits	–	–	–	657.3	100.7	–	758.0
Supplies	–	–	–	269.1	32.8	–	301.9
Medical claims expense	–	–	–	24.7	183.8	(26.3)	182.2
Purchased services	–	–	–	82.1	19.1	–	101.2
Provision for doubtful accounts	–	–	–	104.2	15.6	–	119.8
Other operating expenses	0.1	–	–	121.0	37.2	(23.4)	134.9
Rents and leases	–	–	–	18.6	5.7	–	24.3
Depreciation and amortization	–	–	–	52.3	12.3	–	64.6
Interest, net	–	72.7	11.1	(6.5)	1.2	–	78.5
Management fees	–	–	–	(6.1)	6.1	–	–
Debt extinguishment costs	–	–	–	–	–	–	–
Merger expenses	–	–	–	0.2	–	–	0.2
Other	–	–	–	3.4	–	–	3.4

Total costs and expenses	0.1	72.7	11.1	1,320.3	414.5	(49.7)	1,769.0

Income (loss) before income taxes	(0.1)	(72.7)	(11.1)	107.6	26.6	–	50.3
Income tax expense (benefit)	17.7	–	–		9.8	(9.8)	17.7
Equity in earnings of subsidiaries	50.4	–	–	–	–	(50.4)	–

Net income (loss)	$ 32.6	$ (72.7)	$ (11.1)	$ 107.6	$ 16.8	$ (40.6)	$ 32.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2004
(Predecessor)

	Parent	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$40.1	$82.9	$(17.9)	$(65.0)	$40.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	–	60.2	4.5	–	64.7
Provision for doubtful accounts	–	106.8	11.4	–	118.2
Deferred income taxes	12.7	–	–	–	12.7
Amortization of loan costs	–	1.8	–	–	1.8
Debt extinguishment costs	–	4.9	–	–	4.9
Gain on sale of assets	–	(0.8)	–	–	(0.8)
Stock compensation	–	0.1	–	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(65.0)	–	–	65.0	–
Accounts receivable	–	(117.8)	(11.2)	–	(129.0)
Inventories	–	(1.3)	(1.0)	–	(2.3)
Prepaid expenses and other current assets	(3.1)	4.7	(17.9)	–	(16.3)
Accounts payable	–	(13.8)	2.7	–	(11.1)
Accrued expenses and other liabilities	10.4	(7.5)	23.1	–	26.0

Net cash provided by (used in) operating activities	(4.9)	120.2	(6.3)	–	109.0
Investing activities:
Acquisitions, including working capital settlement payments	–	(20.0)	–	–	(20.0)
Capital expenditures	–	(138.1)	(12.9)	–	(151.0)
Proceeds from asset dispositions	–	6.2	–	–	6.2
Purchases of short-term investments	–	(30.0)	(28.0)	–	(58.0)
Sales of short-term investments	–	–	–	–	–
Other	–	(12.5)	10.2	–	(2.3)

Net cash used in investing activities	–	(194.4)	(30.7)	–	(225.1)
Financing activities:
Proceeds from long-term debt	–	497.5	–	–	497.5
Payments of long-term debt and capital leases	–	(349.7)	(3.7)	–	(353.4)
Payments of loan costs	–	(8.2)	–	–	(8.2)
Proceeds from joint venture partner contributions	–	3.0	–	–	3.0
Exercise of stock options	–	0.2	–	–	0.2
Payment to retire common stock	–	(0.1)	–	–	(0.1)
Cash provided by (used in) intercompany activity	4.9	(48.3)	43.4	–	–

Net cash provided by financing activities	4.9	94.4	39.7	–	139.0

Net increase in cash and cash equivalents	–	20.2	2.7	–	22.9
Cash and cash equivalents, beginning of period	–	21.2	6.0	–	27.2

Cash and cash equivalents, end of period	$–	$41.4	$8.7	$–	$50.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2005
(Combined Basis)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (78.1)	$ (72.7)	$ (11.1)	$ 10.9	$ 18.7	$ 54.2	$ (78.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	67.7	14.3	—	82.0
Provision for doubtful accounts	—	—	—	131.3	20.0	—	151.3
Deferred income taxes	(37.6)	—	—	—	—	—	(37.6)
Amortization of loan costs	—	2.6	0.1	0.5	—	—	3.2
Accretion of principal on senior discount notes	—	—	11.0	—	—	—	11.0
Loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	97.4	—	—	97.4
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.3	—	—	23.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	44.4	—	—	—	—	(44.4)	—
Accounts receivable	—	—	—	(131.5)	(27.9)	—	(159.4)
Establishment of accounts receivables for acquisitions	—	—	—	(53.3)	—	—	(53.3)
Inventories	—	—	—	(2.5)	(0.4)	—	(2.9)
Prepaid expenses and other current assets	(2.8)	—	—	4.9	(8.3)	—	(6.2)
Accounts payable	—	—	—	57.5	0.8	—	58.3
Accrued expenses and other liabilities	6.6	14.4	—	(1.0)	39.8	(9.8)	50.0
Net cash provided by (used in) operating activities	(0.3)	(55.7)	—	200.8	57.0	—	201.8
Investing activities:						—
Acquisitions	(51.2)	—	—	(87.4)	—	—	(138.6)
Capital expenditures	—	—	—	(218.1)	(20.1)	—	(238.2)
Proceeds from asset sales	—	—	—	0.7	—	—	0.7
Purchases of short-term investments	—	—	—	(77.8)	(10.0)	—	(87.8)
Sales of short-term investments	—	—	—	107.8	38.0	—	145.8
Other	6.7	—	—	(12.9)	(22.6)	22.6	(6.2)
Net cash provided by (used in) investing activities	(44.5)	—	—	(287.7)	(14.7)	22.6	(324.3)
Financing activities:
Proceeds from long-term debt	1,347.7	—	—	—	—	—	1,347.7
Payments of long-term debt and capital leases	(682.0)	(4.3)	—	(3.4)	(0.7)	—	(690.4)
Payments of loan costs and debt termination fees	(44.4)	—	—	—	—	—	(44.4)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	495.5	—	—	—	—	—	495.5
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	(106.4)	60.0	—	73.2	(4.2)	(22.6)	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.6	55.7	—	77.8	(4.9)	(22.6)	151.6
Net increase (decrease) in cash and cash equivalents	0.8	—	—	(9.1)	37.4	—	29.1
Cash and cash equivalents, beginning of period	—	—	—	3.2	46.9	—	50.1
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (5.9)	$ 84.3	$ —	$ 79.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 12.9	$ (109.5)	$ (15.9)	$ 117.3	$ 26.5	$ (18.4)	$ 12.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	90.4	17.1	—	107.5
Provision for doubtful accounts	—	—	—	161.8	16.3	—	178.1
Deferred income taxes	8.5	—	—	—	—	—	8.5
Amortization of loan costs	—	3.8	0.2	—	—	—	4.0
Accretion of principal on senior discount notes	—	—	15.7	—	—	—	15.7
Gain on sale of assets	—	—	—	(5.0)	(4.6)	—	(9.6)
Stock compensation	1.7	—	—	—	—	—	1.7
Debt extinguishment costs	0.1	—	—	—	—	—	0.1
Impairment expense	—	—	—	15.0	—	—	15.0
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(25.3)	—	—	—	—	25.3	—
Accounts receivable	—	—	—	(172.1)	(14.5)	—	(186.6)
Inventories	—	—	—	(5.2)	(0.3)	—	(5.5)
Prepaid expenses and other current assets	11.7	—	—	(40.0)	32.2	—	3.9
Accounts payable	—	—	—	5.9	(1.5)	—	4.4
Accrued expenses and other liabilities	(9.6)	(1.1)	—	42.8	(26.0)	(6.9)	(0.8)
Net cash provided by (used in) operating activities	—	(106.8)	—	210.9	45.2	—	149.3
Investing activities:						—
Acquisitions	—	—	—	(1.2)	—	—	(1.2)
Capital expenditures	—	—	—	(269.0)	(15.5)	—	(284.5)
Proceeds from asset sales	—	—	—	39.7	—	—	39.7
Purchases of short-term investments	—	—	—	—	(128.4)	—	(128.4)
Sales of short-term investments	—	—	—	—	128.4	—	128.4
Other	—	—	—	(17.8)	(4.2)	22.6	0.6
Net cash provided by (used in) investing activities	—	—	—	(248.3)	(19.7)	22.6	(245.4)
Financing activities:
Proceeds from long-term debt	—	175.0	—	—	—	—	175.0
Payments of long-term debt and capital leases	—	(30.0)	—	(0.8)	(0.6)	—	(31.4)
Payments of loan costs and debt termination fees	—	—	—	(0.7)	—	—	(0.7)
Payments to retire stock and stock options	(2.5)	—	—	—	—	—	(2.5)
Cash provided by (used in) intercompany activity	1.6	(38.2)	—	83.3	(24.1)	(22.6)	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	(0.8)	106.8	—	81.8	(24.7)	(22.6)	140.5
Net increase (decrease) in cash and cash equivalents	(0.8)	—	—	44.4	0.8	—	44.4
Cash and cash equivalents, beginning of period	0.8	—	—	(5.9)	84.3	—	79.2
Cash and cash equivalents, end of period	$ —	$ —	$ —	$ 38.5	$ 85.1	$ —	$ 123.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (110.7)	$ —	$ —	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	—	—	—	15.4	2.0	—	17.4
Provision for doubtful accounts	—	—	—	27.1	4.4	—	31.5
Deferred income taxes	(50.9)	—	—	—	—	—	(50.9)
Amortization of loan costs	—	—	—	0.5	—	—	0.5
Loss on sale of assets	—	—	—	0.6	—	—	0.6
Stock compensation	—	—	—	96.7	—	—	96.7
Debt extinguishment costs	50.2	—	—	12.0	—	—	62.2
Merger expenses	17.0	—	—	6.1	—	—	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	94.8	—	—	—	—	(94.8)	—
Accounts receivable	—	—	—	(37.2)	(4.9)	—	(42.1)
Inventories	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	6.3	—	—	(14.7)	10.8	—	2.4
Accounts payable	—	—	—	41.9	(0.5)	—	41.4
Accrued expenses and other liabilities	(1.1)	—	—	(1.8)	9.9	—	7.0
Net cash provided by operating activities	5.6	—	—	49.9	23.3	—	78.8
Investing activities:
Acquisitions	(50.8)	—	—	—	—	—	(50.8)
Capital expenditures	—	—	—	(26.8)	(3.0)	—	(29.8)
Proceeds from asset sales	—	—	—	0.5	—	—	0.5
Sales of short-term investments	—	—	—	30.0	—	—	30.0
Other	—	—	—	0.4	(0.3)	—	0.1
Net cash provided by (used in) investing activities	(50.8)	—	—	4.1	(3.3)	—	(50.0)
Financing activities:
Proceeds from long-term debt	1,174.7	—	—	—	—	—	1,174.7
Payments of long-term debt and capital leases	(683.2)	—	—	(0.4)	(0.3)	—	(683.9)
Payments of loan costs and debt termination fees	(40.9)	—	—	—	—	—	(40.9)
Proceeds from issuance of common stock	494.9	—	—	—	—	—	494.9
Payments to retire stock and stock options	(964.9)	—	—	—	—	—	(964.9)
Cash provided by (used in) intercompany activity	64.8	—	—	(51.1)	(13.7)	—	—
Exercise of stock options	0.1	—	—	—	—	—	0.1
Net cash provided by (used in) financing activities	45.5	—	—	(51.5)	(14.0)	—	(20.0)
Net increase in cash and cash equivalents	0.3	—	—	2.5	6.0	—	8.8
Cash and cash equivalents, beginning of period	—	—	—	3.2	46.9	—	50.1
Cash and cash equivalents, end of period	$ 0.3	$ —	$ —	$ 5.7	$ 52.9	$ —	$ 58.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Successor Period September 23, 2004 through June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 32.6	$ (72.7)	$ (11.1)	$ 107.6	$ 16.8	$ (40.6)	$ 32.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	—	—	—	52.3	12.3	—	64.6
Provision for doubtful accounts	—	—	—	104.2	15.6	—	119.8
Deferred income taxes	13.3	—	—	—	—	—	13.3
Amortization of loan costs	—	2.6	0.1	—	—	—	2.7
Accretion of principal on senior discount notes	—	—	11.0	—	—	—	11.0
Stock compensation	—	—	—	0.7	—	—	0.7
Merger expenses	—	—	—	0.2	—	—	0.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings (loss) of subsidiaries	(50.4)	—	—	—	—	50.4	—
Accounts receivable	—	—	—	(94.3)	(23.0)	—	(117.3)
Buildup of accounts receivable for recent acquisitions	—	—	—	(53.3)	—	—	(53.3)
Inventories	—	—	—	(2.5)	(0.1)	—	(2.6)
Prepaid expenses and other current assets	(10.2)	—	—	20.7	(19.1)	—	(8.6)
Accounts payable	—	—	—	15.6	1.3	—	16.9
Accrued expenses and other liabilities	8.8	14.4	—	0.8	28.8	(9.8)	43.0
Net cash provided by (used in) operating activities	(5.9)	(55.7)	—	152.0	32.6	—	123.0
Investing activities:
Acquisitions	(0.4)	—	—	(87.4)	—	—	(87.8)
Capital expenditures	—	—	—	(192.4)	(16.0)	—	(208.4)
Proceeds from asset sales	—	—	—	0.2	—	—	0.2
Purchases of short-term investments	—	—	—	(77.8)	(10.0)	—	(87.8)
Sales of short-term investments	—	—	—	77.8	38.0	—	115.8
Other	6.7	—	—	(13.3)	(22.3)	22.6	(6.3)
Net cash provided by (used in) investing activities	6.3	—	—	(292.9)	(10.3)	22.6	(274.3)
Financing activities:
Proceeds from long-term debt	173.0	—	—	—	—	—	173.0
Payments of long-term debt and capital leases	1.2	(4.3)	—	(3.0)	(0.4)	—	(6.5)
Payments of loan costs and debt termination fees	(3.5)	—	—	—	—	—	(3.5)
Proceeds from joint venture partner contributions	—	—	—	8.0	—	—	8.0
Proceeds from issuance of common stock	0.6	—	—	—	—	—	0.6
Cash provided by (used in) intercompany activity	(171.2)	60.0	—	124.3	9.5	(22.6)	—
Net cash provided by (used in) financing activities	0.1	55.7	—	129.3	9.1	(22.6)	171.6
Net increase (decrease) in cash and cash equivalents	0.5	—	—	(11.6)	31.4	—	20.3
Cash and cash equivalents, beginning of period	0.3	—	—	5.7	52.9	—	58.9
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ (5.9)	$ 84.3	$ —	$ 79.2

10.          Income Taxes

                Significant components of the provision for income taxes attributable to continuing operations are as follows (in millions):

	Predecessor	Combined Basis

	2004	2005	2006

Current:
Federal	$0.4	$0.6	$2.2
State	0.4	1.1	(0.3)

	0.8	1.7	1.9
Deferred:
Federal	22.6	(31.6)	8.2
State	1.4	(8.6)	(4.2)

	24.0	(40.2)	3.9
Increase in valuation allowance	0.1	4.9	4.6

Total	$24.9	$(33.6)	$10.4

                The increases in the valuation allowance during all three years presented result from state net operating loss carryforwards that may not ultimately be utilized because of the uncertainty regarding Vanguard’s ability to generate taxable income in certain states.  The effective income tax rate differed from the federal statutory rate for the years ended June 30, 2004, 2005 and 2006 as follows:

	Predecessor	Combined Basis

	2004	2005	2006

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Income tax expense at state statutory rate	2.5	6.9	(17.4)
Nondeductible expenses and other	0.7	(0.6)	3.0
Increase in valuation allowance	0.1	(4.4)	20.0
Nondeductible merger-related costs	–	(6.8)	–
Nondeductible goodwill	–	–	4.0

Effective income tax rate	38.3%	30.1%	44.6%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Vanguard’s deferred tax assets and liabilities as of June 30, 2005 and 2006, were approximately as follows (in millions):

	2005	2006
Deferred tax assets:
Net operating loss carryover	$92.3	$71.7
Excess tax basis over book basis of accounts receivable	3.8	2.3
Accrued expenses and other	1.5	10.2
Deferred loan costs	2.7	3.1
Professional liabilities reserves	1.0	2.2
Self-insurance reserves	10.0	11.7
Alternative minimum tax credit and other credits	–	1.9

Total deferred tax assets	114.5	103.1
Valuation allowance	(7.3)	(11.9)

Total deferred tax assets, net of valuation allowance	107.2	91.2

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	38.5	44.3
Excess book basis over tax basis of prepaid assets and other	15.9	7.4

Total deferred tax liabilities	54.4	51.7

Net deferred tax assets and liabilities	$52.8	$39.5

                Net non-current deferred tax assets of $49.7 million and $30.6 million as of June 30, 2005 and 2006, respectively, are included in the accompanying consolidated balance sheets in other assets. Net current deferred tax assets were $3.1 million as of June 30, 2005 and $8.9 million as of June 30, 2006.

                $5.0 million of the valuation allowance attributable to operations existed as of the Merger date described in Note 1.  Any subsequent recognition of tax benefits associated with the pre-Merger valuation allowances will be accounted for as a reduction of goodwill attributable to the Merger in accordance with applicable accounting standards. During fiscal 2006, Vanguard increased goodwill by a total of $4.5 million to adjust the tax accounts that existed as of the Merger date given the final Merger purchase price allocation and the IRS examination discussed below.

                As of June 30, 2006, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax purposes and state income tax purposes of approximately $146.0 million and $374.0 million, respectively, that expire from 2007 to 2025. Approximately $3.9 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                On July 26, 2006, the Internal Revenue Service (“IRS”) notified Vanguard regarding its findings related to the examination of Vanguard’s tax returns for the years ended June 30, 2003 and 2004.  Vanguard reached a settlement with the IRS on all issues.  Vanguard’s tax reserves were adjusted to reflect the final settlement.

                On May 18, 2006, Texas repealed its current income tax and replaced it with a gross margins tax that will be accounted for as an income tax.  Vanguard will be subject to the Texas margins tax beginning with its fiscal year ending June 30, 2007.  As a result of the repeal of the former Texas income tax and enactment of the new margins tax, Vanguard recorded a tax benefit of $0.1 million during the fiscal year ended June 30, 2006 to adjust state deferred tax assets and liabilities to their proper balances based on the newly enacted margins tax base and tax rate.

11.          Stockholder’s Equity

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

                During fiscal 2006, Vanguard and Holdings repurchased 29,962 of outstanding equity incentive units from former executive officers for approximately $1.5 million. The purchase price for unvested units was based upon the lower of cost or fair market value (determined by an independent appraisal as of September 30, 2005) or the lower of cost or fair market value less a 25% discount, as set forth in the LLC Agreement. The purchase price for vested units was fair market value or fair market value less a 25% discount.

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

                In connection with the Merger, Vanguard redeemed all 27,210 outstanding PIK Preferred Shares at $1,000 per share plus accrued dividends for approximately $28.6 million.  In connection with the Merger, all 31,875 outstanding Series B PIK Preferred Shares plus accrued dividends were converted into per share Merger consideration based upon the right of the holder of the Series B PIK Preferred Shares to receive common shares of Vanguard at the $3,500 per share conversion price.

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

12.          Stock Based Compensation

                As previously discussed, Vanguard adopted the provisions of SFAS 148 during fiscal 2003 and, effective July 1, 2003, elected to adopt the fair value method of accounting for stock-based employee compensation under SFAS 123 using the prospective method of transition set forth by SFAS 148. During fiscal 2004, Vanguard recognized $0.1 million of stock compensation related to stock options granted subsequent to July 1, 2003.  During the combined fiscal year 2005, Vanguard incurred stock compensation of $97.4 million primarily as a result of $96.7 million incurred during the predecessor period July 1, 2004 through September 22, 2004 related to Merger payments to stock option holders under Vanguard’s former stock option plans as calculated under the provisions of APB 25 for option grants prior to July 1, 2003, and under SFAS 123 for option grants on or after July 1, 2003. During fiscal year 2006, Vanguard incurred stock compensation of $1.7 million related to grants under its 2004 Stock Incentive Plan.

Carry Option Plan

                On June 1, 1998, the Vanguard board of directors (the “Board”) approved the first grant of options, each exercisable for one share of common stock at an exercise price of $170.12, under the Vanguard Health Systems, Inc. Carry Option Plan (the “Carry Option Plan”). In November 2001, the Board approved a second grant of options under the Carry Option Plan, bringing the total number of outstanding options to 29,822, the maximum allowed pursuant to the Amended and Restated Shareholders Agreement dated as of June 1, 2000 and the Carry Option Plan.  On the Merger date, the number of exercisable options under the Carry Option Plan was determined to be 10,625 based upon calculations set forth in the plan document.  Pursuant to the merger agreement, on September 23, 2004, Vanguard cancelled all options under the Carry Option Plan, terminated the plan and paid the option holders promptly thereafter the excess of the Merger consideration over the exercise price of exercisable options.

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

2004 Stock Incentive Plan

                After the Merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of June 30, 2006, the 2004 Option Plan, as amended, allows for the issuance of up to 98,120 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of June 30, 2006, 70,657 options were outstanding under the 2004 Option Plan.

                The following tables summarize options transactions during the predecessor year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the year ended June 30, 2006.

	Carry Option Plan		Initial Option Plan

	# of Options	Weighted Average Exercise Price	# of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2003 (predecessor)	29,822	$170.12	3,595	$170.12
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options cancelled	–	–	–	–

Options outstanding at June 30, 2004 (predecessor)	29,822	170.12	3,595	170.12
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options cancelled	(29,822)	170.12	(3,595)	170.12

Options outstanding at September 22, 2004 (predecessor)
and subsequent periods	–	$–	–	$–

Options available for grant at June 30, 2006	–	$–	–	$–

Options exercisable at June 30, 2006	–	$–	–	$–

	1998 Stock Option Plan		2000 Stock Option Plan		2004 Stock Incentive Plan

	# of Options	Wtd Avg Exercise Price	# of Options	Wtd Avg Exercise Price	# of Options	Wtd Avg Exercise Price

Options outstanding at June 30, 2003 (predecessor)	9,920	$1,022.74	11,824	$1,701.18	–	$–
Options granted	–	–	1,650	1,701.18	–	–
Options exercised	(83)	1,701.18	(12)	1,701.18	–	–
Options cancelled	(29)	1,701.18	(1,165)	1,701.18	–	–

Options outstanding at June 30, 2004 (predecessor)	9,808	1,014.99	12,297	1,701.18	–	–
Options granted	1,590	1,701.18	992	1,701.18	–	–
Options exercised	–	–	(35)	1,701.18	–	–
Options cancelled	(11,398)	1,110.71	(13,254)	1,701.18	–	–

Options outstanding at September 22, 2004 (predecessor)	–	–	–	–	–	–
Options granted	–	–	–	–	40,078	1,600.00
Options exercised	–	–	–	–	–	–
Options cancelled	–	–	–	–	(1,894)	1,600.00

Options outstanding at June 30, 2005	–	–	–	–	38,184	1,600.00
Options granted	–	–	–	–	41,297	1,675.81
Options exercised	–	–	–	–	(141)	1,000.00
Options cancelled	–	–	–	–	(8,683)	1,611.03

Options outstanding at June 30, 2006	–	$–	–	$–	70,657	$1,644.12

Options available for grant at June 30, 2006	–	$–	–	$–	27,322	$1,705.22

Options exercisable at June 30, 2006	–	$–	–	$–	4,030	$1,923.08

                The following table provides information relating to the 2004 Option Plan as of June 30, 2006.

Exercise price	$1,000.00	$1,150.37	$3,000.00
Number outstanding	28,937	20,506	21,214
Weighted average remaining contractual life	8.7 years	9.5 years	9.0 years
Weighted average minimum value	$361.23	$423.44	$0.00
Number exercisable	2,170	–	1,860

13.          401(k) Plan

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

                For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after three years of service and continue vesting at 20% per year until fully vested. Vanguard’s matching expense for the years ended June 30, 2004, 2005 (combined basis) and 2006 was approximately $6.0 million, $9.3 million and $12.6 million, respectively.

14.          Leases

                Vanguard leases real estate properties and equipment under operating and capital leases having various expiration dates. Future minimum operating and capital lease payments at June 30, 2006 are approximately as follows (in millions).

	Operating Leases	Capital Leases	Total

2007	$ 28.3	$ 0.4	$ 28.7
2008	24.6	–	24.6
2009	20.2	–	20.2
2010	15.9	–	15.9
2011	11.6	–	11.6
Thereafter	47.4	–	47.4

Total minimum lease payments	$ 148.0	$ 0.4	$ 148.4

                For the fiscal year ended June 30, 2004, the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the year ended June 30, 2006, rent expense for operating leases was approximately $23.4 million, $5.7 million, $24.3 million, $30.0 million and $36.8 million, respectively.

Assets Under Capital Leases

                The carrying value of assets under capital leases, which are included with owned assets in the accompanying consolidated balance sheets, are approximately as follows (in millions).

	June 30, 2005	June 30, 2006

Equipment	$4.1	$2.4
Less: accumulated depreciation	0.9	1.7

Net equipment under capital leases	$3.2	$0.7

                Amortization of the capitalized amounts is included in depreciation and amortization in the accompanying consolidated statements of operations.

15.          Contingencies and Healthcare Regulation

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

                Vanguard has executed severance protection agreements (“severance agreements”) between Vanguard and each of its senior vice presidents and vice presidents. The severance agreements are automatically extended for successive one year terms at the discretion of Vanguard unless a change in control occurs, as defined in the severance agreement, at which time the severance agreement continues in effect for a period of not less than three years beyond the date of such event. Vanguard may be obligated to pay severance payments as set forth in the severance agreements in the event of a change in control.

Seismic Retrofit Commitments

                California has statutes and regulations that require hospitals to meet seismic performance standards. Hospitals that do not meet the standards may be required to retrofit their facilities. California law required that hospitals in California evaluate their facilities and develop a plan and schedule for complying with the standards. Compliance plans, if necessary, were required to be filed with the State of California by January 2002. Vanguard filed its required compliance plans on a timely basis. Vanguard’s facilities are not currently in compliance with the seismic regulations and standards that must be brought into compliance by 2013. Should the sale of the California hospitals (see Note 20) not occur as planned, Vanguard expects to expend approximately $14.8 million to comply with the seismic standards by the 2013 compliance date.

Guarantees

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $18.0 million, an amount determined based upon PHP’s membership and capitation premiums received.  As of June 30, 2006, Vanguard maintained this performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2006.  Vanguard is also required to arrange for $5.3 million in letters of credit to collateralize its $18.0 million in surety bonds with the third party insurers.  Vanguard also from time to time enters into parent-subsidiary guarantee arrangements in the ordinary course of operating its business.

Variable Interest Entities

                Vanguard is a party to four contractual agreements whereby it may be required to make monthly payments to the developers and managers of four medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016.  Due to the significance of Vanguard’s minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes as of June 30, 2006. The second contract commenced in June 2004 for a period of 12 years.  Vanguard deemed this contract a VIE in which Vanguard is not the primary beneficiary.  The maximum annual amount Vanguard would pay under the contract assuming no changes to current occupancy levels would be approximately $0.2 million. Vanguard expects to achieve the permanent burnoff provisions under the other two contracts during fiscal 2007 and deems the developer landlords to be the primary beneficiaries. Vanguard recorded a minimal liability to cover the expected remaining minimum rent revenue payments under the three non-consolidated contracts as of June 30, 2006.

16.          Related Party Transactions

                Prior to its dissolution in June 2005, at all times during its existence Charles N. Martin, Jr., Vanguard’s Chairman and Chief Executive Officer, beneficially owned at least 97% of the membership interests in The Healthcare Airplane Group, LLC. Prior to June 1, 2004, Vanguard purchased charter airplane services from The Healthcare Airplane Group, LLC. Total costs for such services incurred during the year ended June 30, 2004 and reported in the accompanying consolidated statements of operations approximated $630,000. Vanguard paid prevailing market rates for these charter services. The Healthcare Airplane Group, LLC reimbursed Vanguard approximately $28,000 for employee benefits, various office services and working capital advances during the fiscal year ended June 30, 2004. Effective June 1, 2004, Vanguard purchased a Falcon Model 20F-731 jet from Healthcare Airplane Group, LLC for a purchase price of $6,479,230, which amount was equal to the appraised value of the jet plus applicable sales taxes.  During the fiscal year ended June 30, 2005 (combined basis), The Healthcare Airplane Group paid Vanguard approximately $34,000 for certain liabilities assumed by Vanguard upon Vanguard’s employment of the pilots.

                During fiscal 2004 and 2005 (combined basis), Vanguard paid approximately $4,000 and $6,000, respectively, of the out-of-pocket expenses of MSCP related to their review of Vanguard’s proposed transactions and reimbursement for filing fees paid on Vanguard’s behalf and travel and related expenses. MSCP maintained an equity interest in Vanguard of 17.3% as of June 30, 2006. Also, one of Vanguard’s current directors, Eric T. Fry, and two previous directors, Howard I. Hoffen and Karen H. Bechtel, were managing directors of Morgan Stanley & Co. Incorporated during each such fiscal year. Until September 2004, Eric T. Fry was a managing director of Morgan Stanley Private Equity, while Howard I. Hoffen was Chairman and Chief Executive Officer of Morgan Stanley Private Equity. Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of MSCP.

                Pursuant to the merger agreement, Vanguard entered into a transaction and monitoring fee agreement with Blackstone and Metalmark Subadvisor LLC (“Metalmark”).  Under the terms of the agreement, Vanguard paid Blackstone a transaction and advisory fee on the Merger date equal to $20.0 million plus approximately $350,000 of out of pocket expenses for Blackstone’s expertise in undertaking financial and structural analysis, due diligence investigations and other advice and negotiation assistance necessary to complete the Merger.  This fee was recorded to unallocated purchase price as a direct acquisition cost.  Funds affiliated with Blackstone held an equity interest in Vanguard of 66.0% as of June 30, 2006.  Vanguard also agreed to pay Blackstone and Metalmark an annual monitoring fee of $4.0 million and $1.2 million, respectively, plus out of pocket expenses.  The monitoring fee represents compensation to Blackstone and Metalmark for their advisory and consulting services with respect to financing transactions, strategic decisions, dispositions or acquisitions of assets and other Vanguard affairs from time to time.  Blackstone also has the option under the agreement to elect at any time in anticipation of a change in control or initial public offering to require Vanguard to pay both Blackstone and Metalmark a lump sum monitoring fee, calculated as the net present value of future annual monitoring fees assuming a remaining ten-year payment period, in lieu of the remaining annual monitoring fee payments.  If Blackstone chooses a lump sum payment, Metalmark is entitled to receive not less than 15% of the sum of the initial $20.0 million Blackstone transaction fee and the cumulative monitoring fees and lump sum monitoring fee paid to Blackstone less the cumulative aggregate monitoring fees paid to Metalmark to date.  During fiscal 2005 (combined basis), Vanguard paid approximately $3,093,000 and $928,000 in monitoring fees to Blackstone and Metalmark, respectively. During fiscal 2006, Vanguard paid $4,000,000 and $1,200,000 in monitoring fees to Blackstone and Metalmark, respectively. Vanguard also incurred $2,569 of the out-of-pocket expenses for Metalmark’s services under the monitoring agreement, which Vanguard paid in July 2006.

                During fiscal 2004 and 2005 (combined basis) NetContent, Inc. reimbursed Vanguard approximately $44,000 and $8,000, respectively, for Vanguard’s full rental cost in connection with its month-to-month occupancy of certain office space in Vanguard’s headquarters. In addition, during fiscal 2004 and 2005 (combined basis), NetContent paid Vanguard approximately $17,000 and $3,000, respectively, to reimburse Vanguard for the costs of its phone use while occupying such office space and for an allocation in respect of Vanguard’s cost of certain shared office services. During the periods in which the transactions described above occurred, Vanguard’s Chairman & Chief Executive Officer, Charles N. Martin, Jr., owned 51% of the outstanding common stock of NetContent and was a member of its board of directors, two of Vanguard’s other executive officers, Keith B. Pitts and James H.

Spalding, owned 30% and 19%, respectively, of the outstanding common stock of NetContent and were officers and directors of NetContent.

17.          Segment Information

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in the metropolitan Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide financial information by business segment for the predecessor year ended June 30, 2004, the year ended June 30, 2005 (combined basis), the year ended June 30, 2006, the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through June 30, 2005.

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

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, impairment expense and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, impairment expense and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 2,277.7	$ –	$ 2,277.7
Capitation premiums	375.0	–	–	375.0
Inter-segment revenues	–	40.0	(40.0)	–

Total revenues	375.0	2,317.7	(40.0)	2,652.7
Salaries and benefits (excludes stock compensation of $1.7 million)	13.6	1,103.3	–	1,116.9
Supplies	0.2	428.7	–	428.9
Medical claims expense	270.3	–	–	270.3
Provision for doubtful accounts	–	178.1	–	178.1
Other operating expenses – external	18.3	383.6	–	401.9
Operating expenses – inter-segment	40.0	–	(40.0)	–

Total operating expenses	342.4	2,093.7	(40.0)	2,396.1

Segment EBITDA(1)	32.6	224.0	–	256.6
Depreciation and amortization	4.3	103.2	–	107.5
Interest, net	(2.3)	113.3	–	111.0
Minority interests	–	2.5	–	2.5
Equity method loss (income)	–	(0.1)	–	(0.1)
Stock compensation	–	1.7	–	1.7
Debt extinguishment costs	–	0.1	–	0.1
Loss (gain) on sale of assets	–	(9.6)	–	(9.6)
Impairment expense	–	15.0	–	15.0
Monitoring fees	–	5.2	–	5.2

Income (loss) before income taxes	$ 30.6	$ (7.3)	$ –	$ 23.3

Segment assets	$ 161.9	$ 2,488.6	$ –	$ 2,650.5

Capital expenditures	$ 0.2	$ 284.3	$ –	$ 284.5

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, impairment expense and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, impairment expense and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, impairment expense and monitoring fees. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

18.          Comprehensive Income

                The components of comprehensive income, net of related taxes follows (in millions).

	For the Year Ended June 30,

	Predecessor	Combined Basis

	2004	2005	2006

Net income (loss)	$40.1	$(78.1)	$12.9
Interest rate swap market-to-market adjustment, net of taxes	0.4	–	–
Reversal of other comprehensive loss to interest expense	0.2	–	–

Other comprehensive income	0.6	–	–

Comprehensive income (loss)	$40.7	$(78.1)	$12.9

	Predecessor period July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (Combined Basis)

Net income (loss)	$(110.7)	$32.6	$(78.1)
Interest rate swap mark to market adjustment, net of taxes	–	–	–
Reversal of other comprehensive loss to interest expense	–	–	–

Other comprehensive income (loss)	–	–	–

Comprehensive income (loss)	$(110.7)	$32.6	$(78.1)

19.          Unaudited Quarterly Operating Results

                The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2005 and 2006. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with Vanguard’s consolidated financial statements for the fiscal years ended June 30, 2005 and 2006. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions).

	Predecessor	September 23, 2004 through September 30, 2004	$	Combined Basis September 30, 2004	December 31, 2004	$	March 31, 2005	June 30, 2005

	July 1, 2004 through September 22, 2004

Net revenues	$449.6	$44.1		493.7	$499.8		643.0	$632.4
Net income (loss)	$(110.7)	$0.6		$(110.1)	$4.6		$19.6	$7.8

				September 30, 2005	December 31, 2005		March 31, 2006	June 30, 2006

Net revenues				$647.7	$641.7		$680.8	$682.5
Net income (loss)				$7.3	$3.6		$15.6	$(13.6)

                Earnings for the quarter ended September 30, 2004 were negatively impacted by significant Merger-related costs including stock compensation, debt extinguishment costs and Merger expenses. Earnings for the quarter ended June 30, 2006, were negatively impacted by the $15.0 million impairment charge related to the expected sale of the California hospitals (see Note 6).

20.          Subsequent Event

                On August 4, 2006, Vanguard entered into a definitive agreement to sell its three California hospitals, West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital, to Prime Healthcare Services, Inc. and its affiliates for $44.0 million (up to $12.0 million of which will be deposited by the purchaser into an escrow account to be distributed to Vanguard in July 2007) excluding adjustments for certain current assets to be acquired less certain liabilities to be assumed.  Vanguard recorded an estimated impairment charge of $15.0 million as of June 30, 2006 to write down the long-lived assets of the California hospitals to fair value (see Note 6).  The carrying value of the California hospitals’ long-lived assets as of June 30, 2006 prior to the impairment charge was approximately $59.0 million.  Vanguard expects the transaction to close on or about September 30, 2006.  Since the Board did not approve the sale of these hospitals until August 10, 2006, these assets were not deemed assets held for sale as of June 30, 2006, and no discontinued operations are reflected in the accompanying statements of operations.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein(1)(3)

3.1	Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc.(1)

3.2	By-Laws of Vanguard Health Systems, Inc.(12)

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

4.6	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004(1)

4.7	Second Supplemental Indenture, dated as of March 28, 2005, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (10)

4.8	Third Supplemental Indenture, dated as of July 13, 2006, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party hereto and the Trustee

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

10.41

Restatement dated October 22, 2004, but effective as of October 1, 2004, of Arizona Health Care Cost Containment System Administration (“AHCCCS”) Contract No. YH04-0001-06 with VHS Phoenix Health Plan, to reflect Solicitation Amendments One through Four and Contract Amendments Numbers 01 through 09 (unofficial and never executed, but prepared by AHCCCS and distributed to VHS Phoenix Health Plan for ease of contract administration)(1)

10.42

Amendment No. 1 to Asset Sale Agreement, dated as of December 23, 2004, among Tenet MetroWest Healthcare System, Limited Partnership, Saint Vincent Hospital, L.L.C., OHM Services, Inc. and VHS Acquisition Subsidiary Number 7, Inc.(9)

10.43	First Amendment of VHS Holdings LLC 2004 Unit Plan(3)(12)

10.44

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent(11)

10.45	Amended and Restated Severance Protection Agreement, dated as of September 23, 2004, between Vanguard Health Systems, Inc. and Kent H. Wallace(3)(13)

10.46	Amendment No. 1 to Amended and Restated Severance Protection Agreement, dated as of September 30, 2005, between Vanguard Health Systems, Inc. and Kent H. Wallace(3)(13)

10.47

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent(14)

10.48

Contract Amendment Number 10, executed on September 7, 2005, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(15)

10.49

Contract Amendment Number 11, executed on September 7, 2005, but effective as of September 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(15)

10.50	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005(3)(16)

10.51	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2005(3)(16)

10.52	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2005(3)(16)

10.53	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005(3)(16)

10.54	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC(16)

10.55	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005(3)(16)

10.56

Contract Amendment Number 12, executed on December 21, 2005, but effective as of January 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(16)

10.57	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006(3)(17)

10.58	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006(3)(17)

10.59

Contract Amendment Number 13, executed on April 4, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(17)

10.60

Contract Amendment Number 14, executed on April 26, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(17)

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

____________
(1)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form
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

(12)  Incorporated by reference to exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2005, File No. 333-71934.

(13)  Incorporated by reference from exhibits to Vanguard Health System’s Current Report on Form 8-K dated
        September 30, 2005, File No. 333-71934.

(14)  Incorporated by reference from exhibits to Vanguard Health System’s  Current Report on Form 8-K dated
        September 27, 2005, File No. 333-71934.

(15)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended September 30, 2005, File No. 333-71934.

(16)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2005, File No. 333-71934.

(17)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2006, File No. 333-71934.