Form 10-Q
period 2006-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2006-11-09
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

          There were 749,550 shares of common stock outstanding as of November 1, 2006 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	(Unaudited) September 30, 2006

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$123.6	$95.1
Accounts receivable, net of allowance for uncollectible accounts of approximately $103.5 and $108.5 at June 30, 2006 and September 30, 2006, respectively	294.1	316.2
Inventories	45.3	46.6
Assets held for sale	52.1	47.2
Prepaid expenses and other current assets	45.9	42.7

Total current assets	561.0	547.8
Property, plant and equipment, net of accumulated depreciation	1,159.5	1,154.4
Goodwill	812.8	812.8
Intangible assets, net of accumulated amortization	69.0	68.8
Investments in unconsolidated subsidiaries	8.2	8.3
Other assets	40.0	46.0

Total assets	$2,650.5	$2,638.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151.8	$141.2
Accrued salaries and benefits	78.5	65.9
Accrued health claims	44.0	46.6
Accrued interest	13.3	26.4
Other accrued expenses and current liabilities	72.1	67.4
Current maturities of long-term debt	8.3	8.2

Total current liabilities	368.0	355.7
Minority interests in equity of consolidated entities	9.4	9.6
Other liabilities	73.0	77.8
Long-term debt, less current maturities	1,510.9	1,513.3
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2006 and September 30, 2006	–	–
Additional paid-in capital	643.7	643.9
Retained earnings	45.5	37.8

Total stockholders’ equity	689.2	681.7

Total liabilities and stockholders’ equity	$2,650.5	$2,638.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2006

	(In millions)

Patient service revenues	$519.5	$537.9
Premium revenues	86.1	97.0

Total revenues	605.6	634.9

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.3 for each period presented)	246.1	268.2
Supplies	98.9	103.5
Medical claims expense	59.4	71.7
Purchased services	30.6	34.5
Provision for doubtful accounts	46.5	42.1
Other operating expenses	51.2	51.6
Rents and leases	7.9	9.3
Depreciation and amortization	23.3	29.4
Interest, net	24.7	29.9
Other	1.5	(0.8)

Income (loss) from continuing operations before income taxes	15.5	(4.5)
Income tax expense (benefit)	6.6	(1.6)

Income (loss) from continuing operations	8.9	(2.9)
Discontinued operations, net of taxes	(1.6)	(4.8)

Net income (loss)	$7.3	$(7.7)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30, 2005	Three months ended September 30, 2006

	(In millions)
Operating activities:
Net income (loss)	$7.3	$(7.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	1.6	4.8
Depreciation and amortization	23.3	29.4
Provision for doubtful accounts	46.5	42.1
Deferred income taxes	4.9	(1.8)
Amortization of loan costs	1.0	1.1
Accretion of principal on senior discount notes	3.7	4.1
Loss (gain) on sale of assets	0.1	(2.5)
Stock compensation	0.3	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(48.4)	(59.2)
Inventories	(0.6)	(1.2)
Prepaid expenses and other current assets	(1.3)	(5.5)
Accounts payable	(45.6)	(4.6)
Accrued expenses and other current liabilities	(26.7)	9.2
Other liabilities	6.0	(7.9)

Net cash provided by (used in) operating activities – continuing operations	(27.9)	0.6
Net cash provided by (used in) operating activities – discontinued operations	(0.7)	1.6

Net cash provided by (used in) operating activities	(28.6)	2.2

Investing activities:
Acquisitions, including working capital settlement payments	(0.4)	–
Capital expenditures	(60.3)	(37.2)
Purchases of short-term investments	(30.0)	(30.0)
Sales of short-term investments	30.0	30.0
Proceeds from asset dispositions	–	6.5
Other	1.2	2.6

Net cash used in investing activities – continuing operations	(59.5)	(28.1)
Net cash used in investing activities – discontinued operations	(0.3)	(0.5)

Net cash used in investing activities	(59.8)	(28.6)

Financing activities:
Proceeds from long-term debt	175.0	–
Payments of long-term debt and capital leases	(23.5)	(2.1)
Payments of loan costs and debt termination fees	(0.5)	–

Net cash provided by (used in) financing activities	151.0	(2.1)

Net increase (decrease) in cash and cash equivalents	62.6	(28.5)
Cash and cash equivalents, beginning of period	79.2	123.6

Cash and cash equivalents, end of period	$141.8	$95.1

Net cash paid for interest	$38.4	$14.6

Net cash paid for income taxes	$0.3	$0.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

1.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of September 30, 2006, Vanguard’s affiliates owned and managed 19 acute care hospitals with 4,783 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; Orange County, California, and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona.  Vanguard’s three California hospitals with combined 491 licensed beds were held for sale as of September 30, 2006.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $9.1 million and $7.5 million for the three months ended September 30, 2005 and 2006, respectively.

                The unaudited condensed consolidated financial statements as of September 30, 2006 and for the three months ended September 30, 2005 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2007.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2006 included in Vanguard’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2006.

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

Reclassifications

                Vanguard adjusted its condensed consolidated balance sheet as of June 30, 2006 to classify the fixed assets, goodwill and intangible assets and certain current assets of its California hospitals, the sale of which was approved by Vanguard’s Board of Directors on August 12, 2006, as assets held for sale. Vanguard adjusted its condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended September 30, 2005, to reflect the impact of the expected sale of the California hospitals as discontinued operations.  See Note 3 for further discussion of discontinued operations.

2.             STOCK-BASED COMPENSATION

                Vanguard’s only stock-based employee compensation is in the form of stock option grants to employees.  Vanguard uses the minimum value pricing model permitted under SFAS 123 to determine stock compensation costs related to stock option grants prior to July 1, 2006.  On July 1, 2006, Vanguard adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”) to account for stock option grants subsequent to July 1, 2006.  Vanguard adopted SFAS 123(R) on a prospective basis as required for companies that chose to adopt SFAS 123 using the transition guidance set forth in SFAS 148.  SFAS 123(R) requires that stock-based employee compensation be measured at fair value using models that incorporate certain minimum inputs, the most notable of which are the Black-Scholes-Merton model and various lattice models.  SFAS 123(R) no longer permits nonpublic companies to use the minimum value pricing model.  Upon adoption of SFAS 123(R), Vanguard chose to utilize the Black-Scholes-Merton model for option valuation purposes and to calculate separate forfeiture estimates for stock option grants to members of executive management and for stock option grants to other employees.  Under SFAS 123, Vanguard calculated a blended forfeiture rate for all option grants.  Vanguard’s adoption of SFAS 123(R) did not significantly impact its loss from continuing operations, loss before income taxes, net loss, cash flows from operating activities or cash flows from financing activities for the quarter ended September 30, 2006.

                In March 2005, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide supplemental implementation guidance to the provisions of SFAS 123(R).  Vanguard has applied the guidance set forth in SAB 107 in determining its accounting treatment and related disclosures for stock-based employee compensation.

2004 Stock Incentive Plan

                After the Blackstone merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of September 30, 2006, the 2004 Option Plan, as amended, allows for the issuance of up to 98,120 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of September 30, 2006, 64,764 options were outstanding under the 2004 Option Plan.

	2004 Option Plan

	# of Options	Weighted Avg Exercise Price

Options outstanding at June 30, 2006	70,657	$1,644.12
Options granted	1,542	1,704.54
Options exercised	(36)	1,000.00
Options cancelled	(7,399)	1,584.76

Options outstanding at September 30, 2006	64,764	$1,652.70

Options available for grant at September 30, 2006	33,179	$1,717.27

Options exercisable at September 30, 2006	5,431	$1,922.85

                The following table provides information relating to the 2004 Option Plan as of September 30, 2006.

Exercise price	$1,000.00	$1,150.37	$3,000.00
Number outstanding	24,444	20,744	19,576
Weighted average remaining contractual life	8.4 years	9.2 years	8.7 years
Weighted average value	$360.93	$436.63	$0.00
Number exercisable	2,925	–	2,506

                The following table sets forth the weighted average assumptions utilized in the minimum value pricing model for stock option grants prior to July 1, 2006 and those utilized in the Black-Scholes-Merton valuation model for grants under the 2004 Option Plan subsequent to July 1, 2006.

	Minimum Value	Black-Scholes- Merton

Risk-free interest rate	4.5%	5.0%
Dividend yield	0.0%	0.0%
Volatility	N/A	37.6%
Expected option life	10 years	7.5 years

                For stock options included in the Black-Scholes-Merton valuation model, Vanguard used historical stock price information of certain peer group companies for a period of time equal to the expected option life period to determine estimated volatility. Vanguard determined the expected life of the stock options by averaging the contractual life of the options and the vesting period of the options.

3.             DISCONTINUED OPERATIONS

                On August 12, 2006, Vanguard’s Board of Directors approved the sale of its three hospitals in Orange County, California (West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital) to subsidiaries of Prime Healthcare, Inc. for a base purchase price of $44.0 million, exclusive of working capital included in the sale and transaction expenses. Vanguard accounted for these hospital operations as discontinued operations under SFAS 144 for the three months ended September 30, 2005 and 2006.   The following table sets forth total revenues and loss before income taxes of the California hospitals included in discontinued operations for the three months ended September 30, 2005 and 2006 (in millions).

	2005	2006

Total revenues	$42.1	$44.4
Loss before income taxes	$(2.7)	$(7.8)

                Vanguard allocated $1.7 million and $2.0 million of interest expense to discontinued operations during the three months ended September 30, 2005 and 2006, respectively.  These allocations were based upon the ratio of net assets to be sold to the sum of Vanguard’s total net assets and Vanguard’s outstanding debt.  Discontinued operations included approximately $1.1 million and $3.0 million of income tax benefits during the three months ended September 30, 2005 and 2006, respectively, calculated using an effective tax rate of approximately 40.0% and 38.5%, respectively.

                The following table sets forth the components of assets held for sale and liabilities to be assumed by purchaser as of June 30, 2006 and September 30, 2006 that are included in the acute care services segment (in millions).

	June 30, 2006	September 30, 2006

Current assets-CA hospitals	$3.7	$3.9
Net property, plant and equipment-CA hospitals	40.0	39.9
Goodwill-CA hospitals	3.0	3.0
Net intangible assets-CA hospitals	0.4	0.4
Net property, plant and equipment-other	5.0	–

Total assets held for sale	52.1	47.2
Liabilities to be assumed by purchaser	(7.4)	(7.4)

Net assets to be divested	$44.7	$39.8

                Since net accounts receivable will not be included in the sale, the net accounts receivable of the California hospitals of approximately $27.3 million and $25.3 million as of June 30, 2006 and September 30, 2006, respectively, is excluded from assets held for sale.  Vanguard retained net working capital of approximately $12.8 million for the California hospitals representing the accounts receivable and other current assets not included in the sale and the liabilities not assumed by the purchaser.

4.             GOODWILL AND INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2006 and September 30, 2006 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2006	September 30, 2006	June 30, 2006	September 30, 2006

Amortized intangible assets:
Deferred loan costs	$ 43.8	$ 43.8	$ 6.7	$ 7.8
Contracts	31.4	31.4	5.5	6.3
Physician income and other guarantees	2.0	4.0	0.3	0.5
Other	1.3	1.3	0.2	0.3

Subtotal	78.5	80.5	12.7	14.9
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$ 81.7	$ 83.7	$ 12.7	$ 14.9

                Amortization expense for the three months ended September 30, 2005 and 2006 was $0.8 million.

5.             IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

                Vanguard has experienced gradual changes to the business climate at its Chicago hospitals, the most significant factor being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. Vanguard believes that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, Vanguard is in the process of assessing whether the goodwill or long-lived assets of these hospitals are impaired under the provisions of SFAS 142 or SFAS 144. As of September 30, 2006, approximately $169.3 million and $177.3 million of Vanguard’s consolidated goodwill and net property, plant and equipment balances, respectively, were attributable to the Chicago hospitals. The potential impairment charges related to these hospitals could materially adversely impact Vanguard’s future financial position and results of operations.

6.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt at June 30, 2006 and September 30, 2006 follows (in millions).

	June 30, 2006	September 30, 2006

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	151.4	155.5
Term loans payable under credit facility	789.7	787.8
Capital leases	0.4	0.2
Other	2.7	3.0

	1,519.2	1,521.5
Less: current maturities	(8.3)	(8.2)

	$1,510.9	$1,513.3

9.0% Notes

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”), completed a private placement of $575.0 million 9.0% Notes. Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment made on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

                At any time prior to October 1, 2007, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.0% Notes with the net proceeds of certain equity offerings at a redemption price of 109% of the principal amount of the 9.0% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 9.0% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. On or after October 1, 2009, the Issuers may redeem all or part of the 9.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 9.0% Notes.  The initial redemption price for the 9.0% Notes on October 1, 2009 will equal 104.50% of their principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009.  The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

11.25% Notes

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% Notes. The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Discount Issuers but senior to any of the Discount Issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

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

Credit Facility Debt

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under its previous 2004 credit facility. The merger credit facilities included a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility. Vanguard borrowed $60.0 million of the available $325.0 million term loans in order to fund a portion of the acquisition purchase price of three hospitals in Massachusetts on December 31, 2004 and borrowed an additional $90.0 million on February 18, 2005 to fund the working capital of these hospitals and to fund capital expenditures.  Vanguard borrowed the final $175.0 million of the available term loans in September 2005 for capital expenditure and general corporate purposes.  All of such loans were scheduled to mature on September 23, 2011.

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of September 30, 2006, $787.8 million was outstanding under the 2005 term loan facility. The total remaining borrowing capacity under the revolving credit facility, net of letters of credit, was $207.2 million as of September 30, 2006.

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

                The 2005 term loan facility and the revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, Vanguard’s ability, and the ability of its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase its capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing its indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by its subsidiaries and enter into hedging agreements. In addition, the senior credit facilities require Vanguard to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. Vanguard was in compliance with each of these financial covenants as of September 30, 2006. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Three months ended

	September 30, 2005	September 30, 2006
Current:
Federal	$0.4	$(0.4)
State	0.2	0.5

Total current	0.6	0.1

Deferred:
Federal	5.4	(1.6)
State	0.6	(0.6)

	6.0	(2.2)
Increase in valuation allowance	–	0.5

Total income tax expense (benefit)	$6.6	$(1.6)

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Three months ended

	September 30, 2005	September 30, 2006

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	4.6%	(10.8)%
Nondeductible expenses and other	3.0%	0.3%
Increase in valuation allowance	0.0%	11.1%

Effective income tax rate	42.6%	35.6%

                Net non-current deferred tax assets of $30.6 million and $39.0 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2006 and September 30, 2006, respectively.  Net current deferred tax assets of $8.9 million and $5.3 million are included in prepaid expenses and other current assets in the accompanying condensed consolidated balances sheets as of June 30, 2006 and September 30, 2006, respectively.

                As of September 30, 2006, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $145.0 million and $371.0 million, respectively, that expire from 2007 to 2025.  Approximately $3.9 million of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Vanguard must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  Vanguard had a valuation allowance for combined continuing and discontinued operations of $11.9 million and $13.3 million as of June 30, 2006 and September 30, 2006, respectively.

                On May 18, 2006, Texas repealed its current income tax and replaced it with a gross margins tax to be accounted for as an income tax.  Vanguard became subject to the Texas margins tax on July 1, 2006.

8.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 sets forth comprehensive guidance for measuring fair value of assets and liabilities.  Under the provisions of SFAS 157, fair value should be based on the assumptions market participants would use to complete the sale of an asset or transfer of a liability.  SFAS 157 provides a hierarchy of information to be used to determine the applicable market assumptions, and fair value measurements would be separately disclosed under each applicable layer of the hierarchy.  SFAS 157 does not expand or restrict the use of fair value for measuring assets and liabilities but provides a single methodology to be used when fair value accounting is applied.  SFAS 157 is effective for Vanguard’s fiscal year beginning July 1, 2008 with early adoption permitted.  Vanguard does not expect the adoption of SFAS 157 to significantly impact its future financial position or results of operations.

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

                In June 2006, the FASB ratified Emerging Issues Task Force 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer’s Exercise of a Call Option (“EITF 05-1”).  EITF 05-1 addresses instruments that are currently not convertible to equity but the instrument becomes convertible upon the exercise of the issuer’s call option.  EITF 05-1 calls for debt extinguishment treatment if the instrument did not contain a substantive conversion feature apart from the right to convert upon the issuer’s exercise of its call right at the date of issuance.  Conversely, if such substantive conversion feature did exist at issuance date, EITF 05-1 requires conversion treatment for those equity securities issued to satisfy the debt conversion.  EITF 05-1 must be applied prospectively as of June 28, 2006.  Vanguard’s adoption of EITF 05-1 did not impact its financial position or results of operations.

                In April 2006, the FASB issued Staff Position FIN 46(R)-6, Determining the Variability to be Considered in Applying FASB Interpretation No. 46(R).  This Staff Position addresses how an entity should determine variability when applying FIN 46(R).  Entities are required to apply this Staff Position on a prospective basis to new entities under the scope of FIN 46(R) or previous entities for which a reconsideration event has occurred for the first reporting period beginning after June 15, 2006.  Vanguard’s adoption of FIN 46(R)-6 did not impact its financial position or results of operations.

9.             SEGMENT INFORMATION

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

                The following table provides unaudited condensed financial information by business segment for the three months ended September 30, 2005 and 2006, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended September 30, 2005				Three months ended September 30, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$519.5	$–	$519.5	$–	$537.9	$–	$537.9
Premium revenues	86.1	–	–	86.1	97.0	–	–	97.0
Inter-segment revenues	–	10.0	(10.0)	–	–	9.1	(9.1)	–

Total revenues	86.1	529.5	(10.0)	605.6	97.0	547.0	(9.1)	634.9

Operating expenses - external	66.8	473.5	–	540.3	80.6	500.0	–	580.6
Operating expenses - inter-segment	10.0	–	(10.0)	–	9.1	–	(9.1)	–

Total operating expenses	76.8	473.5	(10.0)	540.3	89.7	500.0	(9.1)	580.6

Segment EBITDA(1)	9.3	56.0	–	65.3	7.3	47.0	–	54.3

Less:
Interest, net	(0.1)	24.8	–	24.7	0.2	29.7	–	29.9
Depreciation and amortization	1.1	22.2	–	23.3	1.0	28.4	–	29.4
Minority interests	–	0.7	–	0.7	–	0.7	–	0.7
Equity method income	–	(0.6)		(0.6)	–	(0.3)		(0.3)
Stock compensation	–	0.3	–	0.3	–	0.3	–	0.3
Loss (gain) on sale of assets	–	0.1	–	0.1	–	(2.5)	–	(2.5)
Monitoring fees	–	1.3	–	1.3	–	1.3	–	1.3

Income (loss) from continuing operations before income taxes	$8.3	$7.2	$–	$15.5	$6.1	$(10.6)	$–	$(4.5)

Capital expenditures – continuing operations	$–	$60.3	$–	$60.3	$–	$37.2	$–	$37.2

Segment assets					$120.1	$2,518.0	$–	$2,638.1

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, monitoring fees and income (loss) from discontinued operations.  Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway.  As of September 30, 2006, Vanguardestimated its remaining commitments to complete the expansion projects in San Antonio and Phoenix and its remaining obligations for other capital projects in process to be approximately $89.2 million.

Claims and Litigation

While in the process of closing the October 1, 2006 sale of the fixed assets of its three California hospitals to subsidiaries of Prime Healthcare Services, Inc. (collectively, the “Buyer”), Vanguard received a letter (the “BC Claims Letter”) dated September 29, 2006, from Blue Cross of California (“BC-CA”) threatening to sue the Vanguard subsidiaries that, prior to the sale, owned Huntington Beach Hospital and La Palma Intercommunity Hospital for breach of contract if Buyer did not assume the provider contracts that Huntington Beach Hospital and La Palma Intercommunity Hospital each purportedly had with BC-CA.  In the BC Claims Letter BC-CA estimated its compensatory damages at approximately $73.7 million and stated that it may also be entitled to punitive damages in the event of Buyer’s non-assumption of these two contracts. Vanguard had written BC-CA on September 27, 2006, to confirm that in a meeting between Vanguard and  BC-CA  held on August 22, 2006, an official of BC-CA had assured Vanguard that, in a sale of the fixed assets of these two hospitals, the two contracts would automatically terminate upon consummation of the sale of the assets without liability to Vanguard’s subsidiaries; and to inform BC-CA that Vanguard had relied upon such assurances from BC-CA in planning to close the sale of the assets of these two hospitals without Buyer’s assumption of these two contracts. Additionally, in the BC Claims Letter, BC-CA denied that a Blue Cross official had previously given these assurances to Vanguard. Despite these threats from BC-CA, Vanguard’s subsidiaries closed the sale of these two California hospitals (see Note 12) to Buyer without Buyer’s assumption of these two provider agreements with BC-CA based upon (1) Vanguard’s belief that its subsidiaries had good and valid legal defenses to any BC-CA suit for breach and (2) Buyer’s execution in connection with the closing of the sale of the assets of an agreement providing full indemnification to Vanguard and its subsidiaries in respect of the damages and expenses which Vanguard and its subsidiaries might incur in respect of these BC-CA claims. In the event that BC-CA brings suit for breach of contract in this matter, Vanguard’s subsidiaries intend to vigorously defend against the litigation. However, in the event such legal defenses are inadequate or Vanguard is unsuccessful in enforcing the indemnity against Buyer, then the ultimate resolution of this matter may have a material adverse effect on Vanguard’s financial position, results of operations or cash flows.

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income from continuing operations before income taxes of $1.7 million and $0.5 million for the three months ended September 30, 2005 and 2006, respectively.  Vanguard recorded $15.9 million and $23.3 million of charity care deductions from continuing operations during the three months ended September 30, 2005 and 2006, respectively.

Governmental Regulation

                Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.  Vanguard is not aware of any material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing.

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

Professional and General Liability Risks

                Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business.  For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred subsequent to May 31, 2006, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The captive insurance subsidiary funds its portion of claims costs from premium payments received from Vanguard.  Vanguard’s reserve for reported and unreported professional and general liability claims was $58.8 million and $63.6 million as of June 30, 2006 and September 30, 2006, respectively.  Vanguard’s professional liability costs remain sensitive to market factors affecting premiums for excess coverage and the quantity and severity of professional liability claims.  Also, Vanguard is exposed to increased payments to malpractice claimants in the event physicians practicing at Vanguard’s hospitals are unable to obtain adequate malpractice insurance or in the event Vanguard employs more physicians.

Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of September 30, 2006, Vanguard maintained this performance guarantee in the form of $18.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.3 million.  In October 2006, upon the expiration of the previous surety bonds, Vanguard purchased $19.0 million of new surety bonds that expire on October 2, 2007 collateralized by approximately $2.9 million of replacement letters of credit to meet this obligation.

                Vanguard has entered into physician relocation agreements under which it guarantees minimum monthly income to physicians during a period of time (typically 12 months to 24 months) in which they establish their practices in the community. In return for the minimum income guarantee payment, the physicians are required to practice in the community for a specified period of time (typically 3 to 4 years) or else return the payments to Vanguard. On January 1, 2006, Vanguard adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ work agreements. As of September 30, 2006, Vanguard had a net intangible asset of $3.3 million and a remaining liability of $2.5 million related to these physician income guarantees. The maximum amount of Vanguard’s unpaid physician income guarantees under FIN 45-3 as of September 30, 2006 was approximately $5.5 million. Vanguard also had physician income guarantees entered into prior to January 1, 2006, for which the maximum remaining liability was approximately $3.2 million as of September 30, 2006.

Variable Interest Entities

                Vanguard is a party to four contractual agreements whereby it may be required to make monthly payments to the developers and managers of four medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016.  Due to the significance of Vanguard’s minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes effective June 30, 2006. A second contract commenced in June 2004 for a period of 12 years.  Vanguard deemed this contract a variable interest entity in which Vanguard is not the primary beneficiary.  The maximum annual amount Vanguard would pay under the contract assuming no changes to current occupancy levels would be approximately $0.2 million. Vanguard expects to achieve the permanent burnoff provisions under the remaining two contracts during fiscal 2007 and deems the developer landlords to be the primary beneficiaries.

11.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2006 and September 30, 2006 and for the three months ended September 30, 2005 and 2006 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 38.5	$ 85.1	$ –	$ 123.6
Accounts receivable, net	–	–	–	249.3	44.8	–	294.1
Inventories	–	–	–	40.1	5.2	–	45.3
Assets held for sale	–	–	–	45.6	6.5	–	52.1
Prepaid expenses and other current assets	0.1	–	–	28.7	20.8	(3.7)	45.9

Total current assets	0.1	–	–	402.2	162.4	(3.7)	561.0

Property, plant and equipment, net	–	–	–	1,073.5	86.0	–	1,159.5
Goodwill	–	–	–	725.5	87.3	–	812.8
Intangible assets, net	–	33.5	3.6	3.7	28.2	–	69.0
Investments in consolidated subsidiaries	608.8	–	–	–	26.6	(635.4)	–
Other assets	–	–	–	47.9	0.3	–	48.2

Total assets	$ 608.9	$ 33.5	$ 3.6	$ 2,252.8	$ 390.8	$ (639.1)	$ 2,650.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 136.8	$ 15.0	$ –	$ 151.8
Accrued expenses and other current liabilities	–	13.3	–	130.2	78.9	(14.5)	207.9
Current maturities of long-term debt	–	8.0	–	–	0.3	–	8.3

Total current liabilities	–	21.3	–	267.0	94.2	(14.5)	368.0

Other liabilities	–	–	–	25.0	63.4	(6.0)	82.4
Long-term debt, less current maturities	–	1,356.8	151.4	2.7	–	–	1,510.9
Intercompany	(80.3)	(1,136.2)	(120.8)	1,462.1	23.8	(148.6)	–
Stockholders’ equity	689.2	(208.4)	(27.0)	496.0	209.4	(470.0)	689.2

Total liabilities and stockholders’ equity	$ 608.9	$ 33.5	$ 3.6	$ 2,252.8	$ 390.8	$ (639.1)	$ 2,650.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 46.3	$ 48.8	$ –	$ 95.1
Accounts receivable, net	–	–	–	270.8	45.4	–	316.2
Inventories	–	–	–	41.3	5.3	–	46.6
Assets held for sale	–	–	–	36.4	10.8	–	47.2
Prepaid expenses and other current assets	0.1	–	–	27.0	19.1	(3.5)	42.7

Total current assets	0.1	–	–	421.8	129.4	(3.5)	547.8

Property, plant and equipment, net	–	–	–	1,078.3	76.1	–	1,154.4
Goodwill	–	–	–	725.5	87.3	–	812.8
Intangible assets, net	–	32.4	3.6	5.6	27.2	–	68.8
Investments in consolidated subsidiaries	608.8	–	–	–	26.6	(635.4)	–
Other assets	–	–	–	54.0	0.3	–	54.3

Total assets	$ 608.9	$ 32.4	$ 3.6	$ 2,285.2	$ 346.9	$ (638.9)	$ 2,638.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 127.7	$ 13.5	$ –	$ 141.2
Accrued expenses and other current liabilities	–	26.4	–	118.4	76.3	(14.8)	206.3
Current maturities of long-term debt	–	8.0	–	–	0.2	–	8.2

Total current liabilities	–	34.4	–	246.1	90.0	(14.8)	355.7

Other liabilities	–	–	–	32.4	59.3	(4.3)	87.4
Long-term debt, less current maturities	–	1,354.8	155.5	3.0	–	–	1,513.3
Intercompany	(72.8)	(1,118.1)	(120.7)	1,485.9	(0.7)	(173.6)	–
Stockholders’ equity	681.7	(238.7)	(31.2)	517.8	198.3	(446.2)	681.7

Total liabilities and stockholders’ equity	$ 608.9	$ 32.4	$ 3.6	$ 2,285.2	$ 346.9	$ (638.9)	$ 2,638.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 475.7	$ 51.2	$ (7.4)	$ 519.5
Premium revenues	–	–	–	11.0	83.8	(8.7)	86.1

Total revenues	–	–	–	486.7	135.0	(16.1)	605.6
Salaries and benefits	–	–	–	221.0	25.1	–	246.1
Supplies	–	–	–	90.7	8.2	–	98.9
Medical claims expense	–	–	–	6.7	60.1	(7.4)	59.4
Purchased services	–	–	–	25.6	5.0	–	30.6
Provision for doubtful accounts	–	–	–	42.0	4.5	–	46.5
Other operating expenses	0.1	–	–	43.1	16.7	(8.7)	51.2
Rents and leases	–	–	–	6.1	1.8	–	7.9
Depreciation and amortization	–	–	–	19.5	3.8	–	23.3
Interest, net	–	26.2	3.8	(6.0)	0.7	–	24.7
Management fees	–	–	–	(1.6)	1.6	–	–
Other	–	–	–	1.4	0.1	–	1.5

Total costs and expenses	0.1	26.2	3.8	448.5	127.6	(16.1)	590.1

Income (loss) from continuing operations before income taxes	(0.1)	(26.2)	(3.8)	38.2	7.4	–	15.5
Income tax expense (benefit)	6.6	–	–	–	(0.9)	0.9	6.6
Equity in earnings of subsidiaries	14.0	–	–	–	–	(14.0)	–

Income (loss) from continuing operations	7.3	(26.2)	(3.8)	38.2	8.3	(14.9)	8.9
Discontinued operations, net of taxes	–	–	–	(0.9)	(0.7)	–	(1.6)

Net income (loss)	$ 7.3	$ (26.2)	$ (3.8)	$ 37.3	$ 7.6	$ (14.9)	$ 7.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 491.8	$ 52.9	$ (6.8)	$ 537.9
Premium revenues	–	–	–	12.6	84.5	(0.1)	97.0

Total revenues	–	–	–	504.4	137.4	(6.9)	634.9
Salaries and benefits	–	–	–	240.0	28.2	–	268.2
Supplies	–	–	–	93.3	10.2	–	103.5
Medical claims expense	–	–	–	8.8	69.7	(6.8)	71.7
Purchased services	–	–	–	29.8	4.7	–	34.5
Provision for doubtful accounts	–	–	–	39.3	2.8	–	42.1
Other operating expenses	0.1	–	–	43.2	8.4	(0.1)	51.6
Rents and leases	–	–	–	7.1	2.2	–	9.3
Depreciation and amortization	–	–	–	25.3	4.1	–	29.4
Interest, net	–	30.3	4.2	(4.7)	0.1	–	29.9
Management fees	–	–	–	(2.4)	2.4	–	–
Other	–	–	–	(0.9)	0.1	–	(0.8)

Total costs and expenses	0.1	30.3	4.2	478.8	132.9	(6.9)	639.4

Income (loss) from continuing operations before income taxes	(0.1)	(30.3)	(4.2)	25.6	4.5	–	(4.5)
Income tax expense (benefit)	(1.6)	–	–	–	0.5	(0.5)	(1.6)
Equity in earnings of subsidiaries	9.2	–	–	–	–	(9.2)	–

Income (loss) from continuing operations	(7.7)	(30.3)	(4.2)	25.6	4.0	9.7	(2.9)
Discontinued operations, net of taxes	–	–	–	(3.9)	(0.9)	–	(4.8)

Net income (loss)	$ (7.7)	$ (30.3)	$ (4.2)	$ 21.7	$ 3.1	$ 9.7	$ (7.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 7.3	$ (26.2)	$ (3.8)	$ 37.3	$ 7.6	$ (14.9)	$ 7.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	—	—	—	0.9	0.7	—	1.6
Depreciation and amortization	—	—	—	19.5	3.8	—	23.3
Provision for doubtful accounts	—	—	—	42.0	4.5	—	46.5
Deferred income taxes	4.9	—	—	—	—	—	4.9
Amortization of loan costs	—	0.9	0.1	—	—	—	1.0
Accretion of principal on senior discount notes	—	—	3.7	—	—	—	3.7
Loss on sale of assets	—	—	—	0.1	—	—	0.1
Stock compensation	0.3	—	—	—	—	—	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(14.0)	—	—	—	—	14.0	—
Accounts receivable	—	—	—	(47.8)	(0.6)	—	(48.4)
Inventories	—	—	—	(0.5)	(0.1)	—	(0.6)
Prepaid expenses and other current assets	(3.8)	—	—	(7.3)	9.8	—	(1.3)
Accounts payable	—	—	—	(41.1)	(4.5)	—	(45.6)
Accrued expenses and other liabilities	1.5	(13.6)	—	8.1	(17.6)	0.9	(20.7)
Net cash provided by (used in) operating activities – continuing operations	(3.8)	(38.9)	—	11.2	3.6	—	(27.9)
Net cash used in operating activities – discontinued operations	—	—	—	(0.7)	—	—	(0.7)
Net cash provided by (used in) operating activities	(3.8)	(38.9)	—	10.5	3.6	—	(28.6)
Investing activities:						—
Acquisitions	—	—	—	(0.4)	—	—	(0.4)
Capital expenditures	—	—	—	(58.5)	(1.8)	—	(60.3)
Proceeds from short-term investments	—	—	—	—	(30.0)	—	(30.0)
Sales of short-term investments	—	—	—	—	30.0	—	30.0
Other	—	—	—	(21.4)	—	22.6	1.2
Net cash used in investing activities – continuing operations	—	—	—	(80.3)	(1.8)	22.6	(59.5)
Net cash used in investing activities – discontinued operations	—	—	—	(0.2)	(0.1)	—	(0.3)
Net cash used in investing activities	—	—	—	(80.5)	(1.9)	22.6	(59.8)
Financing activities:
Proceeds from long-term debt	—	175.0	—	—	—	—	175.0
Payments of long-term debt and capital leases	—	(23.0)	—	(0.4)	(0.1)	—	(23.5)
Payments of loan costs and debt termination fees	—	—	—	(0.5)	—	—	(0.5)
Cash provided by (used in) intercompany activity	3.8	(113.1)	—	131.5	0.4	(22.6)	—
Net cash provided by financing activities	3.8	38.9	—	130.6	0.3	(22.6)	151.0
Net increase in cash and cash equivalents	—	—	—	60.6	2.0	—	62.6
Cash and cash equivalents, beginning of period	0.8	—	—	(5.9)	84.3	—	79.2
Cash and cash equivalents, end of period	$ 0.8	$ —	$ —	$ 54.7	$ 86.3	$ —	$ 141.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (7.7)	$ (30.3)	$ (4.2)	$ 21.7	$ 3.1	$ 9.7	$ (7.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	—	—	—	3.9	0.9	—	4.8
Depreciation and amortization	—	—	—	25.3	4.1	—	29.4
Provision for doubtful accounts	—	—	—	39.3	2.8	—	42.1
Deferred income taxes	(1.8)	—	—	—	—	—	(1.8)
Amortization of loan costs	—	1.0	0.1	—	—	—	1.1
Accretion of principal on senior discount notes	—	—	4.1	—	—	—	4.1
(Gain) loss on sale of assets	—	—	—	(2.6)	0.1	—	(2.5)
Stock compensation	0.3	—	—	—	—	—	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(9.2)	—	—	—	—	9.2	—
Accounts receivable	—	—	—	(55.8)	(3.4)	—	(59.2)
Inventories	—	—	—	(1.2)	—	—	(1.2)
Prepaid expenses and other current assets	—	—	—	(7.2)	1.7	—	(5.5)
Accounts payable	—	—	—	(3.2)	(1.4)	—	(4.6)
Accrued expenses and other liabilities	2.6	13.1	—	11.5	(7.0)	(18.9)	1.3
Net cash provided by (used in) operating activities – continuing operations	(15.8)	(16.2)	—	31.7	0.9	—	0.6
Net cash provided by operating activities – discontinued operations	—	—	—	1.5	0.1	—	1.6
Net cash provided by (used in) operating activities	(15.8)	(16.2)	—	33.2	1.0	—	2.2
Investing activities:						—
Acquisitions	—	—	—	—	—	—	—
Capital expenditures	—	—	—	(36.1)	(1.1)	—	(37.2)
Proceeds from short-term investments	—	—	—	—	(30.0)	—	(30.0)
Sales of short-term investments	—	—	—	—	30.0	—	30.0
Proceeds from asset dispositions	—	—	—	6.5	—	—	6.5
Other	—	—	—	2.6	—	—	2.6
Net cash used in investing activities – continuing operations	—	—	—	(27.0)	(1.1)	—	(28.1)
Net cash used in investing activities – discontinued operations	—	—	—	(0.4)	(0.1)	—	(0.5)
Net cash used in investing activities	—	—	—	(27.4)	(1.2)	—	(28.6)
Financing activities:
Payments of long-term debt and capital leases	—	(2.0)	—	—	(0.1)	—	(2.1)
Cash provided by (used in) intercompany activity	15.8	18.2	—	2.0	(36.0)	—	—
Net cash provided by (used in) financing activities	15.8	16.2	—	2.0	(36.1)	—	(2.1)
Net increase (decrease) in cash and cash equivalents	—	—	—	7.8	(36.3)	—	(28.5)
Cash and cash equivalents, beginning of period	—	—	—	38.5	85.1	—	123.6
Cash and cash equivalents, end of period	$ —	$ —	$ —	$ 46.3	$ 48.8	$ —	$ 95.1

12.          SUBSEQUENT EVENT

                On October 1, 2006, certain of Vanguard’s subsidiaries completed the sale its three hospitals in Orange County, California (West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital) to subsidiaries of Prime Healthcare, Inc. for net proceeds of $40.0 million, comprised of cash proceeds of $37.0 million and $3.0 million of proceeds placed in escrow to be distributed to a subsidiary of Vanguard on July 2, 2007. Vanguard expects additional cash proceeds of approximately $12.8 million related to retained working capital.

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

                •  Our high degree of leverage and interest rate risk

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

                •  Dependence on our senior management team and local management personnel

                •  Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims

                •  Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts

                •  Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations

                •  The geographic concentration of our operations

                •  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings

                •  Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act

                •  Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units

                Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006. You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Executive Overview

                As of September 30, 2006, we owned and operated 19 hospitals with a total of 4,783 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, Orange County, California, and Massachusetts. As of September 30, 2006, our three California hospitals with combined 491 licensed beds were held for sale. We sold these hospitals to subsidiaries of Prime Healthcare, Inc. on October 1, 2006 for a base purchase price of $44.0 million, prior to adjustments for working capital items included in the sale and transaction expenses.  The operating results of the California hospitals are classified as discontinued operations in our condensed consolidated statements of operations for the quarters ended September 30, 2005 and 2006.  We also owned three health plans as set forth in the following table.

Health Plan	Location	September 30, 2006 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	94,600
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,600
MacNeal Health Providers (“MHP”) – capitated outpatient services	Illinois	45,800

		144,000

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

                We have implemented multiple operating strategies to achieve our mission of providing high-quality, cost-effective healthcare services in the communities we serve. We consider the following to be the most important of these strategies: quality of care and patient safety; expansion of services; nurse and physician relations; compliance and ethics; and resource allocation.  We believe the successful implementation of these strategies and initiatives will improve our operating results and our competitive position in the communities we serve. However, there are many risks and uncertainties, including those previously discussed, that make it more difficult for us to achieve our objectives and could limit our ability to realize improved operating results.

Operating Strategies

Specific action steps we are taking to implement our business strategies are set forth below.

•

Commitment to quality of care and safety.

We believe that our success will be determined by the quality of care we provide and our ability to provide a safe environment for our patients to receive care.  We believe our commitment to quality of care and safety must start at the top.  We have employed chief medical officers at the regional level to review and improve clinical protocols and have maintained an active role on hospital governing boards to promote quality initiatives and staff education programs.  We have implemented or are in the process of implementing the following initiatives: 1) investing in clinical information systems that will allow us to standardize compliance reporting of more than 40 quality and safety indicators across our hospitals including quality dashboard metrics; 2) dedicating resources such as rapid response teams to make the delivery of care more efficient; 3) revising clinical protocols where needed to minimize patient falls and worker injuries, 4) developing expanded peer groups against which to measure our progress and success; and 5) utilizing Hospital Consumer Assessment of Healthcare Providers and Systems patient satisfaction surveys at our hospitals.  Our goal is to achieve a top 10% compliance rate with quality and safety standards.

•

Expanding the range of healthcare services provided by our facilities.

Each of the markets we serve is unique.  We believe that a key factor in increasing patient volumes is to provide the range of services that our patients need.  Our strategy of developing market-focused regional healthcare systems provides us greater flexibility in improving the quality, convenience and efficiency of healthcare services. As we expand our service offerings and grow patient volumes, we seek to recruit and retain physicians and nurses and to invest resources in capital projects including upgrading our existing facility framework and expanding facilities. Expanding facilities may include constructing new facilities or increasing capacities at existing facilities. By the end of calendar 2006, we expect to have completed construction projects at two San Antonio hospitals and one Arizona hospital to expand emergency services, surgery and labor and delivery units. We have also begun expansion projects at three other hospitals that we expect to complete during fiscal years 2007 and 2008.

•

Becoming the employer of choice in the markets we serve and attracting quality physicians.

Providing high-quality, efficient healthcare services to our patients requires skilled physicians, nurses and employees at our hospitals who share our ideals and beliefs. We plan to continue to invest heavily in training programs to provide upward mobility for our employees.  These programs include expanded degree and designation programs in our nursing schools in San Antonio and Phoenix and development of a senior management training program intended to attract candidates both within and external to our existing hospitals.  We believe the best physicians want to work with hospital management and nurses who are proven leaders and who are dedicated to service excellence.

We have significant physician recruitment goals in place for fiscal 2007 with primary emphasis on family practice and internal medicine, internists, obstetrics and gynecology, cardiology and orthopedics.  This recruiting effort will include many employed physicians, and we may provide incentives for many of the non-employed physicians to move their practices to our communities where primary or specialty care is needed.

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

We are committed to respecting the privacy of our patients and delivering care in all of our facilities that is founded on a common set of ethical beliefs and behaviors.  We expect all of our employees and physicians to share in this commitment.  During the past twelve months, we allocated significant resources to strengthen our comprehensive corporate compliance program. We employed regional compliance officers to monitor employee compliance training, physician relations and compliance with state and federal regulations.  The regional compliance officers report directly to our Chief Compliance Officer who reports jointly to our Chairman and Chief Executive Officer and to our board of directors.  We also plan to make our employee orientation process more comprehensive to reinforce our commitment to ethics and compliance and to promote ownership in these values to our employees.

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

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate rates for these services with third party payers.  During the quarter ended September 30, 2006, we experienced a 1.5% increase in discharges from continuing operations and a 1.9% decrease in hospital adjusted discharges from continuing operations compared to the prior year quarter.  The following table provides details of discharges from continuing operations by payer for the quarter ended September 30, 2006 compared to the prior year quarter.

	Quarter ended September 30,

	2005		2006

Medicare	11,730	28.1%	11,222	26.5%
Medicaid	5,712	13.7%	6,114	14.4%
Managed care(1)	22,381	53.6%	23,127	54.6%
Self pay	1,487	3.6%	1,524	3.6%
Other	435	1.0%	400	0.9%

Total	41,745	100.0%	42,387	100.0%

____________________
(1)	Includes discharges under managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

                While total discharges increased slightly quarter over quarter, we continue to experience weakened demand for high acuity inpatient services. Additionally, decreases in certain subacute services as a result of regulatory changes and reduced demand for elective procedures as a result of changes in patient insurance coverage continue to weaken inpatient and outpatient volumes. We expect our volumes to improve over the long-term as a result of service expansion initiatives, new contracts negotiated with managed care providers and our market-driven management strategies. We also expect that as we complete our significant expansion projects, patient volumes will improve at those facilities where growth is currently constrained by physical plant limitations and patient throughput inefficiencies. However, the success of our growth initiatives is dependent upon maintaining the community’s confidence in our services and staying ahead of the competition in the markets we serve.  Continued weakened demand for hospital healthcare services could negate these growth initiatives in the short-term.

                The majority of our patient service revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues.  Net patient revenues per adjusted hospital discharge from continuing operations increased 6.6% from $7,055 during the prior year quarter to $7,519 during the current year quarter.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements. Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 to provide healthcare services for Medicare Part D recipients and for those individuals eligible for Medicare who also receive full Medicaid benefits. As of September 30, 2006, approximately 3,600 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership decreased to approximately 94,600 at September 30, 2006 compared to approximately 99,300 at September 30, 2005. Premium revenues from these three plans increased by $10.9 million or 12.7% during the quarter ended September 30, 2006 compared to the prior year quarter.  This increase resulted primarily from the increased per member per month reimbursement from AAHP. PHP also experienced quarter over quarter increased per member per month reimbursement as a result of a rate increase that went into effect on October 1, 2005. We do not anticipate a significant increase in membership for our health plan reporting segment during our fiscal year ending June 30, 2007 but could realize significant membership increases during future fiscal years.  The Arizona Health Care Cost Containment System (“AHCCCS”) recently exercised one of its two one-year renewal options under its contract with PHP that commenced on October 1, 2003, which extends the current contract through September 30, 2007.  AAHP’s contract with the Centers for Medicare and Medicaid Services (“CMS”) went into effect on January 1, 2006 for a term of one year with a provision for successive yearly renewals.  Should the PHP contract terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay accounts receivable. The following table provides a summary of our accounts receivable by age since discharge date by payer type as of June 30, 2005, June 30, 2006 and September 30, 2006 (in millions).

June 30, 2005	0-90 days(2)	91-180 days(2)	Over 180 days	Total

Medicare	$95.9	$5.5	$2.3	$103.7
Medicaid	43.1	12.1	7.3	62.5
Managed Care	204.1	21.2	10.1	235.4
Self Pay(1)	53.8	45.4	10.0	109.2
Other	17.8	6.0	1.8	25.6

Total(3)	$414.7	$90.2	$31.5	$536.4

June 30, 2006(2)	0-90 days	91-180 days	Over 180 days	Total

Medicare	$93.7	$5.4	$3.5	$102.6
Medicaid	40.6	11.6	7.2	59.4
Managed Care	208.6	24.0	11.9	244.5
Self Pay(1)	58.8	51.7	11.9	122.4
Other	14.7	5.3	2.3	22.3

Total(3)	$416.4	$98.0	$36.8	$551.2

September 30, 2006(2)	0-90 days	91-180 days	Over 180 days	Total

Medicare	$106.2	$4.8	$3.9	$114.9
Medicaid	47.3	6.8	6.2	60.3
Managed Care	226.8	23.0	13.2	263.0
Self Pay(1)	64.3	52.9	11.8	129.0
Other	15.9	5.6	2.6	24.1

Total(3)	$460.5	$93.1	$37.7	$591.3

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
        contractual allowances for unbilled patient accounts, certain billed patient accounts and for cash payments received but not posted to patient accounts, whereas those deductions are not reflected on the aging reports.  The table below provides a reconciliation of these amounts.

	June 30, 2006	September 30, 2006

	(In millions)

Accounts receivable per aging report	$551.2	$591.3
Less: Allowance for doubtful accounts	(103.5)	(108.5)
Less: Manual contractual allowances for unbilled patient accounts	(118.4)	(122.5)
Less: Manual contractual allowances for certain billed patient accounts	(22.5)	(34.6)
Less: Unposted cash receipts and other	(12.7)	(9.5)

Net accounts receivable reflected on the consolidated balance sheets	$294.1	$316.2

                Our combined allowance for bad debts and allowance for charity care covered 93.4% and 92.9% of self-pay accounts receivable as of June 30, 2006 and September 30, 2006, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections from continuing operations increased by 8.0% during the quarter ended September 30, 2006 compared to the prior year quarter.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  During the quarters ended September 30, 2005 and 2006, we deducted $15.9 million and $23.3 million of charity care from continuing operations revenues, respectively.  During fiscal 2006, we began tracking healthcare services provided to undocumented aliens and recording those costs as charity care deductions. Payments received for these services are recorded as a decrease to charity deductions when received. These costs, net of payments received, accounted for $1.9 million and $6.3 million of our charity care deductions during the quarters ended September 30, 2005 and 2006, respectively.

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

                Volatility of Professional Liability Costs

                We maintain professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of our professional and general liability insurance is sensitive to the volume and severity of cases reported.  Moreover, malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  Some states, including Texas and Illinois, have recently passed tort reform legislation to place limits on non-economic damages.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

                Nursing Shortage

                The hospital industry continues to face a nationwide shortage of nurses.  We have experienced particular difficulties in retaining and recruiting nurses in our metropolitan Phoenix, Arizona market. As a result of this shortage, we have utilized more contract labor resources that are typically more costly and less reliable than employed nurses.  We expect this shortage to continue for the foreseeable future. We expect to mitigate the effects of the nursing shortage by expanding our comprehensive nurse recruiting and retention program.  This program includes the following key components, among others:

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

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program.  The SHP trains approximately 400 students each year, the majority of which we expect to choose permanent employment with us.  SHP experienced an enrollment growth of over 30% for fall 2006 compared to fall 2005.  Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students.  SHP enrollment includes approximately 80 students in our metropolitan Phoenix market that are trained using state of the art distance learning technology maximizing utilization of SHP instructors.  Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time.  Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be adversely impacted.

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

Update of Critical Accounting Policies and Estimates

                The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical accounting policies because they involve the most subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance:  revenues and revenue deductions, allowance for doubtful accounts and provision for doubtful accounts, insurance reserves, medical claims reserves, income taxes and impairment of long-lived assets and goodwill.

                Other than the update provided below, there have been no changes in the nature or application of our critical accounting policies and estimates as discussed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Vanguard’s ability to collect the self-pay portions of outstanding receivables is critical to its operating performance and cash flows. The allowance for doubtful accounts was approximately 26.0% and 25.5% of accounts receivable, net of contractual discounts, as of June 30, 2006 and September 30, 2006, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. Vanguard estimates the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 180 days subsequent to discharge date plus a pre-determined percentage of accounts receivable due from self-pay patients less than 180 days old. Vanguard adjusts its estimate as necessary on a quarterly basis using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also monitors cash collections and self-pay utilization. Management believes that its standard policy is flexible to adapt to changing collection and self-pay utilization trends and its procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates and significantly affect its operations and cash flows.

                Vanguard classifies accounts pending Medicaid approval as Medicaid accounts in its accounts receivable aging report and records a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state.  Vanguard has historically been successful in qualifying approximately 55%-60% of submitted accounts for Medicaid coverage. As of September 30, 2006, Vanguard had approximately $13.3 million of Medicaid pending accounts receivable from continuing operations ($4.9 million of which was stated at gross charges with a manual contractual allowance and $8.4 million of which was stated net of contractual discounts).  In the event an account is not successfully qualified for Medicaid coverage and does not meet Vanguard’s charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to self-pay status and subjected to Vanguard’s allowance for doubtful accounts policy. During the quarter ended September 30, 2006, approximately $2.5 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to self-pay status. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction.  During the quarter ended September 30, 2006, Vanguard recorded approximately $1.4 million of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

                Because Vanguard requires patient verification of coverage at the time of admission or service, reclassifications of Medicare or managed care accounts to self-pay, other than patient coinsurance or deductible amounts, occur infrequently and are not material to its financial statements.  Additionally, the impact of these classification changes is further limited by Vanguard’s ability to identify any necessary classification changes prior to patient discharge or soon thereafter.  Due to information system limitations and timing of claims or benefits adjudication, Vanguard is unable to quantify patient deductible and co-insurance receivables that are included in the primary payer classification in the accounts receivable aging report at any given point in time.  Vanguard’s self-pay financial class includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer.  If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category. When classification changes occur, the account balance remains aged from the patient discharge date.

                Long-Lived Assets and Goodwill

                Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When we believe impairment indicators may exist, we prepare projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use. If the projections indicate that the carrying values of the long-lived assets are not expected to be recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals we own and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets for even a single hospital could materially adversely impact our operating results or statement of position.

                Goodwill also represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of SFAS 142, Goodwill and Other Intangible Assets. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our results of operations or statement of position.

                We have experienced gradual changes to the business climate at our Chicago hospitals, the most significant factor being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. We believe that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, we are in the process of assessing whether the goodwill or long-lived assets of these hospitals are impaired under the provisions of SFAS 142 or SFAS 144. As of September 30, 2006, approximately $169.3 million and $177.3 million of our consolidated goodwill and net property, plant and equipment balances, respectively, were attributable to the Chicago hospitals. The potential impairment charges related to these hospitals could materially adversely impact our financial position and results of operations.

Selected Operating Statistics

The following table sets forth certain operating statistics from continuing operations for each of the periods presented.

	(Unaudited) Quarter ended September 30,

	2005	2006

Number of hospitals at end of period	16	16
Number of licensed beds at end of period	4,066	4,292
Discharges (a)	41,745	42,387
Adjusted discharges - hospitals (b)	69,080	67,747
Net revenue per adjusted discharge - hospitals (c)	$7,055	$7,519
Patient days (d)	176,555	180,174
Adjusted patient days - hospitals (e)	292,165	287,969
Average length of stay (days) (f)	4.23	4.25
Outpatient surgeries (g)	19,856	19,405
Emergency room visits (h)	146,595	146,788
Occupancy rate (i)	47.2%	47.0%
Average daily census (j)	1,919.0	1,958.0
Member lives (k)	145,400	144,000
Medical claims percentage (l)	69.0%	73.9%

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

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(j)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(k)	Member lives represent the total number of enrollees in our PHP, AAHP and MHP health plans as of the end of the respective period.

(l)	Medical claims percentage is calculated by dividing medical claims expense by premium revenues.

Results of Operations

                The following table presents summaries of our operating results for the quarters ended September 30, 2005 and 2006.

	(Unaudited) Quarter ended September 30,

	2005		2006

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$519.5	85.8%	$537.9	84.7%
Premium revenues	86.1	14.2%	97.0	15.3%

Total revenues	605.6	100.0%	634.9	100.0%

Salaries and benefits (includes stock compensation of $0.3 for both periods presented)	246.1	40.6%	268.2	42.3%
Supplies	98.9	16.3%	103.5	16.3%
Medical claims expense	59.4	9.8%	71.7	11.3%
Provision for doubtful accounts	46.5	7.7%	42.1	6.6%
Other operating expenses	89.7	14.8%	95.4	15.0%
Depreciation and amortization	23.3	3.9%	29.4	4.6%
Interest, net	24.7	4.1%	29.9	4.7%
Minority interests and other expenses	1.5	0.2%	(0.8)	(0.1)%

Income (loss) from continuing operations before income taxes	15.5	2.6%	(4.5)	(0.7)%
Income tax expense (benefit)	6.6	1.1%	(1.6)	(0.2)%

Income (loss) from continuing operations	8.9	1.5%	(2.9)	(0.5)%
Discontinued operations, net of taxes	(1.6)	(0.3)%	(4.8)	(0.7)%

Net income (loss)	$7.3	1.2%	$(7.7)	(1.2)%

Quarter ended September 30, 2006 compared to Quarter ended September 30, 2005

                Revenues.  Revenues increased $29.3 million during the quarter ended September 30, 2006 compared to the prior year quarter due to improved reimbursement for services provided.  Net revenue per adjusted hospital discharge from continuing operations increased by 6.6% quarter over quarter.  Our service expansion initiatives and managed care contracting strategies played significant roles in our rate improvements.  Hospital adjusted discharges from continuing operations decreased 1.9% during the current year quarter.  We attribute this weakened demand to multiple factors including patient wellness, greater competition from other hospitals in recruiting and retaining quality physicians, decreases in subacute discharges as a result of regulatory changes and reduced elective outpatient procedures resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductibles limits.  Emergency room visits were flat quarter over quarter, and outpatient surgery volumes decreased 2.3% during the current year quarter.  Outpatient surgeries were negatively impacted by the sale of our partnership interest in a San Antonio surgery center in October 2005.  We expect revenue growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased 12.7% during the current year quarter as a result of the start of AAHP’s operations on January 1, 2006. Approximately 3,500 former PHP enrollees are now AAHP enrollees.  Per member per month reimbursement rates are significantly higher under AAHP than under the traditional AHCCCS Medicaid program.  Per member per month reimbursement for PHP also increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2005.

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

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes and discontinued operations, were $639.4 million or 100.7% of total revenues during the current year quarter, compared to 97.4% during the prior year quarter.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues increased to 42.3% during the current year quarter from 40.6% during the prior year quarter.  We attribute this increase primarily to staffing mix challenges in our Arizona and San Antonio hospitals.  During the current year quarter, portions of our significant expansion projects in San Antonio and Arizona were staffed to begin operations.  During the transition period of providing new services, salaries and benefits costs often precede the revenue growth associated with those services.  The national nursing shortage also continues to hinder our ability to fully manage salaries and benefits.  Adjusting staffing levels during periods of weakened demand for healthcare services is more difficult when nursing resources are constrained limiting our ability to re-adjust staffing levels when demand recovers. We expect the nursing shortage to continue to pressure our salaries and benefits costs, although we expect our comprehensive recruiting and retention plan to mitigate these pressures.

•

Supplies.  Supplies as a percentage of total revenues remained consistent at 16.3% during the current year quarter compared to the prior year quarter.  We continue to implement our materials management strategies including efforts to increase utilization of our group purchasing organization.  Because our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio.  Price increases for pharmaceuticals and medical supplies, including the impact of increased use of drug-eluting stents, could have a significant adverse impact on future supplies costs.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased from 69.0% to 73.9% during the current year quarter compared to the prior year quarter as a result of reserve adjustments at PHP during the prior year quarter.  Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions.  Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $9.1 million, or 11.3% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts.  During the current year quarter, the provision for doubtful accounts as a percentage of patient service revenues decreased to 7.8% during the current year quarter from 8.9% during the prior year quarter.  This decrease is primarily due to the significant quarter over quarter increase in patient accounts qualifying for charity care, including border funding coverage.  During the quarters ended September 30, 2005 and 2006, we recorded $15.9 million and $23.3 million of charity care revenue deductions from continuing operations, respectively.  While self-pay discharges as a percentage of total discharges remained steady at 3.6% for both the current and prior year quarters, more of the self-pay accounts were recorded as charity deductions during the current year quarter resulting in a reduction to the provision for doubtful accounts.  On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.2% during the current year quarter compared to 12.0% during the prior year quarter.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income taxes. Our effective tax rate decreased from approximately 42.6% during the prior year quarter to approximately 35.6% during the current year quarter due primarily to an increase in the valuation allowance attributable to deferred tax assets during the current year quarter.

                Net income.  The $15.0 million quarter over quarter decrease in net income resulted primarily from the increased salaries and benefits and medical claims expenses described above, increased depreciation and amortization resulting from the completion of portions of our expansion projects and increased net interest resulting from the $175.0 million term loan borrowing in September 2005.

Liquidity and Capital Resources

                Operating Activities.  At September 30, 2006, we had working capital of $192.1 million, including cash and cash equivalents of $95.1 million.  Working capital at June 30, 2006 was $193.0 million.  Cash provided by operating activities increased $30.8 million quarter over quarter.  The increase in operating cash flows was primarily due to a significant increase in the payments of liabilities during the prior year quarter including accounts payable, accrued interest and accrued health plan claims payable compared to the current year quarter.  Payments of accounts payable and accrued health plan claims payable stabilized during the current year quarter to more normal levels.  We made the semi-annual interest payment on our 9.0% Notes at the end of September in the prior year, while this payment was made in early October of the current year.  The improved cash flows related to the timing of the payments of liabilities was offset by an increase in net accounts receivable days from 57.2 during the prior year quarter to 59.8 during the current year quarter.

                Investing Activities.  Cash used in investing activities decreased from $59.8 million during the prior year quarter to $28.6 million during the current year quarter, primarily as a result of a $23.1 million quarter over quarter decrease in capital expenditures.

                We spent $37.2 million for capital expenditures from continuing operations during the current year quarter.  In May 2004 and July 2005, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix.  We have spent $256.1 million for these projects since inception through September 30, 2006 and expect to spend an estimated additional $78.9 million through fiscal year 2008.  All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of November 1, 2006.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Approximate Additional Licensed Beds Completed	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms
	Begin	Completed

Phoenix
Arrowhead Hospital	Q4 FY 04	Q2 FY 07	100	100	✓	✓	✓
Paradise Valley Hospital	Q1 FY 07	Q4 FY 08	22(4)	0	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q4 FY 07	57	32	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q2 FY 07	140	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q2 FY 07	33(3)	33	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q3 FY 07	27	27

____________________
(1)	Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project will allow for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of an additional 18 previously licensed beds.

                We anticipate spending a total of $230.0 million to $250.0 million in capital expenditures during fiscal 2007 including the $37.2 million spent through September 30, 2006.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash flows from financing activities decreased by $153.1 million during the current year quarter compared to the prior year quarter, due to the $175.0 million in term loan borrowings during September 2005.

                As of September 30, 2006, we had outstanding $1,521.5 million in aggregate indebtedness, with an additional $207.2 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $42.8 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

                Our previous senior secured credit facilities executed in September 2004 consisted of a revolving credit facility and the initial term loan facility. Our revolving credit facility provides for loans in a total principal amount of up to $250.0 million, and matures in September 2010. The initial term loan facility, which was scheduled to mature in September 2011, provided for loans in a total principal amount of up to $800.0 million as follows: (1) $475.0 million borrowed on September 23, 2004 to finance the Blackstone merger, to refinance our then existing indebtedness and to pay fees and expenses relating thereto; (2) $150.0 million borrowed on December 31, 2004 and February 18, 2005 to finance the acquisition of our Massachusetts hospitals and for other general corporate purposes and (3) $175.0 million borrowed in September 2005 to fund capital expenditures and for other general corporate purposes.

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

                As of September 30, 2006, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.52x
Total leverage ratio limit	5.95x	4.47x
Senior leverage ratio limit	3.75x	2.10x

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

                The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
9% Senior Subordinated Notes	CCC+	Caa1
11¼% Senior Discount Notes	CCC+	Caa1
Senior credit facilities	B	Ba3

                Capital Resources.  We expect that cash generated from our operations and cash available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our refinanced senior credit facilities will be available to enable us to meet these requirements and needs.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of September 30, 2006.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$121.5	$241.0	$990.2	$1,081.5	$2,434.2
Capital lease obligations	0.2	–	–	–	0.2
Operating leases	26.8	41.3	25.8	44.8	138.7
Purchase obligations	26.5	–	–	–	26.5
Health claims payable	46.6	–	–	–	46.6
Estimated self-insurance liabilities	21.3	36.3	18.1	6.1	81.8

Subtotal	$242.9	$318.6	$1,034.1	$1,132.4	$2,728.0

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$63.4	$22.0	$3.8	$–	$89.2
Guarantees of surety bonds	18.0	–	–	–	18.0
Letters of credit	–	–	42.8	–	42.8
Physician commitments	8.7	–	–	–	8.7
Minimum rent revenue commitments	0.2	–	–	–	0.2

Subtotal	$90.3	$22.0	$46.6	$–	$158.9

Total obligations and commitments	$333.2	$340.6	$1,080.7	$1,132.4	$2,886.9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of September 30, 2006, we had in place $1,037.8 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $787.8 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $42.8 million of capacity was utilized by outstanding letters of credit as of September 30, 2006). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on pre-tax income and cash flows of approximately $1.0 million.

                    The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. The revolving credit facility matures in September 2010. The $787.8 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate for the term loans was approximately 7.9% as of September 30, 2006.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                (a)           During the quarterly period ended September 30, 2006, we issued the securities described below that were not registered under the Securities Act of 1933. The transaction described below was conducted in reliance upon the exemption from registration provided in Rule 701 of the Securities Act for a sale of securities under a written compensatory benefit plan established by the issuer for the participation of its current and former employees. This sale was made without the use of an underwriter, and the certificate evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

                On July 6, 2006, for an aggregate purchase price of $36,000, we issued 36 shares of our common stock to a former employee upon her exercise of vested options which would have otherwise expired 90 days after her termination of employment.

Item 6.    Exhibits.

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 9, 2006                                                                               VANGUARD HEALTH SYSTEMS, INC.

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

10.1

Contract Amendment Number 15, executed on September 5, 2006, but effective as of October 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between Phoenix Health Plan and the Arizona Health Care Cost Containment System. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 8, 2006, File No. 333-71934.)

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