Form 10-Q
period 2006-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2007-02-13
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

          There were 749,550 shares of common stock outstanding as of February 1, 2007 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	(Unaudited) December 31, 2006

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$123.6	$95.9
Restricted cash	–	5.5
Accounts receivable, net of allowance for uncollectible accounts of approximately $103.5 and $106.9 at June 30, 2006 and December 31, 2006, respectively	294.1	307.0
Inventories	45.3	47.4
Assets held for sale	52.1	–
Prepaid expenses and other current assets	45.9	48.7

Total current assets	561.0	504.5
Property, plant and equipment, net of accumulated depreciation	1,159.5	1,162.0
Goodwill	812.8	689.0
Intangible assets, net of accumulated amortization	69.0	67.1
Investments in unconsolidated subsidiaries	8.2	8.2
Other assets	40.0	62.8

Total assets	$2,650.5	$2,493.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151.8	$111.5
Accrued salaries and benefits	78.5	74.7
Accrued health claims	44.0	54.4
Accrued interest	13.3	13.6
Other accrued expenses and current liabilities	72.1	58.6
Current maturities of long-term debt	8.3	8.1

Total current liabilities	368.0	320.9
Minority interests in equity of consolidated entities	9.4	9.1
Other liabilities	73.0	84.5
Long-term debt, less current maturities	1,510.9	1,515.7
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2006 and December 31, 2006	–	–
Additional paid-in capital	643.7	644.3
Retained earnings (deficit)	45.5	(80.9)

Total stockholders’ equity	689.2	563.4

Total liabilities and stockholders’ equity	$2,650.5	$2,493.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2005	2006	2005	2006

	(In millions)

Patient service revenues	$508.5	$552.0	$1,028.0	$1,089.9
Premium revenues	89.4	100.9	175.5	197.9

Total revenues	597.9	652.9	1,203.5	1,287.8

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.3, $0.5, $0.6 and $0.8, respectively)	252.4	273.8	498.5	542.0
Supplies	97.1	108.3	196.0	211.8
Medical claims expense	63.0	75.5	122.4	147.2
Purchased services	31.6	37.3	62.2	71.8
Provision for doubtful accounts	35.8	45.3	82.3	87.4
Other operating expenses	48.8	46.5	100.0	98.1
Rents and leases	8.3	9.5	16.2	18.8
Depreciation and amortization	23.3	28.8	46.6	58.2
Interest, net	26.4	31.7	51.1	61.6
Impairment expense	–	123.8	–	123.8
Other	2.0	4.3	3.5	3.5

Income (loss) from continuing operations before income taxes	9.2	(131.9)	24.7	(136.4)
Income tax expense (benefit)	3.5	(15.7)	10.1	(17.3)

Income (loss) from continuing operations	5.7	(116.2)	14.6	(119.1)
Discontinued operations, net of taxes	(2.1)	(2.5)	(3.7)	(7.3)

Net income (loss)	$3.6	$(118.7)	$10.9	$(126.4)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31, 2005	Six months ended December 31, 2006

	(In millions)
Operating activities:
Net income (loss)	$10.9	$(126.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	3.7	7.3
Depreciation and amortization	46.6	58.2
Provision for doubtful accounts	82.3	87.4
Deferred income taxes	8.8	(18.0)
Amortization of loan costs	2.0	2.2
Accretion of principal on senior discount notes	7.6	8.5
Loss on disposal of assets	–	0.1
Stock compensation	0.6	0.8
Debt extinguishment costs	0.1	–
Impairment expense	–	123.8
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(78.8)	(121.0)
Inventories	(1.8)	(2.0)
Prepaid expenses and other current assets	(5.4)	(13.2)
Accounts payable	(4.2)	(30.3)
Accrued expenses and other current liabilities	(45.8)	18.5
Other liabilities	15.0	10.9

Net cash provided by operating activities – continuing operations	41.6	6.8
Net cash provided by operating activities – discontinued operations	3.8	1.2

Net cash provided by operating activities	45.4	8.0

Investing activities:
Acquisitions, including working capital settlement payments	(0.4)	–
Capital expenditures	(111.4)	(77.1)
Purchases of short-term investments	(68.4)	(60.0)
Sales of short-term investments	68.4	60.0
Proceeds from asset dispositions	4.9	6.7
Other	0.9	2.4

Net cash used in investing activities – continuing operations	(106.0)	(68.0)
Net cash provided by (used in) investing activities – discontinued operations	(2.4)	36.5

Net cash used in investing activities	(108.4)	(31.5)

Financing activities:
Proceeds from long-term debt	175.0	–
Payments of long-term debt and capital leases	(27.0)	(4.1)
Payments of loan costs and debt termination fees	(0.6)	–
Proceeds from joint venture partner contributions	–	0.1
Payments to repurchase equity incentive units	(1.1)	(0.2)

Net cash provided by (used in) financing activities	146.3	(4.2)

Net increase (decrease) in cash and cash equivalents	83.3	(27.7)
Cash and cash equivalents, beginning of period	79.2	123.6

Cash and cash equivalents, end of period	$162.5	$95.9

Net cash paid for interest	$50.5	$55.1

Net cash paid for income taxes	$0.8	$0.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(Unaudited)

1.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.   As of December 31, 2006, Vanguard’s affiliates owned and managed 16 acute care hospitals with 4,236 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $6.8 million, $6.4 million, $15.8 million and $13.9 million for the three months ended December 31, 2005 and 2006, and the six months ended December 31, 2005 and 2006, respectively.

                The unaudited condensed consolidated financial statements as of December 31, 2006 and for the three months and six months ended December 31, 2005 and 2006 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2007.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2006 included in Vanguard’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2006.

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

Reclassifications

                Vanguard adjusted its condensed consolidated balance sheet as of June 30, 2006 to classify the fixed assets, goodwill and intangible assets and certain current assets of its California hospitals, which were sold on October 1, 2006, as assets held for sale. Vanguard adjusted its condensed consolidated statements of operations for the three months and six months ended December 31, 2005 and its condensed consolidated statement of cash flows for the six months ended

December 31, 2005, to reflect California hospitals’ operating results as discontinued operations.  See Note 3 for further discussion of discontinued operations.

2.             STOCK-BASED COMPENSATION

                Vanguard’s only stock-based employee compensation is in the form of stock option grants to employees.  Vanguard uses the minimum value pricing model permitted under SFAS 123 to determine stock compensation costs related to stock option grants prior to July 1, 2006.  On July 1, 2006, Vanguard adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), to account for stock option grants subsequent to July 1, 2006.  Vanguard adopted SFAS 123(R) on a prospective basis as required for companies that chose to adopt SFAS 123 using the transition guidance set forth in SFAS 148.  SFAS 123(R) requires that stock-based employee compensation be measured at fair value using models that incorporate certain minimum inputs, the most notable of which are the Black-Scholes-Merton model and various lattice models.  SFAS 123(R) no longer permits nonpublic companies to use the minimum value pricing model.  Upon adoption of SFAS 123(R), Vanguard chose to utilize the Black-Scholes-Merton model for option valuation purposes and to calculate separate forfeiture estimates for stock option grants to members of executive management and for stock option grants to other employees.  Under SFAS 123, Vanguard calculated a blended forfeiture rate for all option grants.  Vanguard’s adoption of SFAS 123(R) did not significantly impact its loss from continuing operations, loss before income taxes, net loss, cash flows from operating activities or cash flows from financing activities for the three months or six months ended December 31, 2006.

                In March 2005, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide supplemental implementation guidance to the provisions of SFAS 123(R).  Vanguard has applied the guidance set forth in SAB 107 in determining its accounting treatment and related disclosures for stock-based employee compensation.

2004 Stock Incentive Plan

                After the Blackstone merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of December 31, 2006, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of December 31, 2006, 63,921 options were outstanding under the 2004 Option Plan.

	2004 Option Plan

	Number of Options	Weighted Avg Exercise Price

Options outstanding at June 30, 2006	70,657	$1,644.12
Options granted	4,230	1,712.44
Options exercised	(36)	1,000.00
Options cancelled	(10,930)	1,607.80

Options outstanding at December 31, 2006	63,921	$1,654.43

Options available for grant at December 31, 2006	37,019	$1,717.25

Options exercisable at December 31, 2006	10,193	$1,946.92

                The following table provides information relating to the 2004 Option Plan as of December 31, 2006.

Exercise price	$1,000.00	$1,150.37	$1,167.50	$3,000.00
Number outstanding	22,689	20,103	1,882	19,247
Weighted average remaining contractual life	8.1 years	8.9 years	9.9 years	8.4 years
Weighted average value	$360.93	$436.63	$589.52	$0.00
Number exercisable	3,854	1,636	–	4,703

                The following table sets forth the weighted average assumptions utilized in the minimum value pricing model for stock option grants under the 2004 Option Plan prior to July 1, 2006 and those utilized in the Black-Scholes-Merton valuation model for grants under the 2004 Option Plan subsequent to July 1, 2006.

	Minimum Value	Black-Scholes- Merton

Risk-free interest rate	4.5%	4.7%
Dividend yield	0.0%	0.0%
Volatility	N/A	37.7%
Expected option life	10 years	7.3 years

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

3.             DISCONTINUED OPERATIONS

                On October 1, 2006, certain of Vanguard’s subsidiaries completed the sale of its three hospitals in Orange County, California (West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital) to subsidiaries of Prime Healthcare, Inc. for net proceeds of $40.0 million, comprised of cash proceeds of $37.0 million and $3.0 million of proceeds placed in escrow to be distributed to a subsidiary of Vanguard on July 2, 2007.  Approximately $12.8 million of retained working capital, including $25.3 million of patient accounts receivable, was excluded from the sale. The following table sets forth the components of discontinued operations for the three months and six months ended December 31, 2005 and 2006, respectively (in millions).

	Three months ended December 31,		Six months ended December 31,

	2005	2006	2005	2006

Total revenues	$43.8	$1.9	$85.9	$46.3

Operating expenses	45.5	6.4	88.6	56.6
Allocated interest	1.8	–	3.5	2.0
Gain on sale of hospitals	–	(1.0)	–	(1.0)
Income tax benefit	(1.4)	(1.0)	(2.5)	(4.0)

Discontinued operations, net of taxes	$(2.1)	$(2.5)	$(3.7)	$(7.3)

                The interest allocation for the three months and six months ended December 31, 2005 and the six months ended December 31, 2006 was based upon the ratio of net assets to be sold to the sum of Vanguard’s total net assets and Vanguard’s outstanding debt.  Income taxes were calculated using an effective tax rate of approximately 40.0% for the quarter and six months ended December 31, 2005, approximately 28.6% for the quarter ended December 31, 2006 and approximately 35.4% for the six months ended December 31, 2006.

                The following table sets forth the components of assets held for sale and liabilities to be assumed by purchaser as of June 30, 2006 that are included in the acute care services segment (in millions).

June 30, 2006

Current assets-CA hospitals	$3.7
Net property, plant and equipment-CA hospitals	40.0
Goodwill-CA hospitals	3.0
Net intangible assets-CA hospitals	0.4
Net property, plant and equipment-other	5.0

Total assets held for sale	52.1
Liabilities to be assumed by purchaser	(7.4)

Net assets to be divested	$44.7

                The following table provides a calculation of the $1.0 million gain on sale of the California hospitals included in discontinued operations during the three months and six months ended December 31, 2006 (in millions).

December 31, 2006

Sales proceeds	$40.0

Assets sold:
Current assets	2.3
Net property, plant and equipment	39.8
Goodwill	3.0
Net intangible assets	0.4

45.5
Liabilities assumed by purchaser	(6.5)

Net assets disposed of	39.0

Gain on sale of assets	$1.0

4.             INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2006 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2006	December 31, 2006	June 30 2006	December 31, 2006

Amortized intangible assets:
Deferred loan costs	$43.8	$43.8	$6.7	$8.9
Contracts	31.4	31.4	5.5	7.0
Physician income and other guarantees	2.0	4.4	0.3	0.8
Other	1.3	1.3	0.2	0.3

Subtotal	78.5	80.9	12.7	17.0
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$81.7	$84.1	$12.7	$17.0

5.             IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

                Vanguard has experienced gradual changes to the business climate at its Chicago hospitals, the most significant being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. Vanguard believes that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, Vanguard performed an impairment test of the long-lived assets of these hospitals under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets, effective December 31, 2006. Based upon independent third party estimates of the fair value of the hospitals, Vanguard recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge for the quarter and six months ended December 31, 2006. The independent third party fair value estimates were developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, Vanguard reduced goodwill for its acute care services segment $123.8 million. The following table provides a rollforward of goodwill from June 30, 2006 to December 31, 2006 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2006	$733.4	$79.4	$812.8
Impairment of goodwill	(123.8)	–	(123.8)

Balance as of December 31, 2006	$609.6	$79.4	$689.0

                Vanguard evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS 144. Vanguard reviews goodwill for impairment annually during its fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of SFAS 142. These impairment tests include multiple assumptions and estimates that can change over time and could result in impairment charges that could materially adversely impact our results of operations or statement of position.

6.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt at June 30, 2006 and December 31, 2006 follows (in millions).

	June 30, 2006	December 31, 2006

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	151.4	159.9
Term loans payable under credit facility	789.7	785.7
Capital leases	0.4	0.2
Other	2.7	3.0

	1,519.2	1,523.8
Less: current maturities	(8.3)	(8.1)

	$1,510.9	$1,515.7

9.0% Notes

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”), completed a private placement of $575.0 million 9% Senior Subordinated Notes due 2014 (“9.0% Notes”). Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment made on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

                At any time prior to October 1, 2007, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.0% Notes with the net proceeds of certain equity offerings at a redemption price of 109% of the principal amount of the 9.0% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 9.0% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. On or after October 1, 2009, the Issuers may redeem all or part of the 9.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 9.0% Notes.  The initial redemption price for the 9.0% Notes on October 1, 2009 is equal to 104.50% of their principal amount, plus accrued and unpaid interest.  The redemption price declines each year after 2009.  The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

11.25% Notes

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% Senior Discount Notes due 2015 (“11.25% Notes”). The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Discount Issuers but senior to any of the Discount Issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

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

Credit Facility Debt

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under its previous 2004 credit facility. The merger credit facilities included a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility. Vanguard borrowed $60.0 million of the available $325.0 million term loans in order to fund a portion of its purchase price of three hospitals in Massachusetts on December 31, 2004 and borrowed an additional $90.0 million on February 18, 2005 to fund the working capital of these hospitals and to fund capital expenditures.  Vanguard borrowed the final $175.0 million of the available term loans in September 2005 for capital expenditures and general corporate purposes.  All of such loans were scheduled to mature on September 23, 2011.

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of December 31, 2006, $785.7 million was outstanding under the 2005 term loan facility. The total remaining borrowing capacity under the revolving credit facility, net of letters of credit, was $210.0 million as of December 31, 2006.

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

                The 2005 term loan facility and the revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, Vanguard’s ability, and the ability of its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase its capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing its indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by its subsidiaries and enter into hedging agreements. In addition, the senior credit facilities require Vanguard to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. Vanguard was in compliance with each of these financial covenants as of December 31, 2006. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Six months ended

	December 31, 2005	December 31, 2006
Current:
Federal	$0.9	$–
State	0.4	0.7

Total current	1.3	0.7

Deferred:
Federal	8.4	(16.5)
State	1.0	(3.9)

	9.4	(20.4)
Change in valuation allowance	(0.6)	2.4

Total income tax expense (benefit)	$10.1	$(17.3)

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Six months ended

	December 31, 2005	December 31, 2006

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	6.0%	2.8%
Nondeductible impairment expense	0.0%	(22.0)%
Nondeductible expenses and other	2.3%	(0.9)%
Change in valuation allowance	(2.4)%	(2.2)%

Effective income tax rate	40.9%	12.7%

                Net non-current deferred tax assets of $30.6 million and $55.6 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2006, respectively.  Net current deferred tax assets of $8.9 million and $5.8 million are included in prepaid expenses and other current assets in the accompanying condensed consolidated balances sheets as of June 30, 2006 and December 31, 2006, respectively.

                As of December 31, 2006, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $167.0 million and $405.0 million, respectively, which expire from 2007 to 2025.  Approximately $3.9 million of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Vanguard must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  Vanguard had a valuation allowance for combined continuing and discontinued operations of $11.9 million and $14.8 million as of June 30, 2006 and December 31, 2006, respectively.

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

9.             SEGMENT INFORMATION

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona, and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona.

                The following table provides unaudited condensed financial information by business segment for the three month and six month periods ended December 31, 2005 and 2006, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended December 31, 2005				Three months ended December 31, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$508.5	$–	$508.5	$–	$552.0	$–	$552.0
Premium revenues	89.4	–	–	89.4	100.9	–	–	100.9
Inter-segment revenues	–	9.3	(9.3)	–	–	9.2	(9.2)	–

Total revenues	89.4	517.8	(9.3)	597.9	100.9	561.2	(9.2)	652.9

Operating expenses - external	71.2	465.5	–	536.7	85.4	510.3	–	595.7
Operating expenses - inter-segment	9.3	–	(9.3)	–	9.2	–	(9.2)	–

Total operating expenses	80.5	465.5	(9.3)	536.7	94.6	510.3	(9.2)	595.7

Segment EBITDA(1)	8.9	52.3	–	61.2	6.3	50.9	–	57.2

Less:
Interest, net	(0.5)	26.9	–	26.4	1.1	30.6	–	31.7
Depreciation and amortization	1.1	22.2	–	23.3	(0.1)	28.9	–	28.8
Minority interests	–	0.9	–	0.9	–	0.7	–	0.7
Equity method income	–	(0.2)	–	(0.2)	–	(0.3)		(0.3)
Stock compensation	–	0.3	–	0.3	–	0.5	–	0.5
Debt extinguishment costs	–	0.1	–	0.1	–	–	–	–
Loss (gain) on disposal of assets	–	(0.1)	–	(0.1)	–	2.6	–	2.6
Impairment expense	–	–	–	–	–	123.8	–	123.8
Monitoring fees	–	1.3	–	1.3	–	1.3	–	1.3

Income (loss) from continuing operations before income taxes	$8.3	$0.9	$–	$9.2	$5.3	$(137.2)	$–	$(131.9)

	Six months ended December 31, 2005				Six months ended December 31, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$1,028.0	$–	$1,028.0	$–	$1,089.9	$–	$1,089.9
Premium revenues	175.5	–	–	175.5	197.9	–	–	197.9
Inter-segment revenues	–	19.3	(19.3)	–	–	18.3	(18.3)	–

Total revenues	175.5	1,047.3	(19.3)	1,203.5	197.9	1,108.2	(18.3)	1,287.8

Operating expenses - external	138.0	939.0	–	1,077.0	166.0	1,010.3	–	1,176.3
Operating expenses - inter-segment	19.3	–	(19.3)	–	18.3	–	(18.3)	–

Total operating expenses	157.3	939.0	(19.3)	1,077.0	184.3	1,010.3	(18.3)	1,176.3

Segment EBITDA(1)	18.2	108.3	–	126.5	13.6	97.9	–	111.5

Less:
Interest, net	(0.6)	51.7	–	51.1	0.1	61.5	–	61.6
Depreciation and amortization	2.2	44.4	–	46.6	2.1	56.1	–	58.2
Minority interests	–	1.6	–	1.6	–	1.4	–	1.4
Equity method income	–	(0.8)	–	(0.8)	–	(0.6)	–	(0.6)
Stock compensation	–	0.6	–	0.6	–	0.8	–	0.8
Debt extinguishment costs	–	0.1	–	0.1	–	–	–	–
Loss on disposal of assets	–	–	–	–	–	0.1	–	0.1
Impairment expense	–	–	–	–	–	123.8	–	123.8
Monitoring fees	–	2.6	–	2.6	–	2.6	–	2.6

Income (loss) from continuing operations before income taxes	$16.6	$8.1	$–	$24.7	$11.4	$(147.8)	$–	$(136.4)

Capital expenditures – continuing operations	$0.1	$111.3	$–	$111.4	$–	$77.1	$–	$77.1

Segment assets					$154.7	$2,338.9	$–	$2,493.6

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on disposal of assets, impairment expense, monitoring fees and discontinued operations, net of taxes.  Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway.  As of December 31, 2006, Vanguardestimated its remaining commitments related to the expansion projects in San Antonio and Phoenix and its remaining obligations for other capital projects in process to be approximately $65.7 million.

Claims and Litigation

While in the process of closing the October 1, 2006 sale of the fixed assets of its three California hospitals to subsidiaries of Prime Healthcare Services, Inc. (collectively, the “Buyer”), Vanguard received a letter (the “BC Claims Letter”) dated September 29, 2006, from Blue Cross of California (“BC-CA”) threatening to sue the Vanguard subsidiaries that, prior to the sale, owned Huntington Beach Hospital and La Palma Intercommunity Hospital for breach of contract if Buyer did not assume the provider contracts that Huntington Beach Hospital and La Palma Intercommunity Hospital each purportedly had with BC-CA.  In the BC Claims Letter BC-CA estimated its compensatory damages at approximately $73.7 million and stated that it may also be entitled to punitive damages in the event of Buyer’s non-assumption of these two contracts. Vanguard had written BC-CA on September 27, 2006, to confirm that in a meeting between Vanguard and  BC-CA  held on August 22, 2006, an official of BC-CA had assured Vanguard that, in a sale of the fixed assets of these two hospitals, the two contracts would automatically terminate upon consummation of the sale of the assets without liability to Vanguard’s subsidiaries; and to inform BC-CA that Vanguard had relied upon such assurances from BC-CA in planning to close the sale of the assets of these two hospitals without Buyer’s assumption of these two contracts. Additionally, in the BC Claims Letter, BC-CA denied that a Blue Cross official had previously given these assurances to Vanguard. Despite these threats from BC-CA, on October 1, 2006 Vanguard’s subsidiaries closed the sale of these two California hospitals (see Note 3) to Buyer without Buyer’s assumption of these two provider agreements with BC-CA based upon (1) Vanguard’s belief that its subsidiaries had good and valid legal defenses to any BC-CA suit for breach and (2) Buyer’s execution in connection with the closing of the sale of the assets of an agreement providing full indemnification to Vanguard and its subsidiaries in respect of the damages and expenses which Vanguard and its subsidiaries might incur in respect of these BC-CA claims.  Effective November 30, 2006, Vanguard’s subsidiaries, BC-CA and Buyer entered into a written interim agreement providing that the parties would treat the BC-CA provider agreements at Huntington Beach and La Palma Intercommunity Hospitals as if they were in full force between Buyer and BC-CA at the two hospitals for services rendered between October 1, 2006 and December 31, 2006. This agreement was not extended by the parties when it expired on December 31, 2006.  In the event that BC-CA brings suit for breach of contract in this matter, Vanguard’s subsidiaries intend to vigorously defend against the litigation. However, in the event such legal defenses are inadequate or Vanguard is unsuccessful in enforcing the indemnity against Buyer, then the ultimate resolution of this matter may have a material adverse effect on Vanguard’s financial position, results of operations or cash flows.

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income from continuing operations before income taxes of $1.1 million and $1.4 million for the three months ended December 31, 2005 and 2006, respectively, and $2.8 million and $1.9 million for the six months ended December 31, 2005 and 2006, respectively.  Vanguard recorded $19.9 million and $23.2 million of charity care deductions from continuing operations during the three months ended December 31, 2005 and 2006, respectively, and $35.8 million and $46.5 million for the six months ended December 31, 2005 and 2006, respectively.

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

Professional and General Liability Risks

                Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business.  For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred subsequent to May 31, 2006, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The captive insurance subsidiary funds its portion of claims costs from premium payments received from Vanguard.  Vanguard’s reserve for reported and unreported professional and general liability claims was $58.8 million and $63.9 million as of June 30, 2006 December 31, 2006, respectively. Vanguard adjusts its professional and general liability reserve from time to time as it receives updated information. During the six months ended December 31, 2005 and 2006, due to changes in historical loss trends, Vanguard decreased its professional liability reserve related to prior fiscal years by $2.0 million and $5.4 million, respectively. Given the fact that Vanguard has operated its hospitals for relatively short periods of time, management expects that additional adjustments to prior year estimates may occur as Vanguard’s reporting history and loss portfolio matures. Vanguard’s professional liability costs remain sensitive to market factors affecting premiums for excess coverage and the quantity and severity of professional liability claims.  Also, Vanguard is exposed to increased payments to malpractice claimants in the event physicians practicing at Vanguard’s hospitals are unable to obtain adequate malpractice insurance or in the event Vanguard employs more physicians.

Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of December 31, 2006, Vanguard maintained this performance guarantee in the form of $19.0 million of surety bonds that expire on October 2, 2007 collateralized by approximately $2.9 million of letters of credit.

                Vanguard has entered into physician relocation agreements under which it guarantees minimum monthly income or revenues to physicians during a period of time (typically 12 months to 24 months) in which they establish their practices in the community. In return for the minimum guarantee payment, the physicians are required to practice in the community for a specified period of time (typically 3 to 4 years) or else return the payments to Vanguard. On January 1, 2006, Vanguard adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ agreements. As of December 31, 2006, Vanguard had a net intangible asset of $3.0 million and a remaining liability of $1.7 million related to these physician income guarantees. The maximum amount of Vanguard’s unpaid physician income guarantees under FIN 45-3 as of December 31, 2006 was approximately $3.8 million. Vanguard also had physician income guarantees entered into prior to January 1, 2006, for which the maximum remaining liability was approximately $3.0 million as of December 31, 2006.

Variable Interest Entities

                Vanguard is a party to four contractual agreements whereby it may be required to make monthly payments to the developers and managers of four medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016. Due to the significance of Vanguard’s minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes effective June 30, 2006. A second contract commenced in June 2004 for a period of 12 years. Vanguard deemed this contract a variable interest entity in which Vanguard is not the primary beneficiary. Vanguard is no longer making minimum rent revenue guarantee payments under this contract. Vanguard expects to achieve the permanent release of its guaranty under the third contract during fiscal 2007 and deems the developer landlord to be the primary beneficiary. Vanguard is no longer making minimum rent revenue guarantee payments under the fourth contract and does not expect to make future payments under this contract.

11.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2006 and December 31, 2006 and for the three months and six months ended December 31, 2005 and 2006 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 10.8	$ 85.1	$ –	$ 95.9
Restricted cash	–	–	–	4.3	1.2	–	5.5
Accounts receivable, net	–	–	–	268.8	38.2	–	307.0
Inventories	–	–	–	42.0	5.4	–	47.4
Prepaid expenses and other current assets	0.2	–	–	36.3	15.5	(3.3)	48.7

Total current assets	0.2	–	–	362.2	145.4	(3.3)	504.5

Property, plant and equipment, net	–	–	–	1,086.1	75.9	–	1,162.0
Goodwill	–	–	–	605.4	83.6	–	689.0
Intangible assets, net	–	31.4	3.6	5.9	26.2	–	67.1
Investments in consolidated subsidiaries	608.4	–	–	8.2	26.6	(635.0)	8.2
Other assets	–	–	–	62.7	0.1	–	62.8

Total assets	$ 608.6	$ 31.4	$ 3.6	$ 2,130.5	$ 357.8	$ (638.3)	$ 2,493.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 100.2	$ 11.3	$ –	$ 111.5
Accrued expenses and other current liabilities	–	13.6	–	117.1	85.6	(15.0)	201.3
Current maturities of long-term debt	–	7.9	–	–	0.2	–	8.1

Total current liabilities	–	21.5	–	217.3	97.1	(15.0)	320.9

Other liabilities	–	–	–	41.3	55.0	(2.7)	93.6
Long-term debt, less current maturities	–	1,352.8	159.9	3.0	–	–	1,515.7
Intercompany	45.2	(1,074.0)	(120.7)	1,417.5	24.1	(292.1)	–
Stockholders’ equity	563.4	(268.9)	(35.6)	451.4	181.6	(328.5)	563.4

Total liabilities and stockholders’ equity	$ 608.6	$ 31.4	$ 3.6	$ 2,130.5	$ 357.8	$ (638.3)	$ 2,493.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 466.6	$ 48.5	$ (6.6)	$ 508.5
Premium revenues	–	–	–	11.6	86.5	(8.7)	89.4

Total revenues	–	–	–	478.2	135.0	(15.3)	597.9

Salaries and benefits	0.3	–	–	226.5	25.6	–	252.4
Supplies	–	–	–	88.3	8.8	–	97.1
Medical claims expense	–	–	–	6.6	63.0	(6.6)	63.0
Purchased services	–	–	–	27.1	4.5	–	31.6
Provision for doubtful accounts	–	–	–	33.7	2.1	–	35.8
Other operating expenses	–	–	–	40.5	17.0	(8.7)	48.8
Rents and leases	–	–	–	6.6	1.7	–	8.3
Depreciation and amortization	–	–	–	19.5	3.8	–	23.3
Interest, net	–	26.9	3.9	(4.8)	0.4	–	26.4
Management fees	–	–	–	(1.6)	1.6	–	–
Other	0.1	–	–	1.9	–	–	2.0

Total costs and expenses	0.4	26.9	3.9	444.3	128.5	(15.3)	588.7

Income (loss) from continuing operations before income taxes	(0.4)	(26.9)	(3.9)	33.9	6.5	–	9.2
Income tax expense (benefit)	3.5	–	–	–	1.2	(1.2)	3.5
Equity in earnings of subsidiaries	7.5	–	–	–	–	(7.5)	–

Income (loss) from continuing operations	3.6	(26.9)	(3.9)	33.9	5.3	(6.3)	5.7
Discontinued operations, net of taxes	–	–	–	(2.4)	0.3	–	(2.1)

Net income (loss)	$ 3.6	$ (26.9)	$ (3.9)	$ 31.5	$ 5.6	$ (6.3)	$ 3.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 507.5	$ 51.4	$ (6.9)	$ 552.0
Premium revenues	–	–	–	12.8	88.2	(0.1)	100.9

Total revenues	–	–	–	520.3	139.6	(7.0)	652.9

Salaries and benefits	0.5	–	–	245.5	27.8	–	273.8
Supplies	–	–	–	98.6	9.7	–	108.3
Medical claims expense	–	–	–	9.3	73.1	(6.9)	75.5
Purchased services	–	–	–	32.5	4.8	–	37.3
Provision for doubtful accounts	–	–	–	42.2	3.1	–	45.3
Other operating expenses	–	–	–	37.7	8.9	(0.1)	46.5
Rents and leases	–	–	–	7.4	2.1	–	9.5
Depreciation and amortization	–	–	–	24.8	4.0	–	28.8
Interest, net	–	30.2	4.4	(2.5)	(0.4)	–	31.7
Management fees	–	–	–	(2.3)	2.3	–	–
Impairment expense	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	4.3	–	–	4.3

Total costs and expenses	0.5	30.2	4.4	617.6	139.1	(7.0)	784.8

Income (loss) from continuing operations before income taxes	(0.5)	(30.2)	(4.4)	(97.3)	0.5	–	(131.9)
Income tax expense (benefit)	(15.7)	–	–	–	0.6	(0.6)	(15.7)
Equity in earnings of subsidiaries	(133.9)	–	–	–	–	133.9	–

Loss from continuing operations	(118.7)	(30.2)	(4.4)	(97.3)	(0.1)	134.5	(116.2)
Discontinued operations, net of taxes	–	–	–	1.8	(4.3)	–	(2.5)

Net loss	$ (118.7)	$ (30.2)	$ (4.4)	$ (95.5)	$ (4.4)	$ 134.5	$ (118.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 942.3	$ 99.7	$ (14.0)	$ 1,028.0
Premium revenues	–	–	–	22.6	170.3	(17.4)	175.5

Total revenues	–	–	–	964.9	270.0	(31.4)	1,203.5

Salaries and benefits	0.6	–	–	447.2	50.7	–	498.5
Supplies	–	–	–	179.0	17.0	–	196.0
Medical claims expense	–	–	–	13.3	123.1	(14.0)	122.4
Purchased services	–	–	–	52.7	9.5	–	62.2
Provision for doubtful accounts	–	–	–	75.7	6.6	–	82.3
Other operating expenses	0.1	–	–	83.6	33.7	(17.4)	100.0
Rents and leases	–	–	–	12.7	3.5	–	16.2
Depreciation and amortization	–	–	–	39.0	7.6	–	46.6
Interest, net	–	53.1	7.7	(10.8)	1.1	–	51.1
Management fees	–	–	–	(3.2)	3.2	–	–
Other	0.1	–	–	3.3	0.1	–	3.5

Total costs and expenses	0.8	53.1	7.7	892.5	256.1	(31.4)	1,178.8

Income (loss) from continuing operations before income taxes	(0.8)	(53.1)	(7.7)	72.4	13.9	–	24.7
Income tax expense (benefit)	10.1	–	–	–	0.3	(0.3)	10.1
Equity in earnings of subsidiaries	21.8	–	–	–	–	(21.8)	–

Income (loss) from continuing operations	10.9	(53.1)	(7.7)	72.4	13.6	(21.5)	14.6
Discontinued operations, net of taxes	–	–	–	(3.3)	(0.4)	–	(3.7)

Net income (loss)	$ 10.9	$ (53.1)	$ (7.7)	$ 69.1	$ 13.2	$ (21.5)	$ 10.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 999.3	$ 104.3	$ (13.7)	$ 1,089.9
Premium revenues	–	–	–	25.4	172.7	(0.2)	197.9

Total revenues	–	–	–	1,024.7	277.0	(13.9)	1,287.8

Salaries and benefits	0.8	–	–	485.2	56.0	–	542.0
Supplies	–	–	–	191.9	19.9	–	211.8
Medical claims expense	–	–	–	18.1	142.8	(13.7)	147.2
Purchased services	–	–	–	62.3	9.5	–	71.8
Provision for doubtful accounts	–	–	–	81.5	5.9	–	87.4
Other operating expenses	0.1	–	–	80.9	17.3	(0.2)	98.1
Rents and leases	–	–	–	14.5	4.3	–	18.8
Depreciation and amortization	–	–	–	50.1	8.1	–	58.2
Interest, net	–	60.5	8.6	(7.2)	(0.3)	–	61.6
Management fees	–	–	–	(4.7)	4.7	–	–
Impairment expense	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	3.4	0.1	–	3.5

Total costs and expenses	0.9	60.5	8.6	1,096.1	272.0	(13.9)	1,424.2

Income (loss) from continuing operations before income taxes	(0.9)	(60.5)	(8.6)	(71.4)	5.0	–	(136.4)
Income tax expense (benefit)	(17.3)	–	–	–	1.1	(1.1)	(17.3)
Equity in earnings of subsidiaries	(142.8)	–	–	–	–	142.8	–

Income (loss) from continuing operations	(126.4)	(60.5)	(8.6)	(71.4)	3.9	143.9	(119.1)
Discontinued operations net of taxes	–	–	–	(2.3)	(5.0)	–	(7.3)

Net loss	$ (126.4)	$ (60.5)	$ (8.6)	$ (73.7)	$ (1.1)	$ 143.9	$ (126.4)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2005
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 10.9	$ (53.1)	$ (7.7)	$ 69.1	$ 13.2	$ (21.5)	$ 10.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	3.3	0.4	–	3.7
Depreciation and amortization	–	–	–	39.0	7.6	–	46.6
Provision for doubtful accounts	–	–	–	75.7	6.6	–	82.3
Deferred income taxes	8.8	–	–	–	–	–	8.8
Amortization of loan costs	–	1.9	0.1	–	–	–	2.0
Accretion of principal on senior discount notes	–	–	7.6	–	–	–	7.6
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Stock compensation	0.6	–	–	–	–	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(21.8)	–	–	–	–	21.8	–
Accounts receivable	–	–	–	(79.1)	0.3	–	(78.8)
Inventories	–	–	–	(1.7)	(0.1)	–	(1.8)
Prepaid expenses and other current assets	(6.6)	–	–	(16.2)	17.4	–	(5.4)
Accounts payable	–	–	–	(5.4)	1.2	–	(4.2)
Accrued expenses and other liabilities	2.6	(0.8)	–	(0.3)	(32.0)	(0.3)	(30.8)
Net cash provided by (used in) operating activities – continuing operations	(5.4)	(52.0)	–	84.4	14.6	–	41.6
Net cash used in operating activities – discontinued operations	–	–	–	2.7	1.1	–	3.8
Net cash provided by (used in) operating activities	(5.4)	(52.0)	–	87.1	15.7	–	45.4
Investing activities:						–
Acquisitions	–	–	–	(0.4)	–	–	(0.4)
Capital expenditures	–	–	–	(108.4)	(3.0)	–	(111.4)
Proceeds from short-term investments	–	–	–	–	(68.4)	–	(68.4)
Sales of short-term investments	–	–	–	–	68.4	–	68.4
Proceeds from asset dispositions	–	–	–	4.9	–	–	4.9
Other	(0.2)	–	–	(21.5)	–	22.6	0.9
Net cash used in investing activities – continuing operations	(0.2)	–	–	(125.4)	(3.0)	22.6	(106.0)
Net cash used in investing activities – discontinued operations	–	–	–	(2.1)	(0.3)	–	(2.4)
Net cash used in investing activities	(0.2)	–	–	(127.5)	(3.3)	22.6	(108.4)
Financing activities:
Proceeds from long-term debt	–	175.0	–	–	–	–	175.0
Payments of long-term debt and capital leases	–	(26.1)	–	(0.7)	(0.2)	–	(27.0)
Payments of loan costs and debt termination fees	–	–	–	(0.6)	–	–	(0.6)
Payments to repurchase equity incentive units	(1.1)	–	–	–	–	–	(1.1)
Cash provided by (used in) intercompany activity	6.7	(96.9)	–	116.5	(3.7)	(22.6)	–
Net cash provided by (used in) financing activities	5.6	52.0	–	115.2	(3.9)	(22.6)	146.3
Net increase in cash and cash equivalents	–	–	–	74.8	8.5	–	83.3
Cash and cash equivalents, beginning of period	0.8	–	–	(5.9)	84.3	–	79.2
Cash and cash equivalents, end of period	$ 0.8	$ –	$ –	$ 68.9	$ 92.8	$ –	$ 162.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net loss	$ (126.4)	$ (60.5)	$ (8.6)	$ (73.7)	$ (1.1)	$ 143.9	$ (126.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	2.3	5.0	–	7.3
Depreciation and amortization	–	–	–	50.1	8.1	–	58.2
Provision for doubtful accounts	–	–	–	81.5	5.9	–	87.4
Deferred income taxes	(18.0)	–	–	–	–	–	(18.0)
Amortization of loan costs	–	2.1	0.1	–	–	–	2.2
Accretion of principal on senior discount notes	–	–	8.5	–	–	–	8.5
Loss (gain) on disposal of assets	–	–	–	(2.5)	2.6	–	0.1
Stock compensation	0.8	–	–	–	–	–	0.8
Impairment expense	–	–	–	120.1	3.7	–	123.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	142.8	–	–	–	–	(142.8)	–
Accounts receivable	–	–	–	(120.2)	(0.8)	–	(121.0)
Inventories	–	–	–	(2.7)	0.7	–	(2.0)
Prepaid expenses and other current assets	(6.2)	–	–	(10.3)	3.3	–	(13.2)
Accounts payable	–	–	–	(26.5)	(3.8)	–	(30.3)
Accrued expenses and other liabilities	–	0.3	–	31.6	(1.4)	(1.1)	29.4
Net cash provided by (used in) operating activities – continuing operations	(7.0)	(58.1)	–	49.7	22.2	–	6.8
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	(0.3)	1.5	–	1.2
Net cash provided by (used in) operating activities	(7.0)	(58.1)	–	49.4	23.7	–	8.0
Investing activities:						–
Capital expenditures	–	–	–	(73.1)	(4.0)	–	(77.1)
Proceeds from short-term investments	–	–	–	–	(60.0)	–	(60.0)
Sales of short-term investments	–	–	–	–	60.0	–	60.0
Other	–	–	–	9.1	–	–	9.1
Net cash provided by (used in) investing activities – continuing operations	–	–	–	(64.0)	(4.0)	–	(68.0)
Net cash used in investing activities – discontinued operations	–	–	–	36.6	(0.1)	–	36.5
Net cash used in investing activities	–	–	–	(27.4)	(4.1)	–	(31.5)
Financing activities:
Payments of long-term debt and capital leases	–	(4.0)	–	–	(0.1)	–	(4.1)
Proceeds from joint venture partner contributions	–	–	–	–	0.1	–	0.1
Payments to repurchase equity incentive units	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	7.0	62.1	–	(49.5)	(19.6)	–	–
Net cash provided by (used in) financing activities	7.0	58.1	–	(49.7)	(19.6)	–	(4.2)
Net decrease in cash and cash equivalents	–	–	–	(27.7)	–	–	(27.7)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 10.8	$ 85.1	$ –	$ 95.9

12.          SUBSEQUENT EVENT

                On January 30, 2007, Vanguard was notified by the California Department of Health Services (the “Department”) that the hospital license applications submitted by the purchasers of Vanguard’s former California hospitals, Prime Healthcare Services, Inc. and its subsidiaries (“Prime”), had not yet been approved, and until those approvals were granted, subsidiaries of Vanguard remained the licensees of record. The Department further threatened to issue cease and desist orders against Prime for operating the hospitals in the state without a license unless Vanguard immediately entered into agreements with Prime to lease back the assets of the hospitals from October 1, 2006 (the sale date) until the new licenses are issued.  To avoid the closure of those hospitals by the Department, Vanguard agreed to enter into the lease agreements for rent of one dollar.  Simultaneously therewith, Vanguard also entered into management agreements with Prime, pursuant to which Prime agreed to manage and be responsible for the day to day operations of the hospitals at no cost to Vanguard, subject to only Vanguard’s legal obligations and responsibilities as holders of the existing hospital licenses.  Vanguard may terminate the lease agreements and management agreements at any time with 10 days written notice. The obligations of Prime, as managers of the hospitals, were personally guaranteed by Prem Reddy, Prime’s Chief Executive Officer. The Department informed Vanguard that formal issuance of the licenses to Prime may take an additional several weeks and that, while it is customary to issue such licenses as of the actual date of sale, the Department could provide Vanguard no assurances that the new licenses, if and once approved, would be effective as of October 1, 2006.  Vanguard believes that the ultimate resolution of this matter will not materially impact its financial position, results of operations or cash flows. However, should events and circumstances that are beyond Vanguard’s control change, Vanguard’s current and future results of operations could be materially adversely impacted.

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

                •  Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act

                •  Material non-cash charges to earnings from impairment of goodwill or long-lived assets associated with declines in the fair market values of our reporting units or operating entities

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

Executive Overview

                As of December 31, 2006, we owned and operated 16 hospitals with a total of 4,236 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. On October 1, 2006, we sold our three California hospitals with combined 491 licensed beds to subsidiaries of Prime Healthcare, Inc. for a base purchase price of $44.0 million, prior to adjustments for working capital items included in the sale and transaction expenses.  The operating results of the California hospitals are classified as discontinued operations in our condensed consolidated statements of operations for the quarters and six month periods ended December 31, 2005 and 2006.  We also owned three health plans as set forth in the following table.

Health Plan	Location	December 31, 2006 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	95,700
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,500
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	46,000

		145,200

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

Operating Environment

                The operating environment for hospital management companies is undergoing a significant change that presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must adapt our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require changing our previous business model that focused primarily on service expansion to improve revenues and economies of scale to reduce expenses.  These strategies remain important but will now become subsets of a corporate strategy focused on quality of care.  As consumers become more involved in their healthcare decisions, perceived quality of care will become an even greater factor in where physicians choose to practice and where patients choose to receive care.  The following paragraphs discuss some of the new challenges that we currently face and that we expect to become more prominent during the foreseeable future.  We believe that if we implement a corporate strategy focused on quality of care, then we can meet each of these challenges and become a provider of choice in the communities we serve.

                Pay for Performance Reimbursement

                Many payers, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2007, Medicare expanded the number of quality measures to be reported to 21 from 10 during federal fiscal year 2006.  In November 2006, CMS issued a final rule that calls for hospitals seeking a full Medicare inpatient payment increase to report 15 additional quality measures for federal fiscal year 2008.  These measures include risk-adjusted outcomes measures such as 30-day mortality measures for patients who suffered a heart attack, heart failure or pneumonia; additional measures related to patients who undergo surgical procedures such as hospital-acquired infections data and several patient satisfaction indicators.  Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than the Medicare requirements.  We have invested and will continue to invest significant capital to upgrade our clinical information systems to enable us to report these quality measures.

                While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. The Deficit Reduction Act of 2005 authorized CMS to develop a plan for value-based purchasing (“VBP”) for Medicare hospital services commencing in federal fiscal year 2009. CMS created an internal workgroup to develop a VBP plan that focuses on clinical quality, patient-centered care and efficiency of care and provides transparent disclosure of hospital performance to the public. The workgroup expects to make its VBP plan available for public input later in calendar 2007. Discussions regarding potential non-payment for “Never” events and other hospital medical errors is prevalent in the industry and could signal a future transition from the reporting of quality measure scores to the scores themselves.  Our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.

                Physician Integration

                Our ability to attract skilled physicians to our hospitals is critical to our success. We have significant physician recruitment goals in place with primary emphasis on family practice and internal medicine, internists, obstetrics and gynecology, cardiology, neurology and orthopedics. Similar to previous strategies, physician employment and relocation incentives remain important. However, the perceived quality of care at our hospitals will become even more important to physicians. Similar to hospital reimbursement, plans are being developed to transform physician reimbursement to a pay for performance basis. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.

                We also face the risk of heightened physician reimbursement pressures that could cause physicians to seek to increase revenues by competing with hospitals for inpatient business. Additional competition from physician-owned specialty hospitals could adversely impact our future operating results. Again, we expect to mitigate this risk by achieving a competitive advantage with our quality of care initiatives that new specialty hospitals might not be equipped to implement. These pressures may also result in our employing more physicians or pursuing additional opportunities to partner with physicians to provide healthcare services to the communities we serve.

                Nursing Salaries Pressures

                In order to demonstrate high quality services, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our quality of care initiatives. Given the nationwide nursing shortage and the particular limited nursing availability in the Phoenix market, we expect continued pressure on nursing salaries and benefits. These pressures include higher than normal base wage increases, flexible working hours and other benefits and higher nurse to patient ratios necessary to improve quality of care. Quality of care initiatives also require additional nurse training programs that increase salaries and benefits costs. We will incur significant training costs as nurses learn to utilize our new information technology tools that allow us to monitor and report quality performance indicators. Becoming the employer of choice for nurses requires upfront human resource investments that could negatively affect operating results in the short-term. We may also be limited in our ability to adjust staffing levels in periods of lower than expected volumes. However, reducing turnover and improving the skill sets of our nurses will reduce our reliance on contract labor and result in improved quality of care and increased revenues in the long-term.

                We expect to supplement our base of trained nursing professionals by expanding our comprehensive nurse recruiting and retention program. This program includes the following key components, among others:

•	Nursing schools in San Antonio and Phoenix
•	Foreign nurse recruiting initiatives
•	Tuition reimbursement and internal training to promote career advancement opportunities, including specialization qualifications
•	Extern programs and campus events to network with students
•	Preceptor and other mentoring programs
•	Expansion of orientation programs and employee involvement initiatives
•	Performance leadership training for managers and directors
•	Flexible work hours for nurses
•	Employee safety initiatives
•	Competitive pay and benefits and nursing recognition programs

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program. The SHP trains approximately 400 students each year, the majority of which we expect to choose permanent employment with us. SHP experienced an enrollment growth of over 30% for fall 2006 compared to fall 2005.  Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students. SHP enrollment includes approximately 80 students in our metropolitan Phoenix market that are trained using state of the art distance learning technology maximizing utilization of SHP instructors. Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time. Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be materially adversely impacted.

                Competition for Outpatient Services

                With advances in medical technologies and pharmaceuticals, many services once provided in an inpatient setting are now available in an outpatient setting. The redirection of services to outpatient settings is also influenced by pressures from payers to reduce costs and by patients who seek convenience. Our hospitals and many other acute hospitals have struggled to retain or grow outpatient business resulting from this inpatient to outpatient shift. Competition for outpatient services has increased significantly with the proliferation of surgery centers, outpatient imaging centers and outpatient laboratories that are often viewed as more convenient to physicians and patients. While we remain at risk for further migration of outpatient services to non-hospital settings or to other hospitals, we expect to mitigate these risks with our quality of care initiatives, physician integration strategies and capital projects to improve the design of and access to outpatient service areas in our hospitals.

                Implementation of our Quality Initiatives

                The previous paragraphs discuss the industry trends that are integral to our future success and how quality of care is the most important component in achieving success in those areas. While we are in the early stages of implementing our expanded quality of care initiatives, we believe that the following programs currently in place represent key building blocks to a successful strategy.

•	Monthly review of the 21 quality indicators prescribed by CMS for federal fiscal year 2007
•	Rapid response teams in place at most of our hospitals to provide more timely and efficient care with implementation in process at our remaining hospitals
•	Hourly nursing rounds in place at most of our hospitals
•	Engagement of an external group to conduct unannounced mock JCAHO surveys
•	Alignment of hospital management incentive compensation with quality performance indicators
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement
•	Common information system in place at all hospitals to report quality indicators
•

Common information system at departmental level to achieve efficiencies in delivering care and to feed data to the common reporting system (partially implemented, with all modules to be operational by the end of fiscal 2009)

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate payment rates for these services with third party payers.  During the six months ended December 31, 2006, we experienced a 2.6% increase in discharges from continuing operations and a 0.3% increase in hospital adjusted discharges from continuing operations compared to the prior year period. The following table provides details of discharges from continuing operations by payer for the quarter and six months ended December 31, 2006 compared to the prior year periods.

	Quarter ended December 31,				Six months ended December 31,

	2005		2006		2005		2006

Medicare	12,123	29.6%	11,669	27.4%	23,853	28.8%	22,891	27.0%
Medicaid	5,221	12.7%	5,945	14.0%	10,933	13.2%	12,059	14.2%
Managed care	21,919	53.5%	22,992	54.1%	44,300	53.6%	46,119	54.3%
Self pay	1,353	3.3%	1,577	3.7%	2,840	3.4%	3,101	3.6%
Other	375	0.9%	340	0.8%	810	1.0%	740	0.9%

Total	40,991	100.0%	42,523	100.0%	82,736	100.0%	84,910	100.0%

                We attribute the minimal growth in discharges from continuing operations to stagnant demand for inpatient healthcare services during the current year period. Additionally, decreases in certain subacute services as a result of regulatory changes and reduced demand for elective procedures as a result of changes in patient insurance coverage continue to weaken inpatient and outpatient volumes. We expect our volumes to improve over the long-term as a result of quality initiatives, service expansion initiatives and our market-driven management strategies. We also expect that as we complete and fully implement our significant expansion projects, patient volumes will improve at those facilities where growth is currently constrained by physical plant limitations and patient throughput inefficiencies. However, the success of our growth initiatives is dependent upon maintaining the community’s confidence in our services and staying ahead of the competition in the markets we serve.  Continued weakened demand for hospital healthcare services could negate these growth initiatives in the short-term.

                The majority of our patient service revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues.  Net patient revenues per adjusted hospital discharge from continuing operations increased 7.0% from $7,157 during the six months ended December 31, 2005 to $7,657 during the six months ended December 31, 2006.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements. Increases in levels of charity care and negotiated self-pay discounts also impact this statistic by decreasing revenues and decreasing the provision for doubtful accounts. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of December 31, 2006, approximately 3,500 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership decreased to approximately 95,700 at December 31, 2006 compared to approximately 99,500 at December 31, 2005. Premium revenues from these three plans increased by $22.4 million or 12.8% during the six months ended December 31, 2006 compared to the prior year period.  This increase resulted primarily from the increased per member per month reimbursement from AAHP. PHP also experienced period over period increased per member per month reimbursement as a result of a rate increase that went into effect on October 1, 2006. We do not anticipate a significant increase in membership for our health plan reporting segment during our fiscal year ending June 30, 2007 but could realize significant membership increases during future fiscal years.  The Arizona Health Care Cost Containment System (“AHCCCS”) exercised one of its two one-year renewal options under its contract with PHP that commenced on October 1, 2003, which extended the current contract through September 30, 2007.  The Centers for Medicare and Medicaid Services (“CMS”) renewed its contract with AAHP for a one-year period effective January 1, 2007.  Should the PHP contract terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay receivables. The following table provides a summary of our accounts receivable by age since discharge date and payer class as of each respective period presented (in millions).

December 31, 2005	0-90 days	91-180 days	Over 180 days	Total

Medicare	$94.8	$3.6	$2.8	$101.2
Medicaid	38.7	8.0	4.9	51.6
Managed Care	195.6	20.5	11.5	227.6
Self Pay(1)	57.5	52.8	14.3	124.6
Other	14.7	5.1	2.7	22.5

Total(2)	$401.3	$90.0	$36.2	$527.5

June 30, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	$93.7	$5.4	$3.5	$102.6
Medicaid	40.6	11.6	7.2	59.4
Managed Care	208.6	24.0	11.9	244.5
Self Pay(1)	58.8	51.7	11.9	122.4
Other	14.7	5.3	2.3	22.3

Total(2)	$416.4	$98.0	$36.8	$551.2

December 31, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	$89.0	$3.8	$3.3	$96.1
Medicaid	48.0	12.3	4.8	65.1
Managed Care	220.7	22.6	15.4	258.7
Self Pay(1)	61.0	58.9	10.9	130.8
Other	15.0	5.8	3.3	24.1

Total(2)	$433.7	$103.4	$37.7	$574.8

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

	June 30, 2006	December 31, 2006

	(In millions)

Accounts receivable per aging report	$551.2	$574.8
Less: Allowance for doubtful accounts	(103.5)	(106.9)
Less: Manual contractual allowances for unbilled patient accounts	(118.4)	(120.9)
Less: Manual contractual allowances for certain billed patient accounts	(22.5)	(22.3)
Less: Unposted cash receipts and other	(12.7)	(17.7)

Net accounts receivable reflected on the consolidated balance sheets	$294.1	$307.0

                Our combined allowance for doubtful accounts and allowance for charity care covered 93.4% and 92.1% of self-pay accounts receivable as of June 30, 2006 and December 31, 2006, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts and charity care.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections from continuing operations increased 6.8% during the six months ended December 31, 2006 compared to the prior year quarter.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We deducted $19.9 million, $23.2 million, $35.8 million and $46.5 million of charity care from total revenues during the quarters ended December 31, 2005 and 2006 and the six months ended December 31, 2005 and 2006, respectively.  During fiscal 2006, we began tracking healthcare services provided to undocumented aliens that qualify for border funding reimbursement and recording those costs as charity care deductions. Until December 2006, border funding payments received were recorded as a decrease to charity deductions when received. On December 31, 2006, we recorded a $1.8 million receivable for estimated future border funding receipts based upon our historical ratio of payments received to claims filed. Costs for services provided to undocumented aliens, net of payments received and accrued, accounted for $4.1 million, $4.1 million, $6.0 million and $10.3 million of our charity care deductions during the quarters ended December 31, 2005 and 2006 and the six months ended December 31, 2005 and 2006, respectively.

                Medicaid Funding Cuts

                Many states, including certain states in which we operate, have periodically reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending.  To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts.  These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions.  Additionally, pressure exists at the federal level to reduce Medicaid matching funds provided to states as evidenced by a budget resolution set forth by Congress in April 2005 calling for $10.0 billion in cuts to federal funding of the Medicaid program over a five-year period. We are unable to assess the financial impact on our business of enacted or proposed state or federal funding cuts at this time.

                Volatility of Professional Liability Costs

                We maintained professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of our professional and general liability insurance is sensitive to the volume and severity of cases reported.   Moreover, malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  Some states, including Texas and Illinois, have passed tort reform legislation to place limits on non-economic damages.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

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

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of outstanding receivables is critical to our operating performance and cash flows. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. We estimate the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 180 days subsequent to discharge date plus a pre-determined percentage of accounts receivable due from self-pay patients less than 180 days old. We adjust our estimate as necessary on a quarterly basis using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also monitor cash collections and self-pay utilization. We believe that our standard policy is flexible to adapt to changing collection and self-pay utilization trends and our procedures for testing the standard policy provide timely and accurate information. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect its operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state.   We have historically been successful in qualifying approximately 50%-60% of submitted accounts for Medicaid coverage. As of December 31, 2006, we had approximately $16.6 million of Medicaid pending accounts receivable from continuing operations ($6.7 million of which was stated at gross charges with a manual contractual allowance and $9.9 million of which was stated net of contractual discounts).  In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to self-pay status and subjected to our allowance for doubtful accounts policy. During the six months ended December 31, 2006, approximately $6.8 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to self-pay status. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction.  During the six months ended December 31, 2006, we recorded approximately $2.9 million of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

                Because we require patient verification of coverage at the time of admission or service, reclassifications of Medicare or managed care accounts to self-pay, other than patient coinsurance or deductible amounts, occur infrequently and are not material to our financial statements.  Additionally, the impact of these classification changes is further limited by our ability to identify any necessary classification changes prior to patient discharge or soon thereafter.  Due to information system limitations and timing of claims or benefits adjudication, we are unable to quantify patient deductible and co-insurance receivables that are included in the primary payer classification in the accounts receivable aging report at any given point in time.  Our self-pay financial class includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer.  If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category. When classification changes occur, the account balance remains aged from the patient discharge date.

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

                We use an independent actuary to estimate our reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including our loss exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment by the independent actuary and changes in these variables could result in significant period over period fluctuations in our estimates. We adjust these reserves from time to time as we receive updated information. During the six months ended December 31, 2005 and 2006, due to changes in historical loss trends, we decreased our professional and general liability reserve related to prior fiscal years by $2.0 million and $5.4 million, respectively. During the six months ended December 31, 2005 and 2006, we increased our workers compensation reserve related to prior fiscal years by $0.4 million and $1.7 million, respectively. Given the fact that we have operated our hospitals for relatively short periods of time, we expect that additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures.

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

                We have experienced gradual changes to the business climate at our Chicago hospitals, the most significant being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. We believe that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, we performed an impairment test of the long-lived assets of these hospitals under SFAS 144 and SFAS 142 effective December 31, 2006. Based upon an independent third party fair value estimate, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge for the quarter and six months ended December 31, 2006. The independent third party fair value estimate was developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, we reduced goodwill for our acute care services segment $123.8 million. Further reductions in the fair value of our hospitals could materially adversely impact our financial position and results of operations.

Selected Operating Statistics

The following table sets forth certain operating statistics from continuing operations for each of the periods presented.

	(Unaudited) Quarter ended December 31,		(Unaudited) Six months ended December 31,

	2005	2006	2005	2006

Number of hospitals at end of period	16	16	16	16
Number of licensed beds at end of period	4,026	4,236	4,026	4,236
Discharges (a)	40,991	42,523	82,736	84,910
Adjusted discharges - hospitals (b)	65,561	67,251	134,590	134,989
Net revenue per adjusted discharge - hospitals (c)	$7,260	$7,794	$7,157	$7,657
Patient days (d)	175,566	183,310	352,121	363,484
Adjusted patient days - hospitals (e)	280,800	289,910	572,808	577,861
Average length of stay (days) (f)	4.28	4.31	4.26	4.28
Outpatient surgeries (g)	18,664	18,802	38,520	38,207
Emergency room visits (h)	144,721	148,503	291,316	295,291
Occupancy rate (j)	47.2%	46.5%	47.2%	46.7%
Average daily census (j)	1,908.0	1,993.0	1,914.0	1,976.0
Member lives (k)	145,400	145,200	145,400	145,200
Medical claims percentage (l)	70.5%	74.8%	69.7%	74.4%

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

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stays not necessary).

(h)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(i)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(j)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(k)	Member lives represent the total number of enrollees in our Arizona prepaid managed health plan and our Chicago managed care organization as of the end of the respective periods.

(l)	Medical claims percentage is calculated by dividing medical claims expense by premium revenues.

Results of Operations

                The following tables present summaries of our operating results for the quarters and six months ended December 31, 2005 and 2006.

	(Unaudited) Quarter ended December 31,

	2005		2006

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$508.5	85.0%	$552.0	84.5%
Premium revenues	89.4	15.0%	100.9	15.5%

Total revenues	597.9	100.0%	652.9	100.0%

Salaries and benefits (includes stock compensation of $0.3 and $0.5, respectively)	252.4	42.2%	273.8	41.9%
Supplies	97.1	16.3%	108.3	16.6%
Medical claims expense	63.0	10.5%	75.5	11.6%
Provision for doubtful accounts	35.8	6.0%	45.3	6.9%
Other operating expenses	88.7	14.8%	93.3	14.3%
Depreciation and amortization	23.3	3.9%	28.8	4.4%
Interest, net	26.4	4.4%	31.7	4.9%
Impairment expense	–	0.0%	123.8	19.0%
Minority interests and other expenses	2.0	0.3%	4.3	0.6%

Income (loss) from continuing operations before income taxes	9.2	1.6%	(131.9)	(20.2)%
Income tax expense (benefit)	3.5	0.6%	(15.7)	(2.4)%

Income (loss) from continuing operations	5.7	1.0%	(116.2)	(17.8)%
Discontinued operations, net of taxes	(2.1)	(0.4)%	(2.5)	(0.4)%

Net income (loss)	$3.6	0.6%	$(118.7)	(18.2)%

	(Unaudited) Six months ended December 31,

	2005		2006

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,028.0	85.4%	$1,089.9	84.6%
Premium revenues	175.5	14.6%	197.9	15.4%

Total revenues	1,203.5	100.0%	1,287.8	100.0%

Salaries and benefits (includes stock compensation of $0.6 and $0.8, respectively)	498.5	41.4%	542.0	42.1%
Supplies	196.0	16.3%	211.8	16.4%
Medical claims expense	122.4	10.2%	147.2	11.4%
Provision for doubtful accounts	82.3	6.8%	87.4	6.8%
Other operating expenses	178.4	14.8%	188.7	14.7%
Depreciation and amortization	46.6	3.9%	58.2	4.5%
Interest, net	51.1	4.3%	61.6	4.8%
Impairment expense	–	0.0%	123.8	9.6%
Minority interests and other expenses	3.5	0.3%	3.5	0.3%

Income (loss) from continuing operations before income taxes	24.7	2.0%	(136.4)	(10.6)%
Income tax expense (benefit)	10.1	0.8%	(17.3)	(1.4)%

Income (loss) from continuing operations	14.6	1.2%	(119.1)	(9.2)%
Discontinued operations, net of taxes	(3.7)	(0.3)%	(7.3)	(0.6)%

Net income (loss)	$10.9	0.9%	$(126.4)	(9.8)%

Quarter ended December 31, 2006 compared to Quarter ended December 31, 2005

           Revenues.  Total revenues increased $55.0 million during the quarter ended December 31, 2006 compared to the prior year quarter due to improved reimbursement for services provided.  Net revenue per adjusted hospital discharge from continuing operations increased 7.4% quarter over quarter. Our service expansion initiatives and managed care contracting strategies played key roles in our payment increases. Hospital adjusted discharges and emergency room visits from continuing operations each increased 2.6% quarter over quarter. Outpatient surgeries from continuing operations increased 0.7% quarter over quarter.  While demand for hospital services recovered slightly from recent quarters, we continue to experience soft demand in the markets we serve when considering the average population growth in those markets. We attribute this soft demand to multiple factors including patient wellness, greater competition from other hospitals in recruiting and retaining quality physicians and reduced elective procedures resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits, among others. We hope to overcome these market challenges by implementing our previously discussed quality initiatives. We expect revenue growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased 12.9% during the current year quarter as a result of the start of AAHP’s operations on January 1, 2006. Approximately 3,400 former PHP enrollees were enrolled in AAHP as of December 31, 2006. Per member per month reimbursement rates are significantly higher under AAHP than under the traditional AHCCCS Medicaid program.  Per member per month reimbursement for PHP also increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2006.

                Our ability to recognize future revenue growth, both from a reimbursement and volume perspective, is dependent on our ability to deliver a higher quality service than our competitors. We plan to supplement our quality initiatives with service line mix strategies, physician recruitment and retention initiatives, emergency department expansion and patient throughput design improvements, primary care expansion and specialty service expansion with particular emphasis on orthopedics, cardiology, neurology and endoscopy. We believe that these initiatives and the favorable demographic trends in most of our markets will position us to recapture patient volumes over the long-term as demand for hospital services strengthens.

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $784.8 million or 120.2% of total revenues during the current year quarter, compared to 98.4% during the prior year quarter.  The $123.8 impairment charge during the quarter ended December 31, 2006 represented the majority of the quarter over quarter increase in costs and expenses. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.9% during the current year quarter from 42.2% during the prior year quarter. The primary reason for this decrease is due to the $11.5 million increase in premium revenues during the current year quarter that did not result in a significant increase in salaries and benefits costs. Absent the quarter over quarter increase in premium revenues, salaries and benefits as a percentage of total revenues would have increased to 42.7% during the current year quarter compared to 42.2% in the prior year quarter. We continue to experience staffing mix challenges in our Arizona and San Antonio hospitals. During the current year quarter, portions of our expansion projects in Arizona and San Antonio had not yet ramped up to full service levels, and we continued to incur costs to train staff for these service lines. The national nursing shortage also continues to hinder our ability to fully manage salaries and benefits. Adjusting staff levels during periods of weakened demand for healthcare services is more difficult when constrained nursing resources limit our ability to re-adjust staff levels when demand recovers. We expect continued pressure to our salaries and benefits costs as the nursing shortage continues and our quality initiatives are implemented.

•

Supplies.  Supplies as a percentage of total revenues increased to 16.6% during the current year quarter compared to 16.3% during the prior year quarter. Advances in medical technologies and new medications continue to increase our supplies costs. We have increased our focus on supply chain management including efforts to increase utilization of our group purchasing organization to minimize the impact of supplies inflation. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased to 74.8% during the current year quarter compared to 70.5% during the prior year quarter. The increase is primarily due to a $3.0 million reduction in the accrued medical claims liability at PHP during the prior year quarter as a result of updated historical payment information. Medical claims expense represents the amounts paid by our health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $9.2 million, or 10.9% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter compared to $9.3 million or 12.9% of gross health plan medical claims expense during the prior year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues increased to 8.2% during the current year quarter from 7.0% during the prior year quarter.  During the current year quarter, our self-pay revenues as a percentage of net patient revenues increased to 9.4% from 8.7% during the prior year quarter. Self-pay discharges as a percentage of total discharges increased slightly from 3.3% during the prior year quarter to 3.7% during the current year quarter. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.4% during the current year quarter compared to 11.0% during the prior year quarter. Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income taxes.  Our effective tax rate decreased from approximately 38.0% during the prior year quarter to approximately 11.9% during the current year quarter.  The significant decrease was primarily due to the majority of the impairment charge recognized during the current year quarter being nondeductible for tax purposes.

                Net income.  The $122.3 million quarter over quarter decrease in net income resulted primarily from the increased costs previously discussed and the $123.8 million ($110.5 million, net of tax benefit) impairment charge recognized during the current year quarter.

Six months ended December 31, 2006 compared to six months ended December 31, 2005

                Revenues. Total revenues increased $84.3 million or 7.0% during the six months ended December 31, 2006 million primarily due to a 7.0% period over period increase in net revenue per adjusted hospital discharge from continuing operations. Hospital adjusted discharges from continuing operations were basically flat period over period, while emergency room visits from continuing operations increased 1.4% period over period. Outpatient surgeries from continuing operations decreased 0.8% period over period primarily as a result of our sale of the majority of our partnership interests in an outpatient surgery in San Antonio to an independent third party during October 2005.

                Premium revenues increased by $22.4 million or 12.8% during the six months ended December 31, 2006 as  a result of the start of AAHP’s operations on January 1, 2006. Approximately 3,400 former PHP enrollees were enrolled in AAHP as of December 31, 2006. Per member per month reimbursement rates are significantly higher under AAHP than under the traditional AHCCCS Medicaid program.  Per member per month reimbursement for PHP also increased period over period as a result of an AHCCCS rate increase effective October 1, 2006.

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $1,424.2 million or 110.6% of total revenues during the six months ended December 31, 2006 compared to $1,178.8 during the prior year period. The $123.8 million impairment charge during the six months ended December 31, 2006 represented the majority of the period over period increase in costs and expenses. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues increased to 42.1% during the six months ended December 31, 2006 from 41.4% during the prior year period. Excluding the $22.4 million period over period increase in premium revenues that did not result in a significant increase in salaries and benefits costs, salaries and benefits as a percentage of total revenues would have been 42.8% during the current year period. We continue to experience staffing mix challenges in our Arizona and San Antonio hospitals. During the current year period, portions of our expansion projects in Arizona and San Antonio had not yet ramped up to full service levels, and we continued to incur costs to train staff for these service lines. The national nursing shortage also continues to hinder our ability to fully manage salaries and benefits. Adjusting staff levels during periods of weakened demand for healthcare services is more difficult when constrained nursing resources limit our ability to re-adjust staff levels when demand recovers.

•

Supplies.  Supplies as a percentage of total revenues were basically flat period over period. Advances in medical technologies and new medications continue to pressure our supplies costs. We have increased our focus on supply chain management including efforts to increase utilization of our group purchasing organization to minimize the impact of supplies inflation. Because most of our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues increased to 74.4% during the six months ended December 31, 2006 compared to 69.7% during the prior year period. The increase is primarily due to a $3.0 million reduction in the accrued medical claims liability at PHP during the prior year period as a result of updated historical payment information and the start of AAHP operations on January 1, 2006. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $18.3 million, or 11.1% of gross health plan medical claims expense, were eliminated in consolidation during the six months ended December 31, 2006 compared to $19.3 million or 13.6% of gross health plan medical claims expense during the six months ended December 31, 2005.

•

Provision for Doubtful Accounts.  During the six months ended December 31, 2006, the provision for doubtful accounts as a percentage of patient service revenues was 8.0%, the same as the prior year period. During the current year period, our self pay revenues as a percentage of net patient revenues decreased to 9.4% from 10.0% during the prior year period.  Self pay discharges from continuing operations increased slightly to 3.7% during the six months ended December 31, 2006 compared to 3.4% during the prior year period. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. On a combined basis, our provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.3% during the current year period compared to 11.5% during the prior year period. Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income Taxes.  The effective tax rate decreased from approximately 40.9% during the six months ended December 31, 2005 to approximately 12.7% during the six months ended December 31, 2006. The significant decrease was primarily due to the majority of the impairment charge recognized during the current year period being nondeductible for tax purposes.

                Net Income.  The $137.3 million year over year decrease in net income resulted from the increased costs previously discussed and the $123.8 million ($110.5 million, net of tax benefit) impairment charge recognized during the current year period.

Liquidity and Capital Resources

                Operating Activities.  At December 31, 2006, we had working capital of $183.6 million, including cash and cash equivalents of $95.9 million. Working capital at June 30, 2006 was $193.0 million.  Cash provided by operating activities decreased $37.4 million during the six months ended December 31, 2006 compared to the six months ended December 31, 2005. The decrease in operating cash flows was primarily due to a net $37.1 million buildup of net accounts receivable from continuing operations during the current year period compared to the prior year period. During the prior year period, net accounts receivable days decreased by approximately 2 days, while net accounts receivable days increased by approximately 5 days during the current year period.

                Investing Activities.  Cash used in investing activities decreased from $108.4 million during the prior year quarter to $31.5 million during the current year quarter, primarily as a result of a $34.3 million quarter over quarter decrease in capital expenditures and as a result of the California hospital sale proceeds received during the current year period.

                We spent $77.1 million for capital expenditures from continuing operations during the six months ended December 31, 2006. In May 2004 and July 2005, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix.  We have spent $270.9 million for these projects since inception through December 31, 2006 and expect to spend an estimated additional $67.3 million through fiscal year 2008.  All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of February 1, 2007.

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

                We anticipate spending a total of $175.0 million to $200.0 million in capital expenditures during fiscal 2007 including the $77.1 million spent through December 31, 2006.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash flows from financing activities decreased by $150.5 million during the six months ended December 31, 2006 compared to the six months ended December 31, 2005, due to the $175.0 million in term loan borrowings during September 2005.

                As of December 31, 2006, we had outstanding $1,523.8 million in aggregate indebtedness, with an additional $210.0 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $40.0 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

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

                As of December 31, 2006, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.55x
Total leverage ratio limit	5.95x	4.62x
Senior leverage ratio limit	3.75x	2.22x

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of December 31, 2006.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$119.3	$236.7	$971.0	$1,140.6	$2,467.6
Capital lease obligations	0.2	–	–	–	0.2
Operating leases	27.0	39.6	24.0	40.1	130.7
Purchase obligations	22.8	–	–	–	22.8
Health claims payable	54.4	–	–	–	54.4
Estimated self-insurance liabilities	21.1	38.1	19.0	6.4	84.6

Subtotal	$244.8	$314.4	$1,014.0	$1,187.1	$2,760.3

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$44.3	$20.0	$1.4	$–	$65.7
Guarantees of surety bonds	19.0	–	–	–	19.0
Letters of credit	–	–	40.0	–	40.0
Physician commitments	8.2	–	–	–	8.2
Minimum rent revenue commitments	0.1	–	–	–	0.1

Subtotal	$71.6	$20.0	$41.4	$–	$133.0

Total obligations and commitments	$316.4	$334.4	$1,055.4	$1,187.1	$2,893.3

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of December 31, 2006, we had in place $1,035.7 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $785.7 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $40.0 million of capacity was utilized by outstanding letters of credit as of December 31, 2006). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on pre-tax income and cash flows of approximately $1.0 million.

                    The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. The revolving credit facility matures in September 2010. The $785.7 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate for the term loans was approximately 7.6% as of December 31, 2006.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

                Medicare Secondary Payor Act Litigation - Brockovich, on behalf of the United States of America v. Vanguard Health Systems, Inc., et al. Case No. SACV06-547 JVS(MLGx) (United States District Court, Central District of California, Southern Division, filed June 9, 2006)

                On October 24, 2006, the United States District Court granted our July 25, 2006 motion to dismiss this litigation on the grounds that plaintiff Erin Brockovich lacked constitutional standing to bring this action. The District Court dismissed the litigation with prejudice because the deficiencies could not be cured by amendment of plaintiff’s compliant. On November 17, 2006, plaintiff appealed the District Court’s order dismissing this litigation to the United States Court of Appeals for the Ninth Circuit. Appellate briefs in this matter are currently due to be filed by plaintiff and us with the Ninth Circuit during the period May through July 2007.

                For further information about this legal proceeding, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Item 1A.   Risk Factors.

                There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, other than as set forth below.

                Our hospitals face competition for staffing especially as a result of the national shortage of nurses and the increased imposition on us of nurse-staffing ratios, which has in the past and may in the future increase our labor costs and materially reduce our profitability.

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including most significantly nurses and other non-physician healthcare professionals. In the healthcare industry generally, including in our markets, the national shortage of nurses and other medical support personnel has become a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have voluntarily raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel.  In addition, union-mandated or state-mandated nurse-staffing ratios significantly affect not only labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, these ratios may also cause us to limit patient admissions with a corresponding adverse effect on revenues. While we don’t currently operate in any states with mandated nurse-staffing ratios, the states in which we operate could adopt mandatory nurse-staffing ratios at any time. In those instances where our nurses are unionized, it is our experience that new union contracts often impose significant new additional staffing ratios by contract on our hospitals, such as the increased staffing ratios imposed on us in our recently negotiated new union contract with our nurses at Saint Vincent Hospital in Worcester, Massachusetts (such contract as of February 13, 2007 still being subject to union member ratification). In addition, to the extent that a significant additional portion of our employee base unionizes, or attempts to unionize, our labor costs could increase materially, especially if the newly unionized employees are nurses. If our labor costs continue to increase, we may not be able to raise our payer reimbursement levels to offset these increased costs, including the significantly increased costs that we will incur for wage increases and nurse-staffing ratios under our new union contract with our nurses at Saint Vincent Hospital.  Because substantially all of our net patient revenues consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

Item 4.    Submission of Matters to a Vote of Security Holders.

                The following persons were re-elected to our board of directors by the holders of 100% of our outstanding common stock by action taken pursuant to a written consent dated November 2, 2006 of such holders in lieu of an annual stockholders’ meeting:

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

DATE:     February 13, 2007                                                                VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Phillip W. Roe
                                                                                                                                 Phillip W. Roe
                                                                                                                                Senior Vice President, Controller and
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.