Form 10-Q
period 2007-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2007-05-09
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

          There were 749,550 shares of common stock outstanding as of May 1, 2007 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	(Unaudited) March 31, 2007

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$123.6	$122.8
Restricted cash	–	6.1
Accounts receivable, net of allowance for uncollectible accounts of approximately $103.5 and $109.9 at June 30, 2006 and March 31, 2007, respectively	294.1	301.6
Inventories	45.3	47.1
Assets held for sale	52.1	–
Prepaid expenses and other current assets	45.9	68.5

Total current assets	561.0	546.1
Property, plant and equipment, net of accumulated depreciation	1,159.5	1,170.9
Goodwill	812.8	689.0
Intangible assets, net of accumulated amortization	69.0	65.8
Investments in unconsolidated subsidiaries	8.2	8.0
Other assets	40.0	60.3

Total assets	$2,650.5	$2,540.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151.8	$139.5
Accrued salaries and benefits	78.5	65.0
Accrued health claims	44.0	57.9
Accrued interest	13.3	26.4
Other accrued expenses and current liabilities	72.1	64.9
Current maturities of long-term debt	8.3	8.0

Total current liabilities	368.0	361.7
Minority interests in equity of consolidated entities	9.4	9.2
Other liabilities	73.0	84.5
Long-term debt, less current maturities	1,510.9	1,518.1
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2006 and March 31, 2007	–	–
Additional paid-in capital	643.7	644.2
Retained earnings (deficit)	45.5	(77.6)

Total stockholders’ equity	689.2	566.6

Total liabilities and stockholders’ equity	$2,650.5	$2,540.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2006	2007	2006	2007

	(In millions)

Patient service revenues	$538.4	$586.3	$1,566.4	$1,676.2
Premium revenues	98.7	98.2	274.2	296.1

Total revenues	637.1	684.5	1,840.6	1,972.3

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.5, $(0.1), $1.1 and $0.7, respectively)	261.1	279.1	759.6	821.1
Supplies	105.4	109.7	301.4	321.5
Medical claims expense	74.3	73.1	196.7	220.3
Purchased services	32.6	40.1	94.8	111.9
Provision for doubtful accounts	42.7	47.2	125.0	134.6
Other operating expenses	41.6	53.3	141.6	151.4
Rents and leases	9.2	9.8	25.4	28.6
Depreciation and amortization	24.1	29.5	70.7	87.7
Interest, net	26.1	31.6	77.2	93.2
Impairment loss	–	–	–	123.8
Other	1.1	0.3	4.6	3.8

Income (loss) from continuing operations before income taxes	18.9	10.8	43.6	(125.6)
Income tax expense (benefit)	7.9	4.2	18.0	(13.1)

Income (loss) from continuing operations	11.0	6.6	25.6	(112.5)
Discontinued operations, net of taxes	4.6	(3.3)	0.9	(10.6)

Net income (loss)	$15.6	$3.3	$26.5	$(123.1)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31, 2006	Nine months ended March 31, 2007

	(In millions)
Operating activities:
Net income (loss)	$26.5	$(123.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	(0.9)	10.6
Depreciation and amortization	70.7	87.7
Provision for doubtful accounts	125.0	134.6
Deferred income taxes	16.7	(15.4)
Amortization of loan costs	3.0	3.3
Accretion of principal on senior discount notes	11.5	12.9
Gain on disposal of assets	(0.9)	(1.2)
Stock compensation	1.1	0.7
Debt extinguishment costs	0.1	–
Impairment loss	–	123.8
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(142.1)	(169.1)
Inventories	(3.4)	(1.8)
Prepaid expenses and other current assets	10.1	(30.2)
Accounts payable	(15.3)	(1.6)
Accrued expenses and other current liabilities	5.8	34.3
Other liabilities	(23.0)	11.9

Net cash provided by operating activities – continuing operations	84.9	77.4
Net cash provided by operating activities – discontinued operations	4.6	2.3

Net cash provided by operating activities	89.5	79.7

Investing activities:
Acquisitions, including working capital settlement payments	(0.4)	–
Capital expenditures	(174.1)	(120.7)
Purchases of short-term investments	(98.4)	(90.0)
Sales of short-term investments	98.4	90.0
Proceeds from asset dispositions	6.1	9.4
Other	(0.3)	0.6

Net cash used in investing activities – continuing operations	(168.7)	(110.7)
Net cash provided by investing activities – discontinued operations	25.4	36.5

Net cash used in investing activities	(143.3)	(74.2)

Financing activities:
Proceeds from long-term debt	175.0	–
Payments of long-term debt and capital leases	(29.3)	(6.2)
Payments of loan costs and debt termination fees	(0.6)	–
Proceeds from joint venture partner contributions	–	0.1
Proceeds from exercise of stock options	0.1	0.2
Payments to retire outstanding stock	(0.1)	(0.2)
Payments to repurchase equity incentive units	(1.5)	(0.2)

Net cash provided by (used in) financing activities	143.6	(6.3)

Net increase (decrease) in cash and cash equivalents	89.8	(0.8)
Cash and cash equivalents, beginning of period	79.2	123.6

Cash and cash equivalents, end of period	$169.0	$122.8

Net cash paid for interest	$63.2	$68.4

Net cash paid for income taxes	$1.5	$0.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

1.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of March 31, 2007, Vanguard’s affiliates owned and managed 16 acute care hospitals with 4,314 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $7.1 million, $8.8 million, $22.9 million and $22.7 million for the three months ended March 31, 2006 and 2007, and the nine months ended March 31, 2006 and 2007, respectively.

                The unaudited condensed consolidated financial statements as of March 31, 2007 and for the three months and nine months ended March 31, 2006 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2007.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2006 included in Vanguard’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 20, 2006.

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

Reclassifications

                Vanguard adjusted its condensed consolidated balance sheet as of June 30, 2006 to classify the fixed assets, goodwill and intangible assets and certain current assets of its California hospitals, which were sold on October 1, 2006, as assets held for sale. Vanguard adjusted its condensed consolidated statements of operations for the three months and nine months ended March 31, 2006 and its condensed consolidated statement of cash flows for the nine months ended March 31,

2006, to reflect California hospitals’ operating results as discontinued operations.  See Note 3 for further discussion of discontinued operations.

2.             STOCK-BASED COMPENSATION

                Vanguard’s only stock-based employee compensation is in the form of stock option grants to employees.  Vanguard used the minimum value pricing model permitted under SFAS 123 to determine stock compensation costs related to stock option grants prior to July 1, 2006.  On July 1, 2006, Vanguard adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), to account for stock option grants subsequent to July 1, 2006.  Vanguard adopted SFAS 123(R) on a prospective basis as required for companies that chose to adopt SFAS 123 using the transition guidance set forth in SFAS 148.  SFAS 123(R) requires that stock-based employee compensation be measured at fair value using models that incorporate certain minimum inputs, the most notable of which are the Black-Scholes-Merton model and various lattice models.  SFAS 123(R) no longer permits nonpublic companies to use the minimum value pricing model.  Upon adoption of SFAS 123(R), Vanguard chose to utilize the Black-Scholes-Merton model for option valuation purposes and to calculate separate forfeiture estimates for stock option grants to members of executive management and for stock option grants to other employees.  Under SFAS 123, Vanguard calculated a blended forfeiture rate for all option grants.  Vanguard’s adoption of SFAS 123(R) did not significantly impact its income or loss from continuing operations, income or loss before income taxes, net income or loss, cash flows from operating activities or cash flows from financing activities for the three months or nine months ended March 31, 2007.

                In March 2005, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) to provide supplemental implementation guidance to the provisions of SFAS 123(R).  Vanguard has applied the guidance set forth in SAB 107 in determining its accounting treatment and related disclosures for stock-based employee compensation.

2004 Stock Incentive Plan

                After the Blackstone merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of March 31, 2007, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Option Plan. As of March 31, 2007, 64,948 options were outstanding under the 2004 Option Plan.

	2004 Option Plan

	Number of Options	Weighted Avg Exercise Price

Options outstanding at June 30, 2006	70,657	$1,644.12
Options granted	7,022	1,714.20
Options exercised	(195)	1,000.00
Options cancelled	(12,536)	1,622.23

Options outstanding at March 31, 2007	64,948	$1,657.85

Options available for grant at March 31, 2007	35,833	$1,717.25

Options exercisable at March 31, 2007	10,390	$1,949.66

                The following table provides information relating to the 2004 Option Plan as of March 31, 2007.

Exercise price	$1,000.00	$1,150.37	$1,167.50	$3,000.00
Number outstanding	21,670	19,895	3,837	19,546
Weighted average remaining contractual life	7.8 years	8.8 years	9.8 years	8.4 years
Weighted average value	$360.93	$426.22	$589.01	$0.00
Number exercisable	3,741	1,855	–	4,794

                The following table sets forth the weighted average assumptions utilized in the minimum value pricing model for stock option grants under the 2004 Option Plan prior to July 1, 2006 and those utilized in the Black-Scholes-Merton valuation model for grants under the 2004 Option Plan subsequent to July 1, 2006.

	Minimum Value	Black-Scholes- Merton

Risk-free interest rate	4.5%	4.7%
Dividend yield	0.0%	0.0%
Volatility (annual)	N/A	37.7%
Expected option life	10 years	7.5 years

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

3.             DISCONTINUED OPERATIONS

                On October 1, 2006, certain of Vanguard’s subsidiaries completed the sale of its three hospitals in Orange County, California (West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital) to subsidiaries of Prime Healthcare, Inc. for net proceeds of $40.0 million, comprised of cash proceeds of $37.0 million and $3.0 million of proceeds placed in escrow to be distributed to a subsidiary of Vanguard on July 2, 2007.  Approximately $12.8 million of retained working capital, including $25.3 million of patient accounts receivable, was excluded from the sale. The following table sets forth the components of discontinued operations for the three months and nine months ended March 31, 2006 and 2007, respectively (in millions).

	Three months ended March 31,		Nine months ended March 31,

	2006	2007	2006	2007

Total revenues	$43.7	$0.9	$129.6	$47.2

Operating expenses	45.4	5.9	134.0	62.5
Allocated interest	1.7	–	5.2	2.0
Gain on sale of assets	(11.1)	–	(11.1)	(1.0)
Income tax expense (benefit)	3.1	(1.7)	0.6	(5.7)

Discontinued operations, net of taxes	$4.6	$(3.3)	$0.9	$(10.6)

                The interest allocation for the three months and nine months ended March 31, 2006 and the nine months ended March 31, 2007 was based upon the ratio of net assets to be sold to the sum of Vanguard’s total net assets and Vanguard’s outstanding debt.  Income taxes were calculated using an effective tax rate of approximately 40.0% for the quarter and nine months ended March 31, 2006, approximately 34.0% for the quarter ended March 31, 2007 and approximately 35.0% for the nine months ended March 31, 2007.

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

4.             INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2006 and March 31, 2007 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2006	March 31, 2007	June 30 2006	March 31, 2007

Amortized intangible assets:
Deferred loan costs	$43.8	$43.8	$6.7	$10.0
Contracts	31.4	31.4	5.5	7.8
Physician income and other guarantees	2.0	5.7	0.3	1.4
Other	1.3	1.3	0.2	0.4

Subtotal	78.5	82.2	12.7	19.6
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$81.7	$85.4	$12.7	$19.6

5.             IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

                Vanguard has experienced gradual changes to the business climate at its Chicago hospitals, the most significant being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. Vanguard believes that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, Vanguard performed an impairment test of the long-lived assets of these hospitals under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS 142, Goodwill and Other Intangible Assets, effective December 31, 2006. Based upon independent third party estimates of the fair value of the hospitals, Vanguard recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge during December 2006. The independent third party fair value estimates were developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, Vanguard reduced goodwill for its acute care services segment $123.8 million during December 2006.

The following table provides a rollforward of goodwill from June 30, 2006 to March 31, 2007 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2006	$733.4	$79.4	$812.8
Impairment of goodwill	(123.8)	–	(123.8)

Balance as of March 31, 2007	$609.6	$79.4	$689.0

                Vanguard evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS 144. Vanguard reviews goodwill for impairment annually during its fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of SFAS 142. These impairment tests include multiple assumptions and estimates that can change over time and could result in further impairment charges that could materially adversely impact our results of operations or statement of position.

6.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt at June 30, 2006 and March 31, 2007 follows (in millions).

	June 30, 2006	March 31, 2007

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	151.4	164.3
Term loans payable under credit facility	789.7	783.8
Capital leases	0.4	0.1
Other	2.7	2.9

	1,519.2	1,526.1
Less: current maturities	(8.3)	(8.0)

	$1,510.9	$1,518.1

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

                At any time prior to October 1, 2007, the Discount Issuers may redeem up to 35% of the aggregate principal amount at maturity of the 11.25% Notes with the net proceeds of certain equity offerings at 111.25% of the accreted value of the 11.25% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 11.25% Notes, in whole or in part, at a price equal to 100% of the accreted value thereof, plus accrued and unpaid interest, plus a make-whole premium. On or after October 1, 2009, the Discount Issuers may redeem all or a part of the 11.25% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 11.25% Notes. The initial redemption price for the 11.25% Notes on October 1, 2009 is equal to 105.625% of their principal amount, plus accrued and unpaid interest. The redemption price declines each year after 2009. The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of March 31, 2007, $783.8 million was outstanding under the 2005 term loan facility. The total remaining borrowing capacity under the revolving credit facility, net of letters of credit, was $210.0 million as of March 31, 2007.

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

                The 2005 term loan facility and the revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, Vanguard’s ability, and the ability of its subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase its capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing its indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by its subsidiaries and enter into hedging agreements. In addition, the senior credit facilities require Vanguard to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. Vanguard was in compliance with each of these financial covenants as of March 31, 2007. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Nine months ended

	March 31, 2006	March 31, 2007
Current:
Federal	$1.7	$0.7
State	0.2	1.6

Total current	1.9	2.3

Deferred:
Federal	14.9	(13.8)
State	(0.6)	(4.2)

	14.3	(18.0)
Change in valuation allowance	1.8	2.6

Total income tax expense (benefit)	$18.0	$(13.1)

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Nine months ended

	March 31, 2006	March 31, 2007

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	(1.2)%	3.5%
Nondeductible impairment expense	0.0%	(23.9)%
Nondeductible goodwill	2.2%	0.0%
Nondeductible expenses and other	1.1%	(1.1)%
Change in valuation allowance	4.2%	(3.1)%

Effective income tax rate	41.3%	10.4%

                Net non-current deferred tax assets of $30.6 million and $51.4 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2006 and March 31, 2007, respectively.  Net current deferred tax assets of $8.9 million and $9.2 million are included in prepaid expenses and other current assets in the accompanying condensed consolidated balances sheets as of June 30, 2006 and March 31, 2007, respectively.

                As of March 31, 2007, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $156.0 million and $413.0 million, respectively, which expire from 2007 to 2025.  Approximately $3.9 million of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Vanguard must make estimates in recording its provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowance that may be required against the deferred tax assets.  Vanguard had a valuation allowance for combined continuing and discontinued operations of $11.9 million and $15.7 million as of June 30, 2006 and March 31, 2007, respectively.

                On May 18, 2006, Texas repealed its current income tax and replaced it with a gross margins tax to be accounted for as an income tax.  Vanguard became subject to the Texas margins tax on July 1, 2006.

8.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. SFAS 159 is effective for Vanguard as of July 1, 2008 with early adoption permitted. Vanguard does not expect SFAS 159 to have a significant impact on its future financial position, results of operations or cash flows.

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

                The following table provides unaudited condensed financial information by business segment for the three month and nine month periods ended March 31, 2006 and 2007, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended March 31, 2006				Three months ended March 31, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$538.4	$–	$538.4	$–	$586.3	$–	$586.3
Premium revenues	98.7	–	–	98.7	98.2	–	–	98.2
Inter-segment revenues	–	8.4	(8.4)	–	–	8.4	(8.4)	–

Total revenues	98.7	546.8	(8.4)	637.1	98.2	594.7	(8.4)	684.5

Operating expenses - external	82.8	483.6	–	566.4	82.2	530.2	–	612.4
Operating expenses - inter-segment	8.4	–	(8.4)	–	8.4	–	(8.4)	–

Total operating expenses	91.2	483.6	(8.4)	566.4	90.6	530.2	(8.4)	612.4

Segment EBITDA(1)	7.5	63.2	–	70.7	7.6	64.5	–	72.1

Less:
Interest, net	(0.5)	26.6	–	26.1	(0.2)	31.8	–	31.6
Depreciation and amortization	1.1	23.0	–	24.1	1.1	28.4	–	29.5
Minority interests	–	0.8	–	0.8	–	0.6	–	0.6
Equity method income	–	(0.1)	–	(0.1)	–	(0.3)		(0.3)
Stock compensation	–	0.5	–	0.5	–	(0.1)	–	(0.1)
Gain on disposal of assets	–	(0.9)	–	(0.9)	–	(1.3)	–	(1.3)
Monitoring fees	–	1.3	–	1.3	–	1.3	–	1.3

Income from continuing operations before income taxes	$6.9	$12.0	$–	$18.9	$6.7	$4.1	$–	$10.8

	Nine months ended March 31, 2006				Nine months ended March 31, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$1,566.4	$–	$1,566.4	$–	$1,676.2	$–	$1,676.2
Premium revenues	274.2	–	–	274.2	296.1	–	–	296.1
Inter-segment revenues	–	27.7	(27.7)	–	–	26.7	(26.7)	–

Total revenues	274.2	1,594.1	(27.7)	1,840.6	296.1	1,702.9	(26.7)	1,972.3

Operating expenses - external	220.8	1,422.6	–	1,643.4	248.2	1,540.5	–	1,788.7
Operating expenses - inter-segment	27.7	–	(27.7)	–	26.7	–	(26.7)	–

Total operating expenses	248.5	1,422.6	(27.7)	1,643.4	274.9	1,540.5	(26.7)	1,788.7

Segment EBITDA(1)	25.7	171.5	–	197.2	21.2	162.4	–	183.6

Less:
Interest, net	(1.1)	78.3	–	77.2	(0.1)	93.3	–	93.2
Depreciation and amortization	3.3	67.4	–	70.7	3.2	84.5	–	87.7
Minority interests	–	2.4	–	2.4	–	2.0	–	2.0
Equity method income	–	(0.9)	–	(0.9)	–	(0.9)	–	(0.9)
Stock compensation	–	1.1	–	1.1	–	0.7	–	0.7
Debt extinguishment costs	–	0.1	–	0.1	–	–	–	–
Gain on disposal of assets	–	(0.9)	–	(0.9)	–	(1.2)	–	(1.2)
Impairment loss	–	–	–	–	–	123.8	–	123.8
Monitoring fees	–	3.9	–	3.9	–	3.9	–	3.9

Income (loss) from continuing operations before income taxes	$23.5	$20.1	$–	$43.6	$18.1	$(143.7)	$–	$(125.6)

Capital expenditures – continuing operations	$0.1	$174.0	$–	$174.1	$0.1	$120.6	$–	$120.7

Segment assets					$162.3	$2,377.8	$–	$2,540.1

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on disposal of assets, impairment loss, monitoring fees and discontinued operations, net of taxes.  Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway.  As of March 31, 2007, Vanguard estimated its remaining commitments related to the expansion projects in San Antonio and Phoenix and its remaining obligations for other capital projects in process to be approximately $58.2 million.

Claims and Litigation

                While in the process of closing the October 1, 2006 sale of the fixed assets of its three California hospitals to subsidiaries of Prime Healthcare Services, Inc. (collectively, the “Buyer”), Vanguard received a letter (the “BC Claims Letter”) dated September 29, 2006, from Blue Cross of California (“BC-CA”) threatening to sue the Vanguard subsidiaries that, prior to the sale, owned Huntington Beach Hospital and La Palma Intercommunity Hospital for breach of contract if Buyer did not assume the provider contracts that Huntington Beach Hospital and La Palma Intercommunity Hospital each purportedly had with BC-CA.  In the BC Claims Letter BC-CA estimated its compensatory damages at approximately $73.7 million and stated that it may also be entitled to punitive damages in the event of Buyer’s non-assumption of these two contracts. Vanguard had written BC-CA on September 27, 2006, to confirm that in a meeting between Vanguard and  BC-CA  held on August 22, 2006, an official of BC-CA had assured Vanguard that, in a sale of the fixed assets of these two hospitals, the two contracts would automatically terminate upon consummation of the sale of the assets without liability to Vanguard’s subsidiaries; and to inform BC-CA that Vanguard had relied upon such assurances from BC-CA in planning to close the sale of the assets of these two hospitals without Buyer’s assumption of these two contracts. Additionally, in the BC Claims Letter, BC-CA denied that a Blue Cross official had previously given these assurances to Vanguard. Despite these threats from BC-CA, on October 1, 2006 Vanguard’s subsidiaries closed the sale of these two California hospitals (see Note 3) to Buyer without Buyer’s assumption of these two provider agreements with BC-CA based upon (1) Vanguard’s belief that its subsidiaries had good and valid legal defenses to any BC-CA suit for breach and (2) Buyer’s execution in connection with the closing of the sale of the assets of an agreement providing full indemnification to Vanguard and its subsidiaries in respect of the damages and expenses which Vanguard and its subsidiaries might incur in respect of these BC-CA claims.  Effective November 30, 2006, Vanguard’s subsidiaries, BC-CA and Buyer entered into a written interim agreement providing that the parties would treat the BC-CA provider agreements at Huntington Beach and La Palma Intercommunity Hospitals as if they were in full force between Buyer and BC-CA at the two hospitals for services rendered between October 1, 2006 and December 31, 2006. This agreement was not extended by the parties when it expired on December 31, 2006. On April 23, 2007, Vanguard received a letter from outside counsel to BC-CA dated April 20, 2007, reducing BC-CA’s estimate of its compensatory damages in this matter from approximately $73.7 million to approximately $20.0 million and agreeing with Vanguard’s proposal to meet  to discuss these matters.

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

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income from continuing operations before income taxes of $0.5 million and $0.4 million for the three months ended March 31, 2006 and 2007, respectively, and $3.3 million and $2.3 million for the nine months ended March 31, 2006 and 2007, respectively.  Vanguard recorded $19.3 million and $21.3 million of charity care deductions from continuing operations during the three months ended March 31, 2006 and 2007, respectively, and $55.2 million and $67.8 million for the nine months ended March 31, 2006 and 2007, respectively.

                During the quarter ended March 31, 2007, Vanguard recorded $15.6 million of revenues for payments received in April 2007 under the Bexar, County Texas upper payment limit (“UPL”) Medicaid payment program that relate to services provided in previous quarters during fiscal years 2005, 2006 and 2007. The UPL payment also positively impacted pre-tax income by $9.8 million during the quarter ended March 31, 2007 related to services provided in previous quarters during fiscal years 2005, 2006 and 2007. Approximately $11.6 million of these revenues and $5.9 million of the increase to pre-tax income are attributable to services provided during the fiscal years ended June 30, 2005 and 2006. The impact of continuing UPL payments under this Medicaid program through the currently approved expiration date of October 31, 2007 will not be material.

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

Professional and General Liability Risks

                Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business.  For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred subsequent to May 31, 2006, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The captive insurance subsidiary funds its portion of claims costs from premium payments received from Vanguard.  Vanguard’s reserve for reported and unreported professional and general liability claims was $58.8 million and $64.5 million as of June 30, 2006 March 31, 2007, respectively. Vanguard adjusts its professional and general liability reserve from time to time as it receives updated information. Due to changes in historical loss trends, Vanguard increased its professional liability reserve related to prior fiscal years by $1.1 million during the quarter ended March 31, 2007. Vanguard decreased its professional liability reserve related to prior fiscal years by $4.9 million during the quarter ended March 31, 2006 and by $6.9 million and $4.3 million during the nine months ended March 31, 2006 and 2007, respectively. Given the fact that Vanguard has operated its hospitals for relatively short periods of time, management expects that additional adjustments to prior year estimates may occur as Vanguard’s reporting history and loss portfolio matures. Vanguard’s professional liability costs remain sensitive to market factors affecting premiums for excess coverage and the quantity and severity of professional liability claims.  Also, Vanguard is exposed to increased payments to malpractice claimants in the event physicians practicing at Vanguard’s hospitals are unable to obtain adequate malpractice insurance or in the event Vanguard employs more physicians.

Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of March 31, 2007, Vanguard maintained this performance guarantee in the form of $19.0 million of surety bonds that expire on October 2, 2007 collateralized by approximately $2.9 million of letters of credit.

                Vanguard has entered into physician relocation agreements under which it guarantees minimum monthly income or revenues to physicians during a period of time (typically 12 months to 24 months) in which they establish their practices in the community. In return for the minimum guarantee payment, the physicians are required to practice in the community for a specified period of time (typically 3 to 4 years) or else return the payments to Vanguard. On January 1, 2006, Vanguard adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN 45-3”). FIN 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ agreements. As of March 31, 2007, Vanguard had a net intangible asset of $3.7 million and a remaining liability of $1.6 million related to these physician income guarantees. The maximum amount of Vanguard’s unpaid physician income guarantees under FIN 45-3 as of March 31, 2007 was approximately $4.3 million. Vanguard also had physician income guarantees entered into prior to January 1, 2006, for which the maximum remaining liability was approximately $0.6 million as of March 31, 2007.

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

11.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee Vanguard’s senior secured credit facilities on a senior secured basis and the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2006 and March 31, 2007 and for the three months and nine months ended March 31, 2006 and 2007 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 38.5	$ 85.1	$ –	$ 123.6
Accounts receivable, net	–	–	–	249.3	44.8	–	294.1
Inventories	–	–	–	40.1	5.2	–	45.3
Assets held for sale	–	–	–	45.6	6.5	–	52.1
Prepaid expenses and other current assets	0.1	–	–	28.7	20.8	(3.7)	45.9

Total current assets	0.1	–	–	402.2	162.4	(3.7)	561.0

Property, plant and equipment, net	–	–	–	1,073.5	86.0	–	1,159.5
Goodwill	–	–	–	725.5	87.3	–	812.8
Intangible assets, net	–	33.5	3.6	3.7	28.2	–	69.0
Investments in unconsolidated subsidiaries	608.8	–	–	8.2	26.6	(635.4)	8.2
Other assets	–	–	–	39.7	0.3	–	40.0

Total assets	$ 608.9	$ 33.5	$ 3.6	$ 2,252.8	$ 390.8	$ (639.1)	$ 2,650.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 136.8	$ 15.0	$ –	$ 151.8
Accrued expenses and other current liabilities	–	13.3	–	130.2	78.9	(14.5)	207.9
Current maturities of long-term debt	–	8.0	–	–	0.3	–	8.3

Total current liabilities	–	21.3	–	267.0	94.2	(14.5)	368.0

Other liabilities	–	–	–	25.0	63.4	(6.0)	82.4
Long-term debt, less current maturities	–	1,356.8	151.4	2.7	–	–	1,510.9
Intercompany	(80.3)	(1,136.2)	(120.8)	1,462.1	23.8	(148.6)	–
Stockholders’ equity	689.2	(208.4)	(27.0)	496.0	209.4	(470.0)	689.2

Total liabilities and stockholders’ equity	$ 608.9	$ 33.5	$ 3.6	$ 2,252.8	$ 390.8	$ (639.1)	$ 2,650.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 34.5	$ 88.3	$ –	$ 122.8
Restricted cash	–	–	–	4.3	1.8	–	6.1
Accounts receivable, net	–	–	–	269.7	31.9	–	301.6
Inventories	–	–	–	41.9	5.2	–	47.1
Prepaid expenses and other current assets	–	–	–	55.3	16.3	(3.1)	68.5

Total current assets	–	–	–	405.7	143.5	(3.1)	546.1

Property, plant and equipment, net	–	–	–	1,096.2	74.7	–	1,170.9
Goodwill	–	–	–	605.4	83.6	–	689.0
Intangible assets, net	–	30.3	3.5	6.8	25.2	–	65.8
Investments in unconsolidated subsidiaries	608.4	–	–	8.0	26.6	(635.0)	8.0
Other assets	–	–	–	60.3	–	–	60.3

Total assets	$ 608.4	$ 30.3	$ 3.5	$ 2,182.4	$ 353.6	$ (638.1)	$ 2,540.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 129.2	$ 10.3	$ –	$ 139.5
Accrued expenses and other current liabilities	–	26.4	–	112.9	90.0	(15.1)	214.2
Current maturities of long-term debt	–	7.9	–	–	0.1	–	8.0

Total current liabilities	–	34.3	–	242.1	100.4	(15.1)	361.7

Other liabilities	–	–	–	45.4	49.4	(1.1)	93.7
Long-term debt, less current maturities	–	1,350.9	164.2	3.0	–	–	1,518.1
Intercompany	41.8	(1,056.6)	(120.7)	1,471.1	26.6	(362.2)	–
Stockholders’ equity	566.6	(298.3)	(40.0)	420.8	177.2	(259.7)	566.6

Total liabilities and stockholders’ equity	$ 608.4	$ 30.3	$ 3.5	$ 2,182.4	$ 353.6	$ (638.1)	$ 2,540.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 494.3	$ 51.3	$ (7.2)	$ 538.4
Premium revenues	–	–	–	11.5	95.7	(8.5)	98.7

Total revenues	–	–	–	505.8	147.0	(15.7)	637.1

Salaries and benefits	0.5	–	–	234.0	26.6	–	261.1
Supplies	–	–	–	96.0	9.4	–	105.4
Medical claims expense	–	–	–	6.6	74.9	(7.2)	74.3
Purchased services	–	–	–	27.2	5.4	–	32.6
Provision for doubtful accounts	–	–	–	38.9	3.8	–	42.7
Other operating expenses	0.1	–	–	33.0	17.0	(8.5)	41.6
Rents and leases	–	–	–	7.2	2.0	–	9.2
Depreciation and amortization	–	–	–	19.9	4.2	–	24.1
Interest, net	–	28.1	4.0	(6.1)	0.1	–	26.1
Management fees	–	–	–	(1.7)	1.7	–	–
Other	–	–	–	(4.1)	5.2	–	1.1

Total costs and expenses	0.6	28.1	4.0	450.9	150.3	(15.7)	618.2

Income (loss) from continuing operations before income taxes	(0.6)	(28.1)	(4.0)	54.9	(3.3)	–	18.9
Income tax expense	7.9	–	–	–	0.6	(0.6)	7.9
Equity in earnings of subsidiaries	24.1	–	–	–	–	(24.1)	–

Income (loss) from continuing operations	15.6	(28.1)	(4.0)	54.9	(3.9)	(23.5)	11.0
Discontinued operations, net of taxes	–	–	–	(1.3)	5.9	–	4.6

Net income (loss)	$ 15.6	$ (28.1)	$ (4.0)	$ 53.6	$ 2.0	$ (23.5)	$ 15.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 543.6	$ 48.9	$ (6.2)	$ 586.3
Premium revenues	–	–	–	13.2	85.1	(0.1)	98.2

Total revenues	–	–	–	556.8	134.0	(6.3)	684.5

Salaries and benefits	(0.1)	–	–	251.3	27.9	–	279.1
Supplies	–	–	–	100.7	9.0	–	109.7
Medical claims expense	–	–	–	8.8	70.5	(6.2)	73.1
Purchased services	–	–	–	35.5	4.6	–	40.1
Provision for doubtful accounts	–	–	–	44.1	3.1	–	47.2
Other operating expenses	0.1	–	–	44.9	8.4	(0.1)	53.3
Rents and leases	–	–	–	7.5	2.3	–	9.8
Depreciation and amortization	–	–	–	25.5	4.0	–	29.5
Interest, net	–	29.4	4.4	(2.0)	(0.2)	–	31.6
Management fees	–	–	–	(2.3)	2.3	–	–
Other	–	–	–	(2.9)	3.2	–	0.3

Total costs and expenses	–	29.4	4.4	511.1	135.1	(6.3)	673.7

Income (loss) from continuing operations before income taxes	–	(29.4)	(4.4)	45.7	(1.1)	–	10.8
Income tax expense (benefit)	4.2	–	–	–	0.3	(0.3)	4.2
Equity in earnings of subsidiaries	7.5	–	–	–	–	(7.5)	–

Income (loss) from continuing operations	3.3	(29.4)	(4.4)	45.7	(1.4)	(7.2)	6.6
Discontinued operations, net of taxes	–	–	–	(2.6)	(0.7)	–	(3.3)

Net income (loss)	$ 3.3	$ (29.4)	$ (4.4)	$ 43.1	$ (2.1)	$ (7.2)	$ 3.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2006

(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,436.6	$ 151.0	$ (21.2)	$ 1,566.4
Premium revenues	–	–	–	34.1	266.0	(25.9)	274.2

Total revenues	–	–	–	1,470.7	417.0	(47.1)	1,840.6

Salaries and benefits	1.1	–	–	681.2	77.3	–	759.6
Supplies	–	–	–	275.0	26.4	–	301.4
Medical claims expense	–	–	–	19.9	198.0	(21.2)	196.7
Purchased services	–	–	–	79.9	14.9	–	94.8
Provision for doubtful accounts	–	–	–	114.6	10.4	–	125.0
Other operating expenses	0.2	–	–	116.6	50.7	(25.9)	141.6
Rents and leases	–	–	–	19.9	5.5	–	25.4
Depreciation and amortization	–	–	–	58.9	11.8	–	70.7
Interest, net	–	81.2	11.7	(16.9)	1.2	–	77.2
Management fees	–	–	–	(4.9)	4.9	–	–
Other	0.1	–	–	(0.8)	5.3	–	4.6

Total costs and expenses	1.4	81.2	11.7	1,343.4	406.4	(47.1)	1,797.0

Income (loss) from continuing operations before income taxes	(1.4)	(81.2)	(11.7)	127.3	10.6	–	43.6
Income tax expense	18.0	–	–	–	0.9	(0.9)	18.0
Equity in earnings of subsidiaries	45.9	–	–	–	–	(45.9)	–

Income (loss) from continuing operations	26.5	(81.2)	(11.7)	127.3	9.7	(45.0)	25.6
Discontinued operations, net of taxes	–	–	–	(4.6)	5.5	–	0.9

Net income (loss)	$ 26.5	$ (81.2)	$ (11.7)	$ 122.7	$ 15.2	$ (45.0)	$ 26.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,542.9	$ 153.2	$ (19.9)	$ 1,676.2
Premium revenues	–	–	–	38.6	257.8	(0.3)	296.1

Total revenues	–	–	–	1,581.5	411.0	(20.2)	1,972.3

Salaries and benefits	0.7	–	–	736.5	83.9	–	821.1
Supplies	–	–	–	292.6	28.9	–	321.5
Medical claims expense	–	–	–	26.9	213.3	(19.9)	220.3
Purchased services	–	–	–	97.8	14.1	–	111.9
Provision for doubtful accounts	–	–	–	125.6	9.0	–	134.6
Other operating expenses	0.2	–	–	125.8	25.7	(0.3)	151.4
Rents and leases	–	–	–	22.0	6.6	–	28.6
Depreciation and amortization	–	–	–	75.6	12.1	–	87.7
Interest, net	–	89.9	13.0	(9.2)	(0.5)	–	93.2
Management fees	–	–	–	(7.0)	7.0	–	–
Impairment loss	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	0.5	3.3	–	3.8

Total costs and expenses	0.9	89.9	13.0	1,607.2	407.1	(20.2)	2,097.9

Income (loss) from continuing operations before income taxes	(0.9)	(89.9)	(13.0)	(25.7)	3.9	–	(125.6)
Income tax expense (benefit)	(13.1)	–	–	–	1.4	(1.4)	(13.1)
Equity in earnings of subsidiaries	(135.3)	–	–	–	–	135.3	–

Income (loss) from continuing operations	(123.1)	(89.9)	(13.0)	(25.7)	2.5	136.7	(112.5)
Discontinued operations net of taxes	–	–	–	(4.9)	(5.7)	–	(10.6)

Net loss	$ (123.1)	$ (89.9)	$ (13.0)	$ (30.6)	$ (3.2)	$ 136.7	$ (123.1)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 26.5	$ (81.2)	$ (11.7)	$ 122.7	$ 15.2	$ (45.0)	$ 26.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	4.6	(5.5)	–	(0.9)
Depreciation and amortization	–	–	–	58.9	11.8	–	70.7
Provision for doubtful accounts	–	–	–	114.6	10.4	–	125.0
Deferred income taxes	16.7	–	–	–	–	–	16.7
Amortization of loan costs	–	2.8	0.2	–	–	–	3.0
Accretion of principal on senior discount notes	–	–	11.5	–	–	–	11.5
Loss (gain) on disposal of assets	–	–	–	(6.4)	5.5	–	(0.9)
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Stock compensation	1.1	–	–	–	–	–	1.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(45.9)	–	–	–	–	45.9	–
Accounts receivable	–	–	–	(132.5)	(9.6)	–	(142.1)
Inventories	–	–	–	(3.4)	–	–	(3.4)
Prepaid expenses and other current assets	10.6	–	–	(29.9)	29.4	–	10.1
Accounts payable	–	–	–	(17.4)	2.1	–	(15.3)
Accrued expenses and other liabilities	(11.7)	11.8	–	8.2	(24.6)	(0.9)	(17.2)
Net cash provided by (used in) operating activities – continuing operations	(2.6)	(66.6)	–	119.4	34.7	–	84.9
Net cash provided by operating activities – discontinued operations	–	–	–	3.4	1.2	–	4.6
Net cash provided by (used in) operating activities	(2.6)	(66.6)	–	122.8	35.9	–	89.5
Investing activities:						–
Acquisitions	–	–	–	(0.4)	–	–	(0.4)
Capital expenditures	–	–	–	(167.4)	(6.7)	–	(174.1)
Proceeds from short-term investments	–	–	–	–	(98.4)	–	(98.4)
Sales of short-term investments	–	–	–	–	98.4	–	98.4
Proceeds from asset dispositions	–	–	–	6.1	–	–	6.1
Other	–	–	–	(22.7)	(0.2)	22.6	(0.3)
Net cash used in investing activities – continuing operations	–	–	–	(184.4)	(6.9)	22.6	(168.7)
Net cash provided by investing activities – discontinued operations	–	–	–	14.6	10.8	–	25.4
Net cash provided by (used in) investing activities	–	–	–	(169.8)	3.9	22.6	(143.3)
Financing activities:
Proceeds from long-term debt	–	175.0	–	–	–	–	175.0
Payments of long-term debt and capital leases	–	(28.1)	–	(0.9)	(0.3)	–	(29.3)
Payments of loan costs and debt termination fees	–	–	–	(0.6)	–	–	(0.6)
Proceeds from exercise of stock options	0.1	–	–	–	–	–	0.1
Payments to retire outstanding stock	(0.1)	–	–	–	–	–	(0.1)
Payments to repurchase equity incentive units	(1.5)	–	–	–	–	–	(1.5)
Cash provided by (used in) intercompany activity	3.3	(80.3)	–	128.4	(28.8)	(22.6)	–
Net cash provided by (used in) financing activities	1.8	66.6	–	126.9	(29.1)	(22.6)	143.6
Net increase (decrease) in cash and cash equivalents	(0.8)	–	–	79.9	10.7	–	89.8
Cash and cash equivalents, beginning of period	0.8	–	–	(5.9)	84.3	–	79.2
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 74.0	$ 95.0	$ –	$ 169.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net loss	$ (123.1)	$ (89.9)	$ (13.0)	$ (30.6)	$ (3.2)	$ 136.7	$ (123.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	4.9	5.7	–	10.6
Depreciation and amortization	–	–	–	75.6	12.1	–	87.7
Provision for doubtful accounts	–	–	–	125.6	9.0	–	134.6
Deferred income taxes	(15.4)	–	–	–	–	–	(15.4)
Amortization of loan costs	–	3.2	0.2	(0.1)	–	–	3.3
Accretion of principal on senior discount notes	–	–	12.8	0.1	–	–	12.9
Loss (gain) on disposal of assets	–	–	–	(4.4)	3.2	–	(1.2)
Stock compensation	0.7	–	–	–	–	–	0.7
Impairment loss	–	–	–	120.1	3.7	–	123.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	135.3	–	–	–	–	(135.3)	–
Accounts receivable	–	–	–	(167.8)	(1.3)	–	(169.1)
Inventories	–	–	–	(2.6)	0.8	–	(1.8)
Prepaid expenses and other current assets	0.1	–	–	(33.1)	2.8	–	(30.2)
Accounts payable	–	–	–	3.2	(4.8)	–	(1.6)
Accrued expenses and other liabilities	2.4	13.1	–	35.0	(2.9)	(1.4)	46.2
Net cash provided by (used in) operating activities – continuing operations	–	(73.6)	–	125.9	25.1	–	77.4
Net cash provided by operating activities – discontinued operations	–	–	–	1.7	0.6	–	2.3
Net cash provided by (used in) operating activities	–	(73.6)	–	127.6	25.7	–	79.7
Investing activities:						–
Capital expenditures	–	–	–	(111.9)	(8.8)	–	(120.7)
Proceeds from short-term investments	–	–	–	–	(90.0)	–	(90.0)
Sales of short-term investments	–	–	–	–	90.0	–	90.0
Other	–	–	–	9.8	0.2	–	10.0
Net cash used in investing activities – continuing operations	–	–	–	(102.1)	(8.6)	–	(110.7)
Net cash provided by (used in) investing activities – discontinued operations	–	–	–	36.6	(0.1)	–	36.5
Net cash used in investing activities	–	–	–	(65.5)	(8.7)	–	(74.2)
Financing activities:
Payments of long-term debt and capital leases	–	(5.9)	–	(0.2)	(0.1)	–	(6.2)
Proceeds from joint venture partner contributions	–	–	–	–	0.1	–	0.1
Payments to repurchase equity incentive units	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	–	79.5	–	(65.7)	(13.8)	–	–
Net cash provided by (used in) financing activities	–	73.6	–	(66.1)	(13.8)	–	(6.3)
Net increase (decrease) in cash and cash equivalents	–	–	–	(4.0)	3.2	–	(0.8)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 34.5	$ 88.3	$ –	$ 122.8

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

                Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1A. Business - Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 as supplemented by the additional risk factor set forth in “Item 1A. Risk Factors” of this report.  You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Executive Overview

                As of March 31, 2007, we owned and operated 16 hospitals with a total of 4,314 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. On October 1, 2006, we sold our three California hospitals with combined 491 licensed beds to subsidiaries of Prime Healthcare, Inc. for a base purchase price of $44.0 million, prior to adjustments for working capital items included in the sale and transaction expenses.  The operating results of the California hospitals are classified as discontinued operations in our condensed consolidated statements of operations for the quarters and nine month periods ended March 31, 2006 and 2007.  As of March 31, 2007, we also owned three health plans as set forth in the following table.

Health Plan	Location	March 31, 2007 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	96,400
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,500
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	43,900

		143,800

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

                While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. For example, on April 13, 2007, CMS proposed reforms in the hospital inpatient prospective payment system that would implement a provision of the Deficit Reduction Act of 2005 (“DRA”) that takes the first steps towardpreventing Medicare from giving hospitals higher payment for theadditional costs of treating a patient that acquires a condition(including an infection) during a hospital stay. The DRA required CMS to select at least two conditions that are (1) high cost, high volume or both; (2) assigned to a higher payingDRG when present as a secondary diagnosis; and (3) are reasonablypreventable through application of evidence-based guidelines. Under the proposed rule, beginning in federal fiscal year 2009 (which commences October 1, 2008) cases with these conditions would not be paid at a higher DRG unless they were present on admission. The proposed rule identifies six conditions, including three serious preventable events (sometimes called “never events”) that meet the statutory criteria and seeks public comment on 7 additional conditions. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.

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

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program. The SHP trains approximately 440 students each year, the majority of which we expect to choose permanent employment with us. SHP experienced an enrollment growth of over 30% for fall 2006 compared to fall 2005 and expects enrollment to increase slightly in fall 2007.  Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students. SHP enrollment includes approximately 80 students in our metropolitan Phoenix market that are trained using state of the art distance learning technology maximizing utilization of SHP instructors. Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time. Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be materially adversely impacted.

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

•	Monthly review of the 21 quality indicators prescribed by CMS for federal fiscal year 2007
•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care
•	Hourly nursing rounds in place at most of our hospitals
•	Engagement of an external group to conduct unannounced mock JCAHO surveys
•	Alignment of hospital management incentive compensation with quality performance indicators
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement
•	Common information system in place at all hospitals to report quality indicators
•

Common information system at departmental level to achieve efficiencies in delivering care and to feed data to the common reporting system (partially implemented, with all modules to be operational by the end of fiscal 2009)

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate payment rates for these services with third party payers.  During the nine months ended March 31, 2007, we experienced a 2.6% increase in discharges from continuing operations and a 1.4% increase in hospital adjusted discharges from continuing operations compared to the prior year period. The following table provides details of discharges from continuing operations by payer for the quarter and nine months ended March 31, 2007 compared to the prior year periods.

	Quarter ended March 31,				Nine months ended March 31,

	2006		2007		2006		2007

Medicare	12,456	29.3%	12,483	28.6%	36,309	29.0%	35,374	27.5%
Medicaid	5,343	12.6%	5,672	13.0%	16,276	13.0%	17,731	13.8%
Managed care	23,087	54.2%	23,430	53.7%	67,387	53.8%	69,549	54.1%
Self pay	1,282	3.0%	1,690	3.9%	4,122	3.3%	4,791	3.7%
Other	390	0.9%	351	0.8%	1,200	0.9%	1,091	0.9%

Total	42,558	100.0%	43,626	100.0%	125,294	100.0%	128,536	100.0%

                We attribute the minimal growth in discharges from continuing operations to stagnant demand for inpatient healthcare services during the current year period. Additionally, decreases in certain subacute services as a result of regulatory changes and reduced demand for elective procedures as a result of changes in patient insurance coverage continue to weaken inpatient and outpatient volumes. We expect our volumes to improve over the long-term as a result of quality initiatives, service expansion initiatives and our market-driven management strategies. We also expect that as we fully implement our significant expansion projects, patient volumes will improve at those facilities where growth was previously constrained by physical plant limitations and patient throughput inefficiencies. However, the success of our growth initiatives is dependent upon maintaining the community’s confidence in our services and staying ahead of the competition in the markets we serve.  Continued weakened demand for hospital healthcare services could negate these growth initiatives in the short-term.

                The majority of our patient service revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues.  Net patient revenues per adjusted hospital discharge from continuing operations increased 6.6% from $7,347 during the nine months ended March 31, 2006 to $7,832 during the nine months ended March 31, 2007.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.

                During the quarter ended March 31, 2007, we recorded $15.6 million of revenues for payments received in April 2007 under the Bexar County, Texas upper payment limit (“UPL”) Medicaid payment program that relate to services provided in previous quarters during fiscal years 2005, 2006 and 2007. The UPL payment also positively impacted pre-tax income by $9.8 million during the quarter ended March 31, 2007 related to services provided in previous quarters during fiscal years 2005, 2006 and 2007. Approximately $11.6 million of these revenues and $5.9 million of the increase to pre-tax income are attributable to services provided during our fiscal years ended June 30, 2005 and 2006. The impact of continuing UPL payments under this Medicaid program through the currently approved expiration date of October 31, 2007 will not be material. The UPL revenues attributable to prior fiscal years represented 0.8% of the 6.6% period over period increase in net patient revenues per adjusted hospital discharge.

                Increases in levels of charity care and negotiated self-pay discounts also impact net patient revenues per adjusted hospital discharge by decreasing revenues and decreasing the provision for doubtful accounts. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of March 31, 2007, approximately 3,500 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership decreased to approximately 96,400 at March 31, 2007 compared to approximately 97,900 at March 31, 2006. Premium revenues from these three plans increased by $21.9 million or 8.0% during the nine months ended March 31, 2007 compared to the prior year period.  This increase resulted primarily from the increased per member per month reimbursement from AAHP. PHP also experienced period over period increased per member per month reimbursement as a result of a rate increase that went into effect on October 1, 2006. We do not anticipate a significant increase in membership for our health plan reporting segment during our fiscal year ending June 30, 2007 but could realize significant membership increases during future fiscal years.  The Arizona Health Care Cost Containment System (“AHCCCS”) exercised one of its two one-year renewal options under its contract with PHP that commenced on October 1, 2003, which extended the current contract through September 30, 2007.  The Centers for Medicare and Medicaid Services (“CMS”) renewed its contract with AAHP for a one-year period effective January 1, 2007.  Should the PHP contract terminate, our future operating results and cash flows could be materially reduced.

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

March 31, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	$97.2	$4.5	$3.0	$104.7
Medicaid	46.4	8.8	6.3	61.5
Managed Care	217.0	21.4	11.1	249.5
Self Pay(1)	58.0	47.9	12.2	118.1
Other	16.0	4.7	2.6	23.3

Total(2)	$434.6	$87.3	$35.2	$557.1

June 30, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	$93.7	$5.4	$3.5	$102.6
Medicaid	40.6	11.6	7.2	59.4
Managed Care	208.6	24.0	11.9	244.5
Self Pay(1)	58.8	51.7	11.9	122.4
Other	14.7	5.3	2.3	22.3

Total(2)	$416.4	$98.0	$36.8	$551.2

March 31, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	$92.2	$2.9	$3.3	$98.4
Medicaid	40.6	7.0	4.9	52.5
Managed Care	218.8	20.5	17.9	257.2
Self Pay(1)	64.6	54.5	12.2	131.3
Other	10.7	3.5	2.7	16.9

Total(2)	$426.9	$88.4	$41.0	$556.3

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

	June 30, 2006	March 31, 2007

	(In millions)

Accounts receivable per aging report	$551.2	$556.3
Less: Allowance for doubtful accounts	(103.5)	(109.9)
Less: Manual contractual allowances for unbilled patient accounts	(118.4)	(106.0)
Less: Manual contractual allowances for certain billed patient accounts	(22.5)	(25.2)
Less: Unposted cash receipts and other	(12.7)	(13.6)

Net accounts receivable reflected on the consolidated balance sheets	$294.1	$301.6

                Our combined allowance for doubtful accounts and allowance for charity care covered 93.4% and 94.1% of self-pay accounts receivable as of June 30, 2006 and March 31, 2007, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts and charity care.  The increase in self-pay accounts receivable results from a combination of factors including increased patient volumes, price increases, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections from continuing operations increased 11.1% during the nine months ended March 31, 2007 compared to the prior year period.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We deducted $19.3 million, $21.3 million, $55.2 million and $67.8 million of charity care from total revenues during the quarters ended March 31, 2006 and 2007 and the nine months ended March 31, 2006 and 2007, respectively.  During fiscal 2006, we began tracking healthcare services provided to undocumented aliens that qualify for border funding reimbursement and recording those costs as charity care deductions. Until December 2006, border funding payments received were recorded as a decrease to charity deductions when received. In December 2006, we began recording a receivable representing estimated future border funding receipts based upon our historical ratio of payments received to claims filed. As of March 31, 2007, this receivable balance was $2.0 million. Since the program’s inception in May 2005, we have collected $2.9 million in border-funding payments. We continually update the estimated receivable as new payment data is received. Revenue deductions for services provided to undocumented aliens, net of payments received and accrued, accounted for $3.8 million, $5.2 million, $9.8 million and $15.5 million of our charity care deductions during the quarters ended March 31, 2006 and 2007 and the nine months ended March 31, 2006 and 2007, respectively.

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

                Volatility of Professional Liability Costs

                We maintained professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of our professional and general liability insurance is sensitive to the volume and severity of cases reported.  Moreover, malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, Illinois, resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  On the other hand, some states, including Texas and Illinois, have passed tort reform legislation to place limits on non-economic damages.  While we have implemented multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

                Increased Cost of Compliance in a Heavily Regulated Industry

                We conduct business in a heavily regulated industry.  Accordingly, we maintain a comprehensive, company-wide compliance program to address healthcare regulatory and other compliance requirements since if a determination were ever made that we were in material violation of any of the federal or state statutes regulating our healthcare operations, our operations and financial results could be materially adversely affected.  This compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees, annual fraud and abuse audits and annual coding audits.  The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee.   Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program.  During fiscal 2006, we established regional compliance officers in our markets and staffed the new positions with compliance professionals 100% dedicated to compliance duties.  The financial resources necessary for program oversight, enforcement and periodic improvements to our program continue to grow, especially when we add new features to our program or engage external resources to assist with these highly complex matters.

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

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state.  We have historically been successful in qualifying approximately 50%-60% of submitted accounts for Medicaid coverage. As of March 31, 2007, we had approximately $14.3 million of Medicaid pending accounts receivable from continuing operations ($4.6 million of which was stated at gross charges with a manual contractual allowance and $9.7 million of which was stated net of contractual discounts).  In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to self-pay status and subjected to our allowance for doubtful accounts policy. During the nine months ended March 31, 2007, approximately $11.4 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to self-pay status. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction.  During the nine months ended March 31, 2007, we recorded approximately $4.8 million of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

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

                We use an independent actuary to estimate our reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including our loss exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment by the independent actuary and changes in these variables could result in significant period over period fluctuations in our estimates. We adjust these reserves from time to time as we receive updated information. Due to changes in historical loss trends, we increased our professional and general liability reserve related to prior fiscal years by $1.1 million during the quarter ended March 31, 2007 and decreased our professional and general liability reserve related to prior fiscal years by $4.9 million during the quarter ended March 31, 2006. We decreased our professional and general liability reserve related to prior fiscal years by $6.9 million and $4.3 million during the nine months ended March 31, 2006 and 2007, respectively. During the quarters ended March 31, 2006 and 2007, we decreased our workers compensation reserve related to prior fiscal years by $1.0 million and $1.1 million respectively. During the nine months ended March 31, 2006 and 2007, we increased our workers compensation reserve related to prior fiscal years by $0.6 million and $0.7 million, respectively. Given the fact that we have operated our hospitals for relatively short periods of time, we expect that additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures.

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

                Goodwill represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of SFAS 142, Goodwill and Other Intangible Assets. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our results of operations or statement of position.

                We have experienced gradual changes to the business climate at our Chicago hospitals, the most significant being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. We believe that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, we performed an impairment test of the long-lived assets of these hospitals under SFAS 144 and SFAS 142 effective December 31, 2006. Based upon an independent third party fair value estimate, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge during the quarter ended December 31, 2006. The independent third party fair value estimate was developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, we reduced goodwill for our acute care services segment $123.8 million in December 2006. Further reductions in the fair value of our hospitals could materially adversely impact our financial position and results of operations.

Selected Operating Statistics

The following table sets forth certain operating statistics from continuing operations for each of the periods presented.

	(Unaudited) Quarter ended March 31,		(Unaudited) Nine months ended March 31,

	2006	2007	2006	2007

Number of hospitals at end of period	16	16	16	16
Number of licensed beds at end of period	4,096	4,314	4,096	4,314
Discharges (a)	42,558	43,626	125,294	128,536
Adjusted discharges - hospitals (b)	65,860	68,136	200,248	203,093
Net revenue per adjusted discharge - hospitals (c)	$7,711	$8,177	$7,347	$7,832
Patient days (d)	190,401	192,444	542,522	555,928
Adjusted patient days - hospitals (e)	294,653	300,564	867,071	878,392
Average length of stay (days) (f)	4.47	4.41	4.33	4.33
Outpatient surgeries (g)	19,245	19,592	57,765	57,873
Emergency room visits (h)	143,505	155,291	434,821	450,582
Occupancy rate (j)	52.1%	49.6%	48.8%	47.7%
Average daily census (j)	2,116.0	2,138.0	1,980.0	2,029.0
Member lives (k)	147,200	143,800	147,200	143,800
Medical claims percentage (l)	75.3%	74.4%	71.7%	74.4%

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

(l)

Medical claims percentage is calculated by dividing medical claims expense by premium revenues. Premium revenues include third party administrator (“TPA”) revenues at MHP that do not have associated medical claims expense.

Results of Operations

                The following tables present summaries of our operating results for the quarters and nine months ended March 31, 2006 and 2007.

	(Unaudited) Quarter ended March 31,

		2006		2007

	Amount		%	Amount	%

	(In millions)

Patient service revenues	$538.4		84.5%	$586.3	85.7%
Premium revenues	98.7		15.5%	98.2	14.3%

Total revenues	637.1		100.0%	684.5	100.0%

Salaries and benefits (includes stock compensation of $0.5 and $(0.1), respectively)	261.1		41.0%	279.1	40.8%
Supplies	105.4		16.5%	109.7	16.0%
Medical claims expense	74.3		11.7%	73.1	10.7%
Provision for doubtful accounts	42.7		6.7%	47.2	6.9%
Other operating expenses	83.4		13.1%	103.2	15.1%
Depreciation and amortization	24.1		3.8%	29.5	4.3%
Interest, net	26.1		4.1%	31.6	4.6%
Minority interests and other expenses	1.1		0.2%	0.3	0.0%

Income from continuing operations before income taxes	18.9		2.9%	10.8	1.6%
Income tax expense	7.9		1.2%	4.2	0.6%

Income from continuing operations	11.0		1.7%	6.6	1.0%
Discontinued operations, net of taxes	4.6		0.7%	(3.3)	(0.5)%

Net income	$15.6		2.4%	$3.3	0.5%

	(Unaudited) Nine months ended March 31,

		2006		2007

	Amount		%	Amount	%

	(In millions)

Patient service revenues	$1,566.4		85.1%	$1,676.2	85.0%
Premium revenues	274.2		14.9%	296.1	15.0%

Total revenues	1,840.6		100.0%	1,972.3	100.0%

Salaries and benefits (includes stock compensation of $1.1 and $0.7, respectively)	759.6		41.3%	821.1	41.6%
Supplies	301.4		16.4%	321.5	16.3%
Medical claims expense	196.7		10.7%	220.3	11.2%
Provision for doubtful accounts	125.0		6.8%	134.6	6.8%
Other operating expenses	261.8		14.2%	291.9	14.8%
Depreciation and amortization	70.7		3.8%	87.7	4.5%
Interest, net	77.2		4.2%	93.2	4.7%
Impairment loss	–		0.0%	123.8	6.3%
Minority interests and other expenses	4.6		0.2%	3.8	0.2%

Income (loss) from continuing operations before income taxes	43.6		2.4%	(125.6)	(6.4)%
Income tax expense (benefit)	18.0		1.0%	(13.1)	(0.7)%

Income (loss) from continuing operations	25.6		1.4%	(112.5)	(5.7)%
Discontinued operations, net of taxes	0.9		0.1	(10.6)	(0.5)%

Net income (loss)	$26.5		1.5%	$(123.1)	(6.2)%

Quarter ended March 31, 2007 compared to Quarter ended March 31, 2006

           Revenues.  Total revenues increased $47.4 million during the quarter ended March 31, 2007 compared to the prior year quarter due to increased inpatient and outpatient volumes and improved reimbursement for services provided.  Hospital adjusted discharges and emergency room visits from continuing operations increased 3.5% and 8.2%, respectively, quarter over quarter. Outpatient surgeries from continuing operations increased 1.8% quarter over quarter. Net revenue per adjusted hospital discharge from continuing operations increased 6.0% quarter over quarter, of which approximately 2.9% was attributable to the Texas UPL revenues previously discussed. The growth in net revenue per adjusted hospital discharge during the current year quarter was limited by an unfavorable payer mix relative to the prior year quarter. Net patient revenues from Medicaid and self-pay categories represented 19.6% of total net patient revenues during the current year quarter compared to 15.7% during the prior year quarter.

                While demand for hospital services recovered slightly from recent quarters, we continue to experience soft demand in the markets we serve when considering the average population growth in those markets. We attribute this soft demand to multiple factors including patient wellness, greater competition from other hospitals in recruiting and retaining quality physicians and reduced elective procedures resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits, among others. We expect to overcome these market challenges by implementing our previously discussed quality initiatives, but these strategies are long-term in nature.

                Premium revenues were flat quarter over quarter. Total health plan membership decreased by 2.3% from 147,200 at March 31, 2006 to 143,800 at March 31, 2007. This decrease was offset by higher per member per month reimbursement quarter over quarter. Per member per month reimbursement for PHP increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2006.

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

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $673.7 million or 98.4% of total revenues during the current year quarter, compared to 97.1% during the prior year quarter. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased slightly to 40.8% during the current year quarter from 41.0% during the prior year quarter. We have been successful in implementing staffing initiatives to limit the growth of salaries and benefits in certain of our hospitals. However, we continued to experience staffing mix challenges in our Arizona and San Antonio hospitals. During the current year quarter, we continued to incur staffing costs for our expansion projects in Arizona and San Antonio, which had not yet ramped up to full service levels. The national nursing shortage also continues to hinder our ability to fully manage salaries and benefits. Adjusting staff levels during periods of weakened demand for healthcare services is more difficult when constrained nursing resources limit our ability to re-adjust staff levels when demand recovers. We expect continued pressure to our salaries and benefits costs as the nursing shortage continues and our quality initiatives are implemented.

•

Supplies.  Supplies as a percentage of total revenues decreased to 16.0% during the current year quarter compared to 16.5% during the prior year quarter. We have increased our focus on supply chain management including efforts to increase utilization of our group purchasing organization to minimize the impact of supplies inflation and dedication of expanded corporate resources to manage supplies utilization. Because most of our growth strategies include expansion of high acuity services, we will continue to be exposed to increased pricing pressures for pharmaceuticals and expensive medical devices including those used in cardiac and orthopedic surgeries.

•

Medical claims.  Medical claims expense as a percentage of premium revenues decreased to 74.4% during the current year quarter compared to 75.3% during the prior year quarter. Our health plans in Arizona experienced a slight improvement in claims utilization quarter over quarter. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $8.4 million, or 10.3% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter consistent with the $8.4 million eliminated in consolidation during the prior year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues increased to 8.1% during the current year quarter from 7.9% during the prior year quarter.  During the current year quarter, self-pay revenues as a percentage of net patient revenues increased to 9.7% from 8.4% during the prior year quarter. Self-pay discharges as a percentage of total discharges increased from 3.0% during the prior year quarter to 3.9% during the current year quarter. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 11.7% during the current year quarter compared to 11.5% during the prior year quarter. Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Other operating expenses. Other operating expenses increased by $19.8 million or 23.7% during the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. During the prior year quarter, we reduced our professional and general liability expense related to previous quarters by $11.0 million based upon updated actuarial information that indicated an improvement in claims experience. Upon receipt of updated actuarial information during the current year quarter, we reduced our professional and general liability expense related to previous quarters by only $1.1 million. Also, we experienced significant increases in physician fees for emergency room and other specialty program coverage and legal and consulting fees during the current year quarter compared to the prior year quarter.

                Income taxes.  Income tax expense was $4.2 million during the quarter ended March 31, 2007, an effective tax rate of 38.9%, compared to $7.9 million, an effective tax rate of 41.8%, during the prior year quarter.

                Net income.  Net income decreased to $3.3 million during the quarter ended March 31, 2007 compared to $15.6 million during the prior year quarter due primarily to the loss from discontinued operations, net of taxes, and the increased expenses discussed above.

Nine months ended March 31, 2007 compared to nine months ended March 31, 2006

                Revenues. Total revenues increased $131.7 million or 7.2% during the nine months ended March 31, 2007 compared to the prior year period primarily due to a 6.6% period over period increase in net revenue per adjusted hospital discharge from continuing operations. Hospital adjusted discharges from continuing operations increased 1.4% period over period, while emergency room visits from continuing operations increased 3.6% period over period. Outpatient surgeries from continuing operations were basically flat period over period.

                Premium revenues increased by $21.9 million or 8.0% during the nine months ended March 31, 2007 as a result of the start of AAHP’s operations on January 1, 2006. Approximately 3,400 former PHP enrollees were enrolled in AAHP as of March 31, 2007. Per member per month reimbursement rates are significantly higher under AAHP than under the traditional AHCCCS Medicaid program.  Per member per month reimbursement for PHP also increased period over period as a result of an AHCCCS rate increase effective October 1, 2006.

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $2,097.9 million or 106.4% of total revenues during the nine months ended March 31, 2007 compared to $1,797.0 million during the prior year period. The $123.8 million impairment charge recorded during December 2006 represented the majority of the period over period increase in costs and expenses. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues increased to 41.6% during the nine months ended March 31, 2007 from 41.3% during the prior year period. Excluding the $21.9 million period over period increase in premium revenues that did not result in a significant increase in salaries and benefits costs, salaries and benefits as a percentage of total revenues would have been 42.1% during the current year period. We continue to experience staffing mix challenges in our Arizona and San Antonio hospitals. During the current year period, portions of our expansion projects in Arizona and San Antonio had not yet ramped up to full service levels, and we continued to incur staffing costs for these service lines without the full revenue impact. The national nursing shortage also continues to hinder our ability to fully manage salaries and benefits. Adjusting staff levels during periods of weakened demand for healthcare services is more difficult when constrained nursing resources limit our ability to re-adjust staff levels when demand recovers.

•

Supplies.  Supplies as a percentage of total revenues were basically flat period over period. Advances in medical technologies and new medications continue to pressure our supplies costs. We have increased our focus on supply chain management including efforts to increase utilization of our group purchasing organization to minimize the impact of supplies inflation and dedication of expanded corporate resources to manage supplies utilization. Because most of our growth strategies include expansion of high acuity services, we will continue to be exposed to increased pricing pressures for pharmaceuticals and expensive medical devices including those used in cardiac and orthopedic surgeries.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues increased to 74.4% during the nine months ended March 31, 2007 compared to 71.7% during the prior year period. The increase is primarily due to a $3.0 million reduction in the accrued medical claims liability at PHP during the prior year period as a result of updated historical payment information and the start of AAHP operations on January 1, 2006. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $26.7 million, or 10.8% of gross health plan medical claims expense, were eliminated in consolidation during the nine months ended March 31, 2007 compared to $27.7 million or 12.3% of gross health plan medical claims expense during the nine months ended March 31, 2006.

•

Provision for Doubtful Accounts.  During the nine months ended March 31, 2007, the provision for doubtful accounts as a percentage of patient service revenues was 8.0%, the same as the prior year period. Self pay revenues as a percentage of net patient revenues was relatively flat period over period.  Self pay discharges from continuing operations increased slightly to 3.7% during the nine months ended March 31, 2007 compared to 3.3% during the prior year period. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. On a combined basis, our provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.1% during the current year period compared to 11.5% during the prior year period. Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Other operating expenses. Other operating expenses increased by $30.1 million or 11.5% during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. We experienced significant increases in physician fees for emergency room and other specialty program coverage and legal and consulting fees during the current year period compared to the prior year period.

                Income Taxes.  Income tax benefit was $13.1 million during the nine months ended March 31, 2007, an effective rate of 10.4%, compared to income tax expense of $18.0 million, an effective rate of 41.3%, during the prior year period.  The significant decrease in the effective tax rate during the nine months ended March 31, 2007 resulted from the majority of the impairment charge recorded during the current year period being nondeductible for tax purposes.

                Net Income.  Net loss was $123.1 million during the nine months ended March 31, 2007 compared to net income of $26.5 million during the prior year period.  The impairment charge and discontinued operations, net of taxes, significantly contributed to the current year net loss.

Liquidity and Capital Resources

                Operating Activities.  At March 31, 2007, we had working capital of $184.4 million, including cash and cash equivalents of $122.8 million. Working capital at June 30, 2006 was $193.0 million.  Cash provided by operating activities decreased $9.8 million during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006. The decrease in operating cash flows was primarily due to a buildup of prepaid expenses and other current assets during the current year period compared to the prior year period, much of which related to the Texas UPL payment received in April 2007.

                Investing Activities.  Cash used in investing activities decreased from $143.3 million during the nine months ended March 31, 2006 to $74.2 million during the nine months ended March 31, 2007, primarily as a result of a $54.3 million period over period decrease in capital expenditures due to the completion of significant portions of our major expansion projects during the current year period.

                We spent $120.7 million for capital expenditures from continuing operations during the nine months ended March 31, 2007. In May 2004 and July 2005, our board of directors approved material new internal construction projects at six of our existing hospitals in San Antonio and metropolitan Phoenix.  We have spent $288.2 million for these projects since inception through March 31, 2007 and expect to spend an estimated additional $50.0 million through fiscal year 2008.  All of these projects will result in expanded capacity at each of the six hospitals. In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of May 1, 2007.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Approximate Additional Licensed Beds Completed	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms

	Begin	Completed

Phoenix
Arrowhead Hospital	Q4 FY 04	Q2 FY 07	100	100	✓	✓	✓
Paradise Valley Hospital	Q1 FY 07	Q3 FY 09	22(4)	0	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q4 FY 07	57	32	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q2 FY 07	140	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q2 FY 07	33(3)	33	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q4 FY 07	27	27

____________________
(1)	Will increase post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project allowed for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of an additional 18 previously licensed beds.

                We anticipate spending a total of $160.0 million to $180.0 million in capital expenditures during fiscal 2007 including the $120.7 million spent through March 31, 2007.  This estimate includes the expansion projects mentioned above and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash flows from financing activities decreased by $149.9 million during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006, due to the $175.0 million in term loan borrowings during September 2005.

                As of March 31, 2007, we had outstanding $1,526.1 million in aggregate indebtedness, with an additional $210.0 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $40.0 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

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

                As of March 31, 2007, we were in compliance with the debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.58x
Total leverage ratio limit	5.95x	4.66x
Senior leverage ratio limit	3.75x	2.27x

                If we were to violate one or more of these covenants and not cure the violation, we could be required to immediately repay all principal amounts outstanding under our senior secured credit agreement, including accrued interest. Such repayment may materially adversely impact our financial position and cash flows.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of March 31, 2007.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt	$119.1	$236.3	$954.4	$1,140.6	$2,450.4
Capital lease obligations	0.1	–	–	–	0.1
Operating leases	25.9	38.1	22.0	37.0	123.0
Purchase obligations	32.2	–	–	–	32.2
Health claims payable	57.9	–	–	–	57.9
Estimated self-insurance liabilities	21.1	37.8	18.9	6.3	84.1

Subtotal	$256.3	$312.2	$995.3	$1,183.9	$2,747.7

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and improvements commitments	$39.9	$17.8	$0.5	$–	$58.2
Guarantees of surety bonds	19.0	–	–	–	19.0
Letters of credit	–	–	40.0	–	40.0
Physician commitments	5.5	–	–	–	5.5
Minimum rent revenue commitments	0.1	–	–	–	0.1

Subtotal	$64.5	$17.8	$40.5	$–	$122.8

Total obligations and commitments	$320.8	$330.0	$1,035.8	$1,183.9	$2,870.5

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of March 31, 2007, we had in place $1,033.8 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $783.8 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $40.0 million of capacity was utilized by outstanding letters of credit as of March 31, 2007). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on pre-tax income and cash flows of approximately $1.0 million.

                    The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. The revolving credit facility matures in September 2010. The $783.8 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate for the term loans was approximately 7.6% as of March 31, 2007.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A.   Risk Factors.

                There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as supplemented by the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, other than as set forth below.

                Our hospitals face competition for staffing especially as a result of the national shortage of nurses and the increased imposition on us of nurse-staffing ratios, which has in the past and may in the future increase our labor costs and materially reduce our profitability.

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including most significantly nurses and other non-physician healthcare professionals. In the healthcare industry generally, including in our markets, the national shortage of nurses and other medical support personnel has become a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have voluntarily raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel.  In addition, union-mandated or state-mandated nurse-staffing ratios significantly affect not only labor costs, but if we are unable to hire the necessary number of nurses to meet the required ratios, these ratios may also cause us to limit patient admissions with a corresponding adverse effect on revenues. While we don’t currently operate in any states with mandated nurse-staffing ratios, the states in which we operate could adopt mandatory nurse-staffing ratios at any time. In those instances where our nurses are unionized, it is our experience that new union contracts often impose significant new additional staffing ratios by contract on our hospitals, such as the increased staffing ratios imposed on us in our recently negotiated new union contract with our nurses at Saint Vincent Hospital in Worcester, Massachusetts (which contract obtained union member ratification on or about February 16, 2007 by a vote of 349 to 6). In addition, to the extent that a significant additional portion of our employee base unionizes, or attempts to unionize, our labor costs could increase materially, especially if the newly unionized employees are nurses. If our labor costs continue to increase, we may not be able to raise our payer reimbursement levels to offset these increased costs, including the significantly increased costs that we will incur for wage increases and nurse-staffing ratios under our new union contract with our nurses at Saint Vincent Hospital.  Because substantially all of our net patient revenues consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                (a)  During the quarterly period ended March 31, 2007, we issued the securities described in the next paragraph below that were not registered under the Securities Act of 1933. The transactions described below were conducted in reliance upon the exemption from registration provided in Rule 701 of the Securities Act for a sale of securities under a written compensatory benefit plan established by the issuer for the participation of its current and former employees. These sales were made without the use of an underwriter, and the certificate evidencing the securities issued in connection with each such transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

                On January 9, 2007, for an aggregate purchase price of $36,000, we issued 36 shares of our common stock to a former employee upon her exercise of vested options which would have otherwise expired 90 days after her termination of employment. On January 16, 2007, for an aggregate purchase price of $13,000, we issued 13 shares of our common stock to a former employee upon her exercise of vested options which would have otherwise expired 90 days after her termination of employment. On February 13, 2007, for an aggregate purchase price of $13,000, we issued 13 shares of our common stock to a former employee upon her exercise of vested options which would have otherwise expired 90 days after her termination of employment. On March 7, 2007, for an aggregate purchase price of $26,000, we issued 26 shares of our common stock to a former employee upon her exercise of vested options which would have otherwise expired 90 days after her termination of employment. On March 19, 2007, for an aggregate purchase price of $71,000, we issued 71 shares of our common stock to a former employee upon her exercise of vested options which would have otherwise expired 90 days after her termination of employment.

Item 6.    Exhibits.

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 9, 2007                                                                         VANGUARD HEALTH SYSTEMS, INC.

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
10.1

Contract Amendment Number 16, executed on April 26, 2007, but effective as of October 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between Phoenix Health Plan and the Arizona Health Care Cost Containment System.

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