Form 10-K
period 2007-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2007-09-19
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-K
_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

     There were 749,550 shares of registrant’s common stock outstanding as of September 15, 2007 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I		Page
Item 1.	Business.....................................................................................................................................................	1
Item 1A.	Risk Factors...............................................................................................................................................	30
Item 1B.	Unresolved Staff Comments....................................................................................................................	45
Item 2.	Properties...................................................................................................................................................	45
Item 3.	Legal Proceedings.....................................................................................................................................	46
Item 4.	Submission of Matters to a Vote of Security Holders.........................................................................	47

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...................................................................................................	48
Item 6.	Selected Financial Data............................................................................................................................	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....	51
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................	75
Item 8.	Financial Statements and Supplementary Data....................................................................................	76
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....	141
Item 9A.	Controls and Procedures.........................................................................................................................	141
Item 9B.	Other Information......................................................................................................................................	141

PART III
Item 10.	Directors, Executive Officers and Corporate Governance..................................................................	142
Item 11.	Executive Compensation..........................................................................................................................	145
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................................................................................................................	162
Item 13.	Certain Relationships and Related Transactions, and Director Independence...............................	164
Item 14.	Principal Accounting Fees and Services...............................................................................................	167

PART IV
Item 15.	Exhibits and Financial Statement Schedules.........................................................................................	168

SIGNATURES	.....................................................................................................................................................................	169

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

                These factors, risks and uncertainties include, among other things, statements relating to:

•	Our high degree of leverage
•	Our ability to incur substantially more debt
•	Operating and financial restrictions in our debt agreements
•	Our ability to successfully implement our business strategies
•	Our ability to successfully integrate our recent and any future acquisitions
•	The highly competitive nature of the healthcare industry
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
•	Potential federal or state reform of healthcare
•	Future governmental investigations
•	Potential management information systems failures and the significant costs of systems integrations
•	The availability of capital to fund our corporate growth strategy
•	Potential lawsuits or other claims asserted against us
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
•	Changes in general economic conditions
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
•	Cost of professional and general liability insurance and increases in the quantity and severity of professional liability claims
•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
•	Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
•	The geographic concentration of our operations
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services
•	Potential substantial liabilities arising from unfavorable retrospective reviews by governmental or other payers of the medical necessity of medical procedures performed at our hospitals
•	Lost future revenues from payer contract terminations resulting from their unfavorable retrospective reviews of the medical necessity of medical procedures performed at our hospitals

                See “Item 1A – Risk Factors” for further discussion.  We assume no obligation to update any forward-looking statements.

iv

PART I

Item 1.    Business.

Company Overview

                We own and operate acute care hospitals and complementary outpatient facilities principally located in urban and suburban markets. We currently operate 15 acute care hospitals which, as of June 30, 2007, had a total of 4,143 beds in the following four locations:

                •  San Antonio, Texas

                •  metropolitan Phoenix, Arizona

                •  metropolitan Chicago, Illinois

                •  Massachusetts

                Historically, we have concentrated our operations in markets with high population growth and median income in excess of the national average. Our objective is to provide high-quality, cost effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate. During the year ended June 30, 2007, we generated revenues from continuing operations of $2,580.7 million.  During this period 84.4% of our total revenues were derived from acute care hospitals and complementary outpatient facilities.

                Our general acute care hospitals offer a variety of medical and surgical services including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and neurology. In addition, certain of our facilities provide on-campus and off-campus services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and laboratory services. We also own three strategically important managed care health plans: a Medicaid managed health plan, Phoenix Health Plan, that served approximately 98,300 members as of June 30, 2007 in Arizona; Abrazo Advantage Health Plan, a managed Medicare and dual-eligible health plan that served approximately 3,400 members as of June 30, 2007; and MacNeal Health Providers a preferred provider network that served approximately 43,900 member lives in metropolitan Chicago as of June 30, 2007 under capitated contracts covering only outpatient and physician services.

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

The Merger

                On July 23, 2004, Vanguard executed an agreement and plan of merger (the “Merger Agreement”) with VHS Holdings LLC (“Holdings”) and Health Systems Acquisition Corp., a newly formed Delaware corporation (“Acquisition Corp.”), pursuant to which on September 23, 2004 Acquisition Corp. merged with and into Vanguard, with Vanguard being the surviving corporation (the “Merger”). In the Merger, holders of the outstanding Vanguard capital stock, options to acquire Vanguard common stock and other securities convertible into Vanguard common stock received aggregate consideration of approximately $1,248.6 million.

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

Our Competitive Strengths

                Concentrated Local Market Positions in Attractive Markets.  We believe that our markets are attractive because of their favorable demographics, competitive landscape, payer mix and opportunities for expansion. Ten of our 15 hospitals are located in markets with population growth rates in excess of the national average and all of our acute care hospitals are located in markets in which the median household income is above the national average. For the fiscal year ended June 30, 2007, we derived approximately 64.1% of our total revenues from the high-growth markets of San Antonio and metropolitan Phoenix, in which we own five hospitals each. Our facilities in these markets primarily serve Bexar County, Texas, which encompasses most of the metropolitan San Antonio area and Maricopa County, Arizona, which encompasses most of the metropolitan Phoenix area. The U.S. Census Bureau and other data sources estimate that the population for Bexar County and Maricopa County will grow by 13.9% and 41.7%, respectively, between 2006 and 2020, rates that exceed the projected national average of 12.2%. Our strong market positions provide us with opportunities to offer integrated services to patients, receive more favorable reimbursement terms from a broader range of third party payers and realize regional operating efficiencies.

                Proven Ability to Complete and Integrate Acquisitions.  Including our first acquisition in 1998, we have selectively acquired 18 hospitals, 12 of which were formerly not-for-profit hospitals. We have subsequently sold 3 of these hospitals and ceased acute care operations in another. We believe our success in completing acquisitions is due in large part to our disciplined approach to making acquisitions. Prior to completing an acquisition, we carefully review the operations of the target facility and develop a strategic plan to improve performance. We have routinely rejected acquisition candidates that did not meet our financial and operational criteria.

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

                Strong Management Team with Significant Equity Investment.  Our senior management has an average of more than 20 years of experience in the healthcare industry at various organizations, including OrNda Healthcorp, HCA Inc. and HealthTrust, Inc. Many of our senior managers have been with Vanguard since its founding in 1997, and 12 of our 16 members of senior management have worked together managing healthcare companies for up to 20 years, either continuously or from time to time. In connection with the Merger, our management and certain other shareholders contributed in September 2004 approximately $119.1 million for an approximately 15.9% equity interest in our company. In addition, certain members of senior management also purchased $5.7 million of the equity incentive units in Holdings in September 2004.

Business Strategy

                The key elements of our business strategy include the following:

                Continue our Commitment to Quality of Care.  We have implemented and continue to implement various programs to improve the quality of care we provide. We have invested significant resources to develop clinical information systems to allow us to standardize compliance reporting of multiple quality indicators across our facilities, and we currently conduct a monthly review of 21 quality indicators set forth by CMS. We have developed training programs for our staff and share information among our hospital management to implement best practices and assist in complying with regulatory requirements. Corporate support is provided to each hospital to assist with accreditation reviews.

                All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving the quality of care. We have appointed licensed physicians in each of our markets to the position of chief medical officer charged with driving best practices and clinical quality to improve the level of satisfaction among physicians and patients and promote cost-efficient provision of care. We have established rapid response teams and hourly nursing rounds in all of our hospitals to improve patient care.

                We believe quality of care is becoming an increasingly important factor in governmental and managed care reimbursement. We continuously review patient care evaluations and maintain other quality assurance programs to support and monitor quality of care standards and to meet and exceed Medicare and Medicaid accreditation and regulatory requirements. Furthermore, as part of the Medicare Modernization Act, CMS identified three conditions, and 10 measures within those conditions, for which hospitals are encouraged to submit data in order to measure the quality of patient care. Those hospitals who submit quality data for these measures will be entitled to receive a full market basket update. We have submitted quality data reports within all three conditions at all of our hospitals to the CMS National Voluntary Hospital Reporting Initiative, and we have qualified for the maximum allowable reimbursement rate established by CMS for federal fiscal years 2006 and 2007. We expect to continue to participate in the CMS National Voluntary Hospital Reporting Initiative for federal fiscal year 2008 and the foreseeable future. However, further legislation expanded the reporting requirements and increased the penalties for non-compliance for federal fiscal years 2008 and 2009.

                We believe that pay for performance reimbursement will continue to evolve, and the quality measures themselves will determine reimbursement. Our ability to meet our quality goals requires not only information systems to monitor compliance with quality indicators, but more importantly requires clinical programs and physician integration to improve quality.

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
          •  upgrade and expand high margin and high volume specialty services, including cardiology, oncology, neurosurgery, orthopedics, and women’s services;
                          •  update our medical equipment technology, including diagnostic and imaging equipment;
                          •  increase the availability of private rooms for our patients; and
                          •  continue evaluating the construction of new facilities in underserved areas of the community.

                To further these strategies, our board of directors has approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix, for which we expect to expend a total of approximately $337.0 million, including approximately $296.1 million already spent through June 30, 2007.

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

Our Markets

                San Antonio, Texas

                In the San Antonio market, as of June 30, 2007, we owned and operated 5 hospitals with a total of 1,673 licensed beds and related outpatient service locations complementary to the hospitals. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve Bexar County which encompasses most of the metropolitan San Antonio area. The population in Bexar County has grown and is projected to continue to grow well in excess of the national average as illustrated in the following table.

	Bexar County	% increase	U.S. Average	% increase

1990 actual population	1,185,000		248,710,000
2000 actual population	1,393,000	17.5%	281,422,000	13.2%
2006 estimated population	1,556,000	11.7%	299,398,000	6.4%
2010 projected population	1,593,000	2.4%	308,936,000	3.2%
2020 projected population	1,772,000	11.2%	335,805,000	8.7%

                During the years ended June 30, 2006 and 2007, we generated approximately 30.4% and 31.2% of our total revenues, respectively, in this market. In our acquisition agreement for the Baptist Health System we committed to fund not less than $200.0 million in capital expenditures in respect of the acquired businesses in the San Antonio metropolitan area during the first six years of our ownership, with $75.0 million of such expenditures being required in the first two years. By the end of our fiscal year ended June 30, 2005, we had funded or committed to fund all $200.0 million of this capital commitment.

                Metropolitan Phoenix, Arizona

                In the Phoenix market, as of June 30, 2007, we owned and operated 5 hospitals with a total of 970 licensed beds and related outpatient service locations complementary to the hospitals, a prepaid Medicaid managed health plan, Phoenix Health Plan (“PHP”), and a managed Medicare and dual-eligible health plan, Abrazo Advantage Health Plan (“AAHP”). Phoenix is the fifth largest city in the U.S. and has been one of the fastest growing major metropolitan areas in recent years. Our facilities primarily serve Maricopa County, which encompasses most of the metropolitan Phoenix area. The table below illustrates the significant historical and projected future growth of Maricopa County compared to the national average.

	Maricopa County	% increase	U.S. Average	% increase

1990 actual population	2,122,000		248,710,000
2000 actual population	3,072,000	44.8%	281,422,000	13.2%
2006 estimated population	3,768,000	22.7%	299,398,000	6.4%
2010 projected population	4,145,000	10.0%	308,936,000	3.2%
2020 projected population	5,210,000	25.7%	335,805,000	8.7%

                During the years ended June 30, 2006 and 2007, exclusive of PHP and AAHP, we generated approximately 19.6% and 19.5% of our total revenues, respectively, in this market. Three of our hospitals in this market were formerly not-for-profit hospitals. We believe that payers will choose to contract with us in order to give their enrollees a comprehensive choice of providers in the western and northeastern Phoenix areas. There have been recent improvements in payer rates generally and the substantial increase in Medicaid eligibility for low income patients provided by Proposition 204, which expanded Medicaid coverage to approximately 400,000 additional individuals in Arizona since January 1, 2001. We believe our network strategy will position us to negotiate rate increases with managed care payers and to develop our five hospitals into a network providing a comprehensive range of integrated services, from primary care to tertiary hospital services, to payers and their patients. In addition, our ownership of the PHP and AAHP will allow us to enroll eligible patients, who would not otherwise be able to pay for their expenses at local hospitals, into our health plan or into other state-approved plans.

                Metropolitan Chicago, Illinois

                In the Chicago metropolitan area, as of June 30, 2007, we owned and operated 2 hospitals with 784 licensed beds, and related outpatient service locations complementary to the hospitals. These hospitals, MacNeal Hospital and Weiss Hospital, are located in areas serving relatively well-insured populations. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the years ended June 30, 2006 and 2007, we generated approximately 15.9% and 15.6%, respectively, of our total revenues in this market.

                We chose MacNeal and Weiss Hospitals, both former not-for-profit facilities, as our first two entries into the largely not-for-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. We believe we have captured a large share of the patients in MacNeal Hospital’s immediate surrounding service area, which encompasses the cities of Berwyn and Cicero, Illinois. MacNeal offers tertiary services such as open heart surgery that patients would otherwise have to travel outside the local community to receive. We have also established a fully-integrated healthcare system at MacNeal and Weiss Hospitals by operating free-standing primary care and occupational medicine centers and a large commercial laboratory and by employing 110 physicians on our medical staffs there, including 44 primary care physicians. Our network of 25 primary care and occupational medicine centers allows us to draw patients to MacNeal and Weiss Hospital from around the metropolitan Chicago area. These hospitals also enjoy the distinction of being two of the few community hospitals in which the prestigious University of Chicago Medical School has placed its medical students and residents. Currently, MacNeal Hospital participates in the University of Chicago’s residency programs in internal medicine, general surgery, obstetrics/gynecology and psychiatry and Weiss Hospital participates in the University of Chicago’s residency program in surgery. In addition, MacNeal Hospital runs a successful free-standing program in family practice, one of the oldest such programs in the state of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. Our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers.

                Massachusetts

                In Massachusetts, as of June 30, 2007, we owned and operated 3 hospitals with a total of 716 licensed beds and related healthcare services complementary to the hospitals.  These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick.  These hospitals were acquired from subsidiaries of Tenet Healthcare Corporation on December 31, 2004.  We believe that opportunities for growth through increased market share exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy.  During the years ended June 30, 2006 and 2007, the Massachusetts facilities represented 20.2% and 19.8% of our total revenues, respectively.

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

                MetroWest Medical Center’s two campus system has a combined total of 368 licensed beds with locations in Framingham and Natick, in the suburbs west of Boston.  These facilities serve communities that are generally well-insured. We are seeking to develop strong ambulatory care capabilities in these service areas, as well as expansion of oncology, radiology, women’s services and cardiology services.

Our Facilities

                We owned and operated 15 acute care hospitals as of June 30, 2007. The following table contains information concerning our hospitals:

Hospital	City	Licensed Beds	Date Acquired

Texas
Baptist Medical Center	San Antonio	612	January 1, 2003
Northeast Baptist Hospital	San Antonio	291	January 1, 2003
North Central Baptist Hospital	San Antonio	268	January 1, 2003
Southeast Baptist Hospital	San Antonio	175	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	327	January 1, 2003

Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Arrowhead Hospital	Glendale	220	June 1, 2000
Phoenix Baptist Hospital	Phoenix	236	June 1, 2000
Paradise Valley Hospital	Phoenix	151	November 1, 2001
West Valley Hospital (1)	Goodyear	131	September 4, 2003

Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (2)	Chicago	357	June 1, 2002

Massachusetts
MetroWest Medical Center – Leonard Morse Hospital	Natick	141	December 31, 2004
MetroWest Medical Center - Framingham Union Hospital	Framingham	227	December 31, 2004
Saint Vincent Hospital at Worcester Medical Center	Worcester	348	December 31, 2004

Total Licensed Beds		4,143

____________________
(1)	This hospital was constructed, not acquired.

(2)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

                In addition to the hospitals listed in the table above, as of June 30, 2007, we owned certain outpatient service locations complementary to our hospitals and two surgery centers in California. We also own and operate a limited number of medical office buildings in conjunction with our hospitals which are primarily occupied by physicians practicing at our hospitals. Our headquarters are located in approximately 40,500 square feet of leased space in one office building in Nashville, Tennessee.

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

Major Expansion Projects

                In May 2004 and July 2005, our board of directors approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix. We estimate that these projects will cost a total of approximately $337.0 million, including capitalized interest costs.  Through June 30, 2007, we have spent approximately $296.1 million related to these projects and expect to incur the remaining $40.9 million during our next two fiscal years.  All of these projects will result in additional capacity at each of the six hospitals.  In addition, most of the projects will facilitate an expansion of clinical service capabilities.

                The following table summarizes these major expansion projects as of September 1, 2007.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Approximate Additional Licensed Beds Completed	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms

	Begin	Completed

Phoenix
Arrowhead Hospital	Q4 FY 04	Q1 FY 07	100	100	✓	✓	✓
Paradise Valley Hospital	Q1 FY 07	Q3 FY 09	22 (4)	0	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q4 FY 07	57	57	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q2 FY 07	140	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q2 FY 07	33 (3)	33	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q4 FY 07	27	27

____________________
(1)	Increased post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project allows for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of an additional 18 previously licensed beds.

                Arrowhead Hospital

                Arrowhead Hospital was a capacity-constrained facility with a service area that we believe is marked by significant population growth. The expansion project at this facility, which began in the fourth quarter of fiscal 2004 and was completed during fiscal 2007, consisted of relocating and expanding the intensive care unit (ICU) to be close to the emergency room and operating rooms. In addition, the project expanded operating room capacity, emergency room capacity, medical/surgical bed capacity and obstetrics capacity, which allowed for increased clinical complexity at the facility.

                Paradise Valley Hospital

                Paradise Valley Hospital currently has capacity constraints in its labor/delivery rooms, operating rooms and ICU. This facility is located in an area that we believe has relatively high population growth and favorable demographics. In addition, recently completed highway construction improves access to this facility. A portion of this expansion project began in the first quarter of fiscal 2007, and the entire project is expected to be completed in the third quarter of fiscal 2009. This project adds significant capacity in operating room suites, critical care (ICU) and obstetrics and will also allow for a conversion to a largely private room model from a predominately semi-private model. In addition, the expansion will enable the hospital to add more complex clinical programs, such as interventional cardiology, to its service mix. During fiscal 2006, this hospital completed major expansions of the emergency room and the radiology suite in separate projects.

                West Valley Hospital

                This project at West Valley Hospital, a facility first opened in September 2003, commenced in the first quarter of fiscal 2006 and was completed in the fourth quarter of fiscal 2007. This expansion project significantly expanded the number of medical/surgical beds, the number of ICU beds and emergency room capacity. In addition, the project provides the facility with the ability to offer a wider range of clinical services.

                North Central Baptist Hospital

                North Central Baptist Hospital is located in an area of San Antonio that we believe has relatively high population growth and favorable demographics. Several areas of the facility, the emergency room, surgery capacity, telemetry, obstetrics, and critical care beds, were previously at functional capacity. We commenced this expansion project during the fourth quarter of fiscal 2004 and it was completed in the second quarter of fiscal 2007. This project consisted of:

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

                Northeast Baptist Hospital

                This project at Northeast Baptist Hospital improved the layout of the facility and added capacity. The project added medical/surgical beds, ICU beds, emergency room positions, obstetrics, one operating room and a new cardiology center. Construction began on this project late in the fourth quarter of fiscal 2004 and was completed in the second quarter of fiscal 2007. This expansion project resulted in more private room capacity and helped reduce and eliminate certain capacity issues in the emergency room, obstetrics and the ICU.

                St. Luke’s Baptist Hospital

                The project at St. Luke’s Baptist Hospital consisted of relocating and expanding the intensive care (ICU) and telemetry units.  The new telemetry unit consists of a central monitoring area capable of monitoring both a number of dedicated telemetry beds as well as remote beds throughout the facility. The new expanded ICU added capacity and is equipped with the latest intensive care capabilities. This project added 27 licensed beds and was completed during the fourth quarter of our fiscal year 2007.

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

                The following table sets forth certain operating statistics from continuing operations for the periods indicated. Acute care hospital operations are subject to fluctuations due to seasonal cycles of illness and weather, including increased patient utilization during the cold weather months and decreases during holiday periods.

	Year Ended June 30,

	2003	2004	2005	2006	2007

Number of hospitals at end of period (a)	11	12	15	15	15
Number of licensed beds at end of period (b)	3,066	3,133	3,907	3,937	4,143
Discharges (c)	93,144	126,356	147,798	162,446	166,873
Adjusted discharges - hospitals (d)	137,409	186,464	231,322	261,422	265,448
Average length of stay (days) (e)	4.1	4.1	4.2	4.3	4.3
Average daily census (f)	1,049	1,420	1,708	1,921	1,978
Occupancy rate (g)	45.9%	45.5%	48.5%	49.2%	48.4%
Member lives (h)	130,700	142,200	146,700	146,200	145,600

____________________
(a)	The number of hospitals at the end of each period represents hospitals included in continuing operations.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

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

(e)	Average length of stay represents the average number of days admitted patients stay in our hospitals.

(f)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(g)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Both average daily census and occupancy rate provide measures of utilization of inpatient rooms.

(h)	Member lives represents the total number of enrollees in our Arizona prepaid managed health plans and our Chicago capitated health plan as of the end of the respective period.

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

Phoenix Health Plan, Abrazo Advantage Health Plan and MacNeal Health Providers

                Phoenix Health Plan (“PHP”) is a prepaid Medicaid managed health plan that serves Maricopa, Pinal and Gila counties in the Phoenix, Arizona area. We acquired PHP in May 2001. We are able to enroll eligible patients in our hospitals into PHP or other local Medicaid managed health plans who otherwise would not be able to pay for their hospital expenses. In addition, we believe that we will increase the availability of medically necessary services to such patients at our hospitals. We believe the volume of patients generated through our health plans will help attract quality physicians to our hospitals.

                For the year ended June 30, 2007, we derived approximately $301.9 million of our total revenues from PHP. PHP had approximately 98,300 enrollees as of June 30, 2007, and derives substantially all of its revenues through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for fixed periodic payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $19.0 million. Vanguard maintains this performance guarantee on behalf of PHP in the form of surety bonds totaling $19.0 million with independent third party insurers that expire on October 1, 2007. We were also required to arrange for $2.9 million in letters of credit to collateralize our $19.0 million in surety bonds with the third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us. We currently do not expect a material increase in the amount of the performance guarantee during the next fiscal year.

                Our current contract with AHCCCS commenced on October 1, 2003. In September 2007, AHCCCS executed its final one-year renewal option that effectively extends the contract through September 30, 2008.

                Effective January 1, 2006, our subsidiary Abrazo Advantage Health Plan (“AAHP”) became a Medicare Advantage Prescription Drug Special Needs Plan provider under a contract with the Centers for Medicare & Medicaid Services (“CMS”). This allows AAHP to offer Medicare and Part D drug benefit coverage for dual-eligible members (those that are eligible for Medicare and Medicaid). PHP has historically served this type of member through the AHCCCS Medicaid program. As of June 30, 2007, approximately 3,400 members were enrolled in AAHP, most of whom were previously enrolled in PHP. For the year ended June 30, 2007, we derived approximately $43.0 million of our total revenues from AAHP.

                The operations of MacNeal Health Providers (“MHP”) are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2007, we derived approximately $56.5 million of our total revenues from MHP. Substantially all of the revenues of MHP arose from its contracts with health maintenance organizations from whom it took assignment of capitated member lives. As of June 30, 2007, MHP had contracts in effect covering approximately 43,900 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of MHP could decrease significantly if the health maintenance organizations in the metropolitan Chicago area move away from assigning capitated-member lives to health plans like MHP and enter into direct fee-for-service arrangements with healthcare providers.

Sources of Revenues

                We receive payment for patient services from:

                •  the federal government, primarily under the Medicare program;

                •  state Medicaid programs; and

                •  health maintenance organizations, preferred provider organizations, other private insurers and individual patients.

                The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,

Payer Source	2005	2006	2007

Medicare	30%	28%	26%
Medicaid	7	7	9
Managed care plans (1)	47	52	52
Self-pay	11	9	10
Commercial	5	4	3

Total	100%	100%	100%

____________________
(1)	Includes revenues under managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

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

Employees and Medical Staff

                As of June 30, 2007, we had approximately 18,000 employees, including approximately 2,000 part-time employees. Approximately 1,600 of our full-time employees at our three Massachusetts hospitals are unionized.  Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

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

Compliance Program

                We voluntarily maintain a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. The board of directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. Other features of our compliance program include Regional Compliance Officers who report to our Chief Compliance Officer in all four of our operating regions, initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to examine all of our payments to physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

                A recent focus of our compliance program is the interpretation and implementation of the standards set forth by the Health Insurance Portability and Accountability Act (“HIPAA”) for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we established a second toll-free hotline dedicated to HIPAA and other privacy matters and placed it in service in April 2003. Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our healthcare facilities and corporate compliance oversight.

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

                •  quality indicators

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

                Pursuant to regulation, the DRG rates are supposed to be adjusted each federal fiscal year for inflation, but such adjustment has often been affected by new federal legislation. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services. However, often federal legislation has lowered the annual percentage increase to the DRG rates below the annual amount indicated by the “market basket index” for the year. Thus, under legislation adopted in 2000, the DRG rate increased in the amount of the market basket minus 0.55% for federal fiscal year 2002, the market basket minus 0.55% for federal fiscal year 2003, but the full market basket for federal fiscal year 2004. However, subsequent federal legislation provided for DRG rate increases for federal fiscal years 2005, 2006 and 2007 at the full market basket, but only if the facility submitted data for 10 patient care quality indicators to the Secretary of Health and Human Services in federal fiscal years 2005 and 2006 and 21 patient care quality indicators in federal fiscal year 2007. We currently have the ability to monitor our compliance with the quality indicators and have submitted or intend to submit the quality data required to receive the full market basket pricing updates during federal fiscal years 2005, 2006 and 2007. Those hospitals not submitting data on the quality indicators received an increase equal to the market basket rate minus 0.40% in federal fiscal years 2005 and 2006 and minus 2% in federal fiscal year 2007. Consistent with federal law, CMS issued final rules in August 2004, 2005 and 2006 that increased the hospital DRG payment rates by the full market basket of 3.30% for federal fiscal year 2005, the full market basket of 3.70% for federal fiscal year 2006 and the full market basket of 3.40% for federal fiscal year 2007 for those hospitals submitting data on the required 10 or 21 quality indicators.

                In August 2007 CMS issued a final rule that increases the hospital inpatient DRG payment rates by the full market basket update of 3.3% for federal fiscal year 2008. However, in this final rule CMS also significantly restructured the inpatient prospective payment system to better account for patient severity, enacted a “behavioral monetary offset” to compensate for projected coding adjustments by hospitals which CMS expects to increase Medicare payments and expanded the number of quality measures that hospitals must report to qualify for the full market basket update in federal fiscal years 2008 and 2009. In an effort to ensure that payments reflect variations in patient acuity and reduce incentives to “cherry pick” profitable patients, the final rule creates 745 new severity-adjusted DRGs to replace the current system of 538 DRGs - a change that is expected to redistribute payments among hospitals but is not expected by CMS to change aggregate Medicare expenditures. However, in response to public comments objecting to the proposed one-year implementation timeline, CMS decided to phase in the new system over two years. Moreover, to account for anticipated coding adjustments by hospitals in the transition into the revised system which CMS expects to increase aggregate Medicare payments without a “real” increase in patient severity, CMS has imposed a 1.2% cut to its federal fiscal year 2008 inpatient payments and has proposed 1.8% reductions for both federal fiscal year 2009 and 2010. Also, the final rule requires that beginning October 1, 2007, hospitals will need to commence reporting whether any of eight conditions are present on admission and beginning in federal fiscal year 2009, cases involving these conditions will not be paid at higher rates unless the conditions were present on admission. Finally, the rule adds several additional quality measures to be reported by hospitals bringing to 27 the number that facilities must report in federal fiscal year 2008, and 28 in federal fiscal year 2009, in order to qualify for the full market basket update in federal fiscal years 2008 and 2009 rather than a 2% reduction to such update amount for failure to report all of such quality measures. We currently intend to submit the additional quality data required to receive the full 3.3% market basket update available in federal fiscal year 2008.

                In addition to DRG inpatient payments, in certain high-cost situations CMS makes additional payments to acute care hospitals, commonly referred to as “outlier payments”, for those DRG cases where the cost of the case exceeds the total DRG payments plus a fixed threshold amount. Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases.  During federal fiscal years 2001, 2002 and 2003, the CMS payments for outlier cases far exceeded the 5.1% set aside. As a result CMS increased the threshold amount from $16,350 at the end of federal fiscal year 2001, to $21,025 for 2002 and to $33,560 for 2003. Additionally, on June 9, 2003, CMS published a final rule substantially modifying the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive additional payments under the inpatient prospective payment system. For discharges occurring on or after October 1, 2003, outlier payments are based on either a provider’s most recent tentatively settled cost report or the most recent settled cost report, whichever is from the latest cost reporting period. Previously, outlier payments had been based on the most recent settled cost report, resulting in excessive outlier payments for some hospitals. The final rule requires, in most cases, the use of hospital-specific cost to charge ratios instead of a statewide ratio. Further, outlier payments may be adjusted retroactively to recoup any past outlier overpayments plus interest or to return any underpayments plus interest. We believe that these 2003 changes to the outlier payment methodology have not and will not have a material adverse effect on our business, financial position or results of operations. Indeed, we believe that as a result of these 2003 changes to the outlier payment methodology, CMS reduced the outlier threshold amounts to $31,000 for federal fiscal year 2004; to $25,800 for federal fiscal year 2005; to $23,600 for federal fiscal year 2006; but increased the threshold to $24,485 in federal fiscal year 2007 and again decreased the threshold in federal fiscal year 2008 to $22,650. Decreasing the outlier threshold amounts has and will increase both the number of our cases that qualify for outlier payments and the amount of payments for qualifying outlier cases, compared to the “peak” year of federal fiscal year 2003 when the threshold amount was $33,560. The most recent cost reports filed for each of our facilities as of June 30, 2005, 2006 and 2007 reflected outlier payments of $4.7 million, $5.9 million and $5.8 million for those respective cost report periods. These amounts represent 1.9%, 1.8% and 1.8% of our Medicare inpatient DRG reimbursements during those cost report years.

                In August 2005 CMS made certain DRG changes for federal fiscal year 2006 that decreased our reimbursement during our 2006 and 2007 fiscal years and will decrease our reimbursement in future years. The most significant change that decreased our Medicare reimbursement was that CMS greatly expanded the number of DRGs that are subject to CMS’ post-acute care transfer policy. This policy reduces payment to acute care hospitals when the patient is transferred after a short stay to a post-acute care setting that provides most of the patient’s care. The purpose of this policy is to protect Medicare from paying for the same care twice: once as part of a hospital’s payment for the DRG, and then as a separate payment to the post-acute facility. In federal fiscal year 2006, CMS proposed to increase the DRGs subject to the post-acute transfer policy from 30 to 231.  As a result of public comments, CMS reduced the number of DRGs subject to the policy to 182 from the original proposal of 231. However, CMS expanded the list to 192 DRGs in federal fiscal year 2007. The impact of these changes was not material to us during fiscal 2006 and 2007.

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

                All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit.  The APC payment rates were updated for calendar years 2005 and 2006 by the full market baskets of 3.30% and 3.70%, respectively. However, as a result of the expiration of additional payments for drugs that were being paid in calendar year 2005, for calendar year 2006 there was an effective 2.25% reduction to the market basket of 3.70%, resulting in a net market basket of 1.45%. For calendar year 2007, federal legislation provides for a full market basket update. In November 2006, CMS published a final rule to update outpatient prospective payment system payments for calendar year 2007 by 3.4%, which is the full market basket. However, after taking into account other factors that affect the level of payments, CMS estimated in its final rule that hospitals will receive an overall average increase of 3.0 percent in Medicare payments for outpatient department services in calendar 2007 due to other outpatient reimbursement changes which CMS made in its final rule. In addition, the final rule for calendar year 2007 announced a new initiative for the first time to tie payment rate increases to the reporting of quality measures beginning in 2009. In the approach adopted in the 2007 rule, hospitals that report quality measures for purposes of the update in the inpatient prospective payment system would receive a full update on outpatient payments as well.  Those hospitals required to report quality measures for inpatient services in order to receive the full inpatient update (such as our hospitals), but fail to do so, would receive the outpatient rate update minus 2.0 percentage points. On July 16, 2007, CMS issued a proposed rule with a 3.3% inflation update to the calendar year 2008 hospital outpatient payment rates. Following up on the new quality initiatives adopted in the final rule for calendar year 2007, the proposed rulewould require hospitals to report data on ten specific quality measures in order to receive the full outpatient payment update factor for calendar year 2009 and reiterated that the annual update factor for calendar year 2009 and forward would be reduced by 2.0 percentage points for hospitals that do not report these ten quality measures. In addition, in the proposed rule CMS is seeking public comment on a number of other quality measures that CMS is considering using in 2009 and future years.

                Hospitals that treat a disproportionately large number of low-income patients (Medicare and Medicaid patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of disproportionate share payments. CMS has recommended changes to the present formula used to calculate these payments. One recommended change would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. The Medicare Modernization Act increased disproportionate share payments effective April 1, 2004 for rural hospitals and some urban hospitals. During fiscal year 2007 all of our hospitals qualified for disproportionate share payments.

These Medicare disproportionate share payments as a percentage of patient service revenues were 0.9% for the fiscal year ended June 30, 2007.

                Rehabilitation Units

                Inpatient rehabilitation hospitals and designated units were fully transitioned from a reasonable cost reimbursement system to a prospective payment system for cost reporting periods beginning on or after October 1, 2002. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities and units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal years 2006 and 2007, CMS updated the payment rate for inpatient rehabilitation facilities and units by the full market basket rates of 3.6% and 3.3%, respectively. CMS announced in July 2007 that the update for federal fiscal year 2008 will be the full market basket rate of 3.2%. As of June 30, 2007 we operated three inpatient rehabilitation units within our acute care hospitals.

                Skilled Nursing Units

                Medicare historically reimbursed skilled nursing units within hospitals on the basis of actual costs, subject to limits. CMS has established a prospective payment system for Medicare skilled nursing units, under which units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under the new reimbursement system. As of June 30, 2007, we operated two skilled nursing units within our acute care hospitals.

                Psychiatric Units

                On November 15, 2004 CMS published a final regulation to implement a new Medicare prospective payment system for inpatient psychiatric hospitals and units. The new system replaced a cost-based payment system with a per diem prospective payment system for reporting periods beginning on or after January 1, 2005. The new system is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics.  The final rule included several provisions to ease the transition to the new payment system. For example, CMS is phasing in the new system over a three-year period so that full payment under the new system would not begin until the fourth year. Additionally, CMS has included in the final rule a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department which all of our units qualified for. In May 2007, CMS published its final rule for the annual increase to the federal component of the psychiatric prospective payment system per diem rate. This increase includes the effects of market basket updates resulting in a 3.2% increase in total payments for the psychiatric rate year of July 1, 2007 to June 30, 2008.

                At the current time we continue to believe that the new psychiatric payment system will not materially negatively impact our Medicare reimbursement in respect of our psychiatric units.  As of June 30, 2007, we operated seven psychiatric units within our acute care hospitals.

                Home Health

                On October 1, 2000, a prospective payment system became effective for home health services. The Benefits Improvement and Protection Act of 2000 delayed a 15.0% payment reduction for home health services, originally expected to take effect upon implementation of the prospective payment system, until October 1, 2002. The 15.0% payment reduction was adopted on October 1, 2002 and was included in the prospective payment system rates established for 2003. The Medicare Modernization Act established a Home Health prospective payment system update of 100% of the home health market basket through the first quarter of calendar 2004, 100% of the home health market basket minus 0.8% through calendar year 2006 and 100% of the home health market basket for 2007 and thereafter. As of June 30, 2007, we operated two entities providing home health services.

                Contractor Reform

                CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with the Medicare Modernization Act, CMS has begun implementation of contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”). CMS began selecting MACs in 2006 and plans to have all MACs selected by 2008. Hospital companies will have the option to work with the selected MAC in the jurisdiction where a given hospital is located or to use the MAC in the jurisdiction where the hospital company’s home office is located. These changes could impact claim processing functions and our resulting cash flows. We are unable, at the current time, to predict the impact that these changes could have, if any, to cash flows.

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

                The federal government and many states are currently considering altering the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs.

                Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures. DRA 2005, signed into law on February 8, 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. On January 18, 2007, CMS published a proposed rule entitled “Medicaid Program: Cost Limits for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership”. The proposed rule, if finalized, could significantly impact state Medicaid programs. It is uncertain if such rule will be finalized. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

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

                Managed Care and Other Private Insurers

                Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional volume, most of our hospitals offer discounts from established charges or prospective payment systems to these large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. However, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment rate increases of 4 to 12 percent from non-governmental managed care payers during fiscal year 2007, there can be no assurance that we will continue to receive increases in the future and that patient volumes from these payers will not be adversely affected by rate negotiations. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a slight increase in managed care utilization of inpatient days as a percentage of total inpatient days during the year ended June 30, 2007 compared to the year ended June 30, 2006.

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

                Self-pay accounts pose significant collectibility problems. At June 30, 2006 and 2007, approximately 11.2% and 13.2%, respectively, of our net accounts receivable are due from self-pay patients.  The majority of our provision for doubtful accounts relates to self-pay patients. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and enhancing and updating intake best practices for all of our hospitals. We developed hospital-specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the fiscal years ended June 30, 2006 and 2007, we deducted $71.1 million and $86.1 million of charity care from gross charges, respectively.

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

                We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2007, physicians owned interests in two of our free-standing surgery centers and five of our diagnostic imaging centers. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal health care programs, any of which could have a material adverse effect in our business, financial condition or results of operations.

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

                The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of no more than $329 in calendar 2007 and recruitment agreements.

                During 2002 and 2004 CMS issued two phases of interim final regulations implementing the Stark Law, which became effective on January 4, 2002 and July 26, 2004, respectively, and which created several additional exceptions. On July 2, 2007, CMS released a number of proposed and potentially far-reaching changes to the Stark Law regulations as part of its annual physician fee schedule update. These proposed Stark Law revisions would, among other things, prohibit certain “per click” leases and percentage compensation arrangements in hospital and physician arrangements, eliminate many “under arrangements” joint ventures and curtail use of the in-office ancillary services exception by physicians. It appears that the July 2007 proposed changes result from CMS's frustration with what it perceives as a growing number of arrangements that permit physicians to profit from their referrals of ancillary services, while side-stepping or working around existing Stark Law restrictions. CMS accepted comments on these proposed regulations until August 31, 2007, and commentators are predicting final regulations on these subject matters by December 31, 2007.

                On August 27, 2007, CMS released the final rule that constitutes the third phase (“Phase III”) of the rulemaking process relating to the Stark Law.  The Phase III regulations will be effective December 4, 2007. While the Phase III regulations did not create any new exceptions to the Stark Law, it contains many technical changes and nuanced details as well as many significant and substantive changes that will require all hospitals to revisit and possibly restructure many of their physician arrangements before the current terms of such arrangements expire. While these three phases of regulations help clarify the requirements of the exceptions to the Stark Law, it is still unclear how the government will enforce them in practice.

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

                Provisions in the Deficit Reduction Act of 2005 (“DRA”) that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal False Claims Act.

Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers. We have complied with the written policy requirements.

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

                Patient Safety and Quality Improvement Act of 2005

                On July 29, 2005, the President signed the Patient Safety and Quality Improvement Act of 2005, which has the goal of reducing medical errors and increasing patient safety. This legislation establishes a confidential reporting structure in which providers can voluntarily report “Patient Safety Work Product” (“PSWP”) to “Patient Safety Organizations” (“PSOs”). Under the system, PSWP is made privileged, confidential and legally protected from disclosure. PSWP does not include medical, discharge or billing records or any other original patient or provider records but does include information gathered specifically in connection with the reporting of medical errors and improving patient safety. This legislation does not preempt state or federal mandatory disclosure laws concerning information that does not constitute PSWP. PSOs will be certified by the Secretary of the DHHS for three-year periods after the Secretary develops applicable certification criteria. PSOs will analyze PSWP, provide feedback to providers and may report non-identifiable PSWP to a database. In addition, PSOs are expected to generate patient safety improvement strategies. We will monitor the progress of these voluntary reporting programs and we anticipate that we will participate in some form when the details are available.

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

                Healthcare Industry Investigations

                Significant media and public attention has focused in recent years on the hospital industry. In recent years, increased attention has been paid to hospitals with high Medicare outlier payments and to recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. Like other hospital companies, we have substantial Medicare, Medicaid and other governmental billings and we engage in various arrangements with physicians, which could result in scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the law in this area is complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. In public statements surrounding current investigations, governmental authorities have taken positions on a number of issues, including some for which little official interpretation previously has been available, that appear to be inconsistent with practices that have been common within the industry and that previously have not been challenged in this manner. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.

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

                While we are not currently aware of any material investigation of us under federal or state health care laws or regulations, it is possible that governmental entities may conduct investigations at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.

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

                We have a substantial amount of debt. As of June 30, 2007, we had $1,528.7 million of outstanding debt, excluding letters of credit and guarantees. This represented 73.2% of our total capitalization as of June 30, 2007. The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have significant repayment obligations under our outstanding indebtedness.

                Our substantial indebtedness could:

•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;

•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

•

make us vulnerable to increases in interest rates since $781.9 million of our borrowings under our senior credit facilities as of August 31, 2007 are, and additional borrowings may be, at variable interest rates;

•

our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins;

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

                We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and the senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Our revolving credit facility provides commitments of up to $250.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our revolving credit facility), of which $221.5 million was available for future borrowings as of September 15, 2007.  In addition, upon the occurrence of certain events, we may request an incremental term loan facility or facilities be added to our current senior credit facilities in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. We may in the future borrow all available amounts under the revolving credit facility, under the incremental term loan facility and in addition, we may borrow substantial additional indebtedness in the future under new debt agreements. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

                We are controlled by a small number of stockholders and they may have conflicts of interest with us in the future.

                We are controlled by our principal equity sponsors, and they have the ability to control our policies and operations. The interests of our principal equity sponsors may not in all cases be aligned with our interests. For example, our principal equity sponsors could cause us to make acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment in us, even though such transactions might reduce cash flows or capital reserves available to fund our debt service obligations. Additionally, our controlling shareholders are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, our principal equity sponsors may also pursue acquisitions that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our principal equity sponsors continue to own a significant amount of our equity interests, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.

Risks Related to our Business

                If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.

                Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including Medicare and Medicaid managed care plans, accounted for approximately 52% of our net patient revenues for the year ended June 30, 2007. Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide and a trend that may continue if the Medicare Modernization Act increases enrollment in Medicare managed care plans. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review, including the use of hospitalists, and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. Additionally, the trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.

                Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

                Approximately 35% of our net patient revenues for the year ended June 30, 2007 came from Medicare and Medicaid programs, excluding Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.

                On August 1, 2006, CMS announced a final rule that refines the DRG payment system by both transitioning to using estimated hospital costs rather than list charges to set payment rates and to more accurately account for the severity of a patient’s illness.  CMS announced that it is considering additional changes effective in federal fiscal year 2008. We cannot predict the impact that any such changes, if finalized, would have on our revenues. Future realignments in the DRG system could also reduce the margins we receive for certain specialties, including cardiology and orthopedics. In fact, the greater popularity of specialty hospitals in recent years has caused CMS to focus on payment levels for such specialties. Any such change in the payments received for specialty services could have an adverse effect on our revenues and could require us to modify our strategy. Other Medicare payment changes may also affect our revenues. See Item 1. “Business — Reimbursement.” DRG rates are updated and DRG weights are recalibrated each federal fiscal year. The index used to update the market basket gives consideration to the inflation experienced by hospitals and entities outside the health care industry in purchasing goods and services. Congressional legislation provides for DRG increases using the full market basket if data for certain patient care quality indicators is submitted quarterly to CMS, and using the market basket minus two percentage points if such data is not submitted. While we will endeavor to comply with all data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

                Since states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, a number of states have adopted, or are considering adopting, legislation designed to reduce their Medicaid expenditures. The Deficit Reduction Act of 2005, signed into law in February 2006, includes Medicaid cuts of approximately $4.8 billion over five years. In addition, proposed regulatory changes, if implemented, would reduce federal Medicaid funding by an additional $12.2 billion over five years. On January 18, 2007, CMS published a proposed rule entitled “Medicaid Program: Cost Limits for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership.” The proposed rule, if finalized, could significantly impact state Medicaid programs. It is uncertain if the rule will be finalized. States have also adopted, or are considering adopting, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

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

                In recent years, both the Medicare Program and several large managed care companies have changed our reimbursement to link some of their payments, especially their annual increases in payments, to performance of quality of care measures. We expect this trend to “pay-for-performance” to increase in the future. If we are unable to meet these performance measures, our results of operations and cash flow will be materially adversely affected.

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

                In 2005, CMS began making public performance data related to ten quality measures that hospitals submit in connection with their Medicare reimbursement. In February 2006, federal legislation was enacted expanding the number of quality measures that must be reported to 21, beginning with discharges occurring in the third quarter of 2006. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these 21 quality measures, patient volumes could decline. In addition, this legislation requires that CMS expand the number of quality measures in future years. In August 2007, CMS announced a final rule that expanded to 27 and 28 the number of quality measures that must be reported during federal fiscal years 2008 and 2009, respectively, in order to qualify for the full market basket update in those years. The additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

                Federal legislation passed in 2003 provided for an 18-month moratorium on the establishment of new specialty hospitals which expired on June 8, 2005. However, HHS suspended processing new provider enrollment applications for specialty hospitals until January 2006, creating, in effect, a new moratorium on specialty hospitals. Other legislation enacted in 2006 directed HHS to extend this enrollment suspension until the earlier of six months from the enactment of the legislation or the release of a report regarding physician owned specialty hospitals by HHS. On August 8, 2006, HHS issued its final report, in which it announced that it would resume processing and certifying provider enrollment applications. As a result of the moratorium being rescinded, we face additional competition from an increased number of specialty hospitals, including hospitals owned by physicians currently on staff at our hospitals. In addition, HHS announced that it will require all hospitals to disclose any physician ownership and certain financial arrangements with physicians. HHS has not yet finalized when it will begin collecting this data, the specific data that hospitals will be required to submit or which hospitals will be required to provide information although it issued for public comments a proposed Disclosure of Financial Relationship Report in May 2007 and said it would begin collecting information from an initial group of 500 hospitals soon after the public comment period on the Report expired on July 17, 2007.

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

                We may be subject to liabilities from claims brought against our facilities.

                We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been instituted or asserted against us, including those outside of the ordinary course of business like class actions and those in the ordinary course of business like malpractice lawsuits. Some of these actions may involve large claims as well as significant defense costs. (See “Item 3, “Legal Proceedings.”)

                We maintain professional and general liability insurance in amounts we believe are sufficient to cover claims arising out of the operations of our facilities. Some of the claims could exceed the scope of the coverage in effect or coverage of particular claims or damages could be denied.

                The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flows to a greater extent than during fiscal year 2007. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

                While we cannot predict the likelihood of future claims or inquiries, we expect that new matters may be initiated against us from time to time. Moreover, the results of current claims, lawsuits and investigations cannot be predicted, and it is possible that the ultimate resolution of these matters, individually or in the aggregate, may have a material adverse effect on our business (both in the near and long term), financial position, results of operations or cash flows.

                Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts.

                Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased from 10.8% during fiscal 2005, to 11.2% during fiscal 2006 and to 12.0% during fiscal 2007. Our self pay discharges as a percentage of total discharges increased from 3.1% during fiscal 2005 to 3.2% during fiscal 2006 to 3.7% during fiscal 2007. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in co-payment and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay volumes and revenues, our results of operations could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

                Our performance depends on our ability to recruit and retain quality physicians.

                Physicians generally direct the majority of hospital admissions. Thus, the success of our hospitals depends in part on the following factors:

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

                We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.

                An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours, and we may not be able to make suitable acquisitions on favorable terms. We may have difficulty obtaining financing, if necessary, for such acquisitions on satisfactory terms. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after closing and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party. In addition, we may not be able to effectively integrate any acquired facilities with our operations. Even if we continue to acquire additional facilities and/or enter into partnerships or affiliations with other healthcare service providers, federal and state regulatory agencies may constrain our ability to grow.

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

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-physician healthcare professionals. In the healthcare industry generally, including in our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In addition, to the extent that a significant additional portion of our employee base unionizes, or attempts to unionize, our labor costs could increase materially. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because approximately 87% of our net patient revenues for the year ended June 30, 2007, consisted of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

                The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities remains volatile. Successful malpractice or tort claims asserted against us, our physicians or our employees could materially adversely affect our financial condition and profitability.

                In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. Due to unfavorable pricing and availability trends, we created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred during the period June 1, 2002 to May 31, 2006, we maintain all of our professional and general liability insurance through this captive insurance subsidiary in respect of losses up to $10.0 million per occurrence. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and our captive subsidiary insures the next $1.0 million per occurrence. We have also purchased an umbrella excess policy for professional and general liability insurance for the period June 1, 2007 to May 31, 2008 with unrelated commercial carriers. This policy covers losses in excess of $10.0 million per occurrence up to $75.0 million, but is limited to total annual payments of $65.0 million in the aggregate. While premium prices have declined during the past several years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition could be materially adversely affected.

                In addition, physicians’ professional liability insurance costs in certain markets have dramatically increased to the point where some physicians are either choosing to retire early or leave those markets. If physician professional liability insurance costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volumes and revenues. Our hospitals may also incur a greater percentage of the amounts paid to claimants if physicians are unable to obtain adequate malpractice coverage.

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

                Among our operations as of June 30, 2007, five hospitals and various related healthcare businesses were located in San Antonio, Texas; five hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois;

and three hospitals and related healthcare businesses were located in Massachusetts. For the year ended June 30, 2007, our total revenues were generated as follows:

Year Ended June 30, 2007

San Antonio	31.2%
Massachusetts	19.8
Metropolitan Phoenix, excluding Phoenix Health Plan and Abrazo Advantage Health Plan	19.5
Metropolitan Chicago (1)	15.6
Phoenix Health Plan and Abrazo Advantage Health Plan	13.4
Other	0.5

____________________	100.0%
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

                For the year ended June 30, 2007, PHP generated approximately 11.7% of our total revenues. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective healthcare providers;
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences

                Our current contract with AHCCCS expires September 30, 2008 and is terminable without cause on 90 days’ written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. We plan to rebid for a new contract with AHCCCS in calendar 2008. We or our predecessors have had a contract with AHCCCS since October 1983. As other health plans attempt to enter the Arizona market, we may face increased competition. If we are unable to successfully rebid or compete for our contract with AHCCCS, or if our contract is terminated, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary cuts or other political factors, our results of operations could be adversely affected.

                For the year ended June 30, 2007, AAHP generated 1.7% of our total revenues. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible enrollees on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2007. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.

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

                Governmental healthcare programs, principally Medicare and Medicaid, accounted for 35% of our net patient revenues (excluding managed Medicare and Medicaid programs) for both of the years ended June 30, 2006 and 2007. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative changes have altered the method of payment for various services under the Medicare and Medicaid programs. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. DRA 2005 passed in February 2006 reduces federal funding for Medicare and Medicaid by approximately $11 billion over the next five years. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

                Controls designed to reduce inpatient services may reduce our revenues.

                Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.

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

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including most significantly nurses and other non-physician healthcare professionals. In the healthcare industry generally, including in our markets, the national shortage of nurses and other medical support personnel has become a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have voluntarily raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel.  In addition, union-mandated or state-mandated nurse-staffing ratios significantly affect not only labor costs, but may also cause us to limit patient admissions with a corresponding adverse effect on revenues if we are unable to hire the appropriate number of nurses to meet the required ratios. While we do not currently operate in any states with mandated nurse-staffing ratios, the states in which we operate could adopt mandatory nurse-staffing ratios at any time. In those instances where our nurses are unionized, it is our experience that new union contracts often impose significant new additional staffing ratios by contract on our hospitals. This was the case with the increased staffing ratios imposed on us in our recently negotiated new union contract with our nurses at Saint Vincent Hospital in Worcester, Massachusetts (which contract obtained union member ratification on or about February 16, 2007 by a vote of 349 to 6). In addition, to the extent that a significant additional portion of our employee base unionizes, or attempts to unionize, our labor costs could increase materially, especially if the newly unionized employees are nurses. If our labor costs continue to increase, we may not be able to raise our payer reimbursement levels to offset these increased costs, including the significantly increased costs that we will incur for wage increases and nurse-staffing ratios under our new union contract with our nurses at Saint Vincent Hospital.   Because substantially all of our net patient revenues consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

                Compliance with section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors’ confidence in our internal control over financial reporting.

                Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report beginning with fiscal 2008 and requires our auditors to opine on our internal control over financial reporting beginning with fiscal 2009. Compliance with these requirements, and any changes in our internal control over financial reporting in response to our internal evaluations, may be expensive and time-consuming and may negatively impact our results of operations. In addition, we cannot assure you that we will be able to meet the required deadlines for compliance with Section 404. Any failure on our part to meet the required compliance deadlines may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

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

                Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.

                We recently completed four major expansion projects at our hospitals and are still in the process of completing portions of two others. The total budgeted cost to construct these projects is currently estimated to be approximately $337.0 million. We have spent approximately $296.1 million of this budgeted amount as of June 30, 2007. Thus, we currently expect to incur approximately an additional $40.9 million in capital expenditures through fiscal 2009 related to completion of the construction of these projects.   In addition, we may decide to construct an additional hospital or hospitals in the future or construct additional major expansion projects. Our ability to complete construction of the remainder of these current construction projects on budget and on schedule or to construct new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:

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

                If the costs for construction materials and labor continue to rise, such increased costs could have an adverse impact on the return on investment relating to our expansion projects.

                The cost of construction materials and labor has significantly increased over the past year as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber due to multiple catastrophic hurricanes in the United States. As we continue to invest in modern technologies, emergency rooms and operating room expansions, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds our cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.

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

                In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Illinois and Massachusetts are the only states in which we currently own hospitals that have certificate of need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations in these states.

                If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

                Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2007, we had approximately $689.2 million of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our Chicago hospitals to their fair values. If the carrying value of our goodwill is further impaired, we may incur an additional material non-cash charge to earnings.

Additional Risk Factors

                See the additional risks related to our business in “Item 7 – Management’s Discussion and Analysis of Financial Conditions and Results of Operations – General Trends” which are incorporated by reference in this Item 1A as if fully set forth herein.

Available Information

                We currently voluntarily file certain reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K and quarterly reports on Form 10-Q. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports and other information we file electronically. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are also available free of charge on our internet website at www.vanguardhealth.com under “Investor Relations-SEC Filings-SEC Filings on the Edgar Database” as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. Please note that our website address is provided as an inactive textual reference only. Also, the information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this report.

Item 1B. Unresolved Staff Comments.

                Not applicable.

Item 2.    Properties.

                A listing of our owned acute hospitals is included in Item 1 of this report under the caption “Business-Our Facilities”. We also own or lease space for outpatient service facilities complementary to our hospitals and own and operate a limited number of medical office buildings (some of which are joint ventures) associated with our hospitals that are occupied primarily by physicians who practice at our hospitals. The most significant of these complementary outpatient healthcare facilities are two surgery centers in Orange County, California, five diagnostic imaging centers in metropolitan Phoenix, Arizona and a 50% interest in seven diagnostic imaging centers in San Antonio, Texas. Most of these outpatient facilities are in leased facilities, and the diagnostic imaging centers in San Antonio are owned and operated in joint ventures where we have minority partners.

                As of June 30, 2007, we leased approximately 40,500 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.

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

                Sherman Act Antitrust Class Action Litigation – Maderazo, et al v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al, Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006)

                On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys fees. Currently, the parties are producing documents relating to our efforts to defeat class certification in this suit. We believe that the allegations contained within this putative class action suit are without merit, and we intend to vigorously defend against the litigation.

                On the same date that this suit was filed against us in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals in those cities (none of such hospitals being owned by us). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against various hospitals in the Detroit, Michigan metropolitan area. Since representatives of the Service Employees International Union joined plaintiffs’ attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, we believe that SEIU’s involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio. The nurses in our hospitals in San Antonio are currently not members of any union.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of stockholders during the fourth quarter ended June 30, 2007.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                There is no established public trading market for our common stock.  At September 1, 2007, there were five holders of record of our common stock.  These holders are VHS Holdings LLC and four investment funds affiliated with Blackstone.

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

Item 6.    Selected Financial Data.

                The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2007 (including the predecessor and successor periods). The selected historical financial data as of and for the predecessor years ended June 30, 2003 and 2004, the combined predecessor and successor year ended June 30, 2005 and the years ended June 30, 2006 and 2007 were derived from our audited consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. Comparability of the selected historical financial and operating data has been impacted by the timing of acquisitions completed during fiscal 2003 and 2005. Dispositions completed during fiscal 2006 and 2007 have been excluded from all periods presented. See “Executive Overview” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Predecessor		Combined Basis Year Ended June 30, 2005	Year ended June 30, 2006	Year ended June 30, 2007	Predecessor July 1, 2004 through September 22, 2004	Successor September 23, 2004 through June 30, 2005

	Year Ended June 30,

	2003	2004

	(Dollars in millions, except Operating Data)
Statement of Operations Data:
Total revenues	$1,150.0	$1,583.1	$2,037.3	$2,418.6	$2,580.7	$397.9	$1,639.4
Costs and expenses:
Salaries and benefits (includes stock compensation of $0, $0.1, $97.4, $1.7, $1.2, $96.7 and $0.7, respectively)	480.3	633.5	909.2	991.4	1,067.9	248.2	661.0
Supplies	174.4	253.2	336.8	394.1	421.8	63.7	273.1
Medical claims expense	160.8	211.8	237.2	270.3	297.0	55.0	182.2
Provision for doubtful accounts	61.0	104.7	133.0	156.8	175.2	27.8	105.2
Other operating expenses	172.6	222.0	288.8	353.0	375.0	57.3	231.5
Depreciation and amortization	41.7	58.8	75.7	100.3	118.6	16.0	59.7
Interest, net	34.2	41.4	82.3	103.8	123.8	9.0	73.3
Debt extinguishment costs	—	4.9	62.2	0.1	—	62.2	—
Minority interests	0.7	(2.5)	(0.3)	2.6	2.6	(0.5)	0.2
Merger expenses	—	—	23.3	—	—	23.1	0.2
Impairment loss	—	—	—	—	123.8	—	—
Other expenses	(1.7)	(2.3)	3.6	6.5	0.2	0.4	3.2

Subtotal	1,124.0	1,525.5	2,151.8	2,378.9	2,705.9	562.2	1,589.6

Income (loss) from continuing operations before income taxes	26.0	57.6	(114.5)	39.7	(125.2)	(164.3)	49.8
Income tax expense (benefit)	10.2	21.9	(34.7)	16.2	(11.6)	(52.2)	17.5

Income (loss) from continuing operations	15.8	35.7	(79.8)	23.5	(113.6)	(112.1)	32.3
Income (loss) from discontinued operations, net of taxes	1.1	4.4	1.7	(10.6)	(19.1)	1.4	0.3

Net income (loss)	16.9	40.1	(78.1)	12.9	(132.7)	(110.7)	32.6
Preferred dividends	(2.8)	(4.0)	(1.0)	—	—	(1.0)	—

Net income (loss) attributable to common stockholders	$14.1	$36.1	$(79.1)	$12.9	$(132.7)	$(111.7)	$32.6

Balance Sheet Data:
Assets	$1,226.9	$1,427.8	$2,471.7	$2,650.5	$2,531.4		$2,471.7
Long-term debt, including current portion	479.4	623.5	1,357.1	1,519.2	1,528.7		1,357.1
Payable-in-Kind Preferred Stock	57.0	61.0	—	—	—		—
Working capital	37.1	162.7	77.7	193.0	156.4		77.7

Other Financial Data:
Capital expenditures	$87.6	$136.1	$224.2	$275.5	$164.3	$27.1	$197.1
Cash provided by operating activities	117.7	109.0	201.8	149.3	123.3	78.8	123.0
Cash used in investing activities	(344.0)	(225.1)	(324.3)	(245.4)	(118.5)	(50.0)	(274.3)
Cash provided by (used in) financing activities	198.1	139.0	151.6	140.5	(8.3)	(20.0)	171.6

Operating Data-continuing operations: (unaudited)
Number of hospitals at end of period	11	12	15	15	15
Number of licensed beds at end of period (a)	3,066	3,133	3,907	3,937	4,143
Discharges (b)	93,144	126,356	147,798	162,446	166,873
Adjusted discharges - hospitals (c)	137,409	186,464	231,322	261,422	265,448
Net revenue per adjusted discharge – hospitals (d)	$6,305	$6,455	$6,859	$7,332	$7,798
Patient days (e)	382,923	519,589	623,333	701,307	721,832
Adjusted patient days – hospitals (f)	564,899	766,760	975,593	1,128,603	1,148,233
Average length of stay (days) (g)	4.1	4.1	4.2	4.3	4.3
Outpatient surgeries (h)	43,536	54,180	67,944	76,437	76,606
Emergency room visits (i)	326,200	430,794	504,172	554,250	572,946
Occupancy rate (j)	45.9%	45.5%	48.5%	49.2%	48.4%
Average daily census (k)	1,049	1,420	1,708	1,921	1,978
Member lives (l)	130,700	142,200	146,700	146,200	145,600
Medical claims expense percentage (m)	73.5%	72.1%	71.1%	72.1%	74.0%

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

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

Item 7.    Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

                The following discussion and analysis of our financial condition and results of operations covers periods both prior to and subsequent to the Merger (as discussed below). Accordingly, the discussion and analysis of certain historical periods do not reflect the significant impact of the Merger. We have presented the information for the year ended June 30, 2005 on a predecessor period and successor period combined basis to facilitate meaningful comparisons of those operating results to the years ended June 30, 2006 and June 30, 2007. You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under “Item 6. Selected Financial Data.”

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

Executive Overview

                As of June 30, 2007, we owned and operated 15 hospitals with a total of 4,143 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. We acquired our three Massachusetts hospitals on December 31, 2004 from subsidiaries of Tenet Healthcare Corporation for $87.7 million cash. We funded the acquisition and subsequent working capital buildup and capital expenditure projects at the Massachusetts hospitals primarily by borrowing a total of $150.0 million of delayed draw term loans during fiscal 2005. On March 8, 2006, we sold our medical office buildings in California to a third-party buyer for approximately $28.7 million. On October 1, 2006, we sold our three California hospitals with combined 491 licensed beds to subsidiaries of Prime Healthcare, Inc. for a base purchase price of $44.0 million, prior to adjustments for working capital items included in the sale and transaction expenses.  The operating results of the California hospitals and medical office buildings are classified as discontinued operations in our consolidated statements of operations for all periods presented. In June 2007, we ceased providing acute care services at Phoenix Memorial Hospital (“PMH”) and began leasing certain floors of the building to various third party healthcare providers. As a result, the acute care operating results of PMH are also classified as discontinued operations in our consolidated statements of operations for all periods presented.

                As of June 30, 2007, we also owned three health plans as set forth in the following table.

Health Plan	Location	June 30, 2007 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	98,300
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,400
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	43,900

		145,600

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

Merger Transaction

                On September 23, 2004, The Blackstone Group and certain of its affiliates (collectively “Blackstone”) purchased approximately 66% of our equity interests (the “Merger”). Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively “MSCP”) and certain of our senior members of management and other shareholders (collectively the “Rollover Management Investors”) purchased the remaining 34% of our equity interests. The transaction was treated as a leveraged buyout purchase for accounting purposes. In connection with the Merger, we repaid $299.0 million of our outstanding $300.0 million 9.75% senior subordinated notes (we repaid the remaining $1.0 million in October 2005), our outstanding $17.6 million 8.18% subordinated notes and the $300.0 million Term B loans outstanding under our 2004 senior secured credit facility.  We financed the Merger by issuing $575.0 million of 9.0% senior subordinated notes (the “9.0% Notes”), by issuing 11.25% senior discount notes (the “11.25% Notes”) having an aggregate principal amount at maturity of $216.0 million, by borrowing $475.0 million of initial Term B loans under new senior secured credit facilities (the “merger credit facilities”) and with equity proceeds totaling approximately $749.0 million (valued at approximately $635.7 million for accounting purposes).  Certain members of senior management also purchased $5.7 million of the equity incentive units in VHS Holdings LLC.  The merger credit facilities include a $250.0 million revolving credit facility, of which $31.6 million of capacity was utilized for letters of credit (with no outstanding borrowings) as of June 30, 2007.  The merger credit facilities also included $325.0 million in delayed draw term loan facilities, which were drawn at various times during fiscal 2005 and 2006.

Operating Environment

                The operating environment for hospital management companies is undergoing a significant change that presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must adapt our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require changing our previous business model that focused primarily on service expansion to improve revenues and economies of scale to reduce expenses.  These strategies remain important but will now become subsets of a corporate strategy focused on quality of care.  As consumers become more involved in their healthcare decisions, perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care.  The following paragraphs discuss some of the new challenges that we currently face and that we expect to become more prominent during the foreseeable future.  We believe that if we implement a corporate strategy focused on quality of care, then we can meet each of these challenges and become a provider of choice in the communities we serve.

                Pay for Performance Reimbursement

                Many payers, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2008, Medicare expanded the number of quality measures to be reported to 27 from 21 during 2007 and 10 during 2006. These measures include risk-adjusted outcomes measures such as 30-day mortality measures for patients who suffered a heart attack, heart failure or pneumonia; additional measures related to patients who undergo surgical procedures such as hospital-acquired infections data; and several patient satisfaction indicators.  Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than the Medicare requirements.  We have invested and will continue to invest significant capital to upgrade our clinical information systems to enable us to report these quality measures.

                While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. For example, on April 13, 2007, CMS proposed reforms in the hospital inpatient prospective payment system that would implement a provision of the Deficit ReductionAct of 2005 (“DRA”) that takes the first steps towardpreventing Medicare from giving hospitals higher payment for theadditional costs of treating a patient that acquires a condition(including an infection) during a hospital stay. The DRA required CMS to select at least two conditions that are (1) high cost, high volume or both; (2) assigned to a higher payingDRG when present as a secondary diagnosis; and (3) are reasonablypreventable through application of evidence-based guidelines. These rules were adopted in August 2007. Under the rules, beginning in federal fiscal year 2009 (which commences October 1, 2008) cases with these conditions would not be paid at a higher DRG unless they were present on admission. The rules identify eight conditions, including three serious preventable events (sometimes called “never events”) that meet the statutory criteria. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.

                Physician Integration

                Our ability to attract skilled physicians to our hospitals is critical to our success. We have significant physician recruitment goals in place with primary emphasis on family practice and internal medicine, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. Similar to previous strategies, physician employment and relocation incentives remain important. However, the perceived quality of care at our hospitals will become even more important to physicians. Similar to hospital reimbursement, plans are being developed to transform physician reimbursement to a pay for performance basis. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.

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

                Nursing Salaries Pressures

                In order to demonstrate high quality services, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our quality of care initiatives. Given the nationwide nursing shortage and the particular limited nursing availability in the Phoenix area, we expect continued pressure on nursing salaries and benefits. These pressures include higher than normal base wage increases, flexible working hours and other benefits and higher nurse to patient ratios necessary to improve quality of care. Quality of care initiatives also require additional nurse training programs that increase salaries and benefits costs. We will incur significant training costs as nurses learn to utilize our new information technology tools that allow us to monitor and report quality performance indicators. Becoming the employer of choice for nurses requires upfront human resource investments that could negatively affect operating results in the short-term. We may also be limited in our ability to adjust staffing levels in periods of lower than expected volumes. However, reducing turnover and improving the skill sets of our nurses will reduce our reliance on contract labor and result in improved quality of care and increased revenues in the long-term.

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

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program. The SHP trains approximately 450 students each year, the majority of which have historically chosen permanent employment with us. SHP experienced an enrollment growth of over 30% for fall 2006 compared to fall 2005 and expects enrollment to increase slightly in fall 2007.  Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students. SHP enrollment includes approximately 80 students in our metropolitan Phoenix market that are trained using state of the art distance learning technology maximizing utilization of SHP instructors. Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time. Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be materially adversely impacted.

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

•	Monthly review of the 21 quality indicators prescribed by CMS for federal fiscal year 2007 with plans to expand to 27 during our fiscal 2008
•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care
•	Hourly nursing rounds in place at most of our hospitals
•	Engagement of an external group to conduct unannounced mock JCAHO surveys
•	Alignment of hospital management incentive compensation with quality performance indicators
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement
•	Common information system in place at all hospitals to report quality indicators
•

Common information system at departmental level to achieve efficiencies in delivering care and to feed data to the common reporting system (partially implemented, with all modules to be operational by the end of fiscal 2009)

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate payment rates for these services with third party payers.  During the year ended June 30, 2007, we experienced a 2.7% increase in discharges from continuing operations and a 1.5% increase in hospital adjusted discharges from continuing operations compared to the prior year. The following table provides details of discharges from continuing operations by payer for the years ended June 30, 2005, 2006 and 2007.

	Year ended June 30,

	2005		2006		2007

Medicare	45,383	30.7%	47,352	29.2%	46,452	27.8%
Medicaid	17,634	11.9%	20,514	12.6%	22,518	13.5%
Managed care	78,767	53.3%	87,910	54.1%	90,399	54.2%
Self pay	4,519	3.1%	5,169	3.2%	6,181	3.7%
Other	1,495	1.0%	1,501	0.9%	1,323	0.8%

Total	147,798	100.0%	162,446	100.0%	166,873	100.0%

                We attribute the modest growth in discharges from continuing operations during 2007 to stagnant demand for inpatient healthcare services. Additionally, decreases in certain subacute services as a result of regulatory changes and reduced demand for elective procedures as a result of changes in patient insurance coverage continue to weaken inpatient and outpatient volumes. We expect our volumes to improve more significantly over the long-term as a result of quality initiatives, service expansion initiatives and our market-driven management strategies. We also expect that as we fully implement our significant expansion projects, patient volumes will improve at those facilities where growth was previously constrained by physical plant limitations and patient throughput inefficiencies. However, the success of our growth initiatives is dependent upon maintaining the community’s confidence in our services and staying ahead of the competition in the markets we serve.  Continued weakened demand for hospital healthcare services could negate these growth initiatives in the short-term.

                The majority of our patient service revenues are based on negotiated, per diem or pre-determined payment structures.  Our facilities’ gross charges typically do not reflect what the facilities are actually paid.  In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues.  Net patient revenues per adjusted hospital discharge from continuing operations increased 6.4% from $7,332 during the year ended June 30, 2006 to $7,798 during the year ended June 30, 2007.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements.

                During the year ended June 30, 2007, we recorded $11.6 million of revenues for payments received in April 2007 under the Bexar County, Texas upper payment limit (“UPL”) Medicaid payment program that relate to services provided during fiscal years 2005 and 2006. The UPL payment also positively impacted loss from continuing operations before income taxes by $5.9 million during the year ended June 30, 2007 related to services provided in fiscal years 2005 and 2006. The UPL revenues attributable to prior fiscal years represented 0.6% of the 6.4% period over period increase in net patient revenues per adjusted hospital discharge.

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

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of June 30, 2007, approximately 3,400 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership increased to approximately 98,300 at June 30, 2007 compared to approximately 96,700 at June 30, 2006. Premium revenues from these three plans increased by $26.4 million or 7.0% during the year ended June 30, 2007 compared to the prior year.  This increase resulted primarily from the increased per member per month reimbursement from owning AAHP during the full twelve months of fiscal 2007. PHP also experienced period over period increased per member per month reimbursement as a result of a rate increase that went into effect on October 1, 2006. We do not anticipate a significant increase in membership for our health plan reporting segment during our fiscal year ending June 30, 2008 but could realize significant membership increases during future fiscal years.  In September 2007, the Arizona Health Care Cost Containment System (“AHCCCS”) exercised its final one-year renewal option under its contract with PHP that commenced on October 1, 2003, which extended the current contract through September 30, 2008. The Centers for Medicare and Medicaid Services (“CMS”) renewed its contract with AAHP for a one-year period effective January 1, 2007.  Should the PHP contract terminate, our future operating results and cash flows could be materially reduced.

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

June 30, 2005	0-90 days	91-180 days	Over 180 days	Total

Medicare	$95.9	$5.5	$2.3	$103.7
Medicaid	43.1	12.1	7.3	62.5
Managed Care	204.1	21.2	10.1	235.4
Self Pay(1)	53.8	45.4	10.0	109.2
Other	17.8	6.0	1.8	25.6

Total(2)	$414.7	$90.2	$31.5	$536.4

June 30, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	$93.7	$5.4	$3.5	$102.6
Medicaid	40.6	11.6	7.2	59.4
Managed Care	208.6	24.0	11.9	244.5
Self Pay(1)	58.8	51.7	11.9	122.4
Other	14.7	5.3	2.3	22.3

Total(2)	$416.4	$98.0	$36.8	$551.2

June 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	$81.1	$3.2	$2.9	$87.2
Medicaid	40.4	10.7	5.5	56.6
Managed Care	205.1	21.7	15.3	242.1
Self Pay(1)	64.8	58.5	15.2	138.5
Other	9.6	3.2	2.3	15.1

Total(2)	$401.0	$97.3	$41.2	$539.5

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

	June 30, 2006	June 30, 2007

	(In millions)

Accounts receivable per aging report	$551.2	$539.5
Less: Allowance for doubtful accounts	(103.5)	(113.2)
Less: Manual contractual allowances for unbilled patient accounts	(118.4)	(97.8)
Less: Manual contractual allowances for certain billed patient accounts	(22.5)	(26.3)
Less: Unposted cash receipts and other	(12.7)	(14.9)

Net accounts receivable reflected on the consolidated balance sheets	$294.1	$287.3

                Our combined allowance for doubtful accounts and allowance for charity care on a consolidated basis covered 93.4% and 91.4% of self-pay accounts receivable as of June 30, 2006 and 2007, respectively. Our combined allowance for doubtful accounts and allowance for charity care from continuing operations covered 93.2% and 87.5% of self-pay accounts receivable from continuing operations as of June 30, 2006 and June 30, 2007, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts and charity care.  The increase in self-pay accounts receivable results from a combination of factors including price increases, increased patient volumes, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs.  We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients.  Our upfront cash collections from continuing operations increased 14.4% during the year ended June 30, 2007 compared to the prior year.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We deducted $51.0 million, $71.1 million, and $86.1 million of charity care from total revenues during the years ended June 30, 2005, 2006 and 2007, respectively.  During fiscal 2006, we began tracking healthcare services provided to undocumented aliens that qualify for border funding reimbursement and recording those costs as charity care deductions. Until December 2006, border funding payments received were recorded as a decrease to charity deductions when received. In December 2006, we began recording a receivable representing estimated future border funding receipts based upon our historical ratio of payments received to claims filed. As of June 30, 2007, this receivable balance was $2.1 million. Since the program’s inception in May 2005 through June 30, 2007, we have collected $2.9 million in border funding payments. We continually update the estimated receivable as new payment data is received. Revenue deductions for services provided to border funding patients, net of payments received and accrued, accounted for $10.5 million and $19.4 million of our charity care deductions during the years ended June 30, 2006 and 2007.

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

                Volatility of Professional Liability Costs

                We maintained professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of our professional and general liability insurance is sensitive to the volume and severity of cases reported.  Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago resulting in physicians relocating to different geographic areas.  In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians.  On the other hand, some states, including Texas and Illinois, have passed tort reform legislation to place limits on non-economic damages.  While we have taken multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

                Increased Cost of Compliance in a Heavily Regulated Industry

                We conduct business in a heavily regulated industry. Accordingly, we maintain a comprehensive, company-wide compliance program to address healthcare regulatory and other compliance requirements.  This compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees, annual fraud and abuse audits and annual coding audits.  The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee.  Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program.  During fiscal 2006, we established regional compliance officers in our markets and staffed the new positions with compliance professionals 100% dedicated to compliance duties.  The financial resources necessary for program oversight, enforcement and periodic improvements to our program continue to grow, especially when we add new features to our program or engage external resources to assist with these highly complex matters.

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

                Revenues and Revenue Deductions

                We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, contractual adjustments are applied to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems. However, in some cases we record an estimated allowance until we receive payment. We derive most of our patient service revenues from healthcare services provided to patients with Medicare or managed care insurance coverage. During the years ended June 30, 2005, 2006 and 2007, combined Medicare and managed care revenues accounted for approximately 77% to 80% of net patient revenues. For those same periods, Medicaid revenues accounted for approximately 7% to 9% of net patient revenues.  Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of our patient service revenues, either on a gross or net basis.

                Medicare regulations and our principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from our estimates. We make our estimates of amounts owed to or receivable from the Medicare program using the best information available to us and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. During the years ended June 30, 2005, 2006 and 2007, we recorded increases to patient service revenues and income from continuing operations before income taxes of $5.8 million, $8.6 million and $6.3 million, respectively, related to changes in estimated third party settlements. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.  We believe that future adjustments to our current third party settlement estimates will not significantly impact our results of operations or statement of position.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2005, 2006 and 2007, we deducted $51.0 million, $71.1 million and $86.1 million of charity care from revenues, respectively.

                We had premium revenues of $333.5 million, $375.0 million and $401.4 million during the years ended June 30, 2005, 2006 and 2007, respectively.  Our health plans have agreements with AHCCCS, CMS and various health maintenance organizations (“HMOs”) to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage level of enrollees in PHP and AAHP.  Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services, with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as liabilities to fund future healthcare costs or else repaid to the government.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of outstanding receivables is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 26.0% and 28.3% of accounts receivable, net of contractual discounts, as of June 30, 2006 and 2007, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. As of June 30, 2007, we estimated the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 180 days subsequent to discharge date plus a pre-determined percentage of accounts receivable due from patients less than 180 days old. Effective July 1, 2007, we will transition to a policy that reserves 100% of all accounts greater than 365 days subsequent to discharge date plus 85% of uninsured accounts less than 365 days old plus 40% of self-pay after insurance/Medicare less than 365 days old. We adjust our estimate as necessary on a quarterly basis using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also monitor cash collections and self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our future operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state. We have historically been successful in qualifying approximately 50%-55% of submitted accounts for Medicaid coverage. As of June 30, 2007, we had approximately $12.0 million of Medicaid pending accounts receivable from continuing operations ($3.5 million of which was stated at gross charges with a manual contractual allowance and $8.5 million of which was stated net of contractual discounts). In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to uninsured status and subjected to our allowance for doubtful accounts policy. During the year ended June 30, 2007, approximately $13.2 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to uninsured status. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction. During the year ended June 30, 2007, we recorded approximately $6.4 million of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

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

                The following tables summarize our professional and general liability and workers compensation reserve balances as of June 30, 2006 and 2007 and our total provision for professional and general liability and workers compensation losses and related claims payments (including discontinued operations) during the years ended June 30, 2005, 2006 and 2007, respectively.

	Professional and General Liability	Workers Compensation

	(In millions)
Reserve balance:
June 30, 2006	$ 58.8	$15.3
June 30, 2007	$ 64.6	$18.5

Provision for claims losses:
Fiscal Year 2005	$ 18.8	$11.3
Fiscal Year 2006	$ 21.0	$8.9
Fiscal Year 2007	$ 20.2	$9.4

Claims paid:
Fiscal Year 2005	$ 9.2	$6.4
Fiscal Year 2006	$ 12.7	$6.4
Fiscal Year 2007	$ 14.4	$6.2

                We use actuarial information to estimate our reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to: 1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial estimates are dependent on multiple variables including our loss exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in our estimates. We adjust these reserves from time to time as we receive updated information. During fiscal 2006 and 2007, due to changes in historical loss trends, we decreased our professional and general liability reserve related to prior fiscal years by $6.9 million and $4.5 million, respectively. During fiscal 2005, we increased our workers compensation reserve related to prior fiscal years by $2.0 million. Fiscal 2006 and 2007 adjustments to the workers compensation reserve related to prior years were not significant. Given the fact that we have operated our hospitals for relatively short periods of time, we expect that additional adjustments to prior year estimates may occur as our reporting history and loss portfolio matures.

                The actuarial information includes a best estimate of IBNR using statistical confidence levels that we deem adequate. Using a higher statistical confidence level would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels.

	Professional and General Liability	Workers Compensation

	(In millions)
June 30, 2006 reserve:
As reported	$ 58.8	$15.3
With 75% Confidence Level	$ 69.4	$16.1
With 90% Confidence Level	$ 80.0	$16.7

June 30, 2007 reserve:
As reported	$ 64.6	$18.5
With 75% Confidence Level	$ 76.9	$20.8
With 90% Confidence Level	$ 88.9	$22.6

                Medical Claims Reserves

                During the years ended June 30, 2005, 2006 and 2007, medical claims expense was approximately $237.2 million, $270.3 million and $297.0 million, respectively, primarily representing medical claims of PHP and AAHP.  We estimate our reserve for medical claims using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees and the enrollee’s county of residence. The reserve for medical claims, including incurred but not reported claims, for our health plans was approximately $44.0 million and $57.2 million as of June 30, 2006 and 2007, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2005, 2006 and 2006, approximately $36.6 million, $40.0 million and $34.2 million, respectively, of accrued and paid claims for services provided to our health plan enrollees by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by enrollees in our health plans.

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

                We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The factors used in this determination include the following:

                • Cumulative losses in recent years
                • Income/losses expected in future years
                • Unsettled circumstances that, if favorably resolved, would adversely affect future operations
                • Availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits
                • Carryforward period associated with the deferred tax assets and liabilities
                • Prudent and feasible tax planning strategies

In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse impact on our consolidated financial condition, results of operations or cash flows.

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

                We have recently experienced gradual changes to the business climate at our Chicago hospitals, the most significant being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. We believe that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, we performed an impairment test of the long-lived assets of these hospitals under SFAS 144 and SFAS 142 effective December 31, 2006. Based upon an independent third party fair value estimate, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge during fiscal 2007. The independent third party fair value estimate was developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, we reduced goodwill for our acute care services segment $123.8 million. Further reductions in the fair value of our hospitals could materially adversely impact our financial position and results of operations.

                We completed our annual goodwill impairment test during the fourth quarter of fiscal 2007 noting no impairment.  However, two of our reporting units, with combined goodwill of $140.0 million, will require continual monitoring during fiscal year 2008 due to the sensitivity of the projected operating results of these reporting units to the goodwill impairment analysis. If projected future cash flows become less favorable than those projected by management, impairments may become necessary that could have a material adverse impact on our financial position and results of operations.

Selected Operating Statistics

                The following table sets forth certain operating statistics for the periods indicated below.

	Year Ended June 30,

Actual:	2005	2006	2007

Number of hospitals at end of period	15	15	15
Number of licensed beds at end of period	3,907	3,937	4,143
Discharges (a)	147,798	162,446	166,873
Adjusted discharges - hospitals (b)	231,322	261,422	265,448
Net revenue per adjusted discharge-hospitals (c)	$6,859	$7,332	$7,798
Patient days (d)	623,333	701,307	721,832
Adjusted patient days-hospitals (e)	975,593	1,128,603	1,148,233
Average length of stay (days) (f)	4.2	4.3	4.3
Outpatient surgeries (g)	67,944	76,437	76,606
Emergency room visits (h)	504,172	554,250	572,946
Occupancy rate (i)	48.5%	49.2%	48.4%
Average daily census (j)	1,708	1,921	1,978
Member lives (k)	146,700	146,200	145,600
Medical claims expense percentage (l)	71.1%	72.1%	74.0%

	Year ended June 30,

Same hospital:	2005	2006

Number of hospitals at end of period	12	12
Total revenues (in millions) (m)	$1,797.1	$1,931.0
Patient service revenues (in millions) (n)	$1,463.6	$1,551.8
Discharges (o)	130,777	130,229
Average length of stay (days) (p)	4.1	4.2
Patient days (q)	541,244	552,562
Adjusted discharges-hospitals (r)	197,832	197,203
Adjusted patient days-hospitals (s)	818,764	836,732
Net revenue per adjusted discharge-hospitals (t)	$6,873	$7,378
Outpatient surgeries (u)	58,104	56,764
Emergency room visits (v)	447,257	441,847

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

Results of Operations

                The following tables present a summary of our operating results for the respective periods shown.

	Year Ended June 30,

	2005		2006		2007

	Amount	%	Amount	%	Amount	%

Actual:	(Dollars in millions)

Patient service revenues	$1,703.8	83.6%	$2,043.6	84.5%	$2,179.3	84.4%
Premium revenues	333.5	16.4	375.0	15.5	401.4	15.6

Total revenues	2,037.3	100.0	2,418.6	100.0	2,580.7	100.0
Salaries and benefits (includes stock compensation of $97.4, $1.7 and $1.2 respectively)	909.2	44.6	991.4	41.0	1,067.9	41.4
Supplies	336.8	16.5	394.1	16.3	421.8	16.3
Medical claims expense	237.2	11.7	270.3	11.2	297.0	11.5
Provision for doubtful accounts	133.0	6.5	156.8	6.5	175.2	6.8
Other operating expenses	288.8	14.2	353.0	14.6	375.0	14.5
Depreciation and amortization	75.7	3.7	100.3	4.1	118.6	4.6
Interest, net	82.3	4.0	103.8	4.3	123.8	4.8
Debt extinguishment costs	62.2	3.1	0.1	0.0	–	0.0
Merger expenses	23.3	1.1	–	0.0	–	0.0
Impairment loss	–	0.0	–	0.0	123.8	4.8
Other expenses	3.3	0.2	9.1	0.4	2.8	0.1

Income (loss) from continuing operations before income taxes	(114.5)	(5.6)	39.7	1.6	(125.2)	(4.8)
Provision for income taxes	(34.7)	(1.7)	16.2	0.7	(11.6)	(0.4)

Income (loss) from continuing operations	(79.8)	(3.9)	23.5	0.9	(113.6)	(4.4)
Income (loss) from discounted operations, net of taxes	1.7	0.0	(10.6)	(0.4)	(19.1)	(0.7)

Net income (loss)	$(78.1)	(3.9)%	$12.9	0.5%	$(132.7)	(5.1)%

	Year Ended June 30,

	2005		2006

	Amount	%	Amount	%

Same hospital:	(Dollars in millions)

Patient service revenues	$1,463.6	81.4%	$1,556.0	80.6%
Premium revenues	333.5	18.6	375.0	19.4

Total revenues	1,797.1	100.0	1,931.0	100.0
Salaries and benefits (includes stock compensation of $97.4 and $1.7, respectively)	782.7	43.6	732.2	37.9
Supplies	292.9	16.3	298.4	15.5
Medical claims expense	237.2	13.2	270.3	14.0
Provision for doubtful accounts	120.8	6.7	140.9	7.3
Other operating expenses	249.6	13.9	281.7	14.6
Depreciation and amortization	70.6	3.9	86.1	4.4
Interest, net	82.3	4.6	103.8	5.4
Debt extinguishment costs	62.2	3.4	0.1	0.0
Merger expenses	23.3	1.3	–	0.0
Other expenses	3.4	0.2	9.6	0.5

Income (loss) from continuing operations	(127.9)	(7.1)	7.9	0.4
Income (loss) from discounted operations, net of taxes	1.7	0.1	(10.6)	(0.5)

Loss before income taxes	$(126.2)	(7.0)%	$(2.7)	(0.1)%

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

                Revenues.  Patient service revenues increased by 6.6% year over year primarily as a result of a 6.4% increase in patient revenues per adjusted hospital discharge and a 1.5% increase in adjusted hospital discharges. Outpatient volumes increased year over year with outpatient surgeries increasing 0.2% and emergency room visits increasing 3.4%. However, much of the year over year revenues improvement related to low acuity services provided to uninsured and Medicaid patients. Self-pay and Medicaid discharges increased 19.6% and 9.8%, respectively, year over year, while combined Medicare, managed care and commercial discharges were relatively flat year over year. We also continued to generate a lot of our inpatient stays from emergency room activity. We attribute this payer mix shift to the continued rising cost of healthcare insurance that has forced many people to go uninsured or else participate in a plan with higher deductibles and coinsurance.  Additionally, we face continued intense competition from other hospitals to recruit and retain the best physicians to practice in their facilities. In order to improve our operating results, we must increase our elective inpatient and outpatient business to counterbalance the shift in payer mix we have experienced during fiscal 2007. We expect that our service mix and physician initiatives and our recently completed hospital expansion projects will positively impact our payer mix and acuity in the short-term. We believe our quality initiatives will be the catalyst for long-term revenue growth especially given the forecasted population growth for most of the markets in which we operate. However, environmental factors outside our control, including patient demand, payer pressures and increased competition could limit our future revenue growth.

                Premium revenues increased by 7.0% during fiscal 2007 primarily as a result of having AAHP operations for the full fiscal year. Per member per month reimbursement rates are significantly higher under AAHP than under the traditional AHCCCS Medicaid program. Per member per month reimbursement for PHP also increased effective October 1, 2006, and PHP supplemental revenues increased year over year. Total average membership in PHP and AAHP decreased slightly from approximately 100,300 during fiscal 2006 to approximately 99,500 during fiscal 2007.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes and discontinued operations, were $2,705.9 million or 104.8% of total revenues during fiscal 2007 compared to 98.4% during fiscal 2006. Fiscal 2007 costs and expenses were negatively impacted by the impairment loss related to our Chicago hospitals and significant increases in net interest and depreciation and amortization. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent our most significant individual costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues increased to 41.4% during fiscal 2007 from 41.0% during fiscal 2006 primarily as a result of salaries and benefits pressures in our Phoenix market. The national nursing shortage has been particularly challenging in Phoenix during the past few years. Our salaries and benefits at our Phoenix hospitals increased by 2.5% of patient service revenues year over year primarily due to a 6.5% year over year increase in total hospital employed and contract labor full-time equivalents and the limited revenue growth previously discussed. We were successful in building our employed nurse workforce in Phoenix and decreasing our dependence on contract labor in light of the nursing shortage. We believe this transition will allow us to implement our quality initiatives more quickly and efficiently. We also successfully negotiated a new three-year union contract with a significant portion of our nurse workforce in Massachusetts during fiscal 2007.

While we believe the nursing shortage will persist during the foreseeable future, we believe our comprehensive nursing recruiting and retention plan and nursing education programs will mitigate the impact of the nursing shortage to a certain degree and allow us to maintain or grow our nurse workforce as needed. We expect that salaries and benefits as a percentage of total revenues will increase slightly during fiscal 2008 as a result of these recruiting and retention initiatives and increased wages under the recently negotiated Massachusetts union contracts, but the ratio should be relatively stable in future years as our revenue growth strategies are implemented. However, should revenue growth not occur as expected or should we be forced to revert back to using more contract labor, our salaries and benefits as a percentage of total revenues could rise significantly in future years.

•

Supplies.  Supplies as a percentage of total revenues remained flat at 16.3% year over year. Supplies as a percentage of patient service revenues increased slightly to 19.4% during fiscal 2007 compared to 19.3% during fiscal 2006. Advances in medical technologies and new medications continue to pressure our supplies costs. We added additional corporate resources and increased our focus on supply chain management and group purchasing organization compliance during fiscal 2007 to manage supplies utilization. We expect improvement in supplies utilization during fiscal 2008 as a result of these initiatives. However, because most of our growth strategies include expansion of high acuity services, we will continue to be exposed to increased pricing pressures for pharmaceuticals and expensive medical devices including those used in cardiac and orthopedic surgeries.

•

Medical claims expense.  Medical claims expense as a percentage of premium revenues increased from 72.1% during fiscal 2006 to 74.0% during fiscal 2007 primarily as a result of increased healthcare utilization by PHP enrollees during fiscal 2007. Inpatient days for PHP enrollees increased by 3.5% year over year. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $34.2 million, or 10.3% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2007.

•

Provision for doubtful accounts.  During fiscal 2007, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.0% from 7.7% during fiscal 2006. During fiscal 2007, self-pay revenues as a percentage of net patient revenues increased from 9.2% to 9.7%. Self-pay discharges as a percentage of total discharges increased from 3.2% during fiscal 2006 to 3.7% during fiscal 2007. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.0% during fiscal 2007 compared to 11.2% during fiscal 2006. We do not expect these ratios to improve significantly in the near future given current trends in patient insurance coverage. However, we believe our upfront collection efforts and revenues growth initiatives will help mitigate future increases to these ratios.

                Other operating expenses. Other operating expenses include, among others, purchased services, insurance, property taxes, rents and leases, repairs and maintenance and utilities.  Other operating expenses as a percentage of total revenues were relatively flat year over year. We continue to incur increasing physician costs for coverage in our emergency rooms and other specialty programs. Our repairs and maintenance costs also increased year over year as we continue to roll out portions of our quality information systems in our hospitals.

                Other. Depreciation and amortization as a percentage of total revenues increased to 4.6% during fiscal 2007 compared to 4.1% during fiscal 2006 as a result of our capital improvement and expansion initiatives.  Four of our six significant expansion projects were placed into service during fiscal 2007 and portions of the other two were completed during fiscal 2007.  The increase in net interest as a percentage of total revenues to 4.8% during fiscal 2007 compared to 4.3% during fiscal 2006 resulted primarily from our incurring interest on the September 2005 $175.0 million delayed draw term loan borrowing for all 12 months of fiscal 2007 and increased LIBOR rates on our term loan borrowings. As previously discussed, we incurred a $123.8 million ($110.5 million, net of tax benefit) impairment loss during fiscal 2007 related to our Chicago hospitals.

                Income taxes.  The effective tax rate decreased from 40.8% in fiscal 2006 to 9.3% in fiscal 2007. The significant decrease is due to the majority of the Chicago impairment loss during fiscal 2007 being nondeductible for tax purposes.

                Discontinued operations. The significant year over year increase in loss from discontinued operations, net of taxes, primarily relates to the deterioration in the operating results of PMH during fiscal 2007 that led to our decision to eliminate acute care services at PMH.

                Net income. The $145.6 million year over year decrease in net income resulted primarily from the after tax impact of the impairment loss recorded during fiscal 2007 and the significant increases in depreciation and amortization and net interest discussed above.

Year ended June 30, 2006 compared to Year ended June 30, 2005

                Revenues. $247.4 million of the $381.3 million increase in total revenues during fiscal 2006 related to our acquisition of the Massachusetts hospitals, while same hospital revenues improved by $133.9 million. We experienced weakened demand for inpatient and outpatient healthcare services during fiscal 2006. Same hospital adjusted discharges decreased by 0.3% during fiscal 2006. Same hospital emergency room visits and outpatient surgeries decreased by 1.2% and 2.3%, respectively, during fiscal 2006. We attribute this weakened demand to multiple factors including a mild respiratory illness season, decreases in rehabilitation discharges as a result of regulatory changes, greater competition from other hospitals in recruiting and retaining quality physicians and the increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits. Although our same hospital volumes declined during fiscal 2006, we realized an 7.3% increase in same hospital net revenue per adjusted discharge compared to fiscal 2005. We implemented successful service mix strategies and realized improved reimbursement from managed care payers and Medicare.

                Premium revenues increased 12.4% during fiscal 2006 as a result of the start of AAHP’s operations on January 1, 2006. During fiscal 2006, approximately 3,500 PHP members became AAHP members. Per member per month reimbursement rates are significantly higher under AAHP than under the traditional AHCCCS Medicaid program. Per member per month reimbursement for PHP also increased effective October 1, 2005. Total average membership in PHP and AAHP increased from approximately 99,000 during fiscal 2005 to approximately 100,300 during fiscal 2006.

                Costs and Expenses. Total costs and expenses, exclusive of income taxes and discontinued operations, were $2,378.9 million or 98.4% of total revenues during fiscal 2006, an improvement from 105.6% during fiscal 2005. Fiscal 2005 costs and expenses were negatively impacted by costs associated with the Merger. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent our most significant individual costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 41.0% during fiscal 2006 from 44.6% during fiscal 2005. The decrease resulted primarily from a $95.7 million decrease in stock compensation. Absent the effect of stock compensation, this ratio would have increased to 40.9% during fiscal 2006 compared to 39.8% during fiscal 2005. Our fiscal 2006 salaries and benefits as a percentage of total revenues was adversely impacted by the additional six months of operations of the Massachusetts hospitals. We incurred higher salaries and benefits costs in Massachusetts, because approximately 1,550 of those employees were unionized as of June 30, 2006. On a same hospital basis, salaries and benefits excluding stock compensation as a percentage of total revenues decreased to 37.8% during fiscal 2006 compared to 38.1% during fiscal 2005.

The national nursing shortage hindered our ability to fully manage salaries and benefits. We experienced particular difficulty in retaining and recruiting nurses in our metropolitan Phoenix market and were required to utilize more costly and less efficient temporary nurse staffing.

•

Supplies. Supplies as a percentage of total revenues decreased to 16.3% during fiscal 2006 from 16.5% during fiscal 2005. Supplies as a percentage of patient service revenues decreased to 19.3% during fiscal 2006 compared to 19.8% during fiscal 2005. The year over year improvement in this ratio resulted from our efforts to increase utilization of our group purchasing organization and to implement our materials management strategies in Massachusetts.

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

•

Provision for doubtful accounts. During fiscal 2006, the provision for doubtful accounts as a percentage of patient service revenues remained relatively flat with that of fiscal 2005. During fiscal 2006, self-pay revenues as a percentage of net patient revenues decreased from 11.0% to 9.2%. Under our hindsight estimation methodology, our provision for doubtful accounts may be adversely affected by delays in the timing of non self-pay account collections period over period. We experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs during fiscal 2006. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care  guidelines. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 11.2% during fiscal 2006 compared to 10.8% during fiscal 2005.

                Other operating expenses. Other operating expenses include, among others, purchased services, insurance, property taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 14.6% during fiscal 2006 compared to 14.2% during fiscal 2005. This increase resulted primarily from increased repairs and maintenance of $11.3 million.

                Other. Depreciation and amortization as a percentage of total revenues increased to 4.1% during fiscal 2006 compared to 3.7% during fiscal 2005 as a result of our capital improvement and expansion initiatives. The increase in net interest as a percentage of total revenues to 4.3% during fiscal 2006 compared to 4.0% during fiscal 2005 resulted primarily from our $175.0 million delayed draw term loan borrowing in September 2005. We incurred significant debt extinguishment costs and other expenses related to the Merger during fiscal 2005.

                Income taxes. The effective tax rate increased from 30.3% in fiscal 2005 to 40.8% in fiscal 2006. This increase was due to certain Merger-related costs that were non-deductible for tax purposes during fiscal 2005.

                Discontinued operations. The significant loss from discontinued operations during fiscal 2006 was primarily attributable to the after tax impact of a $15.0 million impairment charge related to the excess carrying value of our California hospital asset group, which was sold in October 2006, over the asset group's fair value.

                Net income. The $91.0 million year over year increase in net income resulted from the increased revenues as described above in excess of increased expenses. Net income during fiscal 2005 was adversely affected by the significant Merger-related costs.

Liquidity and Capital Resources

                Operating Activities

                At June 30, 2007, we had working capital of $156.4 million, including cash and cash equivalents of $120.1 million. Working capital at June 30, 2006 was $193.0 million. Cash provided by operating activities decreased from $149.3 million during fiscal 2006 to $123.3 million during fiscal 2007. The significant decrease was due to a $23.2 million growth in net accounts receivable from continuing operations, a $7.1 million reduction in cash flows from discontinued operations and a $6.5 million increase in interest payments during fiscal 2007 compared to fiscal 2006. Net days in accounts receivable from continuing operations increased approximately 2 days year over year. Cash provided by discontinued operations decreased year over year primarily due to the deterioration in operations at the California hospitals and PMH during fiscal 2007 that exceeded the net decrease in working capital at those hospitals.

                Investing Activities

                Cash used in investing activities decreased from $245.4 million during fiscal 2006 to $118.5 million during fiscal 2007, primarily as a result of $111.2 million period over period decrease in capital expenditures. During fiscal 2007, capital spending on our six significant expansion projects described below slowed considerably as certain of these projects were completed in their entirety and portions of others were completed at various times throughout fiscal 2007.

                In May 2004 and July 2005, our board of directors approved major expansion projects at six of our existing hospitals in San Antonio and metropolitan Phoenix. Through June 30, 2007, we have spent approximately $296.1 million related to these projects and expect to incur the remaining $40.9 million during our next two fiscal years. All of these projects will result in additional capacity at each of the six hospitals.  In addition, most of the projects will facilitate an expansion of clinical service capabilities.  The following table summarizes these major expansion projects as of September 1, 2007.

Hospital	Estimated Construction Period		Approximate Additional Licensed Bed Capacity	Approximate Additional Licensed Beds Completed	Additional Emergency Room Positions	Additional Operating Rooms	Additional Labor & Delivery Rooms

	Begin	Completed

Phoenix
Arrowhead Hospital	Q4 FY 04	Q1 FY 07	100	100	✓	✓	✓
Paradise Valley Hospital	Q1 FY 07	Q3 FY 09	22 (4)	0	(2)	✓	✓
West Valley Hospital	Q1 FY 06	Q4 FY 07	57	57	✓	✓	(1)

San Antonio
North Central Baptist Hospital	Q4 FY 04	Q2 FY 07	140	140	✓	✓	✓
Northeast Baptist Hospital	Q4 FY 04	Q2 FY 07	33 (3)	33	✓	✓	✓
St. Luke’s Baptist Hospital	Q2 FY 06	Q4 FY 07	27	27

____________________
(1)	Increased post partum capacity to better utilize labor, delivery and recovery suites.
(2)	An expanded emergency room was opened in July 2004, expanding capacity from 16 to 28 bays.
(3)	In addition to increasing the number of licensed beds by 33, the expansion project allows for the utilization of an additional 67 previously licensed beds.
(4)	In addition to increasing the number of licensed beds by 22, the expansion will allow for the utilization of an additional 18 previously licensed beds.

                We anticipate spending a total of $140.0 million to $160.0 million in capital expenditures during fiscal 2008. This estimate includes significant spending for our clinical  information systems necessary to support our quality initiatives and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities

                Cash provided by financing activities decreased from $140.5 million during fiscal 2006 to an $8.3 million use of cash during fiscal 2007, due to the $175.0 million term loan borrowing during September 2005 and quarterly term loan principal repayments during fiscal 2007.

                As of June 30, 2007, we had outstanding $1,528.7 million in aggregate indebtedness and $218.4 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $31.6 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. However, prior to October 1, 2009, the interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

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

                The 2005 term loan facility borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum. These rates reflect a savings of 1.0% per annum over the interest rate options for our previous initial term loan facility. The borrowings under the revolving credit facility currently bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum. These rates are subject to increase by up to 0.25% per annum should our leverage ratio exceed certain designated levels.

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

                As of June 30, 2007, our capital expenditures, as defined in the senior credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.47x
Total leverage ratio limit	5.95x	4.76x
Senior leverage ratio limit	3.75x	2.41x

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

                The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
9.0% Senior Subordinated Notes	CCC+	Caal
11.25% Senior Discount Notes	CCC+	Caa1
Senior credit facilities	B+	Ba3

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

                We continually assess our capital structure to ensure the optimal mix of debt and equity. As market conditions warrant, we and our primary equity sponsors, including The Blackstone Group L.P. and its affiliates, may from time to time, at our or their sole discretion, purchase, repay, redeem or retire any of our outstanding 9.0% Notes, 11.25% Notes, term or revolving loan borrowings or equity securities (including any publicly issued securities) in privately negotiated or open market transactions, by tender offer or otherwise.

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

Guarantees and Off Balance Sheet Arrangements

                We are a party to certain rent shortfall agreements with certain unconsolidated entities, physician income guarantees and service agreement guarantees and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding with their payment dates as of June 30, 2007.

	Payments due by period

	Within 1 year	During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$119.0	$248.3	$981.9	$1,005.4	$2,354.6
Operating leases (2)	27.4	42.0	25.8	40.9	136.1
Purchase obligation (2)	22.6	–	–	–	22.6
Health claims payable (3)	57.2	–	–	–	57.2
Estimated self-insurance liabilities (4)	22.7	37.0	18.4	6.2	84.3

Subtotal	$248.9	$327.3	$1,026.1	$1,052.5	$2,654.8

	Payments due by period

	Within 1 year	During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$38.4	$12.1	$–	$–	$50.5
Guarantees of surety bonds (6)	19.0	–	–	–	19.0
Letters of credit (7)	–	–	31.6	–	31.6
Physician commitments (8)	4.9	–	–	–	4.9

Subtotal	$62.3	$12.1	$31.6	$–	$106.0

Total obligations and commitments	$311.2	$339.4	$1,057.7	$1,052.5	$2,760.8

____________________
(1)

Includes both principal and interest portions of outstanding debt. The interest portion of our variable rate debt assumes that the 7.61% rate as of June 30, 2007 remains stable over the remaining term of the debt.

(2)	These obligations are not reflected in our consolidated balance sheet.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our consolidated balance sheet.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheet.

(6)	Represents performance bonds we have purchased related to medical claims liabilities of PHP.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(8)

Includes physician guarantee liabilities recognized in our consolidated balance sheet under the provisions of FSP 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, and liabilities for other fixed expenses under physician relocation agreements not yet paid.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of June 30, 2007, we had in place $1,031.9 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $781.9 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $31.6 million of capacity was utilized by outstanding letters of credit as of June 30, 2007). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on pre-tax income and cash flows of approximately $1.0 million.

                    The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our current rate is LIBOR plus 2.25%. The revolving credit facility matures in September 2010. The $781.9 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011. Our current rate is approximately 7.6%.

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

Item 8.    Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

VANGUARD HEALTH SYSTEMS, INC.
Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	77
Consolidated Balance Sheets as of June 30, 2006 and 2007	78
Consolidated Statements of Operations for the years ended June 30, 2005 (combined basis), 2006 and 2007	79
Consolidated Statements of Operations for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005	80
Consolidated Statements of Stockholders’ Equity for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, and for the years ended June 30, 2006 and 2007	81
Consolidated Statements of Cash Flows for the years ended June 30, 2005 (combined basis), 2006 and 2007	82
Consolidated Statements of Cash Flows for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005	84
Notes to Consolidated Financial Statements	86

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vanguard Health Systems, Inc.

                We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007 and 2006 and for the period from September 23, 2004 to June 30, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows of Vanguard Health Systems, Inc. (Predecessor) for the period from July 1, 2004 to September 22, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2007 and 2006 and the consolidated results of its operations and its cash flows for the years ended June 30, 2007 and 2006 and the period from September 23, 2004 to June 30, 2005 and the consolidated results of its operations and its cash flows for the period from July 1, 2004 to September 22, 2004 (Predecessor) in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
September 11, 2007

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2007

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$123.6	$120.1
Restricted cash	–	6.2
Accounts receivable, net of allowance for doubtful accounts of approximately $103.5 and $113.2 at June 30, 2006 and 2007, respectively	294.1	287.3
Inventories	45.3	46.8
Assets held for sale	52.1	–
Prepaid expenses and other current assets	45.9	57.7

Total current assets	561.0	518.1
Property, plant and equipment, net of accumulated depreciation	1,159.5	1,186.6
Goodwill	812.8	689.2
Intangible assets, net of accumulated amortization	69.0	68.0
Investments in and advances to affiliates	8.2	7.3
Other assets	40.0	62.2

Total assets	$2,650.5	$2,531.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$151.8	$144.1
Accrued salaries and benefits	78.5	75.0
Accrued health claims	44.0	57.2
Accrued interest	13.3	13.4
Other accrued expenses and current liabilities	72.1	64.0
Current maturities of long-term debt	8.3	8.0

Total current liabilities	368.0	361.7
Minority interests in equity of consolidated entities	9.4	9.3
Other liabilities	73.0	82.3
Long-term debt, less current maturities	1,510.9	1,520.7
Commitments and contingencies
Stockholders’ equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2006 and 2007, respectively	–	–
Additional paid-in capital	643.7	644.6
Retained earnings (deficit)	45.5	(87.2)

Total stockholders’ equity	689.2	557.4

Total liabilities and stockholders’ equity	$2,650.5	$2,531.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	Combined Basis

	2005	2006	2007

	(In millions)

Patient service revenues	$1,703.8	$2,043.6	$2,179.3
Premium revenues	333.5	375.0	401.4

Total revenues	2,037.3	2,418.6	2,580.7
Costs and expenses:
Salaries and benefits (includes stock compensation of $97.4, $1.7 and $1.2, respectively)	909.2	991.4	1,067.9
Supplies	336.8	394.1	421.8
Medical claims expense	237.2	270.3	297.0
Purchased services	109.0	128.1	141.2
Provision for doubtful accounts	133.0	156.8	175.2
Other operating expenses	152.7	191.0	196.4
Rents and leases	27.1	33.9	37.4
Depreciation and amortization	75.7	100.3	118.6
Interest, net	82.3	103.8	123.8
Debt extinguishment costs	62.2	0.1	–
Merger expenses	23.3	–	–
Impairment loss	–	–	123.8
Other expenses	3.3	9.1	2.8

Income (loss) from continuing operations before income taxes	(114.5)	39.7	(125.2)
Income tax expense (benefit)	(34.7)	16.2	(11.6)

Income (loss) from continuing operations	(79.8)	23.5	(113.6)
Income (loss) from discontinued operations, net of taxes	1.7	(10.6)	(19.1)

Net income (loss)	(78.1)	12.9	(132.7)
Preferred stock dividends	(1.0)	–	–

Net income (loss) attributable to common stockholders	$(79.1)	$12.9	$(132.7)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

	(In millions)

Patient service revenues	$325.6	$1,378.2	$1,703.8
Premium revenues	72.3	261.2	333.5

Total revenues	397.9	1,639.4	2,037.3
Costs and expenses:
Salaries and benefits (includes stock compensation of $96.7, $0.7 and $97.4, respectively)	248.2	661.0	909.2
Supplies	63.7	273.1	336.8
Medical claims expense	55.0	182.2	237.2
Purchased services	19.4	89.6	109.0
Provision for doubtful accounts	27.8	105.2	133.0
Other operating expenses	32.8	119.9	152.7
Rents and leases	5.1	22.0	27.1
Depreciation and amortization	16.0	59.7	75.7
Interest, net	9.0	73.3	82.3
Debt extinguishment costs	62.2	–	62.2
Merger expenses	23.1	0.2	23.3
Other expenses	(0.1)	3.4	3.3

Income (loss) from continuing operations before income taxes	(164.3)	49.8	(114.5)
Income tax expense (benefit)	(52.2)	17.5	(34.7)

Income (loss) from continuing operations	(112.1)	32.3	(79.8)
Income from discontinued operations, net of taxes	1.4	0.3	1.7

Net income (loss)	(110.7)	32.6	(78.1)
Preferred stock dividends	(1.0)	–	(1.0)

Net income (loss) attributable to common stockholders	$(111.7)	$32.6	$(79.1)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity

	Shares	Amount	Shares	Amount

	(In millions, except share amounts)

Balance at June 30, 2004 (predecessor)	–	$–	232,749	$–	$348.7	$63.3	$412.0
Issuance of common stock	–	–	35	–	–	–	–
Payable-In-Kind Preferred Stock dividends	–	–	–	–	(1.0)	–	(1.0)
Stock compensation (non-cash)	–	–	–	–	0.1	–	0.1
Net loss, July 1, 2004 through September 22, 2004	–	–	–	–	–	(110.7)	(110.7)
Retirement of common stock in connection with merger	–	–	(232,784)	–	(354.9)	–	(354.9)
Elimination of accrued dividends for Payable-In-Kind Preferred Stock	–	–	–	–	7.1	–	7.1
Elimination of retained deficit as of merger date	–	–	–	–	–	47.4	47.4

Balance at September 22, 2004 (predecessor)	–	–	–	–	–	–	–
Issuance of common stock	–	–	749,550	–	749.6	–	749.6
Issuance of equity incentive units of Holdings	–	–	–	–	5.7	–	5.7
Adjustment to record rollover equity contributions by management investors to predecessor basis	–	–	–	–	(113.3)	–	(113.3)
Stock compensation (non-cash)	–	–	–	–	0.7	–	0.7
Adjustment to income tax effect of cancellation and payouts of stock options in connection with merger	–	–	–	–	0.5	–	0.5
Net income, September 23, 2004 to June 30, 2005	–	–	–	–	–	32.6	32.6

Balance at June 30, 2005	–	–	749,550	–	643.2	32.6	675.8
Stock compensation (non-cash)	–	–	–	–	1.7	–	1.7
Repurchase of equity incentive units	–	–	–	–	(1.5)	–	(1.5)
Issuance of common stock	–	–	141	–	0.1	–	0.1
Repurchase of common stock	–	–	(141)	–	(0.1)	–	(0.1)
Adjustment to income tax effect of options payouts in connection with merger	–	–	–	–	0.3	–	0.3
Net income	–	–	–	–	–	12.9	12.9

Balance at June 30, 2006	–	–	749,550	–	643.7	45.5	689.2
Stock compensation (non-cash)	–	–	–	–	1.2	–	1.2
Repurchase of equity incentive units	–	–	–	–	(0.2)	–	(0.2)
Issuance of common stock	–	–	195	–	0.2	–	0.2
Repurchase of common stock	–	–	(195)	–	(0.3)	–	(0.3)
Net loss	–	–	–	–	–	(132.7)	(132.7)

Balance at June 30, 2007	–	$–	749,550	$–	$644.6	$(87.2)	$557.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,

	Combined Basis
	2005	2006	2007

	(In millions)
Operating activities:
Net income (loss)	$(78.1)	$12.9	$(132.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss (income) from discontinued operations	(1.7)	10.6	19.1
Depreciation and amortization	75.7	100.3	118.6
Provision for doubtful accounts	133.0	156.8	175.2
Amortization of loan costs	3.2	4.0	4.5
Accretion of principal on senior discount notes	11.0	15.7	17.5
Debt extinguishment costs	62.2	0.1	–
Loss (gain) on disposal of assets	0.6	1.5	(4.1)
Stock compensation	97.4	1.7	1.2
Deferred income taxes	(37.6)	8.5	(12.7)
Merger expenses	23.3	–	–
Impairment loss	–	–	123.8
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(139.8)	(162.4)	(204.0)
Establishment of accounts receivable for acquisitions	(53.3)	–	–
Inventories	(2.8)	(5.2)	(1.9)
Prepaid expenses and other current assets	(6.1)	3.6	(23.3)
Accounts payable	54.7	2.4	7.4
Accrued expenses and other liabilities	47.2	(11.9)	31.1

Net cash provided by operating activities – continuing operations	188.9	138.6	119.7
Net cash provided by operating activities – discontinued operations	12.9	10.7	3.6

Net cash provided by operating activities	201.8	149.3	123.3

Investing activities:
Acquisitions	(138.6)	(1.2)	(0.2)
Capital expenditures	(224.2)	(275.5)	(164.3)
Proceeds from asset sales	0.7	11.1	9.5
Purchases of short-term investments	(87.8)	(128.4)	(120.0)
Sales of short-term investments	145.8	128.4	120.0
Other	(6.2)	0.6	2.0

Net cash used in investing activities – continuing operations	(310.3)	(265.0)	(153.0)
Net cash provided by (used in) investing activities – discontinued operations	(14.0)	19.6	34.5

Net cash used in investing activities	(324.3)	(245.4)	(118.5)

Financing activities:
Proceeds from issuance of common stock	495.5	–	–
Proceeds from joint venture partner contributions	8.0	–	–
Proceeds from long-term debt	1,347.7	175.0	–
Payments of long-term debt and capital leases	(690.4)	(31.4)	(8.0)
Payments of loan costs and debt termination fees	(44.4)	(0.7)	–
Payments to retire stock, equity incentive units and stock options	(964.9)	(2.5)	(0.5)
Proceeds from the exercise of stock options	0.1	0.1	0.2

Net cash provided by (used in) financing activities	151.6	140.5	(8.3)

Increase (decrease) in cash and cash equivalents	29.1	44.4	(3.5)
Cash and cash equivalents at beginning of year	50.1	79.2	123.6

Cash and cash equivalents at end of year	$79.2	$123.6	$120.1

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended June 30,

	Combined Basis
	2005	2006	2007

	(In millions)
Supplemental cash flow information:
Net interest paid	$79.4	$101.3	$107.8

Net income taxes paid (received)	$(1.0)	$2.1	$0.9

Supplemental noncash activities:
Payable-In-Kind Preferred Stock dividends	$1.0	$–	$–

Capitalized interest	$4.3	$8.3	$3.0

Acquisitions:
Cash paid, net of cash received	$138.6	$1.2	$0.2

Fair value of assets acquired	112.0	(3.3)	–
Liabilities assumed	24.8	0.7	–
Additional paid-in capital	–	(0.3)	–

Net assets acquired	87.2	(4.3)	–

Goodwill and intangible assets acquired	$51.4	$5.5	$0.2

Dispositions:
Cash received	$–	$28.7	$37.0

Fair value of assets sold	–	(14.8)	(42.1)
Gain on sale	–	11.1	–
Escrow receivable	–	–	3.0
Liabilities assumed by buyer	–	–	5.5

Goodwill and intangible assets disposed	$–	$2.8	$3.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

	(In millions)
Operating activities:
Net income (loss)	$(110.7)	$32.6	$(78.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Income from discontinued operations	(1.4)	(0.3)	(1.7)
Depreciation and amortization	16.0	59.7	75.7
Provision for doubtful accounts	27.8	105.2	133.0
Amortization of loan costs	0.5	2.7	3.2
Accretion of principal on senior discount notes	–	11.0	11.0
Debt extinguishment costs	62.2	–	62.2
Loss on disposal of assets	0.6	–	0.6
Stock compensation	96.7	0.7	97.4
Deferred income taxes	(50.9)	13.3	(37.6)
Merger expenses	23.1	0.2	23.3
Changes in operating assets and liabilities, net of effects of acquisitions
Accounts receivable	(37.0)	(102.8)	(139.8)
Establishment of accounts receivable for acquisitions	–	(53.3)	(53.3)
Inventories	–	(2.8)	(2.8)
Prepaid expenses and other current assets	2.4	(8.5)	(6.1)
Accounts payable	41.3	13.4	54.7
Income tax payable	–	9.0	9.0
Accrued expenses and other long-term liabilities	10.3	27.9	38.2

Net cash provided by operating activities – continuing operations	80.9	108.0	188.9
Net cash provided (used in) by operating activities – discontinued operations	(2.1)	15.0	12.9

Net cash provided by operating activities	78.8	123.0	201.8

Investing activities:
Acquisitions	(50.8)	(87.8)	(138.6)
Capital expenditures	(27.1)	(197.1)	(224.2)
Proceeds from asset sales	0.5	0.2	0.7
Purchases of short-term investments	–	(87.8)	(87.8)
Sales of short-term investments	30.0	115.8	145.8
Other	0.1	(6.3)	(6.2)

Net cash used in investing activities – continuing operations	(47.3)	(263.0)	(310.3)
Net cash used in investing activities – discontinued operations	(2.7)	(11.3)	(14.0)

Net cash used in investing activities	(50.0)	(274.3)	(324.3)

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

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

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007

1.             Business and Basis of Presentation

Business

                Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of June 30, 2007, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,143 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago and Phoenix and two surgery centers in Orange County, California.

Basis of Presentation

                The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $26.1 million, $30.6 million and $30.2 million for the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively.

                Use of Estimates

                In preparing Vanguard’s consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.             Summary of Critical and Significant Accounting Policies

Critical Accounting Policies

                Vanguard considers the following accounting policies to be most critical to its operating performance and to involve the most subjective and complex assumptions and estimates.

                Revenues and Revenue Deductions

                Vanguard recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. Vanguard estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, Vanguard applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases Vanguard records an estimated allowance until payment is received. Vanguard derives most of its patient service revenues from healthcare services provided to patients with Medicare or managed care insurance coverage. During fiscal 2005, 2006 and 2007, combined Medicare and managed care revenues accounted for 77%, 80% and 78% of net patient revenues, respectively. For those same periods, Medicaid revenues accounted for 7%, 7% and 9% of net patient revenues, respectively. Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of Vanguard’s patient service revenues, either on a gross or net basis.

                Medicare regulations and Vanguard’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its healthcare facilities. To obtain reimbursement for certain services under the Medicare program, Vanguard must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. Vanguard estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. Vanguard includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $5.8 million, $8.6 million and $6.3 million during the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.  Management believes that future adjustments to its current third party settlement estimates will not significantly impact Vanguard’s results of operations or financial position.

                Vanguard does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). Vanguard deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. Vanguard also provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2005 (combined basis), 2006 and 2007, Vanguard deducted $51.0 million, $71.1 million and $86.1 million of charity care from revenues, respectively.

                Vanguard participates in the Bexar County, Texas upper payment limit (“UPL”) Medicaid payment program. Vanguard recognizes revenues from the UPL program when Vanguard becomes entitled to the expected reimbursements, including a federal match portion, and such reimbursements are reasonably assured. During the year ended June 30, 2007, Vanguard recorded $11.6 million of revenues for UPL payments received in April 2007 that relate to services provided during fiscal years 2005 and 2006. The UPL payment also positively impacted loss from continuing operations before income taxes by $5.9 million during the year ended June 30, 2007 related to services provided in fiscal years 2005 and 2006. While revenue fluctuations between periods are possible given the timing of the federal match funding, Vanguard does not expect these fluctuations to significantly impact its results of operations or cash flows in future periods.

                Vanguard had premium revenues of $333.5 million, $375.0 million and $401.4 million during the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively.  Vanguard’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”) and MacNeal Health Providers (“MHP”), have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”), Centers for Medicare and Medicaid Services (“CMS”) and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, Vanguard’s health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage level of enrollees in PHP and AAHP. Vanguard’s health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to the government.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Vanguard’s ability to collect the self-pay portions of outstanding receivables is critical to its operating performance and cash flows. The allowance for doubtful accounts was approximately 26.0% and 28.3% of accounts receivable, net of contractual discounts, as of June 30, 2006 and 2007, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding. As of June 30, 2007, Vanguard estimated the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 180 days subsequent to discharge date plus a pre-determined percentage of accounts receivable due from patients less than 180 days old. Effective July 1, 2007, Vanguard will implement a policy that reserves 100% of all accounts greater than 365 days subsequent to discharge date plus 85% of uninsured accounts less than 365 days old plus 40% of self-pay after insurance/Medicare less than 365 days old in order to address increasing self-pay utilization. Vanguard does not expect this policy change to significantly impact its provision for doubtful accounts. Vanguard adjusts its estimate as necessary on a quarterly basis using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also monitors cash collections and self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions or healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates and significantly affect its future operations and cash flows.

                Vanguard classifies accounts pending Medicaid approval as Medicaid accounts in its accounts receivable aging report and records a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state. Vanguard has historically been successful in qualifying approximately 50%-55% of submitted accounts for Medicaid coverage. As of June 30, 2007, Vanguard had approximately $12.0 million of Medicaid pending accounts receivable from continuing operations ($3.5 million of which was stated at gross charges with a manual contractual allowance and $8.5 million of which was stated net of contractual discounts). In the event an account is not successfully qualified for Medicaid coverage and does not meet Vanguard’s charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to uninsured status and subjected to Vanguard’s allowance for doubtful accounts policy. During the year ended June 30, 2007, approximately $13.2 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to uninsured status. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction. During the year ended June 30, 2007, Vanguard recorded approximately $6.4 million of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

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

                A summary of Vanguard’s allowance for doubtful accounts activity, including those for discontinued operations, during the three most recent fiscal years follows (in millions).

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period

Allowance for doubtful accounts:
Predecessor period July 1, 2004 through September 22, 2004	$63.5	$31.5	$27.3	$67.7
Successor period September 23, 2004 through June 30, 2005	$67.7	$119.8	$97.4	$90.1
Year ended June 30, 2006	$90.1	$178.1	$164.7	$103.5
Year ended June 30, 2007	$103.5	$191.3	$181.6	$113.2

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

                Vanguard insures its excess coverage under a retrospectively rated policy, and premiums under this policy are recorded based on Vanguard’s historical claims experience. Vanguard self-insures its workers compensations claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million.  The following tables summarize Vanguard’s professional and general liability and workers compensation reserve balances as of June 30, 2006 and 2007 and its total provision for professional and general liability and workers compensation losses and related claims payments during the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively.

	Professional and General Liability	Workers Compensation

	(In millions)
Reserve balance:
June 30, 2006	$ 58.8	$15.3
June 30, 2007	$ 64.6	$18.5

Provision for claims losses:
Fiscal Year 2005	$ 18.8	$11.3
Fiscal Year 2006	$ 21.0	$8.9
Fiscal Year 2007	$ 20.2	$9.4

Claims paid:
Fiscal Year 2005	$ 9.2	$6.4
Fiscal Year 2006	$ 12.7	$6.4
Fiscal Year 2007	$ 14.4	$6.2

                Vanguard utilizes actuarial information to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including Vanguard’s loss exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in Vanguard’s estimates. Vanguard discounts its workers compensation reserve using actuarial estimates of projected cash payments in future periods. Vanguard adjusts these reserves from time to time as it receives updated information. During fiscal 2006 and 2007, due to changes in historical loss trends, Vanguard decreased its professional and general liability reserve related to prior fiscal years by $6.9 million and $4.5 million, respectively.  During fiscal 2005, Vanguard increased its workers compensation reserve related to prior fiscal years by $2.0 million. Adjustments to the workers compensation reserve related to prior years during fiscal 2006 and 2007 were not significant. Given the fact that Vanguard has operated its hospitals for relatively short periods of time, management expects that additional adjustments to prior year estimates may occur as Vanguard’s reporting history and loss portfolio matures.

                Vanguard’s best estimate of IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels.

	Professional and General Liability	Workers Compensation

	(In millions)
June 30, 2006 reserve:
As reported	$ 58.8	$15.3
With 75% Confidence Level	$ 69.4	$16.1
With 90% Confidence Level	$ 80.0	$16.7

June 30, 2007 reserve:
As reported	$ 64.6	$18.5
With 75% Confidence Level	$ 76.9	$20.8
With 90% Confidence Level	$ 88.9	$22.6

                Medical Claims Reserves

                During the years ended June 30, 2005 (combined basis), 2006 and 2007, medical claims expense was approximately $237.2 million, $270.3 million and $297.0 million, respectively, primarily representing medical claims of PHP.  Vanguard estimates PHP’s reserve for medical claims using historical claims experience (including severity and payment lag time) and other actuarial data including number of enrollees and the county in which the enrollee resides. The reserve for medical claims, including incurred but not reported claims, for PHP and AAHP was approximately $44.0 million and $57.2 million as of June 30, 2006 and 2007, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2005 (combined basis), 2006 and 2007, approximately $36.6 million, $40.0 million and $34.2 million, respectively, of accrued and paid claims for services provided to Vanguard’s health plan enrollees by its hospitals and its other healthcare facilities were eliminated in consolidation. Vanguard’s operating results and cash flows could be materially affected by increased or decreased utilization of its healthcare facilities by enrollees in its health plans.

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

                Vanguard assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, Vanguard determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The factors used in this determination include the following:

                • Cumulative losses in recent years
                • Income/losses expected in future years
                • Unsettled circumstances that, if favorably resolved, would adversely affect future operations
                • Availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits

                • Carryforward period associated with the deferred tax assets and liabilities
                • Prudent and feasible tax planning strategies

In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter Vanguard’s recoverability analysis and thus have a material adverse impact on its consolidated financial condition, results of operations or cash flows.

                Long-Lived Assets and Goodwill

                Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. Vanguard evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not expected to be recoverable, Vanguard reduces the carrying values to fair value. For long-lived assets held for sale, Vanguard compares the carrying values to an estimate of fair value less selling costs to determine potential impairment. Vanguard tests for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals Vanguard owns and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets for even a single hospital could materially adversely impact its operating results or financial position.

                Goodwill also represents a significant portion of Vanguard’s total assets. Vanguard reviews goodwill for impairment annually during its fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Vanguard reviews goodwill at the reporting level unit, which is one level below an operating segment. Vanguard compares the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our results of operations or statement of position.

                In December 2006, Vanguard recorded at impairment charge related to its Chicago hospitals. See Note 7 for further discussion of this impairment charge.

                Vanguard completed its annual goodwill impairment test during the fourth quarter of fiscal 2007 noting no impairment.  However, two of its reporting units, with combined goodwill of $140.0 million, will require continual monitoring during fiscal year 2008 due to the sensitivity of the projected operating results of these reporting units to the goodwill impairment analysis. If projected future cash flows become less favorable than those projected by management, impairments may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

Cash and Cash Equivalents

                Vanguard considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Vanguard manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments.

Restricted Cash

                As of June 30, 2007, Vanguard had restricted cash balances of $6.2 million. Approximately $3.0 million of this balance represented the remaining proceeds from the sale of the California hospitals that were placed in escrow on the sale date and distributed to Vanguard in July 2007. Vanguard also maintains restricted cash accounts related to liquidity requirements of AAHP and certain other arrangements.

Short-Term Investments

                As part of its normal cash management program, Vanguard may from time to time invest in short-term investments, including investments in market auction rate debt securities through contracts with financial intermediaries.  These investments are classified as available-for-sale under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Vanguard has historically renewed the contracts at each auction date, which typically occurs every 28 days.  Vanguard expects to maintain this strategy should it invest in these contracts or similar securities in the future.  Purchases of short-term investments  totaled $87.8 million, $128.4 million and $120.0 million during the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively.  Proceeds from the sales of short-term investments totaled $145.8 million, $128.4 million and $120.0 million during the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively.  Vanguard considers a sale or purchase to occur upon the redemption of or investment in a new contract with a different underlying auction rate debt security.  Investment income recognized at the maturity of the contracts is included as a reduction to net interest in the accompanying consolidated statements of operations.  Because the contracts are redeemed at cost, Vanguard does not reflect unrealized gains or losses in these investments in its consolidated financial statements or notes thereto.  Vanguard had no outstanding investments in market auction rate debt securities as of June 30, 2006 or 2007.

Accounts Receivable

                Vanguard’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Vanguard manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Medicare program receivables comprised approximately 21% and 18% of net patient receivables as of June 30, 2006 and 2007, respectively. Medicare revenues are included in the acute care services operating segment. Medicaid programs comprised approximately 16% and 13% of net patient receivables as of June 30, 2006 and 2007, respectively. Remaining receivables relate primarily to various HMO and Preferred Provider Organization (“PPO”) payers, managed Medicare and Medicaid payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.

Inventories

                Inventory, consisting of medical supplies and pharmaceuticals, is stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

                During fiscal 2005, Vanguard adjusted the stated values of property, plant and equipment that existed as of the date of the Merger based upon guidance set forth in Emerging Issues Task Force No. 88-16, Basis in Leveraged Buyout Transactions (“EITF 88-16”) using appraisals received from an independent third party.  Purchases of property, plant and equipment subsequent to the Merger are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 18 months to 44 years. Depreciation expense was approximately $15.5 million, $57.1 million, $72.6 million, $97.1 million and $115.4 million for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005, the year ended June 30, 2006 and the year ended June 30, 2007, respectively. Vanguard tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators.

                During fiscal 2005 (combined basis), 2006 and 2007, Vanguard capitalized $4.3 million, $8.3 million and $3.0 million of interest, respectively, associated with certain of its hospital construction and expansion projects. Vanguard estimates that it is contractually obligated to expend approximately $50.5 million related to projects classified as construction in progress as of June 30, 2007. Vanguard also capitalizes costs associated with developing computer software for internal use under the provisions of AICPA Statement of Position 98-1 (“SOP 98-1”). Under SOP 98-1, Vanguard capitalizes both internal and external direct costs, excluding training, during the application development stage primarily for the purpose of customizing vendor software to integrate with our hospitals’ information systems. The following table provides the gross asset balances for each major class of asset and total accumulated depreciation as of June 30, 2006 and 2007 (in millions).

	June 30, 2006	June 30, 2007

Class of asset:
Land and improvements	$130.7	$131.8
Buildings and improvements	684.8	794.2
Equipment	412.5	485.0
Construction in progress	86.3	46.3

	1,314.3	1,457.3
Less: accumulated depreciation	(154.8)	(270.7)

Net property, plant and equipment	$1,159.5	$1,186.6

Amortization of Intangible Assets

                Vanguard completed the allocation of the Merger excess purchase price during fiscal 2005 and 2006 resulting in changes to the values of goodwill and other intangible assets (See Note 3). Amounts allocated to intangible assets are amortized over their useful lives, which equal 10 years, except for those indefinite-lived intangible assets for which no amortization is recorded.  Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or notes. Physician income and service agreement guarantee intangible assets are recorded based upon the estimated future payments under the contracts and are amortized over the contract service periods.

Employee Health Insurance

                Vanguard maintains self-insured medical and dental plans for a limited number of its employees. Claims are accrued under the self-insured plans as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical and dental plans was approximately $1.6 million and $1.2 million as of June 30, 2006 and 2007, respectively, and is included in accrued salaries and benefits in the accompanying consolidated balance sheets.

Market and Labor Risks

                Vanguard operates primarily in four geographic markets. Should economic or other factors limit its ability to provide healthcare services in one or more of these markets, Vanguard’s cash flows and results of operations could be materially adversely impacted. Approximately 1,600 full-time employees in Vanguard’s Massachusetts hospitals are subject to collective organizing agreements. This group represents approximately 9% of Vanguard’s workforce. During fiscal 2007, Vanguard entered into a new three-year contract with the union representing the majority of this group that ends on December 31, 2009. Should Vanguard experience significant future labor disruptions related to these unionized employees, its cash flows and results of operations could be materially adversely impacted.

Stock-Based Compensation

                Vanguard accounts for stock-based employee compensation granted prior to July 1, 2006 under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective July 1, 2003, Vanguard adopted SFAS 123 on a prospective basis, an acceptable transition method set forth in SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”). For grants dated July 1, 2006 and subsequent, Vanguard accounts for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Vanguard also adopted SFAS 123(R) on a prospective basis and such adoption did not significantly impact any indicator of Vanguard’s results of operations or cash flows.

                The following table sets forth the weighted average assumptions utilized in the minimum value pricing model for stock option grants under the 2004 Option Plan prior to July 1, 2006 and those utilized in the Black-Scholes-Merton valuation model for grants under the 2004 Option Plan subsequent to July 1, 2006.

	Minimum Value	Black-Scholes- Merton

Risk-free interest rate	4.5%	4.7%
Dividend yield	0.0%	0.0%
Volatility (annual)	N/A	37.7%
Expected option life	10 years	6.5 years

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

	Predecessor

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005 (combined basis)

Net income (loss), as reported	$ (110.7)	$ 32.6	$ (78.1)
Add: Stock-based compensation expense included in net income (loss), net of taxes	66.1	0.4	66.5
Less: Pro forma stock-based compensation expense determined under fair value method, net of taxes	(76.7)	(0.4)	(77.1)

Pro forma net income (loss)	$ (121.3)	$ 32.6	$ (88.7)

Fair Value of Financial Instruments

                Cash and Cash Equivalents and Restricted Cash

                The carrying amounts reported for cash and cash equivalents and restricted cash approximate fair value because of the short-term maturity of these instruments.

                Accounts Receivable and Accounts Payable

                The carrying amounts reported for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

                Long-Term Debt

                The fair values of Vanguard’s 9.0% Notes and 11.25% Notes as of June 30, 2007 were approximately $567.8 million and $178.2 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

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

                On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 sets forth comprehensive guidance for measuring fair value of assets and liabilities. Under the provisions of SFAS 157, fair value should be based on the assumptions market participants would use to complete the sale of an asset or transfer of a liability.  SFAS 157 provides a hierarchy of information to be used to determine the applicable market assumptions, and fair value measurements would be separately disclosed under each applicable layer of the hierarchy.  SFAS 157 does not expand or restrict the use of fair value for measuring assets and liabilities but provides a single methodology to be used when fair value accounting is applied.  SFAS 157 is effective for Vanguard’s fiscal year beginning July 1, 2008 with early adoption permitted.  Vanguard does not expect the adoption of SFAS 157 to significantly impact its future financial position, results of operations or cash flows.

                In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN 48”).  FIN 48 sets forth the minimum recognition criteria tax positions are required to meet before being recognized in the financial statements.  FIN 48 requires recognition when a tax position is more likely than not to be sustained upon examination.  Measurement of the tax position is determined as the largest amount of benefit, determined on a cumulative probability basis, which is more likely than not to be realized upon ultimate settlement.  FIN 48 also provides guidance regarding derecognition and classification of tax positions, interest and penalties and multiple expanded disclosures including a rollforward of aggregate unrecognized tax benefits and detail for tax uncertainties for which it is reasonably possible that estimated tax benefits will significantly change during the subsequent twelve months.  FIN 48 is effective for Vanguard’s fiscal year beginning July 1, 2007. Vanguard does not expect FIN 48 to have a significant impact on its financial position, results of operations or cash flows but would require potential balance sheet reclassifications and significant additional disclosures in its consolidated financial statements.

3.             Merger Transaction

                On September 23, 2004, affiliates of The Blackstone Group (“Blackstone”), a private equity firm, purchased a majority equity interest in VHS Holdings LLC (“Holdings”), which became the principal stockholder of

Vanguard in a merger transaction (the “Merger”). Pursuant to the Merger agreement, the former holders of Vanguard shares received $1.22 billion, net of debt repayments, transaction costs, tender premiums and consent fees and the redemption of payable-in-kind preferred stock. The transaction was valued at approximately $1.97 billion prior to transaction fees and expenses.

                As of June 30, 2007, Blackstone beneficially owns approximately 66% of the equity interests in Vanguard through its subscription and purchase of approximately $494.9 million aggregate amount of Class A membership units in Holdings and common stock of Vanguard in connection with the Merger.

                Certain investment funds affiliated with Morgan Stanley Capital Partners (collectively, “MSCP”), Vanguard’s previous private equity sponsor, contributed $130.0 million and management (along with certain other investors) contributed approximately $124.1 million by contributing shares of Vanguard common stock and/or utilizing cash proceeds from the Merger to purchase Class A membership units in Holdings. These stockholders, on a combined basis, beneficially own as of June 30, 2007, approximately 34% of the equity interests in Vanguard. Certain members of management also purchased $5.7 million of the equity incentive units in Holdings in connection with the Merger.

                Vanguard accounted for the transaction as a purchase under the guidance set forth in EITF 88-16. Under EITF 88-16, the transaction was deemed to be a purchase by new controlling investors for which Holdings’ interests in Vanguard were valued using a partial change in accounting basis. In effect, the membership units of Holdings owned by the management investors were valued using predecessor basis, while the membership units of Holdings owned by Blackstone, MSCP and other certain investors were recorded at fair value.

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

                Vanguard also incurred costs of $51.6 million directly related to the Merger, of which $23.1 million, $0.2 million and $23.3 million is reflected as Merger expenses in the accompanying consolidated statements of operations for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the combined year ended June 30, 2005, respectively. The remaining $28.3 million is included in goodwill in the accompanying consolidated balance sheets as set forth by the provisions of Statement of Financial Accounting Standards No. 141.

                The table below provides a detail of the Merger-related costs (in millions).

	Merger Expenses	Goodwill

Advisory fees	$10.0	$4.0
Legal and accounting fees	1.4	3.8
Transaction completion fees to Blackstone and bonuses to management	6.1	20.3
Bridge loan commitment fees	5.3	–
Other	0.5	0.2

	$23.3	$28.3

4.             Acquisitions and Dispositions

Fiscal 2007 Disposition

                On October 1, 2006, certain of Vanguard’s subsidiaries completed the sale of their three hospitals in Orange County, California (West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital) to subsidiaries of Prime Healthcare, Inc. for net proceeds of $40.0 million, comprised of cash proceeds of $37.0 million and $3.0 million of proceeds placed in escrow which was distributed to a subsidiary of Vanguard on July 2, 2007.  Approximately $12.8 million of retained working capital, including $25.3 million of patient accounts receivable, was excluded from the sale. See Note 5 for discussion of discontinued operations treatment related to the sale of these hospitals.

Fiscal 2006 Disposition

                On March 8, 2006, certain subsidiaries of Vanguard sold medical office buildings in California to an independent third party for net sales proceeds of approximately $28.7 million. The net book value of the property, plant and equipment sold was approximately $14.8 million, and Vanguard allocated approximately $2.8 million of existing goodwill to the disposed assets. Vanguard recognized a gain on the sale of approximately $11.1 million ($8.3 million net of taxes) during fiscal 2006 that is included in discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended June 30, 2006. See Note 5 for discussion of discontinued operations treatment related to the sale of these assets.

Fiscal 2005 Acquisition

                On December 31, 2004, certain of Vanguard’s subsidiaries acquired the property, plant and equipment, investments and certain current assets and assumed certain current liabilities of three acute-care hospitals with a then total of 768 licensed beds and related healthcare businesses located in or around Worcester, Framingham and Natick, Massachusetts (the “Massachusetts Hospitals”) from subsidiaries of Tenet Healthcare Corporation.  Vanguard paid $87.7 million at closing, including the base purchase price of $103.5 million for the property, plant and equipment and investments of the Massachusetts Hospitals less $15.8 million for the excess of the current liabilities assumed and closing costs incurred over the current assets acquired.  Vanguard funded the purchase price by borrowing $60.0 million from the $150.0 million acquisition delayed draw term facility under its senior secured credit facilities, entered into in connection with the Merger, and using $27.4 million of cash on hand.  Vanguard invested an estimated additional $37.4 million during the third quarter of fiscal 2005 related to the build-up of working capital at the Massachusetts Hospitals.  On February 18, 2005, Vanguard borrowed the remaining $90.0 million available to it under the acquisition delayed draw term facility to fund the working capital build-up at the Massachusetts Hospitals and to fund capital expenditures projects.  The acquisition of these hospitals gave Vanguard an established presence in the suburban Boston area and central Massachusetts area with an opportunity to grow the hospitals by adding new services.  The results of operations of the Massachusetts Hospitals are included in the accompanying consolidated statements of operations for the period January 1, 2005 to June 30, 2005 and for all of fiscal 2006 and 2007.

Purchase Price Allocations

                The purchase price for the fiscal 2005 acquisition was allocated as follows (in millions).

Massachusetts Hospitals

Fair value of assets acquired:
Prepaids and other current assets	$7.3
Property, plant and equipment	101.4
Goodwill and intangible assets	–
Other assets	2.1

Gross assets acquired	110.8
Liabilities assumed	23.1

Cash paid for net assets acquired	$87.7

Pro Forma Results

                The following table shows the unaudited pro forma results of consolidated operations as if the acquisition of the Massachusetts Hospitals during fiscal 2005 had occurred at the beginning of the immediately preceding period presented, after giving effect to certain adjustments, including the depreciation and amortization of the assets acquired based upon their estimated fair values, changes in net interest expense resulting from changes in consolidated debt and changes in income taxes (in millions).

	Predecessor		Combined Basis

	July 1, 2004 through September 22, 2004	September 23, 2004 through June 30, 2005	Year ended June 30, 2005

Revenues	$498.2	$1,764.6	$2,262.8

Income (loss) from continuing operations before income taxes	$(172.1)	$40.3	$(131.8)
Income tax expense (benefit)	(55.1)	13.9	(41.2)

Income (loss) from continuing operations	(117.0)	26.4	(90.6)
Income from discontinued operations	1.4	0.3	1.7

Net income (loss)	$(115.6)	$26.7	$(88.9)

                The pro forma information presented above does not intend to indicate what Vanguard’s results of operations would have been if the acquisition had in fact occurred at the beginning of the periods presented, and is not intended to be a projection of future results.

5.             Discontinued Operations

                As previously discussed, Vanguard disposed of its California medical office buildings during fiscal 2006 and its California hospitals during fiscal 2007. The operations of the California hospitals and medical office buildings are included in discontinued operations, net of taxes in the accompanying statements of operations for all periods presented as set forth by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and EITF 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). The post-transaction direct cash flows that previously precluded the California medical office buildings operations from being included in discontinued operations under EITF 03-13 were eliminated upon the sale of the California hospitals.

                During fiscal 2006, prior to the sale of the California hospitals, Vanguard recorded an impairment charge of $15.0 million ($9.4 million net of taxes) to write down its basis in the net property, plant and equipment of these hospitals to estimated fair value using a discounted cash flows model. The California hospitals assets were not originally classified as assets held for sale at June 30, 2006, because the Board of Directors had not yet approved the sale. However, the accompanying balance sheet as of June 30, 2006, now includes these assets as assets held for sale, and the previously recorded impairment charge is included in discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended June 30, 2006.

                In June 2007, Vanguard ceased providing acute care services at Phoenix Memorial Hospital (“PMH”) and began leasing certain floors of the building to various third party healthcare providers. The leases are 5-year and 7-year leases with renewal options. When comparing the projected lease income to the historical total revenues of PMH, Vanguard determined that the expected cash inflows under the leases were insignificant and deemed indirect cash flows. Thus, the acute care operations of PMH are included in discontinued operations, net of taxes in the accompanying statements of operations for all periods presented as set forth by SFAS 144 and EITF 03-13.

                The following table sets forth the components of discontinued operations, net of taxes for the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively (in millions).

	Year ended June 30,

	2005	2006	2007

Total revenues	$231.6	$234.1	$91.7

Operating expenses	222.8	239.3	115.9
Allocated interest	6.0	7.2	2.7
Impairment loss	–	15.0	–
Loss (gain) on sale of assets	–	(11.1)	1.7
Income tax expense (benefit)	1.1	(5.7)	(9.5)

Loss (income) from discontinued operations, net of taxes	$(1.7)	$10.6	$19.1

                The interest allocations for the years ended June 30, 2005 (combined basis), 2006 and 2007 were based upon the ratio of net assets to be sold to the sum of Vanguard’s total net assets and Vanguard’s outstanding debt.  Income taxes were calculated using an effective tax rate of approximately 39.3%, 35.0% and 33.2% for the years ended June 30, 2005 (combined basis), 2006 and 2007, respectively.

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

6.             Prepaid Expenses and Other Current Assets

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30, 2006 and 2007 (in millions).

	2006	2007

Prepaid insurance	$7.5	$6.0
Other prepaid expenses	9.0	10.1
Deferred taxes assets	8.9	8.9
Other receivables	20.5	32.7

	$45.9	$57.7

7.             Impairment of Long-Lived Assets

                In recent periods, Vanguard experienced gradual changes to the business climate at its Chicago hospitals, the most significant being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. Vanguard believes that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, Vanguard performed an impairment test of the long-lived assets of these hospitals under SFAS 144 and SFAS 142 effective December 31, 2006. Based upon independent third party estimates of the fair value of the hospitals, Vanguard recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge during December 2006. The independent third party fair value estimates were developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, Vanguard reduced goodwill for its acute care services segment $123.8 million during December 2006. Vanguard will continue to monitor the operating environment in Chicago and could further reduce the carrying value of these assets should conditions deteriorate further.

8.             Goodwill and Intangible Assets

                The following table provides information regarding the intangible assets, including deferred loan costs, included in the accompanying consolidated balance sheets as of June 30, 2006 and 2007 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	2006	2007	2006	2007

Amortized intangible assets:
Deferred loan costs	$ 43.8	$ 43.8	$ 6.7	$ 11.2
Contracts	31.4	31.4	5.5	8.6
Physician income and other guarantees	2.0	13.8	0.3	5.4
Other	1.3	1.3	0.2	0.3

Subtotal	78.5	90.3	12.7	25.5
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$ 81.7	$ 93.5	$ 12.7	$ 25.5

                Amortization expense for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the years ended June 30, 2006 and 2007 was approximately $0.5 million, $2.5 million, $3.0 million, $3.2 million and $3.2 million, respectively. Vanguard expects amortization expense for these intangible assets, excluding deferred loan costs that are amortized to interest expense and physician income and service agreement guarantees that are amortized to other operating expenses, to approximate $3.2 million during the fiscal years ending June 30, 2008 through June 30, 2012. The lives over which intangible assets are amortized range from two years to eleven years.

                The following table presents the changes in the carrying amount of goodwill from June 30, 2005 through June 30, 2007 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2005	$745.0	$68.1	$813.1
Blackstone merger adjustments	(5.8)	11.3	5.5
California hospital goodwill reclassified to assets held for sale	(3.0)	–	(3.0)
Sale of California medical office buildings	(2.8)	–	(2.8)

Balance as of June 30, 2006	733.4	79.4	812.8
Chicago hospitals goodwill impairment	(123.8)	–	(123.8)
Acquisition of physician practice	0.2	–	0.2

Balance as of June 30, 2007	$609.8	$79.4	$689.2

                Vanguard completed its annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2007 noting no impairment. Approximately $148.6 million of Vanguard’s goodwill is deductible for tax purposes.

9.             Other Accrued Expenses and Current Liabilities

                The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying consolidated balance sheets as of June 30, 2006 and 2007 (in millions).

	2006	2007

Due from third-party payers	$(5.7)	$(6.7)
Property taxes	14.3	15.3
Current portion of insurance risks	19.5	21.5
Construction retention payable	6.7	1.7
Accrued income guarantees	1.3	4.3
Liabilities from entities held for sale	7.4	–
Other	28.6	27.9

	$72.1	$64.0

10.          Long-Term Debt

                A summary of Vanguard’s long-term debt at June 30, 2006 and 2007 follows (in millions).

	2006	2007

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	151.4	168.9
Term loans payable under credit facility	789.7	781.9
Capital leases	0.4	–
Other	2.7	2.9

	1,519.2	1,528.7
Less: current maturities	(8.3)	(8.0)

	$1,510.9	$1,520.7

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

                At any time prior to October 1, 2007, the Issuers may redeem up to 35% of the aggregate principal amount of the 9.0% Notes with the net proceeds of certain equity offerings at a redemption price of 109% of the principal amount of the 9.0% Notes plus accrued and unpaid interest. Prior to October 1, 2009, the issuers may redeem the 9.0% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium. On or after October 1, 2009, the Issuers may redeem all or part of the 9.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 9.0% Notes.  The initial redemption price for the 9.0% Notes is equal to 104.50% of their principal amount, plus accrued and unpaid interest.  The redemption price declines each year after 2009.  The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

Credit Facility Debt

                On May 18, 2004, Vanguard entered into a new senior secured credit facility (the “2004 credit facility”) which refinanced the previous amended 2001 credit facility. The 2004 credit facility consisted of $300.0 million in seven-year term loans and a $245.0 million, five-year revolving credit facility. The interest rate on the term loans was either: 1) LIBOR plus a margin of 2.00% to 2.25% per annum dependent upon Vanguard’s consolidated leverage ratio or 2) a base rate plus a margin of 1.00% to 1.25% per annum dependent upon Vanguard’s consolidated leverage ratio. Proceeds from the 2004 credit facility were used to repay all outstanding term and revolving loans under the previous amended 2001 credit facility, to pay closing and other refinancing costs and to provide funds for working capital, capital expenditures and general corporate purposes. Immediately prior to the Merger, Vanguard had no cash borrowings under its previous revolving credit facility but had utilized capacity related to the issuance of letters of credit totaling $27.7 million in respect of its self-insured workers compensation program, as well as, a performance guaranty required by the state agency that regulates PHP.

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

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of June 30, 2007, $781.9 million was outstanding under the 2005 term loan facility. The total remaining capacity of the revolving credit facility, net of letters of credit, was $218.4 million as of June 30, 2007.

                The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, either LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. These interest rates reflect a savings of 1.00% per annum over the interest rate options for term loan borrowings under the merger credit facilities. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum, subject to an increase of up to 0.25% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard pays customary letter of credit fees.

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of June 30, 2007. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

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

                In connection with the Merger, Vanguard extinguished the deferred offering costs related to its 9.75% Notes and the deferred loan costs related to its existing 2004 credit facility.  Vanguard incurred an additional $43.9 million of deferred offering and loan costs related to the 9.0% Notes, the 11.25% Notes and term and revolving loan borrowings under the merger credit facilities and the 2005 term loan facility.  Vanguard incurred $2.7 million, $4.0 million and $4.4 million of interest expense, respectively, during the successor period September 23, 2004 through June 30, 2005 and the years ended June 30, 2006 and 2007 related to the amortization of these offering and loan costs.

Future Maturities

                Future maturities of Vanguard’s debt as of June 30, 2007 follow (in millions).

Fiscal Year	Amount

2008	$8.0
2009	7.9
2010	8.0
2011	7.9
Thereafter	1,544.0

$1,575.8

Other Information

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s 2005 term loan facility in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the guarantor subsidiaries, the combined non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2006 and 2007, and for the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the years ended June 30, 2006 and 2007, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 38.5	$ 85.1	$ –	$ 123.6
Accounts receivable, net	–	–	–	249.3	44.8	–	294.1
Inventories	–	–	–	40.1	5.2	–	45.3
Assets held for sale	–	–	–	45.6	6.5	–	52.1
Prepaid expenses and other current assets	0.1	–	–	28.7	20.8	(3.7)	45.9

Total current assets	0.1	–	–	402.2	162.4	(3.7)	561.0

Property, plant and equipment, net	–	–	–	1,073.5	86.0	–	1,159.5
Goodwill	–	–	–	725.5	87.3	–	812.8
Intangible assets, net	–	33.5	3.6	3.7	28.2	–	69.0
Investments in and advances to affiliates	608.8	–	–	8.2	26.6	(635.4)	8.2
Other assets	–	–	–	39.7	0.3	–	40.0

Total assets	$ 608.9	$ 33.5	$ 3.6	$ 2,252.8	$ 390.8	$ (639.1)	$ 2,650.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 136.8	$ 15.0	$ –	$ 151.8
Accrued expenses and other current liabilities	–	13.3	–	130.2	78.9	(14.5)	207.9
Current maturities of long-term debt	–	8.0	–	–	0.3	–	8.3

Total current liabilities	–	21.3	–	267.0	94.2	(14.5)	368.0

Other liabilities	–	–	–	25.0	63.4	(6.0)	82.4
Long-term debt, less current maturities	–	1,356.8	151.4	2.7	–	–	1,510.9
Intercompany	(80.3)	(1,136.2)	(120.8)	1,462.1	23.8	(148.6)	–
Stockholders’ equity	689.2	(208.4)	(27.0)	496.0	209.4	(470.0)	689.2

Total liabilities and stockholders’ equity	$ 608.9	$ 33.5	$ 3.6	$ 2,252.8	$ 390.8	$ (639.1)	$ 2,650.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 11.7	$ 108.4	$ –	$ 120.1
Restricted cash	–	–	–	4.4	1.8	–	6.2
Accounts receivable, net	–	–	–	260.0	27.3	–	287.3
Inventories	–	–	–	41.8	5.0	–	46.8
Prepaid expenses and other current assets	0.1	–	–	37.8	22.4	(2.6)	57.7

Total current assets	0.1	–	–	355.7	164.9	(2.6)	518.1

Property, plant and equipment, net	–	–	–	1,112.1	74.5	–	1,186.6
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	29.2	3.4	11.1	24.3	–	68.0
Investments in and advances to affiliates	608.8	–	–	–	26.6	(635.4)	–
Other assets	–	–	–	69.4	0.1	–	69.5

Total assets	$ 608.9	$ 29.2	$ 3.4	$ 2,153.9	$ 374.0	$ (638.0)	$ 2,531.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 132.8	$ 11.3	$ –	$ 144.1
Accrued expenses and other current liabilities	–	13.4	–	123.8	87.9	(15.5)	209.6
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	21.4	–	256.4	99.4	(15.5)	361.7

Other liabilities	–	–	–	50.6	45.3	(4.3)	91.6
Long-term debt, less current maturities	–	1,348.9	168.9	2.9	–	–	1,520.7
Intercompany	51.5	(1,013.2)	(120.9)	1,368.3	51.8	(337.5)	–
Stockholders’ equity	557.4	(327.9)	(44.6)	475.7	177.5	(280.7)	557.4

Total liabilities and stockholders’ equity	$ 608.9	$ 29.2	$ 3.4	$ 2,153.9	$ 374.0	$ (638.0)	$ 2,531.4

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2005
(Combined Basis)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,583.8	$ 146.3	$ (26.3)	$ 1,703.8
Premium revenues	–	–	–	43.5	319.8	(29.8)	333.5

Total revenues	–	–	–	1,627.3	466.1	(56.1)	2,037.3
Salaries and benefits	–	–	–	834.9	74.3	–	909.2
Supplies	–	–	–	312.1	24.7	–	336.8
Medical claims expense	–	–	–	26.6	236.9	(26.3)	237.2
Purchased services	–	–	–	92.1	16.9	–	109.0
Provision for doubtful accounts	–	–	–	122.2	10.8	–	133.0
Other operating expenses	0.1	–	–	140.2	42.2	(29.8)	152.7
Rents and leases	–	–	–	21.1	6.0	–	27.1
Depreciation and amortization	–	–	–	63.6	12.1	–	75.7
Interest, net	–	72.7	11.1	(3.6)	2.1	–	82.3
Management fees	–	–	–	(8.1)	8.1	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.3	–	–	23.3
Other	–	–	–	3.4	(0.1)	–	3.3

Total costs and expenses	67.3	72.7	11.1	1,622.8	434.0	(56.1)	2,151.8

Income (loss) from continuing operations before income taxes	(67.3)	(72.7)	(11.1)	4.5	32.1	–	(114.5)
Income tax expense (benefit)	(34.7)	–	–	(2.4)	11.1	(8.7)	(34.7)
Equity in earnings of subsidiaries	(45.5)	–	–	–	–	45.5	–

Income (loss) from continuing operations	(78.1)	(72.7)	(11.1)	6.9	21.0	54.2	(79.8)
Income (loss) from discontinued operations, net of taxes	–	–	–	4.0	(2.3)	–	1.7

Net income (loss)	$ (78.1)	$ (72.7)	$ (11.1)	$ 10.9	$ 18.7	$ 54.2	$ (78.1)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,929.0	$ 144.5	$ (29.9)	$ 2,043.6
Premium revenues	–	–	–	47.9	358.9	(31.8)	375.0

Total revenues	–	–	–	1,976.9	503.4	(61.7)	2,418.6
Salaries and benefits	1.7	–	–	914.8	74.9	–	991.4
Supplies	–	–	–	369.3	24.8	–	394.1
Medical claims expense	–	–	–	29.1	271.1	(29.9)	270.3
Purchased services	–	–	–	110.1	18.0	–	128.1
Provision for doubtful accounts	–	–	–	149.7	7.1	–	156.8
Other operating expenses	0.2	–	–	179.5	43.1	(31.8)	191.0
Rents and leases	–	–	–	27.2	6.7	–	33.9
Depreciation and amortization	–	–	–	86.0	14.3	–	100.3
Interest, net	–	109.5	15.9	(22.3)	0.7	–	103.8
Management fees	–	–	–	(6.7)	6.7	–	–
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Other	–	–	–	8.4	0.7	–	9.1

Total costs and expenses	2.0	109.5	15.9	1,845.1	468.1	(61.7)	2,378.9

Income (loss) from continuing operations before income taxes	(2.0)	(109.5)	(15.9)	131.8	35.3	–	39.7
Income tax expense (benefit)	16.2	–	–	5.1	7.6	(12.7)	16.2
Equity in earnings of subsidiaries	31.1	–	–	–	–	(31.1)	–

Income (loss) from continuing operations	12.9	(109.5)	(15.9)	126.7	27.7	(18.4)	23.5
Loss from discontinued operations, net of taxes	–	–	–	(9.4)	(1.2)	–	(10.6)

Net income (loss)	$ 12.9	$ (109.5)	$ (15.9)	$ 117.3	$ 26.5	$ (18.4)	$ 12.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 2,053.9	$ 150.9	$ (25.5)	$ 2,179.3
Premium revenues	–	–	–	56.5	345.3	(0.4)	401.4

Total revenues	–	–	–	2,110.4	496.2	(25.9)	2,580.7
Salaries and benefits	1.2	–	–	986.6	80.1	–	1,067.9
Supplies	–	–	–	394.1	27.7	–	421.8
Medical claims expense	–	–	–	35.6	286.9	(25.5)	297.0
Purchased services	–	–	–	126.6	14.6	–	141.2
Provision for doubtful accounts	–	–	–	169.2	6.0	–	175.2
Other operating expenses	0.2	–	–	171.2	25.4	(0.4)	196.4
Rents and leases	–	–	–	30.8	6.6	–	37.4
Depreciation and amortization	–	–	–	104.1	14.5	–	118.6
Interest, net	–	119.5	17.7	(8.2)	(5.2)	–	123.8
Management fees	–	–	–	(8.2)	8.2	–	–
Impairment loss	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	2.8	–	–	2.8

Total costs and expenses	1.4	119.5	17.7	2,124.7	468.5	(25.9)	2,705.9

Income (loss) from continuing operations before income taxes	(1.4)	(119.5)	(17.7)	(14.3)	27.7	–	(125.2)
Income tax expense (benefit)	(11.6)	–	–	–	2.1	(2.1)	(11.6)
Equity in earnings of subsidiaries	(142.9)	–	–	–	–	142.9	–

Income (loss) from continuing operations	(132.7)	(119.5)	(17.7)	(14.3)	25.6	145.0	(113.6)
Loss from discontinued operations, net of taxes	–	–	–	(6.0)	(13.1)	–	(19.1)

Net income (loss)	$ (132.7)	$ (119.5)	$ (17.7)	$ (20.3)	$ 12.5	$ 145.0	$ (132.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 293.9	$ 31.7	$ –	$ 325.6
Premium revenues	–	–	–	9.7	69.0	(6.4)	72.3

Total revenues	–	–	–	303.6	100.7	(6.4)	397.9
Salaries and benefits	–	–	–	231.9	16.3	–	248.2
Supplies	–	–	–	58.4	5.3	–	63.7
Medical claims expense	–	–	–	1.9	53.1	–	55.0
Purchased services	–	–	–	15.8	3.6	–	19.4
Provision for doubtful accounts	–	–	–	25.3	2.5	–	27.8
Other operating expenses	–	–	–	27.3	11.9	(6.4)	32.8
Rents and leases	–	–	–	4.1	1.0	–	5.1
Depreciation and amortization	–	–	–	14.4	1.6	–	16.0
Interest, net	–	–	–	7.9	1.1	–	9.0
Management fees	–	–	–	(2.0)	2.0	–	–
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Other	–	–	–	–	(0.1)	–	(0.1)

Total costs and expenses	67.2	–	–	403.1	98.3	(6.4)	562.2

Income (loss) from continuing operations before income taxes	(67.2)	–	–	(99.5)	2.4	–	(164.3)
Income tax expense (benefit)	(52.2)	–	–	(1.1)	0.2	0.7	(52.2)
Equity in earnings of subsidiaries	(95.7)	–	–	–	–	95.5	–

Income (loss) from continuing operations	(110.7)	–	–	(98.4)	2.2	94.8	(112.1)
Income (loss) from discontinued operations, net of taxes	–	–	–	1.7	(0.3)	–	1.4

Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the Successor Period September 23, 2004 through June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 1,289.9	$ 114.6	$ (26.3)	$ 1,378.2
Premium revenues	–	–	–	33.8	250.8	(23.4)	261.2

Total revenues	–	–	–	1,323.7	365.4	(49.7)	1,639.4
Salaries and benefits	–	–	–	603.0	58.0	–	661.0
Supplies	–	–	–	253.7	19.4	–	273.1
Medical claims expense	–	–	–	24.7	183.8	(26.3)	182.2
Purchased services	–	–	–	76.3	13.3	–	89.6
Provision for doubtful accounts	–	–	–	96.9	8.3	–	105.2
Other operating expenses	0.1	–	–	112.9	30.3	(23.4)	119.9
Rents and leases	–	–	–	17.0	5.0	–	22.0
Depreciation and amortization	–	–	–	49.2	10.5	–	59.7
Interest, net	–	72.7	11.1	(11.5)	1.0	–	73.3
Management fees	–	–	–	(6.1)	6.1	–	–
Merger expenses	–	–	–	0.2	–	–	0.2
Other	–	–	–	3.4	–	–	3.4

Total costs and expenses	0.1	72.7	11.1	1,219.7	335.7	(49.7)	1,589.6

Income (loss) from continuing operations before income taxes	(0.1)	(72.7)	(11.1)	104.0	29.7	–	49.8
Income tax expense (benefit)	17.5	–	–	(1.3)	10.9	(9.6)	17.5
Equity in earnings of subsidiaries	50.2	–	–	–	–	(50.2)	–

Income (loss) from continuing operations	32.6	(72.7)	(11.1)	105.3	18.8	(40.6)	32.3
Income (loss) from discontinued operations, net of taxes	–	–	–	2.3	(2.0)	–	0.3

Net income (loss)	$ 32.6	$ (72.7)	$ (11.1)	$ 107.6	$ 16.8	$ (40.6)	$ 32.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2005
(Combined Basis)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (78.1)	$ (72.7)	$ (11.1)	$ 10.9	$ 18.7	$ 54.2	$ (78.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	(4.0)	2.3	–	(1.7)
Depreciation and amortization	–	–	–	63.6	12.1	–	75.7
Provision for doubtful accounts	–	–	–	122.2	10.8	–	133.0
Deferred income taxes	(37.6)	–	–	–	–	–	(37.6)
Amortization of loan costs	–	2.6	0.1	0.5	–	–	3.2
Accretion of principal on senior discount notes	–	–	11.0	–	–	–	11.0
Loss on sale of assets	–	–	–	0.6	–	–	0.6
Stock compensation	–	–	–	97.4	–	–	97.4
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.3	–	–	23.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	45.5	–	–	–	–	(45.5)	–
Accounts receivable	–	–	–	(122.8)	(17.0)	–	(139.8)
Establishment of accounts receivables for acquisitions	–	–	–	(53.3)	–	–	(53.3)
Inventories	–	–	–	(2.4)	(0.4)	–	(2.8)
Prepaid expenses and other current assets	(2.8)	–	–	5.3	(8.6)	–	(6.1)
Accounts payable	–	–	–	55.4	(0.7)	–	54.7
Accrued expenses and other liabilities	5.5	14.4	–	1.5	34.5	(8.7)	47.2

Net cash provided by (used in) operating activities – continuing operations	(0.3)	(55.7)	–	193.2	51.7	–	188.9
Net cash provided by operating activities – discontinued operations	–	–	–	7.6	5.3	–	12.9

Net cash provided by (used in) operating activities	(0.3)	(55.7)	–	200.8	57.0	–	201.8

Investing activities:						–
Acquisitions	(51.2)	–	–	(87.4)	–	–	(138.6)
Capital expenditures	–	–	–	(210.3)	(13.9)	–	(224.2)
Proceeds from asset sales	–	–	–	0.7	–	–	0.7
Purchases of short-term investments	–	–	–	(77.8)	(10.0)	–	(87.8)
Sales of short-term investments	–	–	–	107.8	38.0	–	145.8
Other	6.7	–	–	(12.9)	(22.6)	22.6	(6.2)

Net cash provided by (used in) investing activities – continuing operations	(44.5)	–	–	(279.9)	(8.5)	22.6	(310.3)
Net cash used in operating activities – discontinued operations	–	–	–	(7.8)	(6.2)	–	(14.0)

Net cash provided by (used in) investing activities	(44.5)	–	–	(287.7)	(14.7)	22.6	(324.3)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2005
(Combined Basis)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Proceeds from long-term debt	1,347.7		–	–	–	–	1,347.7
Payments of long-term debt and capital leases	(682.0)	(4.3)	–	(3.4)	(0.7)	–	(690.4)
Payments of loan costs and debt termination fees	(44.4)	–	–	–	–	–	(44.4)
Proceeds from joint venture partner contributions	–	–	–	8.0	–	–	8.0
Proceeds from issuance of common stock	495.5	–	–	–	–	–	495.5
Payments to retire stock and stock options	(964.9)	–	–	–	–	–	(964.9)
Cash provided by (used in) intercompany activity	(106.4)	60.0	–	73.2	(4.2)	(22.6)	–
Exercise of stock options	0.1	–	–	–	–	–	0.1

Net cash provided by (used in) financing activities	45.6	55.7	–	77.8	(4.9)	(22.6)	151.6

Net increase (decrease) in cash and cash equivalents	0.8	–	–	(9.1)	37.4	–	29.1
Cash and cash equivalents, beginning of period	–	–	–	3.2	46.9	–	50.1

Cash and cash equivalents, end of period	$ 0.8	$ –	$ –	$ (5.9)	$ 84.3	$ –	$ 79.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 12.9	$ (109.5)	$ (15.9)	$ 117.3	$ 26.5	$ (18.4)	$ 12.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	9.4	1.2	–	10.6
Depreciation and amortization	–	–	–	86.0	14.3	–	100.3
Provision for doubtful accounts	–	–	–	149.7	7.1	–	156.8
Deferred income taxes	8.5	–	–	–	–	–	8.5
Amortization of loan costs	–	3.8	0.2	–	–	–	4.0
Accretion of principal on senior discount notes	–	–	15.7	–	–	–	15.7
Loss (gain) on sale of assets	–	–	–	6.1	(4.6)	–	1.5
Stock compensation	1.7	–	–	–	–	–	1.7
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(31.1)	–	–	–	–	31.1	–
Accounts receivable	–	–	–	(158.5)	(3.9)	–	(162.4)
Inventories	–	–	–	(5.5)	0.3	–	(5.2)
Prepaid expenses and other current assets	11.7	–	–	(40.0)	31.9	–	3.6
Accounts payable	–	–	–	4.4	(2.0)	–	2.4
Accrued expenses and other liabilities	(3.8)	(1.1)	–	37.6	(31.9)	(12.7)	(11.9)

Net cash provided by (used in) operating activities – continuing operations	–	(106.8)	–	206.5	38.9	–	138.6
Net cash provided by operating activities – discontinued operations	–	–	–	4.4	6.3	–	10.7

Net cash provided by (used in) operating activities	–	(106.8)	–	210.9	45.2	–	149.3

Investing activities:						–
Acquisitions	–	–	–	(1.2)	–	–	(1.2)
Capital expenditures	–	–	–	(264.7)	(10.8)	–	(275.5)
Proceeds from asset sales	–	–	–	11.1	–	–	11.1
Purchases of short-term investments	–	–	–	–	(128.4)	–	(128.4)
Sales of short-term investments	–	–	–	–	128.4	–	128.4
Other	–	–	–	(17.8)	(4.2)	22.6	0.6

Net cash used in investing activities – continuing operations	–	–	–	(272.6)	(15.0)	22.6	(265.0)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	24.3	(4.7)	–	19.6

Net cash used in investing activities	–	–	–	(248.3)	(19.7)	22.6	(245.4)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2006
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Proceeds from long-term debt	–	175.0	–	–	–	–	175.0
Payments of long-term debt and capital leases	–	(30.0)	–	(0.8)	(0.6)	–	(31.4)
Payments of loan costs and debt termination fees	–	–	–	(0.7)	–	–	(0.7)
Payments to retire stock and stock options	(2.5)	–	–	–	–	–	(2.5)
Cash provided by (used in) intercompany activity	1.6	(38.2)	–	83.3	(24.1)	(22.6)	–
Exercise of stock options	0.1	–	–	–	–	–	0.1

Net cash provided by (used in) financing activities	(0.8)	106.8	–	81.8	(24.7)	(22.6)	140.5

Net increase (decrease) in cash and cash equivalents	(0.8)	–	–	44.4	0.8	–	44.4
Cash and cash equivalents, beginning of period	0.8	–	–	(5.9)	84.3	–	79.2

Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 38.5	$ 85.1	$ –	$ 123.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (132.7)	$ (119.5)	$ (17.7)	$ (20.3)	$ 12.5	$ 145.0	$ (132.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	6.0	13.1	–	19.1
Depreciation and amortization	–	–	–	104.1	14.5	–	118.6
Provision for doubtful accounts	–	–	–	169.2	6.0	–	175.2
Deferred income taxes	(12.7)	–	–	–	–	–	(12.7)
Amortization of loan costs	–	4.3	0.2	–	–	–	4.5
Accretion of principal on senior discount notes	–	–	17.5	–	–	–	17.5
Gain on sale of assets	–	–	–	(4.1)	–	–	(4.1)
Stock compensation	1.2	–	–	–	–	–	1.2
Impairment loss	–	–	–	120.1	3.7	–	123.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	142.9	–	–	–	–	(142.9)	–
Accounts receivable	–	–	–	(206.9)	2.9	–	(204.0)
Inventories	–	–	–	(2.9)	1.0	–	(1.9)
Prepaid expenses and other current assets	–	–	–	(21.8)	(1.5)	–	(23.3)
Accounts payable	–	–	–	11.2	(3.8)	–	7.4
Accrued expenses and other liabilities	1.3	0.1	–	54.6	(22.8)	(2.1)	31.1

Net cash provided by (used in) operating activities – continuing operations	–	(115.1)	–	209.2	25.6	–	119.7
Net cash provided by operating activities – discontinued operations		–	–	0.5	3.1	–	3.6

Net cash provided by (used in) operating activities	–	(115.1)	–	209.7	28.7	–	123.3

Investing activities:						–
Acquisitions	–	–	–	(0.2)	–	–	(0.2)
Capital expenditures	–	–	–	(153.3)	(11.0)	–	(164.3)
Proceeds from asset sales	–	–	–	9.5	–	–	9.5
Purchases of short-term investments	–	–	–	–	(120.0)	–	(120.0)
Sales of short-term investments	–	–	–	–	120.0	–	120.0
Other	–	–	–	1.8	0.2	–	2.0

Net cash used in investing activities – continuing operations	–	–	–	(142.2)	(10.8)	–	(153.0)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	36.3	(1.8)	–	34.5

Net cash used in investing activities	–	–	–	(105.9)	(12.6)	–	(118.5)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2007
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Payments of long-term debt and capital leases	–	(7.9)	–	(0.2)	(0.1)	–	(8.2)
Payments to retire stock, equity incentive units and stock options	–	–	–	(0.3)	–	–	(0.3)
Cash provided by (used in) intercompany activity	–	123.0	–	(130.3)	7.3	–	–
Exercise of stock options	–	–	–	0.2	–	–	0.2

Net cash provided by (used in) financing activities	–	115.1	–	(130.6)	7.2	–	(8.3)

Net increase (decrease) in cash and cash equivalents	–	–	–	(26.8)	23.3	–	(3.5)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6

Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 11.7	$ 108.4	$ –	$ 120.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (110.7)	$ –	$ –	$ (96.7)	$ 1.9	$ 94.8	$ (110.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss (income) from discontinued operations	–	–	–	(1.7)	0.3	–	(1.4)
Depreciation and amortization	–	–	–	14.4	1.6	–	16.0
Provision for doubtful accounts	–	–	–	25.3	2.5	–	27.8
Deferred income taxes	(50.9)	–	–	–	–	–	(50.9)
Amortization of loan costs	–	–	–	0.5	–	–	0.5
Loss on sale of assets	–	–	–	0.6	–	–	0.6
Stock compensation	–	–	–	96.7	–	–	96.7
Debt extinguishment costs	50.2	–	–	12.0	–	–	62.2
Merger expenses	17.0	–	–	6.1	–	–	23.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	95.7	–	–	–	–	(95.7)	–
Accounts receivable	–	–	–	(35.3)	(1.7)	–	(37.0)
Inventories	–	–	–	0.2	(0.2)	–	–
Prepaid expenses and other current assets	6.3	–	–	(14.3)	10.4	–	2.4
Accounts payable	–	–	–	41.6	(0.3)	–	41.3
Accrued expenses and other liabilities	(2.0)	–	–	2.4	9.0	0.9	10.3

Net cash provided by operating activities – continuing operations	5.6	–	–	51.8	23.5	–	80.9
Net cash used in operating activities – discontinued operations	–	–	–	(1.8)	(0.3)	–	(2.1)

Net cash provided by operating activities	5.6	–	–	50.0	23.2	–	78.8

Investing activities:
Acquisitions	(50.8)	–	–	–	–	–	(50.8)
Capital expenditures	–	–	–	(25.2)	(1.9)	–	(27.1)
Proceeds from asset sales	–	–	–	0.5	–	–	0.5
Sales of short-term investments	–	–	–	30.0	–	–	30.0
Other	–	–	–	0.4	(0.3)	–	0.1

Net cash provided by (used in) investing activities – continuing operations	(50.8)	–	–	5.7	(2.2)	–	(47.3)
Net cash used in operating activities – discontinued operations	–	–	—,	(1.6)	(1.1)	–	(2.7)

Net cash provided by (used in) investing activities	(50.8)	–	–	4.1	(3.3)	–	(50.0)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Predecessor Period July 1, 2004 through September 22, 2004
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Proceeds from long-term debt	1,174.7	–	–	–	–	–	1,174.7
Payments of long-term debt and capital leases	(683.2)	–	–	(0.4)	(0.3)	–	(683.9)
Payments of loan costs and debt termination fees	(40.9)	–	–	–	–	–	(40.9)
Proceeds from issuance of common stock	494.9	–	–	–	–	–	494.9
Payments to retire stock and stock options	(964.9)	–	–	–	–	–	(964.9)
Cash provided by (used in) intercompany activity	64.8	–	–	(51.2)	(13.6)	–	–
Exercise of stock options	0.1	–	–	–	–	–	0.1

Net cash provided by (used in) financing activities	45.5	–	–	(51.6)	(13.9)	–	(20.0)

Net increase in cash and cash equivalents	0.3	–	–	2.5	6.0	–	8.8
Cash and cash equivalents, beginning of period	–	–	–	3.2	46.9	–	50.1

Cash and cash equivalents, end of period	$ 0.3	$ –	$ –	$ 5.7	$ 52.9	$ –	$ 58.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Successor Period September 23, 2004 through June 30, 2005

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 32.6	$ (72.7)	$ (11.1)	$ 107.6	$ 16.8	$ (40.6)	$ 32.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	(2.3)	2.0	–	(0.3)
Depreciation and amortization	–	–	–	49.2	10.5	–	59.7
Provision for doubtful accounts	–	–	–	96.9	8.3	–	105.2
Deferred income taxes	13.3	–	–	–	–	–	13.3
Amortization of loan costs	–	2.6	0.1	–	–	–	2.7
Accretion of principal on senior discount notes	–	–	11.0	–	–	–	11.0
Stock compensation	–	–	–	0.7	–	–	0.7
Merger expenses	–	–	–	0.2	–	–	0.2
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(50.2)	–	–	–	–	50.2	–
Accounts receivable	–	–	–	(87.5)	(15.3)	–	(102.8)
Establishment of accounts receivables for acquisitions	–	–	–	(53.3)	–	–	(53.3)
Inventories	–	–	–	(2.6)	(0.2)	–	(2.8)
Prepaid expenses and other current assets	(9.1)	–	–	19.6	(19.0)	–	(8.5)
Accounts payable	–	–	–	13.8	(0.4)	–	13.4
Accrued expenses and other liabilities	7.5	14.4	–	(0.9)	25.5	(9.6)	36.9

Net cash provided by (used in) operating activities – continuing operations	(5.9)	(55.7)	–	141.4	28.2	–	108.0
Net cash provided by operating activities – discontinued operations	–	–	–	9.4	5.6	–	15.0

Net cash provided by (used in) operating activities	(5.9)	(55.7)	–	150.8	33.8	–	123.0

Investing activities:						–
Acquisitions	(0.4)	–	–	(87.4)	–	–	(87.8)
Capital expenditures	–	–	–	(185.1)	(12.0)	–	(197.1)
Proceeds from asset sales	–	–	–	0.2	–	–	0.2
Purchases of short-term investments	–	–	–	(77.8)	(10.0)	–	(87.8)
Sales of short-term investments	–	–	–	77.8	38.0	–	115.8
Other	6.7	–	–	(13.3)	(22.3)	22.6	(6.3)

Net cash provided by (used in) investing activities – continuing operations	6.3	–	–	(285.6)	(6.3)	22.6	(263.0)
Net cash used in operating activities – discontinued operations	–	–	–	(6.2)	(5.1)	–	(11.3)

Net cash provided by (used in) investing activities	6.3	–	–	(291.8)	(11.4)	22.6	(274.3)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Successor Period September 23, 2004 through June 30, 2005
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Proceeds from long-term debt	173.0	–	–	–	–	–	173.0
Payments of long-term debt and capital leases	1.2	(4.3)	–	(3.0)	(0.4)	–	(6.5)
Payments of loan costs and debt termination fees	(3.5)	–	–	–	–	–	(3.5)
Proceeds from joint venture partner contributions	–	–	–	8.0	–	–	8.0
Proceeds from issuance of common stock	0.6	–	–	–	–	–	0.6
Cash provided by (used in) intercompany activity	(171.2)	60.0	–	124.4	9.4	(22.6)	–

Net cash provided by (used in) financing activities	0.1	55.7	–	129.4	9.0	(22.6)	171.6

Net increase (decrease) in cash and cash equivalents	0.5	–	–	(11.6)	31.4	–	20.3
Cash and cash equivalents, beginning of period	0.3	–	–	5.7	52.9	–	58.9

Cash and cash equivalents, end of period	$ 0.8	$ –	$ –	$ (5.9)	$ 84.3	$ –	$ 79.2

11.          Income Taxes

                Significant components of income tax expense/benefit attributable to continuing operations are as follows (in millions):

	Combined Basis

	2005	2006	2007

Current:
Federal	$0.6	$2.2	$0.9
State	1.1	(0.3)	0.1

	1.7	1.9	1.0
Deferred:
Federal	(32.7)	13.6	(13.7)
State	(8.6)	(3.9)	(4.8)

	(41.3)	9.7	(18.5)
Increase in valuation allowance	4.9	4.6	5.9

Total	$(34.7)	$16.2	$(11.6)

                The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in millions).

	Combined Basis

	2005	2006	2007

Continuing operations	$(34.7)	$16.2	$(11.6)
Discontinued operations	1.1	(5.7)	(9.5)

Total	$(33.6)	$10.5	$(21.1)

                The increases in the valuation allowance during all three years presented result from state net operating loss carryforwards that may not ultimately be utilized because of the uncertainty regarding Vanguard’s ability to generate taxable income in certain states.  The effective income tax rate differed from the federal statutory rate for the years ended June 30, 2005 (combined basis), 2006 and 2007 as follows:

	Combined Basis

	2005	2006	2007

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Income tax expense at state statutory rate	6.8	(10.1)	3.6
Nondeductible expenses and other	(0.4)	1.9	(0.6)
Increase in valuation allowance	(4.3)	11.6	(4.7)
Nondeductible merger-related costs	(6.8)	–	–
Nondeductible goodwill	–	2.4	–
Nondeductible impairment loss	–	–	(24.0)

Effective income tax rate	30.3%	40.8%	9.3%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Vanguard’s deferred tax assets and liabilities as of June 30, 2006 and 2007, were approximately as follows (in millions):

	2006	2007
Deferred tax assets:
Net operating loss carryover	$71.7	$77.4
Excess tax basis over book basis of accounts receivable	2.3	5.9
Accrued expenses and other	10.2	12.8
Deferred loan costs	3.1	2.5
Professional liabilities reserves	2.2	10.7
Self-insurance reserves	11.7	10.1
Alternative minimum tax credit and other credits	1.9	2.3

Total deferred tax assets	103.1	121.7
Valuation allowance	(11.9)	(22.5)

Total deferred tax assets, net of valuation allowance	91.2	99.2

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	44.3	29.7
Excess book basis over tax basis of prepaid assets and other	7.4	7.9

Total deferred tax liabilities	51.7	37.6

Net deferred tax assets and liabilities	$39.5	$61.6

                Net non-current deferred tax assets of $30.6 million and $52.7 million as of June 30, 2006 and 2007, respectively, are included in the accompanying consolidated balance sheets in other assets. Net current deferred tax assets were $8.9 million as of both June 30, 2006 and 2007.

                During fiscal 2007, Vanguard increased the valuation allowance by $10.6 million, of which $4.7 million related to discontinued operations. $5.0 million of the valuation allowance attributable to operations existed as of the Merger date described in Note 3. Any subsequent recognition of tax benefits associated with the pre-Merger valuation allowances will be accounted for as a reduction of goodwill attributable to the Merger in accordance with applicable accounting standards. During fiscal 2006, Vanguard increased goodwill by a total of $4.5 million to adjust the tax accounts that existed as of the Merger date given the final Merger purchase price allocation and the IRS examination discussed below.

                As of June 30, 2007, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax purposes and state income tax purposes of approximately $164.0 million and $489.0 million, respectively. The federal and state NOL carryforwards expire from 2022 to 2027 and 2007 to 2027, respectively. Approximately $3.6 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

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

12.          Stockholder’s Equity

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

Equity Incentive Membership Units of Holdings

                In connection with the Merger, certain members of senior management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.7 million pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”).  The value of the equity incentive units was determined by an independent third party appraiser. The Class B and D units vest 20% on each of the first five anniversaries of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid on September 23, 2004.  Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a liquidity event (as defined in the LLC Agreement).  In exchange for a cash payment of $5.7 million, Vanguard issued to Holdings 83,890 warrants with an exercise price of $1,000 per share and 35,952 warrants with an exercise price of $3,000 per share to purchase Vanguard’s common stock. The warrants may be exercised at any time. Vanguard reserved 119,842 shares of its common stock to be issued upon exercise of the warrants.

                During fiscal 2006 and fiscal 2007, Vanguard and Holdings repurchased a total of 33,708 outstanding equity incentive units from former executive officers for approximately $1.7 million. The purchase price for unvested units was based upon the lower of cost or fair market value (determined by an independent appraisal) or the lower of cost or fair market value less a 25% discount, as set forth in the LLC Agreement. The purchase price for vested units was fair market value or fair market value less a 25% discount.

Redeemable Payable-In-Kind Preferred Stock

                On February 1, 2000, to satisfy a portion of the purchase price for the acquisition of MacNeal Hospital and related assets, Vanguard issued 20,000 shares of its payable-in-kind convertible redeemable preferred stock (“PIK Preferred Shares”) with a par value of $0.01 per share.  Dividends payable in the form of additional PIK Preferred Shares accrued at an annual rate of 8%.  On January 3, 2003, Vanguard issued 30,000 shares of payable-in-kind convertible redeemable preferred stock (“Series B PIK Preferred Shares”) with par value of $0.01 per share to satisfy a portion of the purchase price of its acquisition of the Baptist Health System hospitals. Dividends payable in the form of additional Series B PIK Preferred Shares accrued at an annual rate of 6.25%. Each series of preferred stock was valued by an independent appraiser at $1,000 per share for purposes of the respective acquisitions.

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

13.          Stock Based Compensation

                As previously discussed, Vanguard used the minimum value pricing model permitted under SFAS 123 to determine stock compensation costs related to stock option grants prior to July 1, 2006.  On July 1, 2006, Vanguard adopted the provisions of SFAS 123(R), to account for stock option grants subsequent to July 1, 2006.  Vanguard adopted SFAS 123(R) on a prospective basis as required for companies that chose to adopt SFAS 123 using the transition guidance set forth in SFAS 148. During the combined fiscal year 2005, Vanguard incurred stock compensation of $97.4 million primarily as a result of $96.7 million incurred during the predecessor period July 1, 2004 through September 22, 2004 related to Merger payments to stock option holders under Vanguard’s former stock option plans as calculated under the provisions of APB 25 for option grants prior to July 1, 2003, and under SFAS 123 for option grants on or after July 1, 2003. During fiscal years 2006 and 2007, Vanguard incurred stock compensation of $1.7 million and $1.2 million, respectively, related to grants under its 2004 Stock Incentive Plan.

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

2004 Stock Incentive Plan

                After the Merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of June 30, 2007, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of June 30, 2007, 65,574 options were outstanding under the 2004 Option Plan.

                The following tables summarize options transactions during the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005 and the years ended June 30, 2006 and 2007.

	Carry Option Plan		Initial Option Plan

	# of Options	Weighted Average Exercise Price	# of Options	Weighted Average Exercise Price

Options outstanding at June 30, 2004 (predecessor)	29,822	$170.12	3,595	$170.12
Options granted	–	–	–	–
Options exercised	–	–	–	–
Options cancelled	(29,822)	170.12	(3,595)	170.12

Options outstanding at September 22, 2004 (predecessor)
and subsequent periods	–	$–	–	$–

Options available for grant at June 30, 2007	–	$–	–	$–

Options exercisable at June 30, 2007	–	$–	–	$–

	1998 Stock Option Plan		2000 Stock Option Plan		2004 Stock Incentive Plan

	# of Options	Wtd Avg Exercise Price	# of Options	Wtd Avg Exercise Price	# of Options	Wtd Avg Exercise Price

Options outstanding at June 30, 2004 (predecessor)	9,808	$1,014.99	12,297	$1,701.18	–	$–
Options granted	1,590	1,701.18	992	1,701.18	–	–
Options exercised	–	–	(35)	1,701.18	–	–
Options cancelled	(11,398)	1,110.71	(13,254)	1,701.18	–	–

Options outstanding at September 22, 2004 (predecessor)	–	–	–	–	–	–
Options granted	–	–	–	–	40,078	1,600.00
Options exercised	–	–	–	–	–	–
Options cancelled	–	–	–	–	(1,894)	1,600.00

Options outstanding at June 30, 2005	–	–	–	–	38,184	1,600.00
Options granted	–	–	–	–	41,297	1,675.81
Options exercised	–	–	–	–	(141)	1,000.00
Options cancelled	–	–	–	–	(8,683)	1,611.03

Options outstanding at June 30, 2006	–	–	–	–	70,657	1,644.12
Options granted	–	–	–	–	10,110	1,715.06
Options exercised	–	–	–	–	(195)	1,000.00
Options cancelled	–	–	–	–	(14,998)	1,624.81

Options outstanding at June 30, 2007	–	$–	–	$–	65,574	$1,661.39

Options available for grant at June 30, 2007	–	$–	–	$–	35,207	$1,724.91

Options exercisable at June 30, 2007	–	$–	–	$–	10,487	$1,950.16

                The following table provides information relating to the 2004 Option Plan as of June 30, 2007.

Exercise price	$1,000.00	$1,150.37	$1,167.50	$3,000.00
Number outstanding	20,197	19,758	5,915	19,704
Weighted average remaining contractual life	7.7 years	8.5 years	9.6 years	8.0 years
Weighted average fair value	$361.23	$431.11	$590.58	$0.00
Number exercisable	3,744	1,904	–	4,839

                The following table sets forth certain information regarding those options vested at June 30, 2007, those expected to vest subsequent to June 30, 2007 and the total expected to vest over the life of all options granted.

	Currently Vested	Additional Expected to Vest	Total Expected to Vest

Number of options at June 30, 2007	10,487	31,474	41,961
Weighted average exercise price	$1,950.16	$1,654.49	$1,728.39
Aggregate intrinsic value (in millions)	$2.2	$8.9	$11.1
Weighted average remaining contractual term	7.8 years	8.4 years	8.2 years

14.          401(k) Plan

                Effective June 1, 1998, Vanguard adopted the Vanguard 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.

                For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after three years of service and continue vesting at 20% per year until fully vested. Vanguard’s matching expense for the years ended June 30, 2005 (combined basis), 2006 and 2007 was approximately $8.2 million, $11.7 million and $13.8 million, respectively.

15.          Leases

                Vanguard leases real estate properties and equipment under operating leases having various expiration dates. Future minimum operating lease payments at June 30, 2007 are approximately as follows (in millions).

Operating Leases

2008	$ 27.4
2009	23.2
2010	18.8
2011	14.0
2012	11.8
Thereafter	40.9

Total minimum lease payments	$ 136.1

                For the predecessor period July 1, 2004 through September 22, 2004, the successor period September 23, 2004 through June 30, 2005, the combined year ended June 30, 2005 and the years ended June 30, 2006 and 2007, rent expense was approximately $5.1 million, $22.0 million, $27.1 million, $33.9 million and $37.4 million, respectively.

16.          Contingencies and Healthcare Regulation

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

Employment-Related Agreements

                Effective June 1, 1998, Vanguard executed employment agreements with three of its current senior executive officers. Vanguard executed an employment agreement with a fourth current senior executive officer on September 1, 1999. The employment agreements were amended on September 23, 2004 to extend the term of each employment agreement another 5 years and to provide that the Merger did not constitute a change of control, as defined in the agreements. The employment agreements will renew automatically for additional one-year periods, unless terminated by Vanguard or the executive officer. The employment agreements provide, among other things, for minimum salary levels, for participation in bonus plans, and for amounts to be paid as liquidated damages in the event of a change in control or termination by Vanguard without cause.

                Vanguard has executed severance protection agreements (“severance agreements”) between Vanguard and each of its other officers who do not have employment agreements. The severance agreements are automatically extended for successive one year terms at the discretion of Vanguard unless a change in control occurs, as defined in the severance agreement, at which time the severance agreement continues in effect for a period of not less than three years beyond the date of such event. Vanguard may be obligated to pay severance payments as set forth in the severance agreements in the event of a change in control and the termination of the executive’s employment of Vanguard.

Guarantees

                Physician Guarantees

                Vanguard entered into physician relocation agreements and service agreements under which it guarantees minimum monthly income, revenues or collections to physicians during a specified period of time (typically 12 months to 24 months). In return for the minimum guarantee payment, the physicians are required to practice in the community or to provide emergency room or specialty program coverage at Vanguard’s hospitals for a stated period of time (typically 3 to 5 years) or else return the payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation or service agreements. As of June 30, 2007, Vanguard had a net intangible asset of $7.9 million and a remaining liability of $4.3 million related to these physician guarantees. The maximum amount of Vanguard’s unpaid physician income guarantees under FSP 45-3 as of June 30, 2007 was approximately $10.4 million.

                Other Guarantees

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $19.0 million, an amount determined based upon PHP’s membership and capitation premiums received.  As of June 30, 2007, Vanguard maintained this performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2007.  Vanguard is required to arrange for $2.9 million in letters of credit to collateralize its $19.0 million in surety bonds with the third party insurers.  As of June 30, 2007, Vanguard provided a $0.6 million guarantee of the debt of a joint venture accounted for as an equity method investment and also from time to time enters into parent-subsidiary guarantee arrangements in the ordinary course of operating its business.

Variable Interest Entities

                Vanguard is a party to three contractual agreements whereby it may be required to make monthly payments to the developers and managers of three medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One of the contracts commenced prior to the effective date of Financial Interpretation Number 46, Variable Interest Entities, (as amended by FIN 46R) and is scheduled to terminate in March 2016.  Due to the significance of Vanguard’s minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes as of June 30, 2006 and 2007. The variable interest entity’s debt is collateralized by the medical office building asset (cost value of $2.4 million) and not by any Vanguard assets. The second contract commenced in April 2005 for a period of 12 years.  Vanguard deemed this contract a VIE in which Vanguard is not the primary beneficiary. The maximum annual amount Vanguard would pay under the contract assuming zero occupancy would be approximately $1.5 million. Vanguard expects to achieve the permanent burnoff provisions under the third contract during fiscal 2008 and deems the developer landlord to be the primary beneficiary. Vanguard currently expects to make no rental shortfall payments during fiscal 2008 under the second and third contracts given current and expected future occupancy levels.

17.          Related Party Transactions

                During fiscal 2005 (combined basis), Vanguard paid approximately $6,000 of the out-of-pocket expenses of MSCP related to their review of Vanguard’s proposed transactions and reimbursement for travel and related expenses. MSCP maintained an equity interest in Vanguard of 17.3% as of June 30, 2007. Also, one of Vanguard’s directors as of June 30, 2007, Eric T. Fry, and two previous directors, Howard I. Hoffen and Karen H. Bechtel, were managing directors of Morgan Stanley & Co. Incorporated during a portion of fiscal 2005. Until September 2004, Eric T. Fry was a managing director of Morgan Stanley Private Equity, while Howard I. Hoffen was Chairman and Chief Executive Officer of Morgan Stanley Private Equity. Morgan Stanley & Co. Incorporated, Morgan Stanley Private Equity and Morgan Stanley Senior Funding, Inc. are affiliates of MSCP.

                Pursuant to the merger agreement, Vanguard entered into a transaction and monitoring fee agreement with Blackstone and Metalmark Subadvisor LLC (“Metalmark”).  Under the terms of the agreement, Vanguard paid Blackstone a transaction and advisory fee on the Merger date equal to $20.0 million plus approximately $350,000 of out of pocket expenses for Blackstone’s expertise in undertaking financial and structural analysis, due diligence investigations and other advice and negotiation assistance necessary to complete the Merger.  This fee is included in goodwill as a direct acquisition cost.  Funds affiliated with Blackstone held an equity interest in Vanguard of 66.0% as of June 30, 2007.  Vanguard also agreed to pay Blackstone and Metalmark an annual monitoring fee of $4.0 million and $1.2 million, respectively, plus out of pocket expenses.  The monitoring fee represents compensation to Blackstone and Metalmark for their advisory and consulting services with respect to financing transactions, strategic decisions, dispositions or acquisitions of assets and other Vanguard affairs from time to time.  Blackstone also has the option under the agreement to elect at any time in anticipation of a change in control or initial public offering to require Vanguard to pay both Blackstone and Metalmark a lump sum monitoring fee, calculated as the net present value of future annual monitoring fees assuming a remaining ten-year payment period, in lieu of the remaining annual monitoring fee payments.  If Blackstone chooses a lump sum payment, Metalmark is entitled to receive not less than 15% of the sum of the initial $20.0 million Blackstone transaction fee and the cumulative monitoring fees and lump sum monitoring fee paid to Blackstone less the cumulative aggregate monitoring fees paid to Metalmark to date.  During fiscal 2005 (combined basis), Vanguard paid approximately $3,093,000 and $928,000 in monitoring fees to Blackstone and Metalmark, respectively. During both fiscal 2006 and 2007, Vanguard paid $4,000,000 and $1,200,000 in monitoring fees to Blackstone and Metalmark, respectively. Vanguard also incurred $2,569 of the out-of-pocket expenses for Metalmark’s services under the monitoring agreement, which Vanguard paid in July 2006.

18.          Segment Information

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in the metropolitan Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide financial information by business segment for the year ended June 30, 2005 (combined basis), the year ended June 30, 2006, the year ended June 30, 2007, the predecessor period July 1, 2004 through September 22, 2004 and the successor period September 23, 2004 through June 30, 2005. The measure of operating profit or loss presented in the following tables, income or loss from continuing operations before income taxes, is different than the measure used in previous years as a result of the discontinued operations as discussed in Note 5.

	For the Year Ended June 30, 2005 (combined basis)

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 1,703.8	$ –	$ 1,703.8
Capitation premiums	333.5	–	–	333.5
Inter-segment revenues	–	36.6	(36.6)	–

Total revenues	333.5	1,740.4	(36.6)	2,037.3
Salaries and benefits (excludes stock compensation of $97.4 million)	12.5	799.3	–	811.8
Supplies	0.2	336.6	–	336.8
Medical claims expense	237.2	–	–	237.2
Provision for doubtful accounts	–	133.0	–	133.0
Other operating expenses – external	17.0	271.8	–	288.8
Operating expenses – inter-segment	36.6	–	(36.6)	–

Total operating expenses	303.5	1,540.7	(36.6)	1,807.6

Segment EBITDA(1)	30.0	199.7	–	229.7
Depreciation and amortization	3.7	72.0	–	75.7
Interest, net	(0.2)	82.5	–	82.3
Minority interests	–	(0.3)	–	(0.3)
Equity method income	–	(1.0)	–	(1.0)
Stock compensation	–	97.4	–	97.4
Debt extinguishment costs	–	62.2	–	62.2
Merger expenses	–	23.3	–	23.3
Monitoring fees	–	4.0	–	4.0
Loss on sale of assets	–	0.6	–	0.6

Income (loss) from continuing operations before income taxes	$ 26.5	$ (141.0)	$ –	$ (114.5)

Segment assets	$ 163.2	$ 2,308.5	$ –	$ 2,471.7

Capital expenditures	$ 1.5	$ 222.7	$ –	$ 224.2

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, monitoring fees, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 2,043.6	$ –	$ 2,043.6
Premium revenues	375.0	–	–	375.0
Inter-segment revenues	–	40.0	(40.0)	–

Total revenues	375.0	2,083.6	(40.0)	2,418.6
Salaries and benefits (excludes stock compensation of $1.7 million)	13.6	976.1	–	989.7
Supplies	0.2	393.9	–	394.1
Medical claims expense	270.3	–	–	270.3
Provision for doubtful accounts	–	156.8	–	156.8
Other operating expenses – external	18.3	334.7	–	353.0
Operating expenses – inter-segment	40.0	–	(40.0)	–

Total operating expenses	342.4	1,861.5	(40.0)	2,163.9

Segment EBITDA(1)	32.6	222.1	–	254.7
Depreciation and amortization	4.3	96.0	–	100.3
Interest, net	(2.3)	106.1	–	103.8
Minority interests	–	2.6	–	2.6
Equity method income	–	(0.2)	–	(0.2)
Stock compensation	–	1.7	–	1.7
Debt extinguishment costs	–	0.1	–	0.1
Loss on sale of assets	–	1.5	–	1.5
Monitoring fees	–	5.2	–	5.2

Income from continuing operations before income taxes	$ 30.6	$ 9.1	$ –	$ 39.7

Segment assets	$ 161.9	$ 2,488.6	$ –	$ 2,650.5

Capital expenditures	$ 0.2	$ 275.3	$ –	$ 275.5

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, monitoring fees, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 2,179.3	$ –	$ 2,179.3
Capitation premiums	401.4	–	–	401.4
Inter-segment revenues	–	34.2	(34.2)	–

Total revenues	401.4	2,213.5	(34.2)	2,580.7
Salaries and benefits (excludes stock compensation of $1.2 million)	14.7	1,052.0	–	1,066.7
Supplies	0.2	421.6	–	421.8
Medical claims expense	297.0	–	–	297.0
Provision for doubtful accounts	–	175.2	–	175.2
Other operating expenses – external	27.3	347.7	–	375.0
Operating expenses – inter-segment	34.2	–	(34.2)	–

Total operating expenses	373.4	1,996.5	(34.2)	2,335.7

Segment EBITDA(1)	28.0	217.0	–	245.0
Depreciation and amortization	4.3	114.3	–	118.6
Interest, net	(5.8)	129.6	–	123.8
Minority interests	–	2.6	–	2.6
Equity method income	–	(0.9)	–	(0.9)
Stock compensation	–	1.2	–	1.2
Gain on sale of assets	–	(4.1)	–	(4.1)
Impairment loss	–	123.8	–	123.8
Monitoring fees	–	5.2	–	5.2

Income (loss) from continuing operations before income taxes	$ 29.5	$ (154.7)	$ –	$ (125.2)

Segment assets	$ 197.3	$ 2,334.1	$ –	$ 2,531.4

Capital expenditures	$ 0.2	$ 164.1	$ –	$ 164.3

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, monitoring fees, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Predecessor period July 1, 2004 through September 22, 2004

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 325.6	$ –	$ 325.6
Premium revenues	72.3	–	–	72.3
Inter-segment revenues	–	6.4	(6.4)	–

Total revenues	72.3	332.0	(6.4)	397.9
Operating expenses – external	61.2	294.1	–	355.3
Operating expenses – inter-segment	6.4	–	(6.4)	–

Total operating expenses	67.6	294.1	(6.4)	355.3

Segment EBITDA(1)	4.7	37.9	–	42.6
Depreciation and amortization	0.6	15.4	–	16.0
Interest, net	0.2	8.8	–	9.0
Minority interests	–	(0.5)	–	(0.5)
Equity method income	–	(0.2)	–	(0.2)
Stock compensation	–	96.7	–	96.7
Debt extinguishment costs	–	62.2	–	62.2
Merger expenses	–	23.1	–	23.1
Loss on sale of assets	–	0.6	–	0.6

Income (loss) from continuing operations before income taxes	$ 3.9	$ (168.2)	$ –	$ (164.3)

Capital expenditures	$ 0.7	$ 26.4	$ –	$ 27.1

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, monitoring fees, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Successor period September 23, 2004 through June 30, 2005

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues	$ –	$ 1,378.2	$ –	$ 1,378.2
Premium revenues	261.2	–	–	261.2
Inter-segment revenues	–	30.2	(30.2)	–

Total revenues	261.2	1,408.4	(30.2)	1,639.4
Operating expenses – external	205.7	1,246.6	–	1,452.3
Operating expenses – inter-segment	30.2	–	(30.2)	–

Total operating expenses	235.9	1,246.6	(30.2)	1,452.3

Segment EBITDA(1)	25.3	161.8	–	187.1
Depreciation and amortization	3.1	56.6	–	59.7
Interest, net	(0.4)	73.7	–	73.3
Minority interests	–	0.2	–	0.2
Equity method income	–	(0.8)	–	(0.8)
Stock compensation	–	0.7	–	0.7
Merger expenses	–	0.2	–	0.2
Monitoring fees	–	4.0	–	4.0

Income from continuing operations before income taxes	$ 22.6	$ 27.2	$ –	$ 49.8

Capital expenditures	$ 0.8	$ 196.3	$ –	$ 197.1

____________________
(1)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, merger expenses, gain or loss on sale of assets, monitoring fees, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

19.          Unaudited Quarterly Operating Results

                The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2006 and 2007. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with Vanguard’s consolidated financial statements for the fiscal years ended June 30, 2006 and 2007. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions).

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006

Total revenues	$590.6	$584.4	$621.8	$621.8
Net income (loss)	$7.3	$3.6	$15.6	$(13.6)

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007

Total revenues	$618.3	$638.4	$672.9	$651.1
Net income (loss)	$(7.7)	$(118.7)	$3.3	$(9.6)

                    Total revenues disclosed above differ from the amounts disclosed in our previously filed fiscal 2007 Quarterly Reports on Form 10-Q due to the reclassification of PMH total revenues to discontinued operations as presented below (in millions).

	September 30, 2005	December 31, 2005	March 31, 2006

As previously reported	$605.6	$597.9	$637.1
Reclassification of PMH revenues	15.0	13.5	15.3

As disclosed above	$590.6	$584.4	$621.8

	September 30, 2006	December 31, 2006	March 31, 2007

As previously reported	$634.9	$652.9	$684.5
Reclassification of PMH revenues	16.6	14.5	11.6

As disclosed above	$618.3	$638.4	$672.9

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

                    Changes in Internal Control Over Financial Reporting

                    There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

                    None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

                    The table below presents information with respect to the members of our board of directors and our executive officers and their ages as of September 15, 2007.

Name	Age	Position
Charles N. Martin, Jr.	64	Chairman of the Board & Chief Executive Officer; Director
Kent H. Wallace	52	President & Chief Operating Officer
Keith B. Pitts	50	Vice Chairman
Joseph D. Moore	60	Executive Vice President, Chief Financial Officer & Treasurer
Ronald P. Soltman	61	Executive Vice President, General Counsel & Secretary
Dan F. Ausman	52	Senior Vice President-Operations
Reginald M. Ballantyne III	63	Senior Vice President-Market Strategy & Government Affairs
Bruce F. Chafin	51	Senior Vice President-Compliance & Ethics
Karen Flinn	46	Senior Vice President-Physician & Ambulatory Services
James Johnston	63	Senior Vice President-Human Resources
Joseph J. Mullany	43	Senior Vice President-Operations
Harold H. Pilgrim III	46	Senior Vice President-Operations
Phillip W. Roe	46	Senior Vice President, Controller & Chief Accounting Officer
James H. Spalding	48	Senior Vice President, Assistant General Counsel & Assistant Secretary
Alan G. Thomas	53	Senior Vice President-Operations Finance
Thomas M. Ways	57	Senior Vice President-Managed Care
Deanna L. Wise	38	Senior Vice President & Chief Information Officer
Michael A. Dal Bello	36	Director
James A. Quella	57	Director
Neil P. Simpkins	41	Director

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

                Karen Flinn has served as Senior Vice President - Physician & Ambulatory Services of Vanguard since September 11, 2007. Prior thereto from May 1999 until July 2007 she was Vice President - Physician Integration/Managed Care of Triad Hospitals, Inc., an investor owned hospital management company headquartered in Plano, Texas. Prior thereto from May 1996 until May 1999 she was Vice President - Physician Integration/Managed Care of the Central and Pacific Group of Columbia.

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

                Thomas M. Ways has served as Senior Vice President - Managed Care of Vanguard since March 1998. Prior thereto from February 1997 to February 1998, he was Chief Executive Officer of MSO/Physician Practice Development for the Southern California Region of Tenet. Prior thereto from August 1994 to January 1997, he was Vice President - Physician Integration of OrNda.

                Deanna L. Wise has served as Senior Vice President and Chief Information Officer of Vanguard since November 2006. Prior thereto from August 2004 to October 2006 she was the Chief Information Officer of Vanguard’s operating region managing its Phoenix-area healthcare facilities. From November 2002 until August 2004 she was chief information officer of the Maricopa Integrated Health System in Phoenix, Arizona, which was a county integrated health care system including an acute care hospital, health clinics and health plans. Prior thereto, from October 1997 to November 2002 she was the director of applications of Ascension Health –Central Indiana Health System in Indianapolis, Indiana, a regional healthcare management organization supervising the operations of twelve acute care hospitals.

                Michael A. Dal Bello became a member of Vanguard’s board of directors on September 23, 2004. Mr. Dal Bello has been a Principal in the Private Equity Group of Blackstone since December 2005 and from 2002 until December 2005, he was an Associate in this Group. While at Blackstone, Mr. Dal Bello has been actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves on the board of representatives or directors of Team Finance LLC,  Biomet, Inc., Catalent Pharma Solutions, Inc. and Sithe Global.

                James A. Quella became a member of Vanguard’s board of directors on September 11, 2007. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, from September 1981 to January 2000 where he served as a Senior Consultant to chief executive officers and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm.  Mr. Quella currently serves as a director of Allied Waste Industries, Inc., Graham Packaging Holdings Company, The Nielsen Company and Michaels Stores, Inc.

                Neil P. Simpkins became a member of Vanguard’s board of directors on September 23, 2004. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Chairman of the board of directors of TRW Automotive Holdings Corp. and is a member of the board of representatives of Team Finance LLC.

Composition of the Board of Directors

                General

                As of the date of this report, the board of directors of Vanguard consists of four members, three of whom were nominated by Blackstone and one of whom is our chief executive officer (and, if our chief executive officer is not Charles N. Martin, Jr., such other person designated by senior management (the “Manager Representative”)). MSCP has the right to nominate one other director to the Vanguard board and in September 2004 MSCP nominated Eric T. Fry who was a member of our board of directors until July 31, 2007. We expect MSCP to nominate a director for election to our board prior to our next scheduled board of directors meeting in November 2007. Blackstone has the right to increase the size of Vanguard’s board from five to nine members, with two additional directors to be designated by Blackstone and two additional directors to be independent persons identified by our chief executive officer and acceptable to Blackstone. MSCP and, subject to the conditions above, senior management, will each continue to be entitled to nominate and elect one director unless and until the respective group ceases to own at least 50.0% of the Class A membership units in VHS Holdings LLC (“Holdings”) owned on September 23, 2004.  Holdings acquired Vanguard pursuant to a merger (the “Merger”) on September 23, 2004.  See “Item 1. Business – The Merger”.

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

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

                This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2007 to: Charles N. Martin, Jr., our chief executive officer (principal executive officer); Joseph D. Moore, our chief financial officer (principal financial officer); and three other executive officers who were our three other most highly compensated executive officers in fiscal year 2007, Keith B. Pitts, our Vice Chairman; Kent H. Wallace, our president and chief operating officer; and Joseph J. Mullany, one of our Senior Vice Presidents-Operations.  We refer to these five executive officers as our “named executive officers.”

                On September 23, 2004, we were acquired in the Merger by private equity investment funds associated with Blackstone Group who invested $494.4 million in our equity for a 66% equity interest, with private equity funds associated with our former equity sponsor, MSCP, retaining a 17.3% equity interest in us by reinvesting $130 million in our equity and  with 13 of our 16 current executive officers retaining a 11.8% equity interest in us by  reinvesting $88.4 million in us (such $88.4 million exclusive of amounts invested by our executive officers  in Holdings’ Class B, C and D units, as discussed below). As a result of the Merger, we are privately held and controlled by private equity funds associated with Blackstone and MSCP (the “Sponsors”) with a board of directors made up of four representatives of the Sponsors and our Chief Executive Officer. As discussed in more detail below, various aspects of named executive officer compensation were negotiated and determined at the time of the Merger.

                As a privately-owned company with a relatively small board of directors, our entire board of directors acts as our Compensation Committee (hereinafter referred to either as the “Committee” or the “board of directors”). Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates somewhat informally without a written charter and has responsibility for discharging the responsibilities of the board of directors relating to the compensation of our executive officers and related duties. Management presents cash, equity and benefits compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for executive officers by exercising its discretion in accepting, modifying or rejecting any management recommendations.

Philosophy of Executive Compensation Programs

                Our overall executive compensation objective is to provide a comprehensive plan designed to focus on our strategic business initiatives, financial performance objectives and the creation and maintenance of equity value. The following are the principal objectives in the design of our executive compensation programs:

•	Attract, retain, and motivate superior management talent critical to our long-term success with compensation that is competitive within the marketplace;

•	Maintain a reasonable balance among base salary, annual incentive payments and long-term equity-based incentive compensation and other benefits;

•	Ensure compensation levels reflect the internal value and future potential of each executive within the Company and the achievement of outstanding individual results;

•	Link executive compensation to the creation and maintenance of long-term equity value;

•	Promote equity ownership by executives in order to align their interests with the interests of our equity holders, and

•	Ensure that incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by the Committee.

                To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.

                During our fiscal year ended June 30, 2007, the Committee did not retain the services of any external compensation consultant. Our Chief Executive Officer, Charles N. Martin, Jr., as a member of the board of directors, is also a member of the Committee and participates in discussions and deliberations of the Committee. Other named executive officers also attend the Committee meetings and participate only as and if required by the Committee. Any discussion by the Committee regarding compensation for Mr. Martin or other named executive officers is conducted by the Committee in executive session without such persons in attendance.

                The Committee believes that compensation to its executive officers should be aligned closely with our short-term and long-term financial performance goals. As a result, a portion of executive compensation is “at risk” and is tied to the attainment of previously established financial goals. However, the Committee also believes that it is prudent to provide competitive base salaries and benefits to attract and retain superior talent in order to achieve our strategic objectives.

Elements of Our Executive Compensation Program

                In fiscal year 2007, the principal elements of our compensation for our executive officers, including our named executive officers were:

•	Base Salary;

•	Annual cash incentive opportunities;

•	Long-term equity based incentives; and

•	Benefits and executive perquisites.

                Detail regarding each of these elements is discussed below.

Base Salaries

                Annual base salaries reflect the compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility with us. We believe that base salaries must be competitive based upon the scope of responsibilities and market compensation of similar executives. We utilize as a tool the database provided by Salary.com’s Job Analyzer. Job Analyzer includes data about 2,900 standard jobs using data from 7,500 organizations representing all industries of all types and sizes, both public and private companies. Other factors such as internal equity and comparability are also considered when establishing a base salary for a given executive. The Committee utilizes the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels. Our Human Resources Department is also a resource for such additional information as needed.

                Generally, base salaries of all executive officers, including the named executive officers, are adjusted effective January 1 of each year based upon the Committee’s assessment of each executive’s performance and our overall budgetary guidelines. Upon the recommendation of management, none of the named executive officers were given base salary increases as of January 1, 2007, except for Mr. Mullany whose base salary was increased by 13.3% to $425,000 as of such date (such salary increase largely reflecting Mr. Mullany obtaining operational responsibility for our Chicago facilities during the last fiscal year to add to his earlier responsibilities for our Massachusetts facilities). In addition, the Committee may adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness within the market. The salary for each named executive officer for our fiscal year ended June 30, 2007 is reported in the Summary Compensation Table below.

Annual Incentive Compensation

                Annual incentive awards are available to the named executive officers, as well as to Vanguard’s other executive officers, under the Vanguard Health Systems, Inc. 2001 Annual Incentive Plan (the “Annual Incentive  Plan”). The Annual Incentive Plan is designed to reward management for the achievement of annual financial targets and other operational goals, which are linked to the creation of long-term equity value.

                Each year under the Annual Incentive Plan the Committee establishes specific earnings-related or operations-related goals for all of its executive officers, including the named executive officers, for the fiscal year. The executive officers are eligible to receive a cash award or awards based primarily on the extent to which the Company meets its pre-established earnings and/or cash flow and/or other operations-related goals. The Committee determines one or more target awards for each executive officer, designates a Company performance level or levels required to earn each target award, determines a threshold performance level at which the minimum awards are earned and determines a performance level that results in a maximum award to be paid. Target awards may vary among executives based on competitive market practices for comparable positions, their decision-making authority and their ability to affect financial and operational performance.  Awards for executives may be increased or decreased by the Committee on a discretionary basis. In addition, the Committee has the discretion to adjust the annual Adjusted EBITDA targets during the year in the event of acquisitions and divestitures, restructured or discontinued operations, or other extraordinary or unusual issues occurring during the year. The Committee will evaluate the allocation factors within the Annual Incentive Plan on an annual basis and has the flexibility to adjust the structure including allocation percentages as needed in order to better align the incentives under the Annual Incentive Plan.

                For fiscal year 2007, Annual Incentive Plan awards for most executive officers (including four of the named executive officers, Messrs. Martin, Moore, Pitts, and Wallace) were 50% based on the Company achieving a certain consolidated Adjusted EBITDA target and 50% upon achieving a certain consolidated free cash flow target. Award maximum levels for these executive officers ranged from 30% to 50% of their base salaries for meeting the Adjusted EBITDA target and 30% to 50% of their base salaries for meeting the free cash flow target. Award maximum levels for Mr. Martin were 50% of his base salary for meeting the Adjusted EBITDA target and 50% of his base salary for meeting the free cash flow target. Award maximum levels for Messrs. Pitts and Wallace were 45% of their respective base salaries for meeting the Adjusted EBITDA target and 45% of their respective base salaries for meeting the free cash flow target. Award maximum levels for Mr. Moore were 35% of his base salary for meeting the Adjusted EBITDA target and 35% of his base salary for meeting the free cash flow target.

                For officers responsible only for the operations of our various regions (including one name executive officer, Mr. Mullany), their Annual Incentive Plan awards were 50% based upon regional Adjusted EBITDA targets and 50% based upon their hospitals achieving certain specified quality and employee, patient and physician satisfaction goals, with their award targets ranging from 70% to 138% of their base salaries depending on the Adjusted EBITDA levels actually obtained by their operating regions as well as their attainment of the quality and satisfaction goals.

                We do not intend to publicly disclose our specific performance targets for fiscal year 2007 as they reflect competitive, sensitive information regarding our budget. However, we consider our budget a reach and we deliberately set aggressive individual goals where applicable. Thus, while designed to be attainable, target performance levels for fiscal year 2007 required strong performance and execution which in our view provided an annual incentive firmly aligned with stockholder interests.

                Our named executive officers in this annual report for fiscal year 2007 did not earn any awards with respect to financial performance targets under the Annual Incentive Plan for fiscal year 2007, other than Mr. Mullany who earned an award in the amount of $251,260 as a result of exceeding his minimum Adjusted EBITDA target for his Massachusetts facilities and meeting some but not all of his hospital quality and employee, patient and satisfaction targets. This award to Mr. Mullany was approved by the Committee and paid to him in September 2007. The Committee has historically attempted to maintain consistency year over year with respect to the difficulty of achieving the target performance levels under our Annual Incentive Plan.

Long Term Incentive Compensation

                The Committee provides equity incentives to executive officers and other key employees in order to directly align their interests with the long term interests of the other equity holders who are principally the Sponsors.

                Holdings LLC Units Plan

                Holdings acquired Vanguard in the Merger on September 23, 2004.  The following contains a summary of the material terms of the Holdings LLC Units Plan, which we refer to as the 2004 Unit Plan, pursuant to which Holdings granted the right to purchase units to members of our management on September 23, 2004 in connection with consummation of the Merger. Charles N. Martin, Jr., Kent H. Wallace, Keith B. Pitts and Joseph D. Moore, who are four of our named executive officers, and certain other members of our management have been granted the right to purchase units under the 2004 Units Plan.

                General

                The 2004 Unit Plan permits the grant of the right to purchase Class A Units, Class B Units, Class C Units and Class D Units to employees of Holdings or its affiliates. A maximum of 117,067 Class A Units, 41,945 Class B Units, 41,945 Class C Units and 35,952 Class D Units may be subject to awards under the 2004 Unit Plan. Units covered by awards that expire, terminate or lapse will again be available for option or grant under the 2004 Unit Plan. On September 23, 2004, certain members of management purchased all 117,067 Class A Units for an aggregate purchase price of $117,067,000 and all 41,945 Class B units, all 41,945 Class C Units and all 35,952 of the Class D Units for an aggregate purchase price of $5.7 million.

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

                Holdings LLC Units Held by Certain of our Managers

                The units of Holdings consist of Class A units, Class B units, Class C units and Class D units. As of September 15, 2007, approximately 59.2% of Holdings’ Class A Units were held by Blackstone, approximately 20.8% were held by MSCP, approximately 15.4% were held by certain members of our management and approximately 4.6% were held by other investors. The Class B units, Class C units and Class D units are held exclusively by members of our senior management and all such units were purchased on September 23, 2004.

                Of our named executive officers, Charles N. Martin, Jr. owns 40,000 class A units, 8,913 class B units, 8,913 class C units and 7,640 class D units; Kent H. Wallace owns 850 class A units, 2,622 class B units, 2,622 class C units and 2,247 class D units; Keith B. Pitts owns 11,000 class A units, 5,243 class B units, 5,243 class C units and 4,494 class D units; Joseph D. Moore owns 10,450 class A units, 3,146 class B units, 3,146 class C units and 2,696 class D units; and Joseph J. Mullany owns no such units. As of September 1, 2007, none of the class C units are vested, but 40% of the Class B and D units are vested; and an additional 20% of such class B and D units will vest on September 23, 2007. See the vesting provisions in respect of the class A, B, C and D units in the discussion immediately below.

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

                Our 2004 Stock Incentive Plan

                General

                Since all Units have been granted under the 2004 Unit Plan, we intend for our option program pursuant to our 2004 Stock Incentive Plan to be the primary vehicle currently for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believe that granting options is the best method of motivating our executive officers to manage our Company in a manner that is consistent with our interests and our stockholders’ interests. We also regard our option program as a key retention tool.

                We adopted the 2004 Stock Incentive Plan upon consummation of the Merger which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees or our affiliates’ employees. The awards available under the 2004 Stock Incentive Plan, together with Holdings’ equity incentive units, represent 20.0% of our fully-diluted equity at the closing of the Merger. Shares covered by awards that expire, terminate or lapse are again available for option or grant under the 2004 Stock Incentive Plan. The total number of shares of our common stock which may be issued under the 2004 Stock Incentive Plan is 101,117.  All of our previous option plans were terminated upon consummation of the Merger on September 23, 2004.

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

                Stock Options and Stock Appreciation Rights

                Options granted under the 2004 Stock Incentive Plan are vested and exercisable at such times and upon such terms and conditions as may be determined by the committee, but in no event will an option be exercisable more than 10 years after it is granted. Under the 2004 Stock Incentive Plan, the exercise price per share for any option awarded is determined by the committee, but may not be less than 100% of the fair market value of a share on the day the option is granted with respect to incentive stock options.

                Stock option grants under the 2004 Stock Incentive Plan are generally made at the commencement of employment and occasionally following a significant change in job responsibilities or on a periodic basis to meet other special retention or performance objectives.  All stock options granted by our board of directors  to date under the 2004 Stock Incentive Plan have been granted at or above the fair market value of our common stock at the grant date based upon the most recent appraisal of our common stock. We have not back-dated any option awards.

                As a privately-owned company, there has been no market for our common stock. Accordingly, in fiscal year 2007, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.

                An option may be exercised by paying the exercise price in cash or its equivalent, and/or, to the extent permitted by the committee, shares, a combination of cash and shares or, if there is a public market for the shares, through the delivery of irrevocable instruments to a broker to sell the shares obtained upon the exercise of the option and to deliver to us an amount equal to the exercise price.

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

                As of June 30, 2007, options to purchase 65,574 shares of our common stock (the “New Options”) were outstanding under the 2004 Stock Incentive Plan. The New Options were granted in part as “time options,” and in part as “performance options” which vest and become exercisable ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control). 35% of the options granted were time options with an exercise price equal to the fair market price per share at the time of grant (a range of $1,000 to $1,167.50 per share). 30% of the options granted were performance options with an exercise price of $3,000 per share. 35% of the options granted were “liquidity options” with an exercise price equal to the fair market price per share at the time of grant (a range of $1,000 to $1,167.50 per share) that become fully vested and exercisable upon the completion of any of certain designated business events, and in any event by the eighth anniversary of the date of grant. Any common stock for which such options are exercised are governed by a stockholders agreement, which is described below under “Item 13.  Certain Relationships and Related Transactions - Stockholders Agreement.”

                Of our named executive officers, Messrs. Martin, Moore and Pitts have been granted no New Options as of September 1, 2007, Mr. Mullany has been granted 5,000 New Options and Mr. Wallace has been granted 7,000 New Options. During fiscal year 2007 the Committee granted no New Options to any of the named executive officers.

                Other Stock-Based Awards

                The committee, in its sole discretion, may grant restricted stock, stock awards, stock appreciation rights, unrestricted stock and other awards that are valued in whole or in part by reference to, or are otherwise based on the fair market value of our shares. Such other stock-based awards shall be in such form, and dependent on such conditions, as the committee shall determine, including, without limitation, the right to receive, or vest with respect to, one or more shares (or the equivalent cash value of such shares) upon the completion of a specified period of service, the occurrence of an event and/or the attainment of performance objectives.

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

Benefits and Executive Perquisites

                The Committee believes that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided at similar companies. In addition to salaries, incentive bonus and equity awards, competitive executive compensation programs include retirement and welfare benefits and reasonable executive perquisites.

                Retirement Benefits

                Substantially all of the salaried employees, including our named executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under the 401(k) plan. At the discretion of our board of directors, we may make a matching contribution of either (1) up to 50%, subject to annual limits established under the Internal Revenue Code, of the first 6% of employees’ contributions under this 401(k) plan as determined each year or (2) in respect of a few of our employees who came to us with plans in place larger than this match, a match of 100% of the first 5% of employees’ contributions under this 401(k) plan.  Our board of directors authorized such maximum discretionary amounts as a match on employees’ 401(k) Plan contributions for fiscal year 2007, including the named executive officers. Employee and our matching contributions are fully vested immediately. Participants may receive distribution of their 401(k) accounts any time after they cease service with us.

                We maintain no defined benefit plans.

                Other Benefits

                All executive officers, including the named executive officers, are eligible for other benefits including: medical, dental, life insurance, and short term disability. The executives participate in these plans on the same basis, terms, and conditions as other administrative employees. In addition, we provide long-term disability insurance coverage on behalf of the named executive officers at an amount equal to 60% of current base salary (up to $10,000 per month). The named executive officers also participate in our vacation, holiday and sick program which provides paid leave during the year at various amounts based upon the executive’s position and length of service.

                Perquisites

                Our executive officers may have limited use of our corporate plane for personal purposes as well as very modest other usual and customary perquisites. All of such perquisites are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes.

Our Employment Agreements with Certain Named Executive Officers

                On June 1, 1998, we entered into written employment agreements with our Chief Executive Officer and Chief Financial Officer (Messrs. Martin and  Moore, respectively), which were amended and restated on September 23, 2004, to extend the term of the employment agreements for five years, and to provide that the Merger did not constitute a change in control under the agreements. On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman, and on September 23, 2004, his employment agreement was amended and restated to extend the term of the employment agreement for five years, and to provide that the Merger did not constitute a change in control under the agreement. Messrs. Martin, Moore and Pitts are three of our named executive officers.

                The term of each employment agreement will renew automatically for additional one-year periods, unless any such agreement is terminated by us or by the officer by delivering notice of termination no later than 90 days before the end of any such renewal term. The base salaries of Messrs. Martin, Moore and Pitts under such written employment agreements are, during calendar year 2007, $1,050,291, $583,495 and $641,844, respectively, which were their same base salaries in calendar year 2006. Pursuant to these agreements the officers are eligible to participate in an annual bonus plan giving each of them an opportunity to earn an annual bonus in such amount as our board of directors should determine, as well as pension, medical and other customary employee benefits. The terms of these agreements state that if the officer terminates his employment for Good Reason (as defined in the agreements) or if we terminate the officer’s employment without Cause (as defined in the agreements), he will receive within a specified time after the termination a payment of up to three times the sum of (i) his annual salary plus (ii) the average of the bonuses given to him in the two years immediately preceding his termination.

Our Severance Protection Agreements

                We provide our officers at the Vice President level and above (other than Messrs. Martin, Moore and Pitts and Ronald P. Soltman (our General Counsel), who each have a written employment agreement containing severance provisions) with severance protection agreements granting them severance payments in amounts of 200% to 300% of annual salary and bonus. Generally, severance payments are due under these agreements if a change in control (as defined in the agreements) should occur and employment of the officer is terminated during the term of the agreement by us (or our successor) without Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreement). In addition, these agreements state that in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our 10% shareholders by 5% or more), the executives have an obligation to remain in our employ until the earliest of (1) six months after the Potential Change in Control; (2) a change in control; (3) a termination of employment by us; or (4) a termination of employment by the employee for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the executive had a Good Reason) or due to death, disability or retirement. On September 23, 2004, all the outstanding severance protection agreements were amended and restated to provide that the Merger did not constitute a change in control under the agreements, and that we would not terminate the agreements prior to the third anniversary of the closing of the Merger.

                Two of our named executive officers, Messrs. Wallace and Mullany, have severance protection agreements granting them severance payments in amounts equal to 300%  and 250% of salary and bonus, respectively.

Stock Ownership

                We do not have a formal policy requiring stock ownership by management. Our senior managers, including Messrs. Martin, Moore, Pitts and Wallace, however, have committed significant personal capital to our Company in connection with the consummation of the Merger.  See the beneficial ownership chart below under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.  Our stock is not publicly traded and is subject to a stockholder agreement that limits a stockholder’s ability to transfer his or her shares. See “Holdings Limited Liability Company Agreement” and “Stockholders Agreement” under Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Impact of Tax and Accounting Rules

                The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals. (Tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives.)  Thus our severance pay plans are designed or are being reviewed to take account of and avoid  “parachute” excise taxes under Section 280G of the Internal Revenue Code.  Since we currently have no publicly traded common stock, we are not currently subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m) of the Internal Revenue Code, though that rule will be considered if our common stock becomes publicly traded. Incentives paid to executives under our annual incentive plan are taxable at the time paid to our executives.

                The expenses associated with the stock options issued by us to our executive officers and other key employees are reflected in our consolidated financial statements. In the first quarter of the fiscal year ended June 30, 2007, we began accounting for these stock-based payments in accordance with the requirements of SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated financial statements based on their fair values. For further discussion see “ITEM 8, Note 2-Summary of Critical and Significant Accounting Policies” under the heading “Stock-Based Compensation.”

We previously accounted for these awards under the provisions of SFAS 123, which allowed us to estimate the fair value of options using the minimum value method.

Recovery of Certain Awards

                We do not have a formal policy for recovery of annual incentives paid on the basis of financial results which are subsequently restated. Under the Sarbanes-Oxley Act, our chief executive officer and chief financial officer must forfeit incentive compensation paid on the basis of financial statements for which they were responsible and which have to be restated. In that event we would expect to recover such bonuses and incentive compensation. If and when the situation arises in other events, we would consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals involved.

Compensation Committee Report

                The Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based upon the review and discussions, the Committee directed that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Compensation Committee:

Michael DalBello
Charles N. Martin, Jr.
James A. Quella
Neil P. Simpkins

Summary Compensation Table

                The following table sets forth, for the fiscal year ended June 30, 2007, the compensation earned by the Chief Executive Officer and Chief Financial Officer and the three other most highly compensated executive officers of the registrant, Vanguard, at the end of Vanguard’s last fiscal year ended June 30, 2007. We refer to these persons as our named executive officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer	2007	1,050,291	–	10,164(a)	1,060,455

Joseph D. Moore Executive Vice President, Chief Financial Officer & Treasurer	2007	583,495	–	3,564(a)	587,059

Keith B. Pitts Vice Chairman	2007	641,844	–	7,410(a)	649,254

Kent H. Wallace President & Chief Operating Officer	2007	600,000	–	230,212(a)	830,212

Joseph J. Mullany Senior Vice President-Operations	2007	400,000	251,260(b)	72,847(a)	725,847

____________________
(a)

The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2007 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,600; Mr. Moore: $0; Mr. Pitts: $6,600; Mr. Wallace: $6,600; and Mr. Mullany: $6,600; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $3,564; Mr. Moore: $3,564; Mr. Pitts: $810; Mr. Wallace: $1,242; and Mr. Mullany: $30. The amounts in this column also include for Mr. Wallace only $222,370 in fiscal 2007 which represents our payment to him of $221,740 to reimburse him for certain relocation expenses in connection with his move to our Nashville, Tennessee headquarters from San Antonio, Texas  after his election as our President & Chief Operating Officer (such $221,740 made up of $142,360 in costs of carrying his former residence while up for sale, $5,373 in relocation costs to Nashville, TN and $74,007 in income and other related personal taxes on our reimbursement to him of such relocation and former residence costs) and $630 to reimburse him for club dues. The amounts in this column also include for Mr. Mullany only in fiscal 2007 a $4,500 monthly housing allowance in connection with his relocation of his residence to Massachusetts from his residence in Tennessee after he joined us in September 2005 and $12,217 in temporary living and other relocation expenses (including reimbursement of his income and other related personal taxes on such housing allowance and on our reimbursement to him of such relocation expenses). No amounts for perquisites and other personal benefits, or property, have been included in this column for Messrs. Martin, Moore and Pitts because the aggregate value thereof for each of these named executive officers was below the $10,000 reporting threshold established by the Securities and Exchange Commission for this column.

(b)

The Compensation Committee has determined the amount of the Annual Incentive Plan compensation that will be paid to Mr. Mullany for fiscal year 2007. This amount was paid on or about September 14, 2007. All other named executive officers received no annual incentive plan compensation for the fiscal year ended June 30, 2007.

Grants of Plan-Based Awards in Fiscal Year 2007

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a)

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Charles N. Martin, Jr.	9/12/06	-0-	1,052,291	--
Joseph D. Moore	9/12/06	-0-	408,446	--
Keith B. Pitts	9/12/06	-0-	577,660	--
Kent H. Wallace	9/12/06	-0-	540,000	--
Joseph J. Mullany	9/12/06	-0-	297,500	459,000

____________________
(a)

No cash incentive amounts were actually paid to the named executive officers under the Annual Incentive Plan with respect to fiscal year 2007, as noted in footnote (b) of the Summary Compensation Table, because our actual financial performance was below the minimum thresholds, except for Mr. Mullany who earned $251,260 under the Plan. See the “Compensation Discussion and Analysis, Annual Incentive Compensation,” for a detailed description of the Annual Incentive Plan. No equity-based awards were granted to the named executive officers during 2007.

Outstanding Equity Awards at Fiscal 2007 Year-End

                The following table summarizes the outstanding equity awards held by each named executive officer at June 30, 2007.  The table reflects options to purchase common stock of Vanguard which were granted under the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(a)	Number of Securities Underlying Unexercised Options (#) Unexercisable(b)	Option Exercise Price ($)(c)	Option Expiration Date

Charles N. Martin, Jr.	–	–	–	–

Joseph D. Moore	–	–	–	–

Keith B. Pitts	–	–	–	–

Kent H. Wallace	172(d)	686(d)	1,150.37	11/3/15
	–(e)	858(e)	1,150.37	11/3/15
	148(d)	588(d)	3,000.00	11/3/15
	319(f)	1,273(f)	1,150.37	11/28/15
	–(g)	1,592(g)	1,150.37	11/28/15
	273(f)	1,091(f)	3,000.00	11/28/15

Joseph J. Mullany	350(h)	1,400(h)	1,000.00	9/19/15
	–(i)	1,750(i)	1,000.00	9/19/15
	300(h)	1,200(h)	3,000.00	9/19/15

____________________
(a)	This column represents the number of stock options that had vested as of June 30, 2007.

(b)	This column represents the number of stock options that had not vested as of June 30, 2007.

(c)	The exercise price for the options is equal to the grant date fair market value of a share of Vanguard common stock as determined by the Compensation Committee.

(d)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 3, 2005 grant date of these options. 20% of this option grant was vested as of June 30, 2007.

(e)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 3, 2005 grant date of these options.

(f)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 28, 2005 grant date of these options. 20% of this option grant was vested as of June 30, 2007.

(g)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 28, 2005 grant date of these options.

(h)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the September 19, 2005 grant date of these options. 20% of this option grant was vested as of June 30, 2007.

(i)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the September 19, 2005 grant date of these options.

Option Exercises and Stock Vested

                No named executive officer exercised any stock options of Vanguard during fiscal 2007 nor were any restricted stock awards vested during fiscal 2007. Vanguard has made no restricted stock awards of its common stock since the Merger.

Pension Benefits

                Vanguard maintains a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. Vanguard maintains no defined benefit plans.

Nonqualified Deferred Compensation

                None of the named executive officers receive nonqualified deferred compensation benefits.

Employment and Severance Protection Agreements

                As discussed above, we have entered into definitive employment or severance protection agreements with each of the named executive officers. The terms of these agreements are described above under Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change of Control

                The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the named executive officers would be entitled upon a termination of their employment under their employment agreement, if they have an employment agreement, or if they do not have an employment agreement, under their severance protection agreement. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on June 29, 2007 (the last business day of our last completed fiscal year).

Current	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (present value) ($)	Total Termination Benefits ($)

Charles N. Martin, Jr.
–Voluntary retirement	0	0	0
–Involuntary termination	5,776,602	8,539	5,785,141
–Involuntary or Good Reason termination after change in control	5,776,602	8,539	5,785,141

Joseph D. Moore
–Voluntary retirement	0	0	0
–Involuntary termination	2,771,600	15,669	2,787,269
–Involuntary or Good Reason termination after change in control	2,771,600	15,669	2,787,269

Keith B. Pitts
–Voluntary retirement	0	0	0
–Involuntary termination	3,369,685	22,879	3,392,564
–Involuntary or Good Reason termination after change in control	3,369,685	22,879	3,392,564

Kent H. Wallace
–Voluntary retirement	0	0	0
–Involuntary termination	0	0	0
–Involuntary or Good Reason termination after change in control	3,960,000	21,722	3,981,722

Joseph J. Mullany
–Voluntary retirement	0	0	0
–Involuntary termination	0	0	0
–Involuntary or Good Reason termination after change in control	2,103,750	22,479	2,126,229

                Accrued Pay and Regular Retirement Benefits.  The amounts shown in the table above do not include payments and benefits to the extent they are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include:

                                • Accrued salary and vacation pay and earned but unpaid bonus.

                                • Distributions of plan balances under our 401(k) plan.

                Death and Disability.  A termination of employment due to death or disability does not entitle the named executive officers to any payments or benefits that are not available to salaried employees generally.

                Involuntary Termination and Change-in-Control Severance Pay Program.  As described above under “—Our Employment Agreements,” three of the  named executive officers (Messrs. Martin, Moore and Pitts) are entitled to severance pay in the event that their employment is terminated by us without Cause or if the named executive officer terminates the agreement as a result of our breach of his employment agreement. Additionally, they are entitled to severance pay under their employment agreements in the event they terminate the agreements after a change in control if their termination is for Good Reason.

                As described above under “—Our Severance Protection Agreements”, the other two of our named executive officers (Messrs. Wallace and Mullany) are entitled to severance pay in the event that their employment is terminated by us after a change of control without Cause. Additionally, they may terminate their agreements and be entitled to severance pay after a change in control if their termination is for Good Reason.

                Under our executive severance pay program, no payments due in respect of a change of control are “single trigger”, that is, payments of severance due to the named executive officers merely upon a change of control. All of our change of control payments are “double trigger”, due to the executive only subsequent to a change of control and after a termination of employment has occurred.

                Under their employment agreements, Messrs. Martin, Moore and Pitts owe the following obligations to us:

•	Not to disclose our confidential business information;

•	Not to solicit for employment any of our employees for a period expiring two years after the termination of their employment; and

•

Not to accept employment with or consult with, or have any ownership interest in, any hospital or hospital management entity for a period expiring two years after the termination of their employment, except there shall be not such prohibitions if (1) we terminate the executive under his employment agreement or (2) the executive terminates his agreement for Good Reason or because we have breached his agreement.

                The amounts shown in the table are for such involuntary or Good Reason terminations for the named executive officers and are based on the following assumptions and provisions in the employment or severance agreements, as the case may be.

                • Covered terminations following a Change in Control. Eligible terminations for Messrs. Martin, Moore and Pitts include an involuntary termination for reasons other than Cause both before and following a change of control , or a voluntary resignation by the executive as a result of Good Reason following a change in control. Eligible terminations for Messrs. Wallace and Mullany include an involuntary termination for reasons other than Cause following a change of control, or a voluntary resignation as a result of Good Reason following a change of control.

                • Definitions of Cause and Good Reason

                A termination of a named executive officer by us is for Cause if it is for any of the following reasons:

                                (a)           the conviction of the executive of a criminal act classified as a felony;

                                (b)           the willful failure by the executive to substantially perform the executive’s duties with us (other than any such failure resulting from the executive’s incapacity due to physical or mental illness); or

                                (c)           the willful engaging by the executive in conduct which is  materially injurious to us monetarily or otherwise.

                A termination by the executive officer is for Good Reason if it results from, among other things, after a change of control has occurred, one of the following events:

                                (a)           any change in the executive’s title, authorities, responsibilities (including reporting responsibilities) which, in the executive’s reasonable judgment,  represents an adverse change from his status, title, position or responsibilities (including reporting responsibilities) which were in effect immediately prior to the change in control;

                                (b)           a reduction by us in the executive’s annual base salary:

                                (c)           the relocation of the executive’s office at which he is to perform his duties, to a location more than thirty (30) miles from the location at which the executive performed his duties prior to the Change in Control; or

                                (d)           any material breach by us of any provision of his employment or severance protection agreement, as the case may be.

                • Cash severance payments; Timing. Represents, for each of Messrs. Martin, Moore and Pitts, (1) if it relates to an involuntary termination without Cause by us prior to a change of control, a payment of 3 times (if the termination is prior to September 23, 2007) or 2 times (if the termination is on or after September 23, 2007) the named executive officer’s base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination and (2) if it relates to an involuntary termination without cause by us or a Good Reason termination by the executive after a change of control, payment of 3 times the named executive officer's base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination. Represents, for each of Messrs. Wallace and Mullany, if it relates to either an involuntary termination without cause by us or a Good Reason termination by the executive after a change of control, payment of 3 times for Mr. Wallace and 2.5 times for Mr. Mullany, such named executive officer's base salary and target incentive plus an additional amount equal to such executive’s pro rata annual incentive for the year of termination. All of these severance payments are “lump sum” payments by us to the named executive officers due within 5 days of termination of employment, except that the amounts of severance described above payable to Messrs. Martin, Moore and Pitts in respect of a termination of their employment prior to a change of control are payable monthly in equal monthly installments starting with the month after employment terminates and ending with the month that their 5-year employment agreements terminate (which is September 2009).

                • Continuation of health, welfare and other benefits. Represents the value of coverage for 18 months following a covered termination equivalent to our current active employee medical, dental, life, long-term disability insurances and other covered benefits.

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

Compensation Committee Interlocks and Insider Participation

                During fiscal 2007, we had no compensation committee of our board of directors.  Charles N. Martin, Jr., one of the named executive officers, participated in deliberations of our board of directors concerning executive officer compensation during fiscal 2007.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                As of September 15, 2007, VHS Holdings LLC (“Holdings”) directly owned 624,550 of the outstanding shares of the common stock of Vanguard (representing a 83.3% ownership interest), certain investment funds affiliated with Blackstone directly owned 125,000 of the outstanding shares of the common stock of Vanguard (representing a 16.7% ownership interest) and no other person or entity had a direct beneficial ownership interest in the common stock of Vanguard, except for certain key employees who held an aggregate of 10,592 exercisable options into 10,592 shares of the common stock of Vanguard as of such date. However, ignoring only the direct ownership of Holdings in the common stock of Vanguard, the following table sets forth information with respect to the direct or indirect beneficial ownership of the common stock of Vanguard as of September 15, 2007 by (1) each person (other than Holdings) known to own beneficially more than 5.0% of the common stock of Vanguard, (2) each named executive officer, (3) each of our directors and (4) all executive officers and directors as a group.  The indirect beneficial ownership of the common stock of Vanguard reflects the direct beneficial ownership of all Class A units and all vested Class B and D units of Holdings. None of the shares listed in the table are pledged as security pursuant to any pledge arrangement or agreement. Additionally, there are no arrangements with respect to the share, the operation of which may result in a change in control of Vanguard.

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

Name of Beneficial Owner	Beneficial Ownership	Ownership Percentage

Blackstone Funds(1)	494,930	66.0%
MSCP Funds(2)	130,000	17.3%
Charles N. Martin Jr.(3)	49,932	6.6%
Joseph D. Moore(4)	13,956	1.9%
Keith B. Pitts(5)	16,843	2.2%
Joseph J. Mullany(6)	1,300	*
Kent H. Wallace(7)	5,004	*
James A. Quella(1)	494,930	66.0%
Neil P. Simpkins (1)	494,930	66.0%
Michael A. Dal Bello	—(8)	—(8)
All directors and executive officers as a group (20 persons) (9)	752,404	95.4%

____________________
*	Less than 1% of shares of common stock outstanding (excluding, in the case of all directors and executive officers as a group, shares beneficially owned by Blackstone and by the MSCP Funds).

(1)

Includes common stock interests directly and indirectly owned by each of Blackstone FCH Capital Partners IV L.P., Blackstone FCH Capital Partners IV-A L.P., Blackstone FCH Capital Partners IV-B L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., Blackstone Health Commitment Partners L.P. and Blackstone Health Commitment Partners-A L.P. (the “Blackstone Funds”), for which Blackstone Management Associates IV L.L.C. (“BMA”) is the general partner having voting and investment power over the membership interests in Holdings and the shares in Vanguard held or controlled by each of the Blackstone Funds. Messrs. Quella and Simpkins are members of BMA, but disclaim any beneficial ownership of the membership interests or the shares beneficially owned by BMA. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the membership interests or shares held or controlled by the Blackstone Funds. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such membership interests and shares. The address of BMA and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154

(2)

The MSCP Funds consist of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors,  L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., and Morgan Stanley Dean Witter Capital Investors IV, L.P. The address of each such entity is c/o Metalmark Capital LLC, 1177 Avenue of the Americas, New York, New York 10036.

(3)	Includes 5,348 B units and 4,584 D units in Holdings which are vested or vest within 60 days of September 15, 2007.

(4)	Includes 1,888 B units and 1,618 D units in Holdings which are vested or vest within 60 days of September 15, 2007.

(5)	Includes 3,146 B units and 2,697 D units in Holdings which are vested or vest within 60 days of September 15, 2007.

(6)	Includes 1,300 options in Vanguard which are vested or vest within 60 days of September 15, 2007.

(7)	Includes 1,231 options in Vanguard and 1,574 B units and 1,349 D units in Holdings which are vested or vest within 60 days of September 15, 2007.

(8)	Mr. Dal Bello is an employee of Blackstone, but does not have investment or voting control over the shares beneficially owned by Blackstone.

(9)	Includes 5,457 options in Vanguard and 18,095 B units and 15,509 D units in Holdings which have vested or vest within 60 days of September 15, 2007.

Equity Compensation Plan Information

                The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of Vanguard’s existing equity compensation plans as of June 30, 2007.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	65,574 (1)	$1,661.39	35,207 (1)

Equity compensation plans not approved by security holders	0	$ 0	0

Total	65,574	$1,661.39	35,207
____________________
(1) The material features of the equity compensation plan under which these options were issued are set forth in this report under “Item 11. Executive Compensation – Our 2004 Stock Incentive Plan.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

                Under the transaction and monitoring fee agreement during fiscal year 2007, Vanguard paid to BMP the annual $4.0 million fee referred to above. BMP is an affiliate of the Blackstone Funds which own 66.0% of the equity of Vanguard.  Three of our four directors, Messrs. Dal Bello, Quella and Simpkins, are employed by affiliates of BMP.

                Under the transaction and monitoring fee agreement during fiscal year 2007, Vanguard paid to Metalmark SA the annual $1.2 million fee referred to above. Vanguard also incurred $2,569 of the out-of-pocket expenses of Metalmark SA in connection with performing services for us under the agreement, which Vanguard paid to Metalmark in July 2006. Metalmark SA is an affiliate of Metalmark Capital LLC which manages the MSCP Funds and the MSCP Funds own 17.3% of the equity of Vanguard.

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

Policy on Transactions with Related Persons

                The Vanguard  board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests and/or improper valuation (or the perception thereof). In February  2007, the board of directors adopted a written policy reflecting existing practices to be followed in connection with any transaction between the Company and a “related person.”

                Any transaction with the Company in which a director, executive officer or beneficial holder of more than 5% of the total equity of the Company, or any immediate family member of the foregoing (each, a "related person") has a direct or indirect material interest, and where the amount involved exceeds $120,000, must be specifically disclosed by the Company in its public filings. Any such transaction would be subject to the Company's written policy respecting the review, approval or ratification of related person transactions.

                Under this policy:

–

 the Company or any of its subsidiaries may employ a related person in the ordinary course of business consistent with the Company's policies and practices with respect to the employment of non-related persons in similar positions; and

–

 any other related person transaction that would be required to be publicly disclosed must be approved or ratified by the board of directors, a committee thereof or if it is impractical to defer consideration of the matter until a board or committee meeting, by a non-management director who is not involved in the transaction.

                If the transaction involves a related person who is a director or an immediate family member of a director, that director may not participate in the deliberations or vote. In approving or ratifying a transaction under this policy, the board of directors, the committee or director considering the matter must determine that the transaction is fair to the Company and may take into account, among other factors deemed appropriate, whether the transaction is on terms not less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

                During fiscal year 2007, there were no transactions between the Company and a related person requiring approval under this policy.

Director Independence

                The board of directors has not made a determination as to whether each director is “independent” because all of the members of our board have either been appointed by our equity sponsors, except for Charles N. Martin, Jr. who is our full time employed chief executive officer. The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent. The Company does not believe any of its directors would be considered independent under the New York Stock Exchange’s definition of independence.

Item 14.  Principal Accounting Fees and Services.

Fees Paid to the Independent Auditor

                    The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Vanguard’s annual financial statements for 2006 and 2007, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2006 and 2007.

	2006	2007

Audit fees(1)	$771,187	$834,133
Audit-related fees	–	–

Audit and audit-related fees	771,187	834,133
Tax fees(2)	78,954	34,316
All other fees(3)	1,128,488	1,870,901

Total fees(4)	$1,978,629	$2,739,350

____________________
(1)

Audit fees for 2006 and 2007 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included Vanguard’s quarterly reports and statutory audits.

(2)	Tax fees for 2006 and 2007 consisted principally of fees for tax advisory services.

(3)

All other fees for 2006 and 2007 consisted of assistance in filing Medicare and Medicaid appeals and reopening requests for cost reports that had been settled by the fiscal intermediary; assistance in identification of Medicaid eligible days for inclusion in the Medicare cost reports for Medicare disproportionate share reimbursement and assistance on accounting issues in the ownership of medical office buildings.

(4)	Ernst & Young LLP full time, permanent employees performed all of the professional services described in this chart.

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

                    The policy provides that the board of directors shall pre-approve audit services, audit-related services, tax services and those other services that it believes to be routine and recurring services that do not impair the independence of the auditor.  Under the policy, our Chief Accounting Officer is responsible for determining whether services provided by the independent auditor are included as part of those services already pre-approved or whether separate approval from the board of directors is required. All services performed for us by Ernst & Young LLP, our independent registered public accounting firm, subsequent to the adoption of the policy have been pre-approved by the board of directors.  The board of directors has concluded that the audit-related services, tax services and other non-audit services provided by Ernst & Young LLP in fiscal year 2007 were compatible with the maintenance of the firm’s independence in the conduct of its auditing functions.  In addition, to safeguard the continued independence of the independent auditors, the policy prevents our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

                    (a)       List of documents filed as part of this report.

                                (1)  Financial Statements.  The accompanying index to financial statements on page 76 of this report is provided in response to this item.

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

                    VANGUARD HEALTH SYSTEMS, INC.                                     Date

                    By:  /s/ Charles N. Martin, Jr.                                                         September 19, 2007
                           Charles N. Martin, Jr.
                           Chairman of the Board & Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	September 19, 2007
Charles N. Martin, Jr.

/s/ Joseph D. Moore	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	September 19, 2007
Joseph D. Moore

/s/ Phillip W. Roe	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	September 19, 2007
Phillip W. Roe

/s/ Michael A. Dal Bello	Director	September 19, 2007
Michael A. Dal Bello

/s/ James A. Quella	Director	September 19, 2007
James A. Quella

/s/ Neil P. Simpkins	Director	September 19, 2007
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

4.2	First Supplemental Indenture, dated as of November 5, 2004, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(1)

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

4.6	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004(1)

4.7	Second Supplemental Indenture, dated as of March 28, 2005, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (10)

4.8	Third Supplemental Indenture, dated as of July 13, 2006, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (18)

4.9	Fourth Supplemental Indenture, dated as of June 25, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee

4.10	Fifth Supplemental Indenture, dated as of July 1, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee

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

10.2	Security Agreement, dated as of September 23, 2004, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent(1)

10.3	Vanguard Guaranty, dated as of September 23, 2004, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent(1)

10.4	Subsidiaries Guaranty, dated as of September 23, 2004, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent(1)

10.5	Pledge Agreement, dated as of September 23, 2004, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent(1)

10.6	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC(1)

10.7	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004(1)

10.8	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan(1)(3)

10.9	VHS Holdings LLC 2004 Unit Plan(1)(3)

10.10	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan(2)(3)

10.11	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004(1)(3)

10.12	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and William Lawrence Hough, dated as of September 23, 2004(1)(3)

10.13	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004(1)(3)

10.14	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of September 23, 2004(1)(3)

10.15	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004(1)(3)

10.16	Amended and Restated Severance Protection Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of September 23, 2004(1)(3)

10.17	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc. (1)(3)

10.18	Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan, awarded May 1, 2003(4)

10.19

Solicitation Amendments numbers One, Two, Three and Four and Contract Amendment No. 01 dated May 1, 2003, to Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan(4)

10.20

Contract Amendments Numbered 02, 03, 04 and 05, each effective October 1, 2003, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan(5)

10.21

Contract Amendment Number 06, executed on November 10, 2003, but effective as of October 1, 2003, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(6)

10.22

Contract Amendment Number 07, executed on April 28, 2004, but effective as of April 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.23

Contract Amendment Number 08, executed on September 16, 2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.24

Contract Amendment Number 09, executed on November 4, 2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

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

10.36	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004(1)(3)

10.37	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and William Lawrence Hough, dated as of December 1, 2004(1)(3)

10.38	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004(1)(3)

10.39	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004(1)(3)

10.40	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004(1)(3)

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

10.59

Contract Amendment Number 13, executed on April 4, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(17)

10.60

Contract Amendment Number 14, executed on April 26, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(17)

10.61

Contract Amendment Number 15, executed on September 5, 2006, but effective as of October 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between Phoenix Health Plan and the Arizona Health Care Cost Containment System (19)

10.62	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006(3)(20)

10.63

Contract Amendment Number 16, executed on April 27, 2007, but effective as of October 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between Phoenix Health Plan and the Arizona Health Care Cost Containment System(21)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Vanguard Health Systems, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(12)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2005, File No. 333-71934.

(13)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
        September 30, 2005, File No. 333-71934.

(14)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
        September 27, 2005, File No. 333-71934.

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

(18)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2006, File No. 333-71934.

(19)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated September 8, 2006, File No. 333-71934.

(20)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2006, File No. 333-71934.

(21)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2007, File No. 333-71934.