Form 10-Q
period 2007-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2007-11-13
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

          There were 749,550 shares of common stock outstanding as of November 1, 2007 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	(Unaudited) September 30, 2007

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$120.1	$158.3
Restricted cash	6.2	2.5
Accounts receivable, net of allowance for doubtful accounts of approximately $113.2 and $117.7 at June 30, 2007 and September 30, 2007, respectively	287.3	288.3
Inventories	46.8	47.2
Prepaid expenses and other current assets	57.7	63.7

Total current assets	518.1	560.0
Property, plant and equipment, net of accumulated depreciation	1,186.6	1,163.3
Goodwill	689.2	689.2
Intangible assets, net of accumulated amortization	68.0	68.7
Investments in and advances to affiliates	7.3	7.3
Other assets	62.2	61.5

Total assets	$2,531.4	$2,550.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144.1	$147.9
Accrued salaries and benefits	75.0	72.1
Accrued health claims	61.4	60.5
Accrued interest	13.4	26.5
Other accrued expenses and current liabilities	59.8	63.0
Current maturities of long-term debt	8.0	8.0

Total current liabilities	361.7	378.0
Minority interests in equity of consolidated entities	9.3	9.3
Other liabilities	82.3	88.7
Long-term debt, less current maturities	1,520.7	1,520.4
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2007 and September 30, 2007	–	–
Additional paid-in capital	644.6	645.1
Retained deficit	(87.2)	(91.5)

Total stockholders’ equity	557.4	553.6

Total liabilities and stockholders’ equity	$2,531.4	$2,550.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2007

	(In millions)

Patient service revenues	$521.3	$556.8
Premium revenues	97.0	105.7

Total revenues	618.3	662.5

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.3 and $0.5, respectively)	259.6	273.7
Supplies	100.2	103.2
Medical claims expense	71.7	76.0
Purchased services	33.6	34.8
Provision for doubtful accounts	40.5	53.9
Other operating expenses	50.1	54.5
Rents and leases	8.9	10.1
Depreciation and amortization	28.9	32.5
Interest, net	29.8	31.7
Other	(0.8)	2.0

Loss from continuing operations before income taxes	(4.2)	(9.9)
Income tax benefit	1.5	3.4

Loss from continuing operations	(2.7)	(6.5)
Loss from discontinued operations, net of taxes	(5.0)	(0.4)

Net loss	$(7.7)	$(6.9)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30, 2006	Three months ended September 30, 2007

	(In millions)
Operating activities:
Net loss	$(7.7)	$(6.9)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net of taxes	5.0	0.4
Depreciation and amortization	28.9	32.5
Provision for doubtful accounts	40.5	53.9
Deferred income taxes	(1.6)	(4.2)
Amortization of loan costs	1.1	1.2
Accretion of principal on senior discount notes	4.1	4.6
Loss (gain) on sale of assets	(2.6)	0.1
Stock compensation	0.3	0.5
Changes in operating assets and liabilities, net of effects of dispositions:
Accounts receivable	(65.4)	(57.3)
Inventories	(1.2)	(0.4)
Prepaid expenses and other current assets	(7.5)	(1.9)
Accounts payable	(1.9)	5.3
Accrued expenses and other current liabilities	2.7	23.2
Other liabilities	5.1	5.3

Net cash provided by (used in) operating activities – continuing operations	(0.2)	56.3
Net cash provided by operating activities – discontinued operations	0.6	0.8

Net cash provided by operating activities	0.4	57.1

Investing activities:
Capital expenditures	(36.9)	(21.4)
Purchases of short-term investments	(30.0)	(30.0)
Sales of short-term investments	30.0	30.0
Proceeds from asset dispositions	6.5	0.1
Other	2.1	1.3

Net cash used in investing activities – continuing operations	(28.3)	(20.0)
Net cash provided by (used in) investing activities – discontinued operations	(0.8)	3.1

Net cash used in investing activities	(29.1)	(16.9)

Financing activities:
Payments of long-term debt and capital leases	(2.1)	(2.0)
Proceeds from stock option exercises	–	0.2
Payments to retire stock and stock options	–	(0.2)

Net cash used in financing activities	(2.1)	(2.0)

Net increase (decrease) in cash and cash equivalents	(30.8)	38.2
Cash and cash equivalents, beginning of period	123.6	120.1

Cash and cash equivalents, end of period	$92.8	$158.3

Net cash paid for interest	$14.6	$13.2

Net cash paid for income taxes	$0.4	$0.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

1.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of September 30, 2007, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,143 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. As none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $7.5 million and $9.4 million for the three months ended September 30, 2006 and 2007, respectively.

                The unaudited condensed consolidated financial statements as of September 30, 2007 and for the three months ended September 30, 2006 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2008.  The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2007 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on September 19, 2007. The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2007 10-K.

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

Reclassifications

                Vanguard adjusted its previously reported condensed consolidated statement of operations and condensed consolidated statement of cash flows for the three months ended September 30, 2006, to reflect the impact of the classification of the acute care operations of Phoenix Memorial Hospital (“PMH”) as discontinued operations.  See Note 2 for further discussion of discontinued operations. Certain other prior year amounts have been reclassified to conform to current year presentation.

2.             DISCONTINUED OPERATIONS

                On October 1, 2006, certain of Vanguard’s subsidiaries completed the sale of their three hospitals in Orange County, California (West Anaheim Medical Center, Huntington Beach Hospital and La Palma Intercommunity Hospital) to subsidiaries of Prime Healthcare, Inc. for net proceeds of $40.0 million, comprised of cash proceeds of $37.0 million and $3.0 million of proceeds placed in escrow that was distributed to a subsidiary of Vanguard on July 2, 2007. The operations of the California hospitals are included in discontinued operations, net of taxes in the accompanying statements of operations for both periods presented as set forth by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and EITF 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”).

                In June 2007, Vanguard ceased providing acute care services at PMH and began leasing certain floors of the building to various third party healthcare providers. The leases are 5-year and 7-year leases with renewal options. When comparing the projected lease income to the historical total revenues of PMH, Vanguard determined that the expected cash inflows under the leases were insignificant and deemed to be indirect cash flows. Thus, the acute care operations of PMH are included in discontinued operations, net of taxes in the accompanying statements of operations for both periods presented as set forth by SFAS 144 and EITF 03-13.

                Vanguard’s California medical office buildings, sold in March 2006, are also included in discontinued operations, net of taxes in the accompanying statements of operations for both periods presented. The post-transaction direct cash flows that previously precluded these operations from being included in discontinued operations under EITF 03-13 were eliminated upon the sale of the California hospitals.

                The following table sets forth the components of loss from discontinued operations, net of taxes for the quarters ended September 30, 2006 and 2007 (in millions).

	Quarter ended September 30,

	2006	2007

Total revenues	$61.0	$1.4

Operating expenses	67.0	2.0
Allocated interest	2.2	–
Income tax benefit	(3.2)	(0.2)

Loss from discontinued operations, net of taxes	$5.0	$0.4

                Vanguard allocated $2.2 million of interest expense to discontinued operations during the three months ended September 30, 2006.  The allocation was based upon the ratio of net assets to be sold to the sum of Vanguard’s total net assets and Vanguard’s outstanding debt.  Discontinued operations included approximately $3.2 million and $0.2 million of income tax benefits during the three months ended September 30, 2006 and 2007, respectively, calculated using an effective tax rate of approximately 39.0% and 33.3%, respectively.

3.             STOCK-BASED COMPENSATION

                Vanguard accounts for stock-based employee compensation granted prior to July 1, 2006 under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective July 1, 2003, Vanguard adopted SFAS 123 on a prospective basis, an acceptable transition method set forth in SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. For grants dated July 1, 2006 and subsequent, Vanguard accounts for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Vanguard also adopted SFAS 123(R) on a prospective basis.

                Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of September 30, 2007, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of September 30, 2007, 65,754 options were outstanding under the 2004 Option Plan. Vanguard recognized salaries and benefits expense related to the 2004 Option Plan of $0.3 million and $0.5 million during the three months ended September 30, 2006 and 2007, respectively.

4.             INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2007 and September 30, 2007 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2007	September 30, 2007	June 30, 2007	September 30, 2007

Amortized intangible assets:
Deferred loan costs	$ 43.8	$ 43.8	$ 11.2	$ 12.4
Contracts	31.4	31.4	8.6	9.4
Physician income and other guarantees	13.8	18.8	5.4	7.7
Other	1.3	1.3	0.3	0.3

Subtotal	90.3	95.3	25.5	29.8
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$ 93.5	$ 98.5	$ 25.5	$ 29.8

                Amortization expense for contracts for the three months ended September 30, 2006 and 2007 was $0.8 million. The other intangible assets noted above were amortized to either net interest, purchased services or other operating expenses.

5.             IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

                In recent periods, Vanguard experienced gradual changes to the business climate at its Chicago hospitals, the most significant being payer mix shifts, which have resulted in weaker than expected operating results at those hospitals. Vanguard believes that these trends may not be temporary in nature and may not be sufficiently offset by various initiatives to improve operating results. Accordingly, Vanguard performed an impairment test of the long-lived assets of these hospitals under SFAS 144 and SFAS 142, Goodwill and Other Intangible Assets, effective December 31, 2006 and recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge at that time to write down the carrying value of these hospitals to fair value. Fair value was estimated using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, Vanguard reduced goodwill for its acute care services segment $123.8 million during December 2006. Further deterioration in the operating results of the Chicago hospitals could result in additional future impairment charges.

                Vanguard completed its annual goodwill impairment test required by SFAS 142 during the fourth quarter of fiscal 2007 noting no impairment. However, the previously discussed Chicago market and one other reporting unit, with combined goodwill of $140.0 million as of September 30, 2007, will require continual monitoring during fiscal year 2008 due to the sensitivity of the projected operating results of these reporting units to the goodwill impairment analysis. If projected future cash flows become less favorable than those projected by management, impairments may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

6.             LONG-TERM DEBT

                A summary of Vanguard’s long-term debt at June 30, 2007 and September 30, 2007 follows (in millions).

	June 30, 2007	September 30, 2007

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	168.9	173.5
Term loans payable under credit facility	781.9	779.9
Other	2.9	–

	1,528.7	1,528.4
Less: current maturities	(8.0)	(8.0)

	$1,520.7	$1,520.4

9.0% Notes

                In connection with Vanguard’s merger with affiliates of The Blackstone Group (the “Merger”) on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”), completed a private placement of $575.0 million 9.0% Notes. Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1, with the first interest payment made on April 1, 2005. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

Credit Facility Debt

                In connection with the Merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Health Company II, Inc. (the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under its previous credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs.  Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005.  Vanguard borrowed all $325.0 million delayed draw term loans at various times during its fiscal years 2005 and 2006.

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of September 30, 2007, $779.9 million was outstanding under the 2005 term loan facility. The total remaining capacity of the revolving credit facility, net of letters of credit, was $221.5 million as of September 30, 2007.

                The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. These interest rates reflect a savings of 1.00% per annum over the interest rate options for term loan borrowings under the merger credit facilities. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum, subject to an increase of up to 0.25% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard pays customary letter of credit fees.

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of September 30, 2007. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Three months ended

	September 30, 2006	September 30, 2007
Current:
Federal	$(0.4)	$0.1
State	0.5	0.7

Total current	0.1	0.8

Deferred:
Federal	(1.4)	(3.7)
State	(1.6)	(1.7)

	(3.0)	(5.4)
Increase in valuation allowance	1.4	1.2

Total income tax benefit	$(1.5)	$(3.4)

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Three months ended

	September 30, 2006	September 30, 2007

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	(10.8)%	13.3%
Nondeductible expenses and other	0.3%	(1.6)%
Change in valuation allowance	10.8%	(12.9)%

Effective income tax rate	35.3%	33.8%

                Net non-current deferred tax assets of $52.7 million and $53.4 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2007 and September 30, 2007, respectively.  Net current deferred tax assets were $8.9 million and $15.3 million as of June 30, 2007 and September 30, 2007, respectively.

                As of September 30, 2007, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $155.0 million and $504.0 million, respectively. The federal and state NOL carryforwards expire from 2022 to 2028 and 2008 to 2028, respectively.  Approximately $3.6 million of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Effective July 1, 2007, Vanguard adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). In connection with the adoption of FIN 48, Vanguard recorded a $0.4 million net liability for unrecognized tax benefits, accrued interest and penalties, which was comprised of the following (in millions).

Reclassification from income taxes payable	$0.3
Increase to non-current deferred tax assets	2.7
Cumulative impact of change recorded to retained earnings	(2.6)

$0.4

                The provisions of FIN 48 allow for the classification election of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the entity. Vanguard has elected to continue its historical practice of classifying interest and penalties as a component of income tax expense.

                Approximately $0.3 million of the $0.4 million of unrecognized tax benefits, if recognized, would impact the effective tax rate, while the remaining $0.1 million of unrecognized tax benefits, if recognized, would increase goodwill. The unrecognized tax benefits remained at $0.4 million as of September 30, 2007.

                Vanguard’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

                On May 18, 2006, Texas repealed its current income tax and replaced it with a gross margins tax to be accounted for as an income tax.  Vanguard became subject to the Texas margins tax on July 1, 2006.

8.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. SFAS 159 is effective for Vanguard as of July 1, 2008 with early adoption permitted. Vanguard does not expect SFAS 159 to significantly impact its future financial position, results of operations or cash flows.

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

9.             SEGMENT INFORMATION

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban and suburban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in the metropolitan Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona.

                The following table provides unaudited condensed financial information by business segment for the three months ended September 30, 2006 and 2007, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended September 30, 2006				Three months ended September 30, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$521.3	$–	$521.3	$–	$556.8	$–	$556.8
Premium revenues	97.0	–	–	97.0	105.7	–	–	105.7
Inter-segment revenues	–	9.1	(9.1)	–	–	8.4	(8.4)	–

Total revenues	97.0	530.4	(9.1)	618.3	105.7	565.2	(8.4)	662.5

Operating expenses - external	80.6	483.7	–	564.3	87.4	518.3	–	605.7
Operating expenses - inter-segment	9.1	–	(9.1)	–	8.4	–	(8.4)	–

Total operating expenses	89.7	483.7	(9.1)	564.3	95.8	518.3	(8.4)	605.7

Segment EBITDA(1)	7.3	46.7	–	54.0	9.9	46.9	–	56.8

Less:
Interest, net	0.2	29.6	–	29.8	(0.1)	31.8	–	31.7
Depreciation and amortization	1.0	27.9	–	28.9	1.0	31.5	–	32.5
Minority interests	–	0.7	–	0.7	–	0.9	–	0.9
Equity method income	–	(0.2)		(0.2)	–	(0.9)		(0.9)
Stock compensation	–	0.3	–	0.3	–	0.5	–	0.5
Loss (gain) on sale of assets	–	(2.6)	–	(2.6)	–	0.1	–	0.1
Monitoring fees and expenses	–	1.3	–	1.3	–	1.9	–	1.9

Income (loss) from continuing operations before income taxes	$6.1	$(10.3)	$–	$(4.2)	$9.0	$(18.9)	$–	$(9.9)

Capital expenditures – continuing operations	$–	$36.9	$–	$36.9	$–	$21.4	$–	$21.4

Segment assets					$151.9	$2,398.1	$–	$2,550.0

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, gain or loss on sale of assets, monitoring fees and expenses, impairment loss and discontinued operations.  Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

10.          COMMITMENTS AND CONTINGENCIES

                Management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on Vanguard’s results of operations or financial position, but the capital obligations could have an effect on the timing of Vanguard’s cash flows, including its need to borrow available amounts under its revolving credit facility.

Capital Expenditure Commitments

                Vanguard currently has multiple capital projects underway including significant advanced clinical system upgrades.  As of September 30, 2007, Vanguard estimated its remaining commitments to complete capital projects in process to be approximately $55.4 million.

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements positively impacted Vanguard’s loss from continuing operations before income taxes by $0.5 million and $2.6 million for the three months ended September 30, 2006 and 2007, respectively. Vanguard recorded $22.8 million and $17.3 million of charity care deductions from continuing operations during the three months ended September 30, 2006 and 2007, respectively.

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

Guarantees

                Physician Guarantees

                Vanguard entered into physician relocation agreements and service agreements under which it guarantees minimum monthly income, revenues or collections to physicians during a specified period of time (typically 12 months to 24 months). In return for the minimum guarantee payments, the physicians are required to practice in the community or to provide emergency room or specialty program coverage at Vanguard’s hospitals for a stated period of time (typically 3 to 5 years) or else return the payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff

Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation or service agreements. As of September 30, 2007, Vanguard had a net intangible asset of $10.6 million and a remaining liability of $7.7 million related to these physician guarantees. The maximum amount of Vanguard’s unpaid physician income guarantees under FSP 45-3 as of September 30, 2007 was approximately $16.8 million.

                Other Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of September 30, 2007, Vanguardmaintained this performance guarantee in the form of $19.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $2.9 million.  In October 2007, upon the expiration of these surety bonds, Vanguard purchased $22.0 million of replacement surety bonds that expire on September 30, 2008.

Variable Interest Entities

                Vanguard is a party to two contractual agreements whereby it may be required to make monthly payments to the developers and managers of two medical office buildings located on its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into these agreements to provide an incentive to the developers to fund the construction of the medical office buildings and manage the buildings upon their completion in order to make physician office space available near its hospital campuses.  One contract commenced in April 2005 for a period of 12 years.  Vanguard deemed this contract a variable interest entity in which Vanguard is not the primary beneficiary. The maximum annual amount Vanguard would pay under the contract assuming zero occupancy would be approximately $1.5 million. For the second contract, Vanguard expects the medical office building to achieve specified occupancy levels that would permanently release Vanguard from its minimum rent guarantee during fiscal 2008 and deems the developer landlord to be the primary beneficiary. Vanguard currently expects to make no rental shortfall payments during fiscal 2008 under either of these contracts given current and expected future occupancy levels.

                As of June 30, 2007, Vanguard had a third minimum rent guarantee arrangement with a medical office building entity. Due to the significance of Vanguard’s historical minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes. During the quarter ended September 30, 2007, the partnership that owned the medical office building sold the building to a third party, which terminated Vanguard’s minimum rent guarantee obligation. Thus, Vanguard no longer included this entity in its consolidated financial statements as of September 30, 2007.

11.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2007 and September 30, 2007 and for the three months ended September 30, 2006 and 2007 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$ –	$ –	$ –	$ 89.1	$ 69.2	$ –	$ 158.3
Restricted cash	–	–	–	0.7	1.8	–	2.5
Accounts receivable, net	–	–	–	264.5	23.8	–	288.3
Inventories	–	–	–	42.0	5.2	–	47.2
Prepaid expenses and other current assets	0.1	–	–	47.1	19.0	(2.5)	63.7

Total current assets	0.1	–	–	443.4	119.0	(2.5)	560.0

Property, plant and equipment, net	–	–	–	1,093.0	70.3	–	1,163.3
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	28.1	3.4	13.8	23.4	–	68.7
Investments in consolidated subsidiaries	608.8	–	–	–	25.6	(634.4)	–
Other assets	–	–	–	68.7	0.1	–	68.8

Total assets	$ 608.9	$ 28.1	$ 3.4	$ 2,224.5	$ 322.0	$ (636.9)	$ 2,550.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ –	$ –	$ –	$ 135.8	$ 12.1	$ –	$ 147.9
Accrued expenses and other current liabilities	–	26.5	–	126.9	84.5	(15.8)	222.1
Current maturities of long-term debt	–	8.0	–	–	–	–	8.0

Total current liabilities	–	34.5	–	262.7	96.6	(15.8)	378.0

Other liabilities	–	–	–	58.8	42.3	(3.1)	98.0
Long-term debt, less current maturities	–	1,346.9	173.5	–	–	–	1,520.4
Intercompany	55.3	(995.7)	(120.9)	1,411.5	(2.8)	(347.4)	–
Stockholders’ equity	553.6	(357.6)	(49.2)	491.5	185.9	(270.6)	553.6

Total liabilities and stockholders’ equity	$ 608.9	$ 28.1	$ 3.4	$ 2,224.5	$ 322.0	$ (636.9)	$ 2,550.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 491.7	$ 36.4	$ (6.8)	$ 521.3
Premium revenues	–	–	–	12.6	84.5	(0.1)	97.0

Total revenues	–	–	–	504.3	120.9	(6.9)	618.3
Salaries and benefits	0.3	–	–	240.0	19.3	–	259.6
Supplies	–	–	–	93.3	6.9	–	100.2
Medical claims expense	–	–	–	8.8	69.7	(6.8)	71.7
Purchased services	–	–	–	29.8	3.8	–	33.6
Provision for doubtful accounts	–	–	–	39.3	1.2	–	40.5
Other operating expenses	0.1	–	–	43.2	6.9	(0.1)	50.1
Rents and leases	–	–	–	7.3	1.6	–	8.9
Depreciation and amortization	–	–	–	25.1	3.8	–	28.9
Interest, net	–	30.3	4.2	(4.6)	(0.1)	–	29.8
Management fees	–	–	–	(2.2)	2.2	–	–
Other	–	–	–	(0.9)	0.1	–	(0.8)

Total costs and expenses	0.4	30.3	4.2	479.1	115.4	(6.9)	622.5

Income (loss) from continuing operations before income taxes	(0.4)	(30.3)	(4.2)	25.2	5.5	–	(4.2)
Income tax expense (benefit)	(1.5)	–	–	–	0.5	(0.5)	(1.5)
Equity in earnings of subsidiaries	(8.8)	–	–	–	–	8.8	–

Income (loss) from continuing operations	(7.7)	(30.3)	(4.2)	25.2	5.0	9.3	(2.7)
Loss from discontinued operations, net of taxes	–	–	–	(3.5)	(1.5)	–	(5.0)

Net income (loss)	$ (7.7)	$ (30.3)	$ (4.2)	$ 21.7	$ 3.5	$ 9.3	$ (7.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$ –	$ –	$ –	$ 526.8	$ 36.2	$ (6.2)	$ 556.8
Premium revenues	–	–	–	14.4	91.4	(0.1)	105.7

Total revenues	–	–	–	541.2	127.6	(6.3)	662.5
Salaries and benefits	0.5	–	–	254.2	19.0	–	273.7
Supplies	–	–	–	96.4	6.8	–	103.2
Medical claims expense	–	–	–	9.1	73.1	(6.2)	76.0
Purchased services	–	–	–	31.5	3.3	–	34.8
Provision for doubtful accounts	–	–	–	52.2	1.7	–	53.9
Other operating expenses	0.1	–	–	47.4	7.1	(0.1)	54.5
Rents and leases	–	–	–	8.5	1.6	–	10.1
Depreciation and amortization	–	–	–	28.8	3.7	–	32.5
Interest, net	–	29.7	4.6	(1.5)	(1.1)	–	31.7
Management fees	–	–	–	(2.1)	2.1	–	–
Other	–	–	–	2.0	–	–	2.0

Total costs and expenses	0.6	29.7	4.6	526.5	117.3	(6.3)	672.4

Income (loss) from continuing operations before income taxes	(0.6)	(29.7)	(4.6)	14.7	10.3	–	(9.9)
Income tax expense (benefit)	(3.4)	–	–	–	0.4	(0.4)	(3.4)
Equity in earnings of subsidiaries	(9.7)	–	–	–	–	9.7	–

Income (loss) from continuing operations	(6.9)	(29.7)	(4.6)	14.7	9.9	10.1	(6.5)
Income (loss) from discontinued operations, net of taxes	–	–	–	1.1	(1.5)	–	(0.4)

Net income (loss)	$ (6.9)	$ (29.7)	$ (4.6)	$ 15.8	$ 8.4	$ 10.1	$ (6.9)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (7.7)	$ (30.3)	$ (4.2)	$ 21.7	$ 3.5	$ 9.3	$ (7.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	3.5	1.5	–	5.0
Depreciation and amortization	–	–	–	25.1	3.8	–	28.9
Provision for doubtful accounts	–	–	–	39.3	1.2	–	40.5
Deferred income taxes	(1.6)	–	–	–	–	–	(1.6)
Amortization of loan costs	–	1.0	0.1	–	–	–	1.1
Accretion of principal on senior discount notes	–	–	4.1	–	–	–	4.1
(Gain) loss on sale of assets	–	–	–	(2.7)	0.1	–	(2.6)
Stock compensation	0.3	–	–	–	–	–	0.3
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	8.8	–	–	–	–	(8.8)	–
Accounts receivable	–	–	–	(55.8)	(9.6)	–	(65.4)
Inventories	–	–	–	(1.2)	–	–	(1.2)
Prepaid expenses and other current assets	–	–	–	(9.0)	1.5	–	(7.5)
Accounts payable	–	–	–	(3.2)	1.3	–	(1.9)
Accrued expenses and other liabilities	0.2	13.1	–	(3.6)	(1.4)	(0.5)	7.8
Net cash provided by (used in) operating activities – continuing operations	–	(16.2)	–	14.1	1.9	–	(0.2)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	1.5	(0.9)	–	0.6
Net cash provided by (used in) operating activities	–	(16.2)	–	15.6	1.0	–	0.4
Investing activities:						–
Acquisitions	–	–	–	–	–	–	–
Capital expenditures	–	–	–	(36.1)	(0.8)	–	(36.9)
Proceeds from short-term investments	–	–	–	–	(30.0)	–	(30.0)
Sales of short-term investments	–	–	–	–	30.0	–	30.0
Proceeds from asset dispositions	–	–	–	6.5	–	–	6.5
Other	–	–	–	2.1	–	–	2.1
Net cash used in investing activities – continuing operations	–	–	–	(27.5)	(0.8)	–	(28.3)
Net cash used in investing activities – discontinued operations	–	–	–	(0.4)	(0.4)	–	(0.8)
Net cash used in investing activities	–	–	–	(27.9)	(1.2)	–	(29.1)
Financing activities:
Payments of long-term debt and capital leases	–	(2.0)	–	–	(0.1)	–	(2.1)
Cash provided by (used in) intercompany activity	–	18.2	–	17.8	(36.0)	–	–
Net cash provided by (used in) financing activities	–	16.2	–	17.8	(36.1)	–	(2.1)
Net increase (decrease) in cash and cash equivalents	–	–	–	5.5	(36.3)	–	(30.8)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 44.0	$ 48.8	$ –	$ 92.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (6.9)	$ (29.7)	$ (4.6)	$ 15.8	$ 8.4	$ 10.1	$ (6.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	(1.1)	1.5	–	0.4
Depreciation and amortization	–	–	–	28.8	3.7	–	32.5
Provision for doubtful accounts	–	–	–	52.2	1.7	–	53.9
Deferred income taxes	(4.2)	–	–	–	–	–	(4.2)
Amortization of loan costs	–	1.2	–	–	–	–	1.2
Accretion of principal on senior discount notes	–	–	4.6	–	–	–	4.6
(Gain) loss on sale of assets	–	–	–	0.7	(0.6)	–	0.1
Stock compensation	0.5	–	–	–	–	–	0.5
Changes in operating assets and liabilities, net of effects of acquisitions:		–
Equity in earnings of subsidiaries	9.7	–	–	–	–	(9.7)	–
Accounts receivable	–	–	–	(57.0)	(0.3)	–	(57.3)
Inventories	–	–	–	(0.2)	(0.2)	–	(0.4)
Prepaid expenses and other current assets	–	–	–	(4.8)	2.9	–	(1.9)
Accounts payable	–	–	–	3.2	2.1	–	5.3
Accrued expenses and other liabilities	0.9	13.1	–	21.4	(6.5)	(0.4)	28.5
Net cash provided by (used in) operating activities – continuing operations	–	(15.4)	–	59.0	12.7	–	56.3
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	1.2	(0.4)	–	0.8
Net cash provided by (used in) operating activities	–	(15.4)	–	60.2	12.3	–	57.1
Investing activities:						–
Capital expenditures	–	–	–	(19.6)	(1.8)	–	(21.4)
Proceeds from short-term investments	–	–	–	–	(30.0)	–	(30.0)
Sales of short-term investments	–	–	–	–	30.0	–	30.0
Proceeds from asset dispositions	–	–	–	0.1	–	–	0.1
Other	–	–	–	0.3	1.0	–	1.3
Net cash used in investing activities – continuing operations	–	–	–	(19.2)	(0.8)	–	(20.0)
Net cash provided by investing activities – discontinued operations	–	–	–	3.1	–	–	3.1
Net cash used in investing activities	–	–	–	(16.1)	(0.8)	–	(16.9)
Financing activities:
Payments of long-term debt and capital leases	–	(2.0)	–	–	–	–	(2.0)
Proceeds from stock option exercises	–	–	–	0.2	–	–	0.2
Payments to retire stock and stock options	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	–	17.4	–	33.3	(50.7)	–	–
Net cash provided by (used in) financing activities	–	15.4	–	33.3	(50.7)	–	(2.0)
Net increase (decrease) in cash and cash equivalents	–	–	–	77.4	(39.2)	–	38.2
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 89.1	$ 69.2	$ –	$ 158.3

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

                •  Our ability to incur substantially more debt

                •  Operating and financial restrictions in our debt agreements

                •  Our ability to successfully implement our business strategies

                •  Our ability to successfully integrate our recent and any future acquisitions

                •  Conflicts of interest that may arise as a result of our control by a small number of stockholders

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

                •  Volatility of materials and labor costs for potential construction projects that may be necessary for future growth

                Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K (“10-K”) for the fiscal year ended June 30, 2007. You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Executive Overview

                As of September 30, 2007, we owned and operated 15 hospitals with a total of 4,143 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. On March 8, 2006, we sold our medical office buildings in California to a third-party buyer for approximately $28.7 million. On October 1, 2006, we sold our three California hospitals with combined 491 licensed beds to subsidiaries of Prime Healthcare, Inc. for net proceeds of $40.0 million. The operating results of the California hospitals and medical office buildings are classified as discontinued operations in our condensed consolidated statements of operations for all periods presented. In June 2007, we ceased providing acute care services at Phoenix Memorial Hospital (“PMH”) and began leasing certain floors of the building to various third party healthcare providers. As a result, the acute care operating results of PMH are also classified as discontinued operations in our condensed consolidated statements of operations for all periods presented.

                As of September 30, 2007, we also owned three health plans as set forth in the following table.

Health Plan	Location	September 30, 2007 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	100,600
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,400
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	43,500

		147,500

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

Operating Environment

                The operating environment for hospital management companies is undergoing a significant change that presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must adapt our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require continued focus on quality of care initiatives.  As consumers become more involved in their healthcare decisions, perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care.  The following paragraphs discuss some of the new challenges that we currently face and that we expect to become more prominent during the foreseeable future.

                Pay for Performance Reimbursement

                Many payers, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2008, Medicare expanded the number of quality measures to be reported to 27 from 21 during 2007 and from 10 during 2006. These measures include risk-adjusted outcomes measures such as 30-day mortality measures for patients who suffered a heart attack, heart failure or pneumonia; additional measures related to patients who undergo surgical procedures such as hospital-acquired infections data; and several patient satisfaction indicators.  Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than the Medicare requirements.  We have invested and will continue to invest significant capital to upgrade our clinical information systems to enable us to report these quality measures.

                While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. For example, on April 13, 2007, CMS proposed reforms in the hospital inpatient prospective payment system that would implement a provision of the Deficit Reduction Act of 2005 (“DRA”) that takes the first steps toward preventing Medicare from giving hospitals higher payment for the additional costs of treating a patient that acquires a condition (including an infection) during a hospital stay. The DRA required CMS to select at least two conditions that are (1) high cost, high volume or both; (2) assigned to a higher rate of reimbursement when present as a secondary diagnosis; and (3) are reasonably preventable through application of evidence-based guidelines. These rules were adopted in August 2007. Under the rules, beginning in federal fiscal year 2009 (which commences October 1, 2008) cases with these conditions would not be paid at a higher reimbursement rate unless they were present on admission. The rules identify eight conditions, including three serious preventable events (sometimes called “never events”) that meet the statutory criteria. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.

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

                Nursing Salaries Pressures

                In order to demonstrate high quality services, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our quality of care initiatives. Given the nationwide nursing shortage and the particular limited nursing availability in the Phoenix area, we expect continued pressures on nursing salaries and benefits. These pressures include higher than normal base wage increases, flexible working hours and other benefits and higher nurse to patient ratios necessary to improve quality of care. Quality of care initiatives also require additional nurse training programs that increase salaries and benefits costs. We will incur significant training costs as nurses learn to utilize our new information technology tools that allow us to monitor and report quality performance indicators. Becoming the employer of choice for nurses requires upfront human resource investments that could negatively affect operating results in the short-term. We may also be limited in our ability to adjust staffing levels in periods of lower than expected volumes. However, we expect that reducing turnover and improving the skill sets of our nurses will reduce our reliance on contract labor and result in improved quality of care and increased revenues in the long-term.

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

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with the greatest enrollment in the professional nursing program. The SHP trains approximately 450 students each year, the majority of which have historically chosen permanent employment with us. SHP experienced a slight enrollment growth in fall 2007 compared to fall 2006. Plans are underway to transition SHP’s current diploma program to a degree granting program that will be more attractive to potential students. SHP enrollment includes approximately 80 students in our metropolitan Phoenix market that are trained using state of the art distance learning technology maximizing utilization of SHP instructors. Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time. Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be materially adversely impacted.

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

                Sources of Revenues

                The primary sources of our revenues include various managed care payers including managed Medicare and Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and the patients themselves. We are typically paid much less than our gross charges regardless of the payer source. Revenues from governmental programs are based upon complex reimbursement methodologies that require us to extensively monitor compliance with regulations including billing, coding and cost reimbursement items. These regulations change frequently and require us to adjust our processes, procedures and information systems in order to ensure that we bill these programs correctly and record related revenues appropriately. Revenues from managed care programs are typically based on contractually-stated rates or discounts we have negotiated with the various managed care plans. The contracts often contain exclusions, carve-outs, performance criteria and other guidelines that also require our constant focus and attention. Private patients who are members of managed care plans are not required to pay us for their healthcare services other than the coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. A more detailed description of these revenue sources is set forth in Part I, Item I, “Business”, “Reimbursement” of our June 30, 2007 10-K.

                The following table sets forth the percentages of net patient revenues by payer for the quarters ended September 30, 2006 and 2007.

	Quarter ended September 30,

	2006	2007

Medicare	25.4%	25.3%
Medicaid	9.0%	8.6%
Managed care(1)	51.9%	55.1%
Self pay	9.4%	9.7%
Other	4.3%	1.3%

Total	100.0%	100.0%

____________________
(1)	Includes revenues from managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

                Volumes by Payer

                During the quarter ended September 30, 2007, we experienced a 1.1% increase in discharges from continuing operations and a 1.2% increase in hospital adjusted discharges from continuing operations compared to the prior year quarter. The following table provides details of discharges from continuing operations by payer for the quarters ended September 30, 2006 and 2007.

	Quarter ended September 30,

	2006		2007

Medicare	11,086	26.9%	11,153	26.8%
Medicaid	5,796	14.1%	5,290	12.7%
Managed care(1)	22,443	54.5%	23,545	56.5%
Self pay	1,476	3.6%	1,466	3.5%
Other	392	0.9%	211	0.5%

Total	41,193	100.0%	41,665	100.0%

____________________
(1)	Includes discharges under managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

                We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. Additionally, decreases in certain subacute services as a result of regulatory changes and reduced demand for elective procedures as a result of changes in patient insurance coverage continue to weaken inpatient and outpatient volumes. We expect our volumes to improve more significantly over the long-term as a result of quality of care and service expansion initiatives and other market-specific strategies. We have experienced improved volumes from our recently completed expansion projects in San Antonio and Phoenix, but full utilization of these services has not yet occurred.

                While Medicare and self-pay discharges are basically flat quarter over quarter, our self-pay volumes have generally increased during the past twelve months and traditional Medicare volumes have shifted to managed Medicare volumes (included in the Managed care category in the table above) during the past twelve months. These shifts have resulted in increased bad debts and increased exposure to collection risks for patient co-insurance and deductible amounts, which are subject to cost reimbursement under the traditional Medicare program but not under managed Medicare plans.

                Payer Reimbursement Trends

                In addition to volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenues per adjusted hospital discharge from continuing operations increased 5.6% from $7,436 during the quarter ended September 30, 2006 to $7,849 during the quarter ended September 30, 2007.  This increase reflects improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult.

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

                During fiscal 2007 we began receiving payments under the Bexar County, Texas upper payment limit (“UPL”) Medicaid program. The UPL program allows private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. Since the beginning of our participation with the UPL program, we have recognized $22.3 million of revenues and $12.3 million of income from continuing operations before income taxes directly related to the program. CMS began reviewing the operations of the private hospital UPL programs after the state of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid payment programs, and it is our understanding that all private hospital UPL programs in Texas are now under CMS review. In October 2007, the state halted all funding of the private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments. We believe the state will continue to withhold payments until CMS completes its review and delineates any concerns. CMS has only indicated to us that it might require some changes in the program documentation, however there can be no assurance at this time whether the final results of the CMS review will be limited to merely changes in our program documentation. While the current suspension and the possible termination of future benefits of our UPL program are not material to our financial statements, should the federal, state or county governments require recoupment of the previous matching funds paid to us, our results of operations and cash flows could be materially adversely impacted.

                Premium Revenues

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of September 30, 2007, approximately 3,400 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership increased to approximately 100,600 at September 30, 2007 compared to approximately 94,600 at September 30, 2006. Premium revenues from these three plans increased by $8.7 million or 9.0% during the quarter ended September 30, 2007 compared to the prior year quarter. This increase resulted primarily from the increased number of enrollees quarter over quarter. PHP also experienced period over period increased per member per month reimbursement as a result of a rate increase that went into effect on October 1, 2006. In September 2007, the Arizona Health Care Cost Containment System (“AHCCCS”) exercised its final one-year renewal option under its contract with PHP that commenced on October 1, 2003, which extends the current contract through September 30, 2008. The Centers for Medicare and Medicaid Services (“CMS”) renewed its contract with AAHP for a one-year period effective January 1, 2007.  Should the PHP contract terminate, our future operating results and cash flows could be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, the collectibility of our accounts receivable has deteriorated primarily due to an increase in self-pay receivables. The following table provides a summary of our accounts receivable payer class mix as of each respective period presented.

September 30, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	18.0%	0.8%	0.6%	19.4%
Medicaid	8.0%	1.2%	1.0%	10.2%
Managed Care	38.3%	3.9%	2.3%	44.5%
Self Pay(1)	10.9%	8.9%	2.0%	21.8%
Other	2.7%	0.9%	0.5%	4.1%

Total	77.9%	15.7%	6.4%	100.0%

June 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.0%	0.6%	0.6%	16.2%
Medicaid	7.5%	2.0%	1.0%	10.5%
Managed Care	38.0%	4.0%	2.9%	44.9%
Self Pay(1)	12.0%	10.8%	2.8%	25.6%
Other	1.8%	0.6%	0.4%	2.8%

Total	74.3%	18.0%	7.7%	100.0%

September 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	16.9%	0.5%	0.5%	17.9%
Medicaid	7.5%	1.0%	0.8%	9.3%
Managed Care	42.1%	3.1%	2.8%	48.0%
Self Pay(1)	10.9%	9.5%	2.2%	22.6%
Other	1.5%	0.4%	0.3%	2.2%

Total	78.9%	14.5%	6.6%	100.0%

                ____________________
(1)           Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer. If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category.

                Our combined allowance for doubtful accounts and allowance for charity care on a consolidated basis covered 91.4% of self-pay accounts receivable as of June 30, 2007 and September 30, 2007. Our combined allowance for doubtful accounts and allowance for charity care from continuing operations covered 87.5% and 86.9% of self-pay accounts receivable from continuing operations as of June 30, 2007 and September 30, 2007, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts and charity care. The increase in self-pay accounts receivable results from a combination of factors including price increases, increased patient volumes, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. Our upfront cash collections from continuing operations increased 12.7% during the quarter ended September 30, 2007 compared to the prior year quarter.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We deducted $22.8 million and $17.3 million of charity care from total revenues during the quarters ended September 30, 2006 and 2007, respectively. Healthcare services provided to undocumented aliens that qualify for border funding reimbursement represented $5.8 million and $4.8 million of the charity care deductions during the quarters ended September 30, 2006 and 2007, respectively.

                Medicaid Funding Cuts

                Many states, including certain states in which we operate, have periodically reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending. To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts. These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions. Additionally, pressure exists at the federal level to reduce Medicaid matching funds provided to states. Federal legislation enacted in 2006 requires federal Medicaid funding cuts of $4.8 billion over five years. CMS also issued a final rule in May 2007 that, if implemented, would require additional federal Medicaid funding reductions. We are unable to assess the financial impact on our business of enacted or proposed state or federal funding cuts at this time.

                Volatility of Professional Liability Costs

                We maintained professional and general liability insurance coverage through a wholly owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of our professional and general liability insurance is sensitive to the volume and severity of cases reported. Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain markets, particularly in metropolitan Chicago, resulting in physicians relocating to different geographic areas. In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians. On the other hand, some states, including Texas and Illinois, have passed tort reform legislation to place limits on non-economic damages. While we have taken multiple steps at our facilities to reduce our professional liability exposures, absent significant additional legislation to curb the size of malpractice judgments in other states in which we operate, our insurance costs may increase in the future.

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

                Other than the update provided below, there have been no changes in the nature or application of our critical accounting policies and estimates as discussed in Note 2 to our consolidated financial statements included in our 10-K for the fiscal year ended June 30, 2007.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of receivables is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 28.3% and 29.0% of accounts receivable, net of contractual discounts, as of June 30, 2007 and September 30, 2007, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.

                Effective July 1, 2007, we began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus 85% of uninsured accounts less than 365 days old plus 40% of self pay after insurance/Medicare less than 365 days old. Our previous policy reserved all accounts greater than 180 days plus a market-specific percentage of uninsured and self pay after insurance/Medicare balances. The change in policy negatively impacted our provision for doubtful accounts during the quarter ended September 30, 2007. However, we believe our new policy will adjust more quickly to payer mix shifts over time. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by monitoring cash collections and self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state. We have historically been successful in qualifying approximately 50% of submitted accounts for Medicaid coverage. As of September 30, 2007, we had approximately $12.0 million of Medicaid pending accounts receivable from continuing operations ($4.9 million of which was stated at gross charges with a manual contractual allowance and $7.1 million of which was stated net of contractual discounts). In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction

(similar to a self-pay discount), and the remaining net account balance is reclassified to self-pay status and subjected to our allowance for doubtful accounts policy. During the quarters ended September 30, 2006 and 2007, approximately $2.4 million and $4.2 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to self-pay status, respectively. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction. During the quarters ended September 30, 2006 and 2007, we recorded approximately $1.4 million and $1.3 million of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

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

                Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). In connection with the adoption of FIN 48, we recorded a $0.4 million net liability for unrecognized tax benefits, accrued interest and penalties, which was comprised of the following (in millions).

Reclassification from income taxes payable	$0.3
Increase to non-current deferred tax assets	2.7
Cumulative impact of change recorded to retained earnings	(2.6)

$0.4

                The provisions of FIN 48 allow for the classification election of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense.

                Approximately $0.3 million of the $0.4 million of unrecognized tax benefits, if recognized, would impact the effective tax rate, while the remaining $0.1 million of unrecognized tax benefits, if recognized, would increase goodwill. The unrecognized tax benefits remained at $0.4 million as of September 30, 2007.

Selected Operating Statistics

The following table sets forth certain operating statistics from continuing operations for each of the periods presented.

	(Unaudited) Quarter ended September 30,

	2006	2007

Number of hospitals at end of period	15	15
Number of licensed beds at end of period	4,124	4,143
Discharges (a)	41,193	41,665
Adjusted discharges - hospitals (a)	66,072	66,844
Net revenue per adjusted discharge - hospitals (a)	$7,436	$7,849
Patient days (a)	175,306	178,542
Adjusted patient days - hospitals (a)	281,182	286,440
Average length of stay (days) (a)	4.26	4.29
Outpatient surgeries (a)	19,248	18,129
Emergency room visits (a)	139,760	144,743
Occupancy rate (a)	47.6%	46.8%
Average daily census (a)	1,906.0	1,941.0
Member lives (a)	144,000	147,500
Medical claims percentage (a)	73.9%	71.9%

____________________
(a)

The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2007 10-K.

Results of Operations

                The following table presents summaries of our operating results for the quarters ended September 30, 2006 and 2007.

	(Unaudited) Quarter ended September 30,

	2006		2007

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$521.3	84.3%	$556.8	84.0%
Premium revenues	97.0	15.7%	105.7	16.0%

Total revenues	618.3	100.0%	662.5	100.0%

Salaries and benefits (includes stock compensation of $0.3 and $0.5, respectively)	259.6	42.0%	273.7	41.3%
Supplies	100.2	16.2%	103.2	15.6%
Medical claims expense	71.7	11.6%	76.0	11.5%
Provision for doubtful accounts	40.5	6.5%	53.9	8.1%
Other operating expenses	92.6	15.0%	99.4	15.0%
Depreciation and amortization	28.9	4.7%	32.5	4.9%
Interest, net	29.8	4.8%	31.7	4.8%
Minority interests and other expenses	(0.8)	(0.1)%	2.0	0.3%

Loss from continuing operations before income taxes	(4.2)	(0.7)%	(9.9)	(1.5)%
Income tax benefit	1.5	0.3%	3.4	0.5%

Loss from continuing operations	(2.7)	(0.4)%	(6.5)	(1.0)%
Loss from discontinued operations, net of taxes	(5.0)	(0.8)%	(0.4)	(0.1)%

Net loss	$(7.7)	(1.2)%	$(6.9)	(1.1)%

Quarter ended September 30, 2007 compared to Quarter ended September 30, 2006

                Revenues.  Revenues increased $44.2 million during the quarter ended September 30, 2007 compared to the prior year quarter due to improved reimbursement for services provided and increased patient volumes. Net revenue per adjusted hospital discharge from continuing operations increased 5.6% quarter over quarter.  Our service expansion initiatives and managed care contracting strategies played significant roles in our rate improvements. Hospital adjusted discharges from continuing operations increased 1.2% during the current year quarter. While overall patient volumes have increased slightly, we continue to face competitive pressures from other hospitals in recruiting and retaining quality physicians and reduced elective outpatient procedures resulting from an increase in the number of uninsured patients and those insured patients with higher coinsurance and deductibles limits. Emergency room visits from continuing operations increased 3.6% quarter over quarter, while outpatient surgery volumes decreased 5.8% quarter over quarter. Outpatient surgeries were adversely impacted by the opening of a physician-owned surgery center on the campus of one of our San Antonio hospitals in October 2006 and general increased competition for outpatient services in our other markets. We expect revenue growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased 9.0% during the current year quarter as a result of a quarter over quarter increase in health plan enrollees.  Also, per member per month reimbursement for PHP increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2006.

                We continue to focus on implementing our quality of care initiatives and developing an optimal service line mix that both meets the needs of our patients and improves our operating results.  The success of these strategies depends on our ability to retain our nurses, our physician recruitment and retention initiatives, our capital improvement projects including advanced clinical systems and our primary care development initiatives. We believe that these initiatives and the favorable demographic trends in most of our markets will position us to recapture patient volumes once demand for healthcare services recovers.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes and discontinued operations, were $672.4 million or 101.5% of total revenues during the current year quarter, compared to 100.7% during the prior year quarter.  Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 41.3% during the current year quarter from 42.0% during the prior year quarter. We attribute this improvement to our staff management initiatives, our ability to reduce contract labor utilization and our premium revenue growth. Our contract labor expense decreased by 20.5% quarter over quarter. The national nursing shortage continues to hinder our ability to fully manage salaries and benefits. Adjusting staffing levels during periods of weakened demand for healthcare services is more difficult when nursing resources are constrained limiting our ability to re-adjust staffing levels when demand recovers. We expect the nursing shortage to continue during the foreseeable future, although we intend to mitigate these pressures by continuing to improve our comprehensive nurse recruiting and retention program. We also expect that salaries and benefits may increase in the future as a result of our need to employ more physicians at our hospitals. Maintaining a stable nurse workforce and access to quality physicians is vital to our quality initiatives and places even more importance on increasing revenues in order to realize a lower percentage of salaries and benefits to total revenues.

•

Supplies. Supplies as a percentage of total revenues decreased to 15.6% during the current year quarter from 16.2% during the prior year quarter.  We are beginning to realize the benefits of our increased corporate focus on supply chain strategies including charge master and pharmacy formulary refinements, better utilization of our group purchasing organization and reductions in the variation of physician preference items.  Because our growth strategies include expansion of high acuity services, we do not expect to realize significant future decreases in this ratio. Price increases for pharmaceuticals and medical supplies could have a significant adverse impact on future supplies costs.

•

Medical claims. Medical claims expense as a percentage of premium revenues decreased from 73.9% to 71.9% during the current year quarter compared to the prior year quarter primarily as a result of decreased medical claims expense at AAHP. AAHP began operations on January 1, 2006. During the prior year quarter, we had limited historical data upon which to rely for estimating medical claims for AAHP. As further information has since become available, we have refined our AAHP medical claims expense estimates to better reflect actual utilization. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $8.4 million, or 10.0% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts. During the current year quarter, the provision for doubtful accounts as a percentage of patient service revenues increased to 9.7% from 7.8% during the prior year quarter. We adjusted our allowance for doubtful accounts policy effective July 1, 2007 to more quickly recognize uncollectible accounts associated with uninsured or underinsured patients. The quarter over quarter increase was primarily attributable to this policy change and a quarter over quarter increase in self-pay net revenue payer mix. Also, patient co-insurance and deductible amounts have become more difficult to collect due to managed care plans’ efforts to shift a greater portion of healthcare costs to their enrollees.

During the quarters ended September 30, 2006 and 2007, we recorded $22.8 million and $17.3 million of charity care revenue deductions from continuing operations, respectively. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.8% during the current year quarter compared to 12.1% during the prior year quarter.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income taxes. Our effective tax rate decreased from approximately 35% during the prior year quarter to approximately 34% during the current year quarter primarily as a result of an increase in the valuation allowance for certain deferred tax assets during the current year quarter that reduced our tax benefit.

                Net loss.  The $0.8 million quarter over quarter decrease in net loss resulted primarily from the decrease in loss from discontinued operations, net of taxes, during the current year quarter. The prior year quarter included the operating losses of the California hospitals prior to their sale on October 1, 2006.

Liquidity and Capital Resources

                Operating Activities.  At September 30, 2007, we had working capital of $182.0 million, including cash and cash equivalents of $158.3 million.  Working capital at June 30, 2007 was $156.4 million. Cash provided by operating activities increased $56.7 million quarter over quarter.  The increase in operating cash flows was primarily due to improved net cash collections of accounts receivable and a decrease in payments of accounts payable and other liabilities during the current year quarter. Net accounts receivable days improved by approximately 2 days quarter over quarter.

                Investing Activities.  Cash used in investing activities decreased from $29.1 million during the prior year quarter to $16.9 million during the current year quarter, primarily as a result of a $15.5 million quarter over quarter decrease in capital expenditures. We have now paid substantially all amounts related to our significant expansion projects in Phoenix and San Antonio, the majority of which were still in process during the prior year quarter.

                We anticipate spending a total of $140.0 million to $160.0 million in capital expenditures during fiscal 2008 including the $21.4 million spent through September 30, 2007. Our fiscal 2008 estimate includes approximately $29.3 million of information technology upgrades to support our quality initiatives at our facilities. We expect to fund our capital expenditures with cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash flows from financing activities was flat quarter over quarter. As of September 30, 2007, we had outstanding $1,528.4 million in aggregate indebtedness, with an additional $221.5 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $28.5 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

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

                As of September 30, 2007, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.45x
Total leverage ratio limit	5.75x	4.59x
Senior leverage ratio limit	3.75x	2.26x

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

                The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
9% Senior Subordinated Notes	CCC+	Caa1
11¼% Senior Discount Notes	CCC+	Caa1
Senior credit facilities	B+	Ba3

                Capital Resources.  We expect that cash generated from our operations and cash available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our refinanced senior credit facilities will be available to enable us to meet these requirements and needs.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of September 30, 2007.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$117.6	$245.6	$964.3	$1,005.4	$2,332.9
Operating leases (2)	28.5	43.2	28.1	39.4	139.2
Purchase obligations (2)	30.9	–	–	–	30.9
Health claims payable (3)	60.5	–	–	–	60.5
Estimated self-insurance liabilities (4)	22.1	40.7	20.4	6.8	90.0

Subtotal	$259.6	$329.5	$1,012.8	$1,051.6	$2,653.5

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$41.3	$14.1	$–	$–	$55.4
Guarantees of surety bonds (6)	19.0	–	–	–	19.0
Letters of credit (7)	–	–	28.5	–	28.5
Physician commitments (8)	9.2	–	–	–	9.2
FIN 48 net liability (9)	0.4	–	–	–	0.4

Subtotal	$69.9	$14.1	$28.5	$–	$112.5

Total obligations and commitments	$329.5	$343.6	$1,041.3	$1,051.6	$2,766.0

____________________
(1)

Includes both principal and interest portions of outstanding debt. The interest portion of our variable rate debt assumes that the 7.45% rate as of September 30, 2007 remains stable over the remaining term of the debt.

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

(9)	Represents expected future liabilities determined under the provisions of FIN 48 (See critical accounting policy update for further discussion).

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of September 30, 2007, we had in place $1,029.9 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $779.9 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $28.5 million of capacity was utilized by outstanding letters of credit as of September 30, 2007). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on income from continuing operations before income taxes and cash flows of approximately $1.0 million.

                    The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum, in each case subject to an increase of up to 0.25% in the event our leverage ratio exceed certain designated levels. The revolving credit facility matures in September 2010. The $779.9 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate for the term loans was approximately 7.45% as of September 30, 2007.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                (a)           During the quarterly period ended September 30, 2007, we issued the securities described below that were not registered under the Securities Act of 1933. The transaction described below was conducted in reliance upon the exemption from registration provided in Rule 701 of the Securities Act for a sale of securities under a written compensatory benefit plan established by the issuer for the participation of its current and former employees. This sale was made without the use of an underwriter, and the certificate evidencing the securities issued in connection with this transaction bears a restrictive legend permitting transfer of the securities only upon registration under the Securities Act or pursuant to an exemption from registration.

                On August 1, 2007, for an aggregate purchase price of $174,465.91, we issued 168 shares of our common stock to a former employee upon his exercise of vested options which would have otherwise expired 90 days after his termination of employment.

Item 6.    Exhibits.

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 13, 2007                                                                             VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Phillip W. Roe
                                                                                                                                 Phillip W. Roe
                                                                                                                                Executive Vice President, Chief Financial Officer,
                                                                                                                                Chief Accounting Officer & Treasurer
                                                                                                                                (Authorized Officer, Principal Financial Officer
                                                                                                                                and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Sixth Supplemental Indenture, dated as of October 2, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee

10.1

Contract Amendment Number 17, executed on September 6, 2006, but effective as of  October 1, 2007, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between Phoenix Health Plan and the Arizona Health Care Cost Containment System. (Incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2007, File No. 333-71934.)

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