Form 10-Q
period 2007-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2008-02-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

          There were 749,550 shares of common stock outstanding as of February 1, 2008 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	(Unaudited) December 31, 2007

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$120.1	$139.1
Restricted cash	6.2	2.4
Accounts receivable, net of allowance for uncollectible accounts of approximately $113.2 and $117.7 at June 30, 2007 and December 31, 2007, respectively	287.3	312.2
Inventories	46.8	48.9
Prepaid expenses and other current assets	57.7	67.7

Total current assets	518.1	570.3
Property, plant and equipment, net of accumulated depreciation	1,186.6	1,165.6
Goodwill	689.2	689.2
Intangible assets, net of accumulated amortization	68.0	67.3
Investments in unconsolidated subsidiaries	7.3	6.1
Other assets	62.2	59.1

Total assets	$2,531.4	$2,557.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144.1	$148.6
Accrued salaries and benefits	75.0	85.7
Accrued health claims	61.4	67.1
Accrued interest	13.4	13.2
Other accrued expenses and current liabilities	59.8	59.0
Current maturities of long-term debt	8.0	8.0

Total current liabilities	361.7	381.6
Minority interests in equity of consolidated entities	9.3	9.2
Other liabilities	82.3	88.8
Long-term debt, less current maturities	1,520.7	1,523.4
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2007 and December 31, 2007	–	–
Additional paid-in capital	644.6	645.6
Retained deficit	(87.2)	(91.0)

Total stockholders’ equity	557.4	554.6

Total liabilities and stockholders’ equity	$2,531.4	$2,557.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2006	2007	2006	2007

	(In millions)

Patient service revenues	$537.4	$575.7	$1,058.7	$1,132.5
Premium revenues	100.9	110.3	197.9	216.0

Total revenues	638.3	686.0	1,256.6	1,348.5

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.5, $0.5, $0.8 and $1.0, respectively)	265.4	280.0	525.0	553.7
Supplies	105.3	107.1	205.5	210.3
Medical claims expense	75.5	82.0	147.2	158.0
Purchased services	36.3	37.3	69.9	72.1
Provision for doubtful accounts	43.2	49.2	83.7	103.1
Other operating expenses	45.2	52.8	95.3	107.3
Rents and leases	9.3	9.9	18.2	20.0
Depreciation and amortization	28.3	32.7	57.2	65.2
Interest, net	31.5	32.3	61.3	64.0
Impairment loss	123.8	–	123.8	–
Other	4.3	3.4	3.5	5.4

Loss from continuing operations before income taxes	(129.8)	(0.7)	(134.0)	(10.6)
Income tax benefit	15.0	0.1	16.5	3.5

Loss from continuing operations	(114.8)	(0.6)	(117.5)	(7.1)
Income (loss) from discontinued operations, net of taxes	(3.9)	1.1	(8.9)	0.7

Net income (loss)	$(118.7)	$0.5	$(126.4)	$(6.4)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31, 2006	Six months ended December 31, 2007

	(In millions)
Operating activities:
Net loss	$(126.4)	$(6.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (income) from discontinued operations	8.9	(0.7)
Depreciation and amortization	57.2	65.2
Provision for doubtful accounts	83.7	103.1
Deferred income taxes	(17.0)	(5.7)
Amortization of loan costs	2.2	2.4
Accretion of principal on senior discount notes	8.5	9.5
Loss on disposal of assets	–	0.2
Stock compensation	0.8	1.0
Impairment loss	123.8	–
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(118.2)	(132.2)
Inventories	(2.0)	(2.1)
Prepaid expenses and other current assets	(13.5)	(2.0)
Accounts payable	(27.1)	6.0
Accrued expenses and other current liabilities	14.6	23.2
Other liabilities	10.7	5.6

Net cash provided by operating activities – continuing operations	6.2	67.1
Net cash provided by operating activities – discontinued operations	1.8	1.7

Net cash provided by operating activities	8.0	68.8

Investing activities:
Capital expenditures	(76.3)	(51.0)
Purchases of short-term investments	(60.0)	(60.0)
Sales of short-term investments	60.0	60.0
Proceeds from asset dispositions	6.7	0.2
Other	2.9	2.1

Net cash used in investing activities – continuing operations	(66.7)	(48.7)
Net cash provided by investing activities – discontinued operations	35.2	2.8

Net cash used in investing activities	(31.5)	(45.9)

Financing activities:
Payments of long-term debt and capital leases	(4.1)	(3.9)
Proceeds from joint venture partner contributions	0.1	–
Proceeds from stock option exercises	–	0.2
Payments to retire stock and stock options	(0.2)	(0.2)

Net cash used in financing activities	(4.2)	(3.9)

Net increase (decrease) in cash and cash equivalents	(27.7)	19.0
Cash and cash equivalents, beginning of period	123.6	120.1

Cash and cash equivalents, end of period	$95.9	$139.1

Net cash paid for interest	$55.1	$52.9

Net cash paid for income taxes	$0.5	$0.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
(Unaudited)

1.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of December 31, 2007, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,143 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. None of Vanguard’s common shares are publicly held, and no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $6.4 million, $10.1 million, $13.9 million and $19.5 million for the three months ended December 31, 2006 and 2007, and the six months ended December 31, 2006 and 2007, respectively.

                The unaudited condensed consolidated financial statements as of December 31, 2007 and for the three months and six months ended December 31, 2006 and 2007 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2008. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2007 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on September 19, 2007. The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2007 10-K.

                Use of Estimates

                In preparing Vanguard’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

                Vanguard adjusted its previously reported condensed consolidated statements of operations for the three months and six months ended December 31, 2006 and its condensed consolidated statement of cash flows for the six months ended December 31, 2006 to reflect the impact of the classification of the acute care operations of Phoenix Memorial Hospital (“PMH”) as discontinued operations. See Note 2 for further discussion of discontinued operations. Certain other prior year amounts have been reclassified to conform to current year presentation.

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

                The following table sets forth the components of discontinued operations for the three months and six months ended December 31, 2006 and 2007, respectively (in millions).

	Three months ended December 31,		Six months ended December 31,

	2006	2007	2006	2007

Total revenues	$16.5	$(1.2)	$77.5	$0.2

Operating expenses	21.8	(3.1)	89.8	(1.1)
Allocated interest	0.2	–	2.4	–
Loss (gain) on sale of assets	–	0.1	(1.0)	0.1
Income tax expense (benefit)	(1.6)	0.7	(4.8)	0.5

Income (loss) from discontinued operations, net of taxes	$(3.9)	$1.1	$(8.9)	$0.7

                Vanguard allocated $0.2 million and $2.4 million of interest expense to discontinued operations during the three months and six months ended December 31, 2006, respectively. The allocation was based upon the ratio of net assets to be sold to the sum of Vanguard’s total net assets and Vanguard’s outstanding debt. Income taxes were calculated using an effective tax rate of approximately 29.1%, 39.0%, 35.0% and 41.7% for the three months ended December 31, 2006 and 2007 and the six months ended December 31, 2006 and 2007, respectively.

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

                Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of December 31, 2007, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined by the 2004 Option Plan. As of December 31, 2007, 64,915 options were outstanding under the 2004 Option Plan. Vanguard recognized salaries and benefits expense related to the 2004 Option Plan of $0.5 million, $0.5 million, $0.8 million and $1.0 million during the three months ended December 31, 2006 and 2007, and the six months ended December 31, 2006 and 2007, respectively.

4.             INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2007 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2007	December 31, 2007	June 30, 2007	December 31, 2007

Amortized intangible assets:
Deferred loan costs	$ 43.8	$ 43.8	$ 11.2	$ 13.6
Contracts	31.4	31.4	8.6	10.2
Physician income and other guarantees	13.8	21.5	5.4	9.7
Other	1.3	1.3	0.3	0.4

Subtotal	90.3	98.0	25.5	33.9
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$ 93.5	$ 101.2	$ 25.5	$ 33.9

                Amortization expense for contracts during both the six months ended December 31, 2006 and 2007 was $1.6 million. Amortization of deferred loan costs of $2.2 million and $2.4 million during the six months ended December 31, 2006 and 2007, respectively, is included in net interest. Amortization of physician income and other guarantees of $0.5 million and $4.3 million during the six months ended December 31, 2006 and 2007, respectively, is included in purchased services or other operating expenses.

5.             IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

                During the second quarter of fiscal 2007, as a result of certain trends in the business climate at its Chicago hospitals including payer mix shifts, Vanguard performed an impairment test of the long-lived assets of these hospitals under SFAS 144 and SFAS 142, Goodwill and Other Intangible Assets. Based upon independent estimates of the fair value of the hospitals, Vanguard recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge during the quarter and six months ended December 31, 2006. The independent fair value estimates were developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, Vanguard reduced goodwill for its acute care services segment by $123.8 million.

                Vanguard completed its annual goodwill impairment test required by SFAS 142 during the fourth quarter of fiscal 2007 noting no impairment. However, the previously discussed Chicago market and one other reporting unit, with combined goodwill of $145.0 million as of December 31, 2007, will require continual monitoring during fiscal year 2008 due to the sensitivity of the projected operating results of these reporting units to the goodwill impairment analysis. If projected future cash flows become less favorable than those projected by management, impairments may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

6.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt at June 30, 2007 and December 31, 2007 follows (in millions).

	June 30, 2007	December 31, 2007

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	168.9	178.4
Term loans payable under credit facility	781.9	778.0
Other	2.9	–

	1,528.7	1,531.4
Less: current maturities	(8.0)	(8.0)

	$1,520.7	$1,523.4

9.0% Notes

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively the “Issuers”), completed a private placement of $575.0 million 9% Senior Subordinated Notes due 2014 (“9.0% Notes”). Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1 of each year. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

                Prior to October 1, 2009, the Discount Issuers may redeem the 11.25% Notes, in whole or in part, at a price equal to 100% of the accreted value thereof, plus accrued and unpaid interest, plus a make-whole premium. On or after October 1, 2009, the Discount Issuers may redeem all or a part of the 11.25% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 11.25% Notes. The initial redemption price for the 11.25% Notes on

October 1, 2009 is equal to 105.625% of their principal amount, plus accrued and unpaid interest. The redemption price declines each year after 2009. The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions.  The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of December 31, 2007, $778.0 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of letters of credit, was $221.5 million as of December 31, 2007.

                The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. These interest rates reflect a savings of 1.00% per annum over the interest rate options for term loan borrowings under the merger credit facilities. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum, subject to an increase of up to 0.25% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility.

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of December 31, 2007. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Six months ended

	December 31, 2006	December 31, 2007
Current:
Federal	$–	$0.6
State	0.5	1.6

Total current	0.5	2.2

Deferred:
Federal	(15.7)	(4.5)
State	(3.5)	(3.7)

	(19.2)	(8.2)
Change in valuation allowance	2.2	2.5

Total income tax benefit	$(16.5)	$(3.5)

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Six months ended

	December 31, 2006	December 31, 2007

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	2.8%	22.8%
Nondeductible impairment expense	(22.4)%	– %
Nondeductible expenses and other	(1.0)%	(3.7)%
Change in valuation allowance	(2.1)%	(21.1)%

Effective income tax rate	12.3%	33.0%

                Net non-current deferred tax assets of $52.7 million and $50.7 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2007, respectively.  Net current deferred tax assets of $8.9 million and $18.9 million are included in prepaid expenses and other current assets in the accompanying condensed consolidated balances sheets as of June 30, 2007 and December 31, 2007, respectively.

                As of December 31, 2007, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $138.0 million and $515.0 million, respectively, which expire from 2022 to 2028 and from 2008 to 2028, respectively. Approximately $3.6 million of these NOLs are subject to annual limitations for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

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

                Approximately $0.3 million of the $0.4 million of unrecognized tax benefits, if recognized, would impact the effective tax rate, while the remaining $0.1 million of unrecognized tax benefits, if recognized, would increase goodwill. The unrecognized tax benefits increased by $0.2 million during the quarter ended December 31, 2007.

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

8.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses even if the acquirer does not acquire 100% of all interests of the target. Under SFAS 141(R) the acquirer recognizes 100% of the fair values of acquired assets, including goodwill, and assumed liabilities with only limited exceptions. This methodology replaces the previous cost-allocation process set forth in SFAS No. 141 that often resulted in the measurement of assets and liabilities at values other than fair value at the acquisition date. SFAS 141(R) also requires contingent consideration to be measured at fair value at acquisition date with subsequent adjustments measured in future periods. Transactions costs are not considered part of the acquired assets and thus are expensed as incurred under SFAS 141(R). The acquisition date is deemed to be the date on which the acquisition is completed, not when the acquisition agreement is executed. Vanguard will adopt SFAS 141(R) prospectively for acquisitions completed on or after July 1, 2009. SFAS 141(R) will affect Vanguard’s future financial position, results of operations or cash flows to the extent Vanguard completes a business combination on or subsequent to July 1, 2009.

                In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amended Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish a single method of accounting for non-controlling interests in subsidiaries, or previously referred to as minority interests. SFAS 160 requires that the noncontrolling interest in a subsidiary be reported as a component of stockholder’s equity in the consolidated balance sheet. SFAS 160 also requires that consolidated net income include both the parent and noncontrolling interest’s portion of the operating results of the subsidiary with separate disclosure on the statement of operations of the amounts attributable to the parent versus the noncontrolling interest. Changes in the parent’s ownership interest that do not result in deconsolidation are treated as equity transactions under SFAS 160. Vanguard will adopt SFAS 160 prospectively on July 1, 2009 with retrospective presentation for comparative periods shown. Vanguard does not expect SFAS 160 to have a significant impact on its future financial position, results of operations or cash flows.

                In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. SFAS 159 is effective for Vanguard as of July 1, 2008 with early adoption permitted. Vanguard does not expect SFAS 159 to significantly impact its future financial position, results of operations or cash flows.

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

                The following table provides unaudited condensed financial information by business segment for the three month and six month periods ended December 31, 2006 and 2007, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended December 31, 2006				Three months ended December 31, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$537.4	$–	$537.4	$–	$575.7	$–	$575.7
Premium revenues	100.9	–	–	100.9	110.3	–	–	110.3
Inter-segment revenues	–	9.2	(9.2)	–	–	6.8	(6.8)	–

Total revenues	100.9	546.6	(9.2)	638.3	110.3	582.5	(6.8)	686.0

Salaries and benefits (excludes stock compensation)	3.7	261.2	–	264.9	3.8	275.7	–	279.5
Supplies	0.1	105.2	–	105.3	0.2	106.9	–	107.1
Medical claims expense	75.5	–	–	75.5	82.0	–	–	82.0
Provision for doubtful accounts	–	43.2	–	43.2	–	49.2	–	49.2
Other operating expenses - external	6.1	84.7	–	90.8	7.5	92.5	–	100.0
Operating expenses - inter-segment	9.2	–	(9.2)	–	6.8	–	(6.8)	–

Total operating expenses	94.6	494.3	(9.2)	579.7	100.3	524.3	(6.8)	617.8

Segment EBITDA(1)	6.3	52.3	–	58.6	10.0	58.2	–	68.2

Less:
Interest, net	1.1	30.4	–	31.5	(3.1)	35.4	–	32.3
Depreciation and amortization	(0.1)	28.4	–	28.3	1.2	31.5	–	32.7
Minority interests	–	0.7	–	0.7	–	0.8	–	0.8
Equity method loss (income)	–	(0.3)	–	(0.3)	–	0.7	–	0.7
Stock compensation	–	0.5	–	0.5	–	0.5	–	0.5
Loss on disposal of assets	–	2.6	–	2.6	–	0.1	–	0.1
Impairment loss	–	123.8	–	123.8	–	–	–	–
Monitoring fees and expenses	–	1.3	–	1.3	–	1.8	–	1.8

Income (loss) from continuing operations before income taxes	$5.3	$(135.1)	$–	$(129.8)	$11.9	$(12.6)	$–	$(0.7)

	Six months ended December 31, 2006				Six months ended December 31, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues	$–	$1,058.7	$–	$1,058.7	$–	$1,132.5	$–	$1,132.5
Premium revenues	197.9	–	–	197.9	216.0	–	–	216.0
Inter-segment revenues	–	18.3	(18.3)	–	–	15.2	(15.2)	–

Total revenues	197.9	1,077.0	(18.3)	1,256.6	216.0	1,147.7	(15.2)	1,348.5

Salaries and benefits (excludes stock compensation)	7.3	516.9	–	524.2	7.7	545.0	–	552.7
Supplies	0.1	205.4	–	205.5	0.3	210.0	–	210.3
Medical claims expense	147.2	–	–	147.2	158.0	–	–	158.0
Provision for doubtful accounts	–	83.7	–	83.7	–	103.1	–	103.1
Other operating expenses - external	11.4	172.0	–	183.4	14.9	184.5	–	199.4
Operating expenses - inter-segment	18.3	–	(18.3)	–	15.2	–	(15.2)	–

Total operating expenses	184.3	978.0	(18.3)	1,144.0	196.1	1,042.6	(15.2)	1,223.5

Segment EBITDA(1)	13.6	99.0	–	112.6	19.9	105.1	–	125.0

Less:
Interest, net	0.1	61.2	–	61.3	(3.2)	67.2	–	64.0
Depreciation and amortization	2.1	55.1	–	57.2	2.2	63.0	–	65.2
Minority interests	–	1.4	–	1.4	–	1.7	–	1.7
Equity method income	–	(0.5)	–	(0.5)	–	(0.2)	–	(0.2)
Stock compensation	–	0.8	–	0.8	–	1.0	–	1.0
Loss on disposal of assets	–	–	–	–	–	0.2	–	0.2
Impairment loss	–	123.8	–	123.8	–	–	–	–
Monitoring fees and expenses	–	2.6	–	2.6	–	3.7	–	3.7

Income (loss) from continuing operations before income taxes	$11.4	$(145.4)	$–	$(134.0)	$20.9	$(31.5)	$–	$(10.6)

Capital expenditures – continuing operations	$–	$76.3	$–	$76.3	$0.1	$50.9	$–	$51.0

Segment assets					$190.3	$2,367.3	$–	$2,557.6

____________________
(1) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, gain or loss on disposal of assets, impairment loss, monitoring fees and expenses and discontinued operations, net of taxes.  Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway including significant advanced clinical system upgrades. As of December 31, 2007, Vanguard estimated its remaining commitments to complete capital projects in process to be approximately $53.8 million.

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income from continuing operations before income taxes of $1.4 million and $2.2 million for the three months ended December 31, 2006 and 2007, respectively, and $1.9 million and $4.8 million for the six months ended December 31, 2006 and 2007, respectively.  Vanguard recorded $22.6 million and $21.3 million of charity care deductions from continuing operations during the three months ended December 31, 2006 and 2007, respectively, and $45.4 million and $38.6 million for the six months ended December 31, 2006 and 2007, respectively.

Governmental Regulation

                Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation.  Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. Vanguard is not aware of any material regulatory proceeding or investigation underway or threatened involving allegations against it of potential wrongdoing.

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

Guarantees

                Physician Guarantees

                Vanguard entered into physician relocation agreements and service agreements under which it provides minimum monthly revenues or collections guarantees or maximum expense guarantees to physicians during a specified period of time (typically 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community or to provide emergency room or specialty program coverage at Vanguard’s hospitals for a stated period of time (typically 3 to 5 years) or else return the payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation or service agreements. As of December 31, 2007, Vanguard had a net intangible asset of $11.2 million and a remaining liability of $7.6 million related to these physician guarantees. The maximum amount of Vanguard’s unpaid physician income guarantees under FSP 45-3 as of December 31, 2007 was approximately $14.8 million.

                Other Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of December 31, 2007, Vanguard maintained this performance guarantee in the form of $22.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $2.9 million.  The surety bonds expire on September 30, 2008.

Variable Interest Entities

                Vanguard is a party to one contractual agreement whereby it may be required to make monthly payments to the developer and manager of a medical office building located on one of its hospital campuses through minimum rent revenue guarantees.  Vanguard entered into this agreement to provide an incentive to the developer to fund the construction of a medical office building and manage the building upon its completion in order to make physician office space available near the hospital campus.  The contract commenced in April 2005 for a period of 12 years.  Vanguard deemed this contract a variable interest entity in which Vanguard is not the primary beneficiary. The maximum annual amount Vanguard would pay under the contract assuming zero occupancy would be approximately $1.5 million. Vanguard currently expects to make no rental shortfall payments during fiscal 2008 under this contract given current and expected future occupancy levels.

                As of June 30, 2007, Vanguard had another minimum rent guarantee arrangement with a medical office building entity. Due to the significance of Vanguard’s historical minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes. During the quarter ended September 30, 2007, the entity that owned the medical office building sold the building to a third party, which terminated Vanguard’s minimum rent guarantee obligation. Thus, Vanguard no longer included this entity in its consolidated financial statements as of December 31, 2007.

11.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2007 and December 31, 2007 and for the three months and six months ended December 31, 2006 and 2007 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$11.7	$108.4	$–	$120.1
Restricted cash	–	–	–	4.4	1.8	–	6.2
Accounts receivable, net	–	–	–	260.0	27.3	–	287.3
Inventories	–	–	–	41.8	5.0	–	46.8
Prepaid expenses and other current assets	0.1	–	–	37.8	22.4	(2.6)	57.7

Total current assets	0.1	–	–	355.7	164.9	(2.6)	518.1

Property, plant and equipment, net	–	–	–	1,112.1	74.5	–	1,186.6
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	29.2	3.4	11.1	24.3	–	68.0
Investments in consolidated subsidiaries	608.8	–	–	–	26.6	(635.4)	–
Other assets	–	–	–	69.4	0.1	–	69.5

Total assets	$608.9	$29.2	$3.4	$2,153.9	$374.0	$(638.0)	$2,531.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$132.8	$11.3	$–	$144.1
Accrued expenses and other current liabilities	–	13.4	–	123.8	87.9	(15.5)	209.6
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	21.4	–	256.4	99.4	(15.5)	361.7

Other liabilities	–	–	–	50.6	45.3	(4.3)	91.6
Long-term debt, less current maturities	–	1,348.9	168.9	2.9	–	–	1,520.7
Intercompany	51.5	(1,013.2)	(120.9)	1,368.3	51.8	(337.5)	–
Stockholders’ equity	557.4	(327.9)	(44.6)	475.7	177.5	(280.7)	557.4

Total liabilities and stockholders’ equity	$608.9	$29.2	$3.4	$2,153.9	$374.0	$(638.0)	$2,531.4

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$26.9	$112.2	$–	$139.1
Restricted cash	–	–	–	0.6	1.8	–	2.4
Accounts receivable, net	–	–	–	291.4	20.8	–	312.2
Inventories	–	–	–	43.7	5.2	–	48.9
Prepaid expenses and other current assets	0.1	–	–	54.7	15.5	(2.6)	67.7

Total current assets	0.1	–	–	417.3	155.5	(2.6)	570.3

Property, plant and equipment, net	–	–	–	1,097.5	68.1	–	1,165.6
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	26.9	3.3	14.6	22.5	–	67.3
Investments in consolidated subsidiaries	608.8	–	–	–	25.6	(634.4)	–
Other assets	–	–	–	65.1	0.1	–	65.2

Total assets	$608.9	$26.9	$3.3	$2,200.1	$355.4	$(637.0)	$2,557.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$137.6	$11.0	$–	$148.6
Accrued expenses and other current liabilities	–	13.2	–	137.4	89.9	(15.5)	225.0
Current maturities of long-term debt	–	8.0	–	–	–	–	8.0

Total current liabilities	–	21.2	–	275.0	100.9	(15.5)	381.6

Other liabilities	–	–	–	65.1	37.2	(4.3)	98.0
Long-term debt, less current maturities	–	1,345.0	178.4	–	–	–	1,523.4
Intercompany	54.3	(952.3)	(120.9)	1,339.7	25.2	(346.0)	–
Stockholders’ equity	554.6	(387.0)	(54.2)	520.3	192.1	(271.2)	554.6

Total liabilities and stockholders’ equity	$608.9	$26.9	$3.3	$2,200.1	$355.4	$(637.0)	$2,557.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$507.4	$36.9	$(6.9)	$537.4
Premium revenues	–	–	–	12.8	88.2	(0.1)	100.9

Total revenues	–	–	–	520.2	125.1	(7.0)	638.3

Salaries and benefits	0.5	–	–	245.5	19.4	–	265.4
Supplies	–	–	–	98.5	6.8	–	105.3
Medical claims expense	–	–	–	9.3	73.1	(6.9)	75.5
Purchased services	–	–	–	32.6	3.7	–	36.3
Provision for doubtful accounts	–	–	–	42.2	1.0	–	43.2
Other operating expenses	–	–	–	37.7	7.6	(0.1)	45.2
Rents and leases	–	–	–	7.7	1.6	–	9.3
Depreciation and amortization	–	–	–	24.9	3.4	–	28.3
Interest, net	–	30.2	4.4	(2.4)	(0.7)	–	31.5
Management fees	–	–	–	(2.1)	2.1	–	–
Impairment loss	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	4.3	–	–	4.3

Total costs and expenses	0.5	30.2	4.4	618.3	121.7	(7.0)	768.1

Income (loss) from continuing operations before income taxes	(0.5)	(30.2)	(4.4)	(98.1)	3.4	–	(129.8)
Income tax expense (benefit)	(15.0)	–	–	–	0.6	(0.6)	(15.0)
Equity in earnings of subsidiaries	(133.2)	–	–	–	–	133.2	–

Income (loss) from continuing operations	(118.7)	(30.2)	(4.4)	(98.1)	2.8	133.8	(114.8)
Discontinued operations, net of taxes	–	–	–	1.1	(5.0)	–	(3.9)

Net loss	$(118.7)	$(30.2)	$(4.4)	$(97.0)	$(2.2)	$133.8	$(118.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$543.6	$36.8	$(4.7)	$575.7
Premium revenues	–	–	–	13.8	96.5	–	110.3

Total revenues	–	–	–	557.4	133.3	(4.7)	686.0

Salaries and benefits	0.5	–	–	259.4	20.1	–	280.0
Supplies	–	–	–	99.9	7.2	–	107.1
Medical claims expense	–	–	–	8.9	77.8	(4.7)	82.0
Purchased services	–	–	–	34.4	2.9	–	37.3
Provision for doubtful accounts	–	–	–	47.0	2.2	–	49.2
Other operating expenses	–	–	–	45.9	6.9	–	52.8
Rents and leases	–	–	–	8.3	1.6	–	9.9
Depreciation and amortization	–	–	–	29.1	3.6	–	32.7
Interest, net	–	29.4	5.0	(3.2)	1.1	–	32.3
Management fees	–	–	–	(2.0)	2.0	–	–
Other	–	–	–	3.4	–	–	3.4

Total costs and expenses	0.5	29.4	5.0	531.1	125.4	(4.7)	686.7

Income (loss) from continuing operations before income taxes	(0.5)	(29.4)	(5.0)	26.3	7.9	–	(0.7)
Income tax expense (benefit)	(0.1)	–	–	–	0.3	(0.3)	(0.1)
Equity in earnings of subsidiaries	0.9	–	–	–	–	(0.9)	–

Income (loss) from continuing operations	0.5	(29.4)	(5.0)	26.3	7.6	(0.6)	(0.6)
Discontinued operations, net of taxes	–	–	–	2.5	(1.4)	–	1.1

Net income (loss)	$0.5	$(29.4)	$(5.0)	$28.8	$6.2	$(0.6)	$0.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2006

(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$999.1	$73.3	$(13.7)	$1,058.7
Premium revenues	–	–	–	25.4	172.7	(0.2)	197.9

Total revenues	–	–	–	1,024.5	246.0	(13.9)	1,256.6

Salaries and benefits	0.8	–	–	485.5	38.7	–	525.0
Supplies	–	–	–	191.8	13.7	–	205.5
Medical claims expense	–	–	–	18.1	142.8	(13.7)	147.2
Purchased services	–	–	–	62.4	7.5	–	69.9
Provision for doubtful accounts	–	–	–	81.5	2.2	–	83.7
Other operating expenses	0.1	–	–	80.9	14.5	(0.2)	95.3
Rents and leases	–	–	–	15.0	3.2	–	18.2
Depreciation and amortization	–	–	–	50.0	7.2	–	57.2
Interest, net	–	60.5	8.6	(7.0)	(0.8)	–	61.3
Management fees	–	–	–	(4.3)	4.3	–	–
Impairment loss	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	3.4	0.1	–	3.5

Total costs and expenses	0.9	60.5	8.6	1,097.4	237.1	(13.9)	1,390.6

Income (loss) from continuing operations before income taxes	(0.9)	(60.5)	(8.6)	(72.9)	8.9	–	(134.0)
Income tax expense (benefit)	(16.5)	–	–	–	1.1	(1.1)	(16.5)
Equity in earnings of subsidiaries	(142.0)	–	–	–	–	142.0	–

Income (loss) from continuing operations	(126.4)	(60.5)	(8.6)	(72.9)	7.8	143.1	(117.5)
Discontinued operations, net of taxes	–	–	–	(2.4)	(6.5)	–	(8.9)

Net income (loss)	$(126.4)	$(60.5)	$(8.6)	$(75.3)	$1.3	$143.1	$(126.4)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,070.4	$73.0	$(10.9)	$1,132.5
Premium revenues	–	–	–	28.2	187.9	(0.1)	216.0

Total revenues	–	–	–	1,098.6	260.9	(11.0)	1,348.5

Salaries and benefits	1.0	–	–	513.6	39.1	–	553.7
Supplies	–	–	–	196.3	14.0	–	210.3
Medical claims expense	–	–	–	18.0	150.9	(10.9)	158.0
Purchased services	–	–	–	65.9	6.2	–	72.1
Provision for doubtful accounts	–	–	–	99.2	3.9	–	103.1
Other operating expenses	0.1	–	–	93.3	14.0	(0.1)	107.3
Rents and leases	–	–	–	16.8	3.2	–	20.0
Depreciation and amortization	–	–	–	57.9	7.3	–	65.2
Interest, net	–	59.1	9.6	(4.7)	–	–	64.0
Management fees	–	–	–	(4.1)	4.1	–	–
Other	–	–	–	5.4	–	–	5.4

Total costs and expenses	1.1	59.1	9.6	1,057.6	242.7	(11.0)	1,359.1

Income (loss) from continuing operations before income taxes	(1.1)	(59.1)	(9.6)	41.0	18.2	–	(10.6)
Income tax expense (benefit)	(3.5)	–	–	–	0.7	(0.7)	(3.5)
Equity in earnings of subsidiaries	(8.8)	–	–	–	–	8.8	–

Income (loss) from continuing operations	(6.4)	(59.1)	(9.6)	41.0	17.5	9.5	(7.1)
Discontinued operations, net of taxes	–	–	–	3.6	(2.9)	–	0.7

Net income (loss)	$(6.4)	$(59.1)	$(9.6)	$44.6	$14.6	$9.5	$(6.4)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2006
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (126.4)	$ (60.5)	$ (8.6)	$ (75.3)	$ 1.3	$ 143.1	$ (126.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	3.2	5.7	–	8.9
Depreciation and amortization	–	–	–	50.0	7.2	–	57.2
Provision for doubtful accounts	–	–	–	81.5	2.2	–	83.7
Deferred income taxes	(17.0)	–	–	–	–	–	(17.0)
Amortization of loan costs	–	2.1	0.1	–	–	–	2.2
Accretion of principal on senior discount notes	–	–	8.5	–	–	–	8.5
Loss (gain) on disposal of assets	–	–	–	(2.6)	2.6	–	–
Stock compensation	0.8	–	–	–	–	–	0.8
Impairment expense	–	–	–	120.1	3.7	–	123.8
Changes in operating assets and liabilities, net of effects of dispositions:
Equity in earnings of subsidiaries	142.0	–	–	–	–	(142.0)	–
Accounts receivable	–	–	–	(120.2)	2.0	–	(118.2)
Inventories	–	–	–	(2.7)	0.7	–	(2.0)
Prepaid expenses and other current assets	1.9	–	–	(18.8)	3.4	–	(13.5)
Accounts payable	–	–	–	(25.2)	(1.9)	–	(27.1)
Accrued expenses and other liabilities	(0.8)	0.3	–	27.3	(0.4)	(1.1)	25.3
Net cash provided by (used in) operating activities – continuing operations	0.5	(58.1)	–	37.3	26.5	–	6.2
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	4.6	(2.8)	–	1.8
Net cash provided by (used in) operating activities	0.5	(58.1)	–	41.9	23.7	–	8.0
Investing activities:						–
Capital expenditures	–	–	–	(73.1)	(3.2)	–	(76.3)
Proceeds from short-term investments	–	–	–	–	(60.0)	–	(60.0)
Sales of short-term investments	–	–	–	–	60.0	–	60.0
Other	–	–	–	9.6	–	–	9.6
Net cash used in investing activities – continuing operations	–	–	–	(63.5)	(3.2)	–	(66.7)
Net cash provided by (used in) investing activities – discontinued operations	–	–	–	36.1	(0.9)	–	35.2
Net cash used in investing activities	–	–	–	(27.4)	(4.1)	–	(31.5)
Financing activities:
Payments of long-term debt and capital leases	–	(4.0)	–	–	(0.1)	–	(4.1)
Proceeds from joint venture partner contributions	–	–	–	–	0.1	–	0.1
Payments to repurchase equity incentive units	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	(0.5)	62.1	–	(42.0)	(19.6)	–	–
Net cash provided by (used in) financing activities	(0.5)	58.1	–	(42.2)	(19.6)	–	(4.2)
Net decrease in cash and cash equivalents	–	–	–	(27.7)	–	–	(27.7)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 10.8	$ 85.1	$ –	$ 95.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (6.4)	$ (59.1)	$ (9.6)	$ 44.6	$ 14.6	$ 9.5	$ (6.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	(3.6)	2.9	–	(0.7)
Depreciation and amortization	–	–	–	57.9	7.3	–	65.2
Provision for doubtful accounts	–	–	–	99.2	3.9	–	103.1
Deferred income taxes	(5.7)	–	–	–	–	–	(5.7)
Amortization of loan costs	–	2.3	0.1	–	–	–	2.4
Accretion of principal on senior discount notes	–	–	9.5	–	–	–	9.5
Loss (gain) on disposal of assets	–	–	–	1.1	(0.9)	–	0.2
Stock compensation	1.0	–	–	–	–	–	1.0
Changes in operating assets and liabilities, net of effects of dispositions:
Equity in earnings of subsidiaries	8.8	–	–	–	–	(8.8)	–
Accounts receivable	–	–	–	(131.0)	(1.2)	–	(132.2)
Inventories	–	–	–	(1.9)	(0.2)	–	(2.1)
Prepaid expenses and other current assets	0.1	–	–	(8.4)	6.3	–	(2.0)
Accounts payable	–	–	–	5.3	0.7	–	6.0
Accrued expenses and other liabilities	2.2	0.2	–	28.9	(1.8)	(0.7)	28.8
Net cash provided by (used in) operating activities – continuing operations	–	(56.6)	–	92.1	31.6	–	67.1
Net cash provided by operating activities – discontinued operations	–	–	–	1.6	0.1	–	1.7
Net cash provided by (used in) operating activities	–	(56.6)	–	93.7	31.7	–	68.8
Investing activities:						–
Capital expenditures	–	–	–	(48.6)	(2.4)	–	(51.0)
Proceeds from short-term investments	–	–	–	–	(60.0)	–	(60.0)
Sales of short-term investments	–	–	–	–	60.0	–	60.0
Other	–	–	–	1.3	1.0	–	2.3
Net cash used in investing activities – continuing operations	–	–	–	(47.3)	(1.4)	–	(48.7)
Net cash provided by investing activities – discontinued operations	–	–	–	2.8	–	–	2.8
Net cash used in investing activities	–	–	–	(44.5)	(1.4)	–	(45.9)
Financing activities:
Payments of long-term debt and capital leases	–	(3.9)	–	–	–	–	(3.9)
Payments to retire stock and stock options	–	–	–	(0.2)	–	–	(0.2)
Proceeds from stock options exercises	–	–	–	0.2	–	–	0.2
Cash provided by (used in) intercompany activity	–	60.5	–	(34.0)	(26.5)	–	–
Net cash provided by (used in) financing activities	–	56.6	–	(34.0)	(26.5)	–	(3.9)
Net increase in cash and cash equivalents	–	–	–	15.2	3.8	–	19.0
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 26.9	$ 112.2	$ –	$ 139.1

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

                •  Volatility of materials and labor costs for potential construction projects that may be necessary for future growth

                Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1A. Business - Risk Factors” contained in our Annual Report on Form 10-K (“10-K”) for the fiscal year ended June 30, 2007. You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.   In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Executive Overview

                As of December 31, 2007, we owned and operated 15 hospitals with a total of 4,143 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. On October 1, 2006, we sold our three California hospitals with combined 491 licensed beds to subsidiaries of Prime Healthcare, Inc. for net proceeds of $40.0 million. The operating results of the California hospitals and medical office buildings are classified as discontinued operations in our condensed consolidated statements of operations for all periods presented. In June 2007, we ceased providing acute care services at Phoenix Memorial Hospital (“PMH”) and began leasing certain floors of the building to various third party healthcare providers. As a result, the acute care operating results of PMH are also classified as discontinued operations in our condensed consolidated statements of operations for all periods presented.

                As of December 31, 2007, we also owned three health plans as set forth in the following table.

Health Plan	Location	December 31, 2007 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	101,500
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,400
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	42,900

		147,800

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

Operating Environment

                We believe that the operating environment for hospital operators is currently undergoing a significant change that presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must adapt our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require continued focus on quality of care initiatives.  As consumers become more involved in their healthcare decisions, perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care.  The following paragraphs discuss some of the new challenges that we currently face and that we expect to become more prominent during the foreseeable future.

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

                While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. For example, on April 13, 2007, CMS proposed reforms in the hospital inpatient prospective payment system that would implement a provision of the Deficit ReductionAct of 2005 (“DRA”) that takes the first steps towardpreventing Medicare from giving hospitals higher payment for theadditional costs of treating a patient that acquires a medical condition(including an infection) during a hospital stay. The DRA required CMS to select at least two conditions that are (1) high cost, high volume or both; (2) assigned to a higher rate of reimbursement when present as a secondary diagnosis; and (3) are reasonablypreventable through application of evidence-based guidelines. These rules were adopted in August 2007. Under the rules, beginning in federal fiscal year 2009 (which commences October 1, 2008) cases with these conditions would not be paid at a higher reimbursement rate unless they were present on admission. The rules identify eight conditions, including three serious preventable events (sometimes called “never events”) that meet the statutory criteria. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.

                Physician Integration

                Our ability to attract skilled physicians to our hospitals is critical to our success. We have significant physician recruitment goals in place with primary emphasis on family practice and internal medicine, hospitalists, obstetrics and gynecology, cardiology, neurology and orthopedics. Similar to previous strategies, physician employment and relocation incentives remain important. However, the perceived quality of care at our hospitals will become even more important to physicians. Similar to hospital reimbursement, payers are developing plans to transform physician reimbursement to a pay for performance basis. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.

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

                Nursing Salary Pressures

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

                We expect to increase our current level of trained nursing professionals by expanding our comprehensive nurse recruiting and retention program. This program includes the following key components, among others:

•	Nursing school in San Antonio
•	Foreign nurse recruiting initiatives
•	Tuition reimbursement and internal training to promote career advancement opportunities, including specialization qualification
•	Extern programs and campus events to network with students
•	Preceptor and other mentoring programs
•	Expansion of orientation programs and employee involvement initiatives
•	Performance leadership training for managers and directors
•	Flexible work hours for nurses
•	Employee safety initiatives
•	Competitive pay and benefits and nursing recognition programs

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different programs with its greatest enrollment in the professional nursing program. The SHP trains approximately 400 students each year, the majority of which have historically chosen permanent employment with us. SHP experienced a slight enrollment growth in fall 2007 compared to fall 2006. Plans are underway to transition SHP’s current diploma program to a degree granting program that we expect will be more attractive to potential students. Students are provided with company-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time. Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be materially adversely impacted.

                Competition for Outpatient Services

                With advances in medical technologies and pharmaceuticals, many services once provided in an inpatient setting are now available in an outpatient setting. The redirection of services to outpatient settings is also influenced by pressures from payers to reduce costs and by patients who seek convenience. Our hospitals and many other acute hospitals have struggled to retain or increase outpatient business resulting from this inpatient to outpatient shift. Competition for outpatient services has increased significantly with the proliferation of surgery centers, outpatient imaging centers and outpatient laboratories that are often viewed as more convenient to physicians and patients. While we remain at risk for further migration of our outpatient services to other facilities, we expect to mitigate these risks with our quality of care initiatives, physician integration strategies and capital projects to improve the design of and access to outpatient service areas in our hospitals.

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

•	Monthly review of the 27 quality indicators prescribed by CMS for federal fiscal year 2008
•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care
•	Hourly nursing rounds in place at most of our hospitals
•	Engagement of an external group to conduct unannounced mock JCAHO surveys
•	Alignment of hospital management incentive compensation with quality performance indicators
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement
•	Common information system in place at all hospitals to report quality indicators
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

                Sources of Revenues

                The primary sources of our revenues include various managed care payers including managed Medicare and Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and the patients themselves. We are typically paid much less than our gross charges regardless of the payer source. Revenues from governmental programs are based upon complex reimbursement methodologies that require us to extensively monitor compliance with regulations including billing, coding and cost reimbursement items. These regulations change frequently and require us to adjust our processes, procedures and information systems in order to ensure that we bill these programs correctly and record related revenues appropriately. Revenues from managed care programs are typically based on contractually-stated rates or discounts we have negotiated with the various managed care plans. The contracts often contain exclusions, carve-outs, performance criteria and other guidelines that also require our constant focus and attention. Private patients who are members of managed care plans are not required to pay us for their healthcare services other than the coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. A more detailed description of these revenue sources is set forth in Part I, Item I, “Business”, “Reimbursement” of our June 30, 2007 10-K. The following table sets forth the percentages of net patient revenues by payer for the quarters and six months ended December 31, 2006 and 2007.

	Quarter ended December 31,		Six months ended December 31,

	2006	2007	2006	2007

Medicare	26.7%	26.6%	26.0%	25.9%
Medicaid	8.6%	8.0%	8.8%	8.3%
Managed Medicare	11.4%	13.9%	12.9%	13.6%
Managed Medicaid	7.2%	7.1%	7.2%	7.5%
Managed care	32.7%	35.1%	31.5%	34.5%
Self pay	9.4%	8.2%	9.4%	9.0%
Other	4.0%	1.1%	4.2%	1.2%

Total	100.0%	100.0%	100.0%	100.0%

                Volumes by Payer

                During the quarter and six months ended December 31, 2007, we experienced a 0.4% and 0.8% increase in discharges from continuing operations and a 1.5% and 1.3% increase in hospital adjusted discharges from continuing operations compared to the prior year periods, respectively. The following table provides details of discharges from continuing operations by payer for the quarters and six months ended December 31, 2006 and 2007.

	Quarter ended December 31,				Six months ended December 31,

	2006		2007		2006		2007

Medicare	11,545	27.8%	11,388	27.3%	22,631	27.4%	22,541	27.0%
Medicaid	5,655	13.6%	5,029	12.1%	11,451	13.8%	10,319	12.4%
Managed Medicare	5,504	13.3%	6,239	14.9%	11,058	13.4%	12,247	14.7%
Managed Medicaid	5,057	12.2%	5,092	12.2%	9,691	11.7%	10,207	12.3%
Managed care	11,865	28.6%	12,357	29.7%	24,120	29.2%	24,779	29.7%
Self pay	1,530	3.7%	1,419	3.4%	3,006	3.6%	2,885	3.5%
Other	331	0.8%	144	0.4%	723	0.9%	355	0.4%

Total	41,487	100.0%	41,668	100.0%	82,680	100.0%	83,333	100.0%

                We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. Additionally, decreases in certain subacute services as a result of regulatory changes and reduced demand for elective procedures as a result of changes in patient insurance coverage continue to weaken inpatient and outpatient volumes. We expect our volumes to improve more significantly over the long-term as a result of our quality of care and service expansion initiatives and other market-specific strategies.

                While self-pay discharges as a percentage of total discharges are basically flat during the six months ended December 31, 2007 compared to the prior year period, traditional Medicare volumes have shifted to managed Medicare volumes during the current year period. These shifts have resulted in increased bad debts and increased exposure to collection risks for patient co-insurance and deductible amounts, which are subject to cost reimbursement under the traditional Medicare program but not under managed Medicare plans.

                Payer Reimbursement Trends

                In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenues per adjusted hospital discharge from continuing operations increased 4.7% from $7,725 during the quarter ended December 31, 2006 to $8,088 during the quarter ended December 31, 2007 and increased 5.1% from $7,581 during the six months ended December 31, 2006 to $7,969 during the six months ended December 31, 2007.  These increases reflect improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult.

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

                During our fiscal 2007 we began receiving payments under the Bexar County, Texas upper payment limit (“UPL”) Medicaid program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. Since the beginning of our participation with this Texas UPL program, we have recognized $24.2 million of revenues and $12.0 million of income from continuing operations before income taxes directly related to the program. CMS began reviewing the operations of this private hospital UPL program after the state of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid UPL payment programs, and it is our understanding that all private hospital UPL programs in Texas are now under CMS review. In October 2007, the state of Texas halted all funding of the private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments. We believe the state will continue to withhold payments until CMS completes its review and sets forth any concerns. While CMS has only indicated to us that it might require some changes in the program documentation, there can be no assurance at this time whether the final results of the CMS review will be limited to merely changes in our program documentation. While the current suspension and the possible termination of future benefits of our UPL program are not material to our financial statements, should the federal, state or county governments require recoupment of the previous matching funds paid to us, our results of operations and cash flows could be materially adversely impacted.

                Premium Revenues

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of December 31, 2007, approximately 3,400 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership increased to approximately 101,500 at December 31, 2007 compared to approximately 95,700 at December 31, 2006. Premium revenues from these three plans increased by $9.4 million or 9.3% during the quarter ended December 31, 2007 compared to the prior year quarter and increased $18.1 million or 9.1% during the six months ended December 31, 2007 compared to the prior year period. These increases resulted primarily from the increased number of enrollees period over period. PHP also experienced period over period increased per member per month reimbursement as a result of a rate increase that went into effect on October 1, 2007. In September 2007, the Arizona Health Care Cost Containment System (“AHCCCS”) exercised its final one-year renewal option under its contract with PHP that commenced on October 1, 2003, which extends the current contract through September 30, 2008. The Centers for Medicare and Medicaid Services (“CMS”) renewed its contract with AAHP for a one-year period effective January 1, 2008.  Should the PHP contract terminate, our future operating results and cash flows would be materially reduced.

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

December 31, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.5%	0.7%	0.5%	16.7%
Medicaid	8.3%	2.1%	0.9%	11.3%
Managed Care(2)	38.4%	3.9%	2.7%	45.0%
Self Pay(1)	10.6%	10.3%	1.9%	22.8%
Other	2.6%	1.0%	0.6%	4.2%

Total	75.4%	18.0%	6.6%	100.0%

June 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.0%	0.6%	0.6%	16.2%
Medicaid	7.5%	2.0%	1.0%	10.5%
Managed Care(2)	38.0%	4.0%	2.9%	44.9%
Self Pay(1)	12.0%	10.8%	2.8%	25.6%
Other	1.8%	0.6%	0.4%	2.8%

Total	74.3%	18.0%	7.7%	100.0%

December 31, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	14.7%	0.7%	0.6%	16.0%
Medicaid	6.7%	1.6%	1.1%	9.4%
Managed Care(2)	41.4%	4.3%	3.1%	48.8%
Self Pay(1)	10.7%	10.2%	2.6%	23.5%
Other	1.5%	0.5%	0.3%	2.3%

Total	75.0%	17.3%	7.7%	100.0%

                ____________________
(1)           Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer. If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category.

(2)           Includes receivables from managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

                Our combined allowance for doubtful accounts and allowance for charity care on a consolidated basis covered 91.4% and 94.3% of self-pay accounts receivable as of June 30, 2007 and December 31, 2007, respectively. Our combined allowance for doubtful accounts and allowance for charity care from continuing operations covered 87.5% and 90.6% of self-pay accounts receivable from continuing operations as of June 30, 2007 and December 31, 2007, respectively.

                The increase in self-pay accounts receivable has led to increased write-offs and older accounts receivable outstanding, resulting in the need for an increased allowance for doubtful accounts and charity care. The increase in self-pay accounts receivable results from a combination of factors including price increases, increased patient volumes, higher levels of patient deductibles and co-insurance under managed care programs and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. Our upfront cash collections from continuing operations increased 10.4% during the six months ended December 31, 2007 compared to the prior year period.  However, we believe bad debts will remain sensitive to changes in payer mix, pricing and general economic conditions for the hospital industry during the foreseeable future.

                Expansion of Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We deducted $22.6 million, $21.3 million, $45.4 million and $38.6 million of charity care from total revenues during the quarters ended December 31, 2006 and 2007 and the six months ended December 31, 2006 and 2007, respectively. Healthcare services provided to undocumented aliens that qualify for border funding reimbursement, net of payments received, represented $3.6 million, $7.1 million, $9.4 million and $11.9 million of the charity care deductions during the quarters ended December 31, 2006 and 2007 and six months ended December 31, 2006 and 2007, respectively.

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

                Increased Cost of Compliance in a Heavily Regulated Industry

                We conduct business in a heavily regulated industry. Accordingly, we maintain a comprehensive, company-wide compliance program to address healthcare regulatory and other compliance requirements. This compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees, annual fraud and abuse audits and annual coding audits. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. We have regional compliance officers in our markets that are 100% dedicated to compliance duties. The financial resources necessary for program oversight, enforcement and periodic improvements to our program continue to grow, especially when we add new features to our program or engage external resources to assist with these highly complex matters.

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

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of receivables is critical to our operating performance and cash flows. The allowance for doubtful accounts was approximately 28.3% and 27.4% of accounts receivable, net of contractual discounts, as of June 30, 2007 and December 31, 2007, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.

                Effective July 1, 2007, we began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus 85% of uninsured accounts less than 365 days old plus 40% of self pay after insurance/Medicare less than 365 days old. Our previous policy reserved all accounts greater than 180 days plus a market-specific percentage of uninsured and self pay after insurance/Medicare balances. The change in policy negatively impacted our provision for doubtful accounts during the six months ended December 31, 2007. However, we believe our new policy will adjust more quickly to payer mix shifts over time. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by monitoring cash collections and self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our results of operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state. We have historically been successful in qualifying approximately 50% of submitted accounts for Medicaid coverage. As of December 31, 2007, we had approximately $11.7 million of Medicaid pending accounts receivable from continuing operations ($3.8 million of which was stated at gross charges with a manual contractual allowance and $7.9 million of which was stated net of contractual discounts). In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction

(similar to a self-pay discount), and the remaining net account balance is reclassified to self-pay status and subjected to our allowance for doubtful accounts policy. During the six months ended December 31, 2006 and 2007, approximately $6.4 million and $8.2 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to self-pay status, respectively. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction. During the six months ended December 31, 2006 and 2007, we recorded approximately $2.8 million and $2.7 million of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

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

                Approximately $0.3 million of the $0.4 million of unrecognized tax benefits, if recognized, would impact the effective tax rate, while the remaining $0.1 million of unrecognized tax benefits, if recognized, would increase goodwill. The unrecognized tax benefits increased by $0.2 million during the quarter ended December 31, 2007.

Selected Operating Statistics

The following table sets forth certain unaudited operating statistics from continuing operations for each of the periods presented.

	Quarter ended December 31,		Six months ended December 31,

	2006	2007	2006	2007

Number of hospitals at end of period	15	15	15	15
Number of licensed beds at end of period	4,130	4,143	4,130	4,143
Discharges (a)	41,487	41,668	82,680	83,333
Adjusted discharges - hospitals (a)	65,759	66,756	131,820	133,599
Net revenue per adjusted discharge - hospitals (a)	$7,725	$8,088	$7,581	$7,969
Patient days (a)	178,912	179,803	354,218	358,345
Adjusted patient days - hospitals (a)	283,585	288,060	564,745	574,495
Average length of stay (days) (a)	4.31	4.32	4.28	4.30
Outpatient surgeries (a)	18,698	18,085	37,946	36,214
Emergency room visits (a)	141,959	145,478	281,719	290,221
Occupancy rate (a)	47.1%	47.2%	47.4%	47.0%
Average daily census (a)	1,945.0	1,954.0	1,925.0	1,948.0
Member lives (a)	145,200	147,800	145,200	147,800
Medical claims percentage (a)	74.8%	74.3%	74.4%	73.1%

____________________
(a)

The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2007 10-K.

Results of Operations

                The following tables present summaries of our unaudited operating results for the quarters and six months ended December 31, 2006 and 2007.

	Quarter ended December 31,

	2006		2007

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$537.4	84.2%	$575.7	83.9%
Premium revenues	100.9	15.8%	110.3	16.1%

Total revenues	638.3	100.0%	686.0	100.0%

Salaries and benefits (includes stock compensation of $0.5 for each period)	265.4	41.6%	280.0	40.8%
Supplies	105.3	16.5%	107.1	15.6%
Medical claims expense	75.5	11.8%	82.0	11.9%
Provision for doubtful accounts	43.2	6.8%	49.2	7.2%
Other operating expenses	90.8	14.2%	100.0	14.6%
Depreciation and amortization	28.3	4.4%	32.7	4.8%
Interest, net	31.5	4.9%	32.3	4.7%
Impairment loss	123.8	19.4%	–	0.0%
Minority interests and other expenses	4.3	0.7%	3.4	0.5%

Loss from continuing operations before income taxes	(129.8)	(20.3)%	(0.7)	(0.1)%
Income tax benefit	15.0	2.3%	0.1	0.0%

Loss from continuing operations	(114.8)	(18.0)%	(0.6)	(0.1)%
Income (loss) from discontinued operations, net of taxes	(3.9)	(0.6)%	1.1	0.2%

Net income (loss)	$(118.7)	(18.6)%	$0.5	0.1%

	Six months ended December 31,

	2006		2007

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,058.7	84.3%	$1,132.5	84.0%
Premium revenues	197.9	15.7%	216.0	16.0%

Total revenues	1,256.6	100.0%	1,348.5	100.0%

Salaries and benefits (includes stock compensation of $0.8 and $1.0, respectively)	525.0	41.8%	553.7	41.1%
Supplies	205.5	16.3%	210.3	15.6%
Medical claims expense	147.2	11.7%	158.0	11.7%
Provision for doubtful accounts	83.7	6.7%	103.1	7.6%
Other operating expenses	183.4	14.6%	199.4	14.8%
Depreciation and amortization	57.2	4.6%	65.2	4.8%
Interest, net	61.3	4.9%	64.0	4.8%
Impairment loss	123.8	9.8%	–	0.0%
Minority interests and other expenses	3.5	0.3%	5.4	0.4%

Loss from continuing operations before income taxes	(134.0)	(10.7)%	(10.6)	(0.8)%
Income tax benefit	16.5	1.3%	3.5	0.3%

Loss from continuing operations	(117.5)	(9.4)%	(7.1)	(0.5)%
Income (loss) from discontinued operations, net of taxes	(8.9)	(0.7)%	0.7	0.1%

Net loss	$(126.4)	(10.1)%	$(6.4)	(0.4)%

Quarter ended December 31, 2007 compared to Quarter ended December 31, 2006

           Revenues.  Total revenues increased $47.7 million during the quarter ended December 31, 2007 compared to the prior year quarter primarily due to improved reimbursement for services provided.  Net revenue per adjusted hospital discharge from continuing operations increased 4.7% quarter over quarter. Our service expansion initiatives and managed care contracting strategies played key roles in our payment increases. Hospital adjusted discharges and emergency room visits from continuing operations increased 1.5% and 2.5%, respectively, quarter over quarter. Outpatient surgeries from continuing operations decreased 3.3% quarter over quarter primarily due to the elimination of certain unprofitable service lines and intense competition from outpatient surgery centers near our hospitals. We continue to experience minimal growth in inpatient services at our hospitals. We attribute this soft demand to multiple factors including patient wellness, greater competition from other hospitals in recruiting and retaining quality physicians and reduced elective procedures resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits, among others. The average population growth in the markets we serve remains generally high and has offset some of the market and industry challenges previously mentioned. As these populations increase and grow older, we believe that our quality initiatives will improve our competitive position in those markets. We expect revenue growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased 9.3% during the current year quarter as a result of higher enrollment at PHP quarter over quarter.  Average enrollment at PHP was 101,500 during the quarter ended December 31, 2007, an increase of 6.4% compared to the prior year quarter. Per member per month reimbursement for PHP also increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2007. Enrollment in our other two health plans remained relatively stable quarter over quarter.

                We continue to implement our quality of care initiatives and streamline our processes from admission to discharge to provide our patients effective health care solutions in an efficient manner. Part of this process includes identifying the optimal service line mix that both meets the needs of our patients and improves our operating results. The success of these objectives depends on our ability to retain quality nurses, recruit and retain physicians who share our commitment to quality, strengthen the primary care infrastructure for our hospitals and complete capital improvements projects including advanced clinical systems in a timely manner.

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $686.7 million or 100.1% of total revenues during the current year quarter, compared to 120.3% during the prior year quarter.  The $123.8 impairment charge during the quarter ended December 31, 2006 represented the majority of the quarter over quarter decrease in costs and expenses. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 40.8% during the current year quarter from 41.6% during the prior year quarter. The primary reason for this decrease was due to the $9.4 million increase in premium revenues during the current year quarter that did not result in a significant increase in salaries and benefits costs. Absent the quarter over quarter increase in premium revenues, salaries and benefits as a percentage of total revenues would have decreased to 41.4% during the current year quarter compared to 41.6% in the prior year quarter. We continued our focus on staff management and quality of care initiatives and successfully decreased contract labor utilization as a percentage of patient service revenues quarter over quarter.

The national nursing shortage continues to hinder our ability to fully manage salaries and benefits. Adjusting staff levels during periods of weakened demand for healthcare services is made more difficult by constrained nursing resources that limit our ability to re-adjust staffing levels when demand recovers. We expect the nursing shortage to continue during the foreseeable future but intend to mitigate the impact of the shortage by continuing to improve our comprehensive nurse recruiting and retention program. We also expect that salaries and benefits may increase in the future as a result of our need to employ more physicians at our hospitals. Maintaining a stable workforce and access to quality physicians is vital to our quality initiatives and places even more importance on increasing revenues in order to realize a lower percentage of salaries and benefits to total revenues.

•

Supplies.  Supplies as a percentage of total revenues decreased to 15.6% during the current year quarter compared to 16.5% during the prior year quarter. We attribute this improvement to our corporate focus on supply chain strategies including charge master and formulary refinements, better utilization of our group purchasing organization and standardization of commodities and supplies reprocessing. Because our growth strategies include expansion of high acuity services, our ability to further reduce this ratio in future periods may be limited.

•

Medical claims.  Medical claims expense as a percentage of premium revenues decreased to 74.3% during the current year quarter compared to 74.8% during the prior year quarter primarily as a result of decreased medical claims expense at AAHP. AAHP began operations on January 1, 2006. During the prior year quarter, we had limited historical data upon which to rely for estimating medical claims for AAHP. As further information has since become available, we have refined our AAHP medical claims expense estimates to better reflect actual utilization. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $6.8 million, or 7.7% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues increased to 8.5% during the current year quarter from 8.0% during the prior year quarter. While both self-pay revenues as a percentage of net patient revenues and total self-pay volumes decreased quarter over quarter, our quarterly hindsight analysis and other metrics we review indicated an increase in quarter over quarter provision for doubtful accounts as a percentage of patient service revenues. The adjustment to our allowance for doubtful accounts policy effective July 1, 2007 has resulted in quicker recognition of uncollectible accounts associated with uninsured or underinsured patients. Also, patient co-insurance and deductible portions of managed care insurance plans have increased due to managed care plans’ efforts to shift a greater burden of healthcare costs to consumers. These patient balances remain difficult to collect often due to economic factors that are out of our control.

During the quarters ended December 31, 2006 and 2007, we recorded $22.6 million and $21.3 million of charity care revenue deductions from continuing operations, respectively. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues was 12.2% for both the current year and prior year quarters. Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income taxes.  Our effective tax rate was approximately 11.6% during the prior year quarter. The tax benefit for the current year quarter was not significant.  The low effective tax rate during the prior year quarter was primarily due to the majority of the impairment charge recognized during the prior year quarter being nondeductible for tax purposes.

                Net income.  The $119.2 million quarter over quarter increase in net income resulted primarily from the $123.8 million ($110.5 million, net of tax benefit) impairment charge recognized during the prior year quarter and the improvement in operations during the current year quarter described above.

Six months ended December 31, 2007 compared to six months ended December 31, 2006

                Revenues. Total revenues increased $91.9 million or 7.3% during the six months ended December 31, 2007 compared to the prior year period primarily due to a 5.1% period over period increase in net revenue per adjusted hospital discharge from continuing operations and an $18.1 million period over period increase in premium revenues. Our service expansion initiatives and managed care contracting strategies played key roles in our payment increases. Hospital adjusted discharges from continuing operations increased 1.3% period over period, while emergency room visits from continuing operations increased 3.0% period over period. Outpatient surgeries from continuing operations decreased 4.6% period over period. Outpatient surgeries were adversely impacted by the opening of a physician-owned surgery center on the campus of one of our San Antonio hospitals in October 2006, general increased competition for outpatient services in our other markets and the elimination of certain unprofitable service lines during the current year period.

                Premium revenues increased 9.1% during the six months ended December 31, 2007 compared to the prior year period. Average enrollment at PHP increased 5.6% during the six months ended December 31, 2007 compared to the prior year period. Per member per month reimbursement for PHP also increased period over period as a result of an AHCCCS rate increase effective October 1, 2007.

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $1,359.1 million or 100.8% of total revenues during the six months ended December 31, 2007 compared to 110.7% during the prior year period. The $123.8 million impairment charge during the six months ended December 31, 2006 represented the majority of the period over period decrease in costs and expenses. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.1% during the six months ended December 31, 2007 from 41.8% during the prior year period. Excluding the $18.1 million period over period increase in premium revenues that did not result in a significant increase in salaries and benefits costs, salaries and benefits as a percentage of total revenues would have been 41.6% during the current year period. Contract labor expense as a percentage of patient service revenues decreased period over period as a result of our staff management and quality of care initiatives. While we continue to make progress in reducing contract labor, the national nursing shortage continues to hinder our ability to fully manage salaries and benefits.

•

Supplies.  Supplies as a percentage of total revenues decreased from 16.3% during the six months ended December 31, 2006 to 15.6% during the six months ended December 31, 2007. The improvement in this ratio is primarily attributable to the implementation of our previously discussed corporate supply chain initiatives. Because most of our growth strategies include expansion of high acuity services, our ability to further reduce this ratio in future periods may be limited.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues decreased to 73.1% during the six months ended December 31, 2007 compared to 74.4% during the prior year period primarily as a result of decreased medical claims expense at AAHP. AAHP began operations on January 1, 2006. During the prior year period, we had limited historical data upon which to rely for estimating medical claims for AAHP. As further information has since become available, we have refined our AAHP medical claims expense estimates to better reflect actual utilization. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $15.2 million, or 8.8% of gross health plan medical claims expense, were eliminated in consolidation during the six months ended December 31, 2007.

•

Provision for Doubtful Accounts.  During the six months ended December 31, 2007, the provision for doubtful accounts as a percentage of patient service revenues increased to 9.1% from 7.9% during the prior year period. We adjusted our allowance for doubtful accounts policy effective July 1, 2007 to more quickly recognize uncollectible accounts associated with uninsured or underinsured patients. The period over period increase was primarily attributable to this policy change and information obtained from our quarterly hindsight analysis and other metrics we reviewed. Also, patient co-insurance and deductible portions of managed care insurance plans have increased due to managed care plans’ efforts to shift a greater burden of healthcare costs to consumers. These patient balances remain difficult to collect often due to economic factors that are out of our control.

During the six months ended December 31, 2006 and 2007, we recorded $45.4 million and $38.6 million of charity care revenue deductions from continuing operations, respectively. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.5% during the current year period compared to 12.2% during the prior year period.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income Taxes.  The effective tax rate increased from approximately 12.3% during the six months ended December 31, 2006 to approximately 33.0% during the six months ended December 31, 2007. The significant increase was primarily due to the majority of the impairment charge recognized during the prior year period being nondeductible for tax purposes.

                Net Income.  The $120.0 million period over period decrease in net loss resulted primarily from the $123.8 million ($110.5 million, net of tax benefit) impairment charge recognized during the prior year period and the improvement in operations during the current year period described above.

Liquidity and Capital Resources

                Operating Activities.  At December 31, 2007, we had working capital of $188.7 million, including cash and cash equivalents of $139.1 million.  Working capital at June 30, 2007 was $156.4 million. Cash provided by operating activities increased $60.8 million during the six months ended December 31, 2007 compared to the prior year period.  The increase in operating cash flows was primarily due to improved operating results and a decrease in payments of accounts payable and other liabilities during the current year period compared to the prior year period.

                Investing Activities.  Cash used in investing activities increased from $31.5 million during the six months ended December 31, 2006 to $45.9 million during the six months ended December 31, 2007, primarily as a result of the proceeds from the sale of the California hospitals that reduced cash used in investing activities during the prior year period. Capital expenditures decreased $25.3 million period over period due to expenditures made during the prior year period for certain of our expansion projects in Phoenix and San Antonio that have now been completed and fully paid.

                We anticipate spending a total of $140.0 million to $160.0 million in capital expenditures during fiscal 2008 including the $51.0 million spent through December 31, 2007. Our fiscal 2008 estimate includes approximately $29.3 million of information technology upgrades to support our quality initiatives at our facilities. We expect to fund our capital expenditures with cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash flows from financing activities was flat quarter over quarter. As of December 31, 2007, we had outstanding $1,531.4 million in aggregate indebtedness, with an additional $221.5 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $28.5 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

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

                We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum.  We also pay customary letter of credit fees under this facility.

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

                As of December 31, 2007, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.56x
Total leverage ratio limit	5.75x	4.54x
Senior leverage ratio limit	3.75x	2.29x

                The senior credit facilities and the indentures governing the 9.0% Notes and the 11.25% Notes (collectively, the “Notes”) limit our ability to:

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

                We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we might have to draw upon amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, should our operating results and borrowing capacities not sufficiently support these capital projects or acquisition opportunities, our growth and quality strategies may not be fully realized. Our future operating performance, ability to service or refinance our new debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Guarantees and Off Balance Sheet Arrangements

                We are a party to a rent shortfall agreement with a certain unconsolidated entity and other guarantee arrangements, including physician income guarantees and parent-subsidiary guarantees, in the ordinary course of business. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of December 31, 2007.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$114.7	$252.1	$946.3	$967.4	$2,280.5
Operating leases (2)	28.1	42.2	27.7	38.9	136.9
Purchase obligations (2)	34.9	–	–	–	34.9
Health claims payable (3)	67.1	–	–	–	67.1
Estimated self-insurance liabilities (4)	24.7	39.9	20.0	6.7	91.3

Subtotal	$269.5	$334.2	$994.0	$1,013.0	$2,610.7

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$42.2	$11.6	$–	$–	$53.8
Guarantees of surety bonds (6)	22.0	–	–	–	22.0
Letters of credit (7)	–	–	28.5	–	28.5
Physician commitments (8)	9.2	–	–	–	9.2
FIN 48 net liability (9)	0.6	–	–	–	0.6

Subtotal	$74.0	$11.6	$28.5	$–	$114.1

Total obligations and commitments	$343.5	$345.8	$1,022.5	$1,013.0	$2,724.8

____________________
(1)

Includes both principal and interest portions of outstanding debt. The interest portion of our variable rate debt assumes that the 7.1% rate as of December 31, 2007 remains stable over the remaining term of the debt.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets.

(6)	Represents performance bonds we have purchased related to medical claims liabilities of PHP.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of December 31, 2007, we had in place $1,028.0 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $778.0 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $28.5 million of capacity was utilized by outstanding letters of credit as of December 31, 2007). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. Holding other variables constant, including levels of indebtedness, a 0.125% increase in interest rates would have an annual estimated impact on pre-tax income and cash flows of approximately $1.0 million.

                    The $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. The revolving credit facility matures in September 2010. The $778.0 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate for the term loans was approximately 7.1% as of December 31, 2007.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A.   Risk Factors.

                There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, other than as set forth below.

                Some of our hospitals will be required to submit to CMS information on their relationships with physicians and this submission could subject such hospitals and us to liability.

                CMS has announced that it intends to collect information on ownership, investment and compensation arrangements with physicians from 500 (pre-selected) hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”) from each selected hospital. CMS has indicated that at least 10 of our hospitals will be among these 500 hospitals required to submit a DFRR because these 10 hospitals did not respond to CMS’ voluntary survey instrument on this topic purportedly submitted to these hospitals via email by CMS in 2006. CMS intends to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period (currently expected to be the cost reporting periods of these hospitals ending in 2006), and CMS has indicated it may share this information with other government agencies and with Congressional committees.  Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the hospitals. Once a hospital receives this request, the hospital will have a limited amount of time (currently, expected to be 60 days) to compile a significant amount of information relating to its financial relationships with physicians. The hospital may be subject to civil monetary penalties ofup to $10,000 per day if it is unable to assemble and report this information within the required timeframe or if CMS or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law. Also, CMS plans to use the data from these initial DFRRs to assist in proposing a regular financial disclosure process that would apply in the future to all Medicare participating hospitals. Thus, even if one of our hospitals does not receive the DFRR survey as part of the initial 500 selected hospitals, we expect that all of our hospitals will likely have to report similar information to CMS in the future. Any governmental investigation or enforcement action which results from the DRFF process could materially adversely affect the results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

                The following persons were elected to our board of directors by the holders of 100% of our outstanding common stock by action taken pursuant to a written consent dated November 7, 2007 of such holders in lieu of an annual stockholders’ meeting:

Michael A. Dal Bello
M. Fazle Husain
Charles N. Martin, Jr.
James A. Quella
Neil P. Simpkins

                Pursuant to this stockholders’ action Messrs. Dal Bello, Martin, Quella and Simpkins were re-elected to our board of directors. Mr. Husain is new to our board of directors and represents one of our equity sponsors, certain funds of Morgan Stanley Capital Partners, on our board of directors pursuant to the terms of the Amended and Restated Limited Liability Company Operating Agreement, dated as of September 23, 2004, concerning our parent company, VHS Holdings LLC, and was elected to replace Eric T. Fry who resigned as a director effective July 31, 2007.  Mr. Husain was elected to our board of directors at the designation of Metalmark Capital LLC, an independent private equity firm established by the former principals of Morgan Stanley Capital Partners, which began managing the existing Morgan Stanley Capital Partners funds in September 2004.  In January 2008 Metalmark Capital completed a strategic transaction with Citigroup Inc. and became an investment center within Citigroup's CAI Alternative Investments division. Mr. Husain is a Managing Director of Metalmark Capital.

Item 6.    Exhibits.

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 12, 2008                                                                VANGUARD HEALTH SYSTEMS, INC.

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
                                                                                                                                 Phillip W. Roe
                                                                                                                                Executive Vice President, Chief Financial Officer,
                                                                                                                                Chief Accounting Officer & Treasurer
                                                                                                                                (Authorized Officer, Principal Financial Officer
                                                                                                                                and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2007.

10.2	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2007.

10.3	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of October 1, 2007.

10.4	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of November 7, 2007.

10.5	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of October 1, 2007.

10.6	Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace dated as of November 15, 2007.

10.7	Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe dated as of November 15, 2007.

10.8

Form of Amendment No. 1 to Severance Protection Agreement dated as of October 1, 2007, entered into between Vanguard Health Systems, Inc. and each of its executive officers (other than Messrs. Martin, Pitts, Moore, Soltman, Wallace and Roe who each have entered into employment agreements with the registrant).

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