Form 10-Q
period 2008-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2008-05-13
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
                Large accelerated filer ☐         Accelerated Filer ☐             Non-accelerated filer ☒ (Do not check if a smaller reporting company)              Smaller reporting company☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐   No☒

          There were 749,550 shares of common stock outstanding as of May 1, 2008 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	(Unaudited) March 31, 2008

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$120.1	$132.0
Restricted cash	6.2	2.4
Marketable securities	–	30.0
Accounts receivable, net of allowance for uncollectible accounts of approximately $113.2 and $117.5 at June 30, 2007 and March 31, 2008, respectively	287.3	319.1
Inventories	46.8	48.4
Prepaid expenses and other current assets	57.7	72.5

Total current assets	518.1	604.4
Property, plant and equipment, net of accumulated depreciation	1,186.6	1,161.1
Goodwill	689.2	689.2
Intangible assets, net of accumulated amortization	68.0	63.6
Investments in unconsolidated subsidiaries	7.3	6.1
Other assets	62.2	52.6

Total assets	$2,531.4	$2,577.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144.1	$164.8
Accrued salaries and benefits	75.0	79.8
Accrued health claims	61.4	53.6
Accrued interest	13.4	26.1
Other accrued expenses and current liabilities	59.8	58.3
Current maturities of long-term debt	8.0	8.0

Total current liabilities	361.7	390.6
Minority interests in equity of consolidated entities	9.3	9.1
Other liabilities	82.3	89.0
Long-term debt, less current maturities	1,520.7	1,526.3
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2007 and March 31, 2008	–	–
Additional paid-in capital	644.6	646.5
Retained deficit	(87.2)	(84.5)

Total stockholders’ equity	557.4	562.0

Total liabilities and stockholders’ equity	$2,531.4	$2,577.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2007	2008	2007	2008

	(In millions)

Patient service revenues	$574.8	$607.9	$1,633.5	$1,740.4
Premium revenues	98.2	117.7	296.1	333.7

Total revenues	673.0	725.6	1,929.6	2,074.1

Costs and Expenses:
Salaries and benefits (includes stock compensation of $(0.1), $0.9, $0.7 and $1.9, respectively)	271.5	297.9	796.5	851.6
Supplies	107.9	112.9	313.4	323.2
Medical claims expense	73.1	84.9	220.3	242.9
Purchased services	39.0	39.6	108.9	111.7
Provision for doubtful accounts	45.8	53.1	129.5	156.2
Other operating expenses	51.8	52.3	147.1	159.6
Rents and leases	9.6	10.7	27.8	30.7
Depreciation and amortization	29.1	31.6	86.3	96.8
Interest, net	31.3	29.4	92.6	93.4
Impairment loss	–	–	123.8	–
Other	(2.3)	2.2	1.2	7.6

Income (loss) from continuing operations before income taxes	16.2	11.0	(117.8)	0.4
Income tax expense (benefit)	6.1	3.5	(10.4)	–

Income (loss) from continuing operations	10.1	7.5	(107.4)	0.4
Loss from discontinued operations, net of taxes	(6.8)	(1.0)	(15.7)	(0.3)

Net income (loss)	$3.3	$6.5	$(123.1)	$0.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31, 2007	Nine months ended March 31, 2008

	(In millions)
Operating activities:
Net income (loss)	$(123.1)	$0.1
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	15.7	0.3
Depreciation and amortization	86.3	96.8
Provision for doubtful accounts	129.5	156.2
Deferred income taxes	(12.6)	(3.3)
Amortization of loan costs	3.3	3.6
Accretion of principal on senior discount notes	12.9	14.4
Loss (gain) on disposal of assets	(3.9)	0.8
Stock compensation	0.7	1.9
Impairment loss	123.8	–
Changes in operating assets and liabilities from continuing operations:
Accounts receivable	(167.2)	(193.6)
Inventories	(1.7)	(2.4)
Prepaid expenses and other current assets	(32.6)	(1.1)
Accounts payable	2.2	22.1
Accrued expenses and other current liabilities	32.4	21.7
Other liabilities	10.8	5.9

Net cash provided by operating activities – continuing operations	76.5	123.4
Net cash provided by operating activities – discontinued operations	3.2	2.0

Net cash provided by operating activities	79.7	125.4

Investing activities:
Capital expenditures	(119.1)	(80.9)
Acquisitions	–	(0.2)
Purchases of investments in auction rate securities	(90.0)	(90.0)
Sales of investments in auction rate securities	90.0	60.0
Proceeds from asset dispositions	9.4	0.3
Other	0.3	0.4

Net cash used in investing activities – continuing operations	(109.4)	(110.4)
Net cash provided by investing activities – discontinued operations	35.2	2.8

Net cash used in investing activities	(74.2)	(107.6)

Financing activities:
Payments of long-term debt and capital leases	(6.2)	(5.9)
Proceeds from joint venture partner contributions	0.1	–
Proceeds from stock option exercises	0.2	0.2
Payments to retire stock and stock options	(0.4)	(0.2)

Net cash used in financing activities	(6.3)	(5.9)

Net increase (decrease) in cash and cash equivalents	(0.8)	11.9
Cash and cash equivalents, beginning of period	123.6	120.1

Cash and cash equivalents, end of period	$122.8	$132.0

Net cash paid for interest	$68.4	$63.5

Net cash paid for income taxes	$0.6	$0.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

1.             BUSINESS AND BASIS OF PRESENTATION

Business

                Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of March 31, 2008, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,140 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally considers control to represent the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. None of Vanguard’s common shares are publicly held, and no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $8.8 million, $12.0 million, $22.7 million and $31.5 million for the three months ended March 31, 2007 and 2008, and the nine months ended March 31, 2007 and 2008, respectively.

                The unaudited condensed consolidated financial statements as of March 31, 2008 and for the three months and nine months ended March 31, 2007 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2008. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2007 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on September 19, 2007. The balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements included in Vanguard’s 10-K.

                Use of Estimates

                In preparing Vanguard’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

                Vanguard adjusted its previously reported condensed consolidated statements of operations for the three months and nine months ended March 31, 2007 and its condensed consolidated statement of cash flows for the nine months ended March 31, 2007 to reflect the impact of the classification of the acute care operations of Phoenix Memorial Hospital (“PMH”) as discontinued operations. See Note 2 for further discussion of discontinued operations. Certain other prior year amounts have been reclassified to conform to current year presentation.

2.             DISCONTINUED OPERATIONS

                In June 2007, Vanguard ceased providing acute care services at PMH and began leasing certain floors of the building to various third party healthcare providers. The leases are 5-year and 7-year leases with renewal options. When comparing the projected lease income to the historical total revenues of PMH, Vanguard determined that the expected cash inflows under the leases were insignificant and deemed to be indirect cash flows. Thus, the acute care operations of PMH are included in discontinued operations, net of taxes in the accompanying statements of operations for all periods presented as set forth by SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets and EITF 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  The following table sets forth the components of discontinued operations for the three months and nine months ended March 31, 2007 and 2008, respectively (in millions).

	Three months ended March 31,		Nine months ended March 31,

	2007	2008	2007	2008

Total revenues	$12.5	$(0.6)	$90.0	$(0.4)

Operating expenses	20.0	1.1	109.8	0.2
Allocated interest	0.2	–	2.6	–
Loss (gain) on sale of assets	2.7	–	1.7	(0.1)
Income tax benefit	(3.6)	(0.7)	(8.4)	(0.2)

Loss from discontinued operations, net of taxes	$(6.8)	$(1.0)	$(15.7)	$(0.3)

                Vanguard allocated $0.2 million and $2.6 million of interest expense to discontinued operations during the three months and nine months ended March 31, 2007, respectively. The allocation was based upon the ratio of net assets to be sold to the sum of Vanguard’s total net assets and Vanguard’s outstanding debt.

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

                Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of March 31, 2008, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined by the 2004 Option Plan. As of March 31, 2008, 88,263 options were outstanding under the 2004 Option Plan. Vanguard recognized salaries and benefits expense related to the 2004 Option Plan of $(0.1) million, $0.9 million, $0.7 million and $1.9 million during the three months ended March 31, 2007 and 2008, and the nine months ended March 31, 2007 and 2008, respectively.

4.             INTANGIBLE ASSETS

                The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2007 and March 31, 2008 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2007	March 31, 2008	June 30, 2007	March 31, 2008

Amortized intangible assets:
Deferred loan costs	$ 43.8	$ 43.8	$ 11.2	$ 14.9
Contracts	31.4	31.4	8.6	11.0
Physician income and other guarantees	13.8	21.6	5.4	11.4
Other	1.3	1.3	0.3	0.4

Subtotal	90.3	98.1	25.5	37.7
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$ 93.5	$ 101.3	$ 25.5	$ 37.7

                Amortization expense for contracts during both the nine months ended March 31, 2007 and 2008 was $2.4 million. Amortization of deferred loan costs of $3.3 million and $3.6 million during the nine months ended March 31, 2007 and 2008, respectively, is included in net interest. Amortization of physician income and other guarantees of $1.2 million and $6.1 million during the nine months ended March 31, 2007 and 2008, respectively, is included in purchased services or other operating expenses.

5.             INVESTMENTS IN AUCTION RATE SECURITIES

                At March 31, 2008, Vanguard held $30.0 million par value investments in auction rate securities (“ARS”) backed by student loans. The ARS have maturity dates ranging from 2039 to 2043. Despite the underlying long-term maturity of the ARS, these securities have been priced and traded as short-term investments as a result of a Dutch auction process that resets the ARS interest rates at predetermined periods ranging from 7 to 35 days. Historically, the Dutch auction process has enabled Vanguard to liquidate its ARS prior to each fiscal quarter-end. However, due to liquidity issues affecting the global credit and capital markets, the auctions for Vanguard’s ARS during February and March 2008 “failed”, and Vanguard was unable to liquidate its ARS as of March 31, 2008. A failed auction does not result in default of the debt instrument. The ARS continue to accrue interest until a successful auction occurs, the issuer calls the securities or the securities mature.

                Vanguard’s ARS were rated “AAA” by one or more major credit rating agencies at March 31, 2008. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or other similar programs.

                In April 2008, Vanguard received a tender offer at par plus accrued interest for approximately $3.8 million of the ARS, which Vanguard expects to liquidate in May 2008. Based upon this tender offer and additional available market information, Vanguard believes that the full $30.0 million par value of its ARS will become liquid during the next 12 months. Thus, Vanguard has classified the ARS as current available-for-sale marketable securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), on its condensed consolidated balance sheet as of March 31, 2008. Vanguard determined that the fair value of the ARS, as required by SFAS 115, approximated par value due to the expected short-term liquidation of these marketable securities. Vanguard will continue to monitor market conditions for this type of ARS to ensure that its classification and fair value estimate for the ARS remain appropriate.

                If Vanguard sells any of the ARS, prior to maturity, at an amount below carrying value, or if it becomes probable that Vanguard will not receive full par value and accrued interest as to any of the ARS, Vanguard will be required to recognize an other-than-temporary impairment that could materially adversely impact its financial position, results of operations or cash flows.

6.             IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

                During the second quarter of fiscal 2007, as a result of certain trends in the business climate at its Chicago hospitals including payer mix shifts, Vanguard performed an impairment test of the long-lived assets of these two hospitals under SFAS 144 and SFAS 142, Goodwill and Other Intangible Assets. Based upon independent estimates of the fair value of the hospitals, Vanguard recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge during the quarter and six months ended December 31, 2006. The independent fair value estimates were developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, Vanguard reduced goodwill for its acute care services segment by $123.8 million.

                Vanguard will complete its annual goodwill impairment test required by SFAS 142 during the fourth quarter of its fiscal 2008. Given the sensitivity of the projected operating results of the Chicago market and one other Vanguard operating market (with combined goodwill of $145.0 million as of March 31, 2008) to the fiscal 2007 goodwill impairment analysis, further impairment to one or both of these reporting units may become necessary that could materially adversely impact Vanguard’s financial position or results of operations.

7.             FINANCING ARRANGEMENTS

                A summary of Vanguard’s long-term debt at June 30, 2007 and March 31, 2008 follows (in millions).

	June 30, 2007	March 31, 2008

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	168.9	183.3
Term loans payable under credit facility	781.9	776.0
Other	2.9	–

	1,528.7	1,534.3
Less: current maturities	(8.0)	(8.0)

	$1,520.7	$1,526.3

9.0% Notes

                In connection with the Blackstone acquisition of Vanguard by merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $575.0 million 9% Senior Subordinated Notes due 2014 (“9.0% Notes”). Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1 of each year. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

11.25% Notes

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively, the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% Senior Discount Notes due 2015 (“11.25% Notes”). The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. From and after October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Discount Issuers but senior to any of the Discount Issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

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

Credit Facility Debt

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under its previous credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million (of which $475.0 million was funded at closing) and a six-year $250.0 million revolving credit facility (of which $27.7 million of capacity was utilized at closing for letters of credit related to certain performance guarantees). Of the $325.0 million unfunded term loans, $150.0 million was made available to finance the acquisition of hospitals and related businesses provided that the acquisition occurred on or prior to February 20, 2005, and to fund capital expenditures and other corporate needs. Also, $175.0 million was made available for working capital, capital expenditures and other general corporate purposes until September 23, 2005. Vanguard borrowed all $325.0 million delayed draw term loans at various times during its fiscal years 2005 and 2006.

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of March 31, 2008, $776.0 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of letters of credit, was $221.5 million as of March 31, 2008.

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

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of March 31, 2008. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

8.             INCOME TAXES

                Significant components of the provision for income taxes are as follows (in millions).

	Nine months ended

	March 31, 2007	March 31, 2008
Current:
Federal	$0.7	$1.5
State	1.5	1.8

Total current	2.2	3.3

Deferred:
Federal	(11.3)	(1.4)
State	(3.4)	(4.5)

	(14.7)	(5.9)
Change in valuation allowance	2.1	2.6

Total income tax benefit	$(10.4)	$–

                The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Nine months ended

	March 31, 2007	March 31, 2008

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	3.6%	(814.1) %
Nondeductible impairment expense	(25.5)%	– %
Nondeductible expenses and other	(1.1)%	117.9%
Change in valuation allowance	(3.2)%	651.7%

Effective income tax rate	8.8%	(9.5) %

                Net non-current deferred tax assets of $52.7 million and $42.4 million are included in other assets in the accompanying condensed consolidated balance sheets as of June 30, 2007 and March 31, 2008, respectively.  Net current deferred tax assets of $8.9 million and $25.4 million are included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of June 30, 2007 and March 31, 2008, respectively.

                As of March 31, 2008, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $107.0 million and $515.0 million, respectively, which expire from 2022 to 2028 and from 2008 to 2028, respectively. Approximately $3.6 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

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

                Approximately $0.3 million of the $0.4 million of unrecognized tax benefits, if recognized, would impact the effective tax rate, while the remaining $0.1 million of unrecognized tax benefits, if recognized, would increase goodwill. The unrecognized tax benefits increased by $0.2 million for the quarter ended December 31, 2007 and remained at $0.6 million as of March 31, 2008.

                Vanguard’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

                On May 18, 2006, Texas repealed its current income tax and replaced it with a gross margins tax to be accounted for as an income tax. Vanguard became subject to the Texas margins tax on July 1, 2006.

9.             RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

                In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosure About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to improve the financial reporting for these derivative instruments. These disclosures include how and why an entity uses derivative instruments, the accounting treatment of the instruments under SFAS 133 and related interpretations and how the instruments affect the entity’s financial position, results of operations and cash flows. SFAS 161 also requires tabular presentation of the fair values of derivatives and their related gains and losses. SFAS 161 is effective for Vanguard’s fiscal quarter beginning January 1, 2009 with early adoption permitted. Other than additional required disclosures, Vanguard does not expect adoption of SFAS 161 to impact its consolidated financial statements.

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

                On September 15, 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 sets forth comprehensive guidance for measuring fair value of assets and liabilities. Under the provisions of SFAS 157, fair value should be based on the assumptions market participants would use to complete the sale of an asset or transfer of a liability.  SFAS 157 provides a hierarchy of information to be used to determine the applicable market assumptions, and fair value measurements would be separately disclosed under each applicable layer of the hierarchy.  SFAS 157 does not expand or restrict the use of fair value for measuring assets and liabilities but provides a single methodology to be used when fair value accounting is applied.  For those financial assets and financial liabilities defined in SFAS 159, SFAS 157 is effective for Vanguard’s fiscal year beginning July 1, 2008 with early adoption permitted. For non-recurring nonfinancial assets and nonfinancial liabilities, SFAS 157 is effective for Vanguard’s fiscal year beginning July 1, 2009. Vanguard does not expect the adoption of SFAS 157 to significantly impact its future financial position, results of operations or cash flows.

10.          SEGMENT INFORMATION

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets).  Accordingly, Vanguard’s reportable operating segments consist of (1) acute care hospitals and related healthcare businesses, collectively, and (2) health plans consisting of MacNeal Health Providers, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona.

                The following table provides unaudited condensed financial information by business segment for the three month and nine month periods ended March 31, 2007 and 2008, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended March 31, 2007				Three months ended March 31, 2008

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues (1)	$–	$583.2	$(8.4)	$574.8	$–	$616.2	$(8.3)	$607.9
Premium revenues	98.2	–	–	98.2	117.7	–	–	117.7

Total revenues	98.2	583.2	(8.4)	673.0	117.7	616.2	(8.3)	725.6

Salaries and benefits (excludes stock compensation)	3.7	267.9	–	271.6	4.1	292.9	–	297.0
Supplies	0.1	107.8	–	107.9	(0.2)	113.1	–	112.9
Medical claims expense (1)	81.5	–	(8.4)	73.1	93.2	–	(8.3)	84.9
Provision for doubtful accounts	–	45.8	–	45.8	–	53.1	–	53.1
Other operating expenses - external	5.3	95.1	–	100.4	7.1	95.5	–	102.6

Total operating expenses	90.6	516.6	(8.4)	598.8	104.2	554.6	(8.3)	650.5

Segment EBITDA (2)	7.6	66.6	–	74.2	13.5	61.6	–	75.1

Less:
Interest, net	(0.2)	31.5	–	31.3	(0.8)	30.2	–	29.4
Depreciation and amortization	1.1	28.0	–	29.1	1.0	30.6	–	31.6
Minority interests	–	0.6	–	0.6	–	0.6	–	0.6
Equity method income	–	(0.3)	–	(0.3)	–	(0.3)	–	(0.3)
Stock compensation	–	(0.1)	–	(0.1)	–	0.9	–	0.9
Loss (gain) on disposal of assets	–	(3.9)	–	(3.9)	–	0.6	–	0.6
Monitoring fees and expenses	–	1.3	–	1.3	–	1.3	–	1.3

Income (loss) from continuing operations before income taxes	$6.7	$9.5	$–	$16.2	$13.3	$(2.3)	$–	$11.0

	Nine months ended March 31, 2007				Nine months ended March 31, 2008

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues (1)	$–	$1,660.2	$(26.7)	$1,633.5	$–	$1,763.9	$(23.5)	$1,740.4
Premium revenues	296.1	–	–	296.1	333.7	–	–	333.7

Total revenues	296.1	1,660.2	(26.7)	1,929.6	333.7	1,763.9	(23.5)	2,074.1

Salaries and benefits (excludes stock compensation)	11.0	784.8	–	795.8	11.8	837.9	–	849.7
Supplies	0.2	313.2	–	313.4	0.1	323.1	–	323.2
Medical claims expense (1)	247.0	–	(26.7)	220.3	266.4	–	(23.5)	242.9
Provision for doubtful accounts	–	129.5	–	129.5	–	156.2	–	156.2
Other operating expenses - external	16.7	267.1	–	283.8	22.0	280.0	–	302.0

Total operating expenses	274.9	1,494.6	(26.7)	1,742.8	300.3	1,597.2	(23.5)	1,874.0

Segment EBITDA (2)	21.2	165.6	–	186.8	33.4	166.7	–	200.1

Less:
Interest, net	(0.1)	92.7	–	92.6	(4.0)	97.4	–	93.4
Depreciation and amortization	3.2	83.1	–	86.3	3.2	93.6	–	96.8
Minority interests	–	2.0	–	2.0	–	2.3	–	2.3
Equity method income	–	(0.8)	–	(0.8)	–	(0.5)	–	(0.5)
Stock compensation	–	0.7	–	0.7	–	1.9	–	1.9
Loss (gain) on disposal of assets	–	(3.9)	–	(3.9)	–	0.8	–	0.8
Impairment loss	–	123.8	–	123.8	–	–	–	–
Monitoring fees and expenses	–	3.9	–	3.9	–	5.0	–	5.0

Income (loss) from continuing operations before income taxes	$18.1	$(135.9)	$–	$(117.8)	$34.2	$(33.8)	$–	$0.4

Capital expenditures – continuing operations	$0.1	$119.0	$–	$119.1	$0.2	$80.7	$–	$80.9

Segment assets					$198.6	$2,378.4	$–	$2,577.0

____________________
(1) Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2) Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income, stock compensation, gain or loss on disposal of assets, impairment loss, monitoring fees and expenses and discontinued operations, net of taxes.  Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments.  Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting.  Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments.  Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies.  Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard.  Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

11.          COMMITMENTS AND CONTINGENCIES

                Management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made.  In management’s opinion, based on current available information, these commitments described below will not have a material effect on Vanguard’s results of operations or financial position, but the capital expansion and replacement projects obligations could have an effect on the timing of Vanguard’s cash flows, including its need to borrow available amounts under its revolving credit facility.

Capital Expenditures and Construction Commitments

                Vanguard currently has multiple capital expansion and replacement projects underway including significant advanced clinical system upgrades. As of March 31, 2008, Vanguard estimated its remaining commitments to complete capital projects in process to be approximately $42.1 million.

Patient Service Revenues

                Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions.  Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements resulted in increases to income from continuing operations before income taxes of $0.4 million and $2.0 million for the three months ended March 31, 2007 and 2008, respectively, and $2.3 million and $6.8 million for the nine months ended March 31, 2007 and 2008, respectively. Vanguard recorded $20.9 million and $23.6 million of charity care deductions from continuing operations during the three months ended March 31, 2007 and 2008, respectively, and $66.2 million and $62.2 million for the nine months ended March 31, 2007 and 2008, respectively.

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

Guarantees

                Physician Guarantees

                Vanguard has entered into multiple physician relocation agreements and service agreements under which it provides minimum monthly revenues or collections guarantees or maximum expense guarantees to physicians during a specified period of time (typically 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community or to provide emergency room or specialty program coverage at Vanguard’s hospitals for a stated

period of time (typically 3 to 5 years) or else return the payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation or service agreements. As of March 31, 2008, Vanguard had a net intangible asset of $9.6 million and a remaining liability of $5.6 million related to these physician guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees under FSP 45-3 as of March 31, 2008 was approximately $11.3 million.

                Other Guarantees

                As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of March 31, 2008, Vanguard maintained this performance guarantee in the form of $22.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $2.9 million.  The surety bonds expire on September 30, 2008.

Variable Interest Entities

                Vanguard is a party to one contractual agreement whereby it may be required to make monthly payments to the developer and manager of a medical office building located on one of its hospital campuses through a minimum rent revenue guarantee.  Vanguard entered into this agreement to provide an incentive to the developer to fund the construction of a medical office building and manage the building upon its completion in order to make physician office space available near the hospital campus.  The contract commenced in April 2005 for a period of 12 years.  Vanguard deemed this contract a variable interest entity in which Vanguard is not the primary beneficiary. The maximum annual amount Vanguard would pay under the contract assuming zero occupancy would be approximately $1.5 million. Vanguard currently expects to make no rental shortfall payments during fiscal 2008 under this contract given current and expected future occupancy levels in the medical office building.

                As of June 30, 2007, Vanguard had another minimum rent guarantee arrangement with an entity owning another medical office building located on the campus of another of its hospitals. Due to the significance of Vanguard’s historical minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes. During the quarter ended September 30, 2007, the entity that owned the medical office building sold the building to a third party, which terminated Vanguard’s minimum rent guarantee obligation. Thus, Vanguard no longer included this entity in its consolidated financial statements as of March 31, 2008.

12.          FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
                NON-GUARANTOR SUBSIDIARIES

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2007 and March 31, 2008, and for the three months and nine months ended March 31, 2007 and 2008 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$54.5	$77.5	$–	$132.0
Restricted cash	–	–	–	0.6	1.8	–	2.4
Marketable securities	–	–	–	–	30.0	–	30.0
Accounts receivable, net	–	–	–	294.1	25.0	–	319.1
Inventories	–	–	–	44.1	4.3	–	48.4
Prepaid expenses and other current assets	0.1	–	–	57.7	16.8	(2.1)	72.5

Total current assets	0.1	–	–	451.0	155.4	(2.1)	604.4

Property, plant and equipment, net	–	–	–	1,094.3	66.8	–	1,161.1
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	25.7	3.3	12.9	21.7	–	63.6
Investments in consolidated subsidiaries	608.8	–	–	–	25.6	(634.4)	–
Other assets	–	–	–	58.6	0.1	–	59.0

Total assets	$608.9	$25.7	$3.3	$2,222.4	$353.2	$(636.5)	$2,577.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$153.4	$11.4	$–	$164.8
Accrued expenses and other current liabilities	–	26.1	–	133.2	74.5	(16.0)	217.8
Current maturities of long-term debt	–	8.0	–	–	–	–	8.0

Total current liabilities	–	34.1	–	286.6	85.9	(16.0)	390.6

Other liabilities	–	–	–	65.2	33.7	(0.8)	98.1
Long-term debt, less current maturities	–	1,343.1	183.2	–	–	–	1,526.3
Intercompany	47.4	(938.2)	(120.8)	1,319.1	30.8	(338.3)	–
Stockholders’ equity	561.5	(413.3)	(59.1)	551.5	202.8	(281.4)	562.0

Total liabilities and stockholders’ equity	$608.9	$25.7	$3.3	$2,222.4	$353.2	$(636.5)	$2,577.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$543.6	$37.4	$(6.2)	$574.8
Premium revenues	–	–	–	13.2	85.1	(0.1)	98.2

Total revenues	–	–	–	556.8	122.5	(6.3)	673.0

Salaries and benefits	(0.1)	–	–	251.3	20.3	–	271.5
Supplies	–	–	–	100.7	7.2	–	107.9
Medical claims expense	–	–	–	8.8	70.5	(6.2)	73.1
Purchased services	–	–	–	35.5	3.5	–	39.0
Provision for doubtful accounts	–	–	–	44.1	1.7	–	45.8
Other operating expenses	0.1	–	–	44.9	6.9	(0.1)	51.8
Rents and leases	–	–	–	7.8	1.8	–	9.6
Depreciation and amortization	–	–	–	25.3	3.8	–	29.1
Interest, net	–	29.4	4.4	(1.9)	(0.6)	–	31.3
Management fees	–	–	–	(2.1)	2.1	–	–
Other	–	–	–	(3.4)	1.1	–	(2.3)

Total costs and expenses	–	29.4	4.4	511.0	118.3	(6.3)	656.8

Income (loss) from continuing operations before income taxes	–	(29.4)	(4.4)	45.8	4.2	–	16.2
Income tax expense (benefit)	6.1	–	–	–	0.3	(0.3)	6.1
Equity in earnings of subsidiaries	9.4	–	–	–	–	(9.4)	–

Income (loss) from continuing operations	3.3	(29.4)	(4.4)	45.8	3.9	(9.1)	10.1
Discontinued operations, net of taxes	–	–	–	(2.6)	(4.2)	–	(6.8)

Net income (loss)	$3.3	$(29.4)	$(4.4)	$43.2	$(0.3)	$(9.1)	$3.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$574.9	$39.2	$(6.2)	$607.9
Premium revenues	–	–	–	14.7	103.1	(0.1)	117.7

Total revenues	–	–	–	589.6	142.3	(6.3)	725.6

Salaries and benefits	0.9	–	–	275.8	21.2	–	297.9
Supplies	–	–	–	105.6	7.3	–	112.9
Medical claims expense	–	–	–	9.2	81.9	(6.2)	84.9
Purchased services	–	–	–	36.1	3.5	–	39.6
Provision for doubtful accounts	–	–	–	50.9	2.2	–	53.1
Other operating expenses	0.1	–	–	45.4	6.9	(0.1)	52.3
Rents and leases	–	–	–	8.9	1.8	–	10.7
Depreciation and amortization	–	–	–	28.3	3.3	–	31.6
Interest, net	–	26.3	4.9	(2.6)	0.8	–	29.4
Management fees	–	–	–	(2.0)	2.0	–	–
Other	–	–	–	2.2	–	–	2.2

Total costs and expenses	1.0	26.3	4.9	557.8	130.9	(6.3)	714.6

Income (loss) from continuing operations before income taxes	(1.0)	(26.3)	(4.9)	31.8	11.4	–	11.0
Income tax expense (benefit)	3.5	–	–	–	0.3	(0.3)	3.5
Equity in earnings of subsidiaries	11.0	–	–	–	–	(11.0)	–

Income (loss) from continuing operations	6.5	(26.3)	(4.9)	31.8	11.1	(10.7)	7.5
Discontinued operations, net of taxes	–	–	–	(0.6)	(0.4)	–	(1.0)

Net income (loss)	$6.5	$(26.3)	$(4.9)	$31.2	$10.7	$(10.7)	$6.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2007

(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,542.7	$110.7	$(19.9)	$1,633.5
Premium revenues	–	–	–	38.6	257.8	(0.3)	296.1

Total revenues	–	–	–	1,581.3	368.5	(20.2)	1,929.6

Salaries and benefits	0.7	–	–	736.8	59.0	–	796.5
Supplies	–	–	–	292.5	20.9	–	313.4
Medical claims expense	–	–	–	26.9	213.3	(19.9)	220.3
Purchased services	–	–	–	97.9	11.0	–	108.9
Provision for doubtful accounts	–	–	–	125.6	3.9	–	129.5
Other operating expenses	0.2	–	–	125.8	21.4	(0.3)	147.1
Rents and leases	–	–	–	22.8	5.0	–	27.8
Depreciation and amortization	–	–	–	75.3	11.0	–	86.3
Interest, net	–	89.9	13.0	(8.9)	(1.4)	–	92.6
Management fees	–	–	–	(6.4)	6.4	–	–
Impairment loss	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	–	1.2	–	1.2

Total costs and expenses	0.9	89.9	13.0	1,608.4	355.4	(20.2)	2,047.4

Income (loss) from continuing operations before income taxes	(0.9)	(89.9)	(13.0)	(27.1)	13.1	–	(117.8)
Income tax expense (benefit)	(10.4)	–	–	–	1.4	(1.4)	(10.4)
Equity in earnings of subsidiaries	(132.6)	–	–	–	–	132.6	–

Income (loss) from continuing operations	(123.1)	(89.9)	(13.0)	(27.1)	11.7	134.0	(107.4)
Discontinued operations, net of taxes	–	–	–	(4.9)	(10.8)	–	(15.7)

Net income (loss)	$(123.1)	$(89.9)	$(13.0)	$(32.0)	$0.9	$134.0	$(123.1)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,645.3	$112.2	$(17.1)	$1,740.4
Premium revenues	–	–	–	42.9	291.0	(0.2)	333.7

Total revenues	–	–	–	1,688.2	403.2	(17.3)	2,074.1

Salaries and benefits	1.9	–	–	789.4	60.3	–	851.6
Supplies	–	–	–	301.9	21.3	–	323.2
Medical claims expense	–	–	–	27.2	232.8	(17.1)	242.9
Purchased services	–	–	–	102.0	9.7	–	111.7
Provision for doubtful accounts	–	–	–	150.1	6.1	–	156.2
Other operating expenses	0.2	–	–	138.7	20.9	(0.2)	159.6
Rents and leases	–	–	–	25.7	5.0	–	30.7
Depreciation and amortization	–	–	–	86.2	10.6	–	96.8
Interest, net	–	85.4	14.5	(7.3)	0.8	–	93.4
Management fees	–	–	–	(6.1)	6.1	–	–
Other	–	–	–	7.6	–	–	7.6

Total costs and expenses	2.1	85.4	14.5	1,615.4	373.6	(17.3)	2,073.7

Income (loss) from continuing operations before income taxes	(2.1)	(85.4)	(14.5)	72.8	29.6	–	0.4
Income tax expense (benefit)	–	–	–	–	1.0	(1.0)	–
Equity in earnings of subsidiaries	2.2	–	–	–	–	(2.2)	–

Income (loss) from continuing operations	0.1	(85.4)	(14.5)	72.8	28.6	(1.2)	0.4
Discontinued operations, net of taxes	–	–	–	3.0	(3.3)	–	(0.3)

Net income (loss)	$0.1	$(85.4)	$(14.5)	$75.8	$25.3	$(1.2)	$0.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ (123.1)	$ (89.9)	$ (13.0)	$ (32.0)	$ 0.9	$ 134.0	$ (123.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	4.9	10.8	–	15.7
Depreciation and amortization	–	–	–	75.3	11.0	–	86.3
Provision for doubtful accounts	–	–	–	125.6	3.9	–	129.5
Deferred income taxes	(12.6)	–	–	–	–	–	(12.6)
Amortization of loan costs	–	3.2	0.1	–	–	–	3.3
Accretion of principal on senior discount notes	–	–	12.9	–	–	–	12.9
Loss (gain) on disposal of assets	–	–	–	(4.9)	1.0	–	(3.9)
Stock compensation	0.7	–	–	–	–	–	0.7
Impairment expense	–	–	–	120.1	3.7	–	123.8
Changes in operating assets and liabilities, net of effects of dispositions:
Equity in earnings of subsidiaries	132.6	–	–	–	–	(132.6)	–
Accounts receivable	–	–	–	(167.8)	0.6	–	(167.2)
Inventories	–	–	–	(2.6)	0.9	–	(1.7)
Prepaid expenses and other current assets	(2.7)	–	–	(33.1)	3.2	–	(32.6)
Accounts payable	–	–	–	3.2	(1.0)	–	2.2
Accrued expenses and other liabilities	5.1	13.1	–	35.0	(8.6)	(1.4)	43.2
Net cash provided by (used in) operating activities – continuing operations	–	(73.6)	–	123.7	26.4	–	76.5
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	3.9	(0.7)	–	3.2
Net cash provided by (used in) operating activities	–	(73.6)	–	127.6	25.7	–	79.7
Investing activities:						–
Capital expenditures	–	–	–	(111.9)	(7.2)	–	(119.1)
Proceeds from short-term investments	–	–	–	–	(90.0)	–	(90.0)
Sales of short-term investments	–	–	–	–	90.0	–	90.0
Other	–	–	–	9.8	(0.1)	–	9.7
Net cash used in investing activities – continuing operations	–	–	–	(102.1)	(7.3)	–	(109.4)
Net cash provided by (used in) investing activities – discontinued operations	–	–	–	36.6	(1.4)	–	35.2
Net cash used in investing activities	–	–	–	(65.5)	(8.7)	–	(74.2)
Financing activities:
Payments of long-term debt and capital leases	–	(6.1)	–	–	(0.1)	–	(6.2)
Proceeds from joint venture partner contributions	–	–	–	–	0.1	–	0.1
Proceeds from stock option exercises	–	–	–	0.2	–	–	0.2
Payments to retire stock and stock options	–	–	–	(0.4)	–	–	(0.4)
Cash provided by (used in) intercompany activity	–	79.7	–	(65.9)	(13.8)	–	–
Net cash provided by (used in) financing activities	–	73.6	–	(66.1)	(13.8)	–	(6.3)
Net increase (decrease) in cash and cash equivalents	–	–	–	(4.0)	3.2	–	(0.8)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 34.5	$ 88.3	$ –	$ 122.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$ 0.1	$ (85.4)	$ (14.5)	$ 75.8	$ 25.3	$ (1.2)	$ 0.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	(3.0)	3.3	–	0.3
Depreciation and amortization	–	–	–	86.2	10.6	–	96.8
Provision for doubtful accounts	–	–	–	150.1	6.1	–	156.2
Deferred income taxes	(3.3)	–	–	–	–	–	(3.3)
Amortization of loan costs	–	3.5	0.1	–	–	–	3.6
Accretion of principal on senior discount notes	–	–	14.4	–	–	–	14.4
Loss (gain) on disposal of assets	–	–	–	1.6	(0.8)	–	0.8
Stock compensation	1.9	–	–	–	–	–	1.9
Changes in operating assets and liabilities, net of effects of dispositions:
Equity in earnings of subsidiaries	(2.2)	–	–	–	–	2.2	–
Accounts receivable	–	–	–	(184.4)	(9.2)	–	(193.6)
Inventories	–	–	–	(2.3)	(0.1)	–	(2.4)
Prepaid expenses and other current assets	(4.4)	–	–	(2.0)	5.3	–	(1.1)
Accounts payable	–	–	–	20.8	1.3	–	22.1
Accrued expenses and other liabilities	7.9	12.7	–	31.4	(23.4)	(1.0)	27.6
Net cash provided by (used in) operating activities – continuing operations	–	(69.2)	–	174.2	18.4	–	123.4
Net cash provided by operating activities – discontinued operations	–	–	–	1.8	0.2	–	2.0
Net cash provided by (used in) operating activities	–	(69.2)	–	176.0	18.6	–	125.4
Investing activities:						–
Capital expenditures	–	–	–	(76.9)	(4.0)	–	(80.9)
Acquisitions	–	–	–	(0.2)	–	–	(0.2)
Purchases of investments in auction rate securities	–	–	–	–	(90.0)	–	(90.0)
Sales of investments in auction rate securities	–	–	–	–	60.0	–	60.0
Other	–	–	–	(0.4)	1.1	–	0.7
Net cash used in investing activities – continuing operations	–	–	–	(77.5)	(32.9)	–	(110.4)
Net cash provided by investing activities – discontinued operations	–	–	–	2.8	–	–	2.8
Net cash used in investing activities	–	–	–	(74.7)	(32.9)	–	(107.6)
Financing activities:
Payments of long-term debt and capital leases	–	(5.9)	–	–	–	–	(5.9)
Payments to retire stock and stock options	–	–	–	(0.2)	–	–	(0.2)
Proceeds from stock options exercises	–	–	–	0.2	–	–	0.2
Cash provided by (used in) intercompany activity	–	75.1	–	(58.5)	(16.6)	–	–
Net cash provided by (used in) financing activities	–	69.2	–	(58.5)	(16.6)	–	(5.9)
Net increase (decrease) in cash and cash equivalents	–	–	–	42.8	(30.9)	–	11.9
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1
Cash and cash equivalents, end of period	$ –	$ –	$ –	$ 54.5	$ 77.5	$ –	$ 132.0

13.          SUBSEQUENT EVENT

                During April 2008, Vanguard entered into an interest rate swap agreement with Bank of America, N.A. (the “counterparty”) that goes into effect on June 30, 2008. Given the turbulence in the credit markets and the attractive swap rates then available, Vanguard executed the swap agreement to hedge its cash flows related to a portion of its outstanding 2005 term loan facility debt against potential market fluctuations to the variable 90-day LIBOR interest rate. Vanguard will continue to make its normal quarterly interest payments for its term facility debt at an annual rate equal to the 90-day LIBOR rate plus 2.25%. However, Vanguard will also begin making quarterly fixed interest payments on September 30, 2008 at a rate equal to 2.785% on a notional $450.0 million of its outstanding term loans in exchange for payments to Vanguard from the counterparty based upon the applicable variable 90-day LIBOR rate on the same notional amount. Vanguard will account for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and will measure any ineffectiveness using the hypothetical derivative method. Vanguard expects this treatment to result in quarterly adjustments to other comprehensive income equal to the change in the fair value of the swap from quarter to quarter until the maturity of the swap on March 31, 2010.

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

Executive Overview

                As of March 31, 2008, we owned and operated 15 hospitals with a total of 4,140 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. In June 2007, we ceased providing acute care services at Phoenix Memorial Hospital (“PMH”) and began leasing certain floors of the building to various third party healthcare providers. As a result, the acute care operating results of PMH are classified as discontinued operations in our condensed consolidated statements of operations for all periods presented.

                As of March 31, 2008, we also owned three health plans as set forth in the following table.

Health Plan	Location	March 31, 2008 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	102,100
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,300
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	43,600

		149,000

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

Operating Environment

                We believe that the operating environment for hospital operators is currently undergoing a significant change that presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must adapt our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require continued focus on quality of care initiatives.  As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. In the following paragraphs we discuss some of the new challenges that we currently face and that we expect to become more prominent during the foreseeable future.

                Pay for Performance Reimbursement

                Many payers, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2008, Medicare expanded the number of quality measures to be reported to 30 from 21 during federal fiscal year 2007 and from 10 during federal fiscal year 2006. These measures include risk-adjusted outcomes measures such as 30-day mortality measures for patients who suffered a heart attack, heart failure or pneumonia; additional measures related to patients who undergo surgical procedures such as hospital-acquired infections data; and several patient satisfaction indicators. In April 2008, CMS proposed expanding the number of quality measures by 43 and retiring one measure resulting in 72 proposed measures for federal fiscal year 2009. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  We have invested and will continue to invest significant capital to upgrade our clinical information systems to enable us to report these quality measures.

                While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. For example, on April 13, 2007, CMS proposed reforms in the hospital inpatient prospective payment system that would implement a provision of the Deficit ReductionAct of 2005 (“DRA”) that takes the first steps towardpreventing Medicare from giving hospitals higher payment for theadditional costs of treating a patient that acquires a medical condition(including an infection) during a hospital stay. The DRA required CMS to select at least two conditions that are (1) high cost, high volume or both; (2) assigned to a higher rate of reimbursement when present as a secondary diagnosis; and (3) are reasonablypreventable through application of evidence-based guidelines. These rules were adopted in August 2007. Under the rules, beginning in federal fiscal year 2009 (which commences October 1, 2008) cases with these conditions would not be paid at a higher reimbursement rate unless they were present on admission. The rules identify eight conditions, including three serious preventable events (sometimes called “never events”), that meet the statutory criteria. In April 2008, CMS proposed expanding the current list of eight hospital-acquired conditions to seventeen for federal fiscal year 2009. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.

                Physician Integration

                Our ability to attract skilled physicians to our hospitals is critical to our success. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To achieve our recruitment goals, we expect to invest heavily in acquiring physician practices, employing physicians or funding relocation agreements. The perceived quality of care at our hospitals will be a key determining factor in whether these physicians agree to partner with us. Similar to hospital reimbursement, payers are developing plans to transform physician reimbursement to a pay for performance basis. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.

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

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers eight different healthcare educational programs with its greatest enrollment in its professional nursing program. The SHP trains approximately 400 students each year, the majority of which have historically chosen permanent employment with us. SHP experienced a slight enrollment growth in fall 2007 compared to fall 2006. Plans are underway to transition SHP’s current diploma program to a degree granting program that we expect will be more attractive to potential students. Students are provided with Vanguard-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time. Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be materially adversely impacted.

                Competition for Outpatient Services

                With advances in medical technologies and pharmaceuticals, many services once provided in an inpatient setting are now available in an outpatient setting. The redirection of services to outpatient settings is also influenced by pressures from payers to reduce costs and by patients who seek convenience. Our hospitals and many other acute hospitals have struggled to retain or increase outpatient business resulting from this inpatient to outpatient shift. Competition for outpatient services has increased significantly with the proliferation of surgery centers, outpatient imaging centers and outpatient laboratories that are often viewed as more convenient to physicians and patients. While we remain at risk for further migration of our hospital-based outpatient services to other facilities we do not own, we expect to mitigate these risks with our quality of care initiatives, physician integration strategies and capital projects to improve the design of and access to outpatient service areas in our hospitals.

                Implementation of our Quality Initiatives

                In the previous paragraphs we discuss the industry trends that are integral to our future success and how quality of care is the most important component in achieving success in those areas. While we are in the early to middle stages of implementing our expanded quality of care initiatives, we believe that the following programs currently in place represent key building blocks to the implementation of a successful strategy.

•	Monthly review of the 30 quality indicators prescribed by CMS for federal fiscal year 2008
•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care
•	Hourly nursing rounds in place at most of our hospitals
•	Engagement of an external group to conduct unannounced mock JCAHO surveys
•	Alignment of hospital management incentive compensation with quality performance indicators
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement
•	Common information system in place at all hospitals to report quality indicators
•

Common information system at departmental level to achieve efficiencies in delivering care and to feed data to the common reporting system (partially implemented, with all modules to be operational by the end of fiscal 2009)

•	Forming Physician Advisory Councils at each of our hospitals to align the quality goals of our hospitals with the physicians who practice in our hospitals

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate payment rates for these services with third party payers.

                Sources of Revenues

                The primary sources of our revenues include various managed care payers including managed Medicare and Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and the patients themselves. We are typically paid much less than our gross charges regardless of the payer source. Revenues from governmental programs are based upon complex reimbursement methodologies that require us to extensively monitor compliance with regulations including billing, coding and cost reimbursement items. These regulations change frequently and require us to adjust our processes, procedures and information systems in order to ensure that we bill these programs correctly and record related revenues appropriately. Revenues from managed care programs are typically based on contractually-stated rates or discounts we have negotiated with the various managed care plans. The contracts often contain exclusions, carve-outs, performance criteria and other guidelines that also require our constant focus and attention. Private patients who are members of managed care plans are not required to pay us for their healthcare services other than the coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. A more detailed description of these revenue sources is set forth in Part I, Item I, “Business”, “Reimbursement” in our June 30, 2007 10-K.

                The following table sets forth the percentages of net patient revenues by payer for the quarters and nine months ended March 31, 2007 and 2008.

	Quarter ended March 31,		Nine months ended March 31,

	2007	2008	2007	2008

Medicare	26.4%	26.5%	26.1%	26.1%
Medicaid	9.9%	6.5%	9.2%	7.7%
Managed Medicare	12.2%	14.7%	12.6%	14.0%
Managed Medicaid	7.8%	7.4%	7.4%	7.5%
Managed care	31.8%	35.6%	31.7%	34.9%
Self pay	9.5%	8.3%	9.4%	8.7%
Other	2.4%	1.0%	3.6%	1.1%

Total	100.0%	100.0%	100.0%	100.0%

                Volumes by Payer

                During the quarter and nine months ended March 31, 2008, we experienced a 2.7% and 1.4% increase in discharges from continuing operations and a 2.7% and 1.8% increase in hospital adjusted discharges from continuing operations compared to the prior year periods, respectively. The following table provides details of discharges from continuing operations by payer for the quarters and nine months ended March 31, 2007 and 2008.

	Quarter ended March 31,				Nine months ended March 31,

	2007		2008		2007		2008

Medicare	12,380	29.0%	12,619	28.8%	35,011	27.9%	35,160	27.6%
Medicaid	5,396	12.6%	4,976	11.3%	16,847	13.4%	15,295	12.0%
Managed Medicare	6,183	14.5%	7,131	16.3%	17,241	13.8%	19,378	15.2%
Managed Medicaid	4,853	11.3%	4,818	11.0%	14,544	11.6%	15,025	11.8%
Managed care	11,896	27.9%	12,667	28.9%	36,016	28.7%	37,446	29.5%
Self pay	1,649	3.9%	1,505	3.4%	4,655	3.7%	4,390	3.5%
Other	339	0.8%	122	0.3%	1,062	0.9%	477	0.4%

Total	42,696	100.0%	43,838	100.0%	125,376	100.0%	127,171	100.0%

                We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. Additionally, decreases in certain subacute services as a result of regulatory changes and reduced demand for elective procedures as a result of changes in patient insurance coverage continue to weaken our inpatient and outpatient volumes. We expect our volumes to improve more significantly over the long-term as a result of our quality of care and service expansion initiatives and other market-specific strategies.

                Traditional Medicare volumes have shifted to managed Medicare volumes during the current year period. These shifts have resulted in increased bad debts and increased exposure to collection risks for patient co-insurance and deductible amounts, which are subject to cost reimbursement under the traditional Medicare program but not under most managed Medicare plans. Our operating results were positively impacted by the lower Medicaid volumes and higher managed care volumes during the current year periods compared to the prior year periods.

                Payer Reimbursement Trends

                In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted hospital discharge from continuing operations increased 1.9% from $8,160 during the quarter ended March 31, 2007 to $8,318 during the quarter ended March 31, 2008 and increased 4.0% from $7,777 during the nine months ended March 31, 2007 to $8,090 during the nine months ended March 31, 2008. Net patient revenue per adjusted hospital discharge would have been $7,926 for the quarter ended March 31, 2007 and $7,718 for the nine months ended March 31, 2007 absent the Texas upper payment limit (“UPL”) revenues recorded during the prior year periods that were not recorded during the current year periods. The Texas UPL program is discussed further below. These increases reflect improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                During our third quarter of fiscal 2007 we were approved to receive payments under the Bexar County, Texas UPL Medicaid program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. During the quarter ended March 31, 2007 we recorded UPL revenues of $15.6 million that related to services provided during fiscal quarters previous to the quarter ended March 31, 2007. During the nine months ended March 31, 2007 we recorded UPL revenues of $11.6 million that related to services provided during our fiscal years ended June 30, 2006 and prior. We received a total cash payment of $18.7 million in April 2007, representing amounts earned under the UPL program for all periods through March 31, 2007. Since the beginning of our participation with this Texas UPL program, we have recognized $25.9 million of revenues and $11.8 million of income from continuing operations before income taxes directly related to the program. CMS began reviewing the operations of this private hospital UPL program after the state of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid UPL payment programs, and it is our understanding that all private hospital UPL programs in Texas are now under CMS review. In October 2007, the state of Texas halted all funding of its private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments to the State of Texas. We believe the state will continue to withhold payments until CMS completes its review and sets forth any of its legal concerns. While CMS has only indicated to us that it might require some changes in the program documentation, there can be no assurance at this time whether the final results of the CMS review will be limited to merely changes in our program documentation. While the current suspension and the possible termination of future benefits of our UPL program are not material to our financial statements, should the federal, state or county governments require recoupment of the previous matching funds paid to us, our results of operations and cash flows could be materially adversely impacted.

                Premium Revenues

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of March 31, 2008, approximately 3,300 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership increased to approximately 102,100 at March 31, 2008 compared to approximately 96,400 at March 31, 2007. Premium revenues from these three plans increased by $19.5 million or 19.9% during the quarter ended March 31, 2008 compared to the prior year quarter and increased $37.6 million or 12.7% during the nine months ended March 31, 2008 compared to the prior year period. These increases resulted primarily from the increased number of enrollees period over period. PHP also experienced period over period increased per member per month reimbursement as a result of a rate increase that went into effect on October 1, 2007. In September 2007, the Arizona Health Care Cost Containment System (“AHCCCS”) exercised its final one-year renewal option under its contract with PHP that commenced on October 1, 2003, which extends the current contract through September 30, 2008. The Centers for Medicare and Medicaid Services (“CMS”) renewed its contract with AAHP for a one-year period effective January 1, 2008.  Should PHP not be awarded a new AHCCCS contract to commence October 1, 2008, our future operating results and cash flows would be materially reduced.

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

                Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to others in the hospital industry, we face continued pressures in collecting outstanding accounts receivable primarily due to volatility in the uninsured or underinsured populations in the markets we serve. The following table provides a summary of our accounts receivable payer class mix as of each respective period presented.

March 31, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	16.6%	0.5%	0.6%	17.7%
Medicaid	7.3%	1.3%	0.9%	9.5%
Managed Medicare	8.9%	0.5%	0.6%	10.0%
Managed Medicaid	5.4%	0.8%	0.7%	6.9%
Managed Care	25.0%	2.4%	1.9%	29.3%
Self Pay(1)	11.6%	9.8%	2.2%	23.6%
Other	1.9%	0.6%	0.5%	3.0%

Total	76.7%	15.9%	7.4%	100.0%

June 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.0%	0.6%	0.6%	16.2%
Medicaid	7.5%	2.0%	1.0%	10.5%
Managed Medicare	7.6%	0.7%	0.6%	8.9%
Managed Medicaid	5.3%	0.6%	0.7%	6.6%
Managed Care	25.1%	2.7%	1.6%	29.4%
Self Pay(1)	12.0%	10.8%	2.8%	25.6%
Other	1.8%	0.6%	0.4%	2.8%

Total	74.3%	18.0%	7.7%	100.0%

March 31, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	16.6%	0.4%	0.6%	17.6%
Medicaid	7.5%	2.0%	1.4%	10.9%
Managed Medicare	10.1%	0.5%	0.5%	11.1%
Managed Medicaid	5.3%	0.4%	0.4%	6.1%
Managed Care	25.1%	2.8%	2.0%	29.9%
Self Pay(1)	10.8%	9.5%	2.0%	22.3%
Other	1.5%	0.4%	0.2%	2.1%

Total	76.9%	16.0%	7.1%	100.0%

____________________
(1)           Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer. If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category.

                Our combined allowance for doubtful accounts and allowance for charity care on a consolidated basis covered 91.4% and 96.2% of self-pay accounts receivable as of June 30, 2007 and March 31, 2008, respectively. Our combined allowance for doubtful accounts and allowance for charity care from continuing operations covered 87.5% and 93.3% of self-pay accounts receivable from continuing operations as of June 30, 2007 and March 31, 2008, respectively.

                While self-pay accounts receivable as a percentage of total accounts receivable at March 31, 2008 decreased relative to prior year periods, self-pay accounts receivable dollars have remained flat or increased slightly compared to prior year periods and have become more difficult to collect. The volume of self-pay accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. Our upfront cash collections from continuing operations increased 6.5% during the nine months ended March 31, 2008 compared to the prior year period.  However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry during the foreseeable future.

                Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We deducted $20.9 million, $23.6 million, $66.2 million and $62.2 million of charity care from total revenues during the quarters ended March 31, 2007 and 2008 and the nine months ended March 31, 2007 and 2008, respectively. Healthcare services provided to undocumented aliens that qualify for border funding reimbursement, net of payments received, represented $4.9 million, $8.8 million, $14.3 million and $20.7 million of the charity care deductions during the quarters ended March 31, 2007 and 2008 and nine months ended March 31, 2007 and 2008, respectively. Payments received for border funding claims were $1.4 million and $2.7 million during the nine months ended March 31, 2007 and 2008, respectively. Border funding qualification is expected to end within the next 6 months and there is no assurance that additional funding will be available for these services.

                Medicaid Funding Cuts

                Many states, including certain states in which we operate, have periodically reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending. To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts. These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions. Additionally, pressure exists at the federal level to reduce Medicaid matching funds provided to states. CMS issued a final rule in May 2007 that was expected to reduce Medicaid funding by approximately $4.0 billion over five years. On the same date, President Bush signed into law a bill that placed a moratorium on this rule for one year. However, if the moratorium expires as scheduled in May 2008, this final rule would go into effect and could significantly negatively impact state Medicaid funding. We are unable to assess the financial impact on our business of enacted or proposed state or federal funding cuts at this time.

                Volatility of Professional Liability Costs

                We maintained professional and general liability insurance coverage through a wholly-owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of our professional and general liability insurance is sensitive to the volume and severity of cases reported. Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain of our markets, particularly in metropolitan Chicago, resulting in physicians relocating to different geographic areas. In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians. On the other hand, some states in which we operate, including Texas and Illinois, have passed in recent years tort reform legislation to place limits on non-economic damages. However, in November 2007 a judge in the Illinois Cook County Circuit Court declared that these Illinois malpractice limits were unconstitutional under state law. While such ruling is being considered in an appeal to the Illinois Supreme Court, we understand that the trial courts are not enforcing the non-economic damages limits under that Illinois tort reform statute. Additionally, in Texas an action has been brought to declare its tort reform legislation unconstitutional under federal law. Thus, while we have taken multiple steps at our facilities to reduce our professional liability exposures, absent significant legislation (not later declared unconstitutional) to curb the size of malpractice judgments in the states in which we operate, our insurance costs may increase in the future.

                Increased Cost of Compliance in a Heavily Regulated Industry

                We conduct business in a heavily regulated industry. Accordingly, we maintain a comprehensive, company-wide compliance program to address healthcare regulatory and other compliance requirements. This compliance program includes, among other things, initial and periodic ethics and compliance training, a toll-free reporting hotline for employees, annual fraud and abuse audits and annual coding audits. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as our Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. We also have regional compliance officers in our markets that are 100% dedicated to compliance duties. The financial resources necessary for program oversight, internal enforcement and periodic improvements to our program continue to grow, especially when we add new features to our program or engage external resources to assist with these highly complex matters.

Update of Critical Accounting Policies and Estimates

                Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of those estimates and assumptions. We consider the following accounting policies to be critical accounting policies because they involve the most subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance:  revenues and revenue deductions, allowance for doubtful accounts and provision for doubtful accounts, insurance reserves, medical claims reserves, income taxes and impairment of long-lived assets and goodwill.

                Other than the updates provided below, there have been no changes in the nature or application of our critical accounting policies and estimates as discussed in Note 2 to our consolidated financial statements included in our 10-K for the fiscal year ended June 30, 2007.

                Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 28.3% and 26.9% of accounts receivable, net of contractual discounts, as of June 30, 2007 and March 31, 2008, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.

                Effective July 1, 2007, we began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus 85% of uninsured accounts less than 365 days old plus 40% of self pay after insurance/Medicare less than 365 days old. Our previous policy reserved all accounts greater than 180 days plus a market-specific percentage of uninsured and self pay after insurance/Medicare balances. The change in policy negatively impacted our provision for doubtful accounts during the nine months ended March 31, 2008. However, we believe our new policy will adjust more quickly to payer mix shifts over time. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by monitoring cash collections and self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our results of operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state. During recent periods, we have been successful in qualifying approximately 45%-50% of submitted accounts for Medicaid coverage. As of March 31, 2008, we had approximately $13.1 million of Medicaid pending accounts receivable from continuing operations ($4.8 million of which was stated at gross charges with a manual contractual allowance and $8.3 million of which was stated net of contractual discounts). In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to self-pay status and subjected to our allowance for doubtful accounts policy. During the nine months ended March 31, 2007 and 2008, approximately $14.6 million and $17.6 million of net accounts receivable from continuing operations was reclassified from Medicaid pending status to self-pay status, respectively. If the account does not qualify for Medicaid coverage but does qualify as charity care, the contractual adjustment is reversed and the gross account balance is recorded as a charity deduction. During the nine months ended March 31, 2007 and 2008, we recorded approximately $4.8 million and $5.5 million, respectively, of charity deductions from continuing operations for the balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

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

                Approximately $0.3 million of the $0.4 million of unrecognized tax benefits, if recognized, would impact the effective tax rate, while the remaining $0.1 million of unrecognized tax benefits, if recognized, would increase goodwill. The unrecognized tax benefits increased by $0.2 million during the quarter ended December 31, 2007 and remained at $0.6 million as of March 31, 2008.

Selected Operating Statistics

The following table sets forth certain unaudited operating statistics from continuing operations for each of the periods presented.

	Quarter ended March 31,		Nine months ended March 31,

	2007	2008	2007	2008

Number of hospitals at end of period	15	15	15	15
Number of licensed beds at end of period	4,146	4,140	4,146	4,140
Discharges (a)	42,696	43,848	125,376	127,171
Adjusted discharges - hospitals (a)	66,666	68,468	198,445	201,988
Net revenue per adjusted discharge - hospitals (a)	$8,160	$8,318	$7,777	$8,090
Patient days (a)	188,608	195,317	542,826	553,662
Adjusted patient days - hospitals (a)	294,494	305,053	859,184	879,393
Average length of stay (days) (a)	4.42	4.46	4.33	4.35
Inpatient surgeries (b)	9,475	9,366	27,767	27,483
Outpatient surgeries (a)	19,389	18,321	57,335	54,535
Emergency room visits (a)	148,240	153,186	429,959	443,407
Occupancy rate (a)	50.6%	51.7%	48.5%	48.6%
Average daily census (a)	2,096.0	2,146.0	1,981.0	2,013.0
Member lives (a)	143,800	149,000	143,800	149,000
Medical claims percentage (a)	74.4%	72.1%	74.4%	72.8%

____________________
(a)

The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2007 10-K.

(b)	Inpatient surgeries represent the number of surgeries performed at our hospitals that require overnight stays.

Results of Operations

                The following tables present summaries of our unaudited operating results for the quarters and nine months ended March 31, 2007 and 2008.

	Quarter ended March 31,

	2007		2008

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$574.8	85.4%	$607.9	83.8%
Premium revenues	98.2	14.6%	117.7	16.2%

Total revenues	673.0	100.0%	725.6	100.0%

Salaries and benefits (includes stock compensation of $(0.1) and $0.9, respectively)	271.5	40.3%	297.9	41.1%
Supplies	107.9	16.0%	112.9	15.5%
Medical claims expense	73.1	10.9%	84.9	11.7%
Provision for doubtful accounts	45.8	6.8%	53.1	7.3%
Other operating expenses	100.4	14.9%	102.6	14.1%
Depreciation and amortization	29.1	4.3%	31.6	4.4%
Interest, net	31.3	4.7%	29.4	4.1%
Minority interests and other expenses	(2.3)	(0.3)%	2.2	0.3%

Income from continuing operations before income taxes	16.2	2.4%	11.0	1.5%
Income tax expense	6.1	0.9%	3.5	0.5%

Income from continuing operations	10.1	1.5%	7.5	1.0%
Loss from discontinued operations, net of taxes	(6.8)	(1.0)%	(1.0)	(0.1)%

Net income	$3.3	0.5%	$6.5	0.9%

	Nine months ended March 31,

	2007		2008

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,633.5	84.7%	$1,740.4	83.9%
Premium revenues	296.1	15.3%	333.7	16.1%

Total revenues	1,929.6	100.0%	2,074.1	100.0%

Salaries and benefits (includes stock compensation of $0.7 and $1.9, respectively)	796.5	41.3%	851.6	41.1%
Supplies	313.4	16.2%	323.2	15.6%
Medical claims expense	220.3	11.4%	242.9	11.7%
Provision for doubtful accounts	129.5	6.7%	156.2	7.5%
Other operating expenses	283.8	14.7%	302.0	14.6%
Depreciation and amortization	86.3	4.5%	96.8	4.7%
Interest, net	92.6	4.8%	93.4	4.5%
Impairment loss	123.8	6.4%	–	0.0%
Minority interests and other expenses	1.2	0.1%	7.6	0.3%

Income (loss) from continuing operations before income taxes	(117.8)	(6.1)%	0.4	0.0%
Income tax benefit	(10.4)	(0.5)%	–	0.0%

Income (loss) from continuing operations	(107.4)	(5.6)%	0.4	0.0%
Loss from discontinued operations, net of taxes	(15.7)	(0.8)%	(0.3)	0.0%

Net income (loss)	$(123.1)	(6.4)%	$0.1	0.0%

Quarter ended March 31, 2008 compared to Quarter ended March 31, 2007

           Revenues.  Total revenues increased $52.6 million during the quarter ended March 31, 2008 compared to the prior year quarter primarily due to improved volumes and improved reimbursement for services provided. Net revenue per adjusted hospital discharge from continuing operations increased 1.9% quarter over quarter. This quarter over quarter increase would have been approximately 4.9% absent the Texas UPL revenues recorded during the prior year quarter that were not recorded during the current year quarter. Our service expansion initiatives and managed care contracting strategies played key roles in our payment increases. Hospital adjusted discharges and emergency room visits from continuing operations increased 2.7% and 3.3%, respectively, quarter over quarter. Outpatient and inpatient surgeries from continuing operations decreased 5.5% and 1.2%, respectively, quarter over quarter primarily due to the elimination of certain unprofitable service lines and intense competition from outpatient surgery centers near our hospitals. We continue to experience limited growth in inpatient services at our hospitals, but inpatient volume trends appear to be rebounding slightly compared to trends observed during the previous several quarters. Multiple factors continue to slow inpatient growth including greater competition from other hospitals in recruiting and retaining quality physicians, reduced elective procedures resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits and patient wellness, among others. The average population growth in the markets we serve remains generally high and has offset some of the market and industry challenges previously mentioned. As these populations increase and grow older, we believe that our quality initiatives will improve our competitive position in those markets. We expect revenue growth to continue during the remainder of our current fiscal year, although factors outside our control including patient demand for healthcare services and increased competition could limit such growth.

                Premium revenues increased 19.9% during the current year quarter as a result of higher enrollment at PHP quarter over quarter.  Average enrollment at PHP was 101,528 during the quarter ended March 31, 2008, an increase of 6.1% compared to the prior year quarter. Per member per month reimbursement for PHP also increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2007. Enrollment in our other two health plans remained relatively flat quarter over quarter.

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

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $714.6 million or 98.5% of total revenues during the current year quarter, compared to 97.6% during the prior year quarter. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues increased to 41.1% during the current year quarter from 40.3% during the prior year quarter. The prior year quarter ratio was unusually low primarily due to the $15.6 million of Texas UPL revenues recorded during the prior year quarter that related to services provided during quarters previous to the quarter ended March 31, 2007. Absent these additional revenues during the prior year period, our salaries and benefits as a percentage of total revenues would have been 41.3% during the prior year quarter. In addition, our physician employment initiatives, including related corporate overhead resources, contributed to the quarter over quarter increase. We continue to face challenges in nurse staffing particularly in periods of increased volumes. The national nursing shortage, which is especially chronic in Arizona, hinders our ability to fully manage our salaries and benefits costs.

We expect the nursing shortage to continue during the foreseeable future but intend to mitigate the impact of the shortage by continuing to improve our comprehensive nurse recruiting and retention program. We also expect that salaries and benefits may increase in the future as a result of our management decision to employ more physicians at our hospitals. Maintaining a stable workforce and access to quality physicians is vital to our quality initiatives and places even more importance on increasing revenues in order to realize a lower percentage of salaries and benefits to total revenues.

•

Supplies.  Supplies as a percentage of total revenues decreased to 15.5% during the current year quarter compared to 16.0% during the prior year quarter. A portion of this improvement resulted from corporate focus on supply chain strategies including charge master and formulary refinements, better utilization of our group purchasing organization and standardization of commodities and supplies reprocessing. However, the acuity of the services we provided during the current year quarter exceeded that of the prior year quarter. Services with higher acuity, particularly orthopedic surgeries, tend to require more costly supplies. Because our growth strategies include expansion of higher acuity services, our ability to further reduce this ratio in future periods may be limited.

•

Medical claims.  Medical claims expense as a percentage of premium revenues decreased to 72.1% during the current year quarter compared to 74.4% during the prior year quarter primarily as a result of decreased medical claims expense at PHP. While premium revenues have increased significantly at PHP as a result of a quarter over quarter increase in enrollees and per member capitation rate, utilization of medical services by PHP enrollees has not increased at the same rate. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $8.3 million, or 8.9% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues increased to 8.7% during the current year quarter from 8.0% during the prior year quarter. Our quarterly hindsight analysis and other metrics we review indicated an increase in quarter over quarter provision for doubtful accounts as a percentage of patient service revenues. The adjustment to our allowance for doubtful accounts policy effective July 1, 2007 has resulted in quicker recognition of uncollectible accounts associated with uninsured or underinsured patients. Also, patient co-insurance and deductible portions of managed care insurance plans have increased due to managed care plans’ efforts to shift a greater burden of healthcare costs to consumers. These patient balances remain difficult to collect often due to economic factors that are out of our control.

During the quarters ended March 31, 2007 and 2008, we recorded $20.9 million and $23.6 million of charity care revenue deductions from continuing operations, respectively. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues was 11.6% and 12.6% for the prior year and current year quarters, respectively. Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income taxes.  Our effective tax rate was approximately 37.7% during the prior year quarter. The tax benefit for the current year quarter was 31.8%.

                Net income.  Net income increased by $3.2 million quarter over quarter primarily as a result of a lower loss from discontinued operations during the current year quarter compared to the prior year quarter.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

                Revenues. Total revenues increased $144.5 million or 7.5% during the nine months ended March 31, 2008 compared to the prior year period primarily due to a 4.0% period over period increase in net revenue per adjusted hospital discharge from continuing operations, a 1.8% period over period increase in hospital adjusted discharges from continuing operations and an $37.6 million period over period increase in premium revenues. The increase in net revenue per adjusted hospital discharge would have been 4.8% absent the Texas UPL revenues recorded during the prior year period that were not recorded during the current year period. Our service expansion initiatives and managed care contracting strategies played key roles in our payment increases. Emergency room visits from continuing operations increased 3.1% period over period. Outpatient surgeries and inpatient surgeries from continuing operations decreased 4.9% and 1.0%, respectively, period over period. Total surgeries were adversely impacted by the opening of a physician-owned surgery center on the campus of one of our San Antonio hospitals in October 2006, general increased competition for outpatient services in our other markets and the elimination of certain unprofitable service lines during the current year period.

                Premium revenues increased 12.7% during the nine months ended March 31, 2008 compared to the prior year period. Average enrollment at PHP increased 5.8% during the nine months ended March 31, 2008 compared to the prior year period. Per member per month reimbursement for PHP also increased period over period as a result of an AHCCCS rate increase effective October 1, 2007.

                Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $2,073.7 million or 100.0% of total revenues during the nine months ended March 31, 2008 compared to 106.1% during the prior year period. The $123.8 million impairment charge during the nine months ended March 31, 2007 represented the majority of the period over period decrease in costs and expenses as a percentage of total revenues. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues decreased to 41.1% during the nine months ended March 31, 2008 from 41.3% during the prior year period. Excluding the $37.6 million period over period increase in premium revenues that did not result in a significant increase in salaries and benefits costs, salaries and benefits as a percentage of total revenues would have been 41.8% during the current year period. This increase is primarily attributable to the impact of the prior year period Texas UPL revenues and our physician employment initiatives during the current year period, as previously discussed.

•

Supplies.  Supplies as a percentage of total revenues decreased from 16.2% during the nine months ended March 31, 2007 to 15.6% during the nine months ended March 31, 2008. The improvement in this ratio is primarily attributable to the implementation of our previously discussed corporate supply chain initiatives. Because most of our growth strategies include expansion of higher acuity services, our ability to further reduce this ratio in future periods may be limited.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues decreased to 72.8% during the nine months ended March 31, 2008 compared to 74.4% during the prior year period primarily as a result of decreased medical claims expense at AAHP and PHP. AAHP began operations on January 1, 2006. During the prior year period, we had limited historical data upon which to rely for estimating medical claims for AAHP. As further information has since become available, we have refined our AAHP medical claims expense estimates to better reflect actual utilization. PHP medical claims percentage decreased period over period primarily due to growth in premium revenues resulting from higher enrollment and capitation rates. The medical claims utilization for PHP enrollees grew at a lower rate than the revenue growth.  Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $23.5 million, or 8.8% of gross health plan medical claims expense, were eliminated in consolidation during the nine months ended March 31, 2008.

•

Provision for Doubtful Accounts.  During the nine months ended March 31, 2008, the provision for doubtful accounts as a percentage of patient service revenues increased to 9.0% from 7.9% during the prior year period. We adjusted our allowance for doubtful accounts policy effective July 1, 2007 to more quickly recognize uncollectible accounts associated with uninsured or underinsured patients. The period over period increase was primarily attributable to this policy change and information obtained from our quarterly hindsight analysis and other metrics we reviewed. Also, patient co-insurance and deductible portions of managed care insurance plans have increased due to managed care plans’ efforts to shift a greater burden of healthcare costs to consumers. These patient balances remain difficult to collect often due to economic factors that are out of our control.

During the nine months ended March 31, 2007 and 2008, we recorded $66.2 million and $62.2 million of charity care revenue deductions from continuing operations, respectively. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.6% during the current year period compared to 12.0% during the prior year period.  Collecting outstanding self-pay accounts remains difficult; however, we have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs.

                Income Taxes.  The effective tax rate was approximately 8.8% during the nine months ended March 31, 2007 primarily due to the majority of the impairment charge recognized during the prior year period being nondeductible for tax purposes. The tax provision for the nine months ended March 31, 2008 was not significant.

                Net Income.  The $123.2 million period over period improvement in net income resulted primarily from the $123.8 million ($110.5 million, net of tax benefit) impairment charge recognized during the prior year period.

Liquidity and Capital Resources

                Operating Activities.  At March 31, 2008, we had working capital of $213.8 million, including cash and cash equivalents of $132.0 million.  Working capital at June 30, 2007 was $156.4 million. Cash provided by operating activities increased $45.7 million during the nine months ended March 31, 2008 compared to the prior year period.  The increase in operating cash flows was primarily due to improved operating results during the current year period and weaker operating cash flows during the prior year period partly due to the $18.7 million Texas UPL receivable recorded during the prior year period for which the cash payment was not received until April 2007.

                Investing Activities.  Cash used in investing activities increased from $74.2 million during the nine months ended March 31, 2007 to $107.6 million during the nine months ended March 31, 2008, primarily as a result of the proceeds from the sale of our three California hospitals in September 2006 that reduced cash used in investing activities during the prior year period. Capital expenditures decreased $38.2 million period over period due to expenditures made during the prior year period for certain of our expansion projects in Phoenix and San Antonio that have now been completed and fully paid. The decrease in period over period capital expenditures was offset by the purchase of $30.0 million of investments in auction rate securities during the current year period that we were unable to liquidate during the quarter ended March 31, 2008.

                We anticipate spending a total of $120.0 million to $140.0 million in capital expenditures during our fiscal year ending June 30, 2008, which includes $80.9 million actually spent through March 31, 2008. Our fiscal 2008 full year estimate includes approximately $29.3 million of information technology upgrades to support our quality initiatives at our facilities. We expect to fund our capital expenditures with cash on hand, cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives.

                Financing Activities.  Cash flows from financing activities were basically flat period over period. As of March 31, 2008, we had outstanding $1,534.3 million in aggregate indebtedness, with an additional $221.5 million of available borrowing capacity under our revolving credit facility ($250.0 million revolving facility net of outstanding letters of credit of $28.5 million). Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments of approximately $25.9 million each. Prior to October 1, 2009, our interest expense on the 11.25% Notes will consist solely of non-cash accretions of principal.

                Our previous senior secured credit facilities executed in September 2004 consisted of a revolving credit facility and an initial term loan facility. Our current revolving credit facility provides for loans in a total principal amount of up to $250.0 million, and matures in September 2010. The initial term loan facility, which was scheduled to mature in September 2011, provided for loans in a total principal amount of up to $800.0 million as follows: (1) $475.0 million that we borrowed on September 23, 2004 to finance the Blackstone merger, to refinance our then existing indebtedness and to pay fees and expenses relating thereto; (2) $150.0 million borrowed on December 31, 2004 and February 18, 2005 to finance the acquisition of our Massachusetts hospitals and for other general corporate purposes and (3) $175.0 million borrowed in September 2005 to fund capital expenditures and for other general corporate purposes.

                On September 26, 2005, we refinanced and repriced all $795.7 million of our then outstanding term loans under the initial term loan facility by borrowing $795.7 million of replacement term loans (the “2005 term loan facility”). The 2005 term loan facility borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum. These rates reflect a savings of 1.0% per annum over the interest rate options for our previous initial term loan facility. The borrowings under the revolving credit facility currently bear interest at a rate equal to, at our option, a base rate plus 1.00% per annum or LIBOR plus 2.00% per annum. These rates are subject to increase by up to 0.25% per annum should our leverage ratio exceed certain designated levels.

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

                As of March 31, 2008, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum allowed covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.60x
Total leverage ratio limit	5.75x	4.51x
Senior leverage ratio limit	3.75x	2.26x

                Our senior credit facilities and the indentures governing the 9.0% Notes and the 11.25% Notes (collectively, the “Notes”) limit our ability to:

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of March 31, 2008.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$98.6	$220.4	$923.2	$967.4	$2,209.6
Operating leases (2)	32.0	49.7	35.1	54.4	171.2
Purchase obligations (2)	34.3	–	–	–	34.3
Health claims payable (3)	53.6	–	–	–	53.6
Estimated self-insurance liabilities (4)	23.5	39.9	19.9	6.6	89.9

Subtotal	$242.0	$310.0	$978.2	$1,028.4	$2,558.6

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$34.1	$8.0	$–	$–	$42.1
Guarantees of surety bonds (6)	22.0	–	–	–	22.0
Letters of credit (7)	–	–	28.5	–	28.5
Physician commitments (8)	6.9	–	–	–	6.9
FIN 48 net liability (9)	0.6	–	–	–	0.6

Subtotal	$63.6	$8.0	$28.5	$–	$100.1

Total obligations and commitments	$305.6	$318.0	$1,006.7	$1,028.4	$2,658.7

____________________
(1)	Includes both principal and interest portions of outstanding debt. The interest portion of our debt assumes a 5.0% rate over the remaining term of the debt.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our condensed consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)

Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our condensed consolidated balance sheets.

(6)	Represents performance bonds we have purchased related to medical claims liabilities of PHP.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(8)

Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the provisions of FSP 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future liabilities determined under the provisions of FIN 48 (See critical accounting policy update for further discussion).

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of March 31, 2008, we had in place $1,026.0 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $776.0 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $28.5 million of capacity was utilized by outstanding letters of credit as of March 31, 2008). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate swap that will become effective on June 30, 2008 as discussed below.

                Our $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our revolving credit facility matures in September 2010. Our $776.0 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate for the term loans was approximately 5.0% as of March 31, 2008.

                In April 2008, we entered into an interest rate swap agreement with Bank of America, N.A. that goes into effect on June 30, 2008. We will continue to make our usual quarterly term debt interest payments at a rate equal to the 90-day LIBOR rate plus 2.25%. In addition, we will begin making quarterly fixed interest payments on September 30, 2008 at a rate equal to 2.785% on a notional $450.0 million of our term debt in exchange for payments to us from Bank of America, N.A. based upon the applicable variable 90-day LIBOR rate on the same notional amount. We will account for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and will measure any ineffectiveness using the hypothetical derivative method. We expect this treatment to result in quarterly adjustments to other comprehensive income equal to the change in the fair value of the swap from quarter to quarter until the maturity of the swap on March 31, 2010.

                We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

                At March 31, 2008, we held $30.0 million par value investments in auction rate securities (“ARS”) backed by student loans. Our ARS have maturity dates ranging from 2039 to 2043. Despite the underlying long-term maturity of ARS, these securities have been priced and traded as short-term investments as a result of a Dutch auction process that resets the ARS interest rates at predetermined periods ranging from 7 to 35 days. Historically, the Dutch auction process has enabled us to liquidate our ARS prior to each fiscal quarter-end. However, due to liquidity issues affecting the global credit and capital markets, the auctions for our ARS during February and March 2008 “failed”, and we were unable to liquidate our ARS as of March 31, 2008. A failed auction does not result in default of the debt instrument. The ARS continue to accrue interest until a successful auction occurs, the issuer calls the securities or the securities mature.

                Our ARS were rated “AAA” by one or more major credit rating agencies at March 31, 2008. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.

                In April 2008 we received a tender offer at par plus accrued interest for approximately $3.8 million of the ARS, which we expect to liquidate in May 2008. Based upon this tender offer and additional available market information, we believe that the full $30.0 million par value of our ARS will become liquid during the next 12 months. Thus, we classified the ARS as current marketable securities on our condensed consolidated balance sheet as of March 31, 2008. We determined that the fair value of the ARS approximated par value due to their expected short-term liquidation. We will continue to monitor market conditions for this type of ARS to ensure that our classification and fair value estimate remain appropriate. We believe that we currently have adequate working capital to fund operations during the near future based on access to cash and cash equivalents, expected operating cash flows and availability under our revolving credit facility. We do not expect that our holding of the ARS until market conditions improve will significantly adversely impact our operating cash flows.

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

                Changes in Internal Control Over Financial Reporting

                There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

                Medicare Secondary Payor Act Litigation - Brockovich, on behalf of the United States of America v. Vanguard Health Systems, Inc., et al. Case No. SACV06-547 JVS(MLGx) (United States District Court, Central District of California, Southern Division, filed June 9, 2006) and, under appeal, as Case No. 06-56690 in the United States Court of Appeals for the Ninth Circuit (consolidated with numerous other related appeals of similar District Court cases in the Ninth Circuit against other hospitals or hospital management companies by the same Plaintiff Brockovich).

                On March 19, 2008, upon the threat of monetary sanction motions from Vanguard and other appellees in this appeal, plaintiff Brockovich moved to dismiss with prejudice plaintiff’s appeal of the District Court’s various orders granting Vanguard’s and the other appellees’ motions to dismiss all of Brockovich’s District Court actions with prejudice. However, two appellees (Promise Healthcare and Kindred Healthcare) have opposed plaintiff’s motion and are apparently moving for monetary sanctions against plaintiff’s counsel. Vanguard and the other appellees oppose the motion of Promise Healthcare and Kindred Healthcare and simply want all of these cases dismissed, so that the unwarranted expenditure of defense legal fees can come to an end.

                For further information about this legal proceeding, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

                Before CMS could send out the DFRR in final form to hospitals, it was apparently required under the Paperwork Reduction Act to obtain clearance from the Office of Management and Budget (“OMB”). On April 10, 2008, OMB reported that CMS had withdrawn its request for clearance of the DFRR.  However, on April 14, 2008, as part of its proposed inpatient prospective payment system annual update rule, CMS announced it was soliciting public comments on the proposed DFRR process. In the new proposal, CMS is accepting comments through June 13, 2008. Once CMS has received and evaluated any comments, we expect CMS to resubmit some form of the DFRR for clearance to OMB and, upon clearance, initiate the DFRR process.

                More specifically, CMS is currently soliciting specific comments on the following aspects of the DFRR process:

•	Whether the collection effort should be recurring, and if so, whether it should be implemented on an annual or some other periodic basis.

•	Whether CMS is collecting too much or not enough information and whether CMS is collecting the correct (or incorrect) type of information.

•

The amount of time it will take hospitals to complete the DFRR and the costs associated with completing the DFRR; and the amount of time CMS should give hospitals to complete and return their responses to CMS.

•

Whether CMS should direct the collection instrument to all hospitals and if so, whether CMS should stagger the collection so that only a certain number of hospitals are subject to it in any given year.

•	Whether hospitals, once having completed the DFRR, should have to send in yearly updates and reports or only changed information.

                Any governmental investigation or enforcement action which results from the DFRR process could materially adversely affect the results of our operations.

Item 6.    Exhibits.

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 13, 2008                                                                       VANGUARD HEALTH SYSTEMS, INC.

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