Form 10-K
period 2008-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2008-09-23
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-K
_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐Yes ☒No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒Yes ☐No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

     There were 749,550 shares of registrant’s common stock outstanding as of September 15, 2008 (all of which are privately owned and not traded on a public market).

     Documents incorporated by reference:  None

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I		Page
Item 1.	Business.....................................................................................................................................................	1
Item 1A.	Risk Factors...............................................................................................................................................	30
Item 1B.	Unresolved Staff Comments....................................................................................................................	47
Item 2.	Properties...................................................................................................................................................	47
Item 3.	Legal Proceedings.....................................................................................................................................	48
Item 4.	Submission of Matters to a Vote of Security Holders.........................................................................	49

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...................................................................................................	50
Item 6.	Selected Financial Data............................................................................................................................	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....	53
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................	76
Item 8.	Financial Statements and Supplementary Data....................................................................................	78
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....	123
Item 9A(T).	Controls and Procedures.........................................................................................................................	123
Item 9B.	Other Information......................................................................................................................................	124

PART III
Item 10.	Directors, Executive Officers and Corporate Governance..................................................................	125
Item 11.	Executive Compensation..........................................................................................................................	129
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................................................................................................................	146
Item 13.	Certain Relationships and Related Transactions, and Director Independence...............................	148
Item 14.	Principal Accounting Fees and Services...............................................................................................	151

PART IV
Item 15.	Exhibits and Financial Statement Schedules.........................................................................................	152

SIGNATURES	.....................................................................................................................................................................	153

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

                These factors, risks and uncertainties include, among other things, statements relating to:

•	Our high degree of leverage
•	Our ability to incur substantially more debt
•	Operating and financial restrictions in our debt agreements
•	Our ability to successfully implement our business strategies
•	Our ability to successfully integrate our recent and any future acquisitions
•	The highly competitive nature of the healthcare industry
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
•	Potential federal or state reform of healthcare
•	Future governmental investigations
•	Potential management information systems failures and the significant costs of systems integrations
•	The availability of capital to fund our corporate growth strategy
•	Potential lawsuits or other claims asserted against us
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
•	Changes in general economic conditions including risks associated with investments we may hold from time to time
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
•	Cost of professional and general liability insurance and increases in the quantity and severity of professional liability claims
•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
•	Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
•	The geographic concentration of our operations
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services
•	Potential substantial liabilities arising from unfavorable retrospective reviews by governmental or other payers of the medical necessity of medical procedures performed at our hospitals
•	Lost future revenues from payer contract terminations resulting from their unfavorable retrospective reviews of the medical necessity of medical procedures performed at our hospitals

                See “Item 1A – Risk Factors” for further discussion.  We assume no obligation to update any forward-looking statements.

iv

PART I

Item 1.    Business.

Company Overview

                We own and operate acute care hospitals and complementary outpatient facilities principally located in urban and suburban markets. We currently operate 15 acute care hospitals which, as of June 30, 2008, had a total of 4,181 beds in the following four locations:

                •  San Antonio, Texas

                •  metropolitan Phoenix, Arizona

                •  metropolitan Chicago, Illinois

                •  Massachusetts

                Historically, we have concentrated our operations in markets with high population growth and median income in excess of the national average. Our objective is to provide high-quality, cost effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate. During the year ended June 30, 2008, we generated revenues from continuing operations of $2,790.7 million. During this period 83.9% of our total revenues were derived from acute care hospitals and complementary outpatient facilities.

                Our general acute care hospitals offer a variety of medical and surgical services including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and neurology. In addition, certain of our facilities provide on-campus and off-campus services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and laboratory services. We also own three strategically important managed care health plans: a Medicaid managed health plan, Phoenix Health Plan, that served approximately 103,400 members as of June 30, 2008 in Arizona; Abrazo Advantage Health Plan, a managed Medicare and dual-eligible health plan that served approximately 3,200 members as of June 30, 2008 in Arizona; and MacNeal Health Providers a preferred provider network that served approximately 43,000 member lives in metropolitan Chicago as of June 30, 2008 under capitated contracts covering only outpatient and physician services.

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

Our Competitive Strengths

       Concentrated Local Market Positions in Attractive Markets

                We believe that our markets are attractive because of their favorable demographics, competitive landscape, payer mix and opportunities for expansion. Ten of our 15 hospitals are located in markets with population growth rates in excess of the national average and all of our acute care hospitals are located in markets in which the median household income is above the national average. For the fiscal year ended June 30, 2008, we derived approximately 65% of our total revenues from the high-growth markets of San Antonio and metropolitan Phoenix, in which we own five hospitals each. Our facilities in these markets primarily serve Bexar County, Texas, which encompasses most of the metropolitan San Antonio area and Maricopa County, Arizona, which encompasses most of the metropolitan Phoenix area. Our strong market positions provide us with opportunities to offer integrated services to patients, receive more favorable reimbursement terms from a broader range of third party payers and realize regional operating efficiencies. The U.S. Census Bureau projects that the number of individuals aged 65 and older will increase by an average of 3.0% each year during the years 2010 to 2020 so that those individuals aged 65 and older would represent approximately 18.6% of the total U.S. population by 2020. Our presence in high growth markets combined with the general aging of the United States population and expected longer life expectancies should result in higher demand for healthcare services and provide growth opportunities for us well into the future.

       Strong Management Team with Significant Equity Investment

                Our senior management has an average of more than 20 years of experience in the healthcare industry at various organizations, including OrNda Healthcorp, HCA Inc. and HealthTrust, Inc. Many of our senior managers have been with Vanguard since its founding in 1997, and 12 of our 18 members of senior management have worked together managing healthcare companies for up to 20 years, either continuously or from time to time. In connection with consummation of the Merger, the Rollover Management Investors purchased Class A membership units in Holdings having an aggregate purchase price of approximately $119.1 million which then represented approximately 15.9% of our equity interests.

       Proven Ability to Complete and Integrate Acquisitions

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

                We believe our historical performance demonstrates our ability to identify underperforming facilities and improve the operations of acquired facilities. When we acquire a hospital, we generally implement a number of measures to lower costs, and we often make significant investments in the facility to expand existing services and introduce new services, strengthen the medical staff and improve our overall market position. We expect to continue to grow revenues and profitability in the markets in which we operate by improving quality of care, increasing the depth and breadth of services provided and through the implementation of additional operational enhancements.

Our Business Strategy

                The key elements of our business strategy include the following:

       Continue our Commitment to Quality of Care

                We have implemented and continue to implement various programs to improve the quality of care we provide. Our quality of care initiatives focus on engaging all of the stakeholders in the healthcare delivery process – the physicians, nurses, payers and most importantly the patients themselves. Establishing a commitment to quality of care that starts at the top and spreads down through the entire hospital organization is the first step in achieving a culture of quality. This culture fosters successful outcomes through continuous communication with physicians, discussing treatment plans with patients and reporting quality measurements with payers.

                We have invested significant resources to develop clinical information systems to allow us to standardize compliance reporting of multiple quality indicators across our facilities, and we currently conduct a monthly review of 30 quality indicators set forth by CMS. We have developed training programs for our staff and share information among our hospital management teams to implement best practices and assist in complying with regulatory requirements. Corporate support is provided to each hospital to assist with accreditation reviews.

                All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving the quality of care. We have appointed licensed physicians in each of our markets to the position of chief medical officer charged with driving best practices and clinical quality to improve the level of satisfaction among physicians and patients and promote cost-efficient provision of care. We have established rapid response teams and hourly nursing rounds in all of our hospitals to improve patient care. By the end of our fiscal year 2008, we had established Physician Advisory Councils at most of our hospitals to align the quality goals of our hospitals with the physicians who practice at our hospitals.

                We believe quality of care has become an increasingly important factor in governmental and managed care reimbursement. We continuously review patient care evaluations and maintain other quality assurance programs to support and monitor quality of care standards and to meet and exceed Medicare and Medicaid accreditation and regulatory requirements. Many payers, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2009, Medicare expanded the number of quality measures to be reported to 42 from 30 during federal fiscal year 2008 and from 21 during federal fiscal year 2007. These measures include risk-adjusted outcomes measures such as 30-day mortality measures for patients who suffered a heart attack, heart failure or pneumonia; additional measures related to patients who undergo surgical procedures such as hospital-acquired infections data; and several patient satisfaction indicators. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  We have invested and will continue to invest significant capital to upgrade our clinical information systems to enable us to report these quality measures.

                We believe that pay for performance reimbursement will continue to evolve, and that the quality measures themselves will determine reimbursement as evidenced by CMS’ new reforms effective October 1, 2008 that would take the first steps toward preventing Medicare from making additional payments to hospitals for treating patients that acquire one of eleven identified hospital-acquired conditions during a hospital stay. Our ability to meet our quality goals requires not only information systems to monitor compliance with quality indicators, but more importantly requires clinical programs and physician integration to improve quality.

       Expand Services to Increase Revenues and Profitability

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
                •  upgrade and expand select specialty services, including cardiology, oncology, neurosurgery, orthopedics, and women’s services;
                •  update our medical equipment technology, including diagnostic and imaging equipment and robotics; and
                •  continue evaluating the construction of new facilities in underserved areas of the community.

                We believe that our disciplined expansion strategy will grow volumes, increase acuity mix, improve managed care pricing and enhance operating margins at our existing facilities, and at the same time reduce patient out-migration and satisfy unmet demand within our existing markets.

       Improve Operating Margins and Efficiency

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
                •  targeting our capital expenditures on high demand service lines that will achieve higher returns; and
                •  implementing programs to reduce nurse turnover to minimize utilization of contract labor.

       Recruit New Physicians and Maintain Strong Relationships with Existing Physicians

                We recruit both primary care and specialty physicians who can provide services that we believe are currently underserved and in demand in the communities we serve. A core group of primary care physicians serves as the initial contact point for members of those communities. Having a quality group of specialty physicians available to provide such services as general surgery, cardiovascular services, orthopedics and obstetrics/gynecology, among others, enables members of the community to obtain necessary healthcare services locally without traveling to other communities. We increased the number of employed physicians at our hospitals by more than 50 during fiscal 2008, primarily through our physician recruiting initiatives. During fiscal 2009, we plan to further increase the number of primary care and specialty physicians who practice in our communities by more than 140 physicians through both employment and non-employment initiatives. We added significant corporate resources during fiscal 2008 in order to implement our physician recruiting strategies and to manage the practices of our employed physicians. We believe our hospitals provide an attractive setting for physicians to practice based on the following strategies and initiatives we have in place:

                •  continually seeking to improve quality of care and engaging physicians in these programs;
                •  providing physicians with access to efficiently designed facilities and modern technologies;
                •  providing a broad array of services within the integrated health network;
                •  offering quality training programs;
                •  obtaining physician support for the long-term vision of our hospitals;
                •  providing remote access to clinical information; and
                •  arranging for convenient medical office space adjacent to our facilities.

       Continue to Develop Favorable Managed Care Relationships

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

       Grow Through Selective Acquisitions

                We will continue to pursue acquisitions and enter into partnerships or affiliations with other healthcare service providers that either expand our network and presence in our existing markets or allow us to enter new urban and suburban markets. We intend to selectively pursue acquisitions of networks of hospitals and other complementary facilities or single-well positioned facilities where we believe we can improve operating performance and profitability and increase market share. We maintain a disciplined approach whereby we ensure that potential acquisition targets fit within our corporate mission and long-term strategic goals while also providing benefit in the short-term. We believe that we will continue to have substantial acquisition opportunities as other healthcare providers choose to divest facilities and as independent hospitals, particularly not-for-profit hospitals, seek to capitalize on the benefits of becoming part of a larger hospital company.

The Markets We Serve

       San Antonio, Texas

                In the San Antonio market, as of June 30, 2008, we owned and operated 5 hospitals with a total of 1,741 licensed beds and related outpatient service locations complementary to the hospitals. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve the residents of Bexar County which encompasses most of the metropolitan San Antonio area. According to estimates by the U.S. Census Bureau, the population in Bexar County grew by 11.7% from 2000 to 2006 and is expected to grow by another 13.9% by 2020.  These growth rates are well above the national average.

                During the years ended June 30, 2007 and 2008, we generated approximately 31.2% and 32.1% of our total revenues, respectively, in this market. In our acquisition agreement for the Baptist Health System we committed to fund not less than $200.0 million in capital expenditures in respect of the acquired businesses in the San Antonio metropolitan area during the first six years of our ownership, with $75.0 million of such expenditures being required in the first two years. By the end of our fiscal year ended June 30, 2005, we had funded or committed to fund all $200.0 million of this capital commitment.

       Metropolitan Phoenix, Arizona

                In the Phoenix market, as of June 30, 2008, we owned and operated 5 hospitals with a total of 996 licensed beds and related outpatient service locations complementary to the hospitals, a prepaid Medicaid managed health plan, Phoenix Health Plan (“PHP”), and a managed Medicare and dual-eligible health plan, Abrazo Advantage Health Plan (“AAHP”). Phoenix is the fifth largest city in the U.S. and has been one of the fastest growing major metropolitan areas in recent years. Our facilities primarily serve the residents of Maricopa County, which encompasses most of the metropolitan Phoenix area. According to estimates by the U.S. Census Bureau, the population in Maricopa County grew by 22.7% from 2000 to 2006 and is expected to grow by another 38.3% by 2020.  These growth rates are also well above the national average.

                During the years ended June 30, 2007 and 2008, exclusive of PHP and AAHP, we generated approximately 19.5% and 18.8% of our total revenues, respectively, in this market. Three of our hospitals in this market were formerly not-for-profit hospitals. We believe that payers will choose to contract with us in order to give their enrollees a comprehensive choice of providers in the western and northern Phoenix areas. Recently, we have negotiated improvements in our payer rates at our Phoenix hospitals generally, and Arizona’s state Medicaid program remains strong. We believe our network strategy will position us to continue to negotiate favorable rate increases with managed care payers and to build upon our network’s comprehensive range of integrated services. In addition, our ownership of PHP and AAHP will allow us to enroll eligible patients, who would not otherwise be able to pay for healthcare services, into our health plan or into other state-approved plans.

       Metropolitan Chicago, Illinois

                In the Chicago metropolitan area, as of June 30, 2008, we owned and operated 2 hospitals with 784 licensed beds, and related outpatient service locations complementary to the hospitals. These hospitals, MacNeal Hospital and Weiss Hospital, are located in areas serving relatively well-insured populations. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the years ended June 30, 2007 and 2008, we generated approximately 15.6% and 14.9%, respectively, of our total revenues in this market.

                We chose MacNeal and Weiss Hospitals, both former not-for-profit facilities, as our first two entries into the largely not-for-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. We believe we have captured a large share of the patients in MacNeal Hospital’s immediate surrounding service area, which encompasses the cities of Berwyn and Cicero, Illinois. MacNeal offers tertiary services such as open heart surgery that patients would otherwise have to travel outside the local community to receive. We have also established a fully-integrated healthcare system at MacNeal and Weiss Hospitals by operating free-standing primary care and occupational medicine centers and a large commercial reference laboratory and by employing 68 physicians on our medical staffs there, including 30 primary care physicians. Our network of 17 primary care and occupational medicine centers allows us to draw patients to MacNeal and Weiss Hospital from around the metropolitan Chicago area. Both hospitals partner with various medical schools, the most significant being the University of Chicago Medical School and the University of Illinois Medical School, to provide medical training through residency programs in multiple specialties. In addition, MacNeal Hospital runs a successful free-standing program in family practice, one of the oldest such programs in the state of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. Our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers.

       Massachusetts

                In Massachusetts, as of June 30, 2008, we owned and operated 3 hospitals with a total of 660 licensed beds and related healthcare services complementary to the hospitals. These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick. These hospitals were acquired by us on December 31, 2004. We believe that opportunities for growth through increased market share exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy. During the years ended June 30, 2007 and 2008, the Massachusetts facilities represented 19.8% and 19.7% of our total revenues, respectively.

                Saint Vincent Hospital, located in Worcester, is a 321-bed teaching hospital with a strong residency program. Worcester is located in central Massachusetts and is the second largest city in Massachusetts. The service area is characterized by a patient base that is older, more affluent and well-insured. Saint Vincent Hospital is focused on strengthening its payer relationships, developing its primary care physician base and expanding its offerings in cardiology, orthopedics, radiology and minimally-invasive surgery capabilities.

                MetroWest Medical Center’s two campus system has a combined total of 339 licensed beds with locations in Framingham and Natick, in the suburbs west of Boston. These facilities serve communities that are generally well-insured. We are seeking to develop strong ambulatory care capabilities in these service areas, as well as expansion of oncology, radiology, women’s services and cardiology services.

Our Facilities

                We owned and operated 15 acute care hospitals as of June 30, 2008. The following table contains information concerning our hospitals:

Hospital	City	Licensed Beds	Date Acquired

Texas
Baptist Medical Center	San Antonio	636	January 1, 2003
Northeast Baptist Hospital	San Antonio	367	January 1, 2003
North Central Baptist Hospital	San Antonio	268	January 1, 2003
Southeast Baptist Hospital	San Antonio	175	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	295	January 1, 2003

Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Arrowhead Hospital	Glendale	220	June 1, 2000
Phoenix Baptist Hospital	Phoenix	236	June 1, 2000
Paradise Valley Hospital	Phoenix	151	November 1, 2001
West Valley Hospital (1)	Goodyear	157	September 4, 2003

Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (2)	Chicago	357	June 1, 2002

Massachusetts
MetroWest Medical Center – Leonard Morse Hospital	Natick	141	December 31, 2004
MetroWest Medical Center - Framingham Union Hospital	Framingham	198	December 31, 2004
Saint Vincent Hospital at Worcester Medical Center	Worcester	321	December 31, 2004

Total Licensed Beds		4,181

____________________
(1)	This hospital was constructed, not acquired.

(2)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

                In addition to the hospitals listed in the table above, as of June 30, 2008, we owned certain outpatient service locations complementary to our hospitals and two surgery centers in California. We also own and operate a limited number of medical office buildings in conjunction with our hospitals which are primarily occupied by physicians practicing at our hospitals.

Our Hospital Operations

       Acute Care Services

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

       Management and Oversight

                Our senior management team has extensive experience in operating multi-facility hospital networks and focuses on strategic planning for our facilities. A hospital’s local management team is generally comprised of a chief executive officer, chief operating officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies through the expansion of offered services and the recruitment of physicians in each community, as well as plans to improve operating efficiencies and reduce costs. We believe that the ability of each local management team to identify and meet the needs of our patients, medical staffs and the community as a whole is critical to the success of our hospitals. We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan, including both quality of care and financial measures.

                Boards of trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital administrator, advise the local management teams. Members of each board of trustees are identified and recommended by our local management teams and serve three-year staggered terms. The boards of trustees establish policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards. We have recently formed Physician Advisory Councils at each of our hospitals that focus on quality of care and other issues important to physicians and make recommendations to the boards of trustees as necessary. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.

                We also provide support to the local management teams through our corporate resources including areas such as revenue cycle, business office, legal, managed care, case management, physician services and other administrative functions. These resources also allow for sharing best practices and standardization of policies and processes among all of our hospitals.

       Attracting Patients

                We believe that the most important factors affecting a patient’s choice in hospitals are the reputation of the hospital’s nursing staff for delivering quality care, the availability and expertise of physicians caring for patients at the facility and the location and convenience of the hospital. Other factors that affect utilization include local demographics and population growth, local economic conditions and the hospital’s success in contracting with a wide range of local payers.

       Operating Statistics

                The following table sets forth certain operating statistics from continuing operations for the periods indicated. Acute care hospital operations are subject to fluctuations due to seasonal cycles of illness and weather, including increased patient utilization during the cold weather months and decreases during holiday periods.

	Year Ended June 30,

	2004	2005	2006	2007	2008

Number of hospitals at end of period (a)	12	15	15	15	15
Number of licensed beds at end of period (b)	3,133	3,907	3,937	4,143	4,181
Discharges (c)	126,356	147,798	162,446	166,873	169,668
Adjusted discharges - hospitals (d)	186,464	231,322	261,056	264,698	270,076
Average length of stay (days) (e)	4.1	4.2	4.3	4.3	4.3
Average daily census (f)	1,420	1,708	1,921	1,978	2,008
Net patient revenue per adjusted hospital discharge (g)	$6,455	$6,859	$7,319	$7,766	$8,110
Total surgeries (h)	83,996	101,368	113,043	113,833	110,877
Member lives (i)	142,200	146,700	146,200	145,600	149,600

____________________
(a)	The number of hospitals at the end of each period represents hospitals included in continuing operations.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Represents the total number of patients discharged (in the facility for an overnight stay) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

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

(g)

Net revenue per adjusted hospital discharge is calculated by dividing hospital net patient revenues by hospital adjusted discharges and measures the average net payment expected to be received for a patient’s hospital stay.

(h)	Total surgeries represent the sum of inpatient surgeries and outpatient surgeries performed at our hospitals or ambulatory surgery centers.

(i)	Member lives represents the total number of enrollees in our Arizona prepaid managed health plans and our Chicago capitated health plan as of the end of the respective period.

       Outpatient Services

                The healthcare industry has experienced a general shift during the past few years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admissions to recover over the long-term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through our ambulatory surgery centers in Orange County, California, our interests in diagnostic imaging centers in San Antonio, Texas, our outpatient diagnostic imaging centers in metropolitan Phoenix, Arizona and our network of primary care and occupational medicine centers in metropolitan Chicago, Illinois, along with continued expansion of emergency and outpatient services at our acute hospitals. We continually upgrade our resources, including quality physicians and nursing staff and technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volumes from the baby boomers and have focused on core services including cardiology, neurology, oncology, orthopedics and women’s services. We also operate sub-acute units such as rehabilitation, skilled nursing facilities and psychiatric services, where appropriate, to meet the needs of our patients while increasing volumes and increasing care management efficiencies.

Our Health Plan Operations

       Phoenix Health Plan

                In addition to our hospital operations, we own three health plans. PHP is a prepaid Medicaid managed health plan that currently serves Maricopa, Pinal and Gila counties in the Phoenix, Arizona area. We acquired PHP in May 2001. We are able to enroll eligible patients in our hospitals into PHP or other local Medicaid managed health plans who otherwise would not be able to pay for their hospital expenses. We believe the volume of patients generated through our health plans will help attract quality physicians to the communities our hospitals serve.

                For the year ended June 30, 2008, we derived approximately $353.3 million of our total revenues from PHP. PHP had approximately 103,400 enrollees as of June 30, 2008, and derives substantially all of its revenues through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for monthly capitation payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $22.0 million. Vanguard maintains this performance guarantee on behalf of PHP in the form of surety bonds totaling $22.0 million with independent third party insurers that expire on October 1, 2008. We were also required to arrange for $2.9 million in letters of credit to collateralize our $22.0 million in surety bonds with the third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us. As a result of PHP’s new AHCCCS contract which commences on October 1, 2008, as discussed below, we currently expect a significant increase in the amount of the performance guarantee during our fiscal year ending June 30, 2009.

                Our current contract with AHCCCS commenced on October 1, 2003 and covers members in three Arizona counties: Gila, Maricopa and Pinal. In September 2007, AHCCCS executed its final one-year renewal option that effectively extended the contract through September 30, 2008. In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract will cover the existing three counties under the current contract plus an additional six Arizona counties: Apache, Coconino, Mohave, Navajo, Pima and Yavapai. We expect a significant increase in PHP membership under the new contract but are unable to determine the impact of the new contract on our future operations and cash flows at this time.

       Abrazo Advantage Health Plan

                Effective January 1, 2006, AAHP became a Medicare Advantage Prescription Drug Special Needs Plan provider under a contract with the Centers for Medicare & Medicaid Services (“CMS”). This allows AAHP to offer Medicare and Part D drug benefit coverage for Medicare members and dual-eligible members (those that are eligible for Medicare and Medicaid). PHP has historically served dual-eligible members through its AHCCCS contract. As of June 30, 2008, approximately 3,200 members were enrolled in AAHP, most of whom were previously enrolled in PHP. For the year ended June 30, 2008, we derived approximately $39.2 million of our total revenues from AAHP.

       MacNeal Health Providers

                The operations of MHP are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2008, we derived approximately $57.7 million of our total revenues from MHP. MHP generates revenues from its contracts with health maintenance organizations from whom it took assignment of capitated member lives as well as third party administration services for other providers. As of June 30, 2008, MHP had contracts in effect covering approximately 43,000 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of MHP are dependent upon health maintenance organizations in the metropolitan Chicago area continuing to assign capitated-member lives to health plans like MHP as opposed to entering into direct fee-for-service arrangements with healthcare providers.

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

                A hospital’s competitive position also depends in large measure on the quality and scope of the practices of physicians associated with the hospital. Physicians refer patients to a hospital primarily on the basis of the quality and scope of services provided by the hospital, the quality of the medical staff and employees affiliated with the hospital, the hospital’s location and the availability of modern equipment and facilities. Although physicians may terminate their affiliation with our hospitals, we seek to retain physicians of varied specialties on our medical staffs and to recruit other qualified physicians by maintaining and improving our level of care and providing quality facilities, equipment, employees and services for physicians and their patients.

                Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in recent years due primarily to consolidations of health plans and is expected to continue to increase as private and government payers and others increasingly turn to managed care organizations to help control rising healthcare costs. Our markets have experienced significant managed care penetration. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.

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

Employees and Medical Staff

                As of June 30, 2008, we had approximately 18,500 employees, including approximately 2,000 part-time employees. Approximately 1,600 of our full-time employees at our three Massachusetts hospitals are unionized.  Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

                In the industry as a whole, and particularly in our Phoenix and San Antonio service areas, there is currently a shortage of nurses and other medical support personnel. Often these nursing shortages result in our using more contract labor resources to meet increased demand especially during the peak winter months. To address the nursing shortage, we have implemented comprehensive recruiting and retention plans for nurses. As part of this plan, we have expanded our nursing school in San Antonio to attract new students and to provide options for current nurses to advance their careers. We also increased our involvement with other colleges, participated in more job fairs and recruited nurses from abroad. Our recruiting and retention plan also focuses on mentoring, flexible work hours, performance leadership training, quality of care and patient safety and competitive pay and benefits. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. However, we expect our initiatives to help stabilize our nursing resources over time.

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

Compliance Program

                We voluntarily maintain a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. The board of directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Senior Vice President of Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. Other features of our compliance program include Regional Compliance Officers who report to our Chief Compliance Officer in all four of our operating regions, initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to examine all of our payments to physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes for reimbursement from the Medicare program.

                Our compliance program also oversees the implementation and monitoring of the standards set forth by the Health Insurance Portability and Accountability Act (“HIPAA”) for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we established a second toll-free hotline dedicated to HIPAA and other privacy matters. Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our healthcare facilities and corporate compliance oversight.

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
                •  medical records and document storage;
                •  remote physician access to patient data;
                •  quality indicators;
                •  materials and asset management; and
                •  negotiating, pricing and administering our managed care contracts.

                Although we map the financial information systems from each of our hospitals to one centralized database, we do not automatically standardize our financial information systems among all of our hospitals. We carefully review existing systems at the hospitals we acquire and, if a particular information system is unable to cost-effectively meet the operational needs of the hospital, we will convert or upgrade the information system at that hospital to one of several standardized information systems that can cost-effectively meet these needs.

Professional and General Liability Insurance

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

Sources of Revenues

                Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Charges and reimbursement rates for inpatient services vary significantly depending on the type of payer, the type of service (e.g., acute care, intensive care or subacute) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

                We receive payment for patient services from:

                •  the federal government, primarily under the Medicare program;
                •  state Medicaid programs; and
                •  health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers, other private insurers and individual patients.

                The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,

Payer Source	2006	2007	2008

Medicare	28%	26%	26%
Medicaid	7	9	8
Managed Medicare(1)	N/A	13	14
Managed Medicaid(1)	N/A	7	7
Other managed care plans(1)	52	32	35
Self-pay	9	10	9
Commercial	4	3	1

Total	100%	100%	100%

____________________
(1) For the year ended June 30, 2006, managed care revenues include revenues from managed Medicare, managed Medicaid and other governmental managed plans in addition to commercial managed care plans.

                Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease. Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford health care. All of our general, acute care hospitals located in the United States are certified as health care services providers for persons covered under the Medicare and Medicaid programs. Amounts received under the Medicare and Medicaid programs are generally significantly less than established hospital gross charges for the services provided.

                Our hospitals offer discounts from established charges to certain group purchasers of healthcare services, including private insurance companies, employers, health maintenance organizations, preferred provider organizations and other managed care plans. These discount programs limit our ability to increase net revenues in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid, some private insurance plans, health maintenance organizations or preferred provider organizations, but are generally responsible for exclusions, deductibles and coinsurance features of their coverages. Due to rising healthcare costs, many payers have increased the number of excluded services and the levels of deductibles and coinsurance resulting in a higher portion of the contracted rate due from the individual patients. Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private managed care plans.

       Medicare

                Inpatient Acute Care

                Under a prospective payment system, a hospital receives a fixed payment based on the patient’s assigned diagnosis related group (“DRG”) for acute care hospital inpatient services. The DRG classifies categories of illnesses according to the estimated intensity of hospital resources necessary to furnish care for each principal diagnosis. The DRG rates for acute care hospitals are based upon a statistically normal distribution of severity. When treatments for patients fall well outside the normal distribution, providers may receive additional payments known as outlier payments. The DRG payments do not consider a specific hospital’s actual costs but are adjusted for geographic area wage differentials. Inpatient capital costs for acute care hospitals are reimbursed on a prospective system based on DRG weights multiplied by geographically adjusted federal weights.

                Pursuant to regulation, the DRG rates are supposed to be adjusted each federal fiscal year for inflation, but such adjustment has often been affected by new federal legislation. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals and entities outside of the healthcare industry in purchasing goods and services, but the percentage increases in the DRG rates have generally been lower than the actual projected increase in the cost of goods and services purchased by hospitals. Moreover, often federal legislation has lowered or potentially lowered the annual percentage increase to the DRG rates below the annual amount indicated by the “market basket index” for the year. Thus, while federal legislation provided for DRG rate increases for federal fiscal years 2007, 2008 and 2009 at the full market basket, the increases were or will be paid only if the facility has submitted data for 21 patient care quality indicators to the Secretary of Health and Human Services in federal fiscal year 2007, 30 in federal fiscal year 2008 and 42 in federal fiscal year 2009. We currently have the ability to monitor our compliance with the quality indicators and have submitted or intend to submit the quality data required to receive the full market basket pricing updates during federal fiscal years 2007, 2008 and 2009. Those hospitals not submitting data on the quality indicators received or will receive an increase equal to the market basket rate minus 2% in federal fiscal years 2007, 2008 or 2009. Consistent with federal law, CMS issued final rules in August 2006, 2007 and 2008 that increased the hospital DRG payment rates by the full market basket of 3.40% for federal fiscal year 2007, the full market basket of 3.30% for federal fiscal year 2008 and the full market basket of 3.60% for federal fiscal year 2009 for those hospitals submitting data on the required quality indicators. While we will endeavor to comply with all data submission requirements as additional requirements continue to be added, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

                In August 2006, CMS changed the methodology used to recalibrate the DRG weights from charge-based weights to cost relative weights under a three-year transition period beginning in federal fiscal year 2007. The adoption of the cost relative weights is not anticipated to have a material financial impact on us. On August 22, 2007, CMS published a final rule which adopts a two-year implementation of Medicare-Severity Diagnostic-Related Groups (“MS-DRGs”), a severity-adjusted DRG system. This change represents a refinement to the existing DRG system, and its impact on our revenues has not been significant. Additionally, CMS has imposed a documentation and coding adjustment to account for changes in payments under the new MS-DRG system that are not related to changes in case mix. Through legislative refinement, the documentation and coding adjustments for federal fiscal years 2008 and 2009 are reductions to the base payment rate of 0.6% and 0.9%, respectively. However, Congress has given CMS the ability to retrospectively determine if the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. If the levels are found to have been inadequate, CMS can impose an adjustment to payments for federal fiscal years 2010, 2011 and 2012.

                Beginning in federal fiscal year 2009, Medicare will not pay hospitals additional amounts for the treatment of certain preventable adverse events, also know as hospital-acquired conditions. The Deficit Reduction Act of 2005 required CMS to select at least two hospital-acquired conditions for which hospitals will not receive additional payment unless the conditions were present on admission to the hospital. In a final rule published on August 22, 2007, CMS selected eight such hospital-acquired conditions, three of which are classified as “serious preventable events” or “never events.” Effective October 1, 2008, cases with any of these eight hospital-acquired conditions will not be paid at a higher DRG unless the condition was present at admission. The Act also provides that CMS may revise the list of conditions from time to time, and, thus, CMS sought comment in April 2008 on adding nine additional proposed conditions. In a final rule announced on July 31, 2008, CMS selected only three of the nine proposed additional hospital-acquired conditions to be added to the eight previously selected, bringing the total to 11 hospital-acquired conditions for which, effective October 1, 2008, it will not make additional payments to hospitals. Additionally, CMS has recently issued a report proposing a value-based purchasing system, which would phase out the current quality reporting system, making a portion of hospital payments contingent on actual performance against specified measures. It is uncertain whether such a program will be implemented.

                Further realignments in the DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics.  The greater proliferation of specialty hospitals in recent years has caused CMS to focus on payment levels for such specialties. Changes in the payments received for specialty services could have an adverse effect on our revenues.

                In addition to DRG inpatient payments, in certain high-cost situations CMS makes additional payments to acute care hospitals, commonly referred to as “outlier payments”, for those DRG cases where the cost of the case exceeds the total DRG payments plus a fixed threshold amount. Historically, the Medicare program has set aside 5.1% of Medicare inpatient payments to pay for outlier cases.  During federal fiscal years 2001, 2002 and 2003, the CMS payments for outlier cases far exceeded the 5.1% set aside. As a result CMS increased the threshold amount from $16,350 at the end of federal fiscal year 2001 to as high as $33,560 for 2003. Additionally, on June 9, 2003,

CMS published a final rule substantially modifying the methodology for determining Medicare outlier payments in order to ensure that only the highest cost cases are entitled to receive additional payments under the inpatient prospective payment system. For discharges occurring on or after October 1, 2003, outlier payments are based on either a provider’s most recent tentatively settled cost report or the most recent settled cost report, whichever is from the latest cost reporting period. Previously, outlier payments had been based on the most recent settled cost report, resulting in excessive outlier payments for some hospitals. The final rule requires, in most cases, the use of hospital-specific cost to charge ratios instead of a statewide ratio. Further, outlier payments may be adjusted retroactively to recoup any past outlier overpayments plus interest or to return any underpayments plus interest. We believe that these 2003 changes to the outlier payment methodology have not and will not have a material adverse effect on our business, financial position or results of operations. Indeed, we believe that as a result of these 2003 changes to the outlier payment methodology, CMS has generally reduced the outlier threshold amounts in each year after 2003. Thus, CMS decreased the threshold in federal fiscal year 2008 to $22,650 and decreased it in federal fiscal year 2009 to $20,185. Decreasing the outlier threshold amounts has and will increase both the number of our cases that qualify for outlier payments and the amount of payments for qualifying outlier cases, compared to the “peak” year of federal fiscal year 2003 when the threshold amount was $33,560. The most recent cost reports filed for each of our facilities as of June 30, 2006, 2007 and 2008 reflected outlier payments of $5.9 million, $5.8 million and $4.3 million for those respective cost report periods.

                Outpatient

                CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS has continued to use existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers and independent diagnostic testing facilities are also reimbursed on a fee schedule.

                All services paid under the prospective payment system for hospital outpatient services are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending on the services provided, a hospital may be paid for more than one APC for a patient visit.  The APC payment rates were updated for calendar years 2006 and 2007 by the full market baskets of 3.70% and 3.40%, respectively. However, as a result of the expiration of additional payments for drugs that were being paid in calendar year 2005, for calendar year 2006 there was an effective 2.25% reduction to the market basket of 3.70%, resulting in a net market basket of 1.45%. This reduction was not applied in calendar years 2007 and 2008. In November 2007, CMS published a final rule to update outpatient prospective payment system payments for calendar year 2008 by 3.30%, which is the full market basket. In this final rule, CMS outlined the requirements for hospitals to submit quality data relating to outpatient care in order to receive the full market basket increase under the outpatient prospective payment system beginning in calendar year 2009. CMS requires that data on seven quality measures be submitted according to a data submission schedule. Hospitals that fail to submit such data will receive the market basket update minus two percentage points for the outpatient prospective payment system. We intend to submit the necessary quality data to qualify to receive the full market basket update in 2009.

                Disproportionate Share Payments

                Hospitals that treat a disproportionately large number of low-income patients (Medicare and Medicaid patients eligible to receive supplemental Social Security income) currently receive additional payments from the federal government in the form of disproportionate share payments. CMS has recommended changes to the present formula used to calculate these payments. One recommended change would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. During fiscal year 2008 all of our hospitals qualified for disproportionate share payments. During the year ended June 30, 2008, we recognized revenues of approximately $59.4 million or 2.1% of total revenues from Medicare disproportionate share reimbursement.

                Rehabilitation Units

                CMS reimburses inpatient rehabilitation hospitals and designated units pursuant to a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation facilities and units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. For federal fiscal year 2008, CMS originally updated the payment rate for inpatient rehabilitation facilities and units by the full market basket rate of 3.2%. However, subsequently, Congress passed the Medicare, Medicaid, and SCHIP Extension Act of 2007 which set the inflation update for inpatient rehabilitation facilities and units at zero percent for federal fiscal years 2008 and 2009, effective for discharges beginning on or after April 1, 2008. As of June 30, 2008, we operated three inpatient rehabilitation units within our acute care hospitals.

                Skilled Nursing Units

                Medicare has established a prospective payment system for Medicare skilled nursing units, under which the units are paid a federal per diem rate for virtually all covered services. The effect of the new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under this reimbursement system. For federal fiscal years 2008 and 2009, CMS updated the payment rate for skilled nursing units by the full market basket of 3.3% and 3.4%, respectively. As of June 30, 2008, we operated two skilled nursing units within our acute care hospitals.

                Psychiatric Units

                On November 15, 2004 CMS published a final regulation to implement a new Medicare prospective payment system for inpatient psychiatric hospitals and units. The new system replaced a cost-based payment system with a per diem prospective payment system for reporting periods beginning on or after January 1, 2005. The new system is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. The final rule included several provisions to ease the transition to the new payment system. For example, CMS phased in the new system over a three-year period so that full payment under the new system did not begin until cost report periods beginning on or after January 1, 2008. Additionally, CMS has included in the final rule a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department which all of our units qualified for. CMS increased payments to our units by 3.2% for each of the psychiatric rate years of July 1, 2007 to June 30, 2008 and July 1, 2008 to June 30, 2009.

                At the current time we continue to believe that the new psychiatric payment system will not materially negatively impact our Medicare reimbursement in respect of our psychiatric units.  As of June 30, 2008, we operated seven psychiatric units within our acute care hospitals.

                Home Health

                CMS reimburses home health agencies through a prospective payment system. Home health payment rates have been historically updated annually by either the full home health market basket, or by the home health market basket as adjusted by Congress. The increase in payment rates for calendar year 2008 was the full home health market basket increase of 3.0%. The 2008 increase, however, provides for an adjustment to the payment rates for the non-reporting of certain quality data.  Home health agencies that submit the quality data as required will receive payments based on the full home health market basket update of 3.0% for calendar year 2008.  If a home health agency does not submit the required quality data, the home health market basket percentage increase will be reduced by 2.0% and the home health agency will only receive a 1.0% update during calendar year 2008. We currently submit, and plan to continue to submit, the necessary quality data to receive the full market basket update. As of June 30, 2008, we operated two entities providing home health services.

                Contractor Reform

                CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with the Medicare Modernization Act, CMS has begun implementation of contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”). Hospital management companies like Vanguard will have the option to work with the selected MAC in the jurisdiction where a given hospital is located or to use the MAC in the jurisdiction where our home office is located. For hospital management companies, either all hospitals in the system must choose to stay with the MAC chosen for their locality or all hospitals must opt to use the home office MAC. We have filed a request for our single home office MAC to serve all of our hospitals. CMS awarded one MAC contract in 2006, and from August 2007 to June 2008 CMS awarded seven MAC contracts.

                The remaining seven MAC contracts are expected to be awarded in the second half of calendar 2008 with all implementations occurring by July 2009. All of these changes could impact claims processing functions and the resulting cash flow; however, we are unable to predict the impact that these changes could have, if any, to our cash flows.

                Wage Index

                Under Medicare’s prospective payment system, the payment rates are adjusted for the area differences in wage levels by a factor (“wage index”) reflecting the relative wage level in the geographic area compared to the national average wage level. In federal fiscal years 2007 and 2008, CMS adjusted 100% of the wage index factor for occupational mix. The redistributive impact of wage index changes was not materially adverse to our results of operations in our fiscal year ended June 30, 2008.

                Recovery Audit Contractors

                In 2005, CMS began using recovery audit contractors (“RACs”) to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) which was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. No RAC audits, however, were initiated at our Arizona or Massachusetts hospitals during the demonstration project. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS announced in March 2008 the end of the demonstration project and the commencement of the permanent program by the expansion of the RAC program to additional states beginning in the summer and fall 2008 and its plans to have RACs in place in all 50 states by 2010. Also, in March 2008 CMS initiated a process for selecting the four permanent RACs for the permanent program which are expected to be selected by CMS by September or October 2008.

                In a report issued in July 2008 CMS reported that the RACs corrected over $1 billion of Medicare improper payments from 2005 through March 2008. Roughly 96% of the improper payments ($992.7 million) were overpayments collected from providers, while the remaining 4% ($37.8 million) were underpayments repaid to providers. Of the overpayments, 85% were collected from inpatient hospital providers, and the other principal collections were 6% from inpatient rehabilitation facilities, and 4% from outpatient hospital providers.

                RACs perform post-discharge audits of medical records to identify Medicare overpayments resulting from incorrect payment amounts, non-covered services, incorrectly coded services, and duplicate services. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.

                RACs are paid a contingency fee based on the overpayments they identify and collect. Therefore, we expect that the RACs will look very closely at claims submitted by our facilities in an attempt to identify possible overpayments. Although we believe the claims for reimbursement submitted to the Medicare program by our facilities have been accurate, we cannot predict whether, once our facilities are subject to RAC audits in the future, what the result of such audits might be, but it is reasonably possible that the aggregate payments that our facilities are required to return to the Medicare program pursuant to these RAC audits may have a material adverse effect on our business, financial position, results of operations or cash flows.

       Managed Medicare

                Managed Medicare plans relate to situations where a private company contracts with CMS to provide members with Medicare benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations or private fee-for-service plans. The Medicare Modernization Act increased reimbursement to managed Medicare plans and included provisions limiting, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans has increased significantly.

        Medicaid

                Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than a hospital’s cost of services. The federal government and many states have recently adopted or are currently considering reducing the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs. Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states can be expected to adopt or consider adopting legislation designed to reduce their Medicaid expenditures.

                As to recent federal action, the Deficit Reduction Act of 2005 included Medicaid cuts in federal funding of approximately $4.8 billion over five years. Additionally, on May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership” which is estimated to reduce federal Medicaid funding from $12 to $20 billion over five years. Congress has enacted two moratoria in respect of this rule. First, Congress delayed its implementation totally until May 2008. Secondly, in June 2008 Congress delayed six of seven proposed Medicaid regulations in this final CMS rule until April 1, 2009, with only the seventh regulation concerning certain outpatient services and imposing severe restrictions on states covering children with family income levels beyond 250% of the federal poverty level under the Children’s Health Insurance Program not being delayed by this second moratorium. As a result of the moratorium on implementing the final rule, the impact on us of the final rule has not been quantified.

                Certain states in which we operate provide disproportionate share payments to hospitals that treat a disproportionately large number of low-income patients as part of their state Medicaid programs, similar to disproportionate share payments received from Medicare. During the year ended June 30, 2008, we recognized revenues of approximately $20.2 million or 0.7% of total revenues related to Medicaid disproportionate share reimbursement. These states continually assess the level of expenditures for disproportionate share reimbursement and may reduce these payments or restructure this portion of their Medicaid programs.

                The states have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems.

                Future federal or state legislation or other changes in the administration or interpretation of government health programs by the federal government or by the states in which we operate could have a material, adverse effect on our financial position and results of operations.

       Managed Medicaid

                Managed Medicaid programs relate to situations where states contract with one or more entities for patient enrollment, care management and claims adjudication. The states usually do not give up program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific.

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

        Managed Care and Other Private Insurers

                Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional volume, most of our hospitals offer discounts from established charges or prospective payment systems to these large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. However, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment rate increases of 5 to 16 percent from non-governmental managed care payers during fiscal year 2008, there can be no assurance that we will continue to receive increases in the future and that patient volumes from these payers will not be adversely affected by rate negotiations. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a slight increase in managed care utilization of inpatient days as a percentage of total inpatient days during the year ended June 30, 2008 compared to the year ended June 30, 2007.

       Self-Pay Patients

                Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, and who do not have some form of private insurance, and are, therefore, responsible for their own medical bills. We also include in our self-pay accounts those unpaid coinsurance and deductible amounts for which payment has been received from the primary payer. A significant portion of our self-pay patients are admitted through our hospitals' emergency departments and often require high-acuity treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe self-pay patient volumes and revenues have been impacted during the last two years due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance and an increased burden of coinsurance and deductibles to be made by patients instead of insurers.

                Self-pay accounts pose significant collectibility problems. At June 30, 2008, approximately 23.5% of our accounts receivable, prior to the allowance for doubtful accounts, contractual allowances and the charity care allowance, was comprised of self-pay accounts. The majority of our provision for doubtful accounts relates to self-pay patients. While our allowance for doubtful accounts and charity care allowance cover over 95% of our collecibility risks associated with self-pay receivables, we remain vulnerable to further increased self-pay utilization. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and enhancing and updating intake best practices for all of our hospitals. We developed hospital-specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services).  We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the fiscal years ended June 30, 2006, 2007 and 2008, we deducted $71.1 million, $86.1 million and $86.1 million of charity care from gross charges, respectively.

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

       Federal Healthcare Program Statutes and Regulations

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

                Anti-Kickback Statute

                A section of the Social Security Act known as the federal Anti-Kickback Statute prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, but it also includes civil money penalties of up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs.

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

                We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2008, physicians owned interests in two of our free-standing surgery centers in California and seven of our diagnostic imaging centers in Texas. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and available interpretations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect in our business, financial condition or results of operations.

                Other Fraud and Abuse Provisions

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

                Some of these provisions, including the federal Civil Monetary Penalty Law, require a lower burden of proof than other fraud and abuse laws, including the Anti-kickback Statute. Civil monetary penalties that may be imposed under the federal Civil Monetary Penalty Law range from $10,000 to $50,000 per act, and in some cases may result in penalties of up to three times the remuneration offered, paid, solicited or received. In addition, a violator may be subject to exclusion from federal and state healthcare programs. Federal and state governments increasingly use the federal Civil Monetary Penalty Law, especially where they believe they cannot meet the higher burden of proof requirements under the Anti-kickback Statute.

                The Stark Law

                The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of no more than $338 in calendar 2008 and recruitment agreements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

                CMS has issued three phases of final regulations implementing the Stark Law, which became effective on January 4, 2002, July 26, 2004 and December 4, 2007, respectively, and which created several additional exceptions and many technical changes and nuanced details. Also, as part of its annual physician fee schedule update, on July 2, 2007, CMS released a number of proposed and potentially far-reaching changes to the Stark Law regulations apparently resulting from CMS’s frustration with what it perceived as a growing number of hospital/physician joint venture arrangements that permitted physicians to profit from their referrals of ancillary services, while side-stepping or working around existing Stark Law restrictions. On July 31, 2008, CMS issued the final hospital inpatient prospective payment system rule for federal fiscal year 2009 which, in part, finalized and responded to public comments regarding some of its July 2007 proposed major changes to the Stark Law regulations to undermine many common hospital/physician joint venture models. The most far-reaching of the changes made in this final July 2008 rule will effectively prohibit, as of a delayed effective date of October 1, 2009, both "under arrangements" ventures between a hospital and any of its physicians and unit-of-service-based "per click" compensation and percentage-based compensation in office space and equipment leases between a hospital and its physicians. Hospitals will need to examine all of their “under arrangements” ventures and their space and equipment leases with physicians to identify those arrangements which violate these new Stark regulations and restructure or terminate those arrangements so identified prior to October 1, 2009. In addition, in this July 2008 final rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. There can be no assurance that the arrangements entered into by us and our facilities will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

                Similar State Laws, etc.

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

                Certain Implications of these Fraud and Abuse Laws or New Laws

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

       The Emergency Medical Treatment and Active Labor Act

                The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) was adopted by Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in substantial compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

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

                We have a substantial amount of debt. As of June 30, 2008, we had $1,537.5 million of outstanding debt, excluding letters of credit and guarantees. This represented 73.0% of our total capitalization as of June 30, 2008. The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have significant repayment obligations under our outstanding indebtedness.

                Our substantial indebtedness could:

•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;

•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

•

make us vulnerable to increases in interest rates since $324.1 million of our borrowings under our senior credit facilities as of September 1, 2008 are, and additional borrowings may be, at variable interest rates;

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

                We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and the senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Our revolving credit facility provides commitments of up to $250.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our revolving credit facility), of which $222.0 million was available for future borrowings as of September 1, 2008.  In addition, upon the occurrence of certain events, we may request an incremental term loan facility or facilities be added to our current senior credit facilities in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. We may in the future borrow all available amounts under the revolving credit facility, under the incremental term loan facility and in addition, we may borrow substantial additional indebtedness in the future under new debt agreements. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

                In addition, under the senior credit facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the senior credit facilities. In the event of default, the lenders could elect to declare all amounts borrowed under the senior credit facilities, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the senior credit facilities are senior in right of payment to the Public Notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the Public Notes.

                Our capital expenditure and acquisition strategies require substantial capital resources. The building of new hospitals and the operations of our existing hospitals and newly acquired hospitals require ongoing capital expenditures for construction, renovation, expansion and the addition of medical equipment and technology. More specifically, we may in the future be contractually obligated to make significant capital expenditures relating to the facilities we acquire. Also, construction costs to build new hospitals are substantial and continue to increase. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.

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

                A significant portion of the borrowings under our Senior Credit Facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see “Item 7A. – Quantitave and Qualitative Disclosure About Market Risks.”

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

                Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 57% of our net patient revenues for the year ended June 30, 2008. Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide and a trend that may continue if the Medicare Modernization Act increases enrollment in Medicare managed care plans. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review, including the use of hospitalists, and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. Additionally, the trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.

                Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

                Approximately 55% of our net patient revenues for the year ended June 30, 2008 came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.

                On August 22, 2007, CMS issued a final rule for federal fiscal year 2008 for the hospital inpatient prospective payment system. This rule adopts a two-year implementation of MS-DRGs, a severity-adjusted DRG system. This change represents a refinement to the existing DRG system, and its impact on our revenues has not been significant. Realignments in the DRG system could impact the margins we receive for certain services. This rule provides for a 3.3% market basket update for hospitals that submit certain quality patient care indicators and a 1.3% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all our hospitals. Medicare payments to hospitals in federal fiscal year 2008 will be reduced by 0.6% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the MS-DRG system. This “documentation and coding adjustment” will increase to 0.9% for federal fiscal year 2009. However, Congress has given CMS the ability to retrospectively determine if the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. If the levels are found to have been inadequate, CMS can impose an adjustment to payments for federal fiscal years 2010, 2011 and 2012. This evaluation of changes in case-mix based on actual claims data may yield a higher documentation and coding adjustment thereby potentially reducing our revenues and impacting our results of operations in ways that cannot be quantified at this time. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those payment rates if any other payers adopt MS-DRGs.

                DRG rates are updated and DRG weights are recalibrated each federal fiscal year. The index used to update the market basket gives consideration to the inflation experienced by hospitals and entities outside the healthcare industry in purchasing goods and services. Congressional legislation provides for DRG increases using the full market basket if data for certain patient care quality indicators is submitted quarterly to CMS, and using the market basket minus two percentage points if such data is not submitted. While we will endeavor to comply with all data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all of our hospitals.

                The federal government and many states have recently adopted or are currently considering reducing the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Since states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, a number of states have adopted, or are considering adopting, legislation designed to reduce their Medicaid expenditures. The Deficit Reduction Act of 2005 includes federal Medicaid cuts of approximately $4.8 billion over five years. Additionally, on May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership” which is estimated to reduce federal Medicaid funding from $12 to $20 billion over five years.  Congress has enacted two moratoria in respect of this rule. First, Congress delayed its implementation totally until May 2008. Secondly, in June 2008 Congress delayed six of seven proposed Medicaid regulations in this final CMS rule until April 1, 2009, with only the seventh regulation concerning certain outpatient services and imposing severe restrictions on states covering children with family income levels beyond 250% of the federal poverty level under the Children’s Health Insurance Program not being delayed by this second moratorium. As a result of the moratorium on implementing the final rule, the impact on us of the final rule has not been quantified. States have also adopted, or are considering adopting, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

                Our ability to negotiate favorable contracts with managed care plans significantly affects the revenues and operating results of most of our hospitals. Approximately, 56% of our net patient revenues for the year ended June 30, 2008 came from managed care plans including managed Medicare and managed Medicaid plans. Managed care payers increasingly are demanding discounted fee structures, and the trend toward consolidation among managed care plans tends to increase their bargaining power over fee structures. Reductions in price increases or the amounts received from managed care plans could have a material adverse effect on our financial position and results of operations.

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

                CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. In addition, in July 2007 CMS proposed far-reaching changes to the regulations implementing the Stark Law that would further restrict the types of arrangements that hospitals and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. On July 31, 2008, CMS issued a final rule which, in part, finalized and responded to public comments regarding some of its July 2007 proposed major changes to the Stark Law regulations to undermine many common hospital/physician joint venture models. The most far-reaching of the changes made in this final July 2008 rule will effectively prohibit, as of a delayed effective date of October 1, 2009, both "under arrangements" ventures between a hospital and any of its physicians and unit-of-service-based "per click" compensation and percentage-based compensation in office space and equipment leases between a hospital and its physicians. Hospitals will need to examine all of their “under arrangements” ventures and their space and equipment leases with physicians to identify those arrangements which violate these new Stark regulations and restructure or terminate those arrangements so identified prior to October 1, 2009. In addition, in this July 2008 final rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. We cannot assure you that the arrangements entered into by our hospitals will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

                Additionally, if we violate the Anti-kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the False Claims Act, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.

                If we fail to comply with the Anti-kickback Statute, the Stark Law, the False Claims Act or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state health care programs and, for violations of certain laws and regulations, criminal penalties. See Item 1, “Business — Governmental Regulation and Other Factors.”

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

                The laws, rules and regulations described above are complex and subject to interpretation. If we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed. For a more detailed discussion of the laws, rules and regulations described above, see Item 1, “Business – Government Regulation and Other Factors.”

                Some of our hospitals will be required to submit to CMS information on their relationships with physicians and this submission could subject such hospitals and us to liability.

                CMS announced in 2007 that it intends to collect information on ownership, investment and compensation arrangements with physicians from 500 (pre-selected) hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”) from each selected hospital. CMS also indicated that at least 10 of our hospitals will be among these 500 hospitals required to submit a DFRR because these 10 hospitals did not respond to CMS’ voluntary survey instrument on this topic purportedly submitted to these hospitals via email by CMS in 2006. CMS intends to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period (currently expected to be the cost reporting periods of these hospitals ending in 2006), and CMS has indicated it may share this information with other government agencies and with Congressional committees.  Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the hospitals. However, in July 2008 CMS announced that, based on its further review and expected further public comments on this matter, CMS may decide in the future to decrease (but not increase) the number of hospitals to which it will send the DFRR below the 500 hospitals originally designated.

                Once a hospital receives this request for a DFRR, the hospital will have 60 days to compile a significant amount of information relating to its financial relationships with physicians. The hospital may be subject to civil monetary penalties of up to $10,000 per day if it is unable to assemble and report this information within the required timeframe or if CMS or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law.

                Also, while in 2007 CMS had announced that it was contemplating proposing a regular financial disclosure process that would apply in the future to all Medicare participating hospitals, in July 2008 CMS announced that, based upon public comments previously received, it was not adopting a regular reporting or disclosure process at that time, and, thus, CMS said the DFRR will initially be used as a one-time collection effort. However, CMS also said in July 2008 that, depending on the information received from the initial DFRR process and other factors, it may propose future rulemaking to use the DFRR or some other instrument as a periodic or regular collection instrument. Thus, even if one of our hospitals does not receive the DFRR survey as part of the initial up to 500 selected hospitals, we expect that all of our hospitals will possibly have to report similar information to CMS in the future.

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

                As an element of our corporate compliance program and our internal compliance audits, from time to time we make voluntary disclosures and repayments to the Medicare and Medicaid programs and/or to the federal and/or state regulators for these programs in the ordinary course of business. At the current time, we know of no active investigations by any of these programs or regulators in respect of our disclosures or repayments. All of these voluntary actions on our part could lead to an investigation by the regulators to determine whether any of our facilities have violated the Stark Law, the Anti-Kickback Statute, the False Claims Act or similar state law. Either an investigation or initiation of administrative or judicial actions could result in a public announcement of possible violations of the Stark Law, the Anti-Kickback Statute or the False Claims Act or similar state law. Such determination or announcements could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

                Additionally, several hospital companies have in recent years been named defendants in class action litigation alleging, among other things, that their charge structures are fraudulent and, under state law, unfair or deceptive practices, insofar as those hospitals charge insurers lower rates than those charged to uninsured patients. We cannot assure you that we will not be named as a defendant in litigation of this type. Furthermore, the outcome of these suits may affect the industry standard for charity care policies and any response we take may have a material adverse effect on our financial results.

                In June 2006 we and two other hospital systems operating in San Antonio, Texas had a putative class action lawsuit brought against all of us alleging that we and the other defendants has conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the competing hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws.  See  “Item 3- Legal Proceedings” for further discussion of this litigation. On the same day that this litigation was brought against us and two other hospital systems in San Antonio, substantially similar class action litigation was brought against multiple hospitals in three other cities.

                Competition from other hospitals or healthcare providers (especially specialty hospitals) may reduce our patient volumes and profitability.

                The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, we believe the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly in recent years. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition from physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. Also, we anticipate that the number of physician-owned specialty hospitals may increase as CMS has ended a moratorium on the Medicare enrollment of such hospitals. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See Item 1, “Business - Competition.”

                In 2005, CMS began making public performance data related to 10 quality measures that hospitals submit in connection with their Medicare reimbursement. In February 2006, federal legislation was enacted to expand and provide for the future expansion of the number of quality measures that must be reported. For federal fiscal year 2008, CMS requires hospitals to report 30 measures of inpatient quality of care to avoid a 2% point reduction in their market basket update. For the federal fiscal year 2009 payment update, CMS will require hospitals to report 42 inpatient quality measures to avoid a 2% point reduction in their market basket update. CMS is also requiring that seven measures of outpatient quality of care be reported during federal fiscal year 2008 to receive the full market basket update for outpatient services in federal fiscal year 2009. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures, patient volumes could decline. Also, the additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

                PHP also faces competition within the Arizona markets that it serves. As in the case of our hospitals, some of our competitors in these markets are owned by governmental agencies or not-for-profit corporations that have greater financial resources than we do. Other competitors have larger membership bases, are more established and have greater geographic coverage areas that give them an advantage in competing for a limited pool of eligible health plan members. The revenues we derive from PHP could significantly decrease if new plans operating under

AHCCCS enter these markets or other existing AHCCCS plans increase their number of enrollees. Moreover, a failure to attract future enrollees may negatively impact our ability to maintain our profitability in these markets.

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

                The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flows to a greater extent than during fiscal year 2008. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

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

                Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased from 11.2% during fiscal 2006 to 12.0% during fiscal 2007 and to 12.5% during fiscal 2008. Our self pay discharges as a percentage of total discharges have not fluctuated significantly during our past three fiscal years. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay volumes and revenues, our results of operations could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

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

                Most physicians at our hospitals also have admitting privileges at other hospitals. Our efforts to attract and retain physicians are affected by our managed care contracting relationships, national shortages in some specialties, such as anesthesiology and radiology, the adequacy of our support personnel, the condition of our facilities and medical equipment, the availability of suitable medical office space and federal and state laws and regulations prohibiting financial relationships that may have the effect of inducing patient referrals. If facilities are not staffed with adequate support personnel or technologically advanced equipment that meets the needs of patients, physicians may be discouraged from referring patients to our facilities, which could adversely affect our profitability.

                In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of June 30, 2008, we employed 196 practicing  physicians.  The deployment of a physician employment strategy includes increased salary costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy.

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

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including nurses and other non-

physician healthcare professionals. In the healthcare industry generally, including in our markets, the scarcity of nurses and other medical support personnel has become a significant operating issue. This shortage may require us to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel. We also depend on the available labor pool of semi-skilled and unskilled employees in each of the markets in which we operate. In addition, to the extent that a significant additional portion of our employee base unionizes, or attempts to unionize, our labor costs could increase materially. If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because approximately 90% of our net patient revenues for the year ended June 30, 2008, consisted of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

                The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities remains volatile. Successful malpractice or tort claims asserted against us, our physicians or our employees could materially adversely affect our financial condition and profitability.

                Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred during the period June 1, 2002 to May 31, 2006, we maintained all of our professional and general liability insurance through this captive insurance subsidiary in respect of losses up to $10.0 million per occurrence. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and our captive subsidiary insures the next $1.0 million per occurrence. We have also purchased an umbrella excess policy for professional and general liability insurance for the period June 1, 2008 to May 31, 2009 with unrelated commercial carriers. This policy covers losses in excess of $10.0 million per occurrence up to $75.0 million, but is limited to total annual payments of $65.0 million in the aggregate. While our premium prices have declined during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition could be materially adversely affected.

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

                We anticipate employing over 90 additional physicians during our fiscal year 2009. Such a significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods.

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

                Among our operations as of June 30, 2008, five hospitals and various related healthcare businesses were located in San Antonio, Texas; five hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; and three hospitals and related healthcare businesses were located in Massachusetts. For the year ended June 30, 2008, our total revenues were generated as follows:

Year Ended June 30, 2008

San Antonio	32.1%
Massachusetts	19.7
Metropolitan Phoenix, excluding Phoenix Health Plan and Abrazo Advantage Health Plan	18.8
Phoenix Health Plan and Abrazo Advantage Health Plan	14.1
Metropolitan Chicago (1)	14.9
Other	0.4

____________________	100.0%
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

                For the year ended June 30, 2008, PHP generated approximately 12.7% of our total revenues. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective healthcare providers;
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences

                Our new contract with AHCCCS begins October 1, 2008 and expires September 30, 2011 and could result in significant membership growth in geographic areas in which we did not provide services under our previous AHCCCS contract that could increase our risk. The new contract is terminable without cause on 90 days’ written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. If our AHCCCS contract is terminated, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary cuts or other political factors, our results of operations could be adversely affected.

                For the year ended June 30, 2008, AAHP generated 1.4% of our total revenues. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible enrollees on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2008. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.

                We are dependent on our senior management team and local management personnel, and the loss of the services of one or more of our senior management team or key local management personnel could have a material adverse effect on our business.

                The success of our business is largely dependent upon the services and management experience of our senior management team, which includes Charles N. Martin, Jr., our Chairman and Chief Executive Officer; Kent H. Wallace, our President and Chief Operating Officer; Keith B. Pitts, our Vice Chairman, Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer; and Joseph D. Moore, Executive Vice President. In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.

                Changes in legislation may significantly reduce government healthcare spending and our revenues.

                Governmental healthcare programs, principally Medicare and Medicaid, accounted for 55% of our net patient revenues (including managed Medicare and managed Medicaid programs) for both the years ended June 30, 2007 and 2008. In recent years, legislative changes have resulted in limitations on and, in some cases, reductions in levels of, payments to healthcare providers for certain services under many of these government programs. Further, legislative changes have altered the method of payment for various services under the Medicare and Medicaid programs. We believe that hospital operating margins across the country, including ours, have been and may continue to be under pressure because of limited pricing flexibility and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. DRA 2005 passed in February 2006 reduces federal funding for Medicare and Medicaid by approximately $11 billion over the next five years. In addition, a number of states are experiencing budget problems and have adopted or are considering legislation designed to reduce their Medicaid expenditures and to provide universal coverage and additional care, including enrolling Medicaid recipients in managed care programs and imposing additional taxes on hospitals to help finance or expand states’ Medicaid systems.

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

                We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including most significantly nurses and other non-physician healthcare professionals. In the healthcare industry generally, including in our markets, the national shortage of nurses and other medical support personnel has become a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have voluntarily raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel.  In addition, union-mandated or state-mandated nurse-staffing ratios significantly affect not only labor costs, but may also cause us to limit patient admissions with a corresponding adverse effect on revenues if we are unable to hire the appropriate number of nurses to meet the required ratios. While we do not currently operate in any states with mandated nurse-staffing ratios, the states in which we operate could adopt mandatory nurse-staffing ratios at any time. In those instances where our nurses are unionized, it is our experience that new union contracts often impose significant new additional staffing ratios by contract on our hospitals. This was the case with the increased staffing ratios imposed on us in our union contract with our nurses at Saint Vincent Hospital in Worcester, Massachusetts negotiated in 2007. In addition, to the extent that a significant additional portion of our employee base unionizes, or attempts to unionize, our labor costs could increase materially, especially if the newly unionized employees are nurses. If our labor costs continue to increase, we may not be able to raise our payer reimbursement levels to offset these increased costs, including the significantly increased costs that we will incur for wage increases and nurse-staffing ratios under our new union contract with our nurses at Saint Vincent Hospital.  Because substantially all of our net patient revenues consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.

                Compliance with section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors’ confidence in our internal control over financial reporting.

                Section 404 of the Sarbanes-Oxley Act of 2002 (the “404 Act”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report beginning with our fiscal year ended June 30, 2008. The 404 Act also requires our independent auditors to opine on our internal control over financial reporting beginning with our fiscal year ending June 30, 2010. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under the 404 Act as of June 30, 2008. However, we can not assure you that the conclusions reached by management in its June 30, 2010 report will be the same as those reached by our independent auditors in its report. Failure on our part to comply with the 404 Act may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

                A failure of our information systems would adversely affect our ability to properly manage our operations.

                We rely on our advanced information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

•	patient accounting, including billing and collection of patient service revenues;
•	financial, accounting, reporting and payroll;
•	coding and compliance;
•	laboratory, radiology and pharmacy systems;
•	remote physician access to patient data;
•	negotiating, pricing and administering managed care contracts; and
•	monitoring quality of care.

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

                We may decide to construct an additional hospital or hospitals in the future or construct additional major expansion projects to existing hospitals in order to achieve our growth objectives. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:

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

                The cost of construction materials and labor has significantly increased over the past year as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber due to multiple factors. Increases in oil and gas prices have increased costs for oil-based products and for transporting materials to job sites. As we continue to invest in modern technologies, emergency rooms and operating room expansions, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds our cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.

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

                Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2008, we had approximately $689.2 million of goodwill recorded on our financial statements. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our Chicago hospitals to their fair values. If the carrying value of our goodwill is further impaired, we may incur an additional material non-cash charge to earnings.

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

                As of June 30, 2008, we leased approximately 53,200 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.

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

                Medicare Secondary Payor Act Litigation - Brockovich, on behalf of the United States of America v. Vanguard Health Systems, Inc., et al. Case No. SACV06-547 JVS(MLGx) (United States District Court, Central District of California, Southern Division, filed June 9, 2006)

                In June 2006, Plaintiff Erin Brockovich, purportedly on behalf of the United States of America, filed a civil complaint in United States District Court in California claiming our violation of the Medicare Secondary Payer Act. In the complaint plaintiff alleged that we have inappropriately received and retained reimbursement from Medicare for treatment given to certain unidentified patients of our facilities whose injuries were caused by us as a result of unidentified and unadjudicated incidents of medical malpractice. Also, in June 2006 this same plaintiff filed identical lawsuits against more than 20 other companies that own hospitals and convalescent homes in California. In the case against us, plaintiff is seeking damages of twice the amount that defendants were allegedly obligated to pay or reimburse Medicare in connection with the treatment in question under the Medicare Secondary Payor Act, plus interest, together with plaintiff’s costs and fees, including attorneys’ fees. On July 25, 2006, we filed with the court a motion to dismiss this litigation (1) for failure to state a claim in so far as plaintiff has no standing to bring this action since she alleges no injury to herself as a result of our alleged acts and (2) for failure to state a cause of action since no court has ever held that claims may be brought under the Medicare Secondary Payer Act based upon unadjudicated and unidentified tort claims. On October 24, 2006, the United States District Court granted our July 25, 2006 motion to dismiss this litigation on the grounds that plaintiff Erin Brockovich lacked constitutional standing to bring this action. The District Court dismissed the litigation with prejudice because the deficiencies could not be cured by amendment of plaintiff’s compliant. On November 17, 2006, plaintiff appealed the District Court’s order dismissing this litigation to the United States Court of Appeals for the Ninth Circuit. On June 10, 2008, the Ninth Circuit granted plaintiff’s motion for voluntary dismissal of this appeal which has terminated this litigation.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of stockholders during the fourth quarter ended June 30, 2008, except that the holders of 100% of our outstanding common stock approved Amendments 4 and 5 to our 2004 Stock Incentive Plan pursuant to a written consent dated May 6, 2008. These Amendments increased the total number of our shares which may be issued under the Plan from 98,120 to 101,117 and expanded participants in the Plan from solely our employees to also our non-employed directors and those natural persons who perform services for us like consultants.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

                There is no established public trading market for our common stock.  At September 1, 2008, there were five holders of record of our common stock.  These holders are VHS Holdings LLC and four investment funds affiliated with Blackstone.

                We have not declared or paid any dividends on its common stock in its two most recent fiscal years.  We intend to retain all current and foreseeable future earnings to support operations and finance expansion.  Our senior secured credit facility and the indentures governing our long-term indebtedness restrict our ability to pay cash dividends on our common stock.

                There have been no unregistered sales of our equity securities during the quarter ended June 30, 2008.

                Information regarding our equity compensation plans is set forth in this report under “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”, which information is incorporated herein by reference.

Item 6.    Selected Financial Data.

                The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2008 (including the predecessor and successor periods). The selected historical financial data as of and for the predecessor year ended June 30, 2004, the combined predecessor and successor year ended June 30, 2005 and the years ended June 30, 2006, 2007 and 2008 were derived from our audited consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. Comparability of the selected historical financial and operating data has been impacted by the timing of acquisitions completed during fiscal 2005. Dispositions completed during fiscal 2006 and 2007 have been excluded from all periods presented. See “Executive Overview” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Predecessor Year Ended June 30, 2004	Combined Basis Year Ended June 30, 2005	Year Ended June 30, 2006	Year ended June 30, 2007	Year ended June 30, 2008	Predecessor July 1, 2004 through September 22, 2004	Successor September 23, 2004 through June 30, 2005

	(Dollars in millions, except Operating Data)
Statement of Operations Data:
Total revenues	$1,583.1	$2,037.3	$2,418.6	$2,580.7	$2,790.7	$397.9	$1,639.4
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.1, $97.4, $1.7, $1.2, $2.5, $96.7 and $0.7, respectively)	633.5	909.2	991.4	1,067.9	1,152.7	248.2	661.0
Supplies	253.2	336.8	394.1	421.8	434.5	63.7	273.1
Medical claims expense	211.8	237.2	270.3	297.0	328.2	55.0	182.2
Provision for doubtful accounts	104.7	133.0	156.8	175.2	205.6	27.8	105.2
Other operating expenses	222.0	288.8	353.0	375.0	405.8	57.3	231.5
Depreciation and amortization	58.8	75.7	100.3	118.6	131.0	16.0	59.7
Interest, net	41.4	82.3	103.8	123.8	122.1	9.0	73.3
Debt extinguishment costs	4.9	62.2	0.1	—	—	62.2	—
Minority interests	(2.5)	(0.3)	2.6	2.6	3.0	(0.5)	0.2
Merger expenses	—	23.3	—	—	—	23.1	0.2
Impairment loss	—	—	—	123.8	—	—	—
Other expenses	(2.3)	3.6	6.5	0.2	6.5	0.4	3.2

Subtotal	1,525.5	2,151.8	2,378.9	2,705.9	2,789.4	562.2	1,589.6

Income (loss) from continuing operations before income taxes	57.6	(114.5)	39.7	(125.2)	1.3	(164.3)	49.8
Income tax expense (benefit)	21.9	(34.7)	17.8	(11.6)	1.7	(52.2)	17.5

Income (loss) from continuing operations	35.7	(79.8)	21.9	(113.6)	(0.4)	(112.1)	32.3
Income (loss) from discontinued operations, net of taxes	4.4	1.7	(9.0)	(19.1)	(0.3)	1.4	0.3

Net income (loss)	40.1	(78.1)	12.9	(132.7)	(0.7)	(110.7)	32.6
Preferred dividends	(4.0)	(1.0)	—	—	—	(1.0)	—

Net income (loss) attributable to common stockholders	$36.1	$(79.1)	$12.9	$(132.7)	$(0.7)	$(111.7)	$32.6

Balance Sheet Data:
Assets	$1,427.8	$2,471.7	$2,650.5	$2,538.1	$2,582.3		$2,471.7
Long-term debt, including current portion	623.5	1,357.1	1,519.2	1,528.7	1,537.5		1,357.1
Payable-in-Kind Preferred Stock	61.0	—	—	—	—		—
Working capital	162.7	77.7	193.0	156.4	217.8		77.7

Other Financial Data:
Capital expenditures	$136.1	$224.2	$275.5	$164.3	$121.6	$27.1	$197.1
Cash provided by operating activities	109.0	201.8	149.3	123.3	173.1	78.8	123.0
Cash used in investing activities	(225.1)	(324.3)	(245.4)	(118.5)	(143.8)	(50.0)	(274.3)
Cash provided by (used in) financing activities	139.0	151.6	140.5	(8.3)	(7.8)	(20.0)	171.6

Operating Data-continuing operations: (unaudited)
Number of hospitals at end of period	12	15	15	15	15
Number of licensed beds at end of period (a)	3,133	3,907	3,937	4,143	4,181
Discharges (b)	126,356	147,798	162,446	166,873	169,668
Adjusted discharges - hospitals (c)	186,464	231,322	261,056	264,698	270,076
Net revenue per adjusted discharge – hospitals (d)	$6,455	$6,859	$7,319	$7,766	$8,110
Patient days (e)	519,589	623,333	701,307	721,832	734,838
Adjusted patient days – hospitals (f)	766,760	975,593	1,127,024	1,144,989	1,169,710
Average length of stay (days) (g)	4.1	4.2	4.3	4.3	4.3
Inpatient surgeries (h)	29,816	33,424	36,606	37,227	37,538
Outpatient surgeries (i)	54,180	67,944	76,437	76,606	73,339
Emergency room visits (j)	430,794	504,172	554,250	572,946	588,491
Occupancy rate (k)	45.5%	48.5%	49.2%	48.2%	48.5%
Average daily census (l)	1,420	1,708	1,921	1,978	2,008
Member lives (m)	142,200	146,700	146,200	145,600	149,600
Medical claims expense percentage (n)	72.1%	71.1%	72.1%	74.0%	72.9%

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

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

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(i)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(j)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(k)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(l)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(m)	Member lives represent the total number of enrollees in PHP, AAHP and MHP as of the end of the respective period.

(n)	Medical claims expense percentage is calculated by dividing medical claims expense by premium revenues.

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

Executive Overview

                As of June 30, 2008, we owned and operated 15 hospitals with a total of 4,181 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. On October 1, 2006, we sold our three California hospitals with combined 491 licensed beds to subsidiaries of Prime Healthcare, Inc. for a base purchase price of $44.0 million, prior to adjustments for working capital items included in the sale and transaction expenses.  The operating results of the California hospitals are classified as discontinued operations in our consolidated statements of operations for all periods presented. In June 2007, we ceased providing acute care services at Phoenix Memorial Hospital (“PMH”) and began leasing certain floors of the building to various third party healthcare providers. As a result, the acute care operating results of PMH are also classified as discontinued operations in our consolidated statements of operations for all periods presented.

                As of June 30, 2008, we also owned three health plans as set forth in the following table.

Health Plan	Location	June 30, 2008 Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	103,400
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,200
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	43,000

		149,600

                Our objective is to provide high-quality, cost-effective healthcare services through an integrated delivery platform serving the needs of the communities in which we operate.  We focus our business development efforts and operations on hospitals and other related healthcare facilities where we see an opportunity to improve operating performance and profitability and increase market share.

Operating Environment

                We believe that the operating environment for hospital operators is currently undergoing a significant change that presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must adapt our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require continued focus on quality of care initiatives.  As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. In the following paragraphs we discuss some of the challenges that we currently face and that we expect to become more prominent during the foreseeable future.

       Pay for Performance Reimbursement

                Many payers, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2009, Medicare expanded the number of quality measures to be reported to 42 compared to 30 during federal fiscal year 2008, 21 during federal fiscal year 2007 and 10 during federal fiscal year 2006. These measures include risk-adjusted outcomes measures such as 30-day mortality measures for patients who suffered a heart attack, heart failure or pneumonia; additional measures related to patients who undergo surgical procedures such as hospital-acquired infections data; and several patient satisfaction indicators. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  We have implemented clinical systems upgrades to enable us to report these measures and will continue to invest in further upgrades as necessary to comply with reporting requirements.

                While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. For example, on April 13, 2007, CMS proposed reforms in the hospital inpatient prospective payment system that would implement a provision of the Deficit ReductionAct of 2005 (“DRA”) that takes the first steps towardpreventing Medicare from giving hospitals higher payment for theadditional costs of treating a patient that acquires a medical condition(including an infection) during a hospital stay. The DRA required CMS to select at least two conditions that are (1) high cost, high volume or both; (2) assigned to a higher rate of reimbursement when present as a secondary diagnosis; and (3) are reasonablypreventable through application of evidence-based guidelines. These rules were adopted in August 2007. Under the rules, beginning in federal fiscal year 2009 (which commences October 1, 2008) cases with these conditions would not be paid at a higher reimbursement rate unless they were present on admission. The initial rules identified eight conditions, including three serious preventable events (sometimes called “never events”), that meet the statutory criteria. In April 2008, CMS proposed expanding the current list of eight hospital-acquired conditions to seventeen for federal fiscal year 2009. Thus, our ability to demonstrate quality of care in our hospitals could significantly impact our future operating results.

       Physician Integration

                Our ability to attract skilled physicians to our hospitals is critical to our success. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To achieve our recruitment goals, we expect to recruit over 140 new physicians to the communities served by our hospitals during our fiscal year June 30, 2009 through employment agreements, relocation agreements or physician practice acquisitions. We have invested heavily in the infrastructure necessary to coordinate our physician recruitment strategies and manage our physician operations. The costs associated with recruiting, integrating and managing such a large number of new physicians will have a negative impact on our operating results and cash flows during our fiscal year ended June 30, 2009. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term. The perceived quality of care at our hospitals will be a key determining factor in whether these physicians agree to partner with us. Similar to hospital reimbursement, payers are developing plans to transform physician reimbursement to a pay for performance basis. In a hospital setting, many of the quality measures that apply to nursing care also apply to physician care. This interdependence aligns the quality of care focus of physicians and hospitals in order that both can receive equitable compensation for services provided.

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

       Nursing Salary Pressures

                In order to demonstrate high quality services, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. Given the nationwide nursing shortage and the particular limited nursing availability in the Phoenix area, we expect continued pressures on nursing salaries and benefits. These pressures include higher than normal base wage increases, flexible working hours and other benefits and higher nurse to patient ratios necessary to improve quality of care. Our clinical quality initiatives also require additional nurse training programs that increase salaries and benefits costs. We have incurred and will continue to incur significant training costs as nurses learn to utilize our new information technology tools that allow us to monitor and report quality performance indicators. Becoming the employer of choice for nurses requires upfront human resource investments that could negatively affect operating results in the short-term. We may also be limited in our ability to adjust staffing levels in periods of lower than expected volumes. However, we expect that reducing turnover and improving the skill sets of our nurses will reduce our reliance on contract labor and result in improved quality of care and increased revenues in the long-term.

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

                We operate the Baptist Health System School of Health Professions (“SHP”) in San Antonio, which offers seven different healthcare educational programs with its greatest enrollment in its professional nursing program. The SHP trains approximately 450 students each year in San Antonio. The majority of these students have historically chosen permanent employment with our hospitals. SHP expects its enrollment to increase by approximately 10% for fall 2008 compared to fall 2007. We have begun the application process to transition SHP’s current diploma program to a degree granting program that we expect will be more attractive to potential students. Some of the students are provided with Vanguard-funded scholarships that cover tuition, books and fees in return for a commitment to work at one of our hospitals for a defined period of time. Should we be unsuccessful in our attempts to maintain adequate nursing staff for our present and future needs, our future operating results could be materially adversely impacted.

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

        Implementation of our Clinical Quality Initiatives

                In the previous paragraphs we discuss the industry trends that are integral to our future success and how quality of care is the most important component in achieving success in those areas. While we are in the middle stages of implementing our expanded clinical quality initiatives, we believe that the following programs currently in place represent key building blocks to the implementation of a successful strategy.

•	Monthly review of the 30 quality indicators prescribed by CMS for federal fiscal year 2008 with further expansion for new quality indicators set forth by CMS for upcoming federal fiscal year 2009
•	Rapid response teams in place at all of our hospitals to provide more timely and efficient care
•	Hourly nursing rounds in place at most of our hospitals

•	Engagement of an external group to conduct unannounced mock Joint Commission surveys
•	Alignment of hospital management incentive compensation with quality performance indicators
•	Additional staffing to collect and report quality information and to facilitate action plans to address areas for improvement
•	Common information system in place at all hospitals to report quality indicators
•

Common information system at departmental level to achieve efficiencies in delivering care and to feed data to the common reporting system (ancillary department and physician portal components implemented, with remaining patient care and advanced physician components to be implemented in stages during the next three years)

•	Formation of Physician Advisory Councils at each of our hospitals to align the quality goals of our hospitals with the physicians who practice in our hospitals

Revenue/Volume Trends

                Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate payment rates for these services with third party payers.

       Sources of Revenues

                The primary sources of our revenues include various managed care payers including managed Medicare and Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and the patients themselves. We are typically paid much less than our gross charges regardless of the payer source. Revenues from governmental programs are based upon complex reimbursement methodologies that require us to extensively monitor compliance with regulations including billing, coding and cost reimbursement items. These regulations change frequently and require us to adjust our processes, procedures and information systems in order to ensure that we bill these programs correctly and record related revenues appropriately. Revenues from managed care programs are typically based on contractually-stated rates or discounts we have negotiated with the various managed care plans. The contracts often contain exclusions, carve-outs, performance criteria and other guidelines that also require our constant focus and attention. Private patients who are members of managed care plans are not required to pay us for their healthcare services other than the coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. A more detailed description of these revenue sources is set forth in Part I, Item I, “Business”, “Reimbursement for Services Provided” in this document.

                The following table sets forth the percentages of net patient revenues by payer for the years ended June 30, 2006, 2007 and 2008.

	Year ended June 30,

	2006	2007	2008

Medicare	28.2%	26.4%	26.2%
Medicaid	7.1%	8.6%	7.6%
Managed Medicare (1)	n/a	12.8%	14.0%
Managed Medicaid (1)	n/a	7.5%	7.5%
Managed care	51.2%	32.0%	35.0%
Self pay	9.2%	9.7%	8.6%
Other	4.3%	3.0%	1.1%

Total	100%	100.0%	100.0%

____________________
(1)  Managed Medicare and Managed Medicaid net patient revenues were not separately identifiable and are included in managed care net patient revenues for the year ended June 30, 2006.

        Volumes by Payer

                During the years ended June 30, 2007 and 2008, we experienced a 2.7% and 1.7% increase in discharges from continuing operations and a 1.4% and 2.0% increase in hospital adjusted discharges from continuing operations, respectively. The following table provides details of discharges from continuing operations by payer for the years ended June 30, 2006, 2007 and 2008.

	Year ended June 30,

	2006		2007		2008

Medicare	47,352	29.2%	46,452	27.8%	47,040	27.7%
Medicaid	20,514	12.6%	22,518	13.5%	20,195	11.9%
Managed Medicare (1)	n/a	n/a	23,339	14.0%	26,040	15.3%
Managed Medicaid (1)	n/a	n/a	18,579	11.1%	19,893	11.7%
Managed care	87,910	54.1%	48,481	29.1%	50,040	29.5%
Self pay	5,169	3.2%	6,181	3.7%	5,854	3.5%
Other	1,501	0.9%	1,323	0.8%	606	0.4%

Total	162,446	100.0%	166,873	100.0%	169,668	100.0%

____________________
(1)  Managed Medicare and Managed Medicaid discharges were not separately identifiable and are included in managed care discharges for the year ended June 30, 2006.

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

                Traditional Medicare volumes have shifted to managed Medicare volumes during the current year period. These shifts have resulted in increased bad debts and increased exposure to collection risks for patient co-insurance and deductible amounts, which are subject to cost reimbursement under the traditional Medicare program but not under many managed Medicare plans. Our operating results were positively impacted by the lower combined Medicaid and managed Medicaid volumes and higher managed care volumes during the current year compared to the prior year.

        Payer Reimbursement Trends

                In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted hospital discharge from continuing operations was $7,319, $7,766 and $8,110 for the years ended June 30, 2006, 2007 and 2008, respectively. Net patient revenue per adjusted hospital discharge would have been $7,718 for the year ended June 30, 2007 absent the Texas upper payment limit (“UPL”) revenues recorded during fiscal 2007 that were not recorded during fiscal 2008. The Texas UPL program is discussed further below. These increases reflect improved reimbursement for services provided under negotiated managed care contracts and improved Medicare reimbursements. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

                During fiscal 2007 we were approved to receive payments under the Bexar County, Texas UPL Medicaid program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. During fiscal 2007 we recorded UPL-related revenues and income from continuing operations before income taxes of $11.6 million and $6.0 million, respectively, that related to services provided during fiscal 2006 and prior. We received a total cash payment of $18.7 million in April 2007, representing amounts earned under the UPL program for all periods through March 31, 2007. Since the beginning of our participation with this Texas UPL program, we have recognized $25.6 million of revenues and $11.6 million of income from continuing operations before income taxes directly related to the program. CMS began reviewing the operations of this private hospital UPL program after the state of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid UPL payment programs. In October 2007, the state of Texas halted all funding of its private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments to the State of Texas. In August 2008, the state lifted its moratorium on payments under this UPL program, and we received a payment of approximately $12.1 million. While the possible termination of future benefits under this UPL program is not material to our financial statements, should the federal, state or county governments require recoupment of the previous matching funds paid to us, our results of operations and cash flows could be materially adversely impacted.

       Premium Revenues

                We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of June 30, 2008, approximately 3,200 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership increased to approximately 103,400 at June 30, 2008 compared to approximately 98,300 at June 30, 2007 and 96,700 at June 30, 2006. Premium revenues from these three plans increased by $48.8 million or 12.2% during fiscal 2008 compared to fiscal 2007 after an increase of $26.4 million or 7.0% from fiscal 2006 to 2007. These increases resulted primarily from the increased number of enrollees period over period. PHP also experienced period over period increases in per member per month reimbursement as a result of annual rate increases that went into effect on October 1, 2007 and 2006. In September 2007, the Arizona Health Care Cost Containment System (“AHCCCS”) exercised its final one-year renewal option under its contract with PHP that commenced on October 1, 2003, which extended the current contract through September 30, 2008. In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract will cover the existing three counties under the current contract plus an additional six Arizona counties: Apache, Coconino, Mohave, Navajo, Pima and Yavapai. We expect a significant increase in PHP membership and premium revenues under the new contract but are unable to determine the impact of the new contract on our future operating results and cash flows at this time. The Centers for Medicare and Medicaid Services (“CMS”) renewed its contract with AAHP for a one-year period effective January 1, 2008. If AHCCCS terminates PHP’s contract due to lack of funding or for other reasons, our future liquidity, operating results and cash flows would be materially reduced.

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

       Accounts Receivable Collection Risks Leading to Increased Bad Debts

                Similar to other companies in the hospital industry, we face continued pressures in collecting outstanding accounts receivable primarily due to volatility in the uninsured and underinsured populations in the markets we serve. The following table provides a summary of our accounts receivable payer class mix as of each respective period presented.

June 30, 2006	0-90 days	91-180 days	Over 180 days	Total

Medicare	17.0%	1.0%	0.6%	18.6%
Medicaid	7.4%	2.1%	1.3%	10.8%
Managed Medicare	7.5%	1.0%	0.4%	8.9%
Managed Medicaid	5.9%	1.0%	0.6%	7.5%
Managed Care	24.3%	2.4%	1.2%	27.9%
Self Pay(1)	10.7%	9.4%	2.2%	22.3%
Other	2.7%	0.9%	0.4%	4.0%

Total	75.5%	17.8%	6.7%	100.0%

June 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.0%	0.6%	0.6%	16.2%
Medicaid	7.5%	2.0%	1.0%	10.5%
Managed Medicare	7.6%	0.7%	0.6%	8.9%
Managed Medicaid	5.3%	0.6%	0.7%	6.6%
Managed Care	25.1%	2.7%	1.6%	29.4%
Self-Pay(2)	10.2%	8.0%	1.7%	19.9%
Self-Pay after primary(3)	1.8%	2.8%	1.1%	5.7%
Other	1.8%	0.6%	0.4%	2.8%

Total	74.3%	18.0%	7.7%	100.0%

June 30, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.3%	0.6%	0.4%	16.3%
Medicaid	8.0%	2.2%	1.3%	11.5%
Managed Medicare	8.5%	0.6%	0.5%	9.6%
Managed Medicaid	5.6%	0.4%	0.3%	6.3%
Managed Care	25.8%	2.6%	1.9%	30.3%
Self-Pay(2)	9.3%	7.6%	1.1%	18.0%
Self-Pay after primary(3)	1.9%	2.6%	1.0%	5.5%
Other	1.6%	0.5%	0.4%	2.5%

Total	76.0%	17.1%	6.9%	100.0%

____________________
(1)  Includes uninsured patients and those patient co-insurance and deductible amounts for which payment has been received from the primary payer. If primary payment has not been received for an account, the patient co-insurance and deductible amounts remain classified in the primary payer category. The breakout between uninsured accounts and patient co-insurance and deductible amounts is not available for this period.
(2)  Includes uninsured patient accounts only.
(3)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

                Our combined allowance for doubtful accounts and allowance for charity care on a consolidated basis covered 91.4% and 96.3% of self-pay accounts receivable as of June 30, 2007 and 2008, respectively. Our combined allowance for doubtful accounts and allowance for charity care from continuing operations covered 87.5% and 95.2% of self-pay accounts receivable from continuing operations as of June 30, 2007 and June 30, 2008, respectively.

                While self-pay accounts receivable as a percentage of total accounts receivable at June 30, 2008 decreased relative to the prior year period, self-pay accounts receivable dollars have remained flat compared to the prior year period and have become more difficult to collect. The volume of self-pay accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. Our upfront cash collections from continuing operations increased 4.8% during fiscal 2008 compared to fiscal 2007.  However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry during the foreseeable future.

       Charity Care and Self-Pay Discount Programs

We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We deducted $71.1 million, $86.1 million and $86.1 million of charity care from total revenues during the years ended June 30, 2006, 2007 and 2008, respectively. Healthcare services provided to undocumented aliens that qualify for border funding reimbursement, net of payments received, represented $10.5 million, $19.4 million and $29.6 million of the charity care deductions during the years ended June 30, 2006, 2007 and 2008, respectively. Payments received for border funding claims were $0.9 million, $2.0 million and $3.8 million during the years ended June 30, 2006, 2007 and 2008, respectively. We expect that border funding qualification will end after December 31, 2008 and there is no assurance that additional funding will be available for these services.

       Medicaid Funding Cuts

                Many states, including certain states in which we operate, have periodically reported budget deficits as a result of increased costs and lower than expected tax collections.  Health and human service programs, including Medicaid and similar programs, represent a significant component of state spending. To address these budgetary concerns, certain states have decreased funding for these programs and other states may make similar funding cuts. These cuts may include tightened participant eligibility standards, reduction of benefits, enrollment caps or payment reductions. Additionally, pressure exists at the federal level to reduce Medicaid matching funds provided to states. CMS issued a final rule in May 2007 that was expected to reduce Medicaid funding by approximately $12 to $20 billion over five years. Congress has twice enacted bills that placed moratoriums on this rule until April 2009. However, if the second moratorium expires as scheduled in April 2009, this final rule would go into effect and could significantly negatively impact state Medicaid funding. We are unable to assess the financial impact on our business of state and federal funding cuts at this time.

       Volatility of Professional Liability Costs

                We maintained professional and general liability insurance coverage through a wholly-owned captive insurance subsidiary for individual claims incurred through May 31, 2006 up to $10.0 million. For claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per occurrence, and the captive subsidiary insures the next $1.0 million per occurrence. We maintain excess insurance coverage with independent third party carriers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The total cost of our professional and general liability insurance is sensitive to the volume and severity of cases reported. Malpractice premiums have adversely affected the ability of physicians to obtain malpractice insurance at reasonable rates in certain of our markets, particularly in metropolitan Chicago, resulting in physicians relocating to different geographic areas. In the event physicians practicing in our hospitals are unable to obtain adequate malpractice insurance coverage, our hospitals are likely to incur a greater percentage of the amounts paid to claimants.  Our professional liability exposures also increase when we employ physicians. As a result of our current plans to employ more than 90 new physicians during our fiscal year ended June 30, 2009, our exposure to professional and general liability risks could increase significantly in future years. On the other hand, some states in which we operate, including Texas and Illinois, have passed in recent years tort reform legislation to place limits on non-economic damages. However, in November 2007 a judge in the Illinois Cook County Circuit Court declared that these Illinois malpractice limits were unconstitutional under state law. While such ruling is being considered in an appeal to the Illinois Supreme Court, we understand that the trial courts are not enforcing the non-economic damages limits under that Illinois tort reform statute. Additionally, in Texas an action has been brought to declare its tort reform legislation unconstitutional under federal law. Thus, while we have taken multiple steps at our facilities to reduce our professional liability exposures, without significant legislation (not later declared unconstitutional) to curb the size of malpractice judgments in the states in which we operate, our insurance costs may increase in the future.

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

Critical Accounting Policies

                Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical because they involve highly subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance.

       Revenues and Revenue Deductions

                We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third party payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, we apply contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. We derive most of our patient service revenues from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

                Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare and related Medicare managed plans, no individual payer represents more than 10% of our patient service revenues.

                Medicare regulations and many of our managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, reimbursable Medicare bad debts, disproportionate share and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. We estimate amounts owed to or receivable from the Medicare program using the best information available and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in our consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $8.6 million, $6.3 million and $7.9 million during the years ended June 30, 2006, 2007 and 2008, respectively. Additionally, updated regulations and contract negotiations with payers occur frequently, which necessitates continual review of revenue estimation processes by management.  Management believes that future adjustments to its current third party settlement estimates will not materially impact our results of operations, cash flows or financial position.

                We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2006, 2007 and 2008, we deducted $71.1 million, $86.1 million and $86.1 million of charity care from revenues, respectively.

                During our fiscal year ended June 30, 2007, we were approved to receive payments under the Bexar County, Texas upper payment limit (“UPL”) Medicaid payment program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. We recognize revenues from the UPL program when we become entitled to the reimbursements, including a federal match portion, and such reimbursements are assured.

                We earned premium revenues of $375.0 million, $401.4 million and $450.2 million during the years ended June 30, 2006, 2007 and 2008, respectively, from our health plans. Our health plans, PHP, AAHP and MHP, have agreements with AHCCCS, CMS and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of enrollees in PHP and AAHP. Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to the government.

       Allowance for Doubtful Accounts and Provision for Doubtful Accounts

                Our ability to collect the self-pay portions of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 28.3% and 28.1% of accounts receivable, net of contractual discounts, as of June 30, 2007 and 2008, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.

                Effective July 1, 2007, we began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus 85% of uninsured accounts less than 365 days old plus 40% of self pay after insurance/Medicare less than 365 days old. Our previous policy reserved all accounts greater than 180 days plus a market-specific percentage of uninsured and self pay after insurance/Medicare balances. Effective June 30, 2008, we adjusted our policy to reserve for all accounts aged greater than 365 days subsequent to discharge date plus 92% of uninsured accounts less than 365 days old plus 45% of self-pay after insurance/Medicare less than 365 days old. These changes in our policy negatively impacted our provision for doubtful accounts during the year ended June 30, 2008. However, management believes the revised policy will adjust more quickly to payer mix shifts over time. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. If our uninsured accounts receivable as of June 30, 2008 were 1% higher, our provision for doubtful accounts would have increased by $1.0 million. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows.

                We classify accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and record a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state until qualification is confirmed at which time the account is netted. We have historically been successful in qualifying approximately 40%-45% of submitted accounts for Medicaid coverage. As of June 30, 2008, we had approximately $13.0 million of Medicaid pending accounts receivable from continuing operations ($4.1 million of which was stated at gross charges with a manual contractual allowance and $8.9 million of which was stated net of contractual discounts). In the event an account is not successfully qualified for Medicaid coverage and does not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to uninsured status and subjected to our allowance for doubtful accounts policy. During the years ended June 30, 2007 and 2008, approximately $13.2 million and $25.1 million, respectively, of net accounts receivable from continuing operations was reclassified from Medicaid pending status to uninsured status. If accounts do not qualify for Medicaid coverage but do qualify as charity care, the contractual adjustments are reversed and the gross account balances are recorded as charity deductions. During the years ended June 30, 2007 and 2008, we recorded $6.4 million and $7.1 million, respectively, of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

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

       Insurance Reserves

                Due to the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, our wholly owned captive subsidiary insured our professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred subsequent to May 31, 2006, we self-insure the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. We maintain excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.

                We insured our excess coverage under a retrospectively rated policy, and premiums under this policy are recorded based on our historical claims experience. We self-insure our workers compensation claims up to $1.0 million per claim and purchase excess insurance coverage for claims exceeding $1.0 million.

                The following tables summarize our professional and general liability and workers compensation reserve balances as of June 30, 2007 and 2008 and our total provision for professional and general liability and workers compensation losses and related claims payments during the years ended June 30, 2006, 2007 and 2008.

	Professional and General Liability	Workers Compensation

	(In millions)
Reserve balance:
June 30, 2007	$ 64.6	$18.5
June 30, 2008	$ 74.3	$18.8

Provision for claims losses:
Fiscal Year 2006	$ 21.0	$8.9
Fiscal Year 2007	$ 20.2	$9.4
Fiscal Year 2008	$ 21.8	$5.3

Claims paid:
Fiscal Year 2006	$ 12.7	$6.4
Fiscal Year 2007	$ 14.4	$6.2
Fiscal Year 2008	$ 12.1	$5.0

                In developing our estimates of our reserves for professional and general liability and workers compensation claims, we utilize actuarial information. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including our risk exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in our estimates. We discount our workers compensation reserve using actuarial estimates of projected cash payments in future periods. We adjust these reserves from time to time as we receive updated information. During our fiscal years ended June 30, 2006, 2007 and 2008, due to changes in historical loss trends, we decreased our professional and general liability reserve related to prior fiscal years by $6.9 million, $4.5 million and $0.6 million, respectively. Similarly, we decreased our workers compensation reserve related to prior fiscal years by $2.3 million during our fiscal year ended June 30, 2008. Adjustments to the workers compensation reserve related to prior years during fiscal years ended June 30, 2006 and 2007 were not significant. Additional adjustments to prior year estimates may be necessary in future periods as our reporting history and loss portfolio matures.

                Our best estimate of IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under United States generally accepted accounting principles,  would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels.

	Professional and General Liability	Workers Compensation

	(In millions)
June 30, 2007 reserve:
As reported	$ 64.6	$18.5
With 75% Confidence Level	$ 76.9	$20.8
With 90% Confidence Level	$ 88.9	$22.6

June 30, 2008 reserve:
As reported	$ 74.3	$18.8
With 75% Confidence Level	$ 85.7	$21.5
With 90% Confidence Level	$ 97.2	$23.8

       Medical Claims Reserves

                During the years ended June 30, 2006, 2007 and 2008, medical claims expense was $270.3 million, $297.0 million and $328.2 million, respectively, primarily representing medical claims of PHP. Vanguard estimates PHP’s reserve for medical claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of enrollees and certain enrollee demographic information. The reserve for medical claims and related payer settlements, including incurred but not reported claims, for all of our health plans combined was approximately $61.4 million and $51.1 million as of June 30, 2007 and 2008, respectively. The year over year decrease was primarily due to the payment of settlement amounts due to AHCCCS and CMS. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2006, 2007 and 2008, approximately $40.0 million, $34.2 million and $31.2 million, respectively, of accrued and paid claims for services provided to our health plan enrollees by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by enrollees in our health plans.

        Income Taxes

                We believe that our income tax provisions are accurate and supportable, but certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. To reflect the possibility that all of our tax positions may not be sustained, we maintain tax reserves that are subject to adjustment as updated information becomes available or as circumstances change. We record the impact of tax reserve changes to our income tax provision in the period in which the additional information, including the progress of tax audits, is obtained.

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

In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

        Long-Lived Assets and Goodwill

                Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not expected to be recoverable, we reduce the carrying values to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals we own and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets for even a single hospital could materially adversely impact our operating results or financial position.

                Goodwill also represents a significant portion of our total assets. We review goodwill for impairment annually during our fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of SFAS 142, Goodwill and Other Intangible Assets. We review goodwill at the reporting level unit, which is one level below an operating segment. We review the carrying value of the net assets of each reporting unit  to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact our financial position or results of operations. In December 2006, we recorded a goodwill impairment charge in the amount of $123.8 million ($110.5 million, net of tax benefit) related to our Chicago hospitals.

                We completed our annual goodwill impairment test during the fourth quarter of fiscal 2008 noting no impairment. However, we will continue to closely monitor the operations of our Chicago hospitals, with goodwill of approximately $40.6 million, due to the sensitivity of the projected operating results of this reporting unit to the goodwill impairment analysis. If projected future cash flows become less favorable than those projected by management, an additional impairment charge relating to our Chicago hospitals may become necessary that could have a material adverse impact on our financial position and results of operations.

Selected Operating Statistics

                The following table sets forth certain operating statistics for the periods indicated below.

	Year Ended June 30,

	2006	2007	2008

Number of hospitals at end of period	15	15	15
Number of licensed beds at end of period	3,937	4,143	4,181
Discharges (a)	162,446	166,873	169,668
Adjusted discharges - hospitals (b)	261,056	264,698	270,076
Net revenue per adjusted discharge-hospitals (c)	$7,319	$7,766	$8,110
Patient days (d)	701,307	721,832	734,838
Adjusted patient days-hospitals (e)	1,127,024	1,144,989	1,169,710
Average length of stay (days) (f)	4.3	4.3	4.3
Inpatient surgeries (g)	36,606	37,227	37,538
Outpatient surgeries (h)	76,437	76,606	73,339
Emergency room visits (i)	554,250	572,946	588,491
Occupancy rate (j)	49.2%	48.2%	48.5%
Average daily census (k)	1,921	1,978	2,008
Member lives (l)	146,200	145,600	149,600
Medical claims expense percentage (m)	72.1%	74.0%	72.9%

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

(f)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(g)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient beds.

(k)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(l)	Member lives represent the total number of enrollees in PHP, AAHP and MHP as of the end of the respective period.

(m)	Medical claims expense percentage is calculated by dividing medical claims expense by premium revenues.

Results of Operations

                The following tables present a summary of our operating results for the respective periods shown.

	Year Ended June 30,

	2006		2007		2008

	Amount	%	Amount	%	Amount	%

	(Dollars in millions)

Patient service revenues	$2,043.6	84.5%	$2,179.3	84.4%	$2,340.5	83.9%
Premium revenues	375.0	15.5	401.4	15.6	450.2	16.1

Total revenues	2,418.6	100.0	2,580.7	100.0	2,790.7	100.0
Salaries and benefits (includes stock compensation of $1.7, $1.2 and $2.5 respectively)	991.4	41.0	1,067.9	41.4	1,152.7	41.3
Supplies	394.1	16.3	421.8	16.3	434.5	15.5
Medical claims expense	270.3	11.2	297.0	11.5	328.2	11.8
Provision for doubtful accounts	156.8	6.5	175.2	6.8	205.6	7.4
Other operating expenses	353.0	14.6	375.0	14.5	405.8	14.5
Depreciation and amortization	100.3	4.1	118.6	4.6	131.0	4.7
Interest, net	103.8	4.3	123.8	4.8	122.1	4.4
Debt extinguishment costs	0.1	0.0	–	0.0	–	0.0
Impairment loss	–	0.0	123.8	4.8	–	0.0
Other expenses	9.1	0.4	2.8	0.1	9.5	0.3

Income (loss) from continuing operations before income taxes	39.7	1.6	(125.2)	(4.8)	1.3	0.1
Provision for income taxes	17.8	0.7	(11.6)	(0.4)	1.7	(0.1)

Income (loss) from continuing operations	21.9	0.9	(113.6)	(4.4)	(0.4)	(0.0)
Loss from discounted operations, net of taxes	(9.0)	(0.4)	(19.1)	(0.7)	(0.3)	(0.0)

Net income (loss)	$12.9	0.5%	$(132.7)	(5.1)%	$(0.7)	(0.0)%

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

                Revenues.  Patient service revenues increased 7.4% year over year primarily as a result of a 4.4% increase in patient revenues per adjusted hospital discharge and a 2.0% increase in adjusted hospital discharges. Total outpatient volumes increased year over year, including a 2.7% increase in emergency room visits, although outpatient surgeries decreased year over year. We experienced positive year over year payer mix shifts highlighted by an increase in combined Medicare and managed Medicare volumes compared to a decrease in combined Medicaid and managed Medicaid volumes. The acuity level of our patients also increased year over year. However, we continued to generate most of our inpatient stays from emergency room visits and struggled to improve our elective admissions. Patients often elect to defer elective procedures when general economic conditions are weak. We also face continued intense competition from other hospitals to recruit and retain the best physicians to practice in our facilities. In order to improve our operating results, we must increase our elective inpatient and outpatient business to maintain a favorable payer mix. We believe our quality initiatives will be the catalyst for long-term revenue growth especially given the forecasted population growth for most of the markets in which we operate. However, environmental factors outside our control, including patient demand, deterioration of general economic conditions, payer pressures and increased competition could limit our future revenue growth.

                Premium revenues increased 12.2% during fiscal 2008 primarily as a result of a 5.7% in year over year annual membership at PHP and a capitation rate increase that went into effect for PHP as of October 1, 2007. PHP’s membership increased as a result of a greater number of AHCCCS-eligible residents as a result of weakened general economic conditions and a greater allocation of the AHCCCS enrollees to PHP. PHP was awarded a new AHCCCS contract that commences on October 1, 2008 that adds six additional counties to the three counties already served by PHP. We expect PHP to experience a significant increase in membership during fiscal 2009, which would increase our premium revenues, but we are unable to estimate the impact to our future financial position, results of operations or cash flows at this time.

                Costs and Expenses.  Total costs and expenses, exclusive of income taxes and discontinued operations, were $2,789.4 million or 99.9% of total revenues during fiscal 2008 compared to 104.9% during fiscal 2007. Fiscal 2007 costs and expenses were negatively impacted by the $123.8 million impairment loss related to our Chicago hospitals. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent our most significant individual costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues were relatively flat period over period. Excluding the growth in our health plan operations, salaries and benefits would have increased to 42.0% during fiscal 2008 compared to the 41.4% during the prior year. The national nursing shortage, which is particularly prevalent in Phoenix, continues to hinder our ability to fully manage salaries and benefits costs. Even with the nursing shortage in Phoenix, we made progress in stabilizing our nurse workforce in Phoenix to reduce contract labor utilization. We incurred a significant increase in period over period salaries and benefits costs in our Massachusetts hospitals primarily resulting from requirements set forth in our most recent collective bargaining agreement ratified with the nurses union at St. Vincent Hospital. We expect to face continued competition from other healthcare providers to obtain qualified nurses, which will increase our salaries and benefits costs, but we expect to mitigate a portion of this increase through implementation of expanded recruiting and retention initiatives, care management efficiency initiatives and our clinical quality programs.

•

Supplies.  Supplies as a percentage of total revenues decreased from 16.3% during fiscal 2007 to 15.5% during fiscal 2008. Supplies as a percentage of patient service revenues decreased to 18.6% during fiscal 2008 compared to 19.4% during fiscal 2007. Fiscal 2008 was the first full year that certain of our supply chain corporate initiatives were fully implemented. These initiatives included formulary refinements, standardization of commodities and supplies reprocessing and improved compliance with our group purchasing contract. Effective May 2008, we renewed our group purchasing contract with HealthTrust Purchasing Group for an additional five years. We expect to recognize only slight improvement in this ratio during fiscal 2009 as additional supply chain initiatives are implemented. However, because most of our growth strategies include expansion of high acuity services, we will continue to be exposed to increased pricing pressures for pharmaceuticals and expensive medical devices including those used in cardiac and orthopedic surgeries that could negate our cost containment initiatives.

•

Medical claims expense.  Medical claims expense as a percentage of premium revenues decreased from 74.0% during fiscal 2007 to 72.9% during fiscal 2008. Capitation revenues for our health plans increased at a greater rate year over year than did the utilization of medical services by our health plans’ enrollees. Medical claims expense represents the amounts paid by health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $31.2 million, or 8.7% of gross health plan medical claims expense, were eliminated in consolidation during fiscal 2008 compared to $34.2 million or 10.3% of gross health plan medical claims expense during fiscal 2007.

•

Provision for doubtful accounts.  During fiscal 2008, the provision for doubtful accounts as a percentage of patient service revenues increased to 8.8% from 8.0% during fiscal 2007. During fiscal 2008, our self-pay discharges as a percentage of total discharges decreased to 3.5% from 3.7% during fiscal 2007. However, price increases at our hospitals and increased levels of patient co-insurance and deductibles under managed care plans increased our exposure to uncollectible revenues. The previously discussed change in our allowance for doubtful accounts policy during fiscal 2008 resulted in a higher provision for doubtful accounts as a percentage of patient service revenues during fiscal 2008 compared to fiscal 2007. Our provision for doubtful accounts as a percentage of patient service revenues is reduced by our policy of deducting charity accounts from revenues at the time in which those accounts meet our charity care guidelines. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased to 12.5% during fiscal 2008 compared to 12.0% during fiscal 2007. We do not expect these ratios to improve significantly in the near future given current trends in patient insurance coverage. However, we believe our upfront collection efforts and revenues growth initiatives will help mitigate future increases to these ratios.

                Other operating expenses. Other operating expenses include, among others, purchased services, insurance, property taxes, rents and leases, repairs and maintenance and utilities.  Other operating expenses as a percentage of total revenues were flat year over year. We continue to incur increasing physician recruiting costs, higher repairs and maintenance costs related to the implementation of our clinical information systems in our hospitals and higher utilities costs.

                Other. Depreciation and amortization as a percentage of total revenues increased to 4.7% during fiscal 2008 compared to 4.6% during fiscal 2007 as a result of our capital improvement and expansion initiatives.  Portions of our clinical quality systems were placed into service during fiscal 2008, and fiscal 2008 was the first full year in which all of our previous significant expansion projects in Phoenix and San Antonio had been fully in service. The decrease in net interest as a percentage of total revenues to 4.4% during fiscal 2008 compared to 4.8% during fiscal 2007 resulted primarily from the increase in total revenues during fiscal 2008 compared to fiscal 2007 without additional debt borrowings.

                Income taxes.  Income taxes were not significant during fiscal 2008. The effective tax rate for fiscal 2007 was 9.3% due to the majority of the impairment loss being nondeductible for tax purposes.

                Discontinued operations. Our loss from discontinued operations was not significant during the fiscal year ended June 30, 2008 due to the winding down of operations at PMH compared to fiscal 2007 when PMH operated as an acute care hospital for the majority of the fiscal year.

                Net loss. The $132.0 million year over year decrease in net loss resulted primarily from the improved operating results during fiscal 2008 and the after tax impact of the impairment loss recorded during fiscal 2007.

Year Ended June 30, 2007 Compared to the Year Ended June 30, 2006

                Revenues.  Patient service revenues increased by 6.6% year over year primarily as a result of a 6.1% increase in patient revenues per adjusted hospital discharge and a 1.4% increase in adjusted hospital discharges. Outpatient volumes increased year over year with outpatient surgeries increasing 0.2% and emergency room visits increasing 3.4%. However, much of the year over year revenues improvement related to low acuity services provided to uninsured and Medicaid patients. Self-pay and Medicaid discharges increased 19.6% and 9.8%, respectively, year over year, while combined Medicare, managed care and commercial discharges were relatively flat year over year. We also continued to generate a lot of our inpatient stays from emergency room activity. We attribute this payer mix shift to the continued rising cost of healthcare insurance that has forced many people to go uninsured or else participate in a plan with higher deductibles and coinsurance.

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

                Other operating expenses.  Other operating expenses include, among others, purchased services, insurance, property taxes, rents and leases, repairs and maintenance and utilities.  Other operating expenses as a percentage of total revenues were relatively flat year over year. We continue to incur increasing physician costs for coverage in our emergency rooms and other specialty programs. Our repairs and maintenance costs also increased year over year as we began to roll out portions of our quality information systems in our hospitals.

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

                Income taxes.  The effective tax rate decreased from 44.8% in fiscal 2006 to 9.3% in fiscal 2007. The significant decrease is due to the majority of the Chicago impairment loss during fiscal 2007 being nondeductible for tax purposes.

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

Liquidity and Capital Resources

       Operating Activities

                At June 30, 2008, we had working capital of $217.8 million, including cash and cash equivalents of $141.6 million. Working capital at June 30, 2007 was $156.4 million. Cash provided by operating activities increased from $123.3 million during fiscal 2007 to $173.1 million during fiscal 2008. The significant increase was primarily due to improved operating results, improved collections of outstanding receivables and more efficient cash management processes.

       Investing Activities

                Cash used in investing activities increased from $118.5 million during fiscal 2007 to $143.8 million during fiscal 2008. We received $37.0 million of cash proceeds from the sale of the California hospitals during fiscal 2007. During fiscal 2008, capital expenditures were $121.6 million and decreased by $42.7 million from fiscal 2007 primarily due to the completion of our spending related to the significant expansion projects in Phoenix and San Antonio during fiscal 2007. During fiscal 2008, cash used in investing activities was negatively impacted by our inability to liquidate $26.3 million of investments in student loan-backed auction rate securities due to the global credit crisis that resulted in failed auctions of these securities.

                We anticipate spending a total of $170.0 million to $190.0 million in capital expenditures during fiscal 2009. This estimate includes the remaining expenditures for our clinical information systems upgrades necessary to support our quality initiatives and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash flows from operations and availability under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives and growth strategies.

       Financing Activities

                Cash used in financing activities decreased from $8.3 million during fiscal 2007 to $7.8 million during fiscal 2008.

                As of June 30, 2008, we had outstanding $1,537.5 million in aggregate indebtedness and $222.0 million of available borrowing capacity under our revolving credit facility ($250.0 million net of outstanding letters of credit of $28.0 million). Our liquidity requirements are significant, primarily due to debt service requirements. Our estimated remaining principal and interest due on our outstanding debt borrowings exceeds $2.0 billion through our fiscal year ending June 30, 2016. The 9.0% Notes require semi-annual interest payments. However, prior to October 1, 2009, the interest expense on the 11.25% Notes consists solely of non-cash accretions of principal.

                On September 26, 2005, we refinanced and repriced all $795.7 million of the then outstanding term loans under the initial term loan facility by borrowing $795.7 million of replacement term loans (the “2005 term loan facility”).

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

                In April 2008, we entered into an interest rate swap agreement with Bank of America, N.A. that went into effect on June 30, 2008. We will continue to make our usual quarterly term debt interest payments at a rate equal to the 90-day LIBOR rate plus 2.25%. In addition, we will begin making quarterly fixed interest payments on

September 30, 2008 at a rate equal to 2.785% on a notional $450.0 million of our term debt in exchange for payments to us from Bank of America, N.A. based upon the applicable variable 90-day LIBOR rate on the same notional amount. We account for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and will measure any ineffectiveness using the hypothetical derivative method. We will make quarterly adjustments to other comprehensive income equal to the change in the fair value of the swap from quarter to quarter until the maturity of the swap on March 31, 2010. As of June 30, 2008, the estimated fair value of the interest rate swap was an asset for Vanguard of approximately $2.8 million (net of taxes).

                We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum.  We also pay customary letter of credit fees.

                The 2005 term loan facility and the revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by our subsidiaries and enter into certain hedging agreements. In addition, the senior credit facilities require us to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

                As of June 30, 2008, our capital expenditures, as defined in the senior credit agreement, were in compliance with our capital expenditures covenant, and we were also in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.85x
Total leverage ratio limit	5.75x	4.26x
Senior leverage ratio limit	3.50x	2.15x

                The table below summarizes our credit ratings as of the date of the filing of this report.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
9% Senior Subordinated Notes	CCC+	Caa1
11¼% Senior Discount Notes	CCC+	Caa1
Senior credit facilities	B+	Ba3

                We expect that cash generated from our operations and cash available under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs that we consider necessary to continue our growth during the next twelve months and into the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our refinanced senior credit facilities will be available to enable us to meet these requirements and needs.

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

                We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may draw upon amounts available under our revolving credit facility or seek additional funding sources. However, if our operating results and borrowing capacities do not sufficiently support these capital projects or acquisition opportunities, our growth strategies may not be fully realized. Our future operating performance, ability to service or refinance our debt and ability to utilize other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

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

Obligations and Commitments

                The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt and capital leases, with payment dates as of June 30, 2008.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$98.5	$220.2	$911.8	$941.5	$2,172.0
Operating leases (2)	33.6	53.6	37.0	55.8	180.0
Purchase obligations (2)	18.9	–	–	–	18.9
Health claims payable (3)	51.1	–	–	–	51.1
Estimated self-insurance liabilities (4)	20.5	44.4	22.2	7.4	94.5

Subtotal	$222.6	$318.2	$971.0	$1,004.7	$2,516.5

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$24.1	$5.4	$–	$–	$29.5
Guarantees of surety bonds (6)	22.0	–	–	–	22.0
Letters of credit (7)	–	28.0	–	–	28.0
Physician commitments (8)	5.3	–	–	–	5.3
FIN 48 net liability (9)	0.6	–	–	–	0.6

Subtotal	$52.0	$33.4	$–	$–	$85.4

Total obligations and commitments	$274.6	$351.6	$971.0	$1,004.7	$2,601.9

____________________
(1)	Includes both principal and interest portions of outstanding debt. The interest portion of our debt assumes an approximate 5.0% rate over the remaining term of the debt.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets.

(6)	Represents performance bonds we have purchased related to medical claims liabilities of PHP.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(8)

Includes physician guarantee liabilities recognized in our consolidated balance sheets under the provisions of FSP 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future tax liabilities determined under the provisions of FIN 48.

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

Federal and State Regulation and Investigations

                The healthcare industry is subject to extensive federal, state and local laws and regulations relating to licensing, conduct of operations, ownership of facilities, addition of facilities and services, confidentiality and security issues associated with medical records, financial arrangements with physicians and other referral sources, and billing for services and prices for services. These laws and regulations are extremely complex and the penalties for violations are severe. In many instances, the industry does not have the benefit of significant regulatory or judicial interpretation of these laws and regulations. As a result of these laws and regulations, some of our activities could become the subject of governmental investigations or inquiries. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies. Several hospital companies have settled allegations raised during such investigations for substantial sums out of concern for the possible exclusion from the Medicare and Medicaid programs. In the event of a determination that we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be adversely affected.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

                    We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of June 30, 2008, we had in place $1,024.1 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $774.1 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $28.0 million of capacity was utilized by outstanding letters of credit as of June 30, 2008). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate swap that became effective on June 30, 2008, as discussed below.

                Our $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our revolving credit facility matures in September 2010. Our $774.1 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate related to the unhedged term loans was approximately 5.1% as of June 30, 2008.

                In April 2008, we entered into an interest rate swap agreement with Bank of America, N.A. that became effective on June 30, 2008. We continue to make our usual quarterly term debt interest payments at a rate equal to the 90-day LIBOR rate plus 2.25%. In addition, we will begin making quarterly fixed interest payments on

September 30, 2008 at a rate equal to 2.785% on a notional $450.0 million of our term debt in exchange for payments to us from Bank of America, N.A. based upon the applicable variable 90-day LIBOR rate on the same notional amount. We account for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and will measure any ineffectiveness using the hypothetical derivative method. We will make quarterly adjustments to other comprehensive income equal to the change in the fair value of the swap from quarter to quarter until the maturity of the swap on March 31, 2010. As of June 30, 2008, the estimated fair value of the interest rate swap was an asset for Vanguard of approximately $2.8 million (net of taxes).

                We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

                At June 30, 2008, we held $26.3 million par value investments in auction rate securities (“ARS”) backed by student loans. Our ARS have maturity dates ranging from 2039 to 2043. Despite the underlying long-term maturity of ARS, these securities have been priced and traded as short-term investments as a result of a Dutch auction process that resets the ARS interest rates at predetermined periods ranging from 7 to 35 days. Historically, the Dutch auction process has enabled us to liquidate our ARS prior to each fiscal quarter-end. However, due to liquidity issues affecting the global credit and capital markets, the auctions for our remaining ARS since February 2008 have “failed”, and we were unable to liquidate these ARS as of June 30, 2008. A failed auction does not result in default of the debt instrument. The ARS continue to accrue interest until a successful auction occurs, the issuer calls the securities or the securities mature. We accepted a par value tender of approximately $3.7 million of our previously outstanding ARS during May 2008. The ARS continue to accrue interest until a successful auction occurs, the issuer calls the securities or the securities mature.

                Our ARS were rated “AAA” by one or more major credit rating agencies at June 30, 2008 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.

                Based upon the tender completed in May 2008 for a portion of our ARS and additional available market information, we believe that the remaining $26.3 million par value of our ARS will become liquid during the next 12 months. Thus, we classified the ARS as current marketable securities on our consolidated balance sheet as of June 30, 2008. We determined that the fair value of the ARS approximated par value due to their expected short-term liquidation with no expectation of liquidation discounts. We will continue to monitor market conditions for this type of ARS to ensure that our classification and fair value estimate remain appropriate. Should market conditions in future periods warrant a reclassification or other than temporary impairment of our ARS, we do not believe our financial position, results of operations, cash flows or compliance with debt covenants would be materially impacted. We believe that we currently have adequate working capital to fund operations during the near future based on access to cash and cash equivalents, expected operating cash flows and availability under our revolving credit facility. We do not expect that our holding of the ARS until market conditions improve will significantly adversely impact our operating cash flows.

Item 8.    Financial Statements and Supplementary Data.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page

VANGUARD HEALTH SYSTEMS, INC.
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	79
Consolidated Balance Sheets as of June 30, 2007 and 2008	80
Consolidated Statements of Operations for the years ended June 30, 2006, 2007 and 2008	81
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2006, 2007 and 2008	82
Consolidated Statements of Cash Flows for the years ended June 30, 2006, 2007 and 2008	83
Notes to Consolidated Financial Statements	85

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vanguard Health Systems, Inc.

                We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

                As discussed in Note 9 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, effective July 1, 2007.

/s/ Ernst & Young LLP

Nashville, Tennessee
September 15, 2008

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2008

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$120.1	$141.6
Restricted cash	6.2	2.1
Marketable securities	–	26.3
Accounts receivable, net of allowance for doubtful accounts of approximately $113.2 and $117.7 at June 30, 2007 and 2008, respectively	287.3	300.4
Inventories	46.8	49.2
Prepaid expenses and other current assets	64.4	80.3

Total current assets	524.8	599.9
Property, plant and equipment, net of accumulated depreciation	1,186.6	1,174.0
Goodwill	689.2	689.2
Intangible assets, net of accumulated amortization	68.0	61.4
Investments in and advances to affiliates	7.3	6.0
Other assets	62.2	51.8

Total assets	$2,538.1	$2,582.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144.1	$162.8
Accrued salaries and benefits	75.0	97.4
Accrued health claims	61.4	51.1
Accrued interest	13.4	13.2
Other accrued expenses and current liabilities	66.5	49.6
Current maturities of long-term debt	8.0	8.0

Total current liabilities	368.4	382.1
Minority interests in equity of consolidated entities	9.3	9.1
Other liabilities	82.3	97.0
Long-term debt, less current maturities	1,520.7	1,529.5
Commitments and contingencies
Stockholders’ equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2007 and 2008, respectively	–	–
Additional paid-in capital	644.6	647.1
Accumulated other comprehensive income	–	2.8
Retained deficit	(87.2)	(85.3)

Total stockholders’ equity	557.4	564.6

Total liabilities and stockholders’ equity	$2,538.1	$2,582.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	2006	2007	2008

	(In millions)

Patient service revenues	$2,043.6	$2,179.3	$2,340.5
Premium revenues	375.0	401.4	450.2

Total revenues	2,418.6	2,580.7	2,790.7
Costs and expenses:
Salaries and benefits (includes stock compensation of $1.7, $1.2 and $2.5, respectively)	991.4	1,067.9	1,152.7
Supplies	394.1	421.8	434.5
Medical claims expense	270.3	297.0	328.2
Purchased services	128.1	141.2	149.5
Provision for doubtful accounts	156.8	175.2	205.6
Other operating expenses	191.0	196.4	214.5
Rents and leases	33.9	37.4	41.8
Depreciation and amortization	100.3	118.6	131.0
Interest, net	103.8	123.8	122.1
Debt extinguishment costs	0.1	–	–
Impairment loss	–	123.8	–
Other expenses	9.1	2.8	9.5

Income (loss) from continuing operations before income taxes	39.7	(125.2)	1.3
Income tax expense (benefit)	17.8	(11.6)	1.7

Income (loss) from continuing operations	21.9	(113.6)	(0.4)
Loss from discontinued operations, net of taxes	(9.0)	(19.1)	(0.3)

Net income (loss)	$12.9	$(132.7)	$(0.7)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Total Stockholders' Equity

	Shares	Amount

	(In millions, except share amounts)

Balance at June 30, 2005	749,550	$–	$643.2	$–	$32.6	$675.8
Stock compensation (non-cash)	–	–	1.7	–	–	1.7
Repurchase of equity incentive units	–	–	(1.5)	–	–	(1.5)
Issuance of common stock	141	–	0.1	–	–	0.1
Repurchase of common stock	(141)	–	(0.1)	–	–	(0.1)
Adjustment to income tax effect of options payouts in connection with merger	–	–	0.3	–	–	0.3
Net income	–	–	–	–	12.9	12.9

Balance at June 30, 2006	749,550	–	643.7	–	45.5	689.2
Stock compensation (non-cash)	–	–	1.2	–	–	1.2
Repurchase of equity incentive units	–	–	(0.2)	–	–	(0.2)
Issuance of common stock	195	–	0.2	–	–	0.2
Repurchase of common stock	(195)	–	(0.3)	–	–	(0.3)
Net loss	–	–	–	–	(132.7)	(132.7)

Balance at June 30, 2007	749,550	–	644.6	–	(87.2)	557.4
Stock compensation (non-cash)	–	–	2.5	–	–	2.5
Issuance of common stock	168	–	0.2	–	–	0.2
Repurchase of common stock	(168)	–	(0.2)	–	–	(0.2)
Cumulative effect of adoption of FIN 48	–	–	–	–	2.6	2.6
Comprehensive income:
Fair value of interest rate swap (net of tax effect)	–	–	–	2.8	–	2.8
Net loss	–	–	–	–	(0.7)	(0.7)

Total comprehensive income	–	–	–	2.8	(0.7)	2.1

Balance at June 30, 2008	749,550	$–	$647.1	$2.8	$(85.3)	$564.6

See accompanying notes

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,

	2006	2007	2008

	(In millions)
Operating activities:
Net income (loss)	$12.9	$(132.7)	$(0.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss from discontinued operations	9.0	19.1	0.3
Depreciation and amortization	100.3	118.6	131.0
Provision for doubtful accounts	156.8	175.2	205.6
Amortization of loan costs	4.0	4.5	4.9
Accretion of principal on senior discount notes	15.7	17.5	19.5
Debt extinguishment costs	0.1	–	–
Loss (gain) on disposal of assets	1.5	(4.1)	0.9
Stock compensation	1.7	1.2	2.5
Deferred income taxes	10.1	(12.7)	(2.2)
Impairment loss	–	123.8	–
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable	(162.4)	(204.0)	(223.6)
Inventories	(5.2)	(1.9)	(4.1)
Prepaid expenses and other current assets	3.6	(30.0)	(19.7)
Accounts payable	2.4	7.4	19.9
Accrued expenses and other liabilities	(11.9)	37.8	37.3

Net cash provided by operating activities – continuing operations	138.6	119.7	171.6
Net cash provided by operating activities – discontinued operations	10.7	3.6	1.5

Net cash provided by operating activities	149.3	123.3	173.1

Investing activities:
Acquisitions	(1.2)	(0.2)	(0.2)
Capital expenditures	(275.5)	(164.3)	(121.6)
Proceeds from asset dispositions	11.1	9.5	0.4
Purchases of marketable securities	(128.4)	(120.0)	(90.0)
Sales of marketable securities	128.4	120.0	63.7
Other	0.6	2.0	1.1

Net cash used in investing activities – continuing operations	(265.0)	(153.0)	(146.6)
Net cash provided by investing activities – discontinued operations	19.6	34.5	2.8

Net cash used in investing activities	(245.4)	(118.5)	(143.8)

Financing activities:
Proceeds from long-term debt	175.0	–	–
Payments of long-term debt and capital leases	(31.4)	(8.0)	(7.8)
Payments of loan costs and debt termination fees	(0.7)	–	–
Payments to retire stock, equity incentive units and stock options	(2.5)	(0.5)	(0.2)
Proceeds from the exercise of stock options	0.1	0.2	0.2

Net cash provided by (used in) financing activities	140.5	(8.3)	(7.8)

Increase (decrease) in cash and cash equivalents	44.4	(3.5)	21.5
Cash and cash equivalents at beginning of year	79.2	123.6	120.1

Cash and cash equivalents at end of year	$123.6	$120.1	$141.6

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended June 30,

	2006	2007	2008

	(In millions)
Supplemental cash flow information:
Net interest paid	$101.3	$107.8	$99.1

Net income taxes paid	$2.1	$0.9	$1.3

Supplemental noncash activities:
Capitalized interest	$8.3	$3.0	$1.4

Fair value of interest rate swap, net of taxes	$2.8	$–	$–

Acquisitions:
Cash paid, net of cash received	$1.2	$0.2	$0.2

Fair value of assets acquired	(3.3)	–	0.2
Liabilities assumed	0.7	–	–
Additional paid-in capital	(0.3)	–	–

Net assets acquired	(4.3)	–	0.2

Goodwill and intangible assets acquired	$5.5	$0.2	$–

Dispositions:
Cash received	$28.7	$37.0	$3.0

Carrying value of assets sold	(14.8)	(42.1)	–
Gain on sale	11.1	–	–
Escrow receivable	–	3.0	(3.0)
Liabilities assumed by buyer	–	5.5	–

Goodwill and intangible assets disposed	$2.8	$3.4	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008

1.             Business and Basis of Presentation

Business

                Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of June 30, 2008, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,181 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago and Phoenix and two surgery centers in Orange County, California.

Basis of Presentation

                The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. Certain prior year amounts from the accompanying consolidated balance sheet have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $30.6 million, $30.2 million and $44.3 million for the years ended June 30, 2006, 2007 and 2008, respectively.

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

2.             Summary of Significant Accounting Policies

Revenues and Revenue Deductions

                Vanguard recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. Vanguard estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, Vanguard applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases Vanguard records an estimated allowance until payment is received. Vanguard derives most of its patient service revenues from healthcare services provided to patients with Medicare and related managed Medicare plans or managed care insurance coverage. Medicare was the only individual payer for which Vanguard derived more than 10% of net patient revenues during its fiscal years ended June 30, 2006, 2007 and 2008.

                Services provided to Medicare and related managed Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state.

                Medicare regulations and Vanguard’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its healthcare facilities. To obtain reimbursement for certain services under the Medicare program, Vanguard must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. Vanguard estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. Vanguard includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $8.6 million, $6.3 million and $7.9 million during the years ended June 30, 2006, 2007 and 2008, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.  Management believes that future adjustments to its current third party settlement estimates will not significantly impact Vanguard’s results of operations or financial position.

                Vanguard does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). Vanguard deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. Vanguard also provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2006, 2007 and 2008, Vanguard deducted $71.1 million, $86.1 million and $86.1 million of charity care from revenues, respectively.

                During the third quarter of its fiscal year ended June 30, 2007, Vanguard was approved to receive payments under the Bexar County, Texas upper payment limit (“UPL”) Medicaid payment program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. Vanguard recognizes revenues from the UPL program when Vanguard becomes entitled to the expected reimbursements, including a federal match portion, and such reimbursements are assured.

                Vanguard had premium revenues from its health plans of $375.0 million, $401.4 million and $450.2 million during the years ended June 30, 2006, 2007 and 2008, respectively.  Vanguard’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”) and MacNeal Health Providers (“MHP”), have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”), Centers for Medicare and Medicaid Services (“CMS”) and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, Vanguard’s health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of enrollees in PHP and AAHP. Vanguard’s health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to the government.

Cash and Cash Equivalents

                Vanguard considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Vanguard manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments.

Restricted Cash

                As of June 30, 2008 and 2007, Vanguard had restricted cash balances of $2.1 million and $6.2 million, respectively. These balances primarily represent restricted cash accounts related to liquidity requirements of AAHP and certain other arrangements.

Marketable Securities

                At June 30, 2008, Vanguard held $26.3 million par value investments in auction rate securities (“ARS”) backed by student loans. The ARS have maturity dates ranging from 2039 to 2043. Despite the underlying long-term maturity of the ARS, these securities have been priced and traded as short-term investments as a result of a Dutch auction process that resets the ARS interest rates at predetermined periods ranging from 7 to 35 days. Historically, the Dutch auction process has enabled Vanguard to liquidate its ARS prior to each fiscal quarter-end. However, due to liquidity issues affecting the global credit and capital markets, the auctions for these ARS since February 2008 have “failed”, and Vanguard was unable to liquidate these ARS as of June 30, 2008. A failed auction does not result in default of the debt instrument. The ARS continue to accrue interest until a successful auction occurs, the issuer calls the securities or the securities mature. During May 2008, Vanguard liquidated approximately $3.7 million of the $30.0 million ARS it held as of March 31, 2008 at par value plus accrued interest through a tender from the holder leaving $26.3 million of ARS outstanding as of June 30, 2008.

                Vanguard’s ARS were rated “AAA” by one or more major credit rating agencies at June 30, 2008. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or other similar programs.

                Based upon the ARS successfully liquidated in May 2008 and additional available market information, Vanguard believes that the remaining $26.3 million par value of its ARS will become liquid during fiscal 2009. Thus, Vanguard has classified the ARS as current available-for-sale marketable securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), on its consolidated balance sheet as of June 30, 2008. Vanguard determined that the fair value of the ARS, as required by SFAS 115, approximated par value due to the expected short-term liquidation of these marketable securities with no expectation of significant liquidation discounts supported by the governmental guarantee of the ARS. Vanguard intends and has the ability to hold the ARS until liquidation. Vanguard will continue to monitor market conditions for this type of ARS to ensure that its classification and fair value estimate for the ARS remain appropriate in future periods.

                If Vanguard sells any of the ARS, prior to maturity, at an amount below carrying value, or if it becomes probable that Vanguard will not receive full par value and accrued interest as to any of the ARS, Vanguard will be required to recognize an other-than-temporary impairment.

Accounts Receivable

                Vanguard’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Vanguard manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Vanguard typically writes off uncollected accounts receivable 180 days subsequent to discharge date. Medicare program net receivables, including managed Medicare receivables, comprised approximately 29% and 31% of net patient receivables as of June 30, 2007 and 2008, respectively. Medicare revenues are included in the acute care services operating segment. Receivables from various state Medicaid programs and managed Medicaid programs comprised approximately 24% and 23% of net patient receivables as of June 30, 2007 and 2008, respectively. Remaining receivables relate primarily to various HMO and Preferred Provider Organization (“PPO”) payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.

                Effective July 1, 2007, Vanguard began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus 85% of uninsured accounts less than 365 days old plus 40% of self-pay after insurance/Medicare less than 365 days old.

Vanguard’s previous policy reserved all accounts greater than 180 days plus a market-specific percentage of uninsured and self-pay after insurance/Medicare balances. Effective June 30, 2008, Vanguard adjusted its policy to reserve for all accounts aged greater than 365 days subsequent to discharge date plus 92% of uninsured accounts less than 365 days old plus 45% of self-pay after insurance/Medicare less than 365 days old. These changes in policy negatively impacted Vanguard’s provision for doubtful accounts during the year ended June 30, 2008. However, management believes the revised policy will adjust more quickly to payer mix shifts over time. Vanguard tests its allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also supplements its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates and significantly affect its results of operations and cash flows.

                Vanguard classifies accounts pending Medicaid approval as Medicaid accounts in its accounts receivable aging report and records a manual contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state. Vanguard has historically been successful in qualifying approximately 40%-45% of submitted accounts for Medicaid coverage. As of June 30, 2008, Vanguard had approximately $13.0 million of Medicaid pending accounts receivable from continuing operations ($4.1 million of which was stated at gross charges with a manual contractual allowance and $8.9 million of which was stated net of contractual discounts). In the event an account is not successfully qualified for Medicaid coverage and does not meet Vanguard’s charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction (similar to a self-pay discount), and the remaining net account balance is reclassified to uninsured status and subjected to Vanguard’s allowance for doubtful accounts policy. During the years ended June 30, 2007 and 2008, approximately $13.2 million and $25.1 million, respectively, of net accounts receivable from continuing operations was reclassified from Medicaid pending status to uninsured status. If accounts do not qualify for Medicaid coverage but do qualify as charity care, the contractual adjustments are reversed and the gross account balances are recorded as charity deductions. During the years ended June 30, 2007 and 2008, Vanguard recorded $6.4 million and $7.1 million, respectively, of charity deductions from continuing operations for the net balances of accounts previously classified as Medicaid pending that did not meet Medicaid eligibility requirements.

                Because Vanguard requires patient verification of coverage at the time of admission, reclassifications of Medicare or managed care accounts to self-pay, other than patient coinsurance or deductible amounts, occur infrequently and are not material to its financial statements.  Additionally, the impact of these classification changes is further limited by Vanguard’s ability to identify any necessary classification changes prior to patient discharge or soon thereafter.  Due to information system limitations, Vanguard is unable to quantify patient deductible and coinsurance receivables that are included in the primary payer classification in the accounts receivable aging report at any given point in time. When classification changes occur, the account balance remains aged from the patient discharge date.

                A summary of Vanguard’s allowance for doubtful accounts activity, including those for discontinued operations, during the three most recent fiscal years follows (in millions).

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period

Allowance for doubtful accounts:
Year ended June 30, 2006	$90.1	$178.1	$164.7	$103.5
Year ended June 30, 2007	$103.5	$191.3	$181.6	$113.2
Year ended June 30, 2008	$113.2	$201.0	$196.5	$117.7

Inventories

                Inventories, consisting of medical supplies and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

                Purchases of property, plant and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 18 months to 44 years. Depreciation expense was approximately $97.1 million, $115.4 million and $127.8 million for the years ended June 30, 2006, 2007 and 2008, respectively. Vanguard tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators.

                During fiscal 2006, 2007 and 2008, Vanguard capitalized $8.3 million, $3.0 million and $1.4 million of interest, respectively, associated with certain of its hospital construction and expansion projects. Vanguard estimates that it is contractually obligated to expend approximately $29.5 million related to projects classified as construction in progress as of June 30, 2008. Vanguard also capitalizes costs associated with developing computer software for internal use under the provisions of AICPA Statement of Position 98-1 (“SOP 98-1”). Under SOP 98-1, Vanguard capitalizes both internal and external direct costs, excluding training, during the application development stage primarily for the purpose of customizing vendor software to integrate with our hospitals’ information systems. The following table provides the gross asset balances for each major class of asset and total accumulated depreciation as of June 30, 2007 and 2008 (in millions).

	June 30, 2007	June 30, 2008

Class of asset:
Land and improvements	$131.8	$143.5
Buildings and improvements	794.2	826.2
Equipment	485.0	558.9
Construction in progress	46.3	40.4

	1,457.3	1,569.0
Less: accumulated depreciation	(270.7)	(395.0)

Net property, plant and equipment	$1,186.6	$1,174.0

Long-Lived Assets and Goodwill

                Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of Vanguard’s total assets. Vanguard evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not expected to be recoverable, Vanguard reduces the carrying values to fair value. For long-lived assets held for sale, Vanguard compares the carrying values to an estimate of fair value less selling costs to determine potential impairment. Vanguard tests for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals Vanguard owns and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets for even a single hospital could materially adversely impact its operating results or financial position.

                Goodwill also represents a significant portion of Vanguard’s total assets. Vanguard reviews goodwill for impairment annually during its fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Vanguard reviews goodwill at the reporting unit level, which is one level below an operating segment. Vanguard compares the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could materially adversely impact Vanguard’s results of operations or statement of position.

Amortization of Intangible Assets

                Amounts allocated to contract-based intangible assets are amortized over their useful lives, which equal 10 years. No amortization is recorded for indefinite-lived intangible assets. Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or notes using the effective interest method. Physician income and service agreement guarantee intangible assets are recorded based upon the estimated future payments under the contracts and are amortized over the applicable contract service periods.

Income Taxes

                Vanguard accounts for income taxes using the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”) and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). These guidelines require the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

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

In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter Vanguard’s recoverability analysis and thus have a material adverse impact on Vanguard’s consolidated financial condition, results of operations or cash flows.

Medical Claims Reserves

                During the years ended June 30, 2006, 2007 and 2008, medical claims expense was $270.3 million, $297.0 million and $328.2 million, respectively, primarily representing medical claims of PHP. Vanguard estimates PHP’s reserve for medical claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of enrollees and certain enrollee demographic information. The reserve for medical claims, including incurred but not reported claims, for all Vanguard health plans combined was approximately $61.4 million and $51.1 million as of June 30, 2007 and 2008, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2006, 2007 and 2008, approximately $40.0 million, $34.2 million and $31.2 million, respectively, of accrued and paid claims for services provided to Vanguard’s health plan enrollees by its hospitals and its other healthcare facilities were eliminated in consolidation. Vanguard’s operating results and cash flows could be materially affected by increased or decreased utilization of its healthcare facilities by enrollees in its health plans.

Employee Health Insurance

                As of June 30, 2008, Vanguard maintained self-insured medical and dental plans for a limited number of its employees. Claims are accrued under the self-insured plans as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical and dental plans was approximately $1.2 million and $1.5 million as of June 30, 2007 and 2008, respectively, and is included in accrued salaries and benefits in the accompanying consolidated balance sheets. Effective July 1, 2008, Vanguard began covering all of its employees under its self-insured medical and dental plans, which will subject it to higher risks and reserve levels. Vanguard mitigated this risk by purchasing stop-loss coverage for catastrophic claims at a $500,000 per enrollee annual limit.

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

                Vanguard insures its excess coverage under a retrospectively rated policy, and premiums under this policy are recorded based on Vanguard’s historical claims experience. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million.

                The following tables summarize Vanguard’s professional and general liability and workers compensation reserve balances as of June 30, 2007 and 2008 and its total provision for professional and general liability and workers compensation losses and related claims payments during the years ended June 30, 2006, 2007 and 2008.

	Professional and General Liability	Workers Compensation

	(In millions)
Reserve balance:
June 30, 2007	$ 64.6	$18.5
June 30, 2008	$ 74.3	$18.8

Provision for claims losses:
Fiscal Year 2006	$ 21.0	$8.9
Fiscal Year 2007	$ 20.2	$9.4
Fiscal Year 2008	$ 21.8	$5.3

Claims paid:
Fiscal Year 2006	$ 12.7	$6.4
Fiscal Year 2007	$ 14.4	$6.2
Fiscal Year 2008	$ 12.1	$5.0

                Vanguard utilizes actuarial information to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  (1) reported events (“case reserves”) and (2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including Vanguard’s risk exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in Vanguard’s estimates. Vanguard discounts its workers compensation reserve using actuarial estimates of projected cash payments in future periods. Vanguard adjusts these reserves from time to time as it receives updated information. During its fiscal years ended June 30, 2006, 2007 and 2008, due to changes in historical loss trends, Vanguard decreased its professional and general liability reserve related to prior fiscal years by $6.9 million, $4.5 million and $0.6 million, respectively. Similarly, Vanguard decreased its workers compensation reserve related to prior fiscal years by $2.3 million during its fiscal year ended June 30, 2008. Adjustments to the workers compensation reserve related to prior years during fiscal years ended June 30, 2006 and 2007 were not significant. Additional adjustments to prior year estimates may be necessary in future periods as Vanguard’s reporting history and loss portfolio matures.

Market and Labor Risks

                Vanguard operates primarily in four geographic markets. If economic or other factors limit its ability to provide healthcare services in one or more of these markets, Vanguard’s cash flows and results of operations could be materially adversely impacted. Approximately 1,600 full-time employees in Vanguard’s Massachusetts hospitals are subject to collective organizing agreements. This group represents approximately 9% of Vanguard’s workforce. During fiscal 2007, Vanguard entered into a new three-year contract with the union representing the majority of this group that ends on December 31, 2009. If Vanguard experiences significant future labor disruptions related to these unionized employees, its cash flows and results of operations could be materially adversely impacted.

Stock-Based Compensation

                Vanguard accounts for stock-based employee compensation granted prior to July 1, 2006 under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Effective July 1, 2003, Vanguard adopted SFAS 123 on a prospective basis, an acceptable transition method set forth in SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”). For grants dated July 1, 2006 and subsequent, Vanguard accounts for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”). Vanguard also adopted SFAS 123(R) on a prospective basis and such adoption did not significantly impact Vanguard’s results of operations or cash flows.

                The following table sets forth the weighted average assumptions utilized in the minimum value pricing model for stock option grants under the 2004 Option Plan prior to July 1, 2006 and those utilized in the Black-Scholes-Merton valuation model for grants under the 2004 Option Plan subsequent to July 1, 2006.

	Minimum Value	Black-Scholes- Merton

Risk-free interest rate	4.5%	4.0%
Dividend yield	0.0%	0.0%
Volatility (annual)	N/A	30.2%
Expected option life	10 years	6.5 years

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

       Marketable Securities

                The carrying amounts reported for marketable securities approximate fair value because of the expected liquidation of these securities during the fiscal year ending June 30, 2009 at par value.

       Accounts Receivable and Accounts Payable

                The carrying amounts reported for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.

       Long-Term Debt

                The fair values of Vanguard’s 9.0% Notes, and 11.25% Notes and term debt as of June 30, 2008 were approximately $577.9 million, $190.1 million and $750.8, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

       Interest Rate Swap

                The fair value of Vanguard’s interest rate swap as of June 30, 2008 was an asset of $2.8 million, net of taxes, based upon information obtained from the counterparty.

Recently Issued Accounting Pronouncements

                In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”). SFAS 163 requires that an insurance entity recognize a claim liability prior to the occurrence of an insured event when evidence of credit deterioration within an insured financial obligation exists. SFAS 163 also sets forth guidance related to the recognition and measurement to be used to account for premium revenues and claim liabilities and provides expanded disclosure requirements. SFAS 163 is effective for Vanguard’s fiscal year ending June 30, 2009 and all interim periods within that fiscal year with early application not permitted. Vanguard does not expect the adoption of SFAS 163 to significantly impact its financial position, results of operations or cash flows.

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

                In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses even if the acquirer does not acquire 100% of all interests of the target. Under SFAS 141(R) the acquirer recognizes 100% of the fair values of acquired assets, including goodwill, and assumed liabilities with only limited exceptions. This methodology replaces the previous cost-allocation process set forth in SFAS No. 141 that often resulted in the measurement of assets and liabilities at values other than fair value at the acquisition date. SFAS 141(R) also requires contingent consideration to be measured at fair value at acquisition date with subsequent adjustments measured in future periods. Transactions costs are not considered part of the acquired assets and thus are expensed as incurred under SFAS 141(R). The acquisition date is deemed to be the date on which the acquisition is completed, not when the acquisition agreement is executed. Vanguard will adopt SFAS 141(R) prospectively for acquisitions completed on or after July 1, 2009. However, SFAS 141(R) requires changes to estimates of deferred taxes arising from business combinations to be adjusted through earnings even if the business combination occurred prior to the effective date of SFAS 141(R). SFAS 141(R) will affect Vanguard’s future financial position, results of operations or cash flows to the extent Vanguard completes a business combination on or subsequent to July 1, 2009 and could significantly impact Vanguard’s future results of operations should deferred tax estimates attributable to the Blackstone merger differ significantly from their ultimate resolution.

                In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amended Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish a single method of accounting for non-controlling interests in subsidiaries, or previously referred to as minority interests. SFAS 160 requires that the noncontrolling interest in a subsidiary be reported as a component of stockholder’s equity in the consolidated balance sheet. SFAS 160 also requires that consolidated net income include both the parent and noncontrolling interest’s portion of the operating results of the subsidiary with separate disclosure on the statement of operations of the amounts attributable to the parent versus the noncontrolling interest. Changes in the parent’s ownership interest that do not result in deconsolidation are treated as equity transactions under SFAS 160. Vanguard will adopt SFAS 160 prospectively on July 1, 2009 with retrospective presentation for comparative periods shown. Vanguard does not expect SFAS 160 to have a material impact on its future financial position, results of operations or cash flows.

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

3.             Discontinued Operations

                On March 8, 2006, certain subsidiaries of Vanguard sold medical office buildings in California to an independent third party for net sales proceeds of approximately $28.7 million. The net book value of the property, plant and equipment sold was approximately $14.8 million, and Vanguard allocated approximately $2.8 million of existing goodwill to the disposed assets. Vanguard recognized a gain on the sale of approximately $11.1 million ($8.3 million net of taxes) related to this transaction during fiscal 2006.

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

                The operations of the California hospitals and medical office buildings are included in discontinued operations, net of taxes, in the accompanying statements of operations for all periods presented in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and EITF 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”). The post-transaction direct cash flows that previously precluded the California medical office buildings operations from being included in discontinued operations under EITF 03-13 were eliminated upon the sale of the California hospitals.

                During fiscal 2006, prior to the sale of the California hospitals, Vanguard recorded an impairment charge of $15.0 million ($9.4 million net of taxes) to write down its basis in the net property, plant and equipment of these hospitals to estimated fair value using a discounted cash flows model. This impairment charge is included in discontinued operations, net of taxes in the accompanying consolidated statement of operations for the year ended June 30, 2006.

                In June 2007, Vanguard ceased providing acute care services at Phoenix Memorial Hospital (“PMH”) and began leasing certain floors of the building to various third party healthcare providers. The leases are 5-year and 7-year leases with renewal options. When comparing the projected lease income to the historical total revenues of PMH, Vanguard determined that the expected cash inflows under the leases were insignificant and deemed indirect cash flows. Thus, the acute care operations of PMH are included in discontinued operations, net of taxes in the accompanying statements of operations for all periods presented in accordance with SFAS 144 and EITF 03-13.

                The following table sets forth the components of discontinued operations, net of taxes for the years ended June 30, 2006, 2007 and 2008, respectively (in millions).

	Year ended June 30,

	2006	2007	2008

Total revenues	$234.1	$91.7	$(1.5)

Operating expenses	239.3	115.9	(1.6)
Allocated interest	7.2	2.7	–
Impairment loss	15.0	–	–
Loss (gain) on sale of assets	(11.1)	1.7	0.6
Income tax benefit	(7.3)	(9.5)	(0.2)

Loss from discontinued operations, net of taxes	$9.0	$19.1	$0.3

                The interest allocations to discontinued operations for the years ended June 30, 2006 and 2007 were based upon the ratio of net assets to be divested to the sum of total net assets and Vanguard’s outstanding debt.  Income taxes were calculated using an effective tax rate of approximately 44.8%, 33.2% and 40.0% for the years ended June 30, 2006, 2007 and 2008, respectively.

4.             Prepaid Expenses and Other Current Assets

                Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30, 2007 and 2008 (in millions).

	2007	2008

Prepaid insurance	$6.0	$5.2
Other prepaid expenses	10.1	10.5
Deferred tax assets	8.9	24.5
Interest rate swap receivable	–	2.8
Third party settlements	6.7	4.4
Other receivables	32.7	32.9

	$64.4	$80.3

5.             Impairment of Long-Lived Assets

                During the second quarter of fiscal 2007, as a result of certain trends in the business climate at its Chicago hospitals including payer mix shifts, Vanguard performed an impairment test of the long-lived assets of these two hospitals under SFAS 144 and SFAS 142, Goodwill and Other Intangible Assets. Based upon independent estimates of the fair value of the hospitals, Vanguard recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge during the quarter and six months ended December 31, 2006. The independent fair value estimates were developed using a discounted net cash flows approach and two market-based approaches. As a result of the impairment charge, Vanguard reduced goodwill for its acute care services segment by $123.8 million. Goodwill related to the Chicago hospitals was approximately $40.6 million as of June 30, 2008.

                Vanguard will continue to monitor the operations of its Chicago hospitals due to the sensitivity of the projected cash flows of this reporting unit to the goodwill impairment analysis. If projected future cash flows become less favorable than those projected by management, an additional impairment charge may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

6.             Goodwill and Intangible Assets

                The following table provides information regarding the intangible assets, including deferred loan costs, included in the accompanying consolidated balance sheets as of June 30, 2007 and 2008 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	2007	2008	2007	2008

Amortized intangible assets:
Deferred loan costs	$ 43.8	$ 43.8	$ 11.2	$ 16.1
Contracts	31.4	31.4	8.6	11.8
Physician income and other guarantees	13.8	22.2	5.4	12.1
Other	1.3	1.3	0.3	0.5

Subtotal	90.3	98.7	25.5	40.5
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$ 93.5	$ 101.9	$ 25.5	$ 40.5

                Amortization expense for the contract-based intangibles, which represent PHP’s contract with AHCCCS and PHP’s various contracts with network providers, during each of the years ended June 30, 2006, 2007 and 2008 was approximately $3.2 million. Vanguard expects amortization expense for the contract intangible assets to approximate $3.2 million during each of the fiscal years ending June 30, 2009 through June 30, 2012. Amortization of deferred loan costs of $4.0 million, $4.4 million and $4.9 million during the years ended June 30, 2006, 2007 and 2008, respectively, is included in net interest. Amortization of physician income and other guarantees of $0.2 million, $5.1 million and $6.7 million during the years ended June 30, 2006, 2007 and 2008, respectively, is included in purchased services or other operating expenses. The useful lives over which intangible assets are amortized range from two years to eleven years. The following table presents the changes in the carrying amount of goodwill from June 30, 2006 through June 30, 2008 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2006	$733.4	$79.4	$812.8
Chicago hospitals goodwill impairment	(123.8)	–	(123.8)
Acquisition of physician practice	0.2	–	0.2

Balance as of June 30, 2007 and 2008	$609.8	$79.4	$689.2

                Vanguard completed its annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2008 noting no impairment. Approximately $148.6 million of Vanguard’s goodwill is deductible for tax purposes.

7.             Other Accrued Expenses and Current Liabilities

                The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying consolidated balance sheets as of June 30, 2007 and 2008 (in millions).

	2007	2008

Property taxes	$15.3	$14.6
Current portion of insurance risks	21.5	19.0
Construction retention payable	1.7	–
Accrued income guarantees	4.3	4.4
Income taxes payable	–	2.4
Other	23.7	9.2

	$66.5	$49.6

8.             Long-Term Debt

                A summary of Vanguard’s long-term debt at June 30, 2007 and 2008 follows (in millions).

	2007	2008

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	168.9	188.4
Term loans payable under credit facility	781.9	774.1
Other	2.9	–

	1,528.7	1,537.5
Less: current maturities	(8.0)	(8.0)

	$1,520.7	$1,529.5

9.0% Notes

                In connection with the Blackstone acquisition of Vanguard by merger on September 23, 2004 (the “Blackstone merger”), two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $575.0 million 9% Senior Subordinated Notes due 2014 (“9.0% Notes”). Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1 of each year. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

                On January 26, 2005, Vanguard exchanged all of its outstanding 9.0% senior subordinated notes due 2014 for new 9.0% senior subordinated notes due 2014 with identical terms and conditions, except that they were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in Vanguard’s registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

11.25% Notes

                In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company I, LLC and Vanguard Holding Company I, Inc. (collectively, the “Discount Issuers”), completed a private placement of $216.0 million aggregate principal amount at maturity ($124.7 million in gross proceeds) of 11.25% Senior Discount Notes due 2015 (“11.25% Notes”). The 11.25% Notes accrete at the stated rate compounded semi-annually on April 1 and October 1 of each year to, but not including, October 1, 2009. Subsequent to October 1, 2009, cash interest on the 11.25% Notes will accrue at 11.25% per annum, and will be payable on April 1 and October 1 of each year, commencing on April 1, 2010 until maturity. The 11.25% Notes are general senior unsecured obligations and rank junior in right of payment to all existing and future senior indebtedness of the Discount Issuers but senior to any of the Discount Issuers’ future senior subordinated indebtedness. All payments on the 11.25% Notes are guaranteed by Vanguard as a holding company guarantee.

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

                On January 26, 2005, Vanguard exchanged all of its outstanding 11.25% senior discount notes due 2015 for new 11.25% senior discount notes due 2015 with identical terms and conditions, except that they were registered under the Securities Act of 1933.  Terms and conditions of the exchange offer were set forth in Vanguard’s registration statement on Form S-4 filed with the Securities and Exchange Commission that became effective on December 23, 2004.

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

                On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”). In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of June 30, 2008, $774.1 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of letters of credit outstanding, was $222.0 million as of June 30, 2008.

                The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. These interest rates reflect a savings of 1.00% per annum over the interest rate options for term loan borrowings under the merger credit facilities. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum, subject to an increase of up to 0.25% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. Vanguard makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2005 term loan facility, and will continue to make such payments until maturity of the term debt.

                Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of June 30, 2008. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

Interest Rate Swap Agreement

                During April 2008, Vanguard entered into an interest rate swap agreement with Bank of America, N.A. (the “counterparty”) that went into effect on June 30, 2008. Given the turbulence in the credit markets and the attractive swap rates then available, Vanguard executed the swap agreement to hedge its cash flows related to a portion of the 2005 term loan facility against potential market fluctuations to the variable 90-day LIBOR interest rate. Vanguard will continue to make its normal quarterly interest payments under the 2005 term loan facility as described above.

However, Vanguard will also begin making quarterly fixed interest payments on September 30, 2008 at a rate equal to 2.785% on a notional $450.0 million of the 2005 term loan facility in exchange for payments to Vanguard from the counterparty based upon the applicable variable 90-day LIBOR rate on the same notional amount. Vanguard will account for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and will measure any ineffectiveness using the hypothetical derivative method. Vanguard deems the counterparty to be creditworthy. As of June 30, 2008, the estimated fair value of the interest rate swap was an asset for Vanguard of approximately $2.8 million (net of taxes of $1.8 million), which is included in prepaid expenses and other current assets and accumulated other comprehensive income on the accompanying balance sheet. Vanguard will make quarterly adjustments to other comprehensive income equal to the change in the fair value of the swap from quarter to quarter until the maturity of the swap on March 31, 2010 with any ineffectiveness included in earnings.

Deferred Loan Costs

                In connection with the Blackstone merger, Vanguard incurred $43.8 million of deferred offering and loan costs related to the 9.0% Notes, the 11.25% Notes and term and revolving loan borrowings under the merger credit facilities and the 2005 term loan facility. Vanguard incurred $4.0 million, $4.5 million and $4.9 million of interest expense, respectively, during the years ended June 30, 2006, 2007 and 2008 related to the amortization of these offering and loan costs.

Future Maturities

                Future maturities of Vanguard’s debt as of June 30, 2008 follow (in millions).

Fiscal Year	Amount

2009	$8.0
2010	7.9
2011	8.0
2012	750.2
2013	–
Thereafter	791.0

$1,565.1

Other Information

                Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s 2005 term loan facility in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the guarantor subsidiaries, the combined non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2007 and 2008, and for the years ended June 30, 2006, 2007 and 2008, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$11.7	$108.4	$–	$120.1
Restricted cash	–	–	–	4.4	1.8	–	6.2
Accounts receivable, net	–	–	–	260.0	27.3	–	287.3
Inventories	–	–	–	41.8	5.0	–	46.8
Prepaid expenses and other current assets	0.1	–	–	44.5	22.4	(2.6)	64.4

Total current assets	0.1	–	–	362.4	164.9	(2.6)	524.8

Property, plant and equipment, net	–	–	–	1,112.1	74.5	–	1,186.6
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	29.2	3.4	11.1	24.3	–	68.0
Investments in consolidated subsidiaries	608.8	–	–	–	26.6	(635.4)	–
Other assets	–	–	–	69.4	0.1	–	69.5

Total assets	$608.9	$29.2	$3.4	$2,160.6	$374.0	$(638.0)	$2,538.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$132.8	$11.3	$–	$144.1
Accrued expenses and other current liabilities	–	13.4	–	130.5	87.9	(15.5)	216.3
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	21.4	–	263.1	99.4	(15.5)	368.4

Other liabilities	–	–	–	50.6	45.3	(4.3)	91.6
Long-term debt, less current maturities	–	1,348.9	168.9	2.9	–	–	1,520.7
Intercompany	51.5	(1,013.2)	(120.9)	1,368.3	51.8	(337.5)	–
Stockholders’ equity	557.4	(327.9)	(44.6)	475.7	177.5	(280.7)	557.4

Total liabilities and stockholders’ equity	$608.9	$29.2	$3.4	$2,160.6	$374.0	$(638.0)	$2,538.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2008

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$82.0	$59.6	$–	$141.6
Restricted cash	–	–	–	0.3	1.8	–	2.1
Marketable securities	–	–	–	–	26.3	–	26.3
Accounts receivable, net	–	–	–	275.7	24.7	–	300.4
Inventories	–	–	–	44.3	4.9	–	49.2
Prepaid expenses and other current assets	0.1	–	–	62.5	20.0	(2.3)	80.3

Total current assets	0.1	–	–	464.8	137.3	(2.3)	599.9

Property, plant and equipment, net	–	–	–	1,106.4	67.6	–	1,174.0
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	24.5	3.2	12.9	20.8	–	61.4
Investments in consolidated subsidiaries	608.8	–	–	–	16.7	(625.5)	–
Other assets	–	–	–	57.6	0.2	–	57.8

Total assets	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$144.9	$17.9	$–	$162.8
Accrued expenses and other current liabilities	–	13.2	–	125.2	72.9	–	211.3
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	21.2	–	269.9	91.0	–	382.1

Other liabilities	–	–	–	70.6	38.7	(3.2)	106.1
Long-term debt, less current maturities	–	1,341.1	188.4	–	–	–	1,529.5
Intercompany	44.3	(900.0)	(120.8)	1,373.9	(51.9)	(345.5)	–
Stockholders’ equity	564.6	(437.8)	(64.4)	532.9	248.4	(279.1)	564.6

Total liabilities and stockholders’ equity	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,929.0	$144.5	$(29.9)	$2,043.6
Premium revenues	–	–	–	47.9	358.9	(31.8)	375.0

Total revenues	–	–	–	1,976.9	503.4	(61.7)	2,418.6

Salaries and benefits	1.7	–	–	914.8	74.9	–	991.4
Supplies	–	–	–	369.3	24.8	–	394.1
Medical claims expense	–	–	–	29.1	271.1	(29.9)	270.3
Purchased services	–	–	–	110.1	18.0	–	128.1
Provision for doubtful accounts	–	–	–	149.7	7.1	–	156.8
Other operating expenses	0.2	–	–	179.5	43.1	(31.8)	191.0
Rents and leases	–	–	–	27.2	6.7	–	33.9
Depreciation and amortization	–	–	–	86.0	14.3	–	100.3
Interest, net	–	109.5	15.9	(22.3)	0.7	–	103.8
Management fees	–	–	–	(6.7)	6.7	–	–
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Other	–	–	–	8.4	0.7	–	9.1

Total costs and expenses	2.0	109.5	15.9	1,845.1	468.1	(61.7)	2,378.9

Income (loss) from continuing operations before income taxes	(2.0)	(109.5)	(15.9)	131.8	35.3	–	39.7
Income tax expense (benefit)	17.8	–	–	6.7	7.6	(14.3)	17.8
Equity in earnings of subsidiaries	32.7	–	–	–	–	(32.7)	–

Income (loss) from continuing operations	12.9	(109.5)	(15.9)	125.1	27.7	(18.4)	21.9
Loss from discontinued operations, net of taxes	–	–	–	(7.8)	(1.2)	–	(9.0)

Net income (loss)	$12.9	$(109.5)	$(15.9)	$117.3	$26.5	$(18.4)	$12.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$2,053.9	$150.9	$(25.5)	$2,179.3
Premium revenues	–	–	–	56.5	345.3	(0.4)	401.4

Total revenues	–	–	–	2,110.4	496.2	(25.9)	2,580.7

Salaries and benefits	1.2	–	–	986.6	80.1	–	1,067.9
Supplies	–	–	–	394.1	27.7	–	421.8
Medical claims expense	–	–	–	35.6	286.9	(25.5)	297.0
Purchased services	–	–	–	126.6	14.6	–	141.2
Provision for doubtful accounts	–	–	–	169.2	6.0	–	175.2
Other operating expenses	0.2	–	–	171.2	25.4	(0.4)	196.4
Rents and leases	–	–	–	30.8	6.6	–	37.4
Depreciation and amortization	–	–	–	104.1	14.5	–	118.6
Interest, net	–	119.5	17.7	(8.2)	(5.2)	–	123.8
Management fees	–	–	–	(8.2)	8.2	–	–
Impairment loss	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	2.8	–	–	2.8

Total costs and expenses	1.4	119.5	17.7	2,124.7	468.5	(25.9)	2,705.9

Income (loss) from continuing operations before income taxes	(1.4)	(119.5)	(17.7)	(14.3)	27.7	–	(125.2)
Income tax expense (benefit)	(11.6)	–	–	–	2.1	(2.1)	(11.6)
Equity in earnings of subsidiaries	(142.9)	–	–	–	–	142.9	–

Income (loss) from continuing operations	(132.7)	(119.5)	(17.7)	(14.3)	25.6	145.0	(113.6)
Loss from discontinued operations, net of taxes	–	–	–	(6.0)	(13.1)	–	(19.1)

Net income (loss)	$(132.7)	$(119.5)	$(17.7)	$(20.3)	$12.5	$145.0	$(132.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2008

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$2,212.2	$150.8	$(22.5)	$2,340.5
Premium revenues	–	–	–	57.7	392.7	(0.2)	450.2

Total revenues	–	–	–	2,269.9	543.5	(22.7)	2,790.7

Salaries and benefits	2.5	–	–	1,068.7	81.5	–	1,152.7
Supplies	–	–	–	405.8	28.7	–	434.5
Medical claims expense	–	–	–	35.8	314.9	(22.5)	328.2
Purchased services	–	–	–	136.5	13.0	–	149.5
Provision for doubtful accounts	–	–	–	196.9	8.7	–	205.6
Other operating expenses	0.2	–	–	182.4	32.1	(0.2)	214.5
Rents and leases	–	–	–	34.8	7.0	–	41.8
Depreciation and amortization	–	–	–	116.8	14.2	–	131.0
Interest, net	–	109.9	19.8	(9.3)	1.7	–	122.1
Management fees	–	–	–	(8.2)	8.2	–	–
Other	–	–	–	63.5	(54.0)	–	9.5

Total costs and expenses	2.7	109.9	19.8	2,223.7	456.0	(22.7)	2,789.4

Income (loss) from continuing operations before income taxes	(2.7)	(109.9)	(19.8)	46.2	87.5	–	1.3
Income tax expense (benefit)	1.7	–	–	–	13.4	(13.4)	1.7
Equity in earnings of subsidiaries	3.7	–	–	–	–	(3.7)	–

Income (loss) from continuing operations	(0.7)	(109.9)	(19.8)	46.2	74.1	9.7	(0.4)
Income (loss) from discontinued operations, net of taxes	–	–	–	2.9	(3.2)	–	(0.3)

Net income (loss)	$(0.7)	$(109.9)	$(19.8)	$49.1	$70.9	$9.7	$(0.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2006

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$12.9	$(109.5)	$(15.9)	$117.3	$26.5	$(18.4)	$12.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	7.8	1.2	–	9.0
Depreciation and amortization	–	–	–	86.0	14.3	–	100.3
Provision for doubtful accounts	–	–	–	149.7	7.1	–	156.8
Deferred income taxes	10.1	–	–	–	–	–	10.1
Amortization of loan costs	–	3.8	0.2	–	–	–	4.0
Accretion of principal on senior discount notes	–	–	15.7	–	–	–	15.7
Loss (gain) on disposal of assets	–	–	–	6.1	(4.6)	–	1.5
Stock compensation	1.7	–	–	–	–	–	1.7
Debt extinguishment costs	0.1	–	–	–	–	–	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(31.1)	–	–	–	–	31.1	–
Accounts receivable	–	–	–	(158.5)	(3.9)	–	(162.4)
Inventories	–	–	–	(5.5)	0.3	–	(5.2)
Prepaid expenses and other current assets	11.7	–	–	(40.0)	31.9	–	3.6
Accounts payable	–	–	–	4.4	(2.0)	–	2.4
Accrued expenses and other liabilities	(5.4)	(1.1)	–	39.2	(31.9)	(12.7)	(11.9)

Net cash provided by (used in) operating activities – continuing operations	–	(106.8)	–	206.5	38.9	–	138.6
Net cash provided by operating activities - discontinued operations	–	–	–	4.4	6.3	–	10.7

Net cash provided by (used in) operating activities	–	(106.8)	–	210.9	45.2	–	149.3

Investing activities:
Acquisitions	–	–	–	(1.2)	–	–	(1.2)
Capital expenditures	–	–	–	(264.7)	(10.8)	–	(275.5)
Proceeds from asset dispositions	–	–	–	11.1	–	–	11.1
Purchases of short-term investments	–	–	–	–	(128.4)	–	(128.4)
Sales of short-term investments	–	–	–	–	128.4	–	128.4
Other	–	–	–	(17.8)	(4.2)	22.6	0.6

Net cash used in investing activities- continuing operations	–	–	–	(272.6)	(15.0)	22.6	(265.0)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	24.3	(4.7)	–	19.6

Net cash used in investing activities	–	–	–	(248.3)	(19.7)	22.6	(245.4)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2006
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Payments of long-term debt	–	175.0	–	–	–	–	175.0
Payments of long-term debt and capital leases	–	(30.0)	–	(0.8)	(0.6)	–	(31.4)
Payments of loan costs and debt termination fees	–	–	–	(0.7)	–	–	(0.7)
Payments to retire stock and stock options	(2.5)	–	–	–	–	–	(2.5)
Cash provided by (used in) intercompany activity	1.6	(38.2)	–	83.3	(24.1)	(22.6)	–
Exercise of stock options	0.1	–	–	–	–	–	0.1

Net cash provided by (used in) financing activities	(0.8)	106.8	–	81.8	(24.7)	(22.6)	140.5

Net increase (decrease) in cash and cash equivalents	(0.8)	–	–	44.4	0.8	–	44.4
Cash and cash equivalents, beginning of period	0.8	–	–	(5.9)	84.3	–	79.2

Cash and cash equivalents, end of period	$–	$–	$–	$38.5	$85.1	$–	$123.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$(132.7)	$(119.5)	$(17.7)	$(20.3)	$12.5	$145.0	$(132.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	6.0	13.1	–	19.1
Depreciation and amortization	–	–	–	104.1	14.5	–	118.6
Provision for doubtful accounts	–	–	–	169.2	6.0	–	175.2
Deferred income taxes	(12.7)	–	–	–	–	–	(12.7)
Amortization of loan costs	–	4.3	0.2	–	–	–	4.5
Accretion of principal on senior discount notes	–	–	17.5	–	–	–	17.5
Gain on disposal of assets	–	–	–	(4.1)	–	–	(4.1)
Stock compensation	1.2	–	–	–	–	–	1.2
Impairment loss	–	–	–	120.1	3.7	–	123.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	142.9	–	–	–	–	(142.9)	–
Accounts receivable	–	–	–	(206.9)	2.9	–	(204.0)
Inventories	–	–	–	(2.9)	1.0	–	(1.9)
Prepaid expenses and other current assets	–	–	–	(28.5)	(1.5)	–	(30.0)
Accounts payable	–	–	–	11.2	(3.8)	–	7.4
Accrued expenses and other liabilities	1.3	0.1	–	61.3	(22.8)	(2.1)	37.8

Net cash provided by (used in) operating activities – continuing operations	–	(115.1)	–	209.2	25.6	–	119.7
Net cash provided by operating activities - discontinued operations	–	–	–	0.5	3.1	–	3.6

Net cash provided by (used in) operating activities	–	(115.1)	–	209.7	28.7	–	123.3

Investing activities:
Acquisitions	–	–	–	(0.2)	–	–	(0.2)
Capital expenditures	–	–	–	(153.3)	(11.0)	–	(164.3)
Proceeds from asset dispositions	–	–	–	9.5	–	–	9.5
Purchases of short-term investments	–	–	–	–	(120.0)	–	(120.0)
Sales of short-term investments	–	–	–	–	120.0	–	120.0
Other	–	–	–	1.8	0.2	–	2.0

Net cash used in investing activities- continuing operations	–	–	–	(142.2)	(10.8)	–	(153.0)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	36.3	(1.8)	–	34.5

Net cash used in investing activities	–	–	–	(105.9)	(12.6)	–	(118.5)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2007
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Payments of long-term debt and capital leases	–	(7.9)	–	–	(0.1)	–	(8.0)
Payments to retire stock, equity incentive units and stock options	–	–	–	(0.5)	–	–	(0.5)
Cash provided by (used in) intercompany activity	–	123.0	–	(130.3)	7.3	–	–
Exercise of stock options	–	–	–	0.2	–	–	0.2

Net cash provided by (used in) financing activities	–	115.1	–	(130.6)	7.2	–	(8.3)

Net increase (decrease) in cash and cash equivalents	–	–	–	(26.8)	23.3	–	(3.5)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6

Cash and cash equivalents, end of period	$–	$–	$–	$11.7	$108.4	$–	$120.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2008

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$(0.7)	$(109.9)	$(19.8)	$49.1	$70.9	$9.7	$(0.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	(2.9)	3.2	–	0.3
Depreciation and amortization	–	–	–	116.8	14.2	–	131.0
Provision for doubtful accounts	–	–	–	196.9	8.7	–	205.6
Deferred income taxes	(2.2)	–	–	–	–	–	(2.2)
Amortization of loan costs	–	4.6	0.3	–	–	–	4.9
Accretion of principal on senior discount notes	–	–	19.5	–	–	–	19.5
Loss on disposal of assets	–	–	–	0.9	–	–	0.9
Stock compensation	2.5	–	–	–	–	–	2.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(3.7)	–	–	–	–	3.7	–
Accounts receivable	–	–	–	(217.5)	(6.1)	–	(223.6)
Inventories	–	–	–	(4.3)	0.2	–	(4.1)
Prepaid expenses and other current assets	(4.5)	–	–	(17.6)	2.4	–	(19.7)
Accounts payable	–	–	–	13.3	6.6	–	19.9
Accrued expenses and other liabilities	4.9	(0.2)	–	67.6	(21.6)	(13.4)	37.3

Net cash provided by (used in) operating activities – continuing operations	(3.7)	(105.5)	–	202.3	78.5	–	171.6
Net cash provided by operating activities – discontinued operations	–	–	–	0.2	1.3	–	1.5

Net cash provided by (used in) operating activities	(3.7)	(105.5)	–	202.5	79.8	–	173.1

Investing activities:
Acquisitions	–	–	–	(0.2)	–	–	(0.2)
Capital expenditures	–	–	–	(118.1)	(3.5)	–	(121.6)
Purchases of marketable securities	–	–	–	–	(90.0)	–	(90.0)
Sales of marketable securities	–	–	–	–	63.7	–	63.7
Other	–	–	–	–	1.5	–	1.5

Net cash used in investing activities – continuing operations	–	–	–	(118.3)	(28.3)	–	(146.6)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	3.1	(0.3)	–	2.8

Net cash used in investing activities	–	–	–	(115.2)	(28.6)	–	(143.8)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2008
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Payments of long-term debt	–	(7.8)	–	–	–	–	(7.8)
Payments to retire stock, equity incentive units and stock options	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	3.7	113.3	–	(17.0)	(100.0)	–	–
Exercise of stock options	–	–	–	0.2	–	–	0.2

Net cash provided by (used in) financing activities	3.7	105.5	–	(17.0)	(100.0)	–	(7.8)

Net increase (decrease) in cash and cash equivalents	–	–	–	70.3	(48.8)	–	21.5
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1

Cash and cash equivalents, end of period	$–	$–	$–	$82.0	$59.6	$–	$141.6

9.             Income Taxes

                Significant components of income tax expense/benefit attributable to continuing operations are as follows (in millions):

	2006	2007	2008

Current:
Federal	$2.2	$0.9	$1.5
State	(0.3)	0.1	2.4

	1.9	1.0	3.9
Deferred:
Federal	15.2	(13.7)	(1.2)
State	(3.9)	(4.8)	(8.6)

	11.3	(18.5)	(9.8)
Increase in valuation allowance	4.6	5.9	7.6

Total	$17.8	$(11.6)	$1.7

                The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in millions).

	2006	2007	2008

Continuing operations	$17.8	$(11.6)	$1.7
Discontinued operations	(7.3)	(9.5)	(0.2)

Total	$10.5	$(21.1)	$1.5

                The increases in the valuation allowance during all three years presented result from state net operating loss carryforwards that may not ultimately be utilized because of the uncertainty regarding Vanguard’s ability to generate taxable income in certain states. The effective income tax rate differed from the federal statutory rate for the years ended June 30, 2006, 2007 and 2008 as follows:

	2006	2007	2008

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Income tax expense at state statutory rate	(3.8)	3.6	(564.6)
Nondeductible expenses and other	1.9	(0.6)	44.0
Increase in valuation allowance	11.7	(4.7)	616.4
Nondeductible impairment loss	–	(24.0)	–

Effective income tax rate	44.8%	9.3%	130.8%

                Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Vanguard’s deferred tax assets and liabilities as of June 30, 2007 and 2008, were approximately as follows (in millions):

	2007	2008
Deferred tax assets:
Net operating loss carryover	$77.4	$69.7
Excess tax basis over book basis of accounts receivable	5.9	8.2
Accrued expenses and other	12.8	24.7
Deferred loan costs	2.5	2.3
Professional liabilities reserves	10.7	16.4
Self-insurance reserves	10.1	9.4
Alternative minimum tax credit and other credits	2.3	3.4

Total deferred tax assets	121.7	134.1
Valuation allowance	(22.5)	(29.9)

Total deferred tax assets, net of valuation allowance	99.2	104.2

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	29.7	29.3
Excess book basis over tax basis of prepaid assets and other	7.9	8.0

Total deferred tax liabilities	37.6	37.3

Net deferred tax assets and liabilities	$61.6	$66.9

                Net non-current deferred tax assets of $52.7 million and $42.4 million as of June 30, 2007 and 2008, respectively, are included in the accompanying consolidated balance sheets in other assets. Net current deferred tax assets were $8.9 million and $24.5 million as of June 30, 2007 and 2008, respectively.

                As of June 30, 2008, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax purposes and state income tax purposes of approximately $107.0 million and $596.0 million, respectively. The federal and state NOL carryforwards expire from 2020 to 2027 and 2008 to 2027, respectively. Approximately $2.8 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

                Effective July 1, 2007, Vanguard adopted the provisions of FIN 48. In connection with the adoption of FIN 48, Vanguard recorded a $0.4 million net liability for unrecognized tax benefits, accrued interest and penalties, which was comprised of the following (in millions).

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

                Approximately $0.3 million of the $0.4 million of unrecognized tax benefits existing upon adoption of FIN 48, if recognized, would impact the effective tax rate, while the remaining $0.1 million of unrecognized tax benefits, if recognized, would increase goodwill. The unrecognized tax benefits increased by $0.2 million during the year ended June 30, 2008 to $0.6 million. Due to the insignificant changes in Vanguard’s unrecognized tax benefits during the year ended June 30, 2008, a tabular reconciliation is not warranted.

                Vanguard’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

                On May 18, 2006, Texas repealed its current income tax and replaced it with a gross margins tax to be accounted for as an income tax. Vanguard became subject to the Texas margins tax on July 1, 2006. On July 3, 2008, Massachusetts enacted corporate tax reform legislation that will become effective for Vanguard for its fiscal year ending June 30, 2010. State deferred tax assets increased by $1.0 million during the fiscal year ended June 30, 2008 to reflect the impact of the Massachusetts corporate tax reform legislation.

10.          Stockholders’ Equity

                Vanguard has the authority to issue 1,000,000 shares of common stock, par value $.01 per share.

Common Stock of Vanguard and Class A Membership Units of Holdings

                In connection with the Blackstone merger, Blackstone, MSCP, management and other investors purchased $624.0 million of Class A Membership Units of Holdings. Holdings then invested the $624.0 million in the common stock of Vanguard, and in addition Blackstone invested $125.0 million directly in the common stock of Vanguard.  In February 2005, other investors purchased approximately $0.6 million of Class A membership units of Holdings. Holdings then invested the $0.6 million in the common stock of Vanguard.

Equity Incentive Membership Units of Holdings

                In connection with the Blackstone merger, certain members of senior management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.7 million pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”). Vanguard determined the value of the equity incentive units by utilizing appraisal information. The Class B and D units vest 20% on each of the first five anniversaries of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid on September 23, 2004.  Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a liquidity event (as defined in the LLC Agreement). In exchange for a cash payment of $5.7 million, Vanguard issued to Holdings 83,890 warrants with an exercise price of $1,000 per share and 35,952 warrants with an exercise price of $3,000 per share to purchase Vanguard’s common stock. The warrants may be exercised at any time. Vanguard reserved 119,842 shares of its common stock to be issued upon exercise of the warrants.

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

11.          Stock Based Compensation

                As previously discussed, Vanguard used the minimum value pricing model permitted under SFAS 123 to determine stock compensation costs related to stock option grants prior to July 1, 2006.  On July 1, 2006, Vanguard adopted the provisions of SFAS 123(R), to account for stock option grants subsequent to July 1, 2006.  Vanguard adopted SFAS 123(R) on a prospective basis as required for companies that chose to adopt SFAS 123 using the transition guidance set forth in SFAS 148. During fiscal years 2006, 2007 and 2008, Vanguard incurred stock compensation of $1.7 million and $1.2 million and $2.5 million, respectively, related to grants under its 2004 Stock Incentive Plan.

2004 Stock Incentive Plan

                After the Blackstone merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of June 30, 2008, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees, members of its Board of Directors or other service providers of Vanguard or any of its affiliates. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of June 30, 2008, 88,698 options were outstanding under the 2004 Option Plan, as amended.

                The following tables summarize options transactions during the years ended June 30, 2006, 2007 and 2008.

	2004 Stock Incentive Plan

	# of Options	Wtd Avg Exercise Price

Options outstanding at June 30, 2005	38,184	$1,600.00
Options granted	41,297	1,675.81
Options exercised	(141)	1,000.00
Options cancelled	(8,683)	1,611.03

Options outstanding at June 30, 2006	70,657	1,644.12
Options granted	10,110	1,715.06
Options exercised	(195)	1,000.00
Options cancelled	(14,998)	1,624.81

Options outstanding at June 30, 2007	65,574	1,661.39
Options granted	30,583	1,611.90
Options exercised	(168)	1,038.49
Options cancelled	(7,291)	1,667.85

Options outstanding at June 30, 2008	88,698	$1,644.97

Options available for grant at June 30, 2008	11,915	$1,600.00

Options exercisable at June 30, 2008	16,993	$1,960.54

                The following table provides information relating to the 2004 Option Plan during each period presented.

	Year ended June 30,

	2006	2007	2008

Weighted average fair value of options granted during each year	$407.62	$590.70	$408.59
Intrinsic value of options exercised during each year (in millions)	$0.1	$0.1	$0.1
Fair value of outstanding options that vested during each year (in millions)	$0.5	$1.4	$1.7

                The following table sets forth certain information regarding vested options at June 30, 2008, options expected to vest subsequent to June 30, 2008 and the total options expected to vest over the life of all options granted.

	Currently Vested	Additional Expected to Vest	Total Expected to Vest

Number of options at June 30, 2008	16,993	44,058	61,051
Weighted average exercise price	$1,960.54	$1,622.31	$1,716.45
Aggregate intrinsic value at June 30, 2008 (in millions)	$3.6	$13.1	$16.7
Weighted average remaining contractual term	7.0 years	8.1 years	7.8 years

12.          Defined Contribution Plan

                Effective June 1, 1998, Vanguard adopted its defined contribution employee benefit plan, the Vanguard 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.

                The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after two years of service and continue vesting at 20% per year until fully vested. For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. Vanguard’s matching expense for the years ended June 30, 2006, 2007 and 2008 was approximately $11.7 million, $13.8 million and $14.5 million, respectively.

13.          Leases

                Vanguard leases certain real estate properties and equipment under operating leases having various expiration dates. Future minimum operating lease payments at June 30, 2008 are approximately as follows (in millions).

Operating Leases

2009	$ 33.6
2010	29.0
2011	24.6
2012	21.1
2013	15.9
Thereafter	55.8

Total minimum lease payments	$ 180.0

                During the years ended June 30, 2006, 2007 and 2008, rent expense was approximately $33.9 million, $37.4 million and $41.8 million, respectively.

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

                Laws and regulations governing the Medicare and Medicaid and other federal healthcare programs are complex and subject to interpretation. Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing related to Medicare and Medicaid programs. While no such regulatory inquiries have been made, Vanguard’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with such laws and regulations could result in significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.

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

Employment-Related Agreements

                Effective June 1, 1998, Vanguard executed employment agreements with three of its current senior executive officers. Vanguard executed an employment agreement with a fourth current senior executive officer on September 1, 1999. The employment agreements were amended on September 23, 2004 to extend the term of each employment agreement another 5 years and to provide that the Blackstone merger did not constitute a change of control, as defined in the agreements. On November 15, 2007, Vanguard entered into written employment agreements with two other executive officers for terms expiring on November 15, 2012. The employment agreements will renew automatically for additional one-year periods, unless terminated by Vanguard or the executive officer. The employment agreements provide, among other things, for minimum salary levels, for participation in bonus plans, and for amounts to be paid as liquidated damages in the event of a change in control or termination by Vanguard without cause.

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

Guarantees

       Physician Guarantees

                Vanguard has entered into multiple physician relocation agreements and service agreements under which it provides minimum monthly revenues or collections guarantees or maximum expense guarantees to physicians during a specified period of time (typically 12 months to 24 months). In return for the physician guarantee payments, the physicians are required to practice in the community for a stated period of time (typically 3 to 5 years) or else return the payments to Vanguard. No community commitment provision or repayment provision exists for the service guarantees. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position No. FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation or service agreements. As of June 30, 2008, Vanguard had a net intangible asset of $9.5 million and a remaining liability of $4.4 million related to these physician guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees under FSP 45-3 as of June 30, 2008 was approximately $6.7 million.

       Other Guarantees

                As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $22.0 million, an amount determined based upon PHP’s membership and capitation premiums received.  As of June 30, 2008, Vanguard maintained this $22.0 million performance guarantee entirely in the form of surety bonds with independent third party insurers that expire on September 30, 2008. Vanguard is required to arrange for $2.9 million in letters of credit to collateralize its $22.0 million in surety bonds with the third party insurers. Vanguard expects this performance guarantee obligation to increase significantly when the new PHP AHCCCS contract commences on October 1, 2008. As of June 30, 2008, Vanguard provided a $0.6 million guarantee of the debt of a joint venture accounted for as an equity method investment and also from time to time enters into parent-subsidiary guarantee arrangements in the ordinary course of operating its business.

Variable Interest Entities

                Vanguard is a party to one contractual agreement whereby it may be required to make monthly payments to the developer and manager of a medical office building located on one of its hospital campuses through a minimum rent revenue guarantee. Vanguard entered into this agreement to provide an incentive to the developer to fund the construction of a medical office building and manage the building upon its completion in order to make physician office space available near the hospital campus. The contract commenced in April 2005 for a period of 12 years.  Vanguard deemed this contract a variable interest entity in which Vanguard is not the primary beneficiary. The maximum annual amount Vanguard would pay under the contract assuming zero occupancy would be approximately $1.5 million. Vanguard currently expects to make no rental shortfall payments during fiscal 2009 under this contract given current and expected future occupancy levels in the medical office building.

                As of June 30, 2007, Vanguard had another minimum rent guarantee arrangement with an entity owning another medical office building located on the campus of another of its hospitals. Due to the significance of Vanguard’s historical minimum rent revenue payments to the operations of the medical office building, Vanguard consolidated this entity for financial reporting purposes. During the quarter ended September 30, 2007, the entity that owned the medical office building sold the building to a third party, which terminated Vanguard’s minimum rent guarantee obligation. Thus, Vanguard no longer included this entity in its consolidated financial statements as of June 30, 2008.

15.          Related Party Transactions

                Pursuant to the Blackstone merger agreement, Vanguard entered into a transaction and monitoring fee agreement with Blackstone and Metalmark Subadvisor LLC (“Metalmark”).  Under the terms of the agreement, Vanguard agreed to pay Blackstone and Metalmark an annual monitoring fee of $4.0 million and $1.2 million, respectively, plus out of pocket expenses. The monitoring fee represents compensation to Blackstone and Metalmark for their advisory and consulting services with respect to financing transactions, strategic decisions, dispositions or acquisitions of assets and other Vanguard affairs from time to time. Blackstone also has the option under the agreement to elect at any time in anticipation of a change in control or initial public offering to require Vanguard to pay both Blackstone and Metalmark a lump sum monitoring fee, calculated as the net present value of future annual monitoring fees assuming a remaining ten-year payment period, in lieu of the remaining annual monitoring fee payments. If Blackstone chooses a lump sum payment, Metalmark is entitled to receive not less than 15% of the sum of the initial $20.0 million Blackstone transaction fee and the cumulative monitoring fees and lump sum monitoring fee paid to Blackstone less the cumulative aggregate monitoring fees paid to Metalmark to date. During both fiscal 2006 and 2007, Vanguard paid $4.0 million and $1.2 million in monitoring fees to Blackstone and Metalmark, respectively. During fiscal 2008, Vanguard paid approximately $5.2 million and $1.2 million in monitoring fees and expenses to Blackstone and Metalmark, respectively.

                Blackstone and Metalmark have the ability to control Vanguard’s policies and operations, and their interests may not in all cases be aligned with Vanguard’s interests. Vanguard also conducts business with other entities controlled by Blackstone or Metalmark. Vanguard’s results of operations could be materially different as a result of Blackstone and Metalmark’s control than such results would be if Vanguard were autonomous.

16.          Segment Information

                Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in the metropolitan Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona, and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide financial information by business segment for the years ended June 30, 2006, 2007 and 2008.

	For the Year Ended June 30, 2006

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues (1)	$ –	$ 2,043.6	$ –	$ 2,043.6
Premium revenues	375.0	–	–	375.0
Inter-segment revenues	–	40.0	(40.0)	–

Total revenues	375.0	2,083.6	(40.0)	2,418.6
Salaries and benefits (excludes stock compensation of $1.7 million)	13.6	976.1	–	989.7
Supplies	0.2	393.9	–	394.1
Medical claims expense (1)	270.3	–	–	270.3
Provision for doubtful accounts	–	156.8	–	156.8
Other operating expenses – external	18.3	334.7	–	353.0
Operating expenses – inter-segment	40.0	–	(40.0)	–

Total operating expenses	342.4	1,861.5	(40.0)	2,163.9

Segment EBITDA (2)	32.6	222.1	–	254.7
Depreciation and amortization	4.3	96.0	–	100.3
Interest, net	(2.3)	106.1	–	103.8
Minority interests	–	2.6	–	2.6
Equity method income	–	(0.2)	–	(0.2)
Stock compensation	–	1.7	–	1.7
Debt extinguishment costs	–	0.1	–	0.1
Loss on disposal of assets	–	1.5	–	1.5
Monitoring fees and expenses	–	5.2	–	5.2

Income from continuing operations before income taxes	$ 30.6	$ 9.1	$ –	$ 39.7

Segment assets	$ 161.9	$ 2,488.6	$ –	$ 2,650.5

Capital expenditures	$ 0.2	$ 275.3	$ –	$ 275.5

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, gain or loss on disposal of assets, monitoring fees and expenses, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues (1)	$ –	$ 2,179.3	$ –	$ 2,179.3
Capitation premiums	401.4	–	–	401.4
Inter-segment revenues	–	34.2	(34.2)	–

Total revenues	401.4	2,213.5	(34.2)	2,580.7
Salaries and benefits (excludes stock compensation of $1.2 million)	14.7	1,052.0	–	1,066.7
Supplies	0.2	421.6	–	421.8
Medical claims expense (1)	297.0	–	–	297.0
Provision for doubtful accounts	–	175.2	–	175.2
Other operating expenses – external	27.3	347.7	–	375.0
Operating expenses – inter-segment	34.2	–	(34.2)	–

Total operating expenses	373.4	1,996.5	(34.2)	2,335.7

Segment EBITDA (2)	28.0	217.0	–	245.0
Depreciation and amortization	4.3	114.3	–	118.6
Interest, net	(5.8)	129.6	–	123.8
Minority interests	–	2.6	–	2.6
Equity method income	–	(0.9)	–	(0.9)
Stock compensation	–	1.2	–	1.2
Gain on disposal of assets	–	(4.1)	–	(4.1)
Impairment loss	–	123.8	–	123.8
Monitoring fees and expenses	–	5.2	–	5.2

Income (loss) from continuing operations before income taxes	$ 29.5	$ (154.7)	$ –	$ (125.2)

Segment assets	$ 197.3	$ 2,340.8	$ –	$ 2,538.1

Capital expenditures	$ 0.2	$ 164.1	$ –	$ 164.3

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, gain or loss on disposal of assets, monitoring fees and expenses, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2008

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues (1)	$ –	$ 2,340.5	$ –	$ 2,340.5
Capitation premiums	450.2	–	–	450.2
Inter-segment revenues	–	31.2	(31.2)	–

Total revenues	450.2	2,371.7	(31.2)	2,790.7
Salaries and benefits (excludes stock compensation of $2.5 million)	16.0	1,134.2	–	1,150.2
Supplies	0.2	434.3	–	434.5
Medical claims expense (1)	328.2	–	–	328.2
Provision for doubtful accounts	–	205.6	–	205.6
Other operating expenses – external	29.9	375.9	–	405.8
Operating expenses – inter-segment	31.2	–	(31.2)	–

Total operating expenses	405.5	2,150.0	(31.2)	2,524.3

Segment EBITDA (2)	44.7	221.7	–	266.4
Depreciation and amortization	4.2	126.8	–	131.0
Interest, net	(4.5)	126.6	–	122.1
Minority interests	–	3.0	–	3.0
Equity method income	–	(0.7)	–	(0.7)
Stock compensation	–	2.5	–	2.5
Loss on disposal of assets	–	0.9	–	0.9
Monitoring fees and expenses	–	6.3	–	6.3

Income (loss) from continuing operations before income taxes	$ 45.0	$ (43.7)	$ –	$ 1.3

Segment assets	$ 181.5	$ 2,400.8	$ –	$ 2,582.3

Capital expenditures	$ 0.6	$ 121.0	$ –	$ 121.6

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, gain or loss on disposal of assets, monitoring fees and expenses, impairment loss and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

17.          Unaudited Quarterly Operating Results

                The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2007 and 2008. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with Vanguard’s consolidated financial statements for the fiscal years ended June 30, 2007 and 2008. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions).

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007

Total revenues	$618.3	$638.4	$672.9	$651.1
Net income (loss)	$(7.7)	$(118.7)	$3.3	$(9.6)

	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008

Total revenues	$662.5	$686.0	$725.6	$716.6
Net income (loss)	$(6.9)	$0.5	$6.5	$(0.8)

                    Total revenues disclosed above for the first three quarters during fiscal 2007 differ from the amounts disclosed in our previously filed fiscal 2007 Quarterly Reports on Form 10-Q due to the reclassification of PMH total revenues to discontinued operations as presented below (in millions).

	September 30, 2006	December 31, 2006	March 31, 2007

As previously reported	$634.9	$652.9	$684.5
Reclassification of PMH revenues	16.6	14.5	11.6

As disclosed above	$618.3	$638.4	$672.9

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                    None.

Item 9A(T).           Controls and Procedures.

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

                    Report of Management on Internal Control over Financial Reporting

                    The management of Vanguard Health Systems, Inc. is responsible for the preparation, integrity and fair presentation of the consolidated financial statements appearing in our periodic filings with the Securities and Exchange Commission. The consolidated financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.

                    Management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities and Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel including a dedicated Compliance department and a written Code of Business Conduct and Ethics adopted by our Board of Directors, applicable to all of our directors, officers and employees.

                    Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected in a timely manner. Because of its inherent limitations, including the possibility of human error and the circumvention or overriding of control procedures, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

                    Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2008.

                    This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the United States Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report for the year ended June 30, 2008.

                    Changes in Internal Control Over Financial Reporting

                    There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

                    None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

                    The table below presents information with respect to the members of our board of directors and our executive officers and their ages as of September 1, 2008.

Name	Age	Position
Charles N. Martin, Jr.	65	Chairman of the Board & Chief Executive Officer; Director
Kent H. Wallace	53	President & Chief Operating Officer
Keith B. Pitts	51	Vice Chairman
Joseph D. Moore	61	Executive Vice President
Phillip W. Roe	47	Executive Vice President, Chief Financial Officer & Treasurer
Ronald P. Soltman	62	Executive Vice President, General Counsel & Secretary
Dan F. Ausman	53	Senior Vice President-Operations
Reginald M. Ballantyne III	64	Senior Vice President-Market Strategy & Government Affairs
Bruce F. Chafin	52	Senior Vice President-Compliance & Ethics
Karen Flinn	47	Senior Vice President-Physician & Ambulatory Services
James Johnston	64	Senior Vice President-Human Resources
Joseph J. Mullany	44	Senior Vice President-Operations
Harold H. Pilgrim III	47	Senior Vice President-Operations
James H. Spalding	49	Senior Vice President, Assistant General Counsel & Assistant Secretary
Alan G. Thomas	54	Senior Vice President-Operations Finance
Thomas M. Ways	58	Senior Vice President-Managed Care
Gary D. Willis	43	Senior Vice President, Controller & Chief Accounting Officer
Deanna L. Wise	39	Senior Vice President & Chief Information Officer
Michael A. Dal Bello	37	Director
M. Fazle Husain	44	Director
Alan M. Muney, M.D.	55	Director
Michael J. Parsons	53	Director
James A. Quella	58	Director
Neil P. Simpkins	42	Director

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

                Joseph D. Moore has served as an Executive Vice President of Vanguard since November 2007. He served as Executive Vice President, Chief Financial Officer and Treasurer of Vanguard from July 1997 until November 2007 and was a director of Vanguard from July 1997 until September 2004. From February 1994 to April 1997, he was Senior Vice President - Development of Columbia/HCA Healthcare Corporation (“Columbia”), a hospital management company. Mr. Moore first joined Hospital Corporation of America (a predecessor of Columbia) in April 1970, rising to Senior Vice President - Finance and Development in January 1993.

                Phillip W. Roe has been Executive Vice President, Chief Financial Officer and Treasurer since November 2007. He was Senior Vice President, Controller and Chief Accounting Officer of Vanguard from July 1997 to November 2007. Prior thereto he was Senior Vice President, Controller and Chief Accounting Officer of OrNda from September 1996 until January 1997 and was Vice President, Controller and Chief Accounting Officer of OrNda from October 1994 until September 1996.

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

                Gary D. Willis has served as Senior Vice President, Controller and Chief Accounting Officer of Vanguard since May 2008. From February 2006 to May 2008, he was Senior Vice President and Chief Accounting Officer of LifePoint Hospitals (“LifePoint”), a hospital management company based in Brentwood, Tennessee. From December 2002 to February 2006, he was Vice President and Controller of LifePoint.

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

                M. Fazle Husain became a member of Vanguard’s board of directors on November 7, 2007. Mr. Husain is a Managing Director of Metalmark Capital, the private equity division of Citigroup Alternative Investments. Prior to joining Metalmark, Mr. Husain was with Morgan Stanley & Co. for 18 years, where he was a Managing Director in the private equity and venture capital investment business. Mr. Husain currently also serves on the board of directors of Allscripts Healthcare Solutions, Inc. and SouthernCare Hospice.

                Alan M. Muney, M.D. became a member of Vanguard’s board of directors on May 6, 2008. Dr. Muney has served as an Executive Director in the Private Equity Group of Blackstone since October 2007. Before joining Blackstone Dr. Muney was the executive vice president and chief medical officer of Oxford Health Plans and the chief medical officer of United Healthcare (Northeast region) from 1998 to September 2007. He also currently serves as a member of the board of representatives of Team Finance LLC.

                Michael J. Parsons became a member of Vanguard’s board of directors on May 6, 2008. He is a private investor. From May 1999 until July 2007 he served as Executive Vice President and Chief Operating Officer of Triad Hospitals, Inc., an investor owned hospital management company headquartered in Plano, Texas, which was acquired by Community Health Systems, Inc. in July 2007.

                James A. Quella became a member of Vanguard’s board of directors on September 11, 2007. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, from September 1981 to January 2000 where he served as a Senior Consultant to chief executive officers and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm.  Mr. Quella currently serves as a director of Allied Waste Industries, Inc., Graham Packaging Holdings Company, Intelenet Global Services, The Nielsen Company and Michaels Stores, Inc.

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

Composition of the Board of Directors

       General

                As of the date of this report, the board of directors of Vanguard consists of seven members, four of whom were nominated by Blackstone, one of whom was nominated by MSCP, one of whom is our chief executive officer (and, if our chief executive officer is not Charles N. Martin, Jr., such other person designated by senior management (the “Manager Representative”)) and one independent director. Blackstone has the right to increase the size of Vanguard’s board from seven to nine members, with one additional director to be designated by Blackstone and one additional director to be an independent person identified by our chief executive officer and acceptable to Blackstone. MSCP and, subject to the conditions above, senior management, will each continue to be entitled to nominate and elect one director unless and until the respective group ceases to own at least 50.0% of the Class A membership units in VHS Holdings LLC (“Holdings”) owned on September 23, 2004.  Holdings acquired Vanguard pursuant to a merger (the “Merger”) on September 23, 2004.  See “Item 1. Business – The Merger”.

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

      Code of Ethics

                We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which has been posted on our Internet website at www.vanguardhealth.com/pdfs/codeofbusinessconductandethics.pdf. Our Code of Business Conduct and Ethics is a “code of ethics”, as defined in Item 406(b) of Regulation S-K of the Securities and Exchange Commission.  Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

                This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2008 to: Charles N. Martin, Jr., our Chief Executive Officer (principal executive officer); Phillip W. Roe, our Chief Financial Officer (principal financial officer); and three other executive officers who were our three other most highly compensated executive officers in fiscal year 2008, Keith B. Pitts, our Vice Chairman; Kent H. Wallace, our President and Chief Operating Officer; and Joseph D. Moore, one of our Executive Vice Presidents.  We refer to these five executive officers as our “named executive officers.”

                On September 23, 2004, we were acquired in the Merger by private equity investment funds associated with Blackstone Group who invested $494.4 million in our equity for a 66% equity interest, with private equity funds associated with our former equity sponsor, MSCP, retaining a 17.3% equity interest in us by reinvesting $130 million in our equity and  with 13 of our 16 current executive officers retaining a 11.8% equity interest in us by  reinvesting $88.4 million in us (such $88.4 million exclusive of amounts invested by our executive officers  in Holdings’ Class B, C and D units, as discussed below). As a result of the Merger, we are privately held and controlled by private equity funds associated with Blackstone and MSCP (the “Sponsors”) with a board of directors made up of five representatives of the Sponsors, one independent director and our Chief Executive Officer. As discussed in more detail below, various aspects of named executive officer compensation were negotiated and determined at the time of the Merger.

                As a privately-owned company with a relatively small board of directors, our entire board of directors acts as our Compensation Committee (hereinafter referred to either as the “Committee”, the “Compensation Committee” or the “board of directors”). Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates somewhat informally without a written charter and has responsibility for discharging the responsibilities of the board of directors relating to the compensation of our executive officers and related duties. As a member of the Compensation Committee, our Chief Executive Officer presents cash, equity and benefits compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for executive officers by exercising its discretion in accepting, modifying or rejecting any such recommendations.

Philosophy of Executive Compensation Programs

                Our overall executive compensation objective is to provide a comprehensive plan designed to focus on our strategic business initiatives, financial performance objectives and the creation and maintenance of equity value. The following are the principal objectives in the design of our executive compensation programs:

•	Attract, retain, and motivate superior management talent critical to our long-term success with compensation that is competitive within the marketplace;

•	Maintain a reasonable balance among base salary, annual incentive payments and long-term equity-based incentive compensation and other benefits;

•	Ensure compensation levels reflect the internal value and future potential of each executive within the Company and the achievement of outstanding individual results;

•	Link executive compensation to the creation and maintenance of long-term equity value;

•	Promote equity ownership by executives in order to align their interests with the interests of our equity holders; and

•	Ensure that incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by the Committee.

                To meet these objectives, our compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.

                During our fiscal year ended June 30, 2008, the Committee did not retain the services of any external compensation consultant. Our Chief Executive Officer, Charles N. Martin, Jr., as a member of the board of directors, is also a member of the Committee, presents his recommendations to the Committee on all executive compensation matters and participates in discussions and deliberations of the Committee. While other named executive officers may also attend the Committee meetings and participate in Committee discussions, they would do so only if and when required by the Committee and such attendance has been rare in recent years. Any deliberations and decisions by the Committee regarding compensation for Mr. Martin or other named executive officers take place while the Committee is in executive session without such persons in attendance.

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

Elements of Our Executive Compensation Program

                In fiscal year 2008, the principal elements of our compensation for our executive officers, including our named executive officers were:

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

                Generally, base salaries of all executive officers, including the named executive officers, are reviewed and adjusted by the Committee effective January 1 of each year based upon the recommendations of our Chief Executive Officer. In turn, our Chief Executive Officer bases his recommendations upon his assessment of each executive’s performance and our overall budgetary guidelines. Upon the recommendation of our Chief Executive Officer, the Committee gave none of the named executive officers base salary increases as of January 1, 2008, but gave most of our other executive officers base salary increases as of January 1, 2008 which averaged 3.6% for all executive officers. In addition, based upon the recommendations of our Chief Executive Officer, the Committee may adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness within the market. Thus, the Committee raised the base salary of one of our named executive officers, Phillip W. Roe, from $375,000 to $475,000, effective the November 7, 2007 date upon which he was promoted to the position of our Chief Financial Officer. The salary for each named executive officer for our fiscal year ended June 30, 2008 is reported in the Summary Compensation Table below.

Annual Incentive Compensation

                Annual incentive awards are available to the named executive officers, as well as to Vanguard’s other executive officers, under the Vanguard Health Systems, Inc. 2001 Annual Incentive Plan (the “Annual Incentive  Plan”). The Annual Incentive Plan is designed to reward management for the achievement of annual financial performance level targets and other operational goals, which are linked to the creation of long-term equity value.

                Each year under the Annual Incentive Plan the Committee establishes specific earnings-related or operations-related goals for all of our executive officers, including the named executive officers, for the fiscal year based upon the recommendations of our Chief Executive Officer. The executive officers are eligible to receive a cash award or awards based primarily on the extent to which the Company meets its pre-established earnings and/or cash flow and/or other operations-related goals. The Committee determines one or more target awards for each executive officer, designates a Company performance level or levels required to earn each target award and may also determine threshold performance levels at which minimum awards are earned and performance levels that result in maximum awards to be paid. Target awards may vary among executives based on competitive market practices for comparable positions, their decision-making authority and their ability to affect financial and operational performance. In addition to performance-related awards, the Committee may make and pay out discretionary awards at any time. Also, the Committee has the discretion to adjust the annual performance targets during the year in the event of acquisitions and divestitures, restructured or discontinued operations, or other extraordinary or unusual issues occurring during the year. The Committee evaluates the allocation factors within the Annual Incentive Plan on an annual basis and has the flexibility to adjust the structure including allocation percentages as needed in order to better align the incentives under the Annual Incentive Plan.

                For fiscal year 2008, Annual Incentive Plan target awards for most executive officers (including all five of the named executive officers, Messrs. Martin, Roe, Moore, Pitts, and Wallace) were 50% based on the Company achieving a certain consolidated Adjusted EBITDA performance level target goal and 50% upon achieving a certain consolidated free cash flow performance level target goal. Award target levels for these executive officers ranged from 30% to 50% of their base salaries for meeting the Adjusted EBITDA target and 30% to 50% of their base salaries for meeting the free cash flow target. Award target levels for Mr. Martin were 50% of his base salary for meeting the Adjusted EBITDA target and 50% of his base salary for meeting the free cash flow target. Award target levels for Messrs. Pitts and Wallace were 45% of their respective base salaries for meeting the Adjusted EBITDA target and 45% of their respective base salaries for meeting the free cash flow target. Award target levels for Messrs. Moore and Roe were 35% of their respective base salaries for meeting the Adjusted EBITDA target and 35% of their respective base salaries for meeting the free cash flow target.

                For executive officers responsible only for the operations of  our various regions, their Annual Incentive Plan target awards were 50% based upon regional Adjusted EBITDA targets and 50% based upon their hospitals achieving certain specified quality, employee engagement and patient and physician satisfaction goals, with their target awards and maximum awards being set at 70% and 108%, respectively, of their base salaries depending on the

Adjusted EBITDA levels actually obtained by their operating regions as well as their attainment of the quality and satisfaction goals.

                All of our five named executive officers earned their target awards with respect to their financial performance level target goals under our Annual Incentive Plan for fiscal year 2008. These target awards were approved by the Committee and paid to the named executive officers in September 2008 in the individual amounts set forth in the column of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation”. In addition, two of our named executive officers (Messrs. Pitts and Wallace) were also granted discretionary awards by the Committee under our Annual Incentive Plan for fiscal year 2008 at its September 2008 meeting in the individual amounts set forth in the column of the Summary Compensation Table entitled “Bonus” and such discretionary awards were paid to Messrs. Pitts and Wallace also in September 2008.

                The Committee has historically attempted to maintain consistency year over year with respect to the difficulty of achieving the target performance levels under our Annual Incentive Plan. The financial performance targets used by the Committee in recent years for the annual incentive awards for most of our executive officers (Adjusted EBITDA and free cash flow) are identical to or derived from our consolidated annual Adjusted EBITDA and capital expenditures budgets approved each July by our board of directors. Our annual Adjusted EBITDA budget, and, thus, the annual Adjusted EBITDA financial target, typically increases each year to promote continuous growth consistent with our business plan. Despite such increase,  the financial performance targets are designed to be realistic and attainable though slightly aggressive, requiring in each fiscal year strong performance and execution that in our view provides an annual incentive firmly aligned with stockholder interests. This balance is reflected in the fact that none of these named executive officers earned any awards under the Plan for fiscal year 2007 when our Company’s financial performance was not strong, but, as stated above, they did earn their target awards under the Plan for fiscal year 2008 when our Company’s financial performance was much stronger.

Long Term Incentive Compensation

                The Committee provides equity incentives to executive officers and other key employees in order to directly align their interests with the long term interests of the other equity holders who are principally the Sponsors.

Holdings LLC Units Plan

                Holdings acquired Vanguard in the Merger on September 23, 2004.  The following contains a summary of the material terms of the Holdings LLC Units Plan, which we refer to as the 2004 Unit Plan, pursuant to which Holdings granted the right to purchase units to members of our management on September 23, 2004 in connection with consummation of the Merger. All of our named executive officers, and certain other members of our management, have been granted the right to purchase units under the 2004 Units Plan.

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

       Holdings LLC Units Held by Certain of our Managers

                The units of Holdings consist of Class A units, Class B units, Class C units and Class D units. As of September 1, 2008, approximately 59.2% of Holdings’ Class A Units were held by Blackstone, approximately 20.8% were held by MSCP, approximately 15.4% were held by certain members of our management and approximately 4.6% were held by other investors. The Class B units, Class C units and Class D units are held exclusively by members of our senior management and all such units were purchased on September 23, 2004.

                Of our named executive officers, Charles N. Martin, Jr. owns 40,000 class A units, 8,913 class B units, 8,913 class C units and 7,640 class D units; Kent H. Wallace owns 850 class A units, 2,622 class B units, 2,622 class C units and 2,247 class D units; Keith B. Pitts owns 11,000 class A units, 5,243 class B units, 5,243 class C units and 4,494 class D units; Joseph D. Moore owns 10,450 class A units, 3,146 class B units, 3,146 class C units and 2,696 class D units; and Phillip W. Roe owns 3,030 class A units, 2,097 class B units, 2,097 class C units and 1,798 class D units. As of September 1, 2008, none of the class C units are vested, but 60% of the Class B and D units are vested; and an additional 20% of such class B and D units will vest on September 23, 2008. See the vesting provisions in respect of the class A, B, C and D units in the discussion immediately below.

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

                As of June 30, 2008, options to purchase 88,698 shares of our common stock (the “New Options”) were outstanding under the 2004 Stock Incentive Plan. The New Options were granted in part as “time options,” and in part as “performance options” which vest and become exercisable ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control). 35% of the options granted were time options with an exercise price equal to the greater of the fair market price per share or $1,000 per share at the time of grant (a range of $1,000 to $1,167.50 per share). 30% of the options granted were performance options with an exercise price of $3,000 per share. 35% of the options granted were “liquidity options” with an exercise price equal to greater of the fair market price per share or $1,000 per share at the time of grant (a range of $1,000 to $1,167.50 per share) that become fully vested and exercisable upon the completion of any of certain designated business events

(“liquidity events”), and in any event on the eighth anniversary of the date of grant. Any common stock for which such options are exercised are governed by a stockholders agreement, which is described below under “Item 13.  Certain Relationships and Related Transactions - Stockholders Agreement.”

                Of our named executive officers, Messrs. Martin and Moore have been granted no New Options as of September 1, 2008, Mr. Pitts has been granted 1,500 New Options, Mr. Roe has been granted 3,008 New Options and Mr. Wallace has been granted 8,500 New Options. During fiscal year 2008 the Committee granted 2,000 New Options to Mr. Roe, 1,500 New Options to Mr. Pitts and 1,500 New Options to Mr. Wallace.

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

       Retirement Benefits

                Substantially all of our salaried employees, including our named executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under the 401(k) plan. At our discretion, we may make a matching contribution of either (1) up to 50%, subject to annual limits established under the Internal Revenue Code, of the first 6% of an employee’s contributions under this 401(k) plan as determined each year or (2) in respect of a few of our employees who came to us with plans in place having a larger match than this match, a match of 100% of the first 5% of an employee’s contributions under this 401(k) plan.  Most recently, we authorized such maximum discretionary amounts as a match on employees’ aggregate 401(k) Plan contributions for calendar year 2007, including the named executive officers. Employee contributions are fully vested immediately. Our matching contributions vest to the employee’s account over time related to the employee’s years of service with us, with 20% of our contribution vesting after 2 years of service, 40% after 3 years, 60% after 4 years, 80% after 5 years and 100% after 6 years. Participants may receive distribution of their 401(k) accounts any time after they cease service with us.

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

Our Employment Agreements with Certain Named Executive Officers

                We have entered into written employment agreements with all five of our named executive officers. On June 1, 1998, we entered into written employment agreements with our Chief Executive Officer and then Chief Financial Officer (Messrs. Martin and  Moore, respectively), which were amended and restated on September 23, 2004, to extend the term of the employment agreements for five years, and to provide that the Merger did not constitute a change in control under the agreements. On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman, and on September 23, 2004, his employment agreement was amended and restated to extend the term of the employment agreement for five years, and to provide that the Merger did not constitute a change in control under the agreement. On November 15, 2007, we entered into written employment agreements with our Chief Operating Officer and our new Chief Financial Office (Messrs. Wallace and Roe, respectively) for terms expiring on November 15, 2012.

                The term of each employment agreement will renew automatically for additional one-year periods, unless any such agreement is terminated by us or by the officer by delivering notice of termination no later than 90 days before the end of any such renewal term. The base salaries of Messrs. Martin, Moore, Pitts, Wallace and Roe under such written employment agreements are, during calendar year 2008, $1,050,291, $525,146, $641,844, $600,000 and $475,000, respectively. Pursuant to these agreements the officers are eligible to participate in an annual bonus plan giving each of them an opportunity to earn an annual bonus in such amount as our board of directors should determine, as well as pension, medical and other customary employee benefits. The terms of these agreements state that if the officer terminates his employment for Good Reason (as defined in the agreements) or if we terminate the officer’s employment without Cause (as defined in the agreements), he will receive within a specified time after the termination a payment of up to three times the sum of (i) his annual salary plus (ii) the average of the bonuses given to him in the two years immediately preceding his termination.

Our Severance Protection Agreements

                We provide our officers at the Vice President level and above (other than Messrs. Martin, Moore, Wallace and Roe and Ronald P. Soltman (our General Counsel), who each have a written employment agreement containing severance provisions) with severance protection agreements granting them severance payments in amounts of 200% to 250% of annual salary and bonus. Generally, severance payments are due under these agreements if a change in control (as defined in the agreements) should occur and employment of the officer is terminated during the term of the agreement by us (or our successor) without Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreement). In addition, these agreements state that in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our 10% shareholders by 5% or more), the executives have an obligation to remain in our employ until the earliest of (1) six months after the Potential Change in Control; (2) a change in control; (3) a termination of employment by us; or (4) a termination of employment by the employee for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the executive had a Good Reason) or due to death, disability or retirement. On September 23, 2004, all the outstanding severance protection agreements were amended and restated to provide that the Merger did not constitute a change in control under the agreements, and that we would not terminate the agreements prior to the third anniversary of the closing of the Merger.

Stock Ownership

                We do not have a formal policy requiring stock ownership by management. Our senior managers, including all of our named executive officers, however, have committed significant personal capital to our Company in connection with the consummation of the Merger.  See the beneficial ownership chart below under Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.  Our stock is not publicly traded and is subject to a stockholder agreement that limits a stockholder’s ability to transfer his or her shares. See “Holdings Limited Liability Company Agreement” and “Stockholders Agreement” under Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Impact of Tax and Accounting Rules

                The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages, and obtain tax advantages where reasonably possible consistent with our compensation goals. (Tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives.)  Thus our severance pay plans are designed or are being reviewed to take account of and avoid  “parachute” excise taxes under Section 280G of the Internal Revenue Code. Similarly we have taken steps to structure and assure that our executive compensation program is applied in compliance with Section 409A of the Internal Revenue Code. Since we currently have no publicly traded common stock, we are not currently subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m) of the Internal Revenue Code, though that rule will be considered if our common stock becomes publicly traded. Incentives paid to executives under our annual incentive plan are taxable at the time paid to our executives.

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

Compensation Committee:

Michael Dal Bello
M. Fazle Husain
Charles N. Martin, Jr.
Alan M. Muney, M.D.
James A. Quella
Michael J. Parsons
Neil P. Simpkins

Summary Compensation Table

                The following table sets forth, for the fiscal years ended June 30, 2008 and 2007, the compensation earned by the Chief Executive Officer and Chief Financial Officer and the three other most highly compensated executive officers of the registrant, Vanguard, at the end of Vanguard’s last fiscal year ended June 30, 2008. We refer to these persons as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus($)	Non-Equity Incentive Plan Compensation ($)(a)	Option Awards($)(b)	All Other Compensation ($)(c)	Total ($)

Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer	2008	1,050,291	–	1,050,291	–	13,608	2,114,190
	2007	1,050,291	–	–	–	10,164	1,060,455

Phillip W. Roe Executive Vice President, Chief Financial Officer & Treasurer	2008	440,192	–	332,500	9,359	7,620	789,671
	2007	350,000	–	–	4,683	7,410	362,093

Keith B. Pitts Vice Chairman	2008	641,845	100,000	577,661	3,507	7,992	1,331,005
	2007	641,845	–	–	–	7,410	649,255

Kent H. Wallace President & Chief Operating Officer	2008	600,000	100,000	540,000	35,827	7,992	1,283,819
	2007	600,000	–	–	32,319	230,212	862,531

Joseph D. Moore Executive Vice President	2008	583,495	–	408,447	–	3,564	995,506
	2007	583,495	–	–	–	3,564	587,059

____________________
(a)

The Compensation Committee has determined the amount of the Annual Incentive Plan compensation that was earned by each of these named executive officers for fiscal year 2008. This amount was paid to the named executive officers in September 2008.

(b)

Option Awards reflect the compensation expense recognized in our financial statements for fiscal years 2008 and 2007 in accordance with SFAS 123(R) with respect to options to purchase shares of our common stock which have been awarded under our 2004 Stock Incentive Plan in our 2006 and 2008 fiscal years to three of our named executive officers. See Note 12 to our consolidated financial statements for assumptions used in calculation of these amounts. The actual number of Option Awards granted in fiscal year 2008 is shown in the “Grants of Plan Based Awards in Fiscal Year 2008” table included below in this report. Because these amounts represent expense for financial reporting purposes, they are not representative of the actual value that the named executive officer would receive upon exercise of these options.

(c)

The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2008 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,750; Mr. Roe: $6,750; Mr. Pitts: $6,750; Mr. Wallace $6,750; and Mr. Moore: $0; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance:  Mr. Martin: $6,858; Mr. Roe: $870; Mr. Pitts: $1,242; Mr. Wallace: $1,242; and Mr. Moore: $3,564. No amounts for perquisites and other personal benefits, or property, have been included in this column for 2008 for Messrs. Martin, Roe,  Pitts, Wallace and Moore because the aggregate value thereof for each of these named executive officers was below the $10,000 reporting threshold established by the Securities and Exchange Commission for this column.

Grants of Plan-Based Awards in Fiscal Year 2008

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (a) Target	All Other Option Awards: Number of Securities Underlying Options(b)	Exercise or Base Price of Option Awards ($/sh)(b)	Grant Date Fair Value of Option Awards(b)

Charles N. Martin, Jr.	n/a	$1,050,291	–	–	–

Phillip W. Roe	n/a	$332,500	–	–	–
	2/5/08		700	$1,000.00	$244,293
	2/5/08		700	$1,000.00	$293,391
	2/5/08		600	$3,000.00	$ 0

Keith B. Pitts	n/a	$577,661	–	–	–
	2/5/08		525	$1,000.00	$183,220
	2/5/08		525	$1,000.00	$220,043
	2/5/08		450	$3,000.00	$ 0

Kent H. Wallace	n/a	$540,000	–	–	–
	2/5/08		525	$1,000.00	$183,220
	2/5/08		525	$1,000.00	$220,043
	2/5/08		450	$3,000.00	$ 0

Joseph D. Moore	n/a	$408,447	–	–	–

____________________
(a)

There is solely a target award under the Annual Incentive Plan for the named executive officers. For fiscal year 2008 the named executive officers earned these target awards, the Committee approved them and they were paid in cash to the named executive officers in September 2008 and these amounts are reflected in the Summary Compensation Table. See the “Compensation Discussion and Analysis –Annual Incentive Compensation,” for a detailed description of the Annual Incentive Plan.

(b)

Stock options awarded under the 2004 Stock Incentive Plan by the Committee as part of the named executive officer’s long term equity incentive award.  None of these options were granted with exercise prices below the fair market value of the underlying common stock on the date of grant. Since we are a privately-held company, the Committee determines the fair market value of our common stock primarily from an independent appraisal of our common stock which we obtain no less frequently than annually. The terms of these option awards are described in more detail under “Compensation Discussion and Analysis –Long Term Incentive Compensation –Our 2004 Stock Incentive Plan.” We utilize a Black-Scholes-Merton model to estimate the fair value of options granted. The compensation expense recognized in our financial statements for fiscal year 2008 in accordance with SFAS 123(R) with respect to these option grants is reflected in the “Option Awards” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal 2008 Year-End

                The following table summarizes the outstanding equity awards held by each named executive officer at June 30, 2008.  The table reflects options to purchase common stock of Vanguard which were granted under the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(a)	Number of Securities Underlying Unexercised Options (#) Unexercisable(b)	Option Exercise Price ($)(c)	Option Expiration Date

Charles N. Martin, Jr.	–	–	–	–

Phillip W. Roe	142(d)	211(d)	1,150.37	11/3/15
	–	353(e)	1,150.37	11/3/15
	122(d)	180(d)	3,000.00	11/3/15
	–	700(f)	1,000.00	2/5/18
	–	700(g)	1,000.00	2/5/18
	–	600(f)	3,000.00	2/5/18

Keith B. Pitts	–	525(f)	1,000.00	2/5/18
	–	525(g)	1,000.00	2/5/18
	–	450(f)	3,000.00	2/5/18

Kent H. Wallace	344(d)	514(d)	1,150.37	11/3/15
	–	858(e)	1,150.37	11/3/15
	295(d)	441(d)	3,000.00	11/3/15
	638(h)	954(h)	1,150.37	11/28/15
	–	1,592(i)	1,150.37	11/28/15
	546(h)	818(h)	3,000.00	11/28/15
	–	525(f)	1,000.00	2/5/18
	–	525(g)	1,000.00	2/5/18
	–	450(f)	3,000.00	2/5/18

Joseph D. Moore	–	–	–	–

____________________
(a)	This column represents the number of stock options that had vested and were exercisable as of June 30, 2008.

(b)	This column represents the number of stock options that had not vested and were not exercisable as of June 30, 2008.

(c)	The exercise price for the options was never less than the grant date fair market value of a share of Vanguard common stock as determined by the Compensation Committee.

(d)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 3, 2005 grant date of these options (or earlier upon a change of control). 40% of this option grant was vested as of June 30, 2008.

(e)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 3, 2005 grant date of these options (or earlier upon a liquidity event).

(f)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the February 5, 2008 grant date of these options (or earlier upon a change of control). None of this option grant was vested as of June 30, 2008.

(g)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the February 5, 2008 grant date of these options (or earlier upon a liquidity event).

(h)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 28, 2005 grant date of these options (or earlier upon a change of control). 40% of this option grant was vested as of June 30, 2008.

(i)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 28, 2005 grant date of these options (or earlier upon a liquidity event).

Option Exercises and Stock Vested

                No named executive officer exercised any stock options of Vanguard during fiscal 2008 nor were any restricted stock awards vested during fiscal 2008. Vanguard has made no restricted stock awards of its common stock since the Merger.

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

Potential Payments Upon Termination or Change of Control

                The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the named executive officers would be entitled upon a termination of their employment under their employment agreement, if they have an employment agreement, or if they do not have an employment agreement, under their severance protection agreement. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on June 30, 2008 (the last business day of our last completed fiscal year).

Current	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (present value) ($)	Total Termination Benefits ($)

Charles N. Martin, Jr.
–Voluntary retirement	0	0	0
–Involuntary termination	4,201,164	25,947	4,227,111
–Involuntary or Good Reason termination after
change in control	6,301,746	25,947	6,327,693

Phillip W. Roe
–Voluntary retirement	0	0	0
–Involuntary termination	1,615,000	25,848	1,640,848
–Involuntary or Good Reason termination after
change in control	2,422,500	25,848	2,448,348

Keith B. Pitts
–Voluntary retirement	0	0	0
–Involuntary termination	2,439,012	25,947	2,464,959
–Involuntary or Good Reason termination after
change in control	3,658,518	25,947	3,684,465

Kent H. Wallace
–Voluntary retirement	0	0	0
–Involuntary termination	2,280,000	25,947	2,305,947
–Involuntary or Good Reason termination after
change in control	3,420,000	25,947	3,445,947

Joseph D. Moore
–Voluntary retirement	0	0	0
–Involuntary termination	1,750,486	17,855	1,768,341
–Involuntary or Good Reason termination after
change in control	2,625,729	17,855	2,643,584

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

                Involuntary Termination and Change-in-Control Severance Pay Program.  As described above under “—Our Employment Agreements,” all of the named executive officers are entitled to severance pay in the event that their employment is terminated by us without Cause or if the named executive officer terminates the agreement as a result of our breach of his employment agreement. Additionally, they are entitled to severance pay under their employment agreements in the event they terminate the agreements after a change in control if their termination is for Good Reason.

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

                Under their employment agreements, all of our named executive officers owe the following obligations to us:

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

                The amounts shown in the table are for such involuntary or Good Reason terminations for the named executive officers and are based on the following assumptions and provisions in the employment agreements.

                • Covered terminations following a Change in Control. Eligible terminations for all of our named executive officers include an involuntary termination for reasons other than Cause both before and following a change of control, or a voluntary resignation by the executive as a result of Good Reason following a change in control.

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

                A termination by the executive officer is for Good Reason if it results from, after a change of control has occurred, one of the following events:

                                (a)           a material diminution in the executive’s base compensation;

                                (b)           a material diminution in the executive’s authority, duties or responsibilities;

                                (c)           a material diminution in the authority, duties or responsibilities of the supervisor to whom the executive is required to report, including a requirement that the executive’s supervisor report to a corporate officer or employee instead of reporting directly to our Board of
                                                Directors;

                                (d)           a material diminution in the budget over which the executive retains authority;

                                (e)           a material change in the geographic location at which the executive must perform services, except for required travel on our business to an extent substantially consistent with his business travel obligations prior to the change in control; or

                                (f)            any other action or inaction that constitutes a material breach by us of the terms of the employment agreement.

                • Cash severance payments; Timing. Represents, for each of our named executive officers, (1) if it relates to an involuntary termination without Cause by us prior to a change of control, a payment of 2 times the named executive officer’s base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination and (2) if it relates to an involuntary termination without cause by us or a Good Reason termination by the executive after a change of control, payment of 3 times the named executive officer's base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination. All of these severance payments are “lump sum” payments by us to the named executive officers due within 5 days of termination of employment, except that the amounts of severance described above payable in respect of a termination of their employment prior to a change of control are payable monthly in equal monthly installments starting with the month after employment terminates and ending with the month that their 5-year employment agreements terminate (which is September 2009 for Messrs. Martin, Pitts and Moore and November 2012 for Messrs. Roe and Wallace).

                • Continuation of health, welfare and other benefits. Represents the value of coverage for 18 months following a covered termination equivalent to our current active employee medical, dental, life, long-term disability insurances and other covered benefits.

Director Compensation

                During fiscal 2008, our directors who are either our employees or affiliated with our private equity Sponsors did not receive any fees or other compensation services as our directors. As described in the table below, Michael J. Parsons, a director who is not our employee or an affiliate of our Sponsors, receives our current standardized director compensation plan for our independent directors of $60,000 per annum in cash plus an initial grant, upon election to our board of directors, of 85 stock options pursuant to our 2004 Stock Incentive Plan, as described in this Item under the caption “Our 2004 Stock Incentive Plan”. We do, however, reimburse all of our directors for travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings of the board.

                The following table summarizes all compensation for our non-employee directors for our fiscal year ended June 30, 2008.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards(2)(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Michael J. Parsons	$ 10,000	–	$ 83	–	–	–	$ 10,083

____________________
(1)

The director compensation in the above table reflects an annual cash retainer paid to each independent, non-employee director of $60,000, prorated for Mr. Parsons’ election as one of our directors in May 2008. The employee and Sponsor-affiliated directors receive no additional compensation for serving on the board and, as a result, are not listed in the above table.

(2)

The amount in this column reflects the dollar amount recorded for financial statement reporting purposes for the fiscal year ended June 30, 2008, in accordance with FAS 123(R), relating to  Mr. Parsons’ option award granted pursuant to our 2004 Stock Option Plan. Assumptions used in the calculation of this amount are included in Note 2 of the Notes to our consolidated financial statements for the fiscal year ended June 30, 2008 included in this report.

(3)

This represents a grant of 85 stock options on May 6, 2008 under our 2004 Stock Option Plan. None of such options were exercisable on June 30, 2008. 30 of the options had an option exercise price of $1,000 per share and become exercisable 20% on each of the first five anniversaries of their May 6, 2008 grant date (or earlier upon a change of control). 30 of the options also had an option exercise price of $1,000 per share and become exercisable on the eighth anniversary of the May 6, 2008 grant date (or earlier upon a liquidity event). 25 of the options had an option exercise price of $3,000 per share and become exercisable 20% on each of the first five anniversaries of their May 6, 2008 grant date (or earlier upon a change of control). The exercise price for the options is not less than the fair market value of a share of our common stock as determined by the Compensation Committee. All of these 85 options have an expiration date of May 6, 2018. For more information about options granted under our 2004 Stock Option Plan, see information in this Item under the caption “Our 2004 Stock Incentive Plan”.

Compensation Committee Interlocks and Insider Participation

                During fiscal 2008, we had no compensation committee of our board of directors.  Charles N. Martin, Jr., one of the named executive officers, participated in deliberations of our board of directors concerning executive officer compensation during fiscal 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                As of September 1, 2008, VHS Holdings LLC (“Holdings”) directly owned 624,550 of the outstanding shares of the common stock of Vanguard (representing a 83.3% ownership interest), certain investment funds affiliated with Blackstone directly owned 125,000 of the outstanding shares of the common stock of Vanguard (representing a 16.7% ownership interest) and no other person or entity had a direct beneficial ownership interest in the common stock of Vanguard, except for certain key employees who held an aggregate of 17,237 exercisable options into 17,237 shares of the common stock of Vanguard as of such date. However, ignoring only the direct ownership of Holdings in the common stock of Vanguard, the following table sets forth information with respect to the direct or indirect beneficial ownership of the common stock of Vanguard as of September 1, 2008 by (1) each person (other than Holdings) known to own beneficially more than 5.0% of the common stock of Vanguard, (2) each named executive officer, (3) each of our directors and (4) all executive officers and directors as a group.  The indirect beneficial ownership of the common stock of Vanguard reflects the direct beneficial ownership of all Class A units and all vested Class B and D units of Holdings. None of the shares listed in the table are pledged as security pursuant to any pledge arrangement or agreement. Additionally, there are no arrangements with respect to the share, the operation of which may result in a change in control of Vanguard.

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

Name of Beneficial Owner	Beneficial Ownership	Ownership Percentage

Blackstone Funds(1)	494,930	66.0%
MSCP Funds(2)	130,000	17.3%
Charles N. Martin Jr.(3)	53,243	7.0%
Phillip W. Roe(4)	6,411	*
Keith B. Pitts(5)	18,791	2.5%
Kent H. Wallace(6)	6,569	*
Joseph D. Moore(7)	15,124	2.0%
M. Fazle Husain(8)	126,750	16.9%
James A. Quella(1)	494,930	66.0%
Neil P. Simpkins (1)	494,930	66.0%
Michael A. Dal Bello	—(9)	—(9)
Alan M. Muney, M.D.	—(9)	—(9)
Michael J. Parsons	—	—
All directors and executive officers as a group (24 persons) (10)	762,636	95.1%

____________________
*	Less than 1% of shares of common stock outstanding (excluding, in the case of all directors and executive officers as a group, shares beneficially owned by Blackstone and by the MSCP Funds).

(1)

Includes common stock interests directly and indirectly owned by each of Blackstone FCH Capital Partners IV L.P., Blackstone FCH Capital Partners IV-A L.P., Blackstone FCH Capital Partners IV-B L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., Blackstone Health Commitment Partners L.P. and Blackstone Health Commitment Partners-A L.P. (the “Blackstone Funds”), for which Blackstone Management Associates IV L.L.C. (“BMA”) is the general partner having voting and investment power over the membership interests in Holdings and the shares in Vanguard held or controlled by each of the Blackstone Funds. Messrs. Quella and Simpkins are members of BMA, but disclaim any beneficial ownership of the membership interests or the shares beneficially owned by BMA. Messrs. Peter G. Peterson and Stephen A. Schwarzman are the founding members of BMA and as such may be deemed to share beneficial ownership of the membership interests or shares held or controlled by the Blackstone Funds. Each of BMA and Messrs. Peterson and Schwarzman disclaims beneficial ownership of such membership interests and shares. The address of BMA and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154

(2)

The MSCP Funds consist of the following six funds: Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors,  L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., and Morgan Stanley Dean Witter Capital Investors IV, L.P. The address of each of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. is c/o Metalmark Capital LLC, 1177 Avenue of the Americas, New York, New York 10036. The address of each of Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P. is c/o Morgan Stanley, 1585 Broadway, New York, New York 10036. Metalmark Capital LLC shares investment and voting power with Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. over 126,750 of these 130,000 shares of Vanguard common stock indirectly owned by these four funds.

(3)	Includes 7,131 B units and 6,112 D units in Holdings which are vested or vest within 60 days of September 1, 2008.

(4)	Includes 264 options in Vanguard and 1,678 B units and 1,439 D units in Holdings which are vested or vest within 60 days of September 1, 2008.

(5)	Includes 4,195 B units and 3,596 D units in Holdings which are vested or vest within 60 days of September 1, 2008.

(6)	Includes 1,823 options in Vanguard and 2,098 B units and 1,798 D units in Holdings which are vested or vest within 60 days of September 1, 2008.

(7)	Includes 2,517 B units and 2,157 D units in Holdings which are vested or vest within 60 days of September 1, 2008.

(8)

Mr. Husain is a Managing Director of Metalmark Capital LLC and exercises shared voting or investment power over the membership interests in Holdings owned by Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., and MSDW IV 892 Investors, L.P. and, as a result, may be deemed to be the beneficial owner of such membership interests and the 126,750 shares of Vanguard common stock indirectly owned by these four funds. Mr. Husain disclaims beneficial ownership of such membership interests and shares of common stock as a result of his employment arrangements with Metalmark, except to the extent of his pecuniary interest therein ultimately realized. Metalmark Capital does not have investment and voting power with respect to 3,250 shares of Vanguard common stock indirectly owned by Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P. and these 3,250 shares are not included in the 126,750 shares contained in this table for Mr. Husain.

(9)	Mr. Dal Bello and Mr. Muney are employees of Blackstone, but do not have investment or voting control over the shares beneficially owned by Blackstone.

(10)	Includes 7,741 options in Vanguard and 24,124 B units and 20,678 D units in Holdings which have vested or vest within 60 days of September 1, 2008.

Equity Compensation Plan Information

                The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of Vanguard’s existing equity compensation plans as of June 30, 2008.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	88,698 (1)	$1,644.97	11,915 (1)

Equity compensation plans not approved by security holders	0	$ 0	0

Total	88,698	$1,644.97	11,915
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

                Under the transaction and monitoring fee agreement during fiscal year 2008, Vanguard paid to BMP the annual $4.0 million fee referred to above and reimbursed BMP approximately $1.2 million for expenses incurred by BMP on Vanguard’s behalf. BMP is an affiliate of the Blackstone Funds which own 66.0% of the equity of Vanguard.  Four of our seven directors, Messrs. Dal Bello, Muney, Quella and Simpkins, are employed by affiliates of BMP.

                Under the transaction and monitoring fee agreement during fiscal year 2008, Vanguard paid to Metalmark SA the annual $1.2 million fee referred to above. Metalmark SA is an affiliate of Metalmark Capital LLC which manages the MSCP Funds and the MSCP Funds own 17.3% of the equity of Vanguard.

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

Commercial Transactions with Sponsor Portfolio Companies

                Blackstone, MSCP and Metalmark each sponsor private equity funds which have ownership interests in a broad range of companies. We have entered into commercial transactions in the ordinary course of our business with some of these companies, including the sale of goods and services and the purchase of goods and services. None of these transactions or arrangements is of great enough value to be considered material to us.

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

                During fiscal year 2008, there were no transactions between the Company and a related person requiring approval under this policy.

Director Independence

                Our board of directors has not made a formal determination as to whether each director is “independent” because we have no equity securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent. Six of our seven directors have either been appointed by our equity Sponsors or are employed by us (Mr. Martin, our chairman and chief executive officer). Our seventh director (Michael J. Parsons) is neither our employee or otherwise affiliated with us in any significant way. Thus, we do not believe any of our directors would be considered independent under the New York Stock Exchange’s definition of independence, except for Mr. Parsons.

Item 14.  Principal Accounting Fees and Services.

Fees Paid to the Independent Auditor

                    The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Vanguard’s annual financial statements for 2007 and 2008, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2007 and 2008.

	2007	2008

Audit fees(1)	$834,133	$856,929
Audit-related fees	–	–

Audit and audit-related fees	834,133	856,929
Tax fees(2)	34,316	64,263
All other fees(3)	1,870,901	1,109,572

Total fees(4)	$2,739,350	$2,030,764

____________________
(1)

Audit fees for 2007 and 2008 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included Vanguard’s quarterly reports and statutory audits.

(2)	Tax fees for 2007 and 2008 consisted principally of fees for tax advisory services.

(3)

All other fees for 2007 and 2008 consisted of assistance in identification of Medicaid eligible days for inclusion in the Medicare cost reports for Medicare disproportionate share reimbursement; assistance in validating average wage rates in our markets used in Medicare reimbursement; assistance in preparing reports for us relating to payer matters; and assistance in preparing occupational mix survey data in accordance with CMS requirements.

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

                    The policy provides that the board of directors shall pre-approve audit services, audit-related services, tax services and those other services that it believes to be routine and recurring services that do not impair the independence of the auditor.  Under the policy, our Chief Accounting Officer is responsible for determining whether services provided by the independent auditor are included as part of those services already pre-approved or whether separate approval from the board of directors is required. All services performed for us by Ernst & Young LLP, our independent registered public accounting firm, subsequent to the adoption of the policy have been pre-approved by the board of directors.  The board of directors has concluded that the audit-related services, tax services and other non-audit services provided by Ernst & Young LLP in fiscal year 2008 were compatible with the maintenance of the firm’s independence in the conduct of its auditing functions. In addition, to safeguard the continued independence of the independent auditors, the policy prevents our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

                    (a)       List of documents filed as part of this report.

                                (1)  Financial Statements.  The accompanying index to financial statements on page 78 of this report is provided in response to this item.

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

                    VANGUARD HEALTH SYSTEMS, INC.                                     Date

                    By:  /s/ Charles N. Martin, Jr.                                                         September 23, 2008
                           Charles N. Martin, Jr.
                           Chairman of the Board & Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	September 23, 2008
Charles N. Martin, Jr.

/s/ Phillip W. Roe	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	September 23, 2008
Phillip W. Roe

/s/ Gary D. Willis	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	September 23, 2008
Gary D. Willis

/s/ Michael A. Dal Bello	Director	September 23, 2008
Michael A. Dal Bello

/s/ M. Fazle Husain	Director	September 23, 2008
M. Fazle Husain

/s/ Alan M. Muney, M.D.	Director	September 23, 2008
Alan M. Muney, M.D.

/s/ Michael J. Parsons	Director	September 23, 2008
Michael J. Parsons

/s/ James A. Quella	Director	September 23, 2008
James A. Quella

/s/ Neil P. Simpkins	Director	September 23, 2008
Neil P. Simpkins

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein(1)(3)

3.1	Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc.(1)

3.2	By-Laws of Vanguard Health Systems, Inc.(10)

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

4.6	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004(1)

4.7	Second Supplemental Indenture, dated as of March 28, 2005, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (8)

4.8	Third Supplemental Indenture, dated as of July 13, 2006, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (15)

4.9	Fourth Supplemental Indenture, dated as of June 25, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(19)

4.10	Fifth Supplemental Indenture, dated as of July 1, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(19)

4.11	Sixth Supplemental Indenture, dated as of October 2, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (20)

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

10.2	Security Agreement, dated as of September 23, 2004, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent(1)

10.3	Vanguard Guaranty, dated as of September 23, 2004, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent(1)

10.4	Subsidiaries Guaranty, dated as of September 23, 2004, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent(1)

10.5	Pledge Agreement, dated as of September 23, 2004, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent(1)

10.6	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC(1)

10.7	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004(1)

10.8	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan(1)(3)

10.9	VHS Holdings LLC 2004 Unit Plan(1)(3)

10.10	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan(2)(3)

10.11	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004(1)(3)

10.12	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004(1)(3)

10.13	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of September 23, 2004(1)(3)

10.14	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004(1)(3)

10.15	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc. dated as of September 23, 2004 for Vice Presidents and above (1)(3)

10.16	Arizona Health Care Cost Containment System Administration RFP re Contract No. YH04-0001-06 with VHS Phoenix Health Plan, awarded May 1, 2003(4)

10.17

Solicitation Amendments to RFP numbers One, Two, Three and Four and Contract Amendment No. 01 dated May 1, 2003, to Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan(4)

10.18

Contract Amendments Numbered 02, 03, 04 and 05, each effective October 1, 2003, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 with VHS Phoenix Health Plan(5)

10.19

Contract Amendment Number 06, executed on November 10, 2003, but effective as of October 1, 2003, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(6)

10.20

Contract Amendment Number 07, executed on April 28, 2004, but effective as of April 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.21

Contract Amendment Number 08, executed on September 16, 2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.22

Contract Amendment Number 09, executed on November 4, 2004, but effective as of October 1, 2004, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(1)

10.23	Amended and Restated Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. executed on September 8, 2004, but effective as of September 1, 2004(1)

10.24	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of VHS Acquisition Subsidiary Number 5, Inc., dated as of September 8, 2004(1)

10.25	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003(7)

10.26	Form of Performance Option Under 2004 Stock Incentive Plan(1)(3)

10.27	Form of Time Option Under 2004 Stock Incentive Plan(1)(3)

10.28	Form of Liquidity Event Option Under 2004 Stock Incentive Plan(1)(3)

10.29

Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto(1)

10.30	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004(1)(3)

10.31	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004(1)(3)

10.32	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004(1)(3)

10.33	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004(1)(3)

10.34

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

10.35	First Amendment of VHS Holdings LLC 2004 Unit Plan(3)(10)

10.36

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent(9)

10.37

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent(11)

10.38

Contract Amendment Number 10, executed on September 7, 2005, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(12)

10.39

Contract Amendment Number 11, executed on September 7, 2005, but effective as of September 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(12)

10.40	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005(3)(13)

10.41	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2005(3)(13)

10.42	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2005(3)(13)

10.43	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005(3)(13)

10.44	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC(13)

10.45	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005(3)(13)

10.46

Contract Amendment Number 12, executed on December 21, 2005, but effective as of January 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(13)

10.47	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006(3)(14)

10.48	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006(3)(14)

10.49

Contract Amendment Number 13, executed on April 4, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(14)

10.50

Contract Amendment Number 14, executed on April 26, 2006, but effective as of October 1, 2005, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(14)

10.51

Contract Amendment Number 15, executed on September 5, 2006, but effective as of October 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System (16)

10.52	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006(3)(17)

10.53

Contract Amendment Number 16, executed on April 27, 2007, but effective as of October 1, 2006, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(18)

10.54

Contract Amendment Number 17, executed on September 6, 2006, but effective as of  October 1, 2007, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System(21)

10.55	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2007(3)(22)

10.56	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2007(3)(22)

10.57	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of October 1, 2007(3)(22)

10.58	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of November 7, 2007(3)(22)

10.59	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of October 1, 2007(3)(22)

10.60	Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace dated as of November 15, 2007(3)(22)

10.61	Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe dated as of November 15, 2007(3)(22)

10.62

Form of Amendment No. 1 to Severance Protection Agreement dated as of October 1, 2007, entered into between Vanguard Health Systems, Inc. and each of its executive officers (other than Messrs. Martin, Pitts, Moore, Soltman, Wallace and Roe who each have entered into employment agreements with the registrant)(3)(22)

10.63	Amendment Number 5 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective May 6, 2008(3)(23)

10.64

Letter dated May 13, 2008, from the Arizona Health Care Cost Containment System to VHS Phoenix Health Plan, LLC, countersigned by VHS Phoenix Health Plan, LLC on May 13, 2008 awarding Contract No. YH09-0001-07(24)

10.65

Waiver No. 1 dated as of May 22, 2008, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004, as amended by Amendment No. 1, dated as of November 3, 2005

10.66	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of June 30, 2008(3)

10.67	Form of Severance Protection Agreement of Vanguard Health Systems, Inc. in current use for Vice Presidents and above(3)

10.68

Contract Amendment Number 18, executed on May 5, 2008, but effective as of  April 1, 2008, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System

10.69

Contract Amendment Number 19, executed on May 5, 2008, but effective as of  June 1, 2008, to the Arizona Health Care Cost Containment System Administration Contract No. YH04-0001-06 between VHS Phoenix Health Plan and the Arizona Health Care Cost Containment System

10.70	Arizona Health Care Cost Containment System Administration RFP re Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC awarded May 13, 2008

10.71

Solicitation Amendments to RFP numbers One, Two, Three, Four and Five dated February 29, 2008, March 14, 2008, March 26, 2008, March 28, 2008 and April 10, 2008, respectively, to Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC

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
        S-4 first filed on November 12, 2004 (Registration No. 333-120436).

(2)    Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form
        S-1 first filed on October 19, 2001 (Registration No. 333-71934).

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

(7)   Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
       January 14, 2003, File No. 333-71934.

(8)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
       for the quarterly period ended March 31, 2005, File No. 333-71934.

(9)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
       dated August 26, 2005, File No. 333-71934.

(10)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2005, File No. 333-71934.

(11)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
        September 27, 2005, File No. 333-71934.

(12)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended September 30, 2005, File No. 333-71934.

(13)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2005, File No. 333-71934.

(14)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2006, File No. 333-71934.

(15)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2006, File No. 333-71934.

(16)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated September 8, 2006, File No. 333-71934.

(17)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2006, File No. 333-71934.

(18)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2007, File No. 333-71934.

(19) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2007, File No. 333-71934.

(20)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended September 30, 2007, File No. 333-71934.

(21) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated September 7, 2007, File No. 333-71934.

(22)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2007, File No. 333-71934.

(23) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated May 9, 2008, File No. 333-71934.

(24) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated May 16, 2008, File No. 333-71934.