Form 10-Q
period 2008-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2008-11-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒(Do not check if a smaller reporting company)	Smaller reporting company☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐   No☒

          There were 749,550 shares of common stock outstanding as of November 1, 2008 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	(Unaudited) September 30, 2008

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$141.6	$192.5
Restricted cash	2.1	2.1
Marketable securities	26.3	9.4
Accounts receivable, net of allowance for doubtful accounts of approximately $117.7 and $121.1 at June 30, 2008 and September 30, 2008, respectively	300.4	294.4
Inventories	49.2	51.2
Prepaid expenses and other current assets	80.3	87.0

Total current assets	599.9	636.6
Property, plant and equipment, net of accumulated depreciation	1,174.0	1,152.4
Goodwill	689.2	689.2
Intangible assets, net of accumulated amortization	61.4	62.8
Investments in and advances to affiliates	6.0	5.9
Investments in auction rate securities	–	15.1
Other assets	51.8	50.7

Total assets	$2,582.3	$2,612.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162.8	$156.3
Accrued salaries and benefits	97.4	97.7
Accrued health claims	51.1	57.1
Accrued interest	13.2	26.2
Other accrued expenses and current liabilities	49.6	57.0
Current maturities of long-term debt	8.0	8.0

Total current liabilities	382.1	402.3
Minority interests in equity of consolidated entities	9.1	9.2
Other liabilities	97.0	103.0
Long-term debt, less current maturities	1,529.5	1,532.7
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2008 and September 30, 2008	–	–
Additional paid-in capital	647.1	648.5
Accumulated other comprehensive income	2.8	1.4
Retained deficit	(85.3)	(84.4)

Total stockholders’ equity	564.6	565.5

Total liabilities and stockholders’ equity	$2,582.3	$2,612.7

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2008

	(In millions)

Patient service revenues	$556.8	$598.3
Premium revenues	105.7	120.7

Total revenues	662.5	719.0

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.5 and $1.4, respectively)	273.7	292.6
Supplies	103.2	111.8
Medical claims expense	76.0	87.0
Purchased services	34.8	41.4
Provision for doubtful accounts	53.9	54.6
Other operating expenses	54.5	58.6
Rents and leases	10.1	11.2
Depreciation and amortization	32.5	32.3
Interest, net	31.7	28.7
Other	2.0	0.7

Income (loss) from continuing operations before income taxes	(9.9)	0.1
Income tax expense (benefit)	(3.4)	0.2

Loss from continuing operations	(6.5)	(0.1)
Income (loss) from discontinued operations, net of taxes	(0.4)	1.0

Net income (loss)	$(6.9)	$0.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2008

	(In millions)
Operating activities:
Net income (loss)	$(6.9)	$0.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	0.4	(1.0)
Depreciation and amortization	32.5	32.3
Provision for doubtful accounts	53.9	54.6
Deferred income taxes	(4.2)	(0.8)
Amortization of loan costs	1.2	1.3
Accretion of principal on senior discount notes	4.6	5.1
Loss (gain) on sale of assets	0.1	(2.1)
Stock compensation	0.5	1.4
Non-cash realized holding loss on investments	–	0.6
Changes in operating assets and liabilities:
Accounts receivable	(57.3)	(48.5)
Inventories	(0.4)	(2.1)
Prepaid expenses and other current assets	(1.9)	(5.3)
Accounts payable	5.3	(6.5)
Accrued expenses and other current liabilities	23.2	30.8
Other liabilities	5.3	5.2

Net cash provided by operating activities – continuing operations	56.3	65.9
Net cash provided by operating activities – discontinued operations	0.8	1.0

Net cash provided by operating activities	57.1	66.9

Investing activities:
Capital expenditures	(21.4)	(17.6)
Purchases of marketable securities	(30.0)	–
Sales of marketable securities	30.0	–
Proceeds from asset dispositions	0.1	3.9
Other	1.3	(0.4)

Net cash used in investing activities – continuing operations	(20.0)	(14.1)
Net cash provided by investing activities – discontinued operations	3.1	–

Net cash used in investing activities	(16.9)	(14.1)

Financing activities:
Payments of long-term debt	(2.0)	(1.9)
Proceeds from stock option exercises	0.2	–
Payments to retire stock and stock options	(0.2)	–

Net cash used in financing activities	(2.0)	(1.9)

Net increase in cash and cash equivalents	38.2	50.9
Cash and cash equivalents, beginning of period	120.1	141.6

Cash and cash equivalents, end of period	$158.3	$192.5

Net cash paid for interest	$13.2	$9.8

Net cash paid for income taxes	$0.4	$0.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

Business

        Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of September 30, 2008, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,131 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $9.4 million and $11.9 million for the three months ended September 30, 2007 and 2008, respectively.

        The unaudited condensed consolidated financial statements as of September 30, 2008 and for the three months ended September 30, 2007 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2009. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2008 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on September 23, 2008. The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2008 10-K.

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

2.     FAIR VALUE MEASUREMENTS

        On July 1, 2008, Vanguard adopted the provisions of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”) for financial assets and financial liabilities defined in Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). For non-recurring nonfinancial assets and nonfinancial liabilities, SFAS 157 is effective for Vanguard’s fiscal year beginning July 1, 2009. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

        Under SFAS 157, fair value is determined using assumptions that market participants would use to determine the price of the asset or liability as opposed to measurements determined based upon information specific to the entity holding those assets and liabilities. To determine those market participant assumptions, SFAS 157 established a hierarchy of inputs that the entity must consider including both independent market data inputs and the entity’s own assumptions about the market participant assumptions. This hierarchy is summarized as follows.

Level 1	Unadjusted quoted prices in active markets for identical assets and liabilities.

Level 2

Directly or indirectly observable inputs, other than quoted prices included in Level 1. Level 2 inputs may include, among others, interest rates and yield curves observable at commonly quoted intervals, volatilities, loss severities, credit risks and other inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3

Unobservable inputs used when there is little, if any, market activity for the asset or liability at the measurement date. These inputs represent the entity’s own assumptions about the assumptions that market participants would use to price the asset or liability developed using the best information available.

        The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of September 30, 2008, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Marketable securities	$9.4	$–	$9.4	$–
Investments in auction rate securities	15.1	–	–	15.1
Interest rate swap asset	3.3	–	3.3	–

Total fair value of financial assets	$27.8	$–	$12.7	$15.1

        The following table provides a reconciliation of the beginning and ending balances for the period ended September 30, 2008 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

	Balance at July 1, 2008	Asset Reclassification	Other- than- temporary impairment	Unrealized holding loss	Transfer to Level 2	Balance at September 30, 2008

Marketable securities	$26.3	$(16.3)	$(0.6)	$–	$(9.4)	$–
Investments in auction rate securities	–	16.3	–	(1.2)	–	15.1

Total Level 3 inputs	$26.3	$–	$(0.6)	$(1.2)	$(9.4)	$15.1

        Auction Rate Securities

        At September 30, 2008, Vanguard held $24.5 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, $9.4 million of which is included in marketable securities and $15.1 million of which is included in investments in auction rate securities on the accompanying condensed consolidated balance sheet. The par value of the ARS was $26.3 million at September 30, 2008. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs.

        Prior to September 30, 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender officer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008, which is included in other expenses on the accompanying condensed consolidated statement of operations. Vanguard expects the tender for the $9.4 million marketable securities to be completed prior to December 31, 2008. However, the tender offer includes certain conditions that could prevent the completion of the tender and would require management to reassess the valuation and classification of these ARS. Vanguard considered the tender price to be a Level 2 input since there is not an active market for ARS but the price for this particular tranche of ARS is directly observable.

        As of September 30, 2008, Vanguard reclassified the remaining $16.3 million par value ARS to long-term available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) on its condensed consolidated balance sheet from their current asset classification as of June 30, 2008. Vanguard also recorded a temporary impairment of $1.2 million ($0.7 million, net of taxes) related to these ARS. The $0.7 million net impairment is presented as a reduction to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of September 30, 2008. While Vanguard’s previous classification and valuation was based upon repurchases and calls of similar ARS at par value and general information available at that time, the deterioration in the credit markets since that assessment has raised considerable doubts to management about whether Vanguard will be able to liquidate these ARS during the next twelve months. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $15.1 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in SFAS 157, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value.  Vanguard has the intent and ability to hold these ARS until liquidity returns to the market and their fair value recovers to par value.

        Interest Rate Swap Agreement

        During April 2008, Vanguard entered into an interest rate swap agreement with Bank of America, N.A. (the “counterparty”) that went into effect on June 30, 2008. Vanguard accounts for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and measures any ineffectiveness using the hypothetical derivative method. The valuation of this interest rate swap is based upon a discounted cash flows analysis that reflects the term of the agreement and an observable market-based input, the 90-day LIBOR interest rate curve, which is observable at commonly quoted intervals for the full term of the swap. Vanguard also considered potential credit adjustment risks related to its own performance and the counterparty’s performance under the swap agreement. Management deemed the credit adjustment risks as Level 3 inputs. However, management determined that any potential credit adjustment risks were not significant and thus classified the entire interest rate swap valuation in Level 2 of the fair value hierarchy. The fair value of the interest rate swap as of September 30, 2008 was an asset for Vanguard of approximately $3.3 million ($2.1 million, net of taxes). The change in fair value of the interest rate swap, net of taxes, from June 30, 2008 to September 30, 2008 is presented as a reduction to accumulated other comprehensive income on the accompanying condensed consolidated balance sheet as of September 30, 2008.

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

        Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of September 30, 2008, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of September 30, 2008, 90,308 options were outstanding under the 2004 Option Plan. Vanguard recognized salaries and benefits expense related to the 2004 Option Plan of $0.5 million and $1.4 million during the three months ended September 30, 2007 and 2008, respectively.

4.     INTANGIBLE ASSETS

        The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2008 and September 30, 2008 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2008	September 30, 2008	June 30, 2008	September 30, 2008

Amortized intangible assets:
Deferred loan costs	$43.8	$43.8	$16.1	$17.4
Contracts	31.4	31.4	11.8	12.6
Physician income and other guarantees	22.2	25.2	12.1	13.4
Other	1.3	3.2	0.5	0.6

Subtotal	98.7	103.6	40.5	44.0
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$101.9	$106.8	$40.5	$44.0

        Amortization expense for contracts and other intangible assets during the three months ended September 30, 2007 and 2008 was $0.8 million and $0.9 million, respectively. Amortization of deferred loan costs of $1.2 million and $1.3 million during the three months ended September 30, 2007 and 2008, respectively, is included in net interest. Amortization of physician income and other guarantees of $2.3 million and $1.3 million during the three months ended September 30, 2007 and 2008, respectively, is included in purchased services or other operating expenses.

5.     IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

        Vanguard completed its annual goodwill impairment test required by SFAS 142 during the fourth quarter of fiscal 2008 noting no impairment. However, Vanguard’s Chicago market, with goodwill of approximately $40.6 million as of September 30, 2008, will require continual monitoring during fiscal year 2009 due to the sensitivity of the projected operating results of this reporting unit to the goodwill impairment analysis. If actual future cash flows become less favorable than those projected by management, an impairment charge may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

6.     FINANCING ARRANGEMENTS

        A summary of Vanguard’s long-term debt at June 30, 2008 and September 30, 2008 follows (in millions).

	June 30, 2008	September 30, 2008

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	188.4	193.5
Term loans payable under credit facility	774.1	772.2

	1,537.5	1,540.7
Less: current maturities	(8.0)	(8.0)

	$1,529.5	$1,532.7

9.0% Notes

        In connection with the acquisition of Vanguard by merger on September 23, 2004 by certain investment funds affiliated with The Blackstone Group L.P. (collectively “Blackstone”), two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $575.0 million 9% Senior Subordinated Notes due 2014 (“9.0% Notes”). Interest on the 9.0% Notes is payable semi-annually on October 1 and April 1 of each year. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

Credit Facility Debt

        In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under its previous credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million and a six-year $250.0 million revolving credit facility.

        On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of September 30, 2008, $772.2 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of letters of credit, was $219.8 million as of September 30, 2008.

        The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. As previously discussed, $450.0 million of the term loan facility borrowings are subject to a fixed interest rate of 5.035% per annum under the terms of an interest rate swap agreement that expires on March 31, 2010. The interest rate applicable to the unhedged portion of Vanguard’s term loan facility borrowings was approximately 6.0% as of September 30, 2008. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.0% per annum or a base rate plus 1.0% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. Vanguard makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2005 term loan facility and will continue to make such payments until maturity of the term debt.

        Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants and capital expenditure restrictions as of September 30, 2008. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

-11

7.     INCOME TAXES

        Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Three months ended

	September 30, 2007	September 30, 2008
Current:
Federal	$0.1	$0.4
State	0.7	0.6

Total current	0.8	1.0

Deferred:
Federal	(3.7)	(0.4)
State	(1.7)	(1.3)

	(5.4)	(1.7)
Increase in valuation allowance	1.2	0.9

Total income tax expense (benefit)	$(3.4)	$0.2

        The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Three months ended

	September 30, 2007	September 30, 2008

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	13.3%	(821.5)%
Nondeductible expenses and other	(1.6)%	145.7%
Change in valuation allowance	(12.9)%	814.6%

Effective income tax rate	33.8%	173.8%

        Net non-current deferred tax assets of $42.4 million and $40.4 million are included in other assets on the accompanying condensed consolidated balance sheets as of June 30, 2008 and September 30, 2008, respectively.  Net current deferred tax assets were $24.5 million and $25.8 million as of June 30, 2008 and September 30, 2008, respectively.

        As of September 30, 2008, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $94.0 million and $608.0 million, respectively. The federal and state NOL carryforwards expire from 2020 to 2027 and 2009 to 2027, respectively.  Approximately $2.8 million of these NOLs are subject to annual limitation for federal purposes.  These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

        Vanguard’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

8.     COMPREHENSIVE INCOME

        The components of comprehensive loss, net of taxes, for the three months ended September 30, 2008 are as follows (in millions).

September 30, 2008

Net income	$0.9
Change in fair value of interest rate swap	(0.7)
Change in unrealized holding losses on auction rate securities	(0.7)

Comprehensive loss	$(0.5)

        The components of accumulated other comprehensive income, net of taxes, as of June 30, 2008 and September 30, 2008 are as follows (in millions).

	June 30, 2008	September 30, 2008

Fair value of interest rate swap	$2.8	$2.1
Unrealized holding loss on investments in auction rate securities	–	(0.7)

Accumulated other comprehensive income	$2.8	$1.4

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

        The following table provides unaudited condensed financial information by business segment for the three months ended September 30, 2007 and 2008, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended September 30, 2007				Three months ended September 30, 2008

	Health Plans	Acute Care Services	Eliminations	Consolidated	Health Plans	Acute Care Services	Eliminations	Consolidated

Patient service revenues (1)	$–	$565.2	$(8.4)	$556.8	$–	$607.8	$(9.5)	$598.3
Premium revenues	105.7	–	–	105.7	120.7	–	–	120.7

Total revenues	105.7	565.2	(8.4)	662.5	120.7	607.8	(9.5)	719.0

Salaries and benefits (excludes stock compensation)	5.0	268.2	–	273.2	7.2	284.0	–	291.2
Supplies	0.1	103.1	–	103.2	0.1	111.7	–	111.8
Medical claims expense (1)	84.4	–	(8.4)	76.0	96.5	–	(9.5)	87.0
Provision for doubtful accounts	–	53.9	–	53.9	–	54.6	–	54.6
Other operating expenses - external	6.3	93.1	–	99.4	7.9	103.3	–	111.2

Total operating expenses	95.8	518.3	(8.4)	605.7	111.7	553.6	(9.5)	655.8

Segment EBITDA (2)	9.9	46.9	–	56.8	9.0	54.2	–	63.2

Less:
Interest, net	(0.1)	31.8	–	31.7	(0.8)	29.5	–	28.7
Depreciation and amortization	1.0	31.5	–	32.5	1.0	31.3	–	32.3
Minority interests	–	0.9	–	0.9	–	0.9	–	0.9
Equity method income	–	(0.9)	–	(0.9)	–	–	–	–
Stock compensation	–	0.5	–	0.5	–	1.4	–	1.4
Loss (gain) on disposal of assets	–	0.1	–	0.1	–	(2.1)	–	(2.1)
Realized holding loss on investments	–	–	–	–	–	0.6	–	0.6
Monitoring fees and expenses	–	1.9	–	1.9	–	1.3	–	1.3

Income (loss) from continuing operations before income taxes	$9.0	$(18.9)	$–	$(9.9)	$8.8	$(8.7)	$–	$0.1

Capital expenditures	$–	$21.4	$–	$21.4	$0.3	$17.3	$–	$17.6

Segment assets	$151.9	$2,398.1	$–	$2,550.0	$185.8	$2,426.9	$–	$2,612.7

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, gain or loss on sale of assets, realized holding losses on investments, monitoring fees and expenses and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Capital Expenditure Commitments

        Vanguard currently has multiple capital projects underway including significant advanced clinical system upgrades.  As of September 30, 2008, Vanguardestimated its remaining commitments to complete capital projects in process to be approximately $31.0 million.

Patient Service Revenues

        Final determinations of amounts earned under the Medicare and Medicaid programs often occur in subsequent years because of audits by the programs, rights of appeal and the application of numerous technical provisions. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs.  Net adjustments for final third party settlements positively impacted Vanguard’s loss from continuing operations before income taxes by $2.6 million and $3.6 million for the three months ended September 30, 2007 and 2008, respectively. Vanguard recorded $17.3 million and $25.6 million of charity care deductions during the three months ended September 30, 2007 and 2008, respectively.

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

Guarantees

        Physician Guarantees

        In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physician’s relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of September 30, 2008, Vanguard had a net intangible asset of $11.2 million and a remaining liability of $5.0 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees under FSP 45-3 as of September 30, 2008 was approximately $8.6 million.

        Other Guarantees

        As part of its contract with the Arizona Health Care Cost Containment System (“AHCCCS”), one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of September 30, 2008, Vanguard maintained this performance guarantee in the form of $22.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.  In October 2008, upon the expiration of these surety bonds, Vanguard purchased $40.0 million of replacement surety bonds that expire on September 30, 2009.

12.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
        NON-GUARANTOR SUBSIDIARIES

        Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2008 and September 30, 2008 and for the three months ended September 30, 2007 and 2008 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$82.0	$59.6	$–	$141.6
Restricted cash	–	–	–	0.3	1.8	–	2.1
Marketable securities	–	–	–	–	26.3	–	26.3
Accounts receivable, net	–	–	–	275.7	24.7	–	300.4
Inventories	–	–	–	44.3	4.9	–	49.2
Prepaid expenses and other current assets	0.1	–	–	62.5	20.0	(2.3)	80.3

Total current assets	0.1	–	–	464.8	137.3	(2.3)	599.9

Property, plant and equipment, net	–	–	–	1,106.4	67.6	–	1,174.0
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	24.5	3.2	12.9	20.8	–	61.4
Investments in consolidated subsidiaries	608.8	–	–	–	16.7	(625.5)	–
Other assets	–	–	–	57.6	0.2	–	57.8

Total assets	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$–	$–	$–	$144.9	$17.9	$–	$162.8
Accrued expenses and other current liabilities	–	13.2	–	125.2	72.9	–	211.3
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	21.2	–	269.9	91.0	–	382.1

Other liabilities	–	–	–	70.6	38.7	(3.2)	106.1
Long-term debt, less current maturities	–	1,341.1	188.4	–	–	–	1,529.5
Intercompany	44.3	(900.0)	(120.8)	1,373.9	(51.9)	(345.5)	–
Stockholders’ equity (deficit)	564.6	(437.8)	(64.4)	532.9	248.4	(279.1)	564.6

Total liabilities and stockholders’ equity	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$127.9	$64.6	$–	$192.5
Restricted cash	–	–	–	0.3	1.8	–	2.1
Marketable securities	–	–	–	–	9.4	–	9.4
Accounts receivable, net	–	–	–	270.9	23.5	–	294.4
Inventories	–	–	–	46.2	5.0	–	51.2
Prepaid expenses and other current assets	0.1	–	–	67.8	21.3	(2.2)	87.0

Total current assets	0.1	–	–	513.1	125.6	(2.2)	636.6

Property, plant and equipment, net	–	–	–	1,086.6	65.8	–	1,152.4
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	23.3	3.2	15.0	21.3	–	62.8
Investments in consolidated subsidiaries	608.8	–	–	–	16.7	(625.5)	–
Investments in auction rate securities	–	–	–	–	15.1	–	15.1
Other assets	–	–	–	56.0	0.6	–	56.6

Total assets	$608.9	$23.3	$3.2	$2,276.3	$328.7	$(627.7)	$2,612.7

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$–	$–	$–	$138.2	$18.1	$–	$156.3
Accrued expenses and other current liabilities	–	26.1	–	143.9	68.0	–	238.0
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	34.1	–	281.9	86.3	–	402.3

Other liabilities	–	–	–	76.7	37.8	(2.3)	112.2
Long-term debt, less current maturities	–	1,339.2	193.5	–	–	–	1,532.7
Intercompany	43.4	(887.6)	(120.7)	1,360.7	(45.9)	(349.9)	–
Stockholders’ equity (deficit)	565.5	(462.4)	(69.6)	557.0	250.5	(275.5)	565.5

Total liabilities and stockholders’ equity	$608.9	$23.3	$3.2	$2,276.3	$328.7	$(627.7)	$2,612.7

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$526.8	$36.2	$(6.2)	$556.8
Premium revenues	–	–	–	14.4	91.4	(0.1)	105.7

Total revenues	–	–	–	541.2	127.6	(6.3)	662.5
Salaries and benefits	0.5	–	–	254.2	19.0	–	273.7
Supplies	–	–	–	96.4	6.8	–	103.2
Medical claims expense	–	–	–	9.1	73.1	(6.2)	76.0
Purchased services	–	–	–	31.5	3.3	–	34.8
Provision for doubtful accounts	–	–	–	52.2	1.7	–	53.9
Other operating expenses	0.1	–	–	47.4	7.1	(0.1)	54.5
Rents and leases	–	–	–	8.5	1.6	–	10.1
Depreciation and amortization	–	–	–	28.8	3.7	–	32.5
Interest, net	–	29.7	4.6	(1.5)	(1.1)	–	31.7
Management fees	–	–	–	(2.1)	2.1	–	–
Other	–	–	–	2.0	–	–	2.0

Total costs and expenses	0.6	29.7	4.6	526.5	117.3	(6.3)	672.4

Income (loss) from continuing operations before income taxes	(0.6)	(29.7)	(4.6)	14.7	10.3	–	(9.9)
Income tax expense (benefit)	(3.4)	–	–	–	0.4	(0.4)	(3.4)
Equity in earnings of subsidiaries	(9.7)	–	–	–	–	9.7	–

Income (loss) from continuing operations	(6.9)	(29.7)	(4.6)	14.7	9.9	10.1	(6.5)
Income (loss) from discontinued operations, net of taxes	–	–	–	1.1	(1.5)	–	(0.4)

Net income (loss)	$(6.9)	$(29.7)	$(4.6)	$15.8	$8.4	$10.1	$(6.9)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$563.8	$41.2	$(6.7)	$598.3
Premium revenues	–	–	–	15.3	105.5	(0.1)	120.7

Total revenues	–	–	–	579.1	146.7	(6.8)	719.0
Salaries and benefits	1.4	–	–	268.3	22.9	–	292.6
Supplies	–	–	–	104.4	7.4	–	111.8
Medical claims expense	–	–	–	8.6	85.1	(6.7)	87.0
Purchased services	–	–	–	37.8	3.6	–	41.4
Provision for doubtful accounts	–	–	–	52.2	2.4	–	54.6
Other operating expenses	0.1	–	–	49.9	8.7	(0.1)	58.6
Rents and leases	–	–	–	9.2	2.0	–	11.2
Depreciation and amortization	–	–	–	28.7	3.6	–	32.3
Interest, net	–	24.6	5.2	(1.1)	–	–	28.7
Management fees	–	–	–	(3.5)	3.5	–	–
Other	–	–	–	0.1	0.6	–	0.7

Total costs and expenses	1.5	24.6	5.2	554.6	139.8	(6.8)	718.9

Income (loss) from continuing operations before income taxes	(1.5)	(24.6)	(5.2)	24.5	6.9	–	0.1
Income tax expense (benefit)	0.2	–	–	–	4.2	(4.2)	0.2
Equity in earnings of subsidiaries	2.6	–	–	–	–	(2.6)	–

Income (loss) from continuing operations	0.9	(24.6)	(5.2)	24.5	2.7	1.6	(0.1)
Income from discontinued operations, net of taxes	–	–	–	0.9	0.1	–	1.0

Net income (loss)	$0.9	$(24.6)	$(5.2)	$25.4	$2.8	$1.6	$0.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$(6.9)	$(29.7)	$(4.6)	$15.8	$8.4	$10.1	$(6.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	–	–	–	(1.1)	1.5	–	0.4
Depreciation and amortization	–	–	–	28.8	3.7	–	32.5
Provision for doubtful accounts	–	–	–	52.2	1.7	–	53.9
Deferred income taxes	(4.2)	–	–	–	–	–	(4.2)
Amortization of loan costs	–	1.2	–	–	–	–	1.2
Accretion of principal on senior discount notes	–	–	4.6	–	–	–	4.6
(Gain) loss on sale of assets	–	–	–	0.7	(0.6)	–	0.1
Stock compensation	0.5	–	–	–	–	–	0.5
Changes in operating assets and liabilities, net of effects of dispositions:
Equity in earnings of subsidiaries	9.7	–	–	–	–	(9.7)	–
Accounts receivable	–	–	–	(57.0)	(0.3)	–	(57.3)
Inventories	–	–	–	(0.2)	(0.2)	–	(0.4)
Prepaid expenses and other current assets	–	–	–	(4.8)	2.9	–	(1.9)
Accounts payable	–	–	–	3.2	2.1	–	5.3
Accrued expenses and other liabilities	0.9	13.1	–	21.4	(6.5)	(0.4)	28.5

Net cash provided by (used in) operating activities – continuing operations	–	(15.4)	–	59.0	12.7	–	56.3
Net cash provided by operating activities - discontinued operations	–	–	–	1.2	(0.4)	–	0.8

Net cash provided by (used in) operating activities	–	(15.4)	–	60.2	12.3	–	57.1

Investing activities:
Capital expenditures	–	–	–	(19.6)	(1.8)	–	(21.4)
Purchases of marketable securities	–	–	–	–	(30.0)	–	(30.0)
Sales of marketable securities	–	–	–	–	30.0	–	30.0
Proceeds from asset dispositions	–	–	–	0.1	–	–	0.1
Other	–	–	–	0.3	1.0	–	1.3

Net cash used in investing activities - continuing operations	–	–	–	(19.2)	(0.8)	–	(20.0)
Net cash provided by investing activities - discontinued operations	–	–	–	3.1	–	–	3.1

Net cash provided by (used in) investing activities	–	–	–	(16.1)	(0.8)	–	(16.9)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	–	(2.0)	–	–	–	–	(2.0)
Proceeds from stock option exercises	–	–	–	0.2	–	–	0.2
Payments to retire stock and stock options	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	–	17.4	–	33.3	(50.7)	–	–

Net cash provided by (used in) financing activities	–	15.4	–	33.3	(50.7)	–	(2.0)

Net increase (decrease) in cash and cash equivalents	–	–	–	77.4	(39.2)	–	38.2
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1

Cash and cash equivalents, end of period	$–	$–	$–	$89.1	$69.2	$–	$158.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$0.9	$(24.6)	$(5.2)	$25.4	$2.8	$1.6	$0.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	–	–	–	(0.9)	(0.1)	–	(1.0)
Depreciation and amortization	–	–	–	28.7	3.6	–	32.3
Provision for doubtful accounts	–	–	–	52.2	2.4	–	54.6
Deferred income taxes	(0.8)	–	–	–	–	–	(0.8)
Amortization of loan costs	–	1.2	0.1	–	–	–	1.3
Accretion of principal on senior discount notes	–	–	5.1	–	–	–	5.1
Gain on sale of assets	–	–	–	(2.1)	–	–	(2.1)
Stock compensation	1.4	–	–	–	–	–	1.4
Non-cash realized holding loss on investments	–	–	–	–	0.6	–	0.6
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(2.6)	–	–	–	–	2.6	–
Accounts receivable	–	–	–	(47.3)	(1.2)	–	(48.5)
Inventories	–	–	–	(2.0)	(0.1)	–	(2.1)
Prepaid expenses and other current assets	–	–	–	(4.0)	(1.3)	–	(5.3)
Accounts payable	–	–	–	(6.3)	(0.2)	–	(6.5)
Accrued expenses and other liabilities	1.1	12.9	–	19.0	7.2	(4.2)	36.0

Net cash provided by (used in) operating activities – continuing operations	–	(10.5)	–	62.7	13.7	–	65.9
Net cash provided by operating activities - discontinued operations	–	–	–	0.9	0.1	–	1.0

Net cash provided by (used in) operating activities	–	(10.5)	–	63.6	13.8	–	66.9
Investing activities:
Capital expenditures	–	–	–	(16.4)	(1.2)	–	(17.6)
Proceeds from asset dispositions	–	–	–	3.9	–	–	3.9
Other	–	–	–	(0.4)	–	–	(0.4)

Net cash used in investing activities	–	–	–	(12.9)	(1.2)	–	(14.1)
Financing activities:
Payments of long-term debt	–	(1.9)	–	–	–	–	(1.9)
Cash provided by (used in) intercompany activity	–	12.4	–	(4.7)	(7.7)	–	–

Net cash provided by (used in) financing activities	–	10.5	–	(4.7)	(7.7)	–	(1.9)

Net increase in cash and cash equivalents	–	–	–	46.0	4.9	–	50.9
Cash and cash equivalents, beginning of period	–	–	–	82.0	59.6	–	141.6

Cash and cash equivalents, end of period	$–	$–	$–	$128.0	$64.5	$–	$192.5

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
          •  Volatility of materials and labor costs for potential construction projects that may be necessary for future growth

        Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K (“10-K”) for the fiscal year ended June 30, 2008. You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Executive Overview

        As of September 30, 2008, we owned and operated 15 hospitals with a total of 4,131 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas, metropolitan Phoenix, Arizona, metropolitan Chicago, Illinois, and Massachusetts, and two surgery centers in Orange County, California. As of September 30, 2008, we also owned three health plans as set forth in the following table.

Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	106,600
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,200
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	41,500

		151,300

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

Operating Environment

        We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must adapt our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require continued focus on quality of care initiatives.  As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. In the following paragraphs we discuss some of the challenges that we currently face and that we expect to become more prominent during the foreseeable future.

        Pay for Performance Reimbursement

        Many payers, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2009, Medicare expanded the number of quality measures to be reported to 42 compared to 30 during federal fiscal year 2008. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  While current payer guidelines are based upon the reporting of quality measures, we believe it is only a matter of time until the quality measures themselves determine reimbursement rates for hospital services. In order to meet these requirements, we must continue to invest in and upgrade our information technology systems to monitor our performance indicators and to make improvements to our quality of care programs to achieve clinical quality excellence.

        Physician Integration

        Our ability to attract skilled physicians to our hospitals is critical to our success. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To achieve our recruitment goals, we expect to recruit over 140 new physicians to the communities served by our hospitals during our fiscal year June 30, 2009 through employment agreements, relocation agreements or physician practice acquisitions. We have invested heavily in the infrastructure necessary to coordinate our physician recruitment strategies and manage our physician operations. The costs associated with recruiting, integrating and managing such a large number of new physicians will have a negative impact on our operating results and cash flows during our fiscal year ending June 30, 2009. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term.

        Nursing Salary Pressures

        In order to demonstrate high quality services, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. As a result of the nationwide nursing shortage and the particular limited nursing availability in the Phoenix area, we expect continued pressures on nursing salaries and benefits. These pressures include higher than normal base wage increases, flexible working hours and other benefits and higher nurse to patient ratios necessary to improve quality of care. Our clinical quality initiatives also require additional nurse training programs that increase salaries and benefits costs. We expect to leverage our quality of care initiatives, human resource strategies and our nursing school program in San Antonio to minimize these risks.

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

        Implementation of our Clinical Quality Initiatives

The integral component of each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 42 CMS quality indicators, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, common information systems at departmental levels to facilitate the reporting of quality indicators, alignment of hospital management incentive compensation with quality performance indicators and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.

Revenue/Volume Trends

        Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate payment rates for these services with third party payers.

        Sources of Revenues

        The primary sources of our revenues include various managed care payers including managed Medicare and Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and the patients themselves. We are typically paid much less than our gross charges regardless of the payer source. Revenues from governmental programs are based upon complex reimbursement methodologies that require us to extensively monitor compliance with regulations including billing, coding and cost reimbursement items. These regulations change frequently and require us to adjust our processes, procedures and information systems in order to ensure that we bill these programs correctly and record related revenues appropriately. Revenues from managed care programs are typically based on contractually-stated rates or discounts we have negotiated with the various managed care plans. The contracts often contain exclusions, carve-outs, performance criteria and other guidelines that also require our constant focus and attention. Private patients who are members of managed care plans are not required to pay us for their healthcare services other than the coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. A more detailed description of these revenue sources is set forth in Part I, Item I, “Business”, “Reimbursement for Services Provided” in our 10-K for the fiscal year ended June 30, 2008.

        The following table sets forth the percentages of net patient revenues by payer for the three months ended September 30, 2007 and 2008.

	Three months ended September 30,

	2007	2008

Medicare	25.3%	25.7%
Medicaid	8.6%	7.4%
Managed Medicare	13.2%	13.4%
Managed Medicaid	8.0%	9.5%
Managed care	34.0%	34.3%
Self pay	9.7%	8.6%
Other	1.2%	1.1%

Total	100.0%	100.0%

        Volumes by Payer

        During the three months ended September 30, 2008, we experienced a 1.5% increase in discharges and a 2.9% increase in hospital adjusted discharges, respectively, compared to the prior year period. The following table provides details of discharges by payer for the three months ended September 30, 2007 and 2008.

	Three months ended September 30,

	2007		2008

Medicare	11,153	26.8%	11,245	26.6%
Medicaid	5,290	12.7%	4,524	10.7%
Managed Medicare	6,008	14.4%	6,394	15.1%
Managed Medicaid	5,115	12.3%	5,833	13.8%
Managed care	12,422	29.8%	12,731	30.1%
Self pay	1,466	3.5%	1,406	3.3%
Other	211	0.5%	148	0.4%

Total	41,665	100.0%	42,281	100.0%

        We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. Deteriorating general economic conditions and greater patient financial responsibility under insurance plans have weakened demand for elective procedures. We expect our volumes to improve more significantly over the long-term as a result of our quality of care and service expansion initiatives and other market-specific strategies, especially as more individuals in the markets we serve reach ages where hospital services become more prevalent.

        Although we experienced a slight decrease in uninsured discharges during the current year quarter compared to the prior year quarter, we remain at risk for growth in uninsured volumes especially in times of economic weakness. Other than a shift in Medicaid discharges to managed Medicaid discharges, we did not experience significant shifts in payer volumes during the current year quarter compared to the prior year quarter.

        Payer Reimbursement Trends

        In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted hospital discharge was $7,833 and $8,276 for the three months ended September 30, 2007 and 2008, respectively. This increase reflects improved reimbursement for services provided under negotiated managed care contracts and increased revenues earned from the Texas upper payment limit (“UPL”) program further described below. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

        During fiscal 2007 we were approved to receive payments under the Bexar County, Texas UPL Medicaid program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. CMS began reviewing the operations of this private hospital UPL program after the State of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid UPL payment programs. In October 2007, the State of Texas halted all funding of its private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments to the State of Texas. In August 2008, CMS completed its review and the state lifted its moratorium on payments under this UPL program, and we received a payment of approximately $12.1 million compared to payments of $2.7 million during the prior year period. Payments received under the Texas UPL program increased revenues and income before taxes by $0.2 million and $6.5 million during the quarters ended September 30, 2007 and 2008, respectively.

        Premium Revenues

        We recognize premium revenues from our three health plans, PHP, AAHP and MHP. AAHP commenced operations on January 1, 2006 primarily to provide healthcare services (including Medicare Part D) to those individuals eligible for both Medicare and Medicaid benefits based on age and income levels. As of September 30, 2008, approximately 3,200 members were enrolled in this program, most of whom were previously enrolled in PHP. PHP’s membership increased to approximately 106,600 at September 30, 2008 compared to approximately 100,600 at September 30, 2007. Premium revenues from these three plans increased by $15.0 million or 14.2% during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. PHP also experienced a period over period increase in per member per month reimbursement as a result of annual rate increases that went into effect on October 1, 2007. In May 2008, PHP was awarded a new contract with Arizona Health Care Cost Containment System (“AHCCCS”) effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract will cover the three counties covered under the current contract plus an additional six Arizona counties: Apache, Coconino, Mohave, Navajo, Pima and Yavapai. We expect a significant increase in PHP membership and premium revenues throughout the new contract year but are unable to determine the impact of the new contract on our future operating results and cash flows at this time. The Centers for Medicare and Medicaid Services renewed its contract with AAHP for a one-year period effective January 1, 2008. If AHCCCS terminates PHP’s contract due to lack of funding or for other reasons, our future liquidity, operating results and cash flows would be materially reduced.

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

September 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	16.9%	0.5%	0.5%	17.9%
Medicaid	7.5%	1.0%	0.8%	9.3%
Managed Medicare	10.2%	0.5%	0.7%	11.4%
Managed Medicaid	5.5%	0.4%	0.5%	6.4%
Managed Care	26.4%	2.2%	1.6%	30.2%
Self-Pay(1)	9.0%	7.3%	1.3%	17.6%
Self-Pay after primary(2)	1.9%	2.2%	0.9%	5.0%
Other	1.5%	0.4%	0.3%	2.2%

Total	78.9%	14.5%	6.6%	100.0%

June 30, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.3%	0.6%	0.4%	16.3%
Medicaid	8.0%	2.2%	1.3%	11.5%
Managed Medicare	8.5%	0.6%	0.5%	9.6%
Managed Medicaid	5.6%	0.4%	0.3%	6.3%
Managed Care	25.8%	2.6%	1.9%	30.3%
Self-Pay(1)	9.3%	7.6%	1.1%	18.0%
Self-Pay after primary(2)	1.9%	2.6%	1.0%	5.5%
Other	1.6%	0.5%	0.4%	2.5%

Total	76.0%	17.1%	6.9%	100.0%

September 30, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.8%	0.6%	0.3%	16.7%
Medicaid	7.1%	1.1%	1.2%	9.4%
Managed Medicare	8.9%	0.4%	0.5%	9.8%
Managed Medicaid	7.3%	0.4%	0.4%	8.1%
Managed Care	26.5%	2.5%	1.7%	30.7%
Self-Pay(1)	9.5%	7.2%	0.9%	17.6%
Self-Pay after primary(2)	1.8%	2.3%	1.2%	5.3%
Other	1.6%	0.5%	0.3%	2.4%

Total	78.5%	15.0%	6.5%	100.0%

____________________
(1)  Includes uninsured patient accounts only.
(2)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

        Our combined allowance for doubtful accounts and allowance for charity care covered 91.4%, 96.3% and 97.2% of combined self-pay and self-pay after primary accounts receivable as of September 30, 2007, June 30, 2008 and September 30, 2008, respectively.

        The volume of self-pay accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. Our upfront cash collections increased 6.5% during the three months ended September 30, 2008 compared to the prior year period. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry during the foreseeable future.

        Charity Care and Self-Pay Discount Programs

        We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We deducted $17.3 million and $25.6 million of charity care from total revenues during the three months ended September 30, 2007 and 2008, respectively. Healthcare services provided to undocumented aliens that qualify for border funding reimbursement, net of payments received, represented $4.8 million and $8.1 million of the charity care deductions during the three months ended September 30, 2007 and 2008, respectively. Payments received for border funding claims were $0.9 million and $0.6 million during the three months ended September 30, 2007 and 2008, respectively. We expect that border funding qualification will end after December 31, 2008, and there is no assurance that additional funding will be available for these services.

        Deterioration in Economic Conditions

        During the past few months, the U.S. economy has weakened significantly. Tightening credit markets, depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often report budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits often result in decreased spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include patient decisions to postpone or cancel elective healthcare procedures, potential increases in the uninsured population and further difficulties in our collecting patient co-payment and deductible receivables.

        Increased Costs of Compliance in a Heavily Regulated Industry

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

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of its estimates and assumptions. We consider the following accounting policies to be critical because they involve highly subjective and complex assumptions, are subject to greater fluctuation period over period and are the most critical to our operating performance.

•	Revenues and revenue deductions
•	Allowance for doubtful accounts and provision for doubtful accounts
•	Insurance reserves
•	Medical claims reserves
•	Income taxes
•	Long-lived assets and goodwill

        There have been no changes in the nature or application of our critical accounting policies during the three months ended September 30, 2008 when compared to those described in our 10-K for the fiscal year ended June 30, 2008.

Selected Operating Statistics

        The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Quarter ended September 30,

	2007	2008

Number of hospitals at end of period	15	15
Number of licensed beds at end of period	4,143	4,131
Discharges (a)	41,665	42,281
Adjusted discharges - hospitals (a)	66,764	68,669
Net revenue per adjusted discharge - hospitals (a)	$7,833	$8,276
Patient days (a)	178,542	178,119
Adjusted patient days - hospitals (a)	286,097	289,285
Average length of stay (days) (a)	4.29	4.21
Inpatient surgeries (a)	9,220	9,478
Outpatient surgeries (a)	18,129	18,900
Emergency room visits (a)	144,743	147,182
Occupancy rate (a)	46.8%	46.7%
Average daily census (a)	1,941.0	1,936.0
Member lives (a)	147,500	151,300
Medical claims percentage (a)	71.9%	72.1%

____________________
(a)   The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2008 10-K.

Results of Operations

        The following table presents summaries of our operating results for the quarters ended September 30, 2007 and 2008.

	(Unaudited) Quarter ended September 30,

	2007		2008

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$556.8	84.0%	$598.3	83.2%
Premium revenues	105.7	16.0%	120.7	16.8%

Total revenues	662.5	100.0%	719.0	100.0%

Salaries and benefits (includes stock compensation of $0.5 and $1.4, respectively)	273.7	41.3%	292.6	40.7%
Supplies	103.2	15.6%	111.8	15.5%
Medical claims expense	76.0	11.5%	87.0	12.1%
Provision for doubtful accounts	53.9	8.1%	54.6	7.6%
Other operating expenses	99.4	15.0%	111.2	15.5%
Depreciation and amortization	32.5	4.9%	32.3	4.5%
Interest, net	31.7	4.8%	28.7	4.0%
Minority interests and other expenses	2.0	0.3%	0.7	0.1%

Income (loss) from continuing operations before income taxes	(9.9)	(1.5)%	0.1	0.0%
Income tax benefit (expense)	3.4	0.5%	(0.2)	0.0%

Loss from continuing operations	(6.5)	(1.0)%	(0.1)	0.0%
Income (loss) from discontinued operations, net of taxes	(0.4)	(0.1)%	1.0	0.1%

Net income (loss)	$(6.9)	(1.1)%	$0.9	0.1%

Quarter ended September 30, 2008 compared to Quarter ended September 30, 2007

        Revenues.  Total revenues increased $56.5 million during the quarter ended September 30, 2008 compared to the prior year quarter primarily due to improved volumes, improved reimbursement for services provided and growth in our health plans. Net revenue per adjusted hospital discharge increased 5.7% quarter over quarter. This increase was positively impacted by the $6.3 million increase in Texas UPL revenues during the current year quarter compared to the prior year quarter. Our service expansion initiatives and managed care contracting strategies played key roles in our revenue increases. Hospital adjusted discharges and emergency room visits increased 2.9% and 1.7%, respectively, quarter over quarter. Outpatient and inpatient surgeries increased 4.3% and 2.8%, respectively, during the current year quarter compared to the prior year quarter. While we have experienced volume and pricing improvements during the past four quarters, multiple factors continue to limit growth opportunities. These factors include competition from other hospitals in recruiting and retaining quality physicians, reduced elective procedures resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits, patient wellness and deteriorating economic conditions, among others. The average population growth in the markets we serve remains generally high. As these populations increase and grow older, we believe that our quality initiatives will improve our competitive position in those markets. However, these growth opportunities may be more long-term in nature and may not overcome the current industry and market challenges in the short-term.

        Premium revenues increased 14.2% during the current year quarter as a result of higher enrollment at PHP quarter over quarter. Average enrollment at PHP was 105,200 during the quarter ended September 30, 2008, an increase of 5.5% compared to the prior year quarter. Per member per month reimbursement for PHP also increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2007. Enrollment in our other two health plans remained relatively flat quarter over quarter.

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

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $718.9 million or 100.0% of total revenues during the current year quarter, compared to 101.5% during the prior year quarter. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 40.7% during the current year quarter from 41.3% during the prior year quarter. Salaries and benefits as a percentage of patient service revenues was 48.9% during the quarter ended September 30, 2008 compared to 49.2% during the prior year quarter. These ratios were positively impacted by a change in our employee medical benefits structure on July 1, 2008 whereby we began providing self-insured coverage for all of our employees, which resulted in a greater amount of patient service revenues and benefits expense being eliminated in consolidation. During the prior year period, we self-insured the health benefits for only a limited number of employees. These ratios were adversely impacted during the current year quarter by our investment in physician services. We continue to employ more physicians to support the communities our hospitals serve and have added significant corporate resources during the past year to manage and oversee the physician growth. We have been successful in limiting the growth of contract labor resources, although our ability to fully manage our staffing mix is limited by the nationwide nursing shortage, our commitment to quality of care initiatives and other factors. We have developed a comprehensive recruiting and retention program focused on quality of care, workforce development and competitive pay and benefits that we expect will mitigate some of the growth in these ratios.

•

Supplies.  Supplies as a percentage of patient service revenues increased to 18.7% during the current year quarter compared to 18.5% during the prior year quarter. The acuity of the services we provided during the current year quarter exceeded that of the prior year quarter, which adversely impacted this ratio. Higher acuity services, particularly orthopedic surgeries, tend to utilize more costly supplies. We were successful in limiting the growth of this ratio during the current year quarter by further implementing certain supply chain initiatives including increased use of our group purchasing contract and standardization of commodities. Because our

-33

growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals, our ability to reduce this ratio in future periods may be limited.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased slightly to 72.1% during the current year quarter compared to 71.9% during the prior year quarter. Utilization of medical services at our health plans on a per enrollee basis did not vary significantly during the current year quarter compared to the prior year quarter. Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $9.5 million, or 9.8% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter. Since PHP was recently awarded a new contract with AHCCCS beginning October 1, 2008 covering additional Arizona counties, we expect a significant increase in PHP membership during the remainder of fiscal 2009. Since many of the new members will be in different geographic areas than PHP currently serves, we might experience a change in medical claims expense as a percentage of premium revenues in future quarters should medical utilization of the new members not be consistent with those of current members.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues decreased to 9.1% during the current year quarter from 9.7% during the prior year quarter. This decrease was primarily due to a greater number of patient accounts being recognized as charity care under our policy during the current year quarter compared to the prior year quarter. During the quarters ended September 30, 2007 and 2008, we recorded $17.3 million and $25.6 million of charity care revenue deductions, respectively. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues was 12.8% and 13.4% for the prior year and current year quarters, respectively. We have experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs. However, we expect this ratio to remain sensitive to environmental factors including deteriorating economic conditions that could result in a greater number of uninsured patients and increased difficulty for patients to pay their co-payment and deductible balances.

        Other operating expenses. Other operating expenses as a percentage of total revenues increased to 15.5% during the quarter ended September 30, 2008 compared to 15.0% during the prior year period primarily due to higher utilities costs, additional maintenance fees associated with our clinical information system upgrades, increased relocation costs associated with our physician recruiting initiatives and increased professional fees associated with emergency room coverage and ancillary services such as radiology, laboratory and biomedical.

        Income taxes.  Our effective tax rate was approximately 33.8% during the prior year quarter. Income tax expense for the current year quarter was not significant.

        Net income.  Net income increased by $7.8 million quarter over quarter primarily due to improved operating results from both continuing operations and discontinued operations.

Liquidity and Capital Resources

        Operating Activities.  At September 30, 2008, we had working capital of $234.3 million, including cash and cash equivalents of $192.5 million.  Working capital at June 30, 2008 was $217.8 million. Cash provided by operating activities increased $9.8 million during the quarter ended September 30, 2008 compared to the prior year quarter.  The increase in operating cash flows was primarily due to improved net cash collections of accounts receivable and improved operating results during the current year quarter compared to the prior year quarter. Net accounts receivable days decreased by approximately 2 days quarter over quarter from 53 days to 51 days.

        Investing Activities.  Cash used in investing activities decreased from $16.9 million during the prior year quarter to $14.1 million during the current year quarter, primarily as a result of a $3.8 million decrease in capital expenditures during the current year quarter.

        We anticipate spending a total of $170.0 million to $190.0 million in capital expenditures during fiscal 2009 including $17.6 million that we spent through September 30, 2008. This estimate includes the remaining expenditures for our clinical information systems upgrades necessary to support our quality initiatives and all other renovation projects and technology upgrades at our facilities. These capital expenditures will be funded by cash on hand and cash flows from operations. We also have $219.8 million available under our revolving credit facility. We believe our capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives and growth strategies.

        Financing Activities.  Cash flows used in financing activities were flat quarter over quarter. As of September 30, 2008, we had outstanding $1,540.7 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments until their maturity in September 2014. Through October 1, 2009, our interest expense on the 11.25% Notes consists solely of non-cash accretions of principal. Effective April 1, 2010 through the maturity of the 11.25% Notes in September 2015, we will make semi-annual cash interest payments under the 11.25% Notes.

        Our $772.2 million outstanding term loan borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum and mature in September 2011. However, $450.0 million of our term loan borrowings are subject to a fixed interest rate under the terms of an interest rate swap agreement effective June 30, 2008 that expires March 31, 2010. We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth  of one percent. Borrowings under our $250.0 million revolving credit facility, which matures in September 2010, would currently bear interest at a rate equal to, at our option, a base rate plus 1.0% per annum or LIBOR plus 2.0% per annum. These rates are subject to increase by up to 0.50% per annum should our leverage ratio exceed certain designated levels.

        We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum.  We also pay customary letter of credit fees.

        Our term loan facility and revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by our subsidiaries and enter into certain hedging agreements. In addition, the senior credit facilities require us to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation.

        As of September 30, 2008, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	2.98x
Total leverage ratio limit	5.00x	4.08x
Senior leverage ratio limit	3.50x	1.99x

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

        Capital Resources.  We expect that cash generated from our operations and cash available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our senior credit facilities will be available to enable us to meet these requirements, especially given the current diminished credit availability and general economic weakness.

        We have a significant amount of cash and cash equivalents as of September 30, 2008. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We invest our cash in accounts with minimal risk in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

        We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we might draw upon amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, should our operating results and borrowing capacities not sufficiently support these capital projects or acquisition opportunities, our growth strategies may not be fully realized. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Obligations and Commitments

        The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of September 30, 2008.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$105.9	$995.0	$152.1	$929.4	$2,182.4
Operating leases (2)	31.1	48.4	32.7	49.3	161.5
Purchase obligations (2)	28.0	–	–	–	28.0
Health claims payable (3)	57.1	–	–	–	57.1
Estimated self-insurance liabilities (4)	36.1	46.2	23.1	7.7	113.1

Subtotal	$258.2	$1,089.6	$207.9	$986.4	$2,542.1

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$26.9	$4.1	$–	$–	$31.0
Guarantees of surety bonds (6)	22.0	–	–	–	22.0
Letters of credit (7)	–	30.2	–	–	30.2
Physician commitments (8)	6.2	–	–	–	6.2
FIN 48 net liability (9)	0.6	–	–	–	0.6

Subtotal	$55.7	$34.3	$–	$–	$90.0

Total obligations and commitments	$313.9	$1,123.9	$207.9	$986.4	$2,632.1

____________________
(1)	Includes both principal and interest portions of outstanding debt. The interest portion of our debt assumes an approximate 6.0% rate over the remaining term of the debt.

(2)	These obligations are not reflected on our condensed consolidated balance sheets.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our condensed consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

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

(8)

Includes physician guarantee liabilities recognized on our condensed consolidated balance sheets under the provisions of FSP 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners, and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future tax liabilities determined under the provisions of FIN 48.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2008, we had in place $1,022.2 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $772.2 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $30.2 million of capacity was utilized by outstanding letters of credit as of September 30, 2008). We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth of one percent. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate swap that became effective on June 30, 2008, as discussed below.

        Our $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our revolving credit facility matures in September 2010. Our $772.2 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate related to the unhedged term loans was approximately 6.0% as of September 30, 2008.

        In April 2008, we entered into an interest rate swap agreement with Bank of America, N.A (the “counterparty”) that became effective on June 30, 2008. We continue to make our usual quarterly term debt interest payments at a rate equal to the 90-day LIBOR rate plus 2.25%. On September 30, 2008, we received our first net interest rate swap payment from the counterparty based upon the difference between 90-day LIBOR rate and the swap fixed interest rate of 2.785% on a notional $450.0 million of our term debt. We account for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and will measure any ineffectiveness using the hypothetical derivative method. We make quarterly adjustments to other comprehensive income equal to the change in the fair value of the swap, net of taxes, from quarter to quarter until the maturity of the swap on March 31, 2010. As of September 30, 2008, the estimated fair value of the interest rate swap was an asset for Vanguard of approximately $2.1 million (net of taxes). We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

        At September 30, 2008, we held $24.5 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, $9.4 million of which is included in marketable securities and $15.1 million of which is included in investments in auction rate securities on our condensed consolidated balance sheet. The par value of the ARS was $26.3 million as of September 30, 2008. Prior to September 30, 2008, we received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of our acceptance of the tender offer and the other-than-temporary decline in fair value, we recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008, which is included in other expenses on our condensed consolidated statement of operations. We expect the tender for the $9.4 million marketable securities to be completed prior to December 31, 2008. However, the tender offer includes certain conditions that could prevent the completion of the tender and would require us to reassess the valuation and classification of these ARS.

        As of September 30, 2008, we reclassified the remaining $16.3 million par value ARS to long-term available for sale securities from their current classification as of June 30, 2008 as a result of the deterioration in the credit markets since our previous assessment. We also recorded a temporary impairment of $1.2 million ($0.7 million, net of taxes) related to these ARS, which is presented as a reduction to accumulated other comprehensive income on our condensed consolidated balance sheet as of September 30, 2008.

        We believe that we currently have adequate working capital to fund operations during the near future based on access to cash and cash equivalents, expected operating cash flows and availability under our revolving credit facility. However, our ability to borrow under our revolving credit facility is subject to the financial viability of those financial institutions who participate in the facility. Further deterioration in the credit markets could limit our ability to borrow under the revolving facility. We do not expect that our holding of the remaining ARS until market conditions improve will significantly adversely impact our operating cash flows.

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

        Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DATE:     November 12, 2008                                                                             VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Gary D. Willis
                                                                                                                                 Gary D. Willis
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

10.1

Contract Amendment Number 1, executed on September 23, 2008, but effective as of  October 1, 2008, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System.

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