Form 10-Q
period 2008-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2009-02-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐   No☒

          There were 749,550 shares of common stock outstanding as of February 1, 2009 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	(Unaudited) December 31, 2008

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$141.6	$234.6
Restricted cash	2.1	2.0
Marketable securities	26.3	–
Accounts receivable, net of allowance for doubtful accounts of approximately $117.7 and $119.3 at June 30, 2008 and December 31, 2008, respectively	300.4	301.5
Inventories	49.2	50.5
Prepaid expenses and other current assets	80.3	82.3

Total current assets	599.9	670.9
Property, plant and equipment, net of accumulated depreciation	1,174.0	1,157.9
Goodwill	689.2	691.7
Intangible assets, net of accumulated amortization	61.4	60.6
Investments in and advances to affiliates	6.0	5.4
Investments in auction rate securities	–	24.2
Other assets	51.8	47.4

Total assets	$2,582.3	$2,658.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162.8	$159.5
Accrued salaries and benefits	97.4	113.8
Accrued health claims	51.1	78.1
Accrued interest	13.2	13.2
Other accrued expenses and current liabilities	49.6	67.2
Current maturities of long-term debt	8.0	8.0

Total current liabilities	382.1	439.8
Minority interests in equity of consolidated entities	9.1	7.9
Other liabilities	97.0	105.2
Long-term debt, less current maturities	1,529.5	1,536.3
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2008 and December 31, 2008	–	–
Additional paid-in capital	647.1	649.4
Accumulated other comprehensive income (loss)	2.8	(6.2)
Retained deficit	(85.3)	(74.3)

Total stockholders’ equity	564.6	568.9

Total liabilities and stockholders’ equity	$2,582.3	$2,658.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2007	2008	2007	2008

	(In millions)

Patient service revenues	$575.7	$614.4	$1,132.5	$1,212.7
Premium revenues	110.3	178.2	216.0	298.9

Total revenues	686.0	792.6	1,348.5	1,511.6

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.5, $0.8, $1.0 and $2.2, respectively)	280.0	302.7	553.7	595.3
Supplies	107.1	112.8	210.3	224.6
Medical claims expense	82.0	140.7	158.0	227.7
Purchased services	37.3	40.3	72.1	81.7
Provision for doubtful accounts	49.2	48.3	103.1	102.9
Other operating expenses	52.8	59.8	107.3	118.4
Rents and leases	9.9	10.3	20.0	21.5
Depreciation and amortization	32.7	32.1	65.2	64.4
Interest, net	32.3	28.6	64.0	57.3
Other	3.4	1.7	5.4	2.4

Income (loss) from continuing operations before income taxes	(0.7)	15.3	(10.6)	15.4
Income tax benefit (expense)	0.1	(5.1)	3.5	(5.3)

Income (loss) from continuing operations	(0.6)	10.2	(7.1)	10.1
Income (loss) from discontinued operations, net of taxes	1.1	(0.1)	0.7	0.9

Net income (loss)	$0.5	$10.1	$(6.4)	$11.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31, 2007	Six months ended December 31, 2008

	(In millions)
Operating activities:
Net income (loss)	$(6.4)	$11.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations	(0.7)	(0.9)
Depreciation and amortization	65.2	64.4
Provision for doubtful accounts	103.1	102.9
Deferred income taxes	(5.7)	1.6
Amortization of loan costs	2.4	2.6
Accretion of principal on senior discount notes	9.5	10.6
Loss (gain) on disposal of assets	0.2	(2.1)
Stock compensation	1.0	2.2
Realized loss on investments	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(132.2)	(103.6)
Inventories	(2.1)	(1.3)
Prepaid expenses and other current assets	(2.0)	1.3
Accounts payable	6.0	(3.3)
Accrued expenses and other current liabilities	23.2	56.4
Other liabilities	5.6	7.4

Net cash provided by operating activities – continuing operations	67.1	149.8
Net cash provided by operating activities – discontinued operations	1.7	0.9

Net cash provided by operating activities	68.8	150.7

Investing activities:
Capital expenditures	(51.0)	(54.7)
Acquisitions	–	(3.6)
Purchases of short-term investments	(60.0)	–
Sales of short-term investments	60.0	–
Proceeds from asset dispositions	0.2	4.0
Other	2.1	0.5

Net cash used in investing activities – continuing operations	(48.7)	(53.8)
Net cash provided by investing activities – discontinued operations	2.8	–

Net cash used in investing activities	(45.9)	(53.8)

Financing activities:
Payments of long-term debt	(3.9)	(3.9)
Proceeds from stock option exercises	0.2	–
Payments to retire stock and stock options	(0.2)	–

Net cash used in financing activities	(3.9)	(3.9)

Net increase in cash and cash equivalents	19.0	93.0
Cash and cash equivalents, beginning of period	120.1	141.6

Cash and cash equivalents, end of period	$139.1	$234.6

Net cash paid for interest	$52.9	$45.1

Net cash paid for income taxes	$0.6	$1.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
(Unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

Business

        Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of December 31, 2008, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,135 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $10.1 million, $11.6 million, $19.5 million and $23.5 million for the three months and six months ended December 31, 2007 and 2008, respectively.

        The unaudited condensed consolidated financial statements as of December 31, 2008 and for the three months and six months ended December 31, 2007 and 2008 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2009. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2008 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on September 23, 2008. The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2008 10-K.

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. Vanguard considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.

        The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of December 31, 2008, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investments in auction rate securities	$24.2	$–	$–	$24.2

Liabilities:
Interest rate swap liability	$8.5	$–	$8.5	$–

        The following table provides a reconciliation of the beginning and ending balances for the six months ended December 31, 2008 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

	Balance at July 1, 2008	Asset Reclassification	Other- than- temporary impairment	Unrealized holding loss	Balance at December 31, 2008

Marketable securities	$26.3	$(25.7)	$(0.6)	$–	$–
Investments in auction rate securities	–	25.7	–	(1.5)	24.2

Total Level 3 inputs	$26.3	$–	$(0.6)	$(1.5)	$24.2

        Auction Rate Securities

        At December 31, 2008, Vanguard held $24.2 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying condensed consolidated balance sheet. These ARS are accounted for at December 31, 2008 as long-term available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The par value of the ARS was $26.3 million at December 31, 2008. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS,

Vanguard utilized Level 3 inputs to estimate the $24.2 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in SFAS 157, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard has the intent and ability to hold these ARS until liquidity returns to the market and their fair value recovers to par value.

        In September 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender offer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008, which is included in other expenses on the accompanying condensed consolidated statement of operations for the six months ended December 31, 2008. Vanguard classified the $9.4 million fair value of these ARS as marketable securities in its condensed consolidated balance sheet as of September 30, 2008 in anticipation of a successful tender. However, the tender offer included certain conditions that were not met by the December 2008 deadline, and the tender failed. As a result of the tender’s failure, Vanguard reclassified the $9.4 million of ARS to investments in auction rate securities as of December 31, 2008 and also recorded a temporary impairment of $0.3 million ($0.2 million, net of taxes) related to all $26.3 million par value ARS during the quarter ended December 31, 2008, which is included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet as of December 31, 2008. The $0.3 million ($0.2 million, net of taxes) temporary impairment recorded during the quarter ended December 31, 2008 is in addition to the temporary impairment recorded during the quarter ended September 30, 2008 of $1.2 million ($0.7 million net of taxes).

        Interest Rate Swap Agreement

        During April 2008, Vanguard entered into an interest rate swap agreement with Bank of America, N.A. (the “counterparty”) that went into effect on June 30, 2008 for a notional $450.0 million of its outstanding term debt. Vanguard makes or receives net interest payments based upon the difference between the 90-day LIBOR rate and the swap fixed interest rate of 2.785%. Vanguard accounts for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and measures any ineffectiveness using the hypothetical derivative method. The valuation of this interest rate swap is based upon a discounted cash flows analysis that reflects the term of the agreement and an observable market-based input, the 90-day LIBOR interest rate curve, which is observable at commonly quoted intervals for the full term of the swap. Vanguard also considered potential credit adjustment risks related to its own performance and the counterparty’s performance under the swap agreement. Management deemed the credit adjustment risks as Level 3 inputs. However, management determined that any potential credit adjustment risks were not significant and thus classified the entire interest rate swap valuation in Level 2 of the fair value hierarchy. The fair value of the interest rate swap as of December 31, 2008 was a liability for Vanguard of approximately $8.5 million ($5.3 million, net of taxes). The change in fair value of the interest rate swap, net of taxes, from June 30, 2008 to December 31, 2008 is included in accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheet as of December 31, 2008.

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

        Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of December 31, 2008, the 2004 Option Plan, as amended, allows for the issuance of up to 101,117 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board or a Committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Option Plan. As of December 31, 2008, 92,879 options were outstanding under the 2004 Option Plan. Vanguard recognized salaries and benefits expense related to the 2004 Option Plan of $0.5 million, $0.8 million, $1.0 million and $2.2 million during the three months and the six months ended December 31, 2007 and 2008, respectively.

4.     INTANGIBLE ASSETS

        The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2008 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2008	December 31, 2008	June 30, 2008	December 31, 2008

Amortized intangible assets:
Deferred loan costs	$43.8	$43.8	$16.1	$18.7
Contracts	31.4	31.4	11.8	13.3
Physician income and other guarantees	22.2	26.1	12.1	15.0
Other	1.3	3.9	0.5	0.8

Subtotal	98.7	105.2	40.5	47.8
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$101.9	$108.4	$40.5	$47.8

        Amortization expense for contracts and other intangible assets during the six months ended December 31, 2007 and 2008 was $1.6 million and $1.8 million, respectively. Amortization of deferred loan costs of $2.4 million and $2.6 million during the six months ended December 31, 2007 and 2008, respectively, is included in net interest. Amortization of physician income and other guarantees of $4.3 million and $2.9 million during the six months ended December 31, 2007 and 2008, respectively, is included in purchased services or other operating expenses.

5.     IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

        Vanguard completed its annual goodwill impairment test required by SFAS 142 during the fourth quarter of fiscal 2008 noting no impairment. However, Vanguard’s Chicago market, with goodwill of approximately $40.6 million as of December 31, 2008, will require continual monitoring during fiscal year 2009 due to the sensitivity of the projected operating results of this reporting unit to the goodwill impairment analysis. If actual future cash flows become less favorable than those projected by management, an impairment charge may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

6.     FINANCING ARRANGEMENTS

        A summary of Vanguard’s long-term debt at June 30, 2008 and December 31, 2008 follows (in millions).

	June 30, 2008	December 31, 2008

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	188.4	199.0
Term loans payable under credit facility	774.1	770.3

	1,537.5	1,544.3
Less: current maturities	(8.0)	(8.0)

	$1,529.5	$1,536.3

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

Senior Credit Facility Debt

        In connection with the Blackstone merger on September 23, 2004, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Co-borrowers”), entered into new senior secured credit facilities (the “merger credit facilities”) with various lenders and Bank of America, N.A. as administrative agent and Citicorp North America, Inc. as syndication agent, and repaid all amounts outstanding under its previous credit facility. The merger credit facilities include a seven-year term loan facility in the aggregate principal amount of $800.0 million and a six-year $250.0 million revolving credit facility that expires in September 2010.

        On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of December 31, 2008, $770.3 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of outstanding letters of credit, was $219.8 million as of December 31, 2008.

        The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. As discussed in Note 2, $450.0 million of the term loan facility borrowings are subject to a fixed interest rate of 5.035% per annum under the terms of an interest rate swap agreement that expires on March 31, 2010. The interest rate applicable to the unhedged portion of Vanguard’s term loan facility borrowings was approximately 2.7% as of December 31, 2008. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.0% per annum or a base rate plus 1.0% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. Vanguard makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2005 term loan facility and will continue to make such payments until maturity of the term debt.

        Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants and capital expenditure restrictions as of December 31, 2008. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.     INCOME TAXES

        Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Six months ended

	December 31, 2007	December 31, 2008
Current:
Federal	$0.6	$2.5
State	1.6	1.2

Total current	2.2	3.7

Deferred:
Federal	(4.5)	3.8
State	(3.7)	(7.5)

	(8.2)	(3.7)
Increase in valuation allowance	2.5	5.3

Total income tax expense (benefit)	$(3.5)	$5.3

        The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Six months ended

	December 31, 2007	December 31, 2008

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	22.8%	(43.9)%
Nondeductible expenses and other	(3.7)%	7.3%
Change in valuation allowance	(21.1)%	36.0%

Effective income tax rate	33.0%	34.4%

        Net non-current deferred tax assets of $42.4 million and $36.8 million are included in other assets on the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2008, respectively.  Net current deferred tax assets were $24.5 million and $32.6 million as of June 30, 2008 and December 31, 2008, respectively.

        As of December 31, 2008, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $0.8 million and $560.0 million, respectively. The significant decrease in the federal income tax NOL carryforward from $94.0 million as of September 30, 2008 to $0.8 million as of December 31, 2008 is primarily due to certain interest deductions that Vanguard determined will not be deductible until paid. The federal and state NOL carryforwards expire from 2020 to 2027 and 2009 to 2027, respectively.

        Vanguard’s U.S. federal income tax returns for tax years 2005 and subsequent years remain subject to examination by the Internal Revenue Service.

8.             COMPREHENSIVE INCOME

        The components of comprehensive income (loss), net of taxes, for the three months and six months ended December 31, 2008 are as follows (in millions).

	Three months ended December 31, 2008	Six months ended December 31, 2008

Net income	$10.1	$11.0
Change in fair value of interest rate swap	(7.4)	(8.1)
Change in unrealized holding losses on auction rate securities	(0.2)	(0.9)

Comprehensive income	$2.5	$2.0

        The components of accumulated other comprehensive income (loss), net of taxes, as of June 30, 2008 and December 31, 2008 are as follows (in millions).

	June 30, 2008	December 31, 2008

Fair value of interest rate swap	$2.8	$(5.3)
Unrealized holding loss on investments in auction rate securities	–	(0.9)

Accumulated other comprehensive income (loss)	$2.8	$(6.2)

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

        The following table provides unaudited condensed financial information by business segment for the three month and six month periods ended December 31, 2007 and 2008, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended December 31, 2007				Three months ended December 31, 2008

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$582.5	$–	$(6.8)	$575.7	$622.2	$–	$(7.8)	$614.4
Premium revenues	–	110.3	–	110.3	–	178.2	–	178.2

Total revenues	582.5	110.3	(6.8)	686.0	622.2	178.2	(7.8)	792.6

Salaries and benefits (excludes stock compensation)	275.7	3.8	–	279.5	294.6	7.3	–	301.9
Supplies	106.9	0.2	–	107.1	112.7	0.1	–	112.8
Medical claims expense (1)	–	88.8	(6.8)	82.0	–	148.5	(7.8)	140.7
Provision for doubtful accounts	49.2	–	–	49.2	48.3	–	–	48.3
Other operating expenses - external	92.5	7.5	–	100.0	101.0	9.4	–	110.4

Total operating expenses	524.3	100.3	(6.8)	617.8	556.6	165.3	(7.8)	714.1

Segment EBITDA (2)	58.2	10.0	–	68.2	65.6	12.9	–	78.5

Less:
Interest, net	35.4	(3.1)	–	32.3	28.9	(0.3)	–	28.6
Depreciation and amortization	31.5	1.2	–	32.7	31.1	1.0	–	32.1
Minority interests	0.8	–	–	0.8	0.7	–	–	0.7
Equity method loss (income)	0.7	–	–	0.7	(0.3)	–	–	(0.3)
Stock compensation	0.5	–	–	0.5	0.8	–	–	0.8
Loss on disposal of assets	0.1	–	–	0.1	–	–	–	–
Monitoring fees and expenses	1.8	–	–	1.8	1.3	–	–	1.3

Income (loss) from continuing operations before income taxes	$(12.6)	$11.9	$–	$(0.7)	$3.1	$12.2	$–	$15.3

Capital expenditures	$28.5	$0.1	$–	$28.6	$36.5	$0.6	$–	$37.1

	Six months ended December 31, 2007				Six months ended December 31, 2008

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$1,147.7	$–	$(15.2)	$1,132.5	$1,230.0	$–	$(17.3)	$1,212.7
Premium revenues	–	216.0	–	216.0	–	298.9	–	298.9

Total revenues	1,147.7	216.0	(15.2)	1,348.5	1,230.0	298.9	(17.3)	1,511.6

Salaries and benefits (excludes stock compensation)	545.0	7.7	–	552.7	578.6	14.5	–	593.1
Supplies	210.0	0.3	–	210.3	224.4	0.2	–	224.6
Medical claims expense (1)	–	173.2	(15.2)	158.0	–	245.0	(17.3)	227.7
Provision for doubtful accounts	103.1	–	–	103.1	102.9	–	–	102.9
Other operating expenses - external	184.5	14.9	–	199.4	204.3	17.3	–	221.6

Total operating expenses	1,042.6	196.1	(15.2)	1,223.5	1,110.2	277.0	(17.3)	1,369.9

Segment EBITDA (2)	105.1	19.9	–	125.0	119.8	21.9	–	141.7

Less:
Interest, net	67.2	(3.2)	–	64.0	58.4	(1.1)	–	57.3
Depreciation and amortization	63.0	2.2	–	65.2	62.4	2.0	–	64.4
Minority interests	1.7	–	–	1.7	1.6	–	–	1.6
Equity method income	(0.2)	–	–	(0.2)	(0.3)	–	–	(0.3)
Stock compensation	1.0	–	–	1.0	2.2	–	–	2.2
Loss (gain) on disposal of assets	0.2	–	–	0.2	(2.1)	–	–	(2.1)
Realized holding loss on investments	–	–	–	–	0.6	–	–	0.6
Monitoring fees and expenses	3.7	–	–	3.7	2.6	–	–	2.6

Income (loss) from continuing operations before income taxes	$(31.5)	$20.9	$–	$(10.6)	$(5.6)	$21.0	$–	$15.4

Capital expenditures	$50.9	$0.1	$–	$51.0	$53.8	$0.9	$–	$54.7

Segment assets	$2,367.3	$190.3	$–	$2,557.6	$2,492.8	$165.3	$–	$2,658.1

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Capital Expenditure Commitments

        Vanguard currently has multiple capital projects underway including significant advanced clinical system upgrades.  As of December 31, 2008, Vanguardestimated its remaining commitments to complete capital projects in process to be approximately $38.2 million.

Patient Service Revenues

        Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income (loss) from continuing operations before income taxes by $2.2 million and $0.3 million for the three months ended December 31, 2007 and 2008, and $4.8 million and $3.9 million for the six months ended December 31, 2007 and 2008, respectively. Vanguard recorded $21.3 million, $22.9 million, $38.6 million and $48.4 million of charity care deductions during the three months ended December 31, 2007 and 2008 and the six months ended December 31, 2007 and 2008, respectively.

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

Guarantees

        Physician Guarantees

        In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physician’s relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of December 31, 2008, Vanguard had a net intangible asset of $10.5 million and a remaining liability of $4.4 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees under FSP 45-3 as of December 31, 2008 was approximately $8.2 million.

        Other Guarantees

        As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of December 31, 2008, Vanguard maintained this performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.  These surety bonds expire on September 30, 2009.

12.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
        NON-GUARANTOR SUBSIDIARIES

        Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2008 and December 31, 2008 and for the three months and the six months ended December 31, 2007 and 2008 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$82.0	$59.6	$–	$141.6
Restricted cash	–	–	–	0.3	1.8	–	2.1
Marketable securities	–	–	–	–	26.3	–	26.3
Accounts receivable, net	–	–	–	275.7	24.7	–	300.4
Inventories	–	–	–	44.3	4.9	–	49.2
Prepaid expenses and other current assets	0.1	–	–	62.5	20.0	(2.3)	80.3

Total current assets	0.1	–	–	464.8	137.3	(2.3)	599.9

Property, plant and equipment, net	–	–	–	1,106.4	67.6	–	1,174.0
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	24.5	3.2	12.9	20.8	–	61.4
Investments in consolidated subsidiaries	608.8	–	–	–	16.7	(625.5)	–
Other assets	–	–	–	57.6	0.2	–	57.8

Total assets	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$–	$–	$–	$144.9	$17.9	$–	$162.8
Accrued expenses and other current liabilities	–	13.2	–	125.2	72.9	–	211.3
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	21.2	–	269.9	91.0	–	382.1

Other liabilities	–	–	–	70.6	38.7	(3.2)	106.1
Long-term debt, less current maturities	–	1,341.1	188.4	–	–	–	1,529.5
Intercompany	44.3	(900.0)	(120.8)	1,373.9	(51.9)	(345.5)	–
Stockholders’ equity (deficit)	564.6	(437.8)	(64.4)	532.9	248.4	(279.1)	564.6

Total liabilities and stockholders’ equity (deficit)	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$187.0	$47.6	$–	$234.6
Restricted cash	–	–	–	0.2	1.8	–	2.0
Accounts receivable, net	–	–	–	274.8	26.7	–	301.5
Inventories	–	–	–	46.3	4.2	–	50.5
Prepaid expenses and other current assets	3.1	–	–	64.7	16.4	(1.9)	82.3

Total current assets	3.1	–	–	573.0	96.7	(1.9)	670.9

Property, plant and equipment, net	–	–	–	1,099.5	58.4	–	1,157.9
Goodwill	–	–	–	608.1	83.6	–	691.7
Intangible assets, net	–	22.0	3.1	15.1	20.4	–	60.6
Investments in consolidated subsidiaries	608.8	–	–	–	16.7	(625.5)	–
Other assets	–	–	–	52.1	24.9	–	77.0

Total assets	$611.9	$22.0	$3.1	$2,347.8	$300.7	$(627.4)	$2,658.1

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$–	$–	$–	$137.9	$21.6	$–	$159.5
Accrued expenses and other current liabilities	–	21.7	–	159.7	90.9	–	272.3
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	29.7	–	297.4	112.7	–	439.8

Other liabilities	–	–	–	83.5	31.2	(1.6)	113.1
Long-term debt, less current maturities	–	1,337.3	199.0	–	–	–	1,536.3
Intercompany	43.0	(858.1)	(120.8)	1,379.5	(150.6)	(293.0)	–
Stockholders’ equity (deficit)	568.9	(486.9)	(75.1)	587.4	307.4	(332.8)	568.9

Total liabilities and stockholders’ equity (deficit)	$611.9	$22.0	$3.1	$2,347.8	$300.7	$(627.4)	$2,658.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$543.6	$36.8	$(4.7)	$575.7
Premium revenues	–	–	–	13.8	96.5	–	110.3

Total revenues	–	–	–	557.4	133.3	(4.7)	686.0

Salaries and benefits	0.5	–	–	259.4	20.1	–	280.0
Supplies	–	–	–	99.9	7.2	–	107.1
Medical claims expense	–	–	–	8.9	77.8	(4.7)	82.0
Purchased services	–	–	–	34.4	2.9	–	37.3
Provision for doubtful accounts	–	–	–	47.0	2.2	–	49.2
Other operating expenses	–	–	–	45.9	6.9	–	52.8
Rents and leases	–	–	–	8.3	1.6	–	9.9
Depreciation and amortization	–	–	–	29.1	3.6	–	32.7
Interest, net	–	29.4	5.0	(3.2)	1.1	–	32.3
Management fees	–	–	–	(2.0)	2.0	–	–
Other	–	–	–	3.4	–	–	3.4

Total costs and expenses	0.5	29.4	5.0	531.1	125.4	(4.7)	686.7

Income (loss) from continuing operations before income taxes	(0.5)	(29.4)	(5.0)	26.3	7.9	–	(0.7)
Income tax benefit (expense)	0.1	–	–	–	(0.3)	0.3	0.1
Equity in earnings of subsidiaries	0.9	–	–	–	–	(0.9)	–

Income (loss) from continuing operations	0.5	(29.4)	(5.0)	26.3	7.6	(0.6)	(0.6)
Discontinued operations, net of taxes	–	–	–	2.5	(1.4)	–	1.1

Net income (loss)	$0.5	$(29.4)	$(5.0)	$28.8	$6.2	$(0.6)	$0.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$579.6	$39.8	$(5.0)	$614.4
Premium revenues	–	–	–	14.9	163.3	–	178.2

Total revenues	–	–	–	594.5	203.1	(5.0)	792.6

Salaries and benefits	0.8	–	–	280.8	21.1	–	302.7
Supplies	–	–	–	104.4	8.4	–	112.8
Medical claims expense	–	–	–	8.7	137.0	(5.0)	140.7
Purchased services	–	–	–	36.8	3.5	–	40.3
Provision for doubtful accounts	–	–	–	45.7	2.6	–	48.3
Other operating expenses	–	–	–	50.4	9.4	–	59.8
Rents and leases	–	–	–	9.0	1.3	–	10.3
Depreciation and amortization	–	–	–	28.5	3.6	–	32.1
Interest, net	–	24.5	5.5	(1.8)	0.4	–	28.6
Management fees	–	–	–	(3.5)	3.5	–	–
Other	–	–	–	1.7	–	–	1.7

Total costs and expenses	0.8	24.5	5.5	560.7	190.8	(5.0)	777.3

Income (loss) from continuing operations before income taxes	(0.8)	(24.5)	(5.5)	33.8	12.3	–	15.3
Income tax benefit (expense)	(5.1)	–	–	–	(2.5)	2.5	(5.1)
Equity in earnings of subsidiaries	16.0	–	–	–	–	(16.0)	–

Income (loss) from continuing operations	10.1	(24.5)	(5.5)	33.8	9.8	(13.5)	10.2
Discontinued operations, net of taxes	–	–	–	(0.4)	0.3	–	(0.1)

Net income (loss)	$10.1	$(24.5)	$(5.5)	$33.4	$10.1	$(13.5)	$10.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,070.4	$73.0	$(10.9)	$1,132.5
Premium revenues	–	–	–	28.2	187.9	(0.1)	216.0

Total revenues	–	–	–	1,098.6	260.9	(11.0)	1,348.5

Salaries and benefits	1.0	–	–	513.6	39.1	–	553.7
Supplies	–	–	–	196.3	14.0	–	210.3
Medical claims expense	–	–	–	18.0	150.9	(10.9)	158.0
Purchased services	–	–	–	65.9	6.2	–	72.1
Provision for doubtful accounts	–	–	–	99.2	3.9	–	103.1
Other operating expenses	0.1	–	–	93.3	14.0	(0.1)	107.3
Rents and leases	–	–	–	16.8	3.2	–	20.0
Depreciation and amortization	–	–	–	57.9	7.3	–	65.2
Interest, net	–	59.1	9.6	(4.7)	–	–	64.0
Management fees	–	–	–	(4.1)	4.1	–	–
Other	–	–	–	5.4	–	–	5.4

Total costs and expenses	1.1	59.1	9.6	1,057.6	242.7	(11.0)	1,359.1

Income (loss) from continuing operations before income taxes	(1.1)	(59.1)	(9.6)	41.0	18.2	–	(10.6)
Income tax benefit (expense)	3.5	–	–	–	(0.7)	0.7	3.5
Equity in earnings of subsidiaries	(8.8)	–	–	–	–	8.8	–

Income (loss) from continuing operations	(6.4)	(59.1)	(9.6)	41.0	17.5	9.5	(7.1)
Discontinued operations, net of taxes	–	–	–	3.6	(2.9)	–	0.7

Net income (loss)	$(6.4)	$(59.1)	$(9.6)	$44.6	$14.6	$9.5	$(6.4)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,143.4	$81.0	$(11.7)	$1,212.7
Premium revenues	–	–	–	30.2	268.8	(0.1)	298.9

Total revenues	–	–	–	1,173.6	349.8	(11.8)	1,511.6

Salaries and benefits	2.2	–	–	549.1	44.0	–	595.3
Supplies	–	–	–	208.8	15.8	–	224.6
Medical claims expense	–	–	–	17.3	222.1	(11.7)	227.7
Purchased services	–	–	–	74.6	7.1	–	81.7
Provision for doubtful accounts	–	–	–	97.9	5.0	–	102.9
Other operating expenses	0.1	–	–	100.3	18.1	(0.1)	118.4
Rents and leases	–	–	–	18.2	3.3	–	21.5
Depreciation and amortization	–	–	–	57.2	7.2	–	64.4
Interest, net	–	49.1	10.7	(2.9)	0.4	–	57.3
Management fees	–	–	–	(7.0)	7.0	–	–
Other	–	–	–	1.8	0.6	–	2.4

Total costs and expenses	2.3	49.1	10.7	1,115.3	330.6	(11.8)	1,496.2

Income (loss) from continuing operations before income taxes	(2.3)	(49.1)	(10.7)	58.3	19.2	–	15.4
Income tax expense (benefit)	(5.3)	–	–	–	(6.7)	6.7	(5.3)
Equity in earnings of subsidiaries	18.6	–	–	–	–	(18.6)	–

Income (loss) from continuing operations	11.0	(49.1)	(10.7)	58.3	12.5	(11.9)	10.1
Discontinued operations, net of taxes	–	–	–	0.5	0.4	–	0.9

Net income (loss)	$11.0	$(49.1)	$(10.7)	$58.8	$12.9	$(11.9)	$11.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2007
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$(6.4)	$(59.1)	$(9.6)	$44.6	$14.6	$9.5	$(6.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	–	–	–	(3.6)	2.9	–	(0.7)
Depreciation and amortization	–	–	–	57.9	7.3	–	65.2
Provision for doubtful accounts	–	–	–	99.2	3.9	–	103.1
Deferred income taxes	(5.7)	–	–	–	–	–	(5.7)
Amortization of loan costs	–	2.3	0.1	–	–	–	2.4
Accretion of principal on senior discount notes	–	–	9.5	–	–	–	9.5
(Gain) loss on sale of assets	–	–	–	1.1	(0.9)	–	0.2
Stock compensation	1.0	–	–	–	–	–	1.0
Changes in operating assets and liabilities, net of effects of dispositions:
Equity in earnings of subsidiaries	8.8	–	–	–	–	(8.8)	–
Accounts receivable	–	–	–	(131.0)	(1.2)	–	(132.2)
Inventories	–	–	–	(1.9)	(0.2)	–	(2.1)
Prepaid expenses and other current assets	0.1	–	–	(8.4)	6.3	–	(2.0)
Accounts payable	–	–	–	5.3	0.7	–	6.0
Accrued expenses and other liabilities	2.2	0.2	–	28.9	(1.8)	(0.7)	28.8

Net cash provided by (used in) operating activities - continuing operations	–	(56.6)	–	92.1	31.6	–	67.1
Net cash provided by operating activities - discontinued operations	–	–	–	1.6	0.1	–	1.7

Net cash provided by (used in) operating activities	–	(56.6)	–	93.7	31.7	–	68.8

Investing activities:
Capital expenditures	–	–	–	(48.6)	(2.4)	–	(51.0)
Purchases of marketable securities	–	–	–	–	(60.0)	–	(60.0)
Sales of marketable securities	–	–	–	–	60.0	–	60.0
Proceeds from asset dispositions	–	–	–	0.2	–	–	0.2
Other	–	–	–	1.1	1.0	–	2.1

Net cash used in investing activities - continuing operations	–	–	–	(47.3)	(1.4)	–	(48.7)
Net cash provided by investing activities - discontinued operations	–	–	–	2.8	–	–	2.8

Net cash used in investing activities	–	–	–	(44.5)	(1.4)	–	(45.9)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2007
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(3.9)	$–	$–	$–	$–	$(3.9)
Proceeds from stock option exercises	–	–	–	(0.2)	–	–	(0.2)
Payments to retire stock and stock options	–	–	–	0.2	–	–	0.2
Cash provided by (used in) intercompany activity	–	60.5	–	(34.0)	(26.5)	–	–

Net cash provided by (used in) financing activities	–	56.6	–	(34.0)	(26.5)	–	(3.9)

Net increase in cash and cash equivalents	–	–	–	15.2	3.8	–	19.0
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1

Cash and cash equivalents, end of period	$–	$–	$–	$26.9	$112.2	$–	$139.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$11.0	$(49.1)	$(10.7)	$58.8	$12.9	$(11.9)	$11.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Income from discontinued
operations, net of taxes	–	–	–	(0.5)	(0.4)	–	(0.9)
Depreciation and amortization	–	–	–	57.2	7.2	–	64.4
Provision for doubtful accounts	–	–	–	97.9	5.0	–	102.9
Deferred income taxes	1.6	–	–	–	–	–	1.6
Amortization of loan costs	–	2.5	0.1	–	–	–	2.6
Accretion of principal on senior discount
notes	–	–	10.6	–	–	–	10.6
Gain on sale of assets	–	–	–	(2.1)	–	–	(2.1)
Stock compensation	2.2	–	–	–	–	–	2.2
Realized loss on investments	–	–	–	–	0.6	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(18.6)	–	–	–	–	18.6	–
Accounts receivable	–	–	–	(97.3)	(6.3)	–	(103.6)
Inventories	–	–	–	(1.1)	(0.2)	–	(1.3)
Prepaid expenses and other current assets	–	–	–	(2.5)	3.8	–	1.3
Accounts payable	–	–	–	(7.0)	3.7	–	(3.3)
Accrued expenses and other liabilities	3.8	8.5	–	40.1	18.1	(6.7)	63.8

Net cash provided by (used in) operating activities - continuing operations	–	(38.1)	–	143.5	44.4	–	149.8
Net cash provided by operating activities - discontinued operations	–	–	–	0.5	0.4	–	0.9

Net cash provided by (used in) operating activities	–	(38.1)	–	144.0	44.8	–	150.7

Investing activities:
Capital expenditures	–	–	–	(51.2)	(3.5)	–	(54.7)
Acquisitions	–	–	–	(3.6)	–	–	(3.6)
Proceeds from asset dispositions	–	–	–	4.0	–	–	4.0
Other	–	–	–	0.8	(0.3)	–	0.5

Net cash used in investing activities	–	–	–	(50.0)	(3.8)	–	(53.8)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2008
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(3.9)	$–	$–	$–	$–	$(3.9)
Cash provided by (used in) intercompany activity	–	42.0	–	11.0	(53.0)	–	–

Net cash provided by (used in) financing activities	–	38.1	–	11.0	(53.0)	–	(3.9)

Net increase (decrease) in cash and cash equivalents	–	–	–	105.0	(12.0)	–	93.0
Cash and cash equivalents, beginning of period	–	–	–	82.0	59.6	–	141.6

Cash and cash equivalents, end of period	$–	$–	$–	$187.0	$47.6	$–	$234.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

        This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws which are intended to be covered by the safe harbors created thereby.  Forward-looking statements are those statements that are based upon management’s current plans and expectations as opposed to historical and current facts and are often identified in this report by use of words including but not limited to  “may,” “believe,” “will,” “project,” “expect,” “estimate,” “anticipate,” and “plan.”  These statements are based upon estimates and assumptions made by Vanguard’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected.  These factors, risks and uncertainties include, among others, the following:

          •  Our high degree of leverage and interest rate risk
          •  Our ability to incur substantially more debt
          •  Operating and financial restrictions in our debt agreements
          •  Our ability to successfully implement our business strategies
          •  Our ability to successfully integrate future acquisitions
          •  Conflicts of interest that may arise as a result of our control by a small number of stockholders
          •  The highly competitive nature of the healthcare industry
          •  Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
          •  Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
          •  Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
          •  Potential federal or state reform of healthcare
          •  Future governmental investigations
          •  The availability of capital to fund our corporate growth strategy
          •  Potential lawsuits or other claims asserted against us
          •  Our ability to maintain or increase membership and control costs of our managed healthcare plans
          •  The impacts of a prolonged economic recession and tightened credit and capital markets on our results of operations, financial position and cash flows, including our ability to successfully service our debt, remain in compliance with debt covenants under our senior secured credit agreement, draw upon or replace our revolving loan facility that expires in September 2010 and repay or refinance outstanding borrowings under our term loan facility that matures in September 2011
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

Executive Overview

        As of December 31, 2008, we owned and operated 15 hospitals with a total of 4,135 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of December 31, 2008, we also owned three health plans as set forth in the following table.

Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	160,500
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	3,000
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	41,100

		204,600

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

        Pay for Performance Reimbursement

        Many payers, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2009, Medicare expanded the number of quality measures to be reported to 42 compared to 30 during federal fiscal year 2008. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  While current Medicare guidelines and contracts with most managed care payers provide for reimbursement based upon the reporting of quality measures, we believe it is only a matter of time until all significant payers utilize the quality measures themselves determine reimbursement rates for hospital services. In order to meet these requirements, we must continue to invest in and upgrade our information technology systems to monitor our performance indicators and to make improvements to our quality of care programs to achieve clinical quality excellence.

        Physician Integration

        Our ability to attract skilled physicians to our hospitals is critical to our success. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To achieve our recruitment goals, we plan to recruit over 130 new physicians to the communities served by our hospitals during our fiscal year June 30, 2009 through employment agreements, relocation agreements or physician practice acquisitions. We have invested heavily in the infrastructure necessary to coordinate our physician recruitment strategies and manage our physician operations. The costs associated with recruiting, integrating and managing such a large number of new physicians will have a negative impact on our operating results and cash flows during our fiscal year ending June 30, 2009. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term.

        Nursing Salary Pressures

        In order to demonstrate high quality services, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. As a result of the nationwide nursing shortage and the particular limited nursing availability in the Phoenix area, we expect continuing pressures on nursing salaries and benefits. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits and higher nurse to patient ratios necessary to improve quality of care. Our clinical quality initiatives also require additional nurse training programs that increase salaries and benefits costs. We expect to leverage our quality of care initiatives, human resource strategies and our nursing school program in San Antonio to minimize these risks.

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

        The following table sets forth the percentages of net patient revenues by payer for the quarters and six months ended December 31, 2007 and 2008.

	Quarter ended December 31,		Six months ended December 31,

	2007	2008	2007	2008

Medicare	26.6%	25.9%	25.9%	25.8%
Medicaid	8.0%	7.1%	8.3%	7.3%
Managed Medicare	13.9%	14.2%	13.6%	13.8%
Managed Medicaid	7.1%	8.9%	7.5%	9.2%
Managed care	35.1%	35.3%	34.5%	34.8%
Self pay	8.2%	7.7%	9.0%	8.1%
Other	1.1%	0.9%	1.2%	1.0%

Total	100.0%	100.0%	100.0%	100.0%

        Volumes by Payer

        During the quarter and six months ended December 31, 2008, we experienced a 0.2% decrease and a 0.7% increase, respectively, in discharges compared to the prior year periods. During the quarter and six months ended December 31, 2008, we experienced a 1.0% increase and a 1.9% increase, respectively, in hospital adjusted discharges compared to the prior year periods. The following table provides details of discharges from continuing operations by payer for the quarters and six months ended December 31, 2007 and 2008.

	Quarter ended December 31,				Six months ended December 31,

	2007		2008		2007		2008

Medicare	11,388	27.3%	11,375	27.3%	22,541	27.0%	22,631	27.0%
Medicaid	5,029	12.1%	4,313	10.4%	10,319	12.4%	8,764	10.5%
Managed Medicare	6,239	14.9%	6,524	15.7%	12,247	14.7%	12,914	15.4%
Managed Medicaid	5,092	12.2%	5,678	13.7%	10,207	12.3%	11,560	13.8%
Managed care	12,357	29.7%	12,364	29.7%	24,779	29.7%	25,099	29.9%
Self pay	1,419	3.4%	1,220	2.9%	2,885	3.5%	2,635	3.1%
Other	144	0.4%	130	0.3%	355	0.4%	282	0.3%

Total	41,668	100.0%	41,604	100.0%	83,333	100.0%	83,885	100.0%

        Impact of Current Economic Environment

        We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. The current economic recession has negatively impacted many industries. While many healthcare services are considered non-discretionary in nature, certain services including elective procedures and other non-emergent services may be deferred or canceled by patients when they are suffering personal financial hardship or have a negative outlook on the general economy. Increases in unemployment often result in a higher number of uninsured patients, and employer cost reduction programs may result in a higher level of co-pays and deductible limits for patients.  Governmental payers and managed care payers may reduce reimbursement paid to hospitals and other healthcare providers to address budget shortfalls or enrollment declines. We are unable to determine the specific impact of the economic recession on our results of operations and cash flows, but we believe a prolonged or more severe economic recession during 2009 will have an adverse impact on our revenues whether in the form of additional charity care, lower patient volumes, lower collection rates of patient co-pay and deductible balances or lower payer reimbursement or a combination of such factors.  We expect our volumes to improve more significantly over the long-term as a result of our quality of care and service expansion initiatives and other market-specific strategies, especially as more individuals in the markets we serve reach ages where hospital services become more prevalent. However, we have no way to estimate when the economy may improve or when we will realize the benefits of our long-term strategies.

        Payer Reimbursement Trends

        In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted hospital discharge was $7,954 and $8,449 for the six months ended December 31, 2007 and 2008, respectively. This increase reflects improved reimbursement for services provided under negotiated managed care contracts and increased revenues earned from the Texas upper payment limit (“UPL”) program further described below. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

        During fiscal 2007 we were approved to receive payments under the Bexar County, Texas UPL Medicaid program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. CMS began reviewing the operations of this private hospital UPL program after the State of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid UPL payment programs. In October 2007, the State of Texas halted all funding of its private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments to the State of Texas. In August 2008, CMS completed its review and the state lifted its moratorium on payments under this UPL program. Payments received under the Texas UPL program increased income before taxes by $0.2 million and $10.0 million during the six months ended December 31, 2007 and 2008, respectively.

        Premium Revenues

        We recognize premium revenues from our three health plans, PHP, AAHP and MHP. PHP’s membership increased to approximately 160,500 at December 31, 2008 compared to approximately 101,500 at December 31, 2007 primarily due to a new contract with Arizona Health Care Cost Containment System (“AHCCCS”) that went into effect on October 1, 2008 as discussed below. Premium revenues from these three plans increased by $67.9 million or 61.6% and by $82.9 million or 38.4%, respectively, during the quarters and six months ended December 31, 2008 compared to the prior year periods.

        In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract covers the three counties covered under the previous contract (Gila, Maricopa and Pinal) plus an additional six Arizona counties: Apache, Coconino, Mohave, Navajo, Pima and Yavapai. We experienced a significant increase in PHP membership and premium revenues during the three months ended December 31, 2008 as a result of this new contract. The new contract utilizes a national episodic/diagnostic risk adjustment factor for non-reconciled enrollee risk groups expected to be implemented April 1, 2009 but applied retroactively to October 1, 2008 that was not part of our previous AHCCCS contract. While our financial statements include an estimated reserve for the impact of this new reimbursement model, we can not be certain that our estimates are materially correct until AHCCCS provides the specific payment methodology and the final risk-based factors to apply to this model. Given the State of Arizona’s current budget shortfall and continued concerns about economic indicators in 2009, AHCCCS could cut reimbursement rates, reduce enrollment, defer capitation payments or take other steps to reduce program expenditures including cancelling PHP’s contract.  Any of these actions could materially adversely impact our future results of operations, financial position or cash flows.

General Trends

        The following paragraphs discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows.

        Accounts Receivable Collection Risks Leading to Increased Bad Debts

        Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including self-pay after primary), and collecting these receivables is difficult and may become more difficult as economic conditions worsen. The following table provides a summary of our accounts receivable payer class mix as of each respective period presented.

December 31, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	14.7%	0.7%	0.6%	16.0%
Medicaid	6.7%	1.6%	1.1%	9.4%
Managed Medicare	10.0%	0.7%	0.7%	11.4%
Managed Medicaid	6.0%	0.6%	0.5%	7.1%
Managed Care	25.4%	3.0%	1.9%	30.3%
Self-Pay(1)	9.1%	7.9%	1.5%	18.5%
Self-Pay after primary(2)	1.6%	2.3%	1.1%	5.0%
Other	1.5%	0.5%	0.3%	2.3%

Total	75.0%	17.3%	7.7%	100.0%

June 30, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.3%	0.6%	0.4%	16.3%
Medicaid	8.0%	2.2%	1.3%	11.5%
Managed Medicare	8.5%	0.6%	0.5%	9.6%
Managed Medicaid	5.6%	0.4%	0.3%	6.3%
Managed Care	25.8%	2.6%	1.9%	30.3%
Self-Pay(1)	9.3%	7.6%	1.1%	18.0%
Self-Pay after primary(2)	1.9%	2.6%	1.0%	5.5%
Other	1.6%	0.5%	0.4%	2.5%

Total	76.0%	17.1%	6.9%	100.0%

December 31, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.4%	0.4%	0.3%	16.1%
Medicaid	7.4%	2.0%	1.6%	11.0%
Managed Medicare	9.4%	0.4%	0.4%	10.2%
Managed Medicaid	6.6%	0.6%	0.4%	7.6%
Managed Care	26.0%	2.5%	1.7%	30.2%
Self-Pay(1)	8.4%	8.0%	0.9%	17.3%
Self-Pay after primary(2)	1.6%	2.2%	1.1%	4.9%
Other	1.6%	0.7%	0.4%	2.7%

Total	76.4%	16.8%	6.8%	100.0%

____________________
(1)  Includes uninsured patient accounts only.
(2)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

        Our combined allowance for doubtful accounts and allowance for charity care covered 94.3%, 96.3% and 98.8% of combined self-pay and self-pay after primary accounts receivable as of December 31, 2007, June 30, 2008 and December 31, 2008, respectively.

        The volume of self-pay accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. Our upfront cash collections increased 10.6% during the six months ended December 31, 2008 compared to the prior year period. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry during the foreseeable future.

        Charity Care and Self-Pay Discount Programs

        We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We deducted $21.3 million, $22.9 million, $38.6 million and $48.4 million of charity care from total revenues during the quarters and six months ended December 31, 2007 and 2008, respectively. Healthcare services provided to undocumented aliens that qualify for border funding reimbursement under the Medicare program, net of payments received, represented $7.1 million, $7.9 million, $11.9 million and $16.0 million of the charity care deductions during the quarters and six months ended December 31, 2007 and 2008, respectively. Payments received for border funding claims were $0.9 million, $1.5 million, $1.8 million and $2.2 million during the quarters and six months ended December 31, 2007 and 2008, respectively. Border funding qualification is scheduled to end after March 31, 2009, and we cannot predict whether qualification for border funding reimbursement will be extended beyond March 31, 2009.

        Governmental and Managed Care Payer Reimbursement

        Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current economic recession has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers, since raising taxes is not a popular option during recessionary cycles. Further, the tightened credit markets have complicated the states’ efforts to issue additional bonds to raise cash. During the six months ended December 31, 2008, Medicaid and managed Medicaid programs accounted for approximately 17% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the six months ended December 31, 2008, we recognized approximately 35% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.

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

        There have been no changes in the nature or application of our critical accounting policies during the three months ended December 31, 2008 when compared to those described in our 10-K for the fiscal year ended June 30, 2008.

Selected Operating Statistics

        The following table sets forth certain operating statistics for each of the periods presented.

	Quarter ended December 31,		Six months ended December 31,

	2007	2008	2007	2008

Number of hospitals at end of period	15	15	15	15
Number of licensed beds at end of period	4,143	4,135	4,143	4,135
Discharges (a)	41,668	41,604	83,333	83,885
Adjusted discharges - hospitals (a)	66,688	67,377	133,451	136,044
Net revenue per adjusted discharge - hospitals (a)	$8,074	$8,626	$7,954	$8,449
Patient days (a)	179,803	175,944	358,345	354,063
Adjusted patient days - hospitals (a)	287,766	284,937	573,859	574,216
Average length of stay (days) (a)	4.32	4.23	4.30	4.22
Inpatient surgeries	9,181	9,384	18,401	18,862
Outpatient surgeries (a)	18,085	19,026	36,214	37,926
Emergency room visits (a)	145,478	142,671	290,221	289,853
Occupancy rate (a)	47.2%	46.2%	47.0%	46.5%
Average daily census (a)	1,954.0	1,912.0	1,948.0	1,924.0
Member lives (a)	147,800	204,600	147,800	204,600
Medical claims percentage (a)	74.3%	79.0%	73.1%	76.2%

____________________
(a)

The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2008 10-K.

Results of Operations

        The following tables present summaries of our unaudited operating results for the quarters and six months ended December 31, 2007 and 2008.

	Quarter ended December 31,

	2007		2008

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$575.7	83.9%	$614.4	77.5%
Premium revenues	110.3	16.1%	178.2	22.5%

Total revenues	686.0	100.0%	792.6	100.0%

Salaries and benefits (includes stock compensation of $0.5 and $0.8, respectively)	280.0	40.8%	302.7	38.2%
Supplies	107.1	15.6%	112.8	14.2%
Medical claims expense	82.0	11.9%	140.7	17.8%
Provision for doubtful accounts	49.2	7.2%	48.3	6.1%
Other operating expenses	100.0	14.6%	110.4	13.9%
Depreciation and amortization	32.7	4.8%	32.1	4.1%
Interest, net	32.3	4.7%	28.6	3.6%
Minority interests and other expenses	3.4	0.5%	1.7	0.2%

Income (loss) from continuing operations before income taxes	(0.7)	(0.1)%	15.3	1.9%
Income tax benefit (expense)	0.1	0.0%	(5.1)	(0.6)%

Income (loss) from continuing operations	(0.6)	(0.1)%	10.2	1.3%
Income (loss) from discontinued operations, net of taxes	1.1	0.2%	(0.1)	0.0%

Net income	$0.5	0.1%	$10.1	1.3%

	Six months ended December 31,

	2007		2008

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,132.5	84.0%	$1,212.7	80.2%
Premium revenues	216.0	16.0%	298.9	19.8%

Total revenues	1,348.5	100.0%	1,511.6	100.0%

Salaries and benefits (includes stock compensation of $1.0 and $2.2, respectively)	553.7	41.1%	595.3	39.4%
Supplies	210.3	15.6%	224.6	14.8%
Medical claims expense	158.0	11.7%	227.7	15.1%
Provision for doubtful accounts	103.1	7.6%	102.9	6.8%
Other operating expenses	199.4	14.8%	221.6	14.7%
Depreciation and amortization	65.2	4.8%	64.4	4.3%
Interest, net	64.0	4.8%	57.3	3.8%
Minority interests and other expenses	5.4	0.4%	2.4	0.1%

Income (loss) from continuing operations before income taxes	(10.6)	(0.8)%	15.4	1.0%
Income tax benefit (expense)	3.5	0.3%	(5.3)	(0.4)%

Income (loss) from continuing operations	(7.1)	(0.5)%	10.1	0.6%
Income from discontinued operations, net of taxes	0.7	0.1%	0.9	0.1%

Net income (loss)	$(6.4)	(0.4)%	$11.0	0.7%

Quarter ended December 31, 2008 compared to Quarter ended December 31, 2007

        Revenues.  Total revenues increased $106.6 million or 15.5% during the quarter ended December 31, 2008 compared to the prior year quarter primarily due to significant enrollment growth at PHP, higher acuity of services provided and improved reimbursement for services provided. Net revenue per adjusted hospital discharge increased 6.8% quarter over quarter. Approximately 1.5% of this increase was attributable to the combined impact of the $3.5 million increase in Texas UPL revenues during the current year quarter compared to the prior year quarter and $4.7 million of Medicaid disproportionate share payments received in Arizona during the current year quarter that were not received in the prior year quarter. Hospital adjusted discharges, inpatient surgeries and outpatient surgeries increased 1.0%, 2.2% and 5.2%, respectively, while emergency room visits decreased 1.9% during the current year quarter compared to the prior year quarter. These volume trends resulted in higher acuity of services provided and higher revenues per adjusted hospital discharge. While we have experienced volume and pricing improvements during the past several quarters, multiple factors continue to limit growth opportunities. These factors include competition from other hospitals in recruiting and retaining quality physicians, pressures on elective procedure volumes resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits, patient wellness and deteriorating economic conditions, among others. As the populations in the markets we serve grow older, we believe that our quality initiatives will improve our competitive position in those markets. However, these growth opportunities may be more long-term in nature and may not overcome the current industry and market challenges in the short-term.

        Premium revenues increased $67.9 million or 61.6% during the current year quarter as a result of higher enrollment at PHP compared to the prior year quarter. PHP’s new contract with AHCCCS began on October 1, 2008, and average enrollment increased from 101,520 during the prior quarter to 162,070 during the current year quarter. PHP was awarded six new counties under the new contract in addition to the three counties served under the prior AHCCCS contract.

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

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $777.3 million or 98.1% of total revenues during the current year quarter, compared to 100.1% during the prior year quarter. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 38.2% during the current year quarter from 40.8% during the prior year quarter. These ratios were positively impacted by a change in our employee medical benefits structure on July 1, 2008 whereby we began providing self-insured coverage for all of our employees, which resulted in a greater amount of patient service revenues and benefits expense being eliminated in consolidation for those employees who receive care at our facilities. During the prior year quarter, we self-insured the health benefits for only a limited number of employees. If we had kept the medical benefit structure the same period over period, our salaries and benefits as a percentage of total revenues would have been 38.9% during the quarter ended December 31, 2008.

Additionally, the significant increase in premium revenues, which utilize a much lower rate of salaries and benefits than acute care services, resulted in a lower percentage of salaries and benefits to total revenues during the current year quarter compared to the prior year quarter. Salaries and benefits from our acute services segment as a percentage of patient service revenues was 47.5% for the quarter ended December 31, 2008 compared to 47.4% for the quarter ended December 31, 2007.

These ratios were adversely impacted during the current year quarter by our investments in physician services and quality initiatives. We continue to employ more physicians to support the communities our hospitals serve and have added significant corporate resources during the past year to manage and oversee the physician growth. Implementation of our quality initiatives have also resulted in additional labor costs associated with training staff to utilize new clinical quality systems and additional hospital and corporate resources to monitor and manage quality indicators. As of December 31, 2008, we had approximately 19,000 full-time and part-time employees compared to 17,800 as of December 31, 2007. Recently, we have been successful in limiting the growth of contract labor resources, although our ability to fully manage our staffing mix is limited by the nationwide nursing shortage, our commitment to quality of care initiatives and other factors. Our comprehensive recruiting and retention program focuses on quality of care, workforce development and competitive pay and benefits that we expect will mitigate some of the growth in these ratios.

•

Supplies.  Supplies as a percentage of total revenues decreased to 14.2% during the current year quarter compared to 15.6% during the prior year quarter. Supplies as a percentage of patient service revenues decreased to 18.4% during the current year quarter compared to 18.6% during the prior year quarter. Although the acuity of our services provided increased during the current year quarter compared to the prior year quarter, we were successful in limiting the ratio of supplies to total revenues by further implementing certain supply chain initiatives including increased use of our group purchasing contract and pharmacy formulary management. Because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals, our ability to reduce this ratio in future periods may be limited.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased to 79.0% during the current year quarter compared to 74.3% during the prior year quarter. The new PHP contract resulted in a significant change in the mix of our AHCCCS enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties previously served by PHP. Also, the additional PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding medical claims expense. We could experience changes in this ratio during upcoming quarters as we receive more PHP historical claims payment information, especially for the new counties where service began on October 1, 2008, and receive additional information from AHCCCS regarding its implementation of the risk adjustment factor to be retroactively applied to capitation rates from October 2008 forward.

Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $7.8 million, or 5.3% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues decreased to 7.9% during the current year quarter from 8.5% during the prior year quarter. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues was 11.6% and 12.2% for the current year and prior year quarters, respectively. During the quarter ended December 31, 2008, our self-pay revenues as a percentage of net patient revenues decreased to 7.7% compared to 8.2% during the prior year quarter. We have also experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs. We utilized hindsight testing analysis, cash collections data and other metrics to conclude that our policies adequately provided for uncompensated care during the quarter ended December 31, 2008. We expect this ratio to remain sensitive to environmental factors including deteriorating economic conditions that could result in a greater number of uninsured patients and increased difficulty for patients to pay their co-payment and deductible balances.

        Other operating expenses. Other operating expenses as a percentage of total revenues decreased to 13.9% during the quarter ended December 31, 2008 compared to 14.6% during the prior year quarter. This ratio was flat quarter over quarter for our acute care services segment absent the impact to patient service revenues related to the change in the employee medical plan structure as previously discussed.

        Income taxes.  Our effective tax rate was approximately 33.3% during the current year quarter, which is lower than our typical rate due primarily to our utilization of a significant amount of state net operating loss carryforwards during the current year quarter that in previous periods were subject to a valuation allowance reserve. Income tax expense for the prior year quarter was not significant.

        Net income.  Net income increased by $9.6 million quarter over quarter primarily due to improved operating results both from our acute care services and health plan segments.

Six months ended December 31, 2008 compared to six months ended December 31, 2007

        Revenues. Total revenues increased $163.1 million or 12.1% during the six months ended December 31, 2008 compared to the prior year period primarily due to increased premium revenues, higher patient volumes and improved reimbursement for services provided. Hospital adjusted discharges increased 1.9% period over period, while net revenue per adjusted hospital discharge increased 6.2% period over period. Approximately 0.9% of the increase in net revenue per adjusted hospital discharge resulted from the increase in Texas UPL revenues during the current year period compared to the prior year period. Inpatient surgeries and outpatient surgeries increased 2.5% and 4.7%, respectively, during the current year period compared to the prior year period, while emergency room visits decreased 0.1% period over period.

        Premium revenues increased $82.9 million or 38.4% during the six months ended December 31, 2008 compared to the prior year period. Average enrollment at PHP increased 32.9% during the six months ended December 31, 2008 compared to the prior year period as a result of the new AHCCCS contract that went into effect on October 1, 2008, as previously discussed.

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $1,496.2 million or 99.0% of total revenues during the six months ended December 31, 2008 compared to 100.8% during the prior year period. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues decreased to 39.4% during the six months ended December 31, 2008 from 41.1% during the prior year period. Absent the previously discussed change in our employee medical plan structure, our salaries and benefits as a percentage of total revenues would have been 40.2% during the six months ended December 31, 2008.

Additionally, the significant increase in premium revenues, which utilize a much lower rate of salaries and benefits than acute care services, resulted in a lower percentage of salaries and benefits to total revenues during the current year quarter compared to the prior year quarter. Salaries and benefits from our acute services segment as a percentage of patient service revenues was 47.2% for the six months ended December 31, 2008 compared to 47.6% for the prior year period.

These ratios were adversely impacted during the current year period by our investments in physician services and quality initiatives. We continue to employ more physicians to support the communities that our hospitals serve and have added significant corporate resources during the past year to manage and oversee this growth in employed physicians. Implementation of our quality initiatives have also resulted in additional labor costs associated with training staff to utilize new clinical quality systems and additional hospital and corporate resources to monitor and manage quality indicators.

•

Supplies. Supplies as a percentage of total revenues decreased from 15.6% during the six months ended December 31, 2007 to 14.8% during the six months ended December 31, 2008. Supplies expense as a percentage of patient service revenues was 18.5% for both periods. Although our acuity of services provided increased during the current year period compared to the prior year period, we were able to limit the growth of this ratio by further implementing certain supply chain initiatives.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues increased to 76.2% during the current year period compared to 73.1% during the prior year period. The new PHP contract resulted in a significant change in the mix of our AHCCCS enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties previously served by PHP. Also, the additional PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding medical claims expense. We could experience changes in this ratio during upcoming quarters as we receive more PHP historical claims payment information, especially for the new counties where service began on October 1, 2008, and receive additional information from AHCCCS regarding the implementation of the previously discussed new risk adjustment factor.

Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $17.3 million, or 7.1% of gross health plan medical claims expense, were eliminated in consolidation during the current year period.

•

Provision for Doubtful Accounts.  The provision for doubtful accounts as a percentage of patient service revenues decreased to 8.5% during the six months ended December 31, 2008 from 9.1% during the prior year period. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues was 12.5% for both the prior year and current year periods. During the six months ended December 31, 2008, our self-pay revenues as a percentage of net patient revenues decreased to 8.1% compared to 9.0% during the prior year quarter. We have also experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs. We utilized hindsight testing analysis, cash collections data and other metrics to conclude that our policies adequately provided for uncompensated care during the six months ended December 31, 2008. We expect this ratio to remain sensitive to environmental factors including deteriorating economic conditions that could result in a greater number of uninsured patients and increased difficulty for patients to pay their co-payment and deductible balances.

        Income Taxes.  The effective tax rate increased from approximately 33.0% during the six months ended December 31, 2007 to approximately 34.4% during the six months ended December 31, 2008. The effective tax for the six months ended December 31, 2008 was lower than our typical rate due primarily to our utilization of a significant amount of state net operating loss carry-forwards during the current year period that in previous periods were subject to a valuation allowance reserve.

        Net Income.  The $17.4 million period over period increase in net income resulted primarily from our improved operating results attributable to both the acute care services and health plans segments.

Liquidity and Capital Resources

        Operating Activities

        At December 31, 2008, we had working capital of $231.1 million, including cash and cash equivalents of $234.6 million.  Working capital at June 30, 2008 was $217.8 million. Cash provided by operating activities increased $81.9 million during the six months ended December 31, 2008 compared to the prior year period.  The increase in operating cash flows was primarily due to improved net cash collections of accounts receivable, the impact of the significant enrollee growth at PHP on capitation payments received from AHCCCS and the timing of claims payments made for new members, the timing of claims payments related to the expansion of our self-insured employee medical plan, the increase in net payments received under the Bexar County, Texas UPL program and improved operating results during the six months ended December 31, 2008 compared to the prior year period. Net accounts receivable days decreased by approximately 6 days to 50 days during the six months ended December 31, 2008 compared to 56 days during the six months ended December 31, 2007.

        Investing Activities

        Cash used in investing activities increased from $45.9 million during the prior year period to $53.8 million during the current year period, primarily as a result of a $3.7 million increase in capital expenditures and $3.6 million spent for acquisitions during the current year period.

        We anticipate spending a total of $150.0 million to $170.0 million in capital expenditures during fiscal 2009 including $54.7 million that we expended through December 31, 2008. This estimate reflects a $20.0 million decrease from our previous estimate of fiscal 2009 capital expenditures. Including this $54.7 million, we have approved and either expended or begun the process of expending a total of $96.2 million for capital improvements as of December 31, 2008. This total includes $29.4 million of replacement or maintenance capital and $66.8 million of combined information technology upgrades and other discretionary initiatives. We expect to spend $53.8 million to $73.8 million in addition to this $96.2 million during the remainder of our fiscal 2009. Moreover, we have identified approximately $36.5 million of capital projects that have not yet begun that we deem necessary to maintain our current operating infrastructure and service levels or to meet regulatory requirements. We could choose to defer or cancel the remaining $17.3 million to $37.3 million of capital projects viewed as discretionary in nature should we need to conserve cash, avoid debt covenant violations or for other reasons. Any decision to defer or cancel such capital projects, while providing some short-term benefits, could have negative long-term implications to our operating results and cash flows.

        We expect to fund the remaining capital expenditures during fiscal 2009 with cash on hand and cash flows from operations. We also have $219.8 million available under our revolving credit facility. We believe our current capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives and growth strategies.

        Financing Activities

        Cash flows used in financing activities were flat quarter over quarter. As of December 31, 2008, we had outstanding $1,544.3 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments until their maturity in September 2014. Through October 1, 2009, our interest expense on the 11.25% Notes consists solely of non-cash accretions of principal. Commencing April 1, 2010 through the maturity of the 11.25% Notes in September 2015, we will make semi-annual cash interest payments under the 11.25% Notes.

        Our $770.3 million outstanding term loan borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum and mature in September 2011. However, $450.0 million of our term loan borrowings are subject to a fixed interest rate under the terms of an interest rate swap agreement effective June 30, 2008 that expires March 31, 2010. We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth  of one percent. Borrowings under our $250.0 million revolving credit facility, which matures in September 2010, would currently bear interest at a rate equal to, at our option, a base rate plus 1.0% per annum or LIBOR plus 2.0% per annum. These rates are subject to increase by up to 0.50% per annum should our leverage ratio exceed certain designated levels.

        We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum.  We also pay customary letter of credit fees.

        Debt Covenants

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

        As of December 31, 2008, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	3.19x
Total leverage ratio limit	5.00x	3.83x
Senior leverage ratio limit	3.50x	1.81x

        For the debt covenant test period ending on March 31, 2009, the total leverage ratio limit under our senior secured credit agreement will decrease to 4.50x and will remain at that level until the term debt matures in September 2011. While we do not expect to violate this total leverage ratio limit during any debt covenant reporting period, factors outside our control may make it more difficult for us to achieve such compliance. These factors include a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, among others, any or all of which could negatively impact our results of operations and cash flows and cause us to violate this covenant. Violation of one or more of the covenants under our senior secured credit agreement could result in an immediate call of the outstanding principal or the necessity of lender waivers with more onerous terms including adverse pricing or repayment provisions or more restrictive covenants.

        Credit Ratings

        The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
9% Senior Subordinated Notes	CCC+	Caa1
11¼% Senior Discount Notes	CCC+	Caa1
Senior credit facilities	B+	Ba3

        Our credit ratings are subject to periodic reviews by the ratings agencies. If our results of operations deteriorate either as a result of the current economic recession or other factors, any or all of our corporate ratings may be downgraded. A credit rating downgrade could further impede our ability to refinance all or a portion of our outstanding debt.

        Capital Resources

        We expect that cash generated from our operations and cash expected to be available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our senior credit facilities will be available to enable us to meet these requirements, especially given the current diminished credit availability and general economic weakness.

        Our $250.0 million revolving credit facility expires in September 2010, and we are not certain if we will be able to replace the revolving credit facility at such time given the current instability in the capital and credit markets and with the current uncertainty of when normal credit market liquidity conditions will return. Additionally, our financial position and cash flows would be materially adversely impacted should we be unable to access the current amounts available under our revolving credit facility due to default by one or more of the lenders. If we borrowed funds under our revolving credit facility to increase our cash on hand, we would most likely earn a lower return on those cash balances than the interest we would incur on the borrowed funds. Our $770.3 million term debt matures in September 2011. Our ability to refinance or obtain funds to repay this term debt could also be compromised if the current capital and credit markets do not improve.

        We had $234.6 million of cash and cash equivalents as of December 31, 2008. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

        We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we might draw upon cash on hand, amounts available under our revolving credit facility or seek additional funding sources. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, we may be unable to raise additional equity proceeds from Blackstone or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Obligations and Commitments

        The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of December 31, 2008.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$91.0	$953.0	$152.1	$891.4	$2,087.5
Operating leases (2)	29.8	47.4	32.3	41.8	151.3
Purchase obligations (2)	27.4	–	–	–	27.4
Health claims payable (3)	78.1	–	–	–	78.1
Estimated self-insurance liabilities (4)	34.4	46.5	23.3	7.8	112.0

Subtotal	$260.7	$1,046.9	$207.7	$941.0	$2,456.3

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$36.5	$1.7	$–	$–	$38.2
Guarantees of surety bonds (6)	40.0	–	–	–	40.0
Letters of credit (7)	–	30.2	–	–	30.2
Physician commitments (8)	5.5	–	–	–	5.5
FIN 48 net liability (9)	1.3	–	–	–	1.3

Subtotal	$83.3	$31.9	$–	$–	$115.2

Total obligations and commitments	$344.0	$1,078.8	$207.7	$941.0	$2,571.5

____________________
(1)

Includes both principal and interest portions of outstanding debt. The interest portion of our debt assumes an approximate 2.7% rate over the remaining term of the debt except for the 5.0% fixed rate applied to $450.0 million during the term of our interest rate swap agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2008, we had in place $1,020.3 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate. The senior credit facilities consist of $770.3 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $30.2 million of capacity was utilized by outstanding letters of credit as of December 31, 2008). We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth of one percent. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate swap that became effective on June 30, 2008, as discussed below. As of December 31, 2008 the estimated fair values of our term debt, our 9.0% senior subordinated notes and our 11.25% senior discount notes were approximately $647.0 million, $500.3 million and $168.5 million, respectively, based upon quoted market prices.

        Our $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our revolving credit facility matures in September 2010. Our $770.3 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate related to the unhedged term loans was approximately 2.7% as of December 31, 2008.

        In April 2008, we entered into an interest rate swap agreement with Bank of America, N.A (the “counterparty”) that became effective on June 30, 2008. We continue to make our usual quarterly term debt interest payments at a rate equal to the 90-day LIBOR rate plus 2.25%. We also receive a quarterly net interest rate swap payment from the counterparty (or make a quarterly net swap payment to the counterparty) based upon the difference between the 90-day LIBOR rate and the swap fixed interest rate of 2.785% on a notional $450.0 million of our term debt. We account for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and measure any ineffectiveness using the hypothetical derivative method. We make quarterly adjustments to other comprehensive income equal to the change in the fair value of the swap, net of taxes, from quarter to quarter until the maturity of the swap on March 31, 2010. As of December 31, 2008, the estimated fair value of the interest rate swap was a liability for Vanguard of approximately $5.3 million (net of taxes). We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

        At December 31, 2008, we held $24.2 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which is included in investments in auction rate securities on our condensed consolidated balance sheet. The par value of the ARS was $26.3 million as of December 31, 2008. We had previously reflected $9.4 million of ARS as marketable securities and recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008 as a result of a tender offer we received from the issuer of the ARS and accepted. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. Thus, we reclassified the $9.4 million of marketable securities to investments in auction rate securities on our condensed consolidated balance sheet during the quarter ended December 31, 2008. We also recorded a temporary impairment of $0.3 million ($0.2 million, net of taxes) related to all $26.3 million par value ARS during the quarter ended December 31, 2008, which is included in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet as of December 31, 2008. The $0.3 million ($0.2 million, net of taxes) temporary impairment recorded during the quarter ended December 31, 2008 is in addition to the temporary impairment recorded during the quarter ended September 30, 2008 of $1.2 million ($0.7 million net of taxes). We do not expect that our holding of the remaining ARS until market conditions improve will significantly adversely impact our operating cash flows.

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

        Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A.   Risk Factors.

        There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, other than the addition of the following new risk factors set forth below.

        The current economic recession, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows, and we are unsure whether these conditions will improve in the near future.

        The United States economy is currently in a period of recession and global credit markets remain volatile. Declining consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of recession will have an adverse impact on our operations. Item 1A of our June 30, 2008 Annual Report on Form 10-K discusses some significant risks that may be magnified by the current economic conditions such as the following:

•

Our concentration of operations in a small number of regions, and the impact of economic downturns in those communities. To the extent the communities in and around San Antonio, Texas; Phoenix, Arizona; Chicago, Illinois or certain communities in Massachusetts experience a greater degree of economic weakness than average, the adverse impact on our operations could be magnified.

•

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies (including managed Medicare and managed Medicaid payers) reduce our reimbursement. Current economic conditions have accelerated and increased the budget deficits for most states, including those in which we operate. These budgetary pressures may result in healthcare payment reductions under state Medicaid plans or reduced benefits to participants in those plans. Also, governmental, managed Medicare or managed Medicaid payers may defer payments to us to conserve cash. Managed care companies may also seek to reduce payment rates or limit payment rate increases to hospitals in response to reductions in enrolled participants.

•

Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee healthcare costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits.

•

We believe our operating cash and remaining borrowing capacity is sufficient to run our business and fund our growth initiatives. However, under extreme market conditions, there can be no assurance that such funds will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under our revolving credit facility is held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.

        We are unable to predict if the condition of the United States economy, the local economies in the communities we serve or global credit conditions will improve in the near future or when such improvements may occur.

        Tightened credit markets and continued economic deterioration may prevent us from servicing our current debt or refinancing, replacing or otherwise obtaining necessary funds to repay significant portions of our debt that will mature during the next three years.

        We are a highly leveraged company. As of December 31, 2008, we had $1,544.3 million of outstanding indebtedness. Of this amount, $770.3 million of term loans mature in September 2011. Additionally, we have a $250.0 million ($219.8 million net of borrowing capacity reductions for our outstanding letters of credit) revolving loan facility that expires in September 2010. The tightened credit markets have especially impacted the ability of highly leveraged companies, like us, to access sources of liquidity on similar terms or pricing as currently in place, or at all. Our inability to replace our revolving credit facility in September 2010 may limit our ability to competitively manage our current operations, make capital expenditures, make required principal and interest repayments under our debt agreements or complete acquisitions to grow our business. If prevailing instability in the credit and financial markets continues, we may be unable to refinance or repay our outstanding $770.3 million term debt due in September 2011. We also make significant cash interest payments on our outstanding $575.0 million 9.0% senior subordinated notes and will be required to make cash interest payments on our $216.0 million 11.25% senior discount notes beginning in April 2010. Should current economic conditions worsen, our operating cash flows may be materially adversely impacted, which could make it more difficult for us to make these cash interest payments. If we were unable to make scheduled interest or principal payments on our debt, we would be in default and, as a result:

•	Our debt holders could declare all outstanding principal and interest to be due and payable;

•	Our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	We could be forced into bankruptcy or liquidation.

        We also face the risk of non-compliance with the debt covenants under our senior secured credit agreement, including the total leverage ratio limit, which decreases to 4.50x from 5.00x commencing with the test period ending March 31, 2009. While we do not expect to violate this ratio or any other debt covenant during any debt compliance reporting period, violation of any of these covenants without cure would result in a debt default as described above.

Item 4.    Submission of Matters to a Vote of Security Holders.

                The following persons were re-elected to our board of directors by the holders of 100% of our outstanding common stock by action taken pursuant to a written consent dated November 8, 2008 of such holders in lieu of an annual stockholders’ meeting:

Michael A. Dal Bello
M. Fazle Husain
Alan M. Muney, M.D.
Charles N. Martin, Jr.
Michael J. Parsons
James A. Quella
Neil P. Simpkins

Item 6.    Exhibits

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 12, 2009                                                                VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Gary D. Willis
                                                                                                                                 Gary D. Willis
                                                                                                                                Senior Vice President, Controller and
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Seventh Supplemental Indenture, dated as of November 3, 2008, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.

10.1

Contract Amendment Number 2, executed on January 16, 2009, but effective as of  January 15, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System.

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