Form 10-Q
period 2009-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2009-05-12
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)      Yes☐   No☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☒	Smaller reporting company☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes☐   No☒

          There were 749,550 shares of common stock outstanding as of May 1, 2009 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	(Unaudited) March 31, 2009

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$141.6	$292.2
Restricted cash	2.1	2.0
Marketable securities	26.3	–
Accounts receivable, net of allowance for doubtful accounts of approximately $117.7 and $119.8 at June 30, 2008 and March 31, 2009, respectively	300.4	319.9
Inventories	49.2	49.5
Prepaid expenses and other current assets	80.3	90.0

Total current assets	599.9	753.6
Property, plant and equipment, net of accumulated depreciation	1,174.0	1,159.6
Goodwill	689.2	691.7
Intangible assets, net of accumulated amortization	61.4	57.7
Investments in and advances to affiliates	6.0	5.4
Investments in auction rate securities	–	24.2
Other assets	51.8	50.8

Total assets	$2,582.3	$2,743.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$162.8	$170.1
Accrued salaries and benefits	97.4	106.8
Accrued health claims	51.1	97.9
Accrued interest	13.2	26.1
Other accrued expenses and current liabilities	49.6	95.5
Current maturities of long-term debt	8.0	8.0

Total current liabilities	382.1	504.4
Minority interests in equity of consolidated entities	9.1	7.9
Other liabilities	97.0	105.0
Long-term debt, less current maturities	1,529.5	1,539.8
Commitments and contingencies
Stockholders’ Equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2008 and March 31, 2009	–	–
Additional paid-in capital	647.1	650.4
Accumulated other comprehensive income (loss)	2.8	(6.0)
Retained deficit	(85.3)	(58.5)

Total stockholders’ equity	564.6	585.9

Total liabilities and stockholders’ equity	$2,582.3	$2,743.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2008	2009	2008	2009

	(In millions)

Patient service revenues	$607.9	$676.1	$1,740.4	$1,888.8
Premium revenues	117.7	181.9	333.7	480.8

Total revenues	725.6	858.0	2,074.1	2,369.6

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.9, $1.2, $1.9 and $3.4, respectively)	297.9	328.4	851.6	923.7
Supplies	112.9	115.3	323.2	339.9
Medical claims expense	84.9	143.0	242.9	370.7
Purchased services	39.6	43.3	111.7	125.0
Provision for doubtful accounts	53.1	52.5	156.2	155.4
Insurance	5.7	19.4	23.6	34.2
Non-income taxes	7.3	20.7	19.9	39.7
Other operating expenses	39.3	39.4	116.1	124.0
Rents and leases	10.7	11.0	30.7	32.5
Depreciation and amortization	31.6	31.6	96.8	96.0
Interest, net	29.4	27.2	93.4	84.5
Other	2.2	1.9	7.6	4.3

Income from continuing operations before income taxes	11.0	24.3	0.4	39.7
Income tax expense	3.5	8.2	–	13.5

Income from continuing operations	7.5	16.1	0.4	26.2
Income (loss) from discontinued operations, net of taxes	(1.0)	(0.3)	(0.3)	0.6

Net income	$6.5	$15.8	$0.1	$26.8

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31, 2008	Nine months ended March 31, 2009

	(In millions)
Operating activities:
Net income	$0.1	$26.8
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	0.3	(0.6)
Depreciation and amortization	96.8	96.0
Provision for doubtful accounts	156.2	155.4
Deferred income taxes	(3.3)	(1.0)
Amortization of loan costs	3.6	4.0
Accretion of principal on senior discount notes	14.4	16.0
Loss (gain) on disposal of assets	0.8	(2.1)
Stock compensation	1.9	3.4
Realized loss on investments	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable	(193.6)	(174.5)
Inventories	(2.4)	(0.3)
Prepaid expenses and other current assets	(1.1)	4.9
Accounts payable	22.1	7.2
Accrued expenses	21.7	104.4
Other liabilities	5.9	6.6

Net cash provided by operating activities – continuing operations	123.4	246.8
Net cash provided by operating activities – discontinued operations	2.0	0.6

Net cash provided by operating activities	125.4	247.4

Investing activities:
Capital expenditures	(80.9)	(87.3)
Acquisitions	(0.2)	(3.7)
Purchases of short-term investments	(90.0)	–
Sales of short-term investments	60.0	–
Proceeds from asset dispositions	0.3	4.0
Other	0.4	(3.8)

Net cash used in investing activities – continuing operations	(110.4)	(90.8)
Net cash provided by investing activities – discontinued operations	2.8	–

Net cash used in investing activities	(107.6)	(90.8)

Financing activities:
Payments of long-term debt	(5.9)	(5.8)
Proceeds from stock option exercises	0.2	–
Payments to retire stock and stock options	(0.2)	(0.2)

Net cash used in financing activities	(5.9)	(6.0)

Net increase in cash and cash equivalents	11.9	150.6
Cash and cash equivalents, beginning of period	120.1	141.6

Cash and cash equivalents, end of period	$132.0	$292.2

Net cash paid for interest	$63.5	$53.1

Net cash paid for income taxes	$0.6	$4.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

Business

        Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of March 31, 2009, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,135 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $12.0 million, $13.6 million, $31.5 million and $37.1 million for the three months and nine months ended March 31, 2008 and 2009, respectively.

        The unaudited condensed consolidated financial statements as of March 31, 2009 and for the three months and nine months ended March 31, 2008 and 2009 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2009. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2008 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on September 23, 2008. The balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2008 10-K.

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

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. Vanguard considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of March 31, 2009, and the impact was not material.

        The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of March 31, 2009, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investments in auction rate securities	$24.2	$–	$–	$24.2

Liabilities:
Interest rate swap liability	$8.3	$–	$8.3	$–

        The following table provides a reconciliation of the beginning and ending balances for the nine months ended March 31, 2009 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

	Balance at July 1, 2008	Asset Reclassification	Other- than- temporary impairment	Unrealized holding loss	Balance at March 31, 2009

Marketable securities	$26.3	$(25.7)	$(0.6)	$–	$–
Investments in auction rate securities	–	25.7	–	(1.5)	24.2

Total Level 3 inputs	$26.3	$–	$(0.6)	$(1.5)	$24.2

        Auction Rate Securities

        At March 31, 2009, Vanguard held $24.2 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying condensed consolidated balance sheet. These ARS are accounted for as long-term available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The par value of the ARS was $26.3 million at March 31, 2009. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $24.2 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in SFAS 157, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard has the intent and ability to hold these ARS until liquidity returns to the market and their fair value recovers to par value.

        In September 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender offer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008, which is included in other expenses on the accompanying condensed consolidated income statement for the nine months ended March 31, 2009. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. As a result of the failed tender, all $24.2 million of ARS are presented as long-term assets on the accompanying condensed consolidated balance sheet as of March 31, 2009. In addition, Vanguard recorded a temporary impairment of $1.5 million ($0.9 million, net of taxes) related to the ARS during the nine months ended March 31, 2009, which is included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheet as of March 31, 2009.

        Interest Rate Swap Agreement

        Vanguard enters into derivative instruments from time to time to manage the cash flows risk associated with the variable interest component of its outstanding term debt or to manage the fair value risk of its other debt instruments with fixed interest rates. Vanguard does not hold or issue derivative instruments for trading purposes and is not a party to any instrument with leverage features.

        During April 2008, Vanguard entered into an interest rate swap agreement with Bank of America, N.A. (the “counterparty”) that went into effect on June 30, 2008 for a notional $450.0 million of its outstanding term debt. Under this agreement and through March 31, 2009, Vanguard made or received net interest payments based upon the difference between the 90-day LIBOR rate and the swap fixed interest rate of 2.785%. Vanguard accounted for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and measured any ineffectiveness using the hypothetical derivative method.

        In March 2009, Vanguard and the counterparty executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. As a result of this amended swap agreement, Vanguard de-designated its existing cash flow hedge and re-designated the amended swap agreement as a hedge of the remaining interest payments associated with $450.0 million of Vanguard’s outstanding term debt. As the forecasted transactions (i.e. the future interest payments under Vanguard’s outstanding term debt) are still probable of occurring, Vanguard did not immediately recognize the accumulated other comprehensive loss balance related to the de-designated swap in earnings. Based on its assessment, Vanguard determined that this re-designated swap will be highly effective in offsetting the changes in cash flows related to the hedged risk. Upon the execution of the amended swap agreement, Vanguard measured hedge ineffectiveness by comparing the fair value of the original swap agreement to a new hypothetical derivative using the amended terms to determine if the underlying term debt has been overhedged. Vanguard determined that the hedge ineffectiveness was not significant as of March 31, 2009. Vanguard will continue this measurement process on a quarterly basis until the termination of the amended swap on March 31, 2010. The valuation of the amended interest rate swap is based upon a discounted cash flows analysis that reflects the term of the agreement and an observable market-based input, the 30-day LIBOR interest rate curve, which is observable at commonly quoted intervals for the full term of the swap. Vanguard also considered potential credit adjustment risks related to its own performance and the counterparty’s performance under the swap agreement. Management deemed the credit adjustment risks as Level 3 inputs. However, management determined that any potential credit adjustment risks were not significant and thus classified the entire interest rate swap valuation in Level 2 of the fair value hierarchy.

        The following tables provide information regarding the valuation and presentation of assets, liabilities and expenses related to this interest rate swap for the respective periods (in millions).

	June 30, 2008		March 31, 2009

Interest rate swap contract:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Gross valuation	Prepaid expenses		Other accrued
	and other current		expenses and
	assets	$4.6	current liabilities	$(8.3)

Tax effect	Prepaid expenses		Prepaid expenses
	and other current		and other current
	assets	(1.8)	assets	3.2

Net asset (liability) balance offset to
accumulated OCI		$2.8		$(5.1)

	Nine months ended March 31, 2008			Nine months ended March 31, 2009

	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) recognized on derivative- reclassified from OCI	Amount of gain (loss) recognized on derivative - reclassified from OCI	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) recognized on derivative- reclassified from OCI	Amount of gain (loss) recognized on derivative - reclassified from OCI

Interest rate swap contract, net of taxes	$–	n/a	$–	$(5.1)	Interest, net	$0.3

        The $5.1 million balance included in accumulated other comprehensive income (loss), net of taxes, is expected to be reclassified to net interest during the next twelve months since the interest rate swap expires on March 31, 2010.

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

        Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of March 31, 2009, the 2004 Option Plan, as amended, allows for the issuance of up to 105,611 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Option Plan. As of March 31, 2009, 97,006 options were outstanding under the 2004 Option Plan. Vanguard recognized salaries and benefits expense related to the 2004 Option Plan of $0.9 million, $1.2 million, $1.9 million and $3.4 million during the three months and the nine months ended March 31, 2008 and 2009, respectively.

4.     INTANGIBLE ASSETS

        The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2008 and March 31, 2009 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2008	March 31, 2009	June 30, 2008	March 31, 2009

Amortized intangible assets:
Deferred loan costs	$43.8	$43.8	$16.1	$20.1
Contracts	31.4	31.4	11.8	14.1
Physician income and other guarantees	22.2	27.0	12.1	16.6
Other	1.3	4.0	0.5	0.9

Subtotal	98.7	106.2	40.5	51.7
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$101.9	$109.4	$40.5	$51.7

        Amortization expense for contracts and other intangible assets during the nine months ended March 31, 2008 and 2009 was $2.5 million and $2.7 million, respectively. Amortization of deferred loan costs of $3.6 million and $4.0 million during the nine months ended March 31, 2008 and 2009, respectively, is included in net interest. Amortization of physician income and other guarantees of $6.1 million and $4.5 million during the nine months ended March 31, 2008 and 2009, respectively, is included in purchased services or other operating expenses.

5.     IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

        Vanguard completed its annual goodwill impairment test required by SFAS 142 during the fourth quarter of fiscal 2008 noting no impairment. However, Vanguard’s Chicago market, with goodwill of approximately $43.0 million as of March 31, 2009, will require continual monitoring during fiscal year 2009 due to the sensitivity of the projected operating results of this reporting unit to the goodwill impairment analysis. If actual future cash flows become less favorable than those projected by management, an impairment charge may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

6.     FINANCING ARRANGEMENTS

        A summary of Vanguard’s long-term debt at June 30, 2008 and March 31, 2009 follows (in millions).

	June 30, 2008	March 31, 2009

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	188.4	204.5
Term loans payable under credit facility	774.1	768.3

	1,537.5	1,547.8
Less: current maturities	(8.0)	(8.0)

	$1,529.5	$1,539.8

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

        On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”).  In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of March 31, 2009, $768.3 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of outstanding letters of credit, was $219.8 million as of March 31, 2009.

        The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. As discussed in Note 2, $450.0 million of the term loan facility borrowings are subject to a fixed interest rate of 4.8275% per annum under the terms of an interest rate swap agreement that expires on March 31, 2010. The interest rate applicable to the unhedged portion of Vanguard’s term loan facility borrowings was approximately 2.8% as of March 31, 2009. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.0% per annum or a base rate plus 1.0% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. Vanguard makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2005 term loan facility and will continue to make such payments until maturity of the term debt.

        Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants and capital expenditure restrictions as of March 31, 2009. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

7.     INCOME TAXES

        Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Nine months ended

	March 31, 2008	March 31, 2009
Current:
Federal	$1.5	$12.8
State	1.8	1.7

Total current	3.3	14.5

Deferred:
Federal	(1.4)	1.8
State	(4.5)	(2.4)

	(5.9)	(0.6)
Change in valuation allowance	2.6	(0.4)

Total income tax expense	$–	$13.5

        The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Nine months ended

	March 31, 2008	March 31, 2009

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	(814.1)%	(3.5)%
Nondeductible expenses and other	117.9%	3.5%
Change in valuation allowance	651.7%	(1.0)%

Effective income tax rate	(9.5)%	34.0%

        Net non-current deferred tax assets of $42.4 million and $36.5 million are included in other assets on the accompanying condensed consolidated balance sheets as of June 30, 2008 and March 31, 2009, respectively.  Net current deferred tax assets of $24.5 million and $37.3 million are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets as of June 30, 2008 and March 31, 2009, respectively.

        As of March 31, 2009, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $1.4 million and $534.0 million, respectively. The significant decrease in the federal income tax NOL carryforward from $107.0 million as of June 30, 2008 to $1.4 million as of March 31, 2009 is primarily due to certain interest deductions that Vanguard determined will not be deductible until paid. As a result of Vanguard’s utilization of significantly all of its federal NOLs during the nine months ended March 31, 2009, Vanguard reclassified approximately $2.5 million of tax reserves from an offset to deferred taxes to the FIN 48 liability during the period. The remaining federal and state NOL carryforwards expire from 2022 to 2027 and 2009 to 2020, respectively.

        Vanguard’s U.S. federal income tax returns for tax years 2005 and subsequent years remain subject to examination by the Internal Revenue Service.

8.     COMPREHENSIVE INCOME

        The components of comprehensive income, net of taxes, for the three months and nine months ended March 31, 2009 are as follows (in millions).

	Three months ended March 31, 2009	Nine months ended March 31, 2009

Net income	$15.8	$26.8
Change in fair value of interest rate swap	0.2	(7.9)
Change in unrealized holding losses on auction rate securities	–	(0.9)

Comprehensive income	$16.0	$18.0

        The components of accumulated other comprehensive income (loss), net of taxes, as of June 30, 2008 and March 31, 2009 are as follows (in millions).

	June 30, 2008	March 31, 2009

Fair value of interest rate swap	$2.8	$(5.1)
Unrealized holding loss on investments in auction rate securities	–	(0.9)

Accumulated other comprehensive income (loss)	$2.8	$(6.0)

9.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity historically utilized to value an asset or liability has significantly decreased and for identifying circumstances indicating the lack of an orderly transaction. Under these circumstances, FSP 157-4 generally provides for greater weight to be placed on other fair value methodologies and less weight to the price quote. FSP 157-4 is effective for Vanguard’s quarter ending June 30, 2009. Vanguard does not expect FSP 157-4 to significantly impact its financial position, results of operations or cash flows.

        In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1” and “APB 28-1”). FSP SFAS No. 107-1, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires publicly-traded companies, as defined in APB Opinion No. 28, Interim Financial Reporting, to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS No. 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. Vanguard plans to adopt FSP SFAS No. 107-1 and APB 28-1 and provide any additional disclosure requirements in its June 30, 2009 consolidated financial statements.

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

        The following table provides unaudited condensed financial information by business segment for the three month and nine month periods ended March 31, 2008 and 2009, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended March 31, 2008				Three months ended March 31, 2009

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$616.2	$–	$(8.3)	$607.9	$683.8	$–	$(7.7)	$676.1
Premium revenues	–	117.7	–	117.7	–	181.9	–	181.9

Total revenues	616.2	117.7	(8.3)	725.6	683.8	181.9	(7.7)	858.0

Salaries and benefits (excludes stock compensation)	292.9	4.1	–	297.0	319.0	8.2	–	327.2
Supplies	113.1	(0.2)	–	112.9	115.3	–	–	115.3
Medical claims expense (1)	–	93.2	(8.3)	84.9	–	150.7	(7.7)	143.0
Provision for doubtful accounts	53.1	–	–	53.1	52.5	–	–	52.5
Other operating expenses - external	95.5	7.1	–	102.6	124.3	9.5	–	133.8

Total operating expenses	554.6	104.2	(8.3)	650.5	611.1	168.4	(7.7)	771.8

Segment EBITDA (2)	61.6	13.5	–	75.1	72.7	13.5	–	86.2

Less:
Interest, net	30.2	(0.8)	–	29.4	26.9	0.3	–	27.2
Depreciation and amortization	30.6	1.0	–	31.6	30.6	1.0	–	31.6
Minority interests	0.6	–	–	0.6	0.7	–	–	0.7
Equity method income	(0.3)	–	–	(0.3)	(0.1)	–	–	(0.1)
Stock compensation	0.9	–	–	0.9	1.2	–	–	1.2
Loss on disposal of assets	0.6	–	–	0.6	–	–	–	–
Monitoring fees and expenses	1.3	–	–	1.3	1.3	–	–	1.3

Income (loss) from continuing operations before income taxes	$(2.3)	$13.3	$–	$11.0	$12.1	$12.2	$–	$24.3

	Nine months ended March 31, 2008				Nine months ended March 31, 2009

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$1,763.9	$–	$(23.5)	$1,740.4	$1,913.8	$–	$(25.0)	$1,888.8
Premium revenues	–	333.7	–	333.7	–	480.8	–	480.8

Total revenues	1,763.9	333.7	(23.5)	2,074.1	1,913.8	480.8	(25.0)	2,369.6

Salaries and benefits (excludes stock compensation)	837.9	11.8	–	849.7	897.6	22.7	–	920.3
Supplies	323.1	0.1	–	323.2	339.7	0.2	–	339.9
Medical claims expense (1)	–	266.4	(23.5)	242.9	–	395.7	(25.0)	370.7
Provision for doubtful accounts	156.2	–	–	156.2	155.4	–	–	155.4
Other operating expenses - external	280.0	22.0	–	302.0	328.6	26.8	–	355.4

Total operating expenses	1,597.2	300.3	(23.5)	1,874.0	1,721.3	445.4	(25.0)	2,141.7

Segment EBITDA (2)	166.7	33.4	–	200.1	192.5	35.4	–	227.9

Less:
Interest, net	97.4	(4.0)	–	93.4	85.3	(0.8)	–	84.5
Depreciation and amortization	93.6	3.2	–	96.8	93.0	3.0	–	96.0
Minority interests	2.3	–	–	2.3	2.3	–	–	2.3
Equity method income	(0.5)	–	–	(0.5)	(0.4)	–	–	(0.4)
Stock compensation	1.9	–	–	1.9	3.4	–	–	3.4
Loss (gain) on disposal of assets	0.8	–	–	0.8	(2.1)	–	–	(2.1)
Realized holding loss on investments	–	–	–	–	0.6	–	–	0.6
Monitoring fees and expenses	5.0	–	–	5.0	3.9	–	–	3.9

Income (loss) from continuing operations before income taxes	$(33.8)	$34.2	$–	$0.4	$6.5	$33.2	$–	$39.7

Capital expenditures	$80.7	$0.2	$–	$80.9	$85.7	$1.6	$–	$87.3

Segment assets	$2,378.4	$198.6	$–	$2,577.0	$2,586.5	$156.5	$–	$2,743.0

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

11.  COMMITMENTS AND CONTINGENCIES

        Management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made. In management’s opinion, based on current available information, these commitments described below will not have a material effect on Vanguard’s results of operations or financial position, but the capital commitments could have an effect on the timing of Vanguard’s cash flows, including its need to borrow available amounts under its revolving credit facility.

Capital Expenditure Commitments

        Vanguard currently has multiple capital projects underway including significant advanced clinical system upgrades.  As of March 31, 2009, Vanguardestimated its remaining commitments to complete capital projects in process to be approximately $34.2 million.

Professional and General Liability Insurance

        Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its risks at a $10.0 million retention level. For claims incurred subsequent to May 31, 2006, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard’s captive subsidiary maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of Vanguard’s hospitals in the amount of approximately $14.9 million, which exceeded Vanguard’s captive subsidiary’s $10.0 million self insured limit. Based upon this verdict, Vanguard increased its professional and general liability reserve in the quarter ended March 31, 2009, by the excess of the verdict amount over its previously established case reserve estimate and recorded a receivable from its captive subsidiary’s third party excess carrier for that portion exceeding $10.0 million. Vanguard then reduced this receivable by the additional premium due to the excess carrier under Vanguard’s retrospectively rated insurance policy for that particular policy year. These developments resulted in an increase to insurance expense of approximately $11.9 million during the quarter ended March 31, 2009. Vanguard currently expects to appeal this verdict since most of the verdict represented non-economic damages like pain and suffering, but can not predict whether or not the verdict will be reduced upon any appeal at this time.

Patient Service Revenues

        Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income from continuing operations before income taxes by $2.0 million and $1.6 million for the three months ended March 31, 2008 and 2009, and $6.8 million and $5.4 million for the nine months ended March 31, 2008 and 2009, respectively. Vanguard recorded $23.6 million, $21.9 million, $62.2 million and $70.3 million of charity care deductions during the three months ended March 31, 2008 and 2009 and the nine months ended March 31, 2008 and 2009, respectively.

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

Guarantees

        Physician Guarantees

        In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of March 31, 2009, Vanguard had a net intangible asset of $9.9 million and a remaining liability of $3.8 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees under FSP 45-3 as of March 31, 2009 was approximately $6.8 million.

        Other Guarantees

        As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of March 31, 2009, Vanguard maintained this performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.  These surety bonds expire on September 30, 2009.

12.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
        NON-GUARANTOR SUBSIDIARIES

        Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2008 and March 31, 2009 and for the three months and the nine months ended March 31, 2008 and 2009 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$257.8	$34.4	$–	$292.2
Restricted cash	–	–	–	0.3	1.7	–	2.0
Accounts receivable, net	–	–	–	288.1	31.8	–	319.9
Inventories	–	–	–	45.5	4.0	–	49.5
Prepaid expenses and other current assets	3.1	–	–	69.2	19.2	(1.5)	90.0

Total current assets	3.1	–	–	660.9	91.1	(1.5)	753.6

Property, plant and equipment, net	–	–	–	1,102.8	56.8	–	1,159.6
Goodwill	–	–	–	608.1	83.6	–	691.7
Intangible assets, net	–	20.8	3.0	14.3	19.6	–	57.7
Investments in consolidated subsidiaries	608.8	–	–	–	16.7	(625.5)	–
Other assets	–	–	–	55.5	24.9	–	80.4

Total assets	$611.9	$20.8	$3.0	$2,441.6	$292.7	$(627.0)	$2,743.0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$–	$–	$–	$147.3	$22.8	$–	$170.1
Accrued expenses and other current liabilities	–	34.4	–	179.9	112.0	–	326.3
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	42.4	–	327.0	135.0	–	504.4

Other liabilities	–	–	–	87.6	26.0	(0.7)	112.9
Long-term debt, less current maturities	–	1,335.4	204.4	–	–	–	1,539.8
Intercompany	26.0	(847.7)	(120.8)	1,397.6	(184.7)	(270.4)	–
Stockholders’ equity (deficit)	585.9	(509.3)	(80.6)	629.4	316.4	(355.9)	585.9

Total liabilities and stockholders’ equity (deficit)	$611.9	$20.8	$3.0	$2,441.6	$292.7	$(627.0)	$2,743.0

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$639.0	$42.6	$(5.5)	$676.1
Premium revenues	–	–	–	15.2	166.8	(0.1)	181.9

Total revenues	–	–	–	654.2	209.4	(5.6)	858.0

Salaries and benefits	1.2	–	–	303.6	23.6	–	328.4
Supplies	–	–	–	106.7	8.6	–	115.3
Medical claims expense	–	–	–	8.9	139.6	(5.5)	143.0
Purchased services	–	–	–	39.4	3.9	–	43.3
Provision for doubtful accounts	–	–	–	49.9	2.6	–	52.5
Other operating expenses	0.1	–	–	70.1	9.4	(0.1)	79.5
Rents and leases	–	–	–	9.2	1.8	–	11.0
Depreciation and amortization	–	–	–	28.2	3.4	–	31.6
Interest, net	–	22.4	5.5	(1.7)	1.0	–	27.2
Management fees	–	–	–	(3.5)	3.5	–	–
Other	–	–	–	2.5	(0.6)	–	1.9

Total costs and expenses	1.3	22.4	5.5	613.3	196.8	(5.6)	833.7

Income (loss) from continuing operations before income taxes	(1.3)	(22.4)	(5.5)	40.9	12.6	–	24.3
Income tax expense (benefit)	8.2	–	–	–	3.5	(3.5)	8.2
Equity in earnings of subsidiaries	25.3	–	–	–	–	(25.3)	–

Income (loss) from continuing operations	15.8	(22.4)	(5.5)	40.9	9.1	(21.8)	16.1
Discontinued operations, net of taxes	–	–	–	(0.2)	(0.1)	–	(0.3)

Net income (loss)	$15.8	$(22.4)	$(5.5)	$40.7	$9.0	$(21.8)	$15.8

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,782.4	$123.6	$(17.2)	$1,888.8
Premium revenues	–	–	–	45.4	435.6	(0.2)	480.8

Total revenues	–	–	–	1,827.8	559.2	(17.4)	2,369.6

Salaries and benefits	3.4	–	–	852.7	67.6	–	923.7
Supplies	–	–	–	315.5	24.4	–	339.9
Medical claims expense	–	–	–	26.2	361.7	(17.2)	370.7
Purchased services	–	–	–	114.0	11.0	–	125.0
Provision for doubtful accounts	–	–	–	147.8	7.6	–	155.4
Other operating expenses	0.2	–	–	170.4	27.5	(0.2)	197.9
Rents and leases	–	–	–	27.4	5.1	–	32.5
Depreciation and amortization	–	–	–	85.4	10.6	–	96.0
Interest, net	–	71.5	16.2	(4.6)	1.4	–	84.5
Management fees	–	–	–	(10.5)	10.5	–	–
Other	–	–	–	4.3	–	–	4.3

Total costs and expenses	3.6	71.5	16.2	1,728.6	527.4	(17.4)	2,329.9

Income (loss) from continuing operations before income taxes	(3.6)	(71.5)	(16.2)	99.2	31.8	–	39.7
Income tax expense (benefit)	13.5	–	–	–	(10.2)	10.2	13.5
Equity in earnings of subsidiaries	43.9	–	–	–	–	(43.9)	–

Income (loss) from continuing operations	26.8	(71.5)	(16.2)	99.2	21.6	(33.7)	26.2
Discontinued operations, net of taxes	–	–	–	0.3	0.3	–	0.6

Net income (loss)	$26.8	$(71.5)	$(16.2)	$99.5	$21.9	$(33.7)	$26.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$0.1	$(85.4)	$(14.5)	$75.8	$25.3	$(1.2)	$0.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	–	–	–	(3.0)	3.3	–	0.3
Depreciation and amortization	–	–	–	86.2	10.6	–	96.8
Provision for doubtful accounts	–	–	–	150.1	6.1	–	156.2
Deferred income taxes	(3.3)	–	–	–	–	–	(3.3)
Amortization of loan costs	–	3.5	0.1	–	–	–	3.6
Accretion of principal on senior discount notes	–	–	14.4	–	–	–	14.4
Loss (gain) on sale of assets	–	–	–	1.6	(0.8)	–	0.8
Stock compensation	1.9	–	–	–	–	–	1.9
Changes in operating assets and liabilities, net of effects of dispositions:
Equity in earnings of subsidiaries	(2.2)	–	–	–	–	2.2	–
Accounts receivable	–	–	–	(184.4)	(9.2)	–	(193.6)
Inventories	–	–	–	(2.3)	(0.1)	–	(2.4)
Prepaid expenses and other current assets	(4.4)	–	–	(2.0)	5.3	–	(1.1)
Accounts payable	–	–	–	20.8	1.3	–	22.1
Accrued expenses and other liabilities	7.9	12.7	–	31.4	(23.4)	(1.0)	27.6

Net cash provided by (used in) operating activities - continuing operations	–	(69.2)	–	174.2	18.4	–	123.4
Net cash provided by operating activities - discontinued operations	–	–	–	1.8	0.2	–	2.0

Net cash provided by (used in) operating activities	–	(69.2)	–	176.0	18.6	–	125.4

Investing activities:
Capital expenditures	–	–	–	(76.9)	(4.0)	–	(80.9)
Acquisitions	–	–	–	(0.2)	–	–	(0.2)
Purchase of investments in auction rate securities	–	–	–	–	(90.0)	–	(90.0)
Sales of investments in auction rate securities	–	–	–	–	60.0	–	60.0
Other	–	–	–	(0.4)	1.1	–	0.7

Net cash used in investing activities - continuing operations	–	–	–	(77.5)	(32.9)	–	(110.4)
Net cash provided by investing activities - discontinued operations	–	–	–	2.8	–	–	2.8

Net cash used in investing activities	–	–	–	(74.7)	(32.9)	–	(107.6)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2008
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(5.9)	$–	$–	$–	$–	$(5.9)
Payments to retire stock and stock options	–	–	–	(0.2)	–	–	(0.2)
Proceeds from stock option exercises	–	–	–	0.2	–	–	0.2
Cash provided by (used in) intercompany activity	–	75.1	–	(58.5)	(16.6)	–	–

Net cash provided by (used in) financing activities	–	69.2	–	(58.5)	(16.6)	–	(5.9)

Net increase (decrease) in cash and cash equivalents	–	–	–	42.8	(30.9)	–	11.9
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1

Cash and cash equivalents, end of period	$–	$–	$–	$54.5	$77.5	$–	$132.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$26.8	$(71.5)	$(16.2)	$99.5	$21.9	$(33.7)	$26.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Income from discontinued
operations, net of taxes	–	–	–	(0.3)	(0.3)	–	(0.6)
Depreciation and amortization	–	–	–	85.4	10.6	–	96.0
Provision for doubtful accounts	–	–	–	147.8	7.6	–	155.4
Deferred income taxes	(1.0)	–	–	–	–	–	(1.0)
Amortization of loan costs	–	3.8	0.2	–	–	–	4.0
Accretion of principal on senior discount
notes	–	–	16.0	–	–	–	16.0
Gain on sale of assets	–	–	–	(2.1)	–	–	(2.1)
Stock compensation	3.4	–	–	–	–	–	3.4
Realized loss on investments	–	–	–	–	0.6	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(43.9)	–	–	–	–	43.9	–
Accounts receivable	–	–	–	(160.5)	(14.0)	–	(174.5)
Inventories	–	–	–	(0.3)	–	–	(0.3)
Prepaid expenses and other current assets	–	–	–	3.8	1.1	–	4.9
Accounts payable	–	–	–	2.3	4.9	–	7.2
Accrued expenses and other liabilities	14.7	21.2	–	60.0	25.3	(10.2)	111.0

Net cash provided by (used in) operating activities - continuing operations	–	(46.5)	–	235.6	57.7	–	246.8
Net cash provided by operating activities - discontinued operations	–	–	–	0.3	0.3	–	0.6

Net cash provided by (used in) operating activities	–	(46.5)	–	235.9	58.0	–	247.4

Investing activities:
Capital expenditures	–	–	–	(82.7)	(4.6)	–	(87.3)
Acquisitions	–	–	–	(3.7)	–	–	(3.7)
Proceeds from asset dispositions	–	–	–	4.0	–	–	4.0
Other	–	–	–	(3.8)	–	–	(3.8)

Net cash used in investing activities	–	–	–	(86.2)	(4.6)	–	(90.8)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2009
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(5.8)	$–	$–	$–	$–	$(5.8)
Payments to retire stock and stock options	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	–	52.3	–	26.3	(78.6)	–	–

Net cash provided by (used in) financing activities	–	46.5	–	26.1	(78.6)	–	(6.0)

Net increase (decrease) in cash and cash equivalents	–	–	–	175.8	(25.2)	–	150.6
Cash and cash equivalents, beginning of period	–	–	–	82.0	59.6	–	141.6

Cash and cash equivalents, end of period	$–	$–	$–	$257.8	$34.4	$–	$292.2

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
          •  Potential federal or state reform of healthcare
          •  Future governmental investigations
          •  The availability of capital to fund our corporate growth strategy
          •  Current and potential lawsuits or other claims asserted against us, including, without limitation, lawsuits relating to professional liability
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

Executive Overview

        As of March 31, 2009, we owned and operated 15 hospitals with a total of 4,135 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of March 31, 2009, we also owned three health plans as set forth in the following table.

Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	164,200
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	2,900
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	40,300

		207,400

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

        Pay for Performance Reimbursement

        Many payers, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2009, Medicare expanded the number of quality measures to be reported to 42 compared to 30 during federal fiscal year 2008. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  While current Medicare guidelines and contracts with most managed care payers provide for reimbursement based upon the reporting of quality measures, we believe it is only a matter of time until all significant payers utilize the quality measures themselves to determine reimbursement rates for hospital services. In order to meet these requirements, we must continue to invest in and to upgrade our information technology systems to monitor our performance indicators and to make improvements to our quality of care programs to achieve clinical quality excellence.

        Physician Integration

        Our ability to attract skilled physicians to our hospitals is critical to our success. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To achieve our recruitment goals, we have recruited approximately 100 physicians to the communities served by our hospitals during the nine months ended March 31, 2009 through employment agreements, relocation agreements or physician practice acquisition and expect to recruit an additional 30 during the remainder of our fiscal year. We have invested heavily in the infrastructure necessary to coordinate our physician recruitment strategies and manage our physician operations. The costs associated with recruiting, integrating and managing such a large number of new physicians will have a negative impact on our operating results and cash flows during our fiscal year ending June 30, 2009. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term.

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

        The following table sets forth the percentages of net patient revenues by payer for the quarters and nine months ended March 31, 2008 and 2009.

	Quarter ended March 31,		Nine months ended March 31,

	2008	2009	2008	2009

Medicare	26.5%	24.7%	26.1%	25.4%
Medicaid	6.6%	9.0%	7.7%	7.9%
Managed Medicare	14.7%	14.0%	14.0%	13.9%
Managed Medicaid	7.4%	8.2%	7.5%	8.8%
Managed care	35.5%	35.6%	34.9%	35.1%
Self pay	8.3%	7.8%	8.7%	8.0%
Other	1.0%	0.7%	1.1%	0.9%

Total	100.0%	100.0%	100.0%	100.0%

        Volumes by Payer

        During the quarter and nine months ended March 31, 2009, we experienced a 2.8% and 0.5% decrease, respectively, in discharges compared to the prior year periods. During the quarter and nine months ended March 31, 2009, we experienced a 1.5% and 1.8% increase, respectively, in hospital adjusted discharges compared to the prior year periods. The following table provides details of discharges by payer for the quarters and nine months ended March 31, 2008 and 2009.

	Quarter ended March 31,				Nine months ended March 31,

	2008		2009		2008		2009

Medicare	12,619	28.8%	11,811	27.7%	35,160	27.7%	34,442	27.2%
Medicaid	4,976	11.3%	4,274	10.0%	15,295	12.0%	13,038	10.3%
Managed Medicare	7,131	16.3%	7,168	16.8%	19,378	15.2%	20,082	15.9%
Managed Medicaid	4,818	11.0%	5,725	13.5%	15,025	11.8%	17,285	13.7%
Managed care	12,667	28.9%	12,171	28.6%	37,446	29.4%	37,270	29.5%
Self pay	1,505	3.4%	1,322	3.1%	4,390	3.5%	3,957	3.1%
Other	122	0.3%	124	0.3%	477	0.4%	406	0.3%

Total	43,838	100.0%	42,595	100.0%	127,171	100.0%	126,480	100.0%

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

        Payer Reimbursement Trends

        In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted hospital discharge was $8,080 and $8,634 for the nine months ended March 31, 2008 and 2009, respectively. This increase reflects improved reimbursement for services provided under negotiated managed care contracts and increased revenues earned from the Texas upper payment limit (“UPL”) program and the Illinois provider tax assessment (“PTA”) program further described below. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

        During fiscal 2007 we were approved to receive payments under the Bexar County, Texas UPL Medicaid program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. CMS began reviewing the operations of this private hospital UPL program after the State of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid UPL payment programs. In October 2007, the State of Texas halted all funding of its private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments to the State of Texas. In August 2008, CMS completed its review and the state lifted its moratorium on payments under this UPL program. Payments received under the Texas UPL program increased income before taxes by $0.2 million and $14.8 million during the nine months ended March 31, 2008 and 2009, respectively.

        During our third fiscal quarter, the federal government approved federal matching funds for the Illinois PTA program. This program enables the state of Illinois to increase funding for its state Medicaid plan. Hospitals providing services to Medicaid enrollees receive funds directly from the state and then repay a portion of these proceeds to the state in the form of a provider tax assessment. We received $18.7 million of cash from this program during the quarter ended March 31, 2009, all of which increased revenues and $10.1 million of which was subsequently repaid to the state and is included in non-income taxes in our income statement for the quarter ended March 31, 2009.

        Premium Revenues

        We recognize premium revenues from our three health plans, PHP, AAHP and MHP. PHP’s membership increased to approximately 164,200 at March 31, 2009 compared to approximately 102,100 at March 31, 2008 primarily due to a new contract with Arizona Health Care Cost Containment System (“AHCCCS”) that went into effect on October 1, 2008 as discussed below. Premium revenues from these three plans increased $64.2 million or 54.5% and $147.1 million or 44.1%, respectively, during the quarters and nine months ended March 31, 2009 compared to the prior year periods.

        In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract covers the three counties covered under the previous contract (Gila, Maricopa and Pinal) plus an additional six Arizona counties: Apache, Coconino, Mohave, Navajo, Pima and Yavapai. We experienced a significant increase in PHP membership and premium revenues during our second and third fiscal quarters as a result of this new contract. The new contract utilizes a national episodic/diagnostic risk adjustment factor for non-reconciled enrollee risk groups expected to be implemented by June 30, 2009 but applied retroactively to October 1, 2008 that was not part of our previous AHCCCS contract. While our financial statements include an estimated reserve for the impact of this new reimbursement model, we can not be certain that our estimates are substantially correct until AHCCCS provides the specific payment methodology and the final risk-based factors to apply to this model. Given the State of Arizona’s current budget shortfall and continued concerns about economic indicators in 2009, AHCCCS could cut reimbursement rates, reduce enrollment, defer capitation payments or take other steps to reduce program expenditures including cancelling PHP’s contract.  Any of these actions could materially adversely impact our future results of operations, financial position or cash flows.

General Trends

        The following paragraphs discuss recent trends that we believe are significant factors in our current and/or future operating results and cash flows.

        Accounts Receivable Collection Risks Leading to Increased Bad Debts

        Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including self-pay after primary), and collecting these receivables is difficult and may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payer class mix as of June 30, 2008 and March 31, 2009.

June 30, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.3%	0.6%	0.4%	16.3%
Medicaid	8.0%	2.2%	1.3%	11.5%
Managed Medicare	8.5%	0.6%	0.5%	9.6%
Managed Medicaid	5.6%	0.4%	0.3%	6.3%
Managed Care	25.8%	2.6%	1.9%	30.3%
Self-Pay(1)	9.3%	7.6%	1.1%	18.0%
Self-Pay after primary(2)	1.9%	2.6%	1.0%	5.5%
Other	1.6%	0.5%	0.4%	2.5%

Total	76.0%	17.1%	6.9%	100.0%

March 31, 2009	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.8%	0.3%	0.3%	16.4%
Medicaid	7.4%	2.1%	2.0%	11.5%
Managed Medicare	10.5%	0.4%	0.3%	11.2%
Managed Medicaid	6.5%	0.5%	0.4%	7.4%
Managed Care	25.9%	2.2%	1.5%	29.6%
Self-Pay(1)	8.8%	6.8%	0.7%	16.3%
Self-Pay after primary(2)	1.9%	2.0%	0.9%	4.8%
Other	1.7%	0.6%	0.5%	2.8%

Total	78.5%	14.9%	6.6%	100.0%

____________________
(1)  Includes uninsured patient accounts only.
(2)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

        Our combined allowance for doubtful accounts and allowance for charity care covered 96.3% and 98.2% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2008 and March 31, 2009, respectively.

        The volume of self-pay accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. Our upfront cash collections increased 13.0% during the nine months ended March 31, 2009 compared to the prior year period. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry during the foreseeable future.

        Charity Care and Self-Pay Discount Programs

        We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We deducted $23.6 million, $21.9 million, $62.2 million and $70.3 million of charity care from total revenues during the quarters and nine months ended March 31, 2008 and 2009, respectively. Healthcare services provided to undocumented aliens that qualify for border funding reimbursement under the Medicare program, net of payments received, represented $8.8 million, $7.0 million, $20.7 million and $23.0 million of the charity care deductions during the quarters and nine months ended March 31, 2008 and 2009, respectively. Payments received for border funding claims were $0.9 million, $1.2 million, $2.7 million and $3.4 million during the quarters and nine months ended March 31, 2008 and 2009, respectively. Border funding qualification is scheduled to end after June 30, 2009.

        Governmental and Managed Care Payer Reimbursement

        Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current economic recession has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers, since raising taxes is not a popular option during recessionary cycles. Further, the tightened credit markets have complicated the states’ efforts to issue additional bonds to raise cash. During the nine months ended March 31, 2009, Medicaid and managed Medicaid programs accounted for approximately 15% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the nine months ended March 31, 2009, we recognized approximately 35% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.

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

•	Revenues and revenue deductions
•	Allowance for doubtful accounts and provision for doubtful accounts
•	Insurance reserves
•	Health plan medical claims reserves
•	Income taxes
•	Long-lived assets and goodwill

        There have been no changes in the nature or application of our critical accounting policies during the nine months ended March 31, 2009 when compared to those described in our 10-K for the fiscal year ended June 30, 2008.

Selected Operating Statistics

        The following table sets forth certain operating statistics for each of the periods presented.

	Quarter ended March 31,		Nine months ended March 31,

	2008	2009	2008	2009

Number of hospitals at end of period	15	15	15	15
Number of licensed beds at end of period	4,140	4,135	4,140	4,135
Discharges (a)	43,838	42,595	127,171	126,480
Total adjusted discharges (b)	72,094	73,221	212,688	216,489
Adjusted discharges - hospitals (a)	68,467	69,460	201,844	205,510
Net revenue per total adjusted discharge (c)	$8,262	$9,054	$8,020	$8,544
Net revenue per adjusted discharge - hospitals (a)	$8,317	$8,997	$8,080	$8,634
Patient days (a)	195,317	182,872	553,662	536,930
Average length of stay (days) (a)	4.46	4.29	4.35	4.25
Inpatient surgeries	9,366	9,578	27,767	28,440
Outpatient surgeries (a)	18,321	18,931	54,535	56,857
Emergency room visits (a)	153,186	156,940	443,407	446,793
Occupancy rate (a)	51.8%	49.1%	48.6%	47.4%
Average daily census (a)	2,146.0	2,032.0	2,013.0	1,960.0
Health plan member lives (a)	149,000	207,400	149,000	207,400
Medical claims percentage (a)	72.1%	78.6%	72.8%	77.1%

____________________
(a)

The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2008 10-K.

(b)

Total adjusted discharges is used by management and certain investors as a general measure of combined inpatient and outpatient volumes. Total adjusted discharges is computed by multiplying discharges by the sum of gross consolidated inpatient and outpatient revenues and then dividing the result by gross consolidated inpatient revenues.

(c)

Net revenue per total adjusted discharge is calculated by dividing consolidated net patient revenues by total adjusted discharges and measures the average net payment expected to be received for patient services provided.

Results of Operations

        The following tables present summaries of our unaudited operating results for the quarters and nine months ended March 31, 2008 and 2009.

	Quarter ended March 31,

	2008		2009

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$607.9	83.8%	$676.1	78.8%
Premium revenues	117.7	16.2%	181.9	21.2%

Total revenues	725.6	100.0%	858.0	100.0%

Salaries and benefits (includes stock compensation of $0.9 and $1.2, respectively)	297.9	41.1%	328.4	38.3%
Supplies	112.9	15.6%	115.3	13.4%
Medical claims expense	84.9	11.7%	143.0	16.7%
Provision for doubtful accounts	53.1	7.3%	52.5	6.1%
Other operating expenses	102.6	14.1%	133.8	15.6%
Depreciation and amortization	31.6	4.3%	31.6	3.7%
Interest, net	29.4	4.1%	27.2	3.2%
Minority interests and other expenses	2.2	0.3%	1.9	0.2%

Income from continuing operations before income taxes	11.0	1.5%	24.3	2.8%
Income tax expense	3.5	0.5%	8.2	0.9%

Income from continuing operations	7.5	1.0%	16.1	1.9%
Loss from discontinued operations, net of taxes	(1.0)	(0.1)%	(0.3)	(0.1)%

Net income	$6.5	0.9%	$15.8	1.8%

	Nine months ended March 31,

	2008		2009

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,740.4	83.9%	$1,888.8	79.7%
Premium revenues	333.7	16.1%	480.8	20.3%

Total revenues	2,074.1	100.0%	2,369.6	100.0%

Salaries and benefits (includes stock compensation of $1.9 and $3.4, respectively)	851.6	41.0%	923.7	39.0%
Supplies	323.2	15.6%	339.9	14.3%
Medical claims expense	242.9	11.7%	370.7	15.6%
Provision for doubtful accounts	156.2	7.5%	155.4	6.6%
Other operating expenses	302.0	14.6%	355.4	15.0%
Depreciation and amortization	96.8	4.7%	96.0	4.0%
Interest, net	93.4	4.5%	84.5	3.6%
Minority interests and other expenses	7.6	0.4%	4.3	0.2%

Income from continuing operations before income taxes	0.4	0.0%	39.7	1.7%
Income tax expense	–	0.0%	13.5	0.6%

Income from continuing operations	0.4	0.0%	26.2	1.1%
Income (loss) from discontinued operations, net of taxes	(0.3)	0.0%	0.6	0.0%

Net income	$0.1	0.0%	$26.8	1.1%

Quarter ended March 31, 2009 compared to Quarter ended March 31, 2008

        Revenues.  Total revenues increased $132.4 million or 18.2% during the quarter ended March 31, 2009 compared to the prior year quarter primarily due to higher premium revenues resulting from significant enrollment growth at PHP, higher acuity of services provided and improved reimbursement for services provided. Net revenue per adjusted hospital discharge increased 8.2% quarter over quarter. Approximately 4.1% of this increase was attributable to the combined impact of the $4.7 million increase in Texas UPL revenues during the current year quarter compared to the prior year quarter and $18.7 million of Illinois PTA program payments received during the current year quarter that were not received in the prior year quarter. Hospital adjusted discharges, inpatient surgeries and outpatient surgeries increased 1.5%, 2.3% and 3.3%, respectively, during the current year quarter compared to the prior year quarter. The higher acuity of services we provided resulted in higher revenues per adjusted hospital discharge during the current year quarter compared to the prior year quarter. Discharges decreased by 2.8% during the current year quarter compared to the prior year quarter reflecting the continued migration from inpatient services to outpatient services and weakened economic conditions. Multiple factors continue to challenge our growth opportunities. These factors include competition from other hospitals in recruiting and retaining quality physicians, pressures on elective procedure volumes resulting from an increase in the number of uninsured patients or those insured patients with higher coinsurance and deductible limits and weakened economic conditions, among others. As the populations in the markets we serve grow older, we believe that our quality initiatives will improve our competitive position in those markets. However, these growth opportunities may be more long-term in nature and may not overcome the current industry and market challenges in the short-term.

        Premium revenues increased $64.2 million or 54.5% during the current year quarter as a result of higher enrollment at PHP compared to the prior year quarter. PHP’s new contract with AHCCCS began on October 1, 2008, and average enrollment increased from 101,530 during the prior year quarter to 162,380 during the current year quarter. PHP was awarded six new counties under the new contract in addition to the three counties served under the prior AHCCCS contract.

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

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $833.7 million or 97.2% of total revenues during the current year quarter, compared to 98.5% during the prior year quarter. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 38.3% during the current year quarter from 41.1% during the prior year quarter. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower rate of salaries and benefits than acute care services, during the current year quarter compared to the prior year quarter and by the increase in Texas UPL and Illinois PTA revenues during the current year quarter compared to the prior year quarter. Salaries and benefits as a percentage of acute care segment revenues were 46.8% during the current year quarter compared to 47.7% during the prior year quarter, again positively impacted by the Texas UPL and Illinois PTA revenues growth during the current year quarter.

These ratios were adversely impacted during the current year quarter by our investments in physician services and quality initiatives. We continue to employ more physicians to support the communities our hospitals serve and have added significant corporate resources during the past year to manage and oversee the physician growth. Implementation of our quality initiatives have also resulted in additional labor costs associated with training staff to utilize new clinical quality systems and additional hospital and corporate resources to monitor and manage quality indicators. As of March 31, 2009, we had approximately 19,100 full-time and part-time employees compared to 18,100 as of March 31, 2008. Recently, we have been successful in reducing utilization of contract labor resources, although our ability to fully manage our staffing mix is limited by the nationwide nursing shortage, our commitment to quality of care initiatives and other factors.

•

Supplies.  Supplies as a percentage of total revenues decreased to 13.4% during the current year quarter compared to 15.6% during the prior year quarter. Supplies as a percentage of patient service revenues decreased to 17.1% during the current year quarter compared to 18.6% during the prior year quarter. The increase in Texas UPL and Illinois PTA revenues during the current year quarter accounts for approximately 600 basis points of this improvement. Although the acuity of our services provided increased during the current year quarter compared to the prior year quarter, we were successful in limiting the ratio of supplies to patient service revenues by further implementing certain supply chain initiatives including increased use of our group purchasing contract and pharmacy formulary management. Because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals, our ability to reduce this ratio in future periods may be limited.

•

Medical claims.  Medical claims expense as a percentage of premium revenues increased to 78.6% during the current year quarter compared to 72.1% during the prior year quarter. The new PHP contract resulted in a significant change in the mix of our AHCCCS enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties previously served by PHP. Also, the additional PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding medical claims expense. We could experience changes in this ratio during upcoming quarters as we receive more PHP historical claims payment information, especially for the new counties where service began on October 1, 2008, and receive additional information from AHCCCS regarding its implementation of the risk adjustment factor to be retroactively applied to capitation rates from October 2008 forward.

Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $7.7 million, or 5.1% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues decreased to 7.8% during the current year quarter from 8.7% during the prior year quarter. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues was 11.0% and 12.6% for the current year and prior year quarters, respectively. During the quarter ended March 31, 2009, our self-pay revenues as a percentage of net patient revenues decreased to 7.8% compared to 8.3% during the prior year quarter. We have also experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs. We utilized hindsight testing analysis, cash collections data and other metrics to conclude that our policies adequately provided for uncompensated care during the quarter ended March 31, 2009. Our combined allowance for doubtful accounts and charity care reserve as of March 31, 2009 represented 98.2% of total self-pay accounts receivable compared to 94.3% as of March 31, 2008. We expect our bad debts ratios to remain sensitive to environmental factors including deteriorating economic conditions that could result in a greater number of uninsured patients and increased difficulty for patients to pay their co-payment and deductible balances.

        Other operating expenses. Other operating expenses as a percentage of total revenues increased to 15.6% during the quarter ended March 31, 2009 compared to 14.1% during the prior year quarter. In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of our hospitals in the amount of approximately $14.9 million, which exceed our captive insurance subsidiary’s $10.0 million self-insured limit. Based upon this verdict, we recognized additional insurance expense of $11.9 million during the current year quarter representing the amount necessary to reach our captive’s self-insured limit plus additional premiums due to the third party excess coverage carrier under our retrospectively rated insurance policy with that carrier. Also, $10.1 million of other operating expenses were recorded during the current year quarter related to the portion of the Illinois PTA program cash receipts that were subsequently repaid to the state in the form of a provider tax.

        Income taxes.  Our effective tax rate was approximately 33.7% during the current year quarter compared to 31.8% during the prior year quarter.

        Net income.  Net income increased by $9.3 million quarter over quarter primarily due to improved operating results both from our acute care services and health plan segments.

Nine months ended March 31, 2009 compared to nine months ended March 31, 2008

        Revenues. Total revenues increased $295.5 million or 14.2% during the nine months ended March 31, 2009 compared to the prior year period primarily due to increased premium revenues, higher acuity services provided and improved reimbursement for services provided. Hospital adjusted discharges increased 1.8% period over period, while net revenue per adjusted hospital discharge increased 6.9% period over period. Approximately 1.5% of the increase in net revenue per adjusted hospital discharge resulted from the increase in Texas UPL and Illinois PTA revenues during the current year period compared to the prior year period. Inpatient surgeries and outpatient surgeries increased 2.4% and 4.3%, respectively, during the current year period compared to the prior year period, while emergency room visits increased 0.8% period over period.

        Premium revenues increased $147.1 million or 44.1% during the nine months ended March 31, 2009 compared to the prior year period. Average enrollment at PHP increased 41.9% during the nine months ended March 31, 2009 compared to the prior year period as a result of the new AHCCCS contract that went into effect on October 1, 2008, as previously discussed.

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $2,329.9 million or 98.3% of total revenues during the nine months ended March 31, 2009 compared to 99.9% during the prior year period. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses or those subject to the greatest level of fluctuation period over period.

•

Salaries and Benefits.  Salaries and benefits as a percentage of total revenues decreased to 39.0% during the nine months ended March 31, 2009 from 41.0% during the prior year period. The current year ratio was positively impacted by the significant increase in premium revenues, which utilize much lower salaries and benefits than acute care services, and the increase in Texas UPL and Chicago PTA revenues during the current year period compared to the prior year period, as previously discussed. Salaries and benefits as a percentage of total revenues for our acute care services segment was 47.1% during the current year period compared to 47.6% during the prior year period.

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

•

Supplies. Supplies as a percentage of total revenues decreased from 15.6% during the nine months ended March 31, 2008 to 14.3% during the nine months ended March 31, 2009. Supplies expense as a percentage of patient service revenues was 18.0% during the current year period compared to 18.6% during the prior year period. The increase in Texas UPL and Illinois PTA revenues during the current year period accounted for approximately 300 basis points of this decrease. Although our acuity of services provided increased during the current year period compared to the prior year period, we were able to limit the growth of this ratio by further implementing certain supply chain initiatives.

•

Medical Claims.  Medical claims expense as a percentage of premium revenues increased to 77.1% during the current year period compared to 72.8% during the prior year period. The new PHP contract resulted in a significant change in the mix of our AHCCCS enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties previously served by PHP. Also, the additional PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding medical claims expense. We could experience changes in this ratio during upcoming quarters as we receive more PHP historical claims payment information, especially for the new counties where service began on October 1, 2008, and receive additional information from AHCCCS regarding the implementation of the previously discussed new risk adjustment factor.

Medical claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $25.0 million, or 6.3% of gross health plan medical claims expense, were eliminated in consolidation during the current year period.

•

Provision for Doubtful Accounts.  The provision for doubtful accounts as a percentage of patient service revenues decreased to 8.2% during the nine months ended March 31, 2009 from 9.0% during the prior year period. On a combined basis, the provision for doubtful accounts and charity care deductions as a percentage of patient service revenues was 12.0% during the current year period compared to 12.5% during the prior year period. During the nine months ended March 31, 2009, our self-pay revenues as a percentage of net patient revenues decreased to 8.0% compared to 8.7% during the prior year period. We have also experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs. We utilized hindsight testing analysis, cash collections data and other metrics to conclude that our policies adequately provided for uncompensated care during the nine months ended March 31, 2009. Our combined allowance for doubtful accounts and charity care reserve as of March 31, 2009 represented 98.2% of total self-pay accounts receivable compared to 94.3% as of March 31, 2008. We expect our bad debts ratios to remain sensitive to environmental factors including deteriorating economic conditions that could result in a greater number of uninsured patients and increased difficulty for patients to pay their co-payment and deductible balances.

        Other operating expenses. Other operating expenses as a percentage of total revenues increased to 15.0% during the nine months ended March 31, 2009 compared to 14.6% during the prior year period. This increase is primarily due to the increase in insurance expense during the current year period related to the adverse professional liability judgment received in April 2009 and the tax assessment expenses repaid to the state of Illinois under the Illinois PTA program, as previously discussed.

        Income Taxes.  The effective tax rate was approximately 34.0% during the nine months ended March 31, 2009. Income taxes during the nine months ended March 31, 2008 were not significant.

        Net Income.  The $26.7 million period over period increase in net income resulted primarily from our improved operating results attributable to both the acute care services and health plans segments.

Liquidity and Capital Resources

        Operating Activities

        At March 31, 2009, we had working capital of $249.2 million, including cash and cash equivalents of $292.2 million.  Working capital at June 30, 2008 was $217.8 million. Cash provided by operating activities increased $122.0 million during the nine months ended March 31, 2009 compared to the prior year period.  The increase in operating cash flows was primarily due to improved net cash collections of accounts receivable, the impact of the significant enrollee growth at PHP on capitation payments received from AHCCCS and the timing of claims payments made for new members, the timing of claims payments related to the expansion of our self-insured employee medical plan, the increase in net payments received under the Bexar County, Texas UPL program and the Illinois PTA program and improved operating results during the nine months ended March 31, 2009 compared to the prior year period. Net accounts receivable days decreased by approximately 6 days to 47 days for the quarter ended March 31, 2009 compared to 53 days for the quarter ended March 31, 2008.

        Investing Activities

        Cash used in investing activities decreased from $107.6 million during the prior year period to $90.8 million during the current year period, primarily as a result of net $30.0 million purchases of auction rate securities during the prior year period that we continued to hold during the current year period. Capital expenditures increased $6.4 million during the current year period compared to the prior year period.

        We anticipate spending a total of $140.0 million to $160.0 million in capital expenditures during fiscal 2009 including $87.3 million that we expended through March 31, 2009. This estimated range is $10.0 million lower than our previous estimate as of December 31, 2008. Including this $87.3 million, we have approved and either expended or begun the process of expending a total of $126.4 million for capital improvements as of March 31, 2009. This total includes $48.3 million of replacement or maintenance capital and $78.1 million of combined information technology upgrades and other discretionary initiatives. The timing of completion of these projects could impact our estimate of fiscal 2009 capital expenditures. We expect to spend $13.6 million to $33.6 million in addition to this $126.4 million during the remainder of our fiscal 2009.

Moreover, we have identified approximately $17.5 million of capital projects that have not yet begun that we deem necessary to maintain our current operating infrastructure and service levels or to meet regulatory requirements. A portion of this $17.5 million is included in our projected expenditures for our fourth fiscal quarter ending June 30, 2009. We could choose to defer or cancel approximately $16.1 million of discretionary capital projects included in our fiscal year 2009 capital expenditures estimate should we need to conserve cash, avoid debt covenant violations or for other reasons. Any decision to defer or cancel such capital projects, while providing some short-term benefits, could have negative long-term implications to our operating results and cash flows.

        We expect to fund the remaining capital expenditures during fiscal 2009 with cash on hand and cash flows from operations. We also have $219.8 million available under our revolving credit facility as of March 31, 2009. We believe our current capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives and growth strategies.

        Financing Activities

        Cash flows used in financing activities were flat quarter over quarter. As of March 31, 2009, we had outstanding $1,547.8 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments until their maturity in September 2014. Through October 1, 2009, our interest expense on the 11.25% Notes consists solely of non-cash accretions of principal. Commencing April 1, 2010 through the maturity of the 11.25% Notes in September 2015, we will make semi-annual cash interest payments under the 11.25% Notes.

        Our $768.3 million outstanding term loan borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum and mature in September 2011. However, $450.0 million of our term loan borrowings are subject to a fixed interest rate under the terms of an interest rate swap agreement effective June 30, 2008 that expires March 31, 2010. We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth  of one percent. Borrowings under our $250.0 million revolving credit facility, which matures in September 2010, would currently bear interest at a rate equal to, at our option, a base rate plus 1.0% per annum or LIBOR plus 2.0% per annum. These rates are subject to increase by up to 0.50% per annum should our leverage ratio exceed certain designated levels.

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

        As of March 31, 2009, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	3.39x
Total leverage ratio limit	4.50x	3.50x
Senior leverage ratio limit	3.50x	1.55x

        For the debt covenant test period ending on March 31, 2009, the total leverage ratio limit under our senior secured credit agreement decreased to 4.50x and will remain at that level until the term debt matures in September 2011. While we are currently in compliance with all of our debt covenants, factors outside our control may make it more difficult for us to remain in compliance during future periods. These factors include a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, among others, any or all of which could negatively impact our results of operations and cash flows and cause us to violate this covenant. Violation of one or more of the covenants under our senior secured credit agreement could result in an immediate call of the outstanding principal amount of our term loans or the necessity of lender waivers with more onerous terms including adverse pricing or repayment provisions or more restrictive covenants.

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

        Our $250.0 million revolving credit facility expires in September 2010, and we are not certain if we will be able to replace the revolving credit facility at such time given the current instability in the capital and credit markets and with the current uncertainty of when normal credit market liquidity conditions will return. Additionally, our financial position and cash flows could be materially adversely impacted should we be unable to access the current amounts available under our revolving credit facility due to default by one or more of the lenders. If we borrowed funds under our revolving credit facility to increase our cash on hand, we would most likely earn a lower return on those cash balances than the interest we would incur on the borrowed funds. Our $768.3 million term debt matures in September 2011. Our ability to refinance or obtain funds to repay this term debt could also be compromised if the current capital and credit markets do not improve.

        We had $292.2 million of cash and cash equivalents as of March 31, 2009. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

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

Obligations and Commitments

        The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of March 31, 2009.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$90.3	$944.2	$152.1	$891.3	$2,077.9
Operating leases (2)	30.5	48.1	33.1	46.5	158.2
Purchase obligations (2)	23.1	–	–	–	23.1
Health claims payable (3)	97.9	–	–	–	97.9
Estimated self-insurance liabilities (4)	47.2	38.3	22.5	14.3	122.3

Subtotal	$289.0	$1,030.6	$207.7	$952.1	$2,479.4

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$32.6	$1.6	$–	$–	$34.2
Guarantees of surety bonds (6)	40.0	–	–	–	40.0
Letters of credit (7)	–	30.2	–	–	30.2
Physician commitments (8)	5.1	–	–	–	5.1
FIN 48 net liability (9)	3.1	–	–	–	3.1

Subtotal	$80.8	$31.8	$–	$–	$112.6

Total obligations and commitments	$369.8	$1,062.4	$207.7	$952.1	$2,592.0

____________________
(1)

Includes both principal and interest portions of outstanding debt. The interest portion of our term debt assumes an approximate 2.8% rate over the remaining term of the debt except for the 4.8% fixed rate applied to $450.0 million during the remaining term of our interest rate swap agreement.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2009, we had in place $1,018.3 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate. The senior credit facilities consist of $768.3 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $30.2 million of capacity was utilized by outstanding letters of credit as of March 31, 2009). We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth of one percent. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate swap that became effective on June 30, 2008, as discussed below. As of March 31, 2009 the estimated fair values of our term debt, our 9.0% senior subordinated notes and our 11.25% senior discount notes were approximately $706.8 million, $508.9 million and $179.3 million, respectively, based upon quoted market prices.

        Our $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our revolving credit facility matures in September 2010. Our $768.3 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate related to the unhedged term loans was approximately 2.8% as of March 31, 2009.

        In April 2008, we entered into an interest rate swap agreement with Bank of America, N.A (the “counterparty”) that became effective on June 30, 2008. Under this agreement and through March 31, 2009, we made or received quarterly net interest rate swap payments based upon the difference between the 90-day LIBOR rate and the swap fixed interest rate of 2.785% on a notional $450.0 million of our term debt. We accounted for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and measured any ineffectiveness using the hypothetical derivative method. In March 2009, we and the counterparty executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, we will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. As a result of this amended swap agreement, we de-designated our existing cash flow hedge and re-designated the amended swap agreement as a hedge of the remaining interest payments associated with $450.0 million of our outstanding term debt. As the forecasted transactions (i.e. the future interest payments under our outstanding term debt) are still probable of occurring, we did not immediately recognize the accumulated other comprehensive loss balance related to the de-designated swap in earnings. Based on our assessment, we determined this re-designated swap will be highly effective in offsetting the changes in cash flows related to the hedged risk. Upon the execution of the amended swap agreement, we began measuring hedge ineffectiveness by comparing the fair value of the original swap agreement to a new hypothetical derivative using the amended terms to determine if the underlying term debt has been overhedged. We determined that the hedge ineffectiveness was not significant as of March 31, 2009. The fair value of the interest rate swap as of March 31, 2009 was a liability for us of approximately $8.3 million ($5.1 million, net of taxes). We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

        At March 31, 2009, we held $24.2 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which is included in investments in auction rate securities on our condensed consolidated balance sheet. The par value of the ARS was $26.3 million as of March 31, 2009. We had previously reflected $9.4 million of ARS as marketable securities and recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008 as a result of a tender offer we received from the issuer of the ARS and accepted. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. Thus, we reclassified the $9.4 million of marketable securities to investments in auction rate securities on our condensed consolidated balance sheet during the quarter ended December 31, 2008. We also recorded temporary impairments totaling $1.5 million ($0.9 million, net of taxes) related to all $26.3 million par value ARS during the nine months ended March 31, 2009, which are included in accumulated other comprehensive income (loss) on our condensed consolidated balance sheet as of March 31, 2009. We do not expect that our holding of the remaining ARS until market conditions improve will significantly adversely impact our operating cash flows.

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

        Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        We are a highly leveraged company. As of March 31, 2009, we had $1,547.8 million of outstanding indebtedness. Of this amount, $768.3 million of term loans mature in September 2011. Additionally, we have a $250.0 million ($219.8 million net of borrowing capacity reductions for our outstanding letters of credit) revolving loan facility that expires in September 2010. The tightened credit markets have especially impacted the ability of highly leveraged companies, like us, to access sources of liquidity on similar terms or pricing as currently in place, or at all. Our inability to replace our revolving credit facility in September 2010 may limit our ability to competitively manage our current operations, make capital expenditures, make required principal and interest repayments under our debt agreements or complete acquisitions to grow our business. If prevailing instability in the credit and financial markets continues, we may be unable to refinance or repay our outstanding $768.3 million term debt due in September 2011. We also make significant cash interest payments on our outstanding $575.0 million 9.0% senior subordinated notes and will be required to make cash interest payments on our $216.0 million 11.25% senior discount notes beginning in April 2010. Should current economic conditions worsen, our operating cash flows may be materially adversely impacted, which could make it more difficult for us to make these cash interest payments. If we were unable to make scheduled interest or principal payments on our debt, we would be in default and, as a result:

•	Our debt holders could declare all outstanding principal and interest to be due and payable;

•	Our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets; and

•	We could be forced into bankruptcy or liquidation.

        We also face the risk of non-compliance with the debt covenants under our senior secured credit agreement, including the total leverage ratio limit, which decreased to 4.50x from 5.00x for the test period ending March 31, 2009. While we are currently in compliance with all of our debt covenants, future violations of any of these covenants without cure would result in a debt default as described above.

Item 6.    Exhibits

                The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     May 12, 2009                                                                       VANGUARD HEALTH SYSTEMS, INC.

                                                                                                                BY:          /s/ Gary D. Willis
                                                                                                                                 Gary D. Willis
                                                                                                                                Senior Vice President, Controller and
                                                                                                                                Chief Accounting Officer
                                                                                                                                (Authorized Officer and Chief Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

4.1	Eighth Supplemental Indenture, dated as of March 24, 2009, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.

10.1

Contract Amendment Number 3, executed on April 6, 2009, but effective as of  May 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System.

10.2	Amendment Number 6 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 13, 2009.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.