Form 10-K
period 2009-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2009-09-03
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-K
_______________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes ☒No

     There were 749,550 shares of registrant’s common stock outstanding as of September 1, 2009 (all of which are privately owned and not traded on a public market).

     Documents incorporated by reference:  None

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I		Page
Item 1.	Business.....................................................................................................................................................	1
Item 1A.	Risk Factors...............................................................................................................................................	32
Item 1B.	Unresolved Staff Comments....................................................................................................................	50
Item 2.	Properties...................................................................................................................................................	51
Item 3.	Legal Proceedings.....................................................................................................................................	51
Item 4.	Submission of Matters to a Vote of Security Holders.........................................................................	52

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...................................................................................................	53
Item 6.	Selected Financial Data............................................................................................................................	53
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.....	56
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................	78
Item 8.	Financial Statements and Supplementary Data....................................................................................	80
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....	130
Item 9A(T).	Controls and Procedures.........................................................................................................................	130
Item 9B.	Other Information......................................................................................................................................	131

PART III
Item 10.	Directors, Executive Officers and Corporate Governance..................................................................	132
Item 11.	Executive Compensation..........................................................................................................................	137
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................................................................................................................	156
Item 13.	Certain Relationships and Related Transactions, and Director Independence...............................	158
Item 14.	Principal Accounting Fees and Services...............................................................................................	162

PART IV
Item 15.	Exhibits and Financial Statement Schedules.........................................................................................	163

SIGNATURES	.....................................................................................................................................................................	164

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

        These factors, risks and uncertainties include, among other things, statements relating to:

•	Our high degree of leverage
•	Our ability to incur substantially more debt
•	Operating and financial restrictions in our debt agreements
•	The impact of the tightened credit markets and economic recession on our ability to service or refinance our debt
•	Our ability to successfully implement our business strategies
•	Our ability to successfully integrate our recent and any future acquisitions
•	The highly competitive nature of the healthcare industry
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
•	Potential federal or state reform of healthcare
•	Future governmental investigations
•	Potential management information systems failures and the significant costs of systems integrations
•	The availability of capital to fund our corporate growth strategy
•	Potential lawsuits or other claims asserted against us
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
•	Changes in general economic conditions, including the current U.S. economic recession, that could adversely impact our operating results, financial position and cash flows
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
•	Cost of professional and general liability insurance and increases in the quantity and severity of professional liability claims
•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
•	Our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
•	The geographic concentration of our operations
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services
•	Potential substantial liabilities arising from unfavorable retrospective reviews by governmental or other payers of the medical necessity of medical procedures performed at our hospitals
•	Lost future revenues from payer contract terminations resulting from their unfavorable retrospective reviews of the medical necessity of medical procedures performed at our hospitals

        See “Item 1A – Risk Factors” for further discussion.  We assume no obligation to update any forward-looking statements.

iv

PART I

Item 1.    Business.

Company Overview

        We own and operate acute care hospitals, complementary outpatient facilities and related health plans principally located in urban and suburban markets. We currently operate 15 acute care hospitals which, as of June 30, 2009, had a total of 4,135 beds in the following four locations:

                •  San Antonio, Texas

                •  metropolitan Phoenix, Arizona

                •  metropolitan Chicago, Illinois

                •  Massachusetts

        Historically, we have concentrated our operations in markets with high population growth and median income in excess of the national average. Our objective is to help communities achieve health for life by delivering an ideal patient-centered experience in a highly reliable environment of care. We must continue to strengthen our financial operations to fund further investment in these communities. During the year ended June 30, 2009, we generated revenues of $3,199.7 million. During this period 78.8% of our total revenues were derived from acute care hospitals and complementary outpatient facilities.

        Our general acute care hospitals offer a variety of medical and surgical services including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and neurology. In addition, certain of our facilities provide on-campus and off-campus services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and laboratory services. We also own three strategically important managed care health plans: a Medicaid managed health plan, Phoenix Health Plan, that served approximately 176,200 members as of June 30, 2009 in Arizona; Abrazo Advantage Health Plan, a managed Medicare and dual-eligible health plan that served approximately 2,800 members as of June 30, 2009 in Arizona; and MacNeal Health Providers a preferred provider network that served approximately 39,700 member lives in metropolitan Chicago as of June 30, 2009 under capitated contracts covering only outpatient and physician services.

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

Our Mission and Business Strategies

        Our mission is to help communities achieve health for life. We expect to change the way healthcare is delivered in our communities through our corporate and regional business strategies. We have established a corporate values framework that includes safety, excellence, respect, integrity and accountability to support both our mission and the corporate and regional business strategies that will define our future success. Some of the more key elements of our business strategy are outlined below.

        Delivery of an ideal patient-centered experience

        We expect all of our facilities to provide the best available experience for our patients.  To achieve this goal, we must create a highly reliable environment of care that yields superior safety and quality outcomes. We have implemented and will continue to implement various programs to improve the quality of care we provide including our patient safety initiative. We are working with an external consulting group to implement a company-wide patient safety model that will combine information technology advancement such as bedside medication barcoding with nursing process improvements to create a high reliability organization. Our commitment to quality of care starts at the top of our organization and spreads to all levels. Not only must our care be reliable, but our care must also be efficient and compassionate.

        Providing efficient and compassionate care requires collaboration and open communication lines between the patients, physicians, nurses and payers. We have implemented best practices to provide our patients quick access to key services they need to improve their health. We have rapid response teams and hourly nurse rounding in place at all of our hospitals to ensure that any patient health issues are communicated and addressed in a timely manner. We have invested and will continue to invest significant capital to strengthen information technology within our facilities that enable physicians, nurses and other clinicians to coordinate patient care from the time the patients arrive at our facilities to the time they leave.

        We have implemented a comprehensive patient satisfaction monitoring program to measure our success in providing an ideal patient-centered experience. The patient satisfaction results are shared with all of our leadership teams and are a component of incentive compensation plans for those leaders.

        Nurse leadership initiatives

        Our most valuable resource in improving the health of our patients is our nurse workforce. We are in the early stages of implementing a nursing professional practice model that will transform our delivery of patient care. This externally-validated model incorporates leadership, clinical practice, professional development and interdisciplinary collaboration to foster nursing practice that is evidence-based, innovative and patient-focused. The model will identify the most important goals to achieve clinical excellence and will incorporate best practices and process input from all levels within the nursing organization. The goals established as part of the model will be formally measured against nationally recognized sources for core measure benchmarking and will establish nursing peer reviews and detailed action plans to improve upon any areas where goals are not met.

        The success of this model depends upon our ability to gain the trust and loyalty of our nurse leadership teams and line staff. We will continue to invest in nurse recruiting and retention programs that provide our nurses clinical advancement opportunities, preceptor and training programs, work-life balance flexibility and competitive compensation necessary to engage our nurses in this professional practice model. We are currently considering initiatives such as talent evaluations, coaching programs, premier preceptor programs and hospital nurse advisory councils to incorporate into our professional practice model. We believe that an engaged nurse workforce that shares our values and commitment to exemplary nursing care will improve the care experience for our patients, inspire the confidence of physicians practicing in our hospitals and reduce our financial costs of replacing nursing professionals or utilizing costly temporary nursing resources. We will utilize comprehensive nurse satisfaction surveys to measure whether the model is being embraced by the nursing staff and if the initiatives included in the model result in a more engaged workforce.

        Physician collaboration and alignment

        In order to help our communities achieve health for life, we must work collaboratively with physicians to provide clinically superior healthcare services. The first step in this process is to ensure that physician resources are available to provide the necessary services to our patients. During fiscal 2009, we recruited approximately 150 physicians to the communities we serve through both employment and non-employment initiatives. During fiscal 2010, we expect to recruit approximately 200 additional physicians primarily through employment arrangements. Most of these recruiting initiatives relate to primary care or hospitalist physicians, but certain specialists will also be targeted such as:  cardiovascular, neurology, obstetrics/gynecology, orthopedics and urology. We will continue to provide significant corporate and regional resources to assist in the relocation and management of these new physician practices.

        Delivering an ideal patient-centered experience requires that we align the goals of the physicians who practice in our hospitals to the goals previously discussed in our nursing professional practice model while respecting physician care decisions and methods of practice. We have implemented multiple initiatives including physician leadership councils, physician training programs and information technology upgrades to ease the flow of on-site and off-site communication between physicians, nurses and patients in order to effectively align the interest of all patient caregivers. These initiatives are just some of those included in our clinical integration roadmap.

        Two significant initiatives that are currently underway to achieve physician alignment are our employed hospitalist strategy and our medical officer leadership strategy. We have currently implemented our new hospitalist model in most of our Arizona hospitals and are beginning implementation in a second market. We intend to commit significant resources during fiscal 2010 to grow our employed hospitalist program. We believe that hospitalists provide an effective means through which care can be coordinated between specialist physicians and our nursing staff. The existence of a strong, reputable group of hospitalists provides confidence to admitting physicians that their patients will receive high-quality, coordinated care on a 24-hour, 7-day basis while in our hospitals. The hospitalist model should improve patient satisfaction due to the increase in the number of specialized physician encounters the patients experience. To facilitate care standards for our physicians, we have established chief medical officers at each of our corporate, regional and hospital levels. These officers work with our physician leadership councils to drive our quality of core initiatives. We will continue to utilize physician satisfaction surveys and physician leadership council discussions to measure our physician integration success.

        Expansion of services and care efficiencies

        We continue to identify services that are in demand in the communities we serve that we do not provide or else only provide on a limited basis. Some of our more significant planned service additions during fiscal year 2010 include the following:  women’s and children’s services in Phoenix; radiology and urology services in Chicago; cardiology services in Massachusetts and orthopedics and women’s services in San Antonio. We also plan to launch standardization projects for our emergency and operating room departments across the company during fiscal 2010 that will result in process improvements, better patient throughput and more satisfied patients.

        One area where we plan to use technology to improve care efficiencies is in our intensive care units. Due to shortages in the availability of intensivists, we are working to implement electronic intensive care units (“EICUs”) at certain of our hospitals. EICUs will provide constant monitoring of intensive care patients even when an intensivist is not available at the bedside and will enhance communications to both the hospitalist and the specialty physicians of patient conditions. We expect this initiative to improve lengths of stay by shortening the transition time between intensive care beds and general beds and to improve mortality rates.

        Strengthening our financial operations to fund continuing community investment

        In order to continue to invest in the capital, information and human resources necessary to improve health in our communities, we must continue to generate strong financial returns. We believe that payment mechanisms for hospital providers will continue to transition during the upcoming years, and hospitals will need to transform their delivery of care in order to be successful. We expect to combine a population health strategy with a complex clinical program strategy based on fee for episode as reimbursement transitions away from fee for service. Additionally, quality of care measures have become an increasingly important factor in governmental and managed care reimbursement. We monitor core measures and other quality of care indicators on a monthly basis and continuously implement process improvements to improve clinical quality.

        Many payers, including Medicare and several large managed care organizations, currently require providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past. For federal fiscal year 2010, Medicare expanded the number of quality measures to 47 from 43 during federal fiscal year 2009. These measures include risk-adjusted outcomes measures such as 30-day mortality measures for patients who suffered a heart attack, heart failure or pneumonia; additional measures related to patients who underwent surgical procedures such as hospital-acquired infections data; and several patient satisfaction indicators. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than the Medicare requirements. We believe that pay for performance reimbursement will continue to evolve, and that quality measure scores themselves will determine reimbursement. This is evidenced by the Center for Medicare Services’ (“CMS”) new reforms effective October 1, 2008 that took the first steps toward preventing Medicare from making additional payments to hospitals for treating patients that acquired one of eleven identified hospital-acquired conditions during a hospital stay.

        In addition to meeting the reporting or adherence requirements related to core measure scores, we must also continue to successfully negotiate favorable payment rates with our most significant managed care payers. Our service expansion initiatives and organic market growth gives us an expanded presence in the markets we serve and provides opportunities for us to negotiate better rates with these managed care organizations. During fiscal 2009, our San Antonio hospitals also were awarded participation in the CMS ACE demonstration project for cardiology and orthopedic services. We believe that this reimbursement program will be beneficial to us if we are able to efficiently manage the care of those patients.

Our Competitive Strengths

       Concentrated Local Market Positions in Attractive Markets

        We believe that our markets are attractive because of their favorable demographics, competitive landscape, payer mix and opportunities for expansion. Ten of our 15 hospitals are located in markets with long-term population growth rates in excess of the national average and all of our acute care hospitals are located in markets in which the median household income is above the national average. For the fiscal year ended June 30, 2009, we derived approximately 67% of our total revenues from the San Antonio and metropolitan Phoenix markets, which have high long-term growth projections. Our facilities in these markets primarily serve Bexar County, Texas, which encompasses most of the metropolitan San Antonio area and Maricopa County, Arizona, which encompasses most of the metropolitan Phoenix area. Our strong market positions provide us with opportunities to offer integrated services to patients, receive more favorable reimbursement terms from a broader range of third party payers and realize regional operating efficiencies. The U.S. Census Bureau projects that the number of individuals aged 65 and older will increase by an average of 3.0% each year during the years 2010 to 2020 so that those individuals aged 65 and older would represent approximately 18.6% of the total U.S. population by 2020. Our presence in high growth markets combined with the general aging of the United States population and expected longer life expectancies should result in higher demand for healthcare services and provide growth opportunities for us well into the future.

       Strong Management Team with Significant Equity Investment

        Our senior management has an average of more than 20 years of experience in the healthcare industry at various organizations, including OrNda Healthcorp, HCA Inc. and HealthTrust, Inc. Many of our senior managers have been with Vanguard since its founding in 1997, and 11 of our 20 members of senior management have worked together managing healthcare companies for up to 30 years, either continuously or from time to time. In connection with consummation of the Merger, the Rollover Management Investors purchased Class A membership units in Holdings having an aggregate purchase price of approximately $119.1 million which then represented approximately 15.9% of our equity interests.

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

The Markets We Serve

       San Antonio, Texas

        In the San Antonio market, as of June 30, 2009, we owned and operated 5 hospitals with a total of 1,741 licensed beds and related outpatient service locations complementary to the hospitals. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve the residents of Bexar County which encompasses most of the metropolitan San Antonio area.

        During the years ended June 30, 2008 and 2009, we generated approximately 32.1% and 29.6% of our total revenues, respectively, in this market. We have invested approximately $461.0 million of capital in this market since we purchased these hospitals.

       Metropolitan Phoenix, Arizona

        In the Phoenix market, as of June 30, 2009, we owned and operated 5 hospitals with a total of 988 licensed beds and related outpatient service locations complementary to the hospitals, a prepaid Medicaid managed health plan, Phoenix Health Plan (“PHP”), and a managed Medicare and dual-eligible health plan, Abrazo Advantage Health Plan (“AAHP”). Phoenix is the fifth largest city in the U.S. and has been one of the fastest growing major metropolitan areas during the past ten years. Our facilities primarily serve the residents of Maricopa County, which encompasses most of the metropolitan Phoenix area.

        During the years ended June 30, 2008 and 2009, exclusive of PHP and AAHP, we generated approximately 18.8% and 17.9% of our total revenues, respectively, in this market. Three of our hospitals in this market were formerly not-for-profit hospitals. We believe that payers will choose to contract with us in order to give their enrollees a comprehensive choice of providers in the western and northern Phoenix areas. Recently, we have negotiated improvements in our payer rates at our Phoenix hospitals generally, and Arizona’s state Medicaid program remains a comprehensive provider of healthcare coverage to low income individuals and families. We believe our network strategy will position us to continue to negotiate favorable rate increases with managed care payers and to build upon our network’s comprehensive range of integrated services. In addition, our ownership of PHP and AAHP will allow us to enroll eligible patients, who would not otherwise be able to pay for healthcare services, into our health plan or into other state-approved plans.

       Metropolitan Chicago, Illinois

        In the Chicago metropolitan area, as of June 30, 2009, we owned and operated 2 hospitals with 766 licensed beds, and related outpatient service locations complementary to the hospitals. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the years ended June 30, 2008 and 2009, we generated approximately 14.9% and 14.6%, respectively, of our total revenues in this market.

        We chose MacNeal Hospital and Weiss Hospital, both former not-for-profit facilities, as our first two entries into the largely not-for-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. We believe we have captured a large share of the patients in MacNeal Hospital’s immediate surrounding service area, which encompasses the cities of Berwyn and Cicero, Illinois. MacNeal offers tertiary services such as open heart surgery that patients would otherwise have to travel outside the local community to receive. We have also established fully-integrated healthcare systems at MacNeal and Weiss Hospitals by operating free-standing primary care and occupational medicine centers and a large commercial reference laboratory. As of June 30, 2009, these health systems employed 67 physicians including 32 primary care physicians. Our network of 21 primary care and occupational medicine centers allows us to draw patients to MacNeal and Weiss from around the metropolitan Chicago area. Both hospitals partner with various medical schools, the most significant being the University of Chicago Medical School and the University of Illinois Medical School, to provide medical training through residency programs in multiple specialties. In addition, MacNeal Hospital runs a successful free-standing program in family practice, one of the oldest such programs in the state of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. Our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers.

       Massachusetts

        In Massachusetts, as of June 30, 2009, we owned and operated 3 hospitals with a total of 640 licensed beds and related healthcare services complementary to the hospitals. These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick. These hospitals were acquired by us on December 31, 2004. We believe that opportunities for growth through increased market share exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy. During the years ended June 30, 2008 and 2009, the Massachusetts facilities represented 19.7% and 18.3% of our total revenues, respectively.

        Saint Vincent Hospital, located in Worcester, is a 321-bed teaching hospital with an extensive residency program. Worcester is located in central Massachusetts and is the second largest city in Massachusetts. The service area is characterized by a patient base that is older, more affluent and well-insured. Saint Vincent Hospital is focused on strengthening its payer relationships, developing its primary care physician base and expanding its offerings in cardiology, orthopedics, radiology and minimally-invasive surgery capabilities.

        MetroWest Medical Center’s two campus system has a combined total of 319 licensed beds with locations in Framingham and Natick, in the suburbs west of Boston. These facilities serve communities that are generally well-insured. We are seeking to develop strong ambulatory care capabilities in these service areas, as well as to expand our oncology, radiology, women’s services and cardiology services.

Our Facilities

        We owned and operated 15 acute care hospitals as of June 30, 2009. The following table contains information concerning our hospitals:

Hospital	City	Licensed Beds	Date Acquired

Texas
Baptist Medical Center	San Antonio	636	January 1, 2003
Northeast Baptist Hospital	San Antonio	367	January 1, 2003
North Central Baptist Hospital	San Antonio	268	January 1, 2003
Southeast Baptist Hospital	San Antonio	175	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	295	January 1, 2003

Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Arrowhead Hospital	Glendale	220	June 1, 2000
Phoenix Baptist Hospital	Phoenix	236	June 1, 2000
Paradise Valley Hospital	Phoenix	136	November 1, 2001
West Valley Hospital (1)	Goodyear	164	September 4, 2003

Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (2)	Chicago	339	June 1, 2002

Massachusetts
MetroWest Medical Center – Leonard Morse Hospital	Natick	141	December 31, 2004
MetroWest Medical Center - Framingham Union Hospital	Framingham	178	December 31, 2004
Saint Vincent Hospital at Worcester Medical Center	Worcester	321	December 31, 2004

Total Licensed Beds		4,135

____________________
(1)	This hospital was constructed, not acquired.

(2)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

        In addition to the hospitals listed in the table above, as of June 30, 2009, we owned certain outpatient service locations complementary to our hospitals and two surgery centers in Orange County, California. We also own and operate a limited number of medical office buildings in conjunction with our hospitals which are primarily occupied by physicians practicing at our hospitals.

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

       Management and Oversight

        Our senior management team has extensive experience in operating multi-facility hospital networks and plays a vital role in the strategic planning for our facilities. A hospital’s local management team is generally comprised of a chief executive officer, chief operating officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth revenue growth strategies through the expansion of offered services and the recruitment of physicians in each community, as well as plans to improve operating efficiencies and reduce costs. We believe that the ability of each local management team to identify and meet the needs of our patients, medical staffs and the community as a whole is critical to the success of our hospitals. We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan, including quality of care, patient satisfaction and financial measures.

        Boards of trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital chief executive officer, advise the local management teams. Members of each board of trustees are identified and recommended by our local management teams and serve three-year staggered terms. The boards of trustees establish policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards. We have recently formed Physician Advisory Councils at each of our hospitals that focus on quality of care, clinical integration and other issues important to physicians and make recommendations to the boards of trustees as necessary. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.

        We also provide support to the local management teams through our corporate resources in areas such as revenue cycle, business office, legal, managed care, clinical efficiency, physician services and other administrative functions. These resources also allow for sharing best practices and standardization of policies and processes among all of our hospitals.

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

       Outpatient Services

        The healthcare industry has experienced a general shift during recent years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admissions to recover over the long-term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through expanding service offerings and increasing the throughput and convenience of our emergency departments, outpatient surgery facilities and other ancillary units in our hospitals. We also own two ambulatory surgery centers in Orange County, California, interests in diagnostic imaging centers in San Antonio, Texas, outpatient diagnostic imaging centers in metropolitan Phoenix, Arizona and a network of primary care and occupational medicine centers in metropolitan Chicago, Illinois. We continually upgrade our resources, including procuring excellent physicians and nursing staff and utilizing technologically advanced equipment, to support our comprehensive service offerings to capture inpatient volumes from the baby boomers. We have focused on core services including cardiology, neurology, oncology, orthopedics and women’s services. We also operate sub-acute units such as rehabilitation, skilled nursing facilities and psychiatric services, where appropriate, to meet the needs of our patients while increasing volumes and increasing care management efficiencies.

       Operating Statistics

        The following table sets forth certain operating statistics from continuing operations for the periods indicated. Acute care hospital operations are subject to fluctuations due to seasonal cycles of illness and weather, including increased patient utilization during the cold weather months and decreases during holiday periods.

	Year Ended June 30,

	2005	2006	2007	2008	2009

Number of hospitals at end of period (a)	15	15	15	15	15
Number of licensed beds at end of period (b)	3,907	3,937	4,143	4,181	4,135
Discharges (c)	147,798	162,446	166,873	169,668	167,880
Adjusted discharges - hospitals (d)	231,322	261,056	264,698	270,076	274,767
Average length of stay (days) (e)	4.2	4.3	4.3	4.3	4.2
Average daily census (f)	1,708	1,921	1,978	2,008	1,945
Net patient revenue per adjusted hospital discharge (g)	$6,859	$7,319	$7,766	$8,110	$8,623
Total surgeries (h)	101,368	113,043	113,833	110,877	114,348
Member lives (i)	146,700	146,200	145,600	149,600	218,700

____________________
(a)	The number of hospitals at the end of each period represents hospitals included in continuing operations.

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Represents the total number of patients discharged (in the facility for an overnight stay) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

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

Our Health Plan Operations

       Phoenix Health Plan

        In addition to our hospital operations, we own three health plans. PHP is a prepaid Medicaid managed health plan that currently serves nine counties in the Phoenix, Arizona area. We acquired PHP in May 2001. We are able to enroll eligible patients in our hospitals into PHP or other approved Medicaid managed health plans who otherwise would not be able to pay for their hospital expenses. We believe the volume of patients generated through our health plans will help attract quality physicians to the communities our hospitals serve.

        For the year ended June 30, 2009, we derived approximately $577.7 million of our total revenues from PHP. PHP had approximately 176,200 enrollees as of June 30, 2009, and derives substantially all of its revenues through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for monthly capitation payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.

        As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $40.0 million. Vanguard maintains this performance guarantee on behalf of PHP in the form of surety bonds totaling $40.0 million with independent third party insurers that expire on October 1, 2009. We were also required to arrange for $5.0 million in letters of credit to collateralize our $40.0 million in surety bonds with the third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us.

        Our current contract with AHCCCS commenced on October 1, 2008 and covers members in nine Arizona counties: Apache, Conconino, Gila, Maricopa, Mohave, Navajo, Pima, Pinal and Yavapai. This contract covers the three-year period beginning October 1, 2008 and ending September 30, 2011. Our previous contract with AHCCCS covered only Gila, Maricopa and Pinal counties. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012.

       Abrazo Advantage Health Plan

        Effective January 1, 2009, AAHP became a Medicare Advantage Prescription Drug Special Needs Plan provider under a contract with CMS. This allows AAHP to offer Medicare and Part D drug benefit coverage for Medicare members and dual-eligible members (those that are eligible for Medicare and Medicaid). PHP has historically served dual-eligible members through its AHCCCS contract. As of June 30, 2009, approximately 2,800 members were enrolled in AAHP, most of whom were previously enrolled in PHP. For the year ended June 30, 2009, we derived approximately $40.1 million of our total revenues from AAHP.

       MacNeal Health Providers

        The operations of MHP are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2009, we derived approximately $60.2 million of our total revenues from MHP. MHP generates revenues from its contracts with health maintenance organizations from whom it took assignment of capitated member lives as well as third party administration services for other providers. As of June 30, 2009, MHP had contracts in effect covering approximately 39,700 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of MHP are dependent upon health maintenance organizations in the metropolitan Chicago area continuing to assign capitated-member lives to health plans like MHP as opposed to entering into direct fee-for-service arrangements with healthcare providers.

Competition

        The hospital industry is highly competitive. We currently face competition from established, not-for-profit healthcare systems, investor-owned hospital companies, large tertiary care hospitals, specialty hospitals and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future. Due to the shift to outpatient care and more stringent payer-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients. Many of our competitors are larger than us and have more financial resources available than we do. Other not-for-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis.

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

        A hospital’s competitive position also depends in large measure on the quality and specialties of physicians associated with the hospital. Physicians refer patients to a hospital primarily on the basis of the quality and breadth of services provided by the hospital, the quality of the nursing staff and other professionals affiliated with the hospital, the hospital’s location and the availability of modern equipment and facilities. Although physicians may terminate their affiliation with our hospitals, we seek to retain physicians of varied specialties on our medical staffs and to recruit other qualified physicians by maintaining or improving our level of services and providing quality facilities, equipment and nursing care for our patients.

        Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in recent years due primarily to consolidations of health plans and is expected to continue to increase as private and government payers increasingly turn to managed care organizations to help control rising healthcare costs. Our markets have experienced significant managed care penetration. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.

        The hospital industry and our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. We expect to meet these challenges first and foremost by our continued focus on our previously discussed quality of care initiatives, which should increase patient, nursing and physician satisfaction. We also may expand our outpatient facilities, strengthen our managed care relationships, upgrade facilities and equipment and offer new or expanded programs and services.

Employees and Medical Staff

        As of June 30, 2009, we had approximately 19,200 employees, including approximately 2,100 part-time employees. Approximately 1,600 of our full-time employees at our three Massachusetts hospitals are unionized.  Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.

        While the national nursing shortage has abated somewhat as a result of the weakended U.S. economy, certain pockets of the markets we serve continue to have limited available nursing resources. Nursing shortages often result in our using more contract labor resources to meet increased demand especially during the peak winter months. We expect our nurse leadership and recruiting initiatives to mitigate the impact of the nursing shortage. These initiatives include more involvement with nursing schools, participation in more job fairs, recruiting nurses from abroad, implementing preceptor programs, providing flexible work hours, improving performance leadership training, creating awareness of our quality of care and patient safety initiatives and providing competitive pay and benefits. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. We continue to implement best practices to reduce turnover and to stabilize our nursing workforce over time.

        One of our primary nurse recruiting strategies for our San Antonio hospitals is our continued investment in the Baptist Health System School of Health Professions (“SHP”), our nursing school in San Antonio. SHP offers seven different healthcare educational programs with its greatest enrollment in the professional nursing program. SHP trains approximately 450 students each year. The majority of these students have historically chosen permanent employment with our hospitals. We have changed SHP’s nursing program from a diploma program to a degree program and may improve other SHP programs in future periods. We completed the necessary steps during fiscal 2009 to make SHP students eligible for participation in the Pell Grant and other federal grant and loan programs. We expect these enhancements will make SHP more attractive to potential students.

        Our hospitals grant staff privileges to licensed physicians who may serve on the medical staffs of multiple hospitals, including hospitals not owned by us. A physician who is not an employee can terminate his or her affiliation with our hospital at any time. Although we employ a growing number of physicians, a physician does not have to be our employee to be a member of the medical staff of one of our hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and board of trustees in accordance with established credentialing criteria. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Although we were generally successful in our physician recruiting efforts during fiscal 2009, we face continued challenges in some of our markets to recruit certain types of physician specialists who are in high demand. We expect that our previously described physician recruiting and alignment initiatives will make our hospitals more desirable environments in which more physicians will choose to practice.

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

        During fiscal 2009, we invested significantly in clinical information technology. We believe that the importance of and reliance upon clinical information technology will continue to increase in the future. Accordingly, we expect to make additional significant investments in clinical information technology during fiscal years 2010 and 2011 as part of our business strategy to increase the efficiency and quality of patient care.

        Although we map the financial information systems from each of our hospitals to one centralized database, we do not automatically standardize our financial information systems among all of our hospitals. We carefully review the existing systems at the hospitals we acquire. If a particular information system is unable to cost-effectively meet the operational needs of the hospital, we will convert or upgrade the information system at that hospital to one of several standardized information systems that can cost-effectively meet these needs.

Professional and General Liability Insurance

        As is typical in the healthcare industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. For claims incurred on or after June 1, 2002 through May 31, 2006, our wholly owned captive insurance subsidiary insured our professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred from June 1, 2006 to June 30, 2009, we self-insured the first $9.0 million of each claim, and the captive subsidiary insured the next $1.0 million. We maintain excess coverage from independent third-party carriers for individual claims exceeding $10.0 million per occurrence up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. The captive insurance subsidiary funds its portion of claims costs from proceeds of premium payments received from us.

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
        •  state Medicaid programs;
        •  health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
        •  individual patients

        The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,

Payer Source	2007	2008	2009

Medicare	26%	26%	25%
Medicaid	9	8	8
Managed Medicare	13	14	14
Managed Medicaid	7	7	9
Other managed care plans	32	35	35
Self-pay	10	9	8
Commercial	3	1	1

Total	100%	100%	100%

        The Medicare program, the nation’s largest health insurance program, is administered by CMS. Medicare provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease without regard to beneficiary income or assets. Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. All of our general, acute care hospitals located in the United States are certified as healthcare services providers for persons covered under the Medicare and the various state Medicaid programs. Amounts received under these programs are generally significantly less than established hospital gross charges for the services provided.

        Our hospitals offer discounts from established charges to certain group purchasers of healthcare services, including private insurance companies, employers, health maintenance organizations, preferred provider organizations and other managed care plans. These discount programs limit our ability to increase net revenues in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid and managed care programs, but are generally responsible for exclusions, deductibles and coinsurance features of their coverages. Due to rising healthcare costs, many payers have increased the number of excluded services and the levels of deductibles and coinsurance resulting in a higher portion of the contracted rate due from the individual patients. Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private managed care plans.

       Traditional Medicare

        One of the ways Medicare beneficiaries can elect to receive their medical benefits is through the traditional Medicare program, which provides reimbursement under a prospective payment fee-for-service system. A general description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare program is provided below. The impact of recent changes to reimbursement for these types of services is included in the section entitled “Annual Medicare Regulatory Update.”

        Medicare Inpatient Acute Care Reimbursement

        Medicare Severity-Adjusted Diagnosis-Related Group Payments. Sections 1886(d) and 1886(g) of the Social Security Act (the “Act”) set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system. Under the inpatient prospective payment system, Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources to treat. CMS assigns to each MS-DRG a relative weight that represents the average resources required to treat cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs.

        The base payment amount for the operating component of the MS-DRG payment is comprised of an average standardized amount that is divided into a labor-related share and a nonlabor-related share. Both the labor-related share of operating base payments and the base payment amount for capital costs are adjusted for geographic variations in labor and capital costs, respectively. These base payments are multiplied by the relative weight of the MS-DRG assigned to each case. The MS-DRG operating and capital base rates, relative weights and geographic adjustment factors are updated annually, with consideration given to: the increased cost of goods and services purchased by hospitals; the relative costs associated with each MS-DRG; and changes in labor data by geographic area. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not consider an individual hospital’s operating and capital costs. Historically, the average operating and capital costs for our hospitals have exceeded the Medicare rate increases. These annual adjustments are effective for the Medicare fiscal year beginning October 1 of each year and are indicated by the “market basket index” for that year.

        Outlier Payments. Outlier payments are additional payments made to hospitals for treating Medicare patients that are costlier to treat than the average patient in the same MS-DRG. To qualify as a cost outlier, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio that is typically based upon the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.

        Under the Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total MS-DRG payments. CMS adjusts the fixed threshold on an annual basis to bring the outlier percentage within the 5% to 6% parameters. Changes to the outlier fixed threshold amount can impact a hospital’s number of cases that qualify for the additional payment and the amount of reimbursement the hospital receives for those cases that qualify. The most recently filed cost reports for our hospitals as of June 30, 2007, 2008 and 2009 reflected outlier payments of $5.8 million, $4.3 million and $4.2 million, respectively.

        Disproportionate Share Hospital Payments. Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of disproportionate share hospital (“DSH”) payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. CMS has recommended certain changes to the DSH formula, including a change that would give greater weight to the amount of uncompensated care provided by a hospital than it would to the number of low-income patients treated. During the years ended June 30, 2008 and 2009, we recognized $59.4 million and $53.4 million of Medicare DSH revenues, respectively.

        Direct Graduate and Indirect Medical Education. The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent limits established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. During our fiscal year 2009, five of our hospitals were affiliated with academic institutions and received GME or IME payments.

        Medicare Outpatient Services Reimbursement

        CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system basis. CMS utilizes existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers and independent diagnostic testing facilities also receive reimbursement from Medicare on a fee schedule basis.

        Those hospital outpatient services subject to prospective payment reimbursement are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending upon the services provided, a hospital may be paid for more than one APC for a patient visit. CMS periodically updates the APCs and annually adjusts the rates paid for each APC. As part of a final rule published in November 2007, CMS outlined the requirements for hospitals to submit quality data relating to outpatient care in order to receive the full market basket index increase starting in 2009. This rule required submission of seven quality measures in 2009 or else the market basket index increase would be reduced by two percentage points. We submitted the required quality data for 2009

        Rehabilitation Units

        CMS reimburses inpatient rehabilitation designated units pursuant to a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. As of June 30, 2009, we operated three inpatient rehabilitation units within our acute care hospitals.

        Skilled Nursing Units

        From July 1998 to June 2002, Medicare phased in a prospective payment system for Medicare skilled nursing units, under which the units are paid a federal per diem rate for virtually all covered services. The effect of this new payment system generally has been to significantly reduce reimbursement for skilled nursing services, which has led many hospitals to close such units. We will monitor closely and evaluate the few remaining skilled nursing units in our hospitals and related facilities to determine whether it is feasible to continue to offer such services under this reimbursement system. As of June 30, 2009, we operated one skilled nursing unit within our acute care hospitals.

        Psychiatric Units

        Medicare utilizes a prospective payment system to pay inpatient psychiatric hospitals and units. This system is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. Additionally, this system includes a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department which all of our units qualified for. As of June 30, 2009, we operated six even psychiatric units within our acute care hospitals.

        Annual Medicare Regulatory Update

        The annual Medicare regulatory update published by CMS on August 27, 2009 in the Federal Register provided for the following adjustments in Medicare reimbursement for the Medicare fiscal year 2010 (October 1, 2009 through September 30, 2010):

•

A market basket index increase of 2.1% for MS-DRG operating payments for hospitals who reported the 43 patient quality care indicators from 2009 and 0.1% for those who did not (this compares to 3.6% for 2009 and 3.3% for 2008, both of which are subject to a 2.0% reduction for those hospitals who did not report the patient quality care indicators applicable to those years).

•

No across-the-board reduction to the to the MS-DRG base payment rate to offset the effect of documentation and/or coding changes or the classification of discharges not related to case mix changes (2009 and 2008 included reductions of 0.9% and 0.6%, respectively). However, CMS will consider phasing in future adjustments over an extended period beginning in fiscal 2011.

•	Continuation of the capital indirect medical adjustment to payment rates for teaching hospitals.

•

Continuation of a provision of the Deficit Reduction Act of 2005 that precludes hospitals from receiving additional payments to treat costs associated with 10 specifically identified  patient hospital-acquired conditions including infections (the same 10 identified conditions as for 2009, but compares to 8 identified conditions for 2008).

•	An increase in the inpatient cost outlier threshold to $23,140 from $20,045 in 2009 and $22,185 in 2008.

•	An increase in the capital federal MS-DRG rate of 1.4% (compares to a 1.9% increase for federal fiscal year 2009).

•	A market basket increase of 2.2% for hospital skilled nursing unit payment rates (this compares to 3.4% for 2009 and 3.3% for 2008).

•	A market basket increase of 2.5% for hospital rehabilitation unit payment rates (this compares to 0% for both 2009 and 2008).

        We have submitted the required patient care quality indicators for our hospitals to receive the full market basket index increases for the both the inpatient and outpatient prospective payment systems for 2009. We intend to submit the necessary information to realize the full federal fiscal year 2010 inpatient and outpatient increases as well. However, as additional patient quality indicator reporting requirements are added, system limitations or other difficulties could result in CMS deeming our submissions not timely or not complete to qualify for the full market basket index increases. Additionally, Congress has given CMS the ability to continue to evaluate whether the 2008 and 2009 inpatient reductions for documentation and coding adjustments were sufficient to account for payment changes not related to case mix changes. This continuing evaluation could negatively impact MS-DRG payment rates for federal fiscal years 2011 and 2012. Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. The more widespread development of specialty hospitals in recent years has caused CMS to focus on payment levels for these specialty services. Changes in the payments for specialty services could adversely impact our revenues. We do not believe that the final Medicare payment updates for federal fiscal year 2010 will have a significant impact on our future financial position, results of operations or cash flows.

        Contractor Reform

        CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with the Medicare Modernization Act (“MMA”), CMS has begun implementation of contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”). Hospital management companies like Vanguard will have the option to work with the selected MAC in the jurisdiction where a given hospital is located or to use the MAC in the jurisdiction where our home office is located. For hospital management companies, either all hospitals in the system must choose to stay with the MAC chosen for their locality or all hospitals must opt to use the home office MAC. We have filed a request for our single home office MAC to serve all of our hospitals. CMS has now completed the process of awarding contracts for all 15 MAC jurisdictions. Individual MAC jurisdictions are in varying phases of transition. All of these changes could impact claims processing functions and the resulting cash flows; however, we are unable to predict the impact that these changes could have, if any, to our cash flows.

        Recovery Audit Contractors

        The MMA established the Recovery Audit Contractor (“RAC”) three-year demonstration program to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) which was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. No RAC audits, however, were initiated at our Arizona or Massachusetts hospitals during the demonstration project. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS ended the demonstration project in March 2008 and commenced the permanent RAC program in all states beginning in 2009 with plans to have RACs in full operation in all 50 states by 2010.

        In a report issued in July 2008, CMS reported that the RACs in the demonstration project corrected over $1 billion of Medicare improper payments from 2005 through March 2008. Roughly 96% of the improper payments ($992.7 million) were overpayments collected from providers, while the remaining 4% ($37.8 million) were underpayments repaid to providers. Of the overpayments, 85% were collected from inpatient hospital providers, while the other principal collections were 6% from inpatient rehabilitation facilities, and 4% from outpatient hospital providers.

        RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The RAC review is either “automated”, for which a decision can be made without reviewing a medical record, or “complex”, for which the RAC must contact the provider in order to procure and review the medical record to make a decision about the payment. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.

                As to “automated” reviews where a review of the medical record is not required, RACs make claim determinations using proprietary software designed to detect certain kinds of errors where both of the following conditions must apply. First, there must be certainty that the service is not covered or is coded incorrectly. Second, there must be a written Medicare policy, Medicare article or Medicare-sanctioned coding guideline supporting the determination. For example, an automated review could identify when a provider is billing for more units than allowed on one day. However, the RAC may also use automated review even if such written policies don’t exist on certain CMS-approved “clinically unbelievable issues” and when making certain other types of administrative determinations (e.g., duplicate claims, pricing mistakes) when there is certainty that an error exists.

        As to “complex” reviews where a review of the medical review is required, RACs make claim determinations when there is a high probability (but not certainty) that a service is not covered, or where no Medicare policy, guidance or Medicare-sanctioned coding guideline exists. It is expected that many complex reviews will be medical necessity audits that assess whether care provided was medically necessary and provided in the appropriate setting. It is currently expected that, while RACs will make complex reviews in calendar year 2009 related to DRG validation and coding, the RACs will not conduct complex reviews for medical necessity cases until calendar year 2010.

        RACs are paid a contingency fee based on the overpayments they identify and collect. Therefore, we expect that the RACs will look very closely at claims submitted by our facilities in an attempt to identify possible overpayments. We believe the claims for reimbursement submitted to the Medicare program by our facilities have been accurate. However, we cannot predict, once our facilities are subject to RAC reviews in all subject matters in the future, the results of such reviews. It is reasonably possible that the aggregate payments that our facilities will be required to return to the Medicare program pursuant to these RAC reviews may have a material adverse effect on our financial position, results of operations or cash flows.

       Managed Medicare

        Managed Medicare plans represent arrangements where a private company contracts with CMS to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare care plans. MMA increased reimbursement to managed Medicare plans and included provisions limiting, to some extent, the financial risk to the companies offering the plans. Following these changes, the number of beneficiaries choosing to receive their Medicare benefits through such plans increased significantly. However, the Medicare Improvement for Patients and Providers Act of 2008 reduced payments to managed Medicare plans, and CMS has recently proposed additional payment cuts to managed Medicare plans. Future changes may result in reduced premium payments to managed Medicare plans and may lead to decreased enrollment in such plans.

        Medicaid

        Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than a hospital’s cost of services. The federal government and many states have recently reduced or are currently considering legislation to reduce the level of Medicaid funding

(including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs. Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states may consider further reductions in their Medicaid expenditures.

        As to recent federal action affecting Medicaid, the Deficit Reduction Act of 2005 (“DRA 2005”) included Medicaid cuts in federal funding of approximately $4.8 billion over five years. Additionally, on May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership” which was estimated to reduce federal Medicaid funding from $12 to $20 billion over five years. Congress enacted two moratoria in respect of this rule that delayed six of the seven proposed Medicaid regulations in this final CMS rule until July 1, 2009. On June 30, 2009, three more of the Medicaid regulations that had been under a congressional moratorium set to expire July 1, 2009 were officially rescinded all or in part by CMS, and CMS also delayed until June 30, 2010 the enforcement of the fourth of the six regulations. As a result of these changes in implementing the final CMS 2007 rule, the impact on us of the final rule can not be quantified.

        Disproportionate Share Payments

        Certain states in which we operate provide disproportionate share payments to hospitals that treat a disproportionately large number of low-income patients as part of their state Medicaid programs, similar to disproportionate share payments received from Medicare. During the years ended June 30, 2008 and 2009, we recognized revenues of approximately $20.2 million and $26.0 million, respectively, related to Medicaid disproportionate share reimbursement payments. These amounts do not include our revenues recognized from payments related to the Texas UPL program and the Illinois PTA program, which totaled $44.4 million during fiscal 2009, since these programs are separate from DSH. These states continually assess the level of expenditures for disproportionate share reimbursement and may reduce these payments or restructure this portion of their Medicaid programs.

        Given the recent budgetary challenges that most states faced (including those in which we operate) for their new fiscal years, it is reasonable to believe that Medicaid payment rates, coverage levels or patient eligibility could be reduced in future periods as new tax collections data is received. Such legislation could also include taxes assessed on hospitals to help fund or expand the states’ Medicaid programs or else to balance their general budgets. Future federal or state legislation or other changes in the administration or interpretation of government health programs by the federal government or by the states in which we operate could have a material, adverse effect on our financial position, results of operations and cash flows.

       Managed Medicaid

        Managed Medicaid programs represent arrangements where states contract with one or more entities for patient enrollment, care management and claims adjudication for enrollees in their state Medicaid programs. The states usually do not give up program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific.

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

        Managed Care and Other Private Insurers

        Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional volume, most of our hospitals offer discounts from established charges or prospective payment systems to these large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. However, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment rate increases of 5 to 11 percent from non-governmental managed care payers during fiscal year 2009, there can be no assurance that we will continue to receive increases in the future and that patient volumes from these payers will not be adversely affected by rate negotiations. These contracts often contain exclusions, carve-outs, performance criteria and other provisions and guidelines that require our constant focus and attention. Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a slight decrease in managed care utilization of inpatient days as a percentage of total inpatient days during the year ended June 30, 2009 compared to the year ended June 30, 2008.

       Self-Pay Patients

        Self-pay patients are patients who do not qualify for government programs payments, such as Medicare and Medicaid, who do not qualify for charity care under our guidelines and who do not have some form of private insurance. These patients are responsible for their own medical bills. We also include in our self-pay accounts those unpaid coinsurance and deductible amounts for which payment has been received from the primary payer.

        Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. These discounts were approximately $11.7 million for the year ended June 30, 2009. We implemented this policy for most of our remaining facilities effective July 1, 2009 and expect to implement it at all of our facilities by the end of our fiscal year 2010.

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

        Self-pay accounts pose significant collectibility problems. At June 30, 2009, approximately 24.5% of our accounts receivable, prior to the allowance for doubtful accounts, contractual allowances and the charity care allowance, was comprised of self-pay accounts. The majority of our provision for doubtful accounts relates to self-pay patients. While our combined allowances for doubtful accounts, uninsured discounts and charity care cover over 96% of our self-pay receivables, we remain vulnerable to further increased self-pay utilization. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and applying these intake best practices to all of our hospitals. We developed hospital-specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

        We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines.  We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During our fiscal years ended June 30, 2007, 2008 and 2009, we deducted $86.1 million, $86.1 million and $91.8 million of charity care from gross charges, respectively.

        Other Reimbursement Regulatory and Legislative Changes

        Other regulatory and legislative actions that impact or may have a future impact on Medicare or Medicaid reimbursement are set forth below.

•

CMS Medicare Value-Based Purchasing Program Report – Congress, through DRA 2005, authorized the Secretary of Health and Human Services to develop a plan to implement value-based purchasing (“VBP”). In November 2007, CMS issued a report to Congress with its plan to implement a VBP program that would transform Medicare from a passive payer of claims to an active purchaser of care. Under this proposal, its VBP program would make a portion of hospital payments contingent on actual performance under specified standards rather than simply on the hospital’s reporting data for those measures. We can not predict what action Congress will ultimately take regarding implementation of a VBP program at this time.

•

Medicare regulation of serious medical errors – In an effort to encourage hospitals to improve quality of care, the Medicare program and certain state Medicaid programs have taken steps to withhold payments to hospitals for treatment provided to patients whose conditions were caused by serious medical error. Effective October 1, 2008, Medicare will no longer pay hospitals for the additional costs of care resulting from eight medical events such as patient falls, objects left inside patients during surgery, pressure ulcers, and certain types of infections. Certain states have established policies or proposed legislation to prohibit hospitals from charging or receiving payments from their Medicaid programs for highly preventable adverse medical events (often called “never events”), which were developed by the National Quality Forum. Never events include wrong-site surgery, serious medication errors, discharging a baby to the wrong mother, etc.

•

SCHIP Extension Act of 2007 – The State Children’s Health Insurance Program (“SCHIP”) provides health insurance coverage for poor children. SCHIP is jointly funded by the federal government and state governments but is administered and designed by the states. SCHIP provided a capped amount of funds to states on a matching basis through September 30, 2007, when it expired. SCHIP funding was extended through March 31, 2009 by a law signed in December 2007. President Obama signed the State Children’s Insurance Program bill in February 2009, which extends SCHIP by 4.5 years and expands the program to an additional 4.5 million children.

•

The American Recovery and Reinvestment Act of 2009 – In February 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 into law. The $787 billion economic stimulus plan includes certain measures affecting medical providers including: $21 billion in health insurance assistance that includes COBRA continuation coverage for unemployed workers; a freeze until September 30, 2009 of the final rule phasing out Medicare IME capital payments; $86.7 billion for a temporary (27-month) increase in the rate at which the federal government matches states’ Medicaid expenditures and a 2.5% increase in the states’ fiscal year 2009 and 2010 DSH payments (with 2010’s 2.5% increase being above the new 2009 payment), but will revert to 100% of the annual DSH allotments under current law after 2010; and $31 billion in new spending on health information technology, most of which is for incentive payments to physicians and hospitals and $2 billion for health information technology grants.

        We can not predict what impact these measures will have on our future results of operations or cash flows at this time.

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

        All of our operating hospitals are certified under the Medicare program and are accredited by The Joint Commission (formerly, known as The Joint Commission on Accreditation of Healthcare Organizations), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by The Joint Commission, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

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

        We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2009, physicians owned interests in two of our free-standing surgery centers in California and seven of our diagnostic imaging centers in Texas. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect in our business, financial condition or results of operations.

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

        The Stark Law

        The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition, including an exception for a physician’s ownership interest in an entire hospital as opposed to an ownership interest in a hospital department although pending legislation in Congress would substantially restrict this “entire hospital” exception. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of no more than $355 in calendar 2009 and recruitment agreements. Unlike safe harbors under the Anti-kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.

        CMS has issued three phases of final regulations implementing the Stark Law, which became effective on January 4, 2002, July 26, 2004 and December 4, 2007, respectively, and which created several additional exceptions and many technical changes and nuanced details. Also, as part of its annual physician fee schedule update, on July 2, 2007, CMS released a number of proposed and potentially far-reaching changes to the Stark Law regulations apparently resulting from CMS’s frustration with what it perceived as a growing number of hospital/physician joint venture arrangements that permitted physicians to profit from their referrals of ancillary services, while side-stepping or working around existing Stark Law restrictions. On July 31, 2008, CMS issued the final hospital inpatient prospective payment system rule for federal fiscal year 2009 which, in part, finalized and responded to public comments regarding some of its July 2007 proposed major changes to the Stark Law regulations to undermine many common hospital/physician joint venture models. The most far-reaching of the changes made in this final July 2008 rule will effectively prohibit, as of a delayed effective date of October 1, 2009, both "under arrangements" ventures between a hospital and any of its physicians and unit-of-service-based "per click" compensation and percentage-based compensation in office space and equipment leases between a hospital and its physicians. We have examined all of our “under arrangements” ventures and space and equipment leases with physicians to identify those arrangements which potentially violate these new Stark regulations, and we are in the process of restructuring or terminating non-conforming arrangements so identified prior to October 1, 2009.

        Because the Stark Law and its implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. There can be no assurance that the arrangements entered into by us and our facilities with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

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

       The Health Insurance Portability and Accountability Act of 1996

        The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The Department of Health and Human Services (“HHS”) has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. In addition, HIPAA requires that each provider use a National Provider Identifier. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our business, financial position or results of operations.

        The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including our hospitals and health plans, to implement administrative, physical and technical safeguards to protect the security of such information. Recently, the American Recovery and Reinvestment Act of 2009 (“ARRA”) broadened the scope of the HIPAA privacy and security regulations. Among other things, the ARRA provides that HHS must issue regulations requiring covered entities to report certain security breaches to individuals affected by the breach and, in some cases, to HHS or to the public via a website. This reporting obligation will apply broadly to breaches involving unsecured protected health information and will become effective 30 days from the date HHS issues these regulations. In addition, the ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations.

        Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under the ARRA, HHS is required to conduct periodic compliance audits of covered entities and their business associates. The ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. The ARRA also significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. In addition, the ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents.

        In addition, we remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In addition, the Federal Trade Commission has issued regulations requiring health providers and health plans to implement by May 1, 2009 written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts.  We have complied with these new Federal Trade Commission regulations requiring identity theft prevention programs in all of our hospitals and health plans.

        Compliance with these standards has and will continue to require significant commitment and action by us and significant costs. We have appointed members of our management team to direct our compliance with these standards. Implementation has and will continue to require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a corporate privacy officer and a privacy officer at each of our facilities, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. However, failure by us or third parties on which we rely, including payers, to resolve HIPAA-related implementation or operational issues could have a material adverse effect on our results of operations and our ability to provide healthcare services. Consequently, we can give you no assurance that issues related to the full implementation of, or our operations under, HIPAA will not have a material adverse effect on our financial condition or future results of operations.

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

       Healthcare Reform

        The healthcare industry, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. The Obama administration has stated as its top domestic priority its desire to reform the U.S. healthcare system with the goal of providing affordable, accessible healthcare for all Americans while slowing the growth of healthcare costs. This priority was demonstrated in February 2009, when President Obama released a federal budget proposal to Congress that includes plans to expand coverage to more Americans, but also to reduce Medicare and Medicaid spending over ten years by $316.0 billion in the form of reduced subsidies to Medicare Advantage health plans, cuts in payments to hospitals with high readmission rates and bundled payments for post-acute services during the 30 days following inpatient stays and value-based purchasing savings by linking a portion of Medicare payments to hospitals to performance on specific quality measures. To implement their version of President Obama’s reform plans, in July 2009 four of the five Congressional committees working on healthcare reform approved some version of reform legislation. In the House of Representatives, all three committees working on the legislation (the Committees on Ways and Means, Energy and Commerce and Education

and Labor) passed different versions of the same bill under which the principal provisions were as follows: (1) for individuals not currently covered, a new healthcare exchange will be established where they can select from a menu of healthcare options: either a new “public health insurance option” or a plan offered by private insurers; (2) the legislation will provide for  portable, secure health care plans, with standardized and comprehensive healthcare benefits, ending denials of care based on pre-existing conditions and capping out-of-pocket expenses; (3) the federal government will provide affordability credits, available on a sliding scale for low- and middle-income individuals and families, to make premiums affordable and reduce cost-sharing;  and (4) the legislation imposes both an individual and employer mandate: individuals would be required to obtain and maintain health insurance coverage or be subject to a penalty of 2.5% of modified adjusted gross income above certain specified levels; employers may choose to fund 72.5% of an individual employee's premium cost (65% for families) or contribute an amount ranging from 2% to 8% of the employer's payroll, with small businesses (payroll below $250,000) being exempt from the employer mandate. In the House Energy and Commerce Committee several key provisions of the legislation were changed to reduce its costs, to increase to $500,000 in payroll (from $250,000) the threshold at which small businesses would be required to offer health insurance and to permit providers to negotiate payment rates for the federally-administered “public option” health insurance plan rather than linking payments to Medicare rates. During the Congressional recess in August 2009, the three House committees worked to meld the bills into one final version for consideration by the entire House of Representatives as early as September 2009. In the Senate, its Committee on Health, Education, Labor and Pensions approved its version of healthcare reform legislation on July 15, 2009 which is similar to, but less extensive in benefits than, the House version. Meanwhile, during August 2009 the Senate Committee on Finance continued its efforts to negotiate a bipartisan agreement on healthcare reform legislation and that committee is not expected to vote upon its healthcare reform bill until at least September 2009, when Congress returns from its August recess. One of the most significant differences in the legislation produced by the Senate Finance Committee is likely to be the establishment of state and/or regional health insurance cooperatives in lieu of a federally-administered “public option” to compete with private health insurance plans. The health cooperatives would be privately-administered, non-profit entities managed by a board of directors comprised of cooperative members. The Senate Finance Committee is also developing additional tax proposals such as taxing healthcare benefits under the most generous plans, as well as Medicare and Medicaid reductions, to offset the cost of the legislation. Furthermore, unlike the proposals passed by the four other House and Senate committees, it is anticipated that the Senate Finance Committee package will likely not include a requirement that employers must offer health insurance coverage to employees and their families. Once passed by the Senate Finance Committee, the two Senate committees will need to merge the two bills into one final version for consideration by the entire Senate, potentially in September or October 2009.

        Also, many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility and/or impose additional taxes on hospitals to help finance or expand states’ Medicaid systems. Also, many states, including the states in which we operate, have applied for and been granted federal waivers from current Medicaid regulations to allow them to serve some or all of their Medicaid participants through managed care providers.

        We are unable to predict the future course of federal or state healthcare legislation. Further changes in the law or regulatory framework that reduce our revenues or increase our costs could have a material adverse effect on our business, financial condition or results of operations.

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

        We have a substantial amount of debt. As of June 30, 2009, we had $1,551.6 million of outstanding debt, excluding letters of credit and guarantees. This represented 72.5% of our total capitalization as of June 30, 2009. The amount of our outstanding indebtedness is large compared to the net book value of our assets, and we have significant repayment obligations under our outstanding indebtedness.

        Our substantial indebtedness could:

•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;

•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

•

make us vulnerable to increases in interest rates since $316.4 million (as of September 1, 2009) and an additional $450.0 million (after the expiration of our interest rate swap agreement on March 31, 2010) of our borrowings under our senior credit facilities are, and additional borrowings may be, at variable interest rates;

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures and the senior credit facilities do not fully prohibit us or our subsidiaries from doing so. Our revolving credit facility provides commitments of up to $250.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our revolving credit facility), of which $218.8 million was available for future borrowings as of September 1, 2009.  In addition, upon the occurrence of certain events, we may request an incremental term loan facility or facilities be added to our current senior credit facilities in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. We may in the future borrow all available amounts under the revolving credit facility, under the incremental term loan facility and in addition, we may borrow substantial additional indebtedness in the future under new debt agreements. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

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

        Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, the indentures governing the Public Notes allow us to make significant dividend payments, investments and other restricted payments. Our making these payments could decrease available cash and adversely affect our ability to make principal and interest payments on our indebtedness.

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

        Tightened credit markets and continued economic deterioration may prevent us from servicing our current debt or refinancing, replacing or otherwise obtaining a new revolving loan facility to replace our facility expiring in September 2010 or obtaining the necessary funds to repay a  significant portion of our debt that will mature during September 2011.

        We are a highly leveraged company. As of June 30, 2009, we had $1,551.6 million of outstanding indebtedness. Of this amount, $766.4 million of term loans mature in September 2011. Additionally, we have a $250.0 million ($218.8 million net of borrowing capacity reductions for our outstanding letters of credit) revolving loan facility that expires in September 2010. The tightened credit markets have especially impacted the ability of highly leveraged companies, like us, to access sources of liquidity on similar terms or pricing as currently in place, or at all. Our inability to replace our revolving credit facility in September 2010 may limit our ability to competitively manage our current operations, make capital expenditures, make required principal and interest repayments under our debt agreements or complete acquisitions to grow our business. If prevailing instability in the credit and financial markets continues, we may be unable to refinance or repay our outstanding $766.4 million term debt due in September 2011. We also make significant cash interest payments on our outstanding $575.0 million 9.0% senior subordinated notes and will be required to make cash interest payments on our $216.0 million 11.25% senior discount notes beginning in April 2010. Should current economic conditions worsen, our operating cash flows may be materially adversely impacted, which could make it more difficult for us to make these cash interest payments. If we were unable to make scheduled interest or principal payments on our debt, we would be in default and, as a result:

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

        Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 58% of our net patient revenues for the year ended June 30, 2009. Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide and a trend that may continue. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. Additionally, the trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.

        Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

        Approximately 56% of our net patient revenues for the year ended June 30, 2009 came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.

        On August 22, 2007, CMS issued a final rule for federal fiscal year 2008 for the hospital inpatient prospective payment system. This rule adopted a two-year implementation of MS-DRGs, a severity-adjusted DRG system. This change represented a refinement to the DRG system, and its impact on our revenues has not been significant. Realignments in the DRG system could impact the margins we receive for certain services.

        DRG rates are updated and MS-DRG weights are recalibrated each federal fiscal year. The index used to update the market basket gives consideration to the inflation experienced by hospitals and entities outside the healthcare industry in purchasing goods and services. The annual Medicare regulatory update for federal fiscal year 2010 provides for a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all our hospitals. Medicare payments to hospitals in federal fiscal year 2009 were reduced by 0.9% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the MS-DRG system. After earlier proposing an increase in the “documentation and coding adjustment” to 1.9% for federal fiscal year 2010, on July 31, 2009 CMS announced that it had decided not to make any adjustment in federal fiscal year 2010 since it did not know whether federal fiscal year 2009 spending from documentation and coding is more or less than earlier projected. However, Congress has given CMS the ability to continue to retrospectively determine if the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. If the levels are found to have been inadequate, CMS could impose an adjustment to payments for federal fiscal years 2011 and 2012. This evaluation of changes in case-mix based on actual claims data may yield a higher documentation and coding adjustment thereby potentially reducing our revenues and impacting our results of operations in ways that cannot be quantified at this time. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those payment rates if any other payers adopt MS-DRGs.

        The federal government and many states have recently adopted or are currently considering reducing the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Since states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, a number of states have adopted, or are considering adopting, legislation designed to reduce their Medicaid expenditures. DRA 2005 includes federal Medicaid cuts of approximately $4.8 billion over five years. Additionally, on May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership” which is estimated to reduce federal Medicaid funding from $12 to $20 billion over five years. Congress enacted two moratoria in respect of this rule that delayed six of seven proposed Medicaid regulations in this final CMS rule until July 1, 2009. On June 30, 2009, three more of the Medicaid regulations that had been under a congressional moratorium set to expire July 1, 2009 were officially rescinded all or in part by CMS, and CMS also delayed until June 30, 2010 the enforcement of the fourth of the six regulations. As a result of these changes in implementing the final rule, the impact on us of the final rule can not be quantified. States have also adopted, or are considering adopting, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

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

        CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. In addition, in July 2007 CMS proposed far-reaching changes to the regulations implementing the Stark Law that would further restrict the types of arrangements that hospitals and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. On July 31, 2008, CMS issued a final rule which, in part, finalized and responded to public comments regarding some of its July 2007 proposed major changes to the Stark Law regulations to undermine many common hospital/physician joint venture models. The most far-reaching of the changes made in this final July 2008 rule will effectively prohibit, as of a delayed effective date of October 1, 2009, both “under arrangements” ventures between a hospital and any of its physicians and unit-of-service-based "per click" compensation and percentage-based compensation in office space and equipment leases between a hospital and its physicians. We have examined all of our “under arrangements” ventures and space and equipment leases with physicians to identify those arrangements which potentially violate these new Stark regulations, and we are in the process of restructuring or terminating non-conforming arrangements so identified prior to October 1, 2009. Because the Stark Law and its implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. We cannot assure you that the arrangements entered into by our hospitals with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

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

        The DFRR and its supporting documentation are currently under review by the Office of Management and Budget and have not yet been released. Depending on the final format of the DFRR, responding hospitals may be subject to substantial penalties as a result of enforcement actions brought by government agencies and whistleblowers acting pursuant to the False Claims Act and similar state laws, based on such allegations like failure to respond within required deadlines, that the response is inaccurate or contains incomplete information or that the response indicates a potential violation of the Stark Law or other requirements.

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

        In 2005, CMS began making public performance data related to 10 quality measures that hospitals submit in connection with their Medicare reimbursement. In February 2006, federal legislation was enacted to expand and provide for the future expansion of the number of quality measures that must be reported. During federal fiscal year 2008, CMS required hospitals to report 30 measures of inpatient quality of care to avoid a 2% point reduction in their market basket update. During federal fiscal year 2009, CMS requires hospitals to report 43 inpatient quality measures to avoid a 2% point reduction in their market basket update. For federal fiscal year 2010, CMS will require hospitals to report 47 inpatient quality measures to avoid a 2% reduction in their market basket update. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures, patient volumes could decline. Also, the additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

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

        The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flows to a greater extent than during fiscal year 2009. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

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

        Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts and charity care deductions as a percentage of patient service revenues increased from 12.0% during fiscal 2007 to 12.5% during fiscal 2008 and decreased to 12.0% during fiscal 2009. Our self pay discharges as a percentage of total discharges have not fluctuated significantly during our past three fiscal years. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay volumes and revenues, our results of operations could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

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

        In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of June 30, 2009, we employed approximately 290 practicing  physicians, excluding residents.  The deployment of a physician employment strategy includes increased salary costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy.

        We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.

        An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours. We may not be able to make suitable acquisitions on favorable terms. We may have difficulty obtaining financing, if necessary, for such acquisitions on satisfactory terms. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after purchasing it and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party. In addition, we may not be able to effectively integrate any acquired facilities with our operations. Even if we continue to acquire additional facilities and/or enter into partnerships or affiliations with other healthcare service providers, federal and state regulatory agencies may constrain our ability to grow.

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

        Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred during the period June 1, 2002 to May 31, 2006, we maintained all of our professional and general liability insurance through this captive insurance subsidiary in respect of losses up to $10.0 million per occurrence. For claims incurred from June 1, 2006 to June 30, 2009, we self-insured the first $9.0 million per occurrence, and our captive subsidiary insured the next $1.0 million per occurrence. We have also purchased an umbrella excess policy for professional and general liability insurance for the period July 1, 2009 to June 30, 2010 with unrelated commercial carriers. This policy covers losses in excess of $10.0 million per occurrence up to $75.0 million, but is limited to total annual payments of $65.0 million in the aggregate. While our premium prices have declined during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported.  There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition could be materially adversely affected.

        Physicians’ professional liability insurance costs in certain markets have dramatically increased to the point where some physicians are either choosing to retire early or leave those markets. If physician professional liability insurance costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volumes and revenues. Our hospitals may also incur a greater percentage of the amounts paid to claimants if physicians are unable to obtain adequate malpractice coverage since we are often sued in the same malpractice suits brought against physicians on our medical staffs who are not employed by us.

        We anticipate employing over 160 additional physicians during our fiscal year 2010. Such a significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods since for employed physicians there is no insurance coverage from unaffiliated insurance companies.

        We are subject to uncertainties regarding healthcare reform that could materially and adversely affect our business.

        In recent years, an increasing number of legislative initiatives have been introduced or proposed in Congress and in state legislatures that would result in major changes in the healthcare system, either nationally or at the state level. Among the proposals that have been introduced in recent years are price controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a government health insurance plan or plans that would cover all citizens and increase payments by beneficiaries. Also, theObama administration has stated as its top domestic priority its desire to reform the U.S. healthcare system with the goal of providing affordable, accessible healthcare for all Americans. In July 2009 four of the five Congressional committees working on healthcare reform approved some version of reform legislation.  In the House of Representatives, all three committees working on the legislation (the Committees on Ways and Means, Energy and Commerce and Education and Labor) passed different versions of the same extensive reform bill under which, for individuals not currently covered, a new healthcare exchange will be established where they can select either a new “public health insurance option” or a plan offered by private insurers. During the Congressional recess in August 2009, the three House committees worked to meld the bills into one final version for consideration by the entire House of Representatives as early as September 2009. In the Senate, its Committee on Health, Education, Labor and Pensions approved its version of healthcare reform legislation on July 15, 2009 which is similar to, but less extensive in benefits than, the House version. Meanwhile, during August 2009 the Senate Committee on Finance continued its efforts to negotiate a bipartisan agreement on healthcare reform legislation and that committee is not expected to vote upon its healthcare reform bill until at least September 2009. One of the most significant differences in the legislation produced by the Senate Finance Committee is likely to be the establishment of state and/or regional health insurance cooperatives in lieu of a federally-administered “public option” to compete with private health insurance plans.  Once passed by the Senate Finance Committee, the two Senate committees will need to merge the two bills into one final version for consideration by the entire Senate, potentially in September or October 2009. Also, many states have enacted or are considering enacting measures designed to reduce their Medicaid expenditures. States have also adopted, or are considering, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand states’ Medicaid systems. We cannot predict whether any of the above proposals or any other proposals will be adopted, and if adopted, we cannot assure you that the implementation of these reforms will not have a material adverse effect on our business, financial position or results of operations.

        Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.

        Among our operations as of June 30, 2009, five hospitals and various related healthcare businesses were located in San Antonio, Texas; five hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; and three hospitals and related healthcare businesses were located in Massachusetts.

For the year ended June 30, 2009, our total revenues were generated as follows:

Year Ended June 30, 2009

San Antonio	29.6%
Phoenix Health Plan and Abrazo Advantage Health Plan	19.3
Massachusetts	18.3
Metropolitan Phoenix, excluding Phoenix Health Plan and Abrazo Advantage Health Plan	17.9
Metropolitan Chicago (1)	14.6
Other	0.3

____________________	100.0%
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

        For the year ended June 30, 2009, PHP generated approximately 18.1% of our total revenues. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective healthcare providers;
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences

        Our current contract with AHCCCS began October 1, 2008 and expires September 30, 2011. This contract is terminable without cause on 90 days’ written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. If our AHCCCS contract is terminated, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary cuts or other political factors, our results of operations could be adversely affected.

        For the year ended June 30, 2009, AAHP generated 1.2% of our total revenues. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible enrollees on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2009. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.

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

        Congress is currently considering a bill called the Employee Free Choice Act of 2009 (“EFCA”) which organized labor, a major supporter of the Obama administration, has called its number one legislative objective. EFCA would amend the National Labor Relations Act to establish a procedure whereby the National Labor Relations Board would certify a union as the bargaining representative of employees, without a NLRB-supervised secret ballot election, if a majority of unit employees signs valid union authorization cards (the “card-check provision”). Additionally, under EFCA, parties that are unable to reach a first contract within 90 days of collective bargaining could refer the dispute to mediation by the Federal Mediation and Conciliation Service. If the Service is unable to bring the parties to agreement within 30 days, the dispute then would be referred to binding arbitration. Also, the bill would provide for increased penalties for labor law violations by employers. In July 2009, due to intense opposition from the business community, alternative draft legislation became public dropping the card-check provision, but putting in its place new provisions making it easier for employees to organize including provisions to require shorter unionization campaigns, faster elections and limitations on employer-sponsored anti-unionization meetings which employees are required to attend. This legislation, if passed, would make it easier for our nurses or other groups of hospital employees to unionize, which could materially increase our labor costs.

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

        The United States economy is currently in a period of recession and global credit markets remain volatile. Declining consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of recession will have an adverse impact on our operations. Other risk factors discussed in this report describe some significant risks that may be magnified by the current economic conditions such as the following:

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

        Section 404 of the Sarbanes-Oxley Act of 2002 (the “404 Act”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report. The 404 Act also requires our independent auditors to opine on our internal control over financial reporting beginning with our fiscal year ending June 30, 2010. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under the 404 Act. However, we can not assure you that the conclusions reached in our June 30, 2010 management report will be the same as those reached by our independent auditors in its report. Failure on our part to comply with the 404 Act may subject us to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.

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

        As a result of these and other factors, we cannot assure you that we will not experience increased construction costs on our construction projects or that we will be able to construct our current or any future construction projects as originally planned. In addition, our current and any future major construction projects would involve a significant commitment of capital with no revenues associated with the projects during construction, which also could have a future adverse impact on our liquidity.

        If the costs for construction materials and labor continue to rise, such increased costs could have an adverse impact on the return on investment relating to our expansion projects.

        The cost of construction materials and labor has significantly increased over the past years as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber due to multiple factors. Increases in oil and gas prices have increased costs for oil-based products and for transporting materials to job sites. As we continue to invest in modern technologies, emergency rooms and operating room expansions, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds our cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.

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

        Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2009, we had approximately $692.1 million of goodwill recorded on our financial statements. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our Chicago hospitals to their fair values. If the carrying value of our goodwill is further impaired, we may incur an additional material non-cash charge to earnings.

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

        As of June 30, 2009, we leased approximately 53,200 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.

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

        Sherman Act Antitrust Class Action Litigation – Maderazo, et al v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al, Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006)

        On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys fees. From 2006 through April 2008 we and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, the issue of whether the court will certify a class in this suit. In April 2008 the case was stayed by the judge pending his ruling on plaintiffs’ motion for class certification. We believe that the allegations contained within this putative class action suit are without merit, and we have vigorously worked to defeat class certification. If a class is certified, we will continue to defend vigorously against the litigation.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of stockholders during the fourth quarter ended June 30, 2009, except that the holders of 100% of our outstanding common stock approved Amendment 6 to our 2004 Stock Incentive Plan pursuant to a written consent dated May 5, 2009. This Amendment increased the total number of our shares which may be issued under the Plan from 101,117 to 105,611.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        There is no established public trading market for our common stock.  At September 1, 2009, there were five holders of record of our common stock.  These holders are VHS Holdings LLC and four investment funds affiliated with Blackstone.

        We have not declared or paid any dividends on our common stock in our two most recent fiscal years.  We intend to retain all current and foreseeable future earnings to support operations and finance expansion.  Our senior secured credit facility and the indentures governing our long-term indebtedness restrict our ability to pay cash dividends on our common stock.

        There were no unregistered sales of our equity securities during the quarter ended June 30, 2009.

        Information regarding our equity compensation plans is set forth in this report under “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plan Information”, which information is incorporated herein by reference.

Item 6.    Selected Financial Data.

        The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2009 (including the predecessor and successor periods). The selected historical financial data as of and for the combined predecessor and successor year ended June 30, 2005 and the years ended June 30, 2006, 2007, 2008 and 2009 were derived from our audited consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. Dispositions completed during fiscal 2007 have been excluded from all periods presented. See “Executive Overview” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Combined Basis Year Ended June 30, 2005	Year Ended June 30, 2006	Year Ended June 30, 2007	Year ended June 30, 2008	Year ended June 30, 2009	Predecessor July 1, 2004 through September 22, 2004	Successor September 23, 2004 through June 30, 2005

	(Dollars in millions, except Operating Data)
Statement of Operations Data:
Total revenues	$2,037.3	$2,418.6	$2,580.7	$2,790.7	$3,199.7	$397.9	$1,639.4
Costs and expenses:
Salaries and benefits (includes stock compensation of $97.4, $1.7, $1.2, $2.5, $4.4, $96.7 and $0.7, respectively)	909.2	991.4	1,067.9	1,152.7	1,240.1	248.2	661.0
Supplies	336.8	394.1	421.8	434.5	456.3	63.7	273.1
Health plan claims expense	237.2	270.3	297.0	328.2	525.6	55.0	182.2
Provision for doubtful accounts	133.0	156.8	175.2	205.6	210.8	27.8	105.2
Other operating expenses	288.8	353.0	375.0	405.8	468.9	57.3	231.5
Depreciation and amortization	75.7	100.3	118.6	131.0	130.6	16.0	59.7
Interest, net	82.3	103.8	123.8	122.1	111.6	9.0	73.3
Debt extinguishment costs	62.2	0.1	—	—	—	62.2	—
Minority interests	(0.3)	2.6	2.6	3.0	3.2	(0.5)	0.2
Merger expenses	23.3	—	—	—	—	23.1	0.2
Impairment loss	—	—	123.8	—	6.2	—	—
Other expenses	3.6	6.5	0.2	6.5	2.7	0.4	3.2

Subtotal	2,151.8	2,378.9	2,705.9	2,789.4	3,156.0	562.2	1,589.6

Income (loss) from continuing operations before income taxes	(114.5)	39.7	(125.2)	1.3	43.7	(164.3)	49.8
Income tax expense (benefit)	(34.7)	17.8	(11.6)	1.7	16.0	(52.2)	17.5

Income (loss) from continuing operations	(79.8)	21.9	(113.6)	(0.4)	27.7	(112.1)	32.3
Income (loss) from discontinued operations, net of taxes	1.7	(9.0)	(19.1)	(0.3)	0.9	1.4	0.3

Net income (loss)	(78.1)	12.9	(132.7)	(0.7)	28.6	(110.7)	32.6
Preferred dividends	(1.0)	—	—	—	—	(1.0)	—

Net income (loss) attributable to common stockholders	$(79.1)	$12.9	$(132.7)	$(0.7)	$28.6	$(111.7)	$32.6

Balance Sheet Data:
Assets	$2,471.7	$2,650.5	$2,538.1	$2,582.3	$2,731.1		$2,471.7
Long-term debt, including current portion	1,357.1	1,519.2	1,528.7	1,537.5	1,551.6		1,357.1
Working capital	77.7	193.0	156.4	217.8	251.6		77.7

Other Financial Data:
Capital expenditures	$224.2	$275.5	$164.3	$121.6	$132.1	$27.1	$197.1
Cash provided by operating activities	201.8	149.3	123.3	173.1	308.2	78.8	123.0
Cash used in investing activities	(324.3)	(245.4)	(118.5)	(143.8)	(133.6)	(50.0)	(274.3)
Cash provided by (used in) financing activities	151.6	140.5	(8.3)	(7.8)	(8.0)	(20.0)	171.6

Operating Data-continuing operations: (unaudited)
Number of hospitals at end of period	15	15	15	15	15
Number of licensed beds at end of period (a)	3,907	3,937	4,143	4,181	4,135
Discharges (b)	147,798	162,446	166,873	169,668	167,880
Adjusted discharges - hospitals (c)	231,322	261,056	264,698	270,076	274,767
Adjusted discharges (d)	278,255	303,696	278,820	284,680	289,997
Net revenue per adjusted discharge – hospitals (e)	$6,859	$7,319	$7,766	$8,110	$8,623
Net revenue per adjusted discharge (f)	$6,817	$7,353	$7,690	$8,059	$8,517
Patient days (g)	623,333	701,307	721,832	734,838	709,952
Average length of stay (days) (h)	4.2	4.3	4.3	4.3	4.2
Inpatient surgeries (i)	33,424	36,606	37,227	37,538	37,970
Outpatient surgeries (j)	67,944	76,437	76,606	73,339	76,378
Emergency room visits (k)	504,172	554,250	572,946	588,246	605,729
Occupancy rate (l)	48.5%	49.2%	48.2%	48.0%	47.0%
Average daily census (m)	1,708	1,921	1,978	2,008	1,945
Member lives (n)	146,700	146,200	145,600	149,600	218,700
Health plan claims expense percentage (o)	71.1%	72.1%	74.0%	72.9%	77.5%

____________________
(a)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(b)

Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(c)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined hospital inpatient and outpatient volumes. Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient and gross hospital outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation enables management to assess hospital volumes by a combined measure of hospital inpatient and outpatient utilization.

(d)

Adjusted discharges is used by management and certain investors as a general measure of consolidated inpatient and outpatient volumes. Adjusted discharges is computed by multiplying discharges by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the result by gross inpatient revenues.

(e)

Net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(f)

Net revenue per adjusted discharge is calculated by dividing net patient revenues by adjusted discharges and measures the average net payment expected to be received for an episode of service provided to a patient.

(g)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(h)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(i)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(j)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(k)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(l)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(m)	Average daily census represents the average number of patients in our hospitals each day during our ownership.

(n)	Member lives represent the total number of enrollees in PHP, AAHP and MHP as of the end of the respective period.

(o)	Health plan claims expense percentage is calculated by dividing health plan claims expense by premium revenues.

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

Executive Overview

        As of June 30, 2009, we owned and operated 15 hospitals with a total of 4,135 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of June 30, 2009, we also owned three health plans as set forth in the following table.

Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	176,200
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	2,800
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	39,700

		218,700

        Our objective is to help communities achieve health for life by delivering an ideal patient-centered experience in a highly reliable environment of care. We plan to grow our business by improving quality of care, expanding services and strengthening the financial performance of our existing operations and selectively acquiring other hospitals where we see an opportunity to improve operating performance and profitability.

Operating Environment

        We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us.  In order to remain competitive in the markets we serve, we must transform our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers.  These factors will require continued focus on quality of care initiatives. As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. In the following paragraphs we discuss both current challenges and future challenges that we face and our strategies to proactively address them.

        Pay for Performance Reimbursement

        Many payers, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2010, Medicare expanded the number of quality measures to be reported to 47 compared to 43 during federal fiscal year 2009. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  While current Medicare guidelines and contracts with most managed care payers provide for reimbursement based upon the reporting of quality measures, we believe it is only a matter of time until all significant payers utilize the quality measures themselves to determine reimbursement rates for hospital services. In order to meet these requirements, we must deliver an ideal patient-centered experience. This will require us to engage our nurses and partner with physicians to drive our quality of care strategies, invest in and to upgrade our information technology systems to monitor clinical quality indicators and to make all of our processes more efficient.

        Physician Alignment

        Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To provide our patients access to the appropriate physician resources, we recruited approximately 150 physicians to the communities served by our hospitals during the year ended June 30, 2009 through employment agreements, relocation agreements or physician practice acquisitions. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist strategy is a key element in coordination of patient-centered care. The costs associated with recruiting, integrating and managing such a large number of new physicians will have a negative impact on our operating results and cash flows in the short term. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term.

        Cost pressures

        In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past year, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits and higher nurse to patient ratios necessary to improve quality of care. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives including consolidation of low-priced vendors, establishment of value analysis teams and coordination of care efforts with physicians to reduce physician preference items.

        Potential Healthcare Reform

        The increase in the number of individuals and families without healthcare coverage has heightened debate about whether and how to implement comprehensive reform of the United States healthcare system. The Obama administration has made healthcare reform its primary domestic agenda item, and Congress is currently considering multiple plans on how to change the healthcare system and how to fund those changes. Generally, President Obama and most members of Congress believe that the current healthcare system is too inefficient and leaves too many individuals without healthcare coverage. Much of the current healthcare reform debate includes the following considerations: whether a public insurance option should be established; the impact to private insurance companies; the impact to consumer choice of healthcare services; the impact to small businesses; and the impact of funding alternatives including personal tax rate increases, business surcharges, service provider assessments and increasing the federal deficit. We are not able to predict whether healthcare reform will be implemented, what provisions a potential reform plan may include or what impact these developments may have on our future operating results or cash flows at this time.

        Implementation of our Clinical Quality Initiatives

The integral component of each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the current 43 CMS quality indicators, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.

Revenue/Volume Trends

        Our revenues depend upon inpatient occupancy levels, outpatient procedures performed at our facilities, the ancillary services and therapy programs ordered by physicians and provided to patients and our ability to successfully negotiate appropriate payment rates for these services with third party payers.

        Sources of Revenues

        The primary sources of our revenues include various managed care payers including managed Medicare and managed Medicaid programs, the traditional Medicare program, various state Medicaid programs, commercial health plans and the patients themselves. We are typically paid much less than our gross charges regardless of the payer source. Refer to “Item 1. Business – “Sources of Revenues” section of this report for a comprehensive discussion of these payers, how they reimburse us for our services provided and the risks we face with regard to potential reimbursement changes.

        The following table sets forth the percentages of net patient revenues by payer for the years ended June 30, 2007, 2008 and 2009.

	Year ended June 30,

	2007	2008	2009

Medicare	26.4%	26.2%	25.3%
Medicaid	8.6%	7.6%	7.8%
Managed Medicare	12.8%	14.0%	14.1%
Managed Medicaid	7.5%	7.5%	8.9%
Managed care	32.0%	35.0%	34.8%
Self pay	9.7%	8.6%	8.2%
Other	3.0%	1.1%	0.9%

Total	100.0%	100.0%	100.0%

        Volumes by Payer

        During the year ended June 30, 2009, we experienced a 1.1% decrease in discharges compared to the prior year. During the year ended June 30, 2009, we experienced a 1.7% increase in hospital adjusted discharges compared to the prior year. The following table provides details of discharges by payer for the years ended June 30, 2007, 2008 and 2009.

	Year ended June 30,

	2007		2008		2009

Medicare	46,452	27.8%	47,040	27.7%	45,516	27.1%
Medicaid	22,518	13.5%	20,195	11.9%	17,068	10.2%
Managed Medicare	23,339	14.0%	26,040	15.3%	26,925	16.0%
Managed Medicaid	18,579	11.1%	19,893	11.7%	23,185	13.8%
Managed care	48,481	29.1%	50,040	29.5%	48,977	29.2%
Self pay	6,181	3.7%	5,854	3.5%	5,650	3.4%
Other	1,323	0.8%	606	0.4%	559	0.3%

Total	166,873	100.0%	169,668	100.0%	167,880	100.0%

        Impact of Current Economic Environment

        We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. The current economic recession has negatively impacted many industries. While many healthcare services are considered non-discretionary in nature, certain services including elective procedures and other non-emergent services may be deferred or canceled by patients when they are suffering personal financial hardship or have a negative outlook on the general economy. Increases in unemployment often result in a higher number of uninsured patients, and employer cost reduction programs may result in a higher level of co-pays and deductible limits for patients.  Governmental payers and managed care payers may reduce reimbursement paid to hospitals and other healthcare providers to address budget shortfalls or enrollment declines. We are unable to determine the specific impact of the economic recession on our results of operations and cash flows, but we believe a prolonged or more severe economic recession during the remainder of 2009 and into 2010 will have an adverse impact on our revenues whether in the form of payer mix shifts from managed care to uninsured or Medicaid, additional charity care, lower patient volumes, lower collection rates of patient co-pay and deductible balances or a combination of such factors.  We expect our volumes to improve more significantly over the long-term as a result of our quality of care and service expansion initiatives and other market-specific strategies, especially as more individuals in the markets we serve reach ages where hospital services become more prevalent. However, we have no way to estimate when the economy may improve or when we will realize the benefits of our long-term strategies.

        Payer Reimbursement Trends

        In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted hospital discharge was $8,110 and $8,623 for the years ended June 30, 2008 and 2009, respectively. This increase reflects improved reimbursement for services provided under negotiated managed care contracts and increased revenues earned from the Texas upper payment limit (“UPL”) program and the Illinois provider tax assessment (“PTA”) program further described below. However, due to consolidation of managed care plans and federal and state efforts to decrease Medicare and Medicaid spending, our ability to recognize improved reimbursement above or equal to rates recognized in previous periods is becoming more difficult. We cannot assure you that future reimbursement rates, even if improved, will sufficiently cover potential increases in the cost of providing healthcare services to our patients.

        During fiscal 2007 we were approved to receive payments under the Bexar County, Texas UPL Medicaid program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. CMS began reviewing the operations of this private hospital UPL program after the State of Texas made the first payments in April 2007. It is customary for CMS to review Medicaid UPL payment programs. In October 2007, the State of Texas halted all funding of its private hospital UPL programs due to the deferral by CMS of certain federal Medicaid payments to the State of Texas. In August 2008, CMS completed its review and the state lifted its moratorium on payments under this UPL program. Payments received under the Texas UPL program increased income before taxes by $0.2 million and $19.5 million during the years ended June 30, 2008 and 2009, respectively.

        During our third quarter of fiscal 2009, the federal government approved federal matching funds for the Illinois PTA program. This program enables the state of Illinois to increase funding for its state Medicaid plan. Hospitals providing services to Medicaid enrollees receive funds directly from the state and then repay a portion of these proceeds to the state in the form of a provider tax assessment. We received $24.9 million of cash from this program during the year ended June 30, 2009, all of which increased revenues and $13.4 million of which was subsequently paid to the state in the form of a provider tax assessment and is included in non-income taxes in our consolidated statement of operations for the year ended June 30, 2009. The PTA program increased income before taxes by $11.5 million during the year ended June 30, 2009.

        Accounts Receivable Collection Risks Leading to Increased Bad Debts

        Similar to others in the hospital industry, we have a significant amount of self-pay receivables (including self-pay after primary), and collecting these receivables is difficult and may become more difficult if economic conditions worsen. The following table provides a summary of our accounts receivable payer class mix as of June 30, 2007, 2008 and 2009.

June 30, 2007	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.0%	0.6%	0.6%	16.2%
Medicaid	7.5%	2.0%	1.0%	10.5%
Managed Medicare	7.6%	0.7%	0.6%	8.9%
Managed Medicaid	5.3%	0.6%	0.7%	6.6%
Managed Care	25.1%	2.7%	1.6%	29.4%
Self-Pay(1)	10.2%	8.0%	1.7%	19.9%
Self-Pay after primary(2)	1.8%	2.8%	1.1%	5.7%
Other	1.8%	0.6%	0.4%	2.8%
Total
	74.3%	18.0%	7.7%	100.0%

June 30, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.3%	0.6%	0.4%	16.3%
Medicaid	8.0%	2.2%	1.3%	11.5%
Managed Medicare	8.5%	0.6%	0.5%	9.6%
Managed Medicaid	5.6%	0.4%	0.3%	6.3%
Managed Care	25.8%	2.6%	1.9%	30.3%
Self-Pay(1)	9.3%	7.6%	1.1%	18.0%
Self-Pay after primary(2)	1.9%	2.6%	1.0%	5.5%
Other	1.6%	0.5%	0.4%	2.5%

Total	76.0%	17.1%	6.9%	100.0%

June 30, 2009	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.6%	0.3%	0.3%	16.2%
Medicaid	6.7%	0.9%	1.0%	8.6%
Managed Medicare	10.0%	0.5%	0.3%	10.8%
Managed Medicaid	7.1%	0.5%	0.5%	8.1%
Managed Care	25.1%	2.3%	1.5%	28.9%
Self-Pay(1)	9.7%	8.1%	0.8%	18.6%
Self-Pay after primary(2)	2.1%	2.9%	0.9%	5.9%
Other	1.8%	0.6%	0.5%	2.9%

Total	78.1%	16.1%	5.8%	100.0%

____________________
(1)  Includes uninsured only.
(2)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

        Our combined allowances for doubtful accounts, self-pay discounts and charity care covered 96.3% and 96.5% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2008 and 2009, respectively.

        The volume of self-pay accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry in the near term.

        Governmental and Managed Care Payer Reimbursement

        Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current economic recession has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers, since raising taxes is not a popular option during recessionary cycles. Further, the tightened credit markets have complicated the states’ efforts to issue additional bonds to raise cash. During the year ended June 30, 2009, Medicaid and managed Medicaid programs accounted for approximately 17% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the year ended June 30, 2009, we recognized approximately 35% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.

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

        Premium Revenues

        We recognize premium revenues from our three health plans, PHP, AAHP and MHP. PHP’s membership increased to approximately 176,200 at June 30, 2009 compared to approximately 103,400 at June 30, 2008 primarily due to a new contract with Arizona Health Care Cost Containment System (“AHCCCS”) that went into effect on October 1, 2008, as discussed below. Premium revenues from these three plans increased $227.8 million or 50.6% during the year ended June 30, 2009 compared to the prior year period.

        In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract covers the three counties covered under the previous contract (Gila, Maricopa and Pinal) plus an additional six Arizona counties: Apache, Coconino, Mohave, Navajo, Pima and Yavapai. We experienced a significant increase in PHP membership and premium revenues during our second, third and fourth quarters of our fiscal year ended June 30, 2009 as a result of this new contract. The new contract utilizes a national episodic/diagnostic risk adjustment factor for non-reconciled enrollee risk groups, the calculation of which AHCCCS expects to finalize by September 30, 2009 and then apply retroactively to October 1, 2008, that was not part of PHP’s previous AHCCCS contract. Our financial statements include an estimated reserve for the impact of this risk adjustment factor, and we will adjust the reserve as necessary once the calculation is finalized by AHCCCS. Given the State of Arizona’s recent budget crisis and continued concerns about economic indicators during its 2010 fiscal year, AHCCCS could cut reimbursement rates, reduce enrollment, defer capitation payments, reduce or limit covered services or take other steps to reduce program expenditures including cancelling PHP’s contract.  Any of these actions could materially adversely impact our future results of operations, financial position or cash flows.

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

       Revenues and Revenue Deductions

        We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third party payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, we apply contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenues were 1% higher for all insured accounts, our net revenues would have been reduced by approximately $79.0 million for the year ended June 30, 2009. We derive most of our patient service revenues from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

        Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of our patient service revenues.

        Medicare regulations and many of our managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. We estimate amounts owed to or receivable from the Medicare program using the best information available and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in our consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $6.3 million, $7.9 million and $8.0 million during the years ended June 30, 2007, 2008 and 2009, respectively. Additionally, updated regulations and contract negotiations with payers occur frequently, which necessitates continual review of revenue estimation processes by management. Management believes that future adjustments to its current third party settlement estimates will not materially impact our results of operations, cash flows or financial position.

        Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. These discounts were approximately $11.7 million for the year ended June 30, 2009. We implemented this policy for most of our remaining facilities effective July 1, 2009 and expect to implement it at all of our facilities by the end of our fiscal year 2010.

        We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the past three fiscal years, a significant percentage of our charity care deductions represented services provided to undocumented aliens under the Section 1011 border funding reimbursement program. Border funding qualification has ended in Texas, and we expect that qualification will end sometime during our fiscal 2010 in Arizona and Illinois when funds appropriated to those states have been exhausted.

        The following table provides a breakdown of our charity care deductions during the years ending June 30, 2007, 2008 and 2009, respectively (in millions).

	Year ended June 30,

	2007	2008	2009

Total charity care deductions	$86.1	$86.1	$91.8
Border funding charity deductions, net of payments received	$19.4	$29.6	$34.9
Payments received for border funding accounts	$2.0	$3.8	$4.6

        We record revenues related to the Illinois PTA program, as previously described, when the receipt of payment from the state entity is assured. For the Texas UPL program, as previously described, we recognize revenues that offset the expenses associated with the provision of charity care when the services are provided. We recognize federal match revenues under the Texas UPL program when payments are assured.

        We earned premium revenues of $401.4 million, $450.2 million and $678.0 million during the years ended June 30, 2007, 2008 and 2009, respectively, from our health plans. Our health plans, PHP, AAHP and MHP, have agreements with AHCCCS, CMS and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of enrollees in PHP and AAHP. Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to CMS.

       Allowance for Doubtful Accounts and Provision for Doubtful Accounts

        Our ability to collect the self-pay portions of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 28.1% and 30.6% of accounts receivable, net of contractual discounts, as of June 30, 2008 and 2009, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.

        We estimate our allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to discharge date plus percentages of uninsured accounts and self-pay after primary accounts less than 365 days old. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. We adjust the standard percentages in our allowance for doubtful accounts reserve policy as necessary given changes in trends from these analyses. We most recently adjusted this reserve policy when we implemented our uninsured discount policy in Illinois. If our uninsured accounts receivable as of June 30, 2009 were 1% higher, our provision for doubtful accounts would have increased by $1.0 million. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows.

        Prior to the implementation of our new uninsured discount policy, we classified accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and recorded a contractual allowance for these accounts equal to the average Medicaid reimbursement rate for that specific state until qualification was confirmed at which time the account was netted in the aging. In the event an account did not successfully qualify for Medicaid coverage and did not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remained a revenue deduction (similar to a self-pay discount), and the remaining net account balance was reclassified to uninsured status and subjected to our allowance for doubtful accounts policy. If accounts did not qualify for Medicaid coverage but did qualify as charity care, the contractual adjustments were reversed and the gross account balances was recorded as charity deductions.

        Upon the implementation of our new uninsured discount policy, all uninsured accounts (including those pending Medicaid qualification) that do not qualify for charity care receive the standard uninsured discount. The balance of these accounts are subject to our allowance for doubtful accounts policy. For those accounts that subsequently qualify for Medicaid coverage, the uninsured discount is reversed and the account is reclassified to Medicaid accounts receivable with the appropriate contractual discount applied. Thus, the contractual allowance for Medicaid pending accounts is no longer necessary for those accounts subject to the uninsured discount policy. The following table provides the value of accounts pending Medicaid qualification, the balance successfully qualified for Medicaid coverage, the balance not qualified and transferred to uninsured status, the balance not qualified and transferred to charity and the percentage successfully qualified for Medicaid coverage during the respective fiscal years (dollars in millions).

	Fiscal Year June 30, 2008			Fiscal Year June 30, 2009

	Accounts prior	Accounts subject		Accounts prior	Accounts subject
	to uninsured	to uninsured		to uninsured	to uninsured
	discount policy	discount policy	Total	discount policy	discount policy	Total

Medicaid pending accounts receivable balance	$12.5	$–	$12.5	$12.5	$3.3	$15.8
Medicaid pending accounts successfully qualified	$22.5	$–	$22.5	$23.5	$–	$23.5
Medicaid pending accounts not qualified (uninsured)	$25.1	$–	$25.1	$29.4	$0.2	$29.6
Medicaid pending accounts not qualified (charity)	$7.2	$–	$7.2	$8.0	$–	$8.0
Medicaid pending qualification success percentage			41%			39%

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

       Insurance Reserves

        As of June 30, 2008, we maintained a self-insured medical plan for a limited number of our employees. Claims were accrued under the self-insured plan as the incidents that gave rise to them occurred. Unpaid claims accruals were based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. Effective July 1, 2008, we began covering all of our employees under a self-insured medical plan, which subjected us to significantly higher risks and reserve levels.

        Due to the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, our wholly owned captive subsidiary insured our professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred subsequent to May 31, 2006 through June 30, 2009, we self-insured the first $9.0 million per claim, and the captive subsidiary insured the next $1.0 million per claim. We maintain excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.

        We insure our excess professional and general liability coverage under a retrospectively rated policy, and premiums under this policy are recorded at the minimum premium amount unless our claims experience leads us to believe that a higher premium applies. We self-insure our workers compensation claims up to $1.0 million per claim and purchase excess insurance coverage for claims exceeding $1.0 million.

        The following tables summarize our employee health, professional and general liability and workers compensation reserve balances (including the current portions of such reserves) as of June 30, 2008 and 2009 and claims loss and claims payment information during the years ended June 30, 2007, 2008 and 2009.

	Employee Health	Professional and General Liability	Workers Compensation

	(in millions)
Reserve balance:
June 30, 2006	$1.6	$58.8	$15.3
June 30, 2007	$1.2	$64.6	$18.5
June 30, 2008	$1.5	$74.3	$18.8
June 30, 2009	$13.4	$92.9	$18.2

Current year provision for claims losses:
Fiscal year 2007	$6.8	$24.7	$9.4
Fiscal year 2008	$7.3	$22.4	$7.6
Fiscal year 2009	$93.2	$22.2	$7.8

Adjustments to prior year claims losses:
Fiscal year 2007	$–	$(4.5)	$–
Fiscal year 2008	$–	$(0.6)	$(2.3)
Fiscal year 2009	$(0.6)	$13.4	$(3.8)

Claims paid related to current year:
Fiscal year 2007	$6.0	$0.2	$1.3
Fiscal year 2008	$5.8	$0.1	$1.0
Fiscal year 2009	$79.8	$0.3	$1.6

Claims paid related to prior years:
Fiscal year 2007	$1.2	$14.2	$4.9
Fiscal year 2008	$1.2	$12.0	$4.0
Fiscal year 2009	$0.9	$16.7	$3.0

        In developing our estimates of our reserves for employee health, professional and general liability and workers compensation claims, we utilize actuarial and certain case-specific information. Each reserve is comprised of estimated indemnity and expense payments related to:  1) reported events (“case reserves”) and 2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its human resource and risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including our risk exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in our estimates. We discount our workers compensation reserve using actuarial estimates of projected cash payments in future periods (approximately 5.0% for each of the past three fiscal years). We do not discount our professional and general liability reserve. We adjust these reserves from time to time as we receive updated information.

        In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of our hospitals in the amount of approximately $14.9 million, which exceeded our captive subsidiary’s $10.0 million self insured limit. Based upon this verdict, we increased our professional and general liability reserve by the excess of the verdict amount over our previously established case reserve estimate and recorded a receivable from our captive subsidiary’s third party excess carrier for that portion exceeding $10.0 million. We then reduced this receivable by the additional premium due to the excess carrier under our retrospectively rated insurance policy for that particular policy year. These developments resulted in an increase to insurance expense of approximately $11.9 million during the year ended June 30, 2009. We appealed this verdict since most of the verdict represented non-economic damages like pain and suffering, but we can not predict whether or not the verdict will be reduced at this time.

        Our best estimate of professional and general liability and workers compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under United States generally accepted accounting principles, would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels.

	Professional and General Liability	Workers Compensation

	(in millions)
June 30, 2008 reserve:
As reported	$74.3	$18.8
With 75% Confidence Level	$85.7	$21.5
With 90% Confidence Level	$97.2	$23.8

June 30, 2009 reserve:
As reported	$92.9	$18.2
With 75% Confidence Level	$104.9	$21.2
With 90% Confidence Level	$116.9	$23.8

        Our best estimate of employee health claims IBNR relies primarily upon payment lag data. If our estimate of the number of unpaid days of employee health claims expense changed by 5 days, our employee health IBNR estimate would change by approximately $1.3 million.

       Health Plan Claims Reserves

        During the years ended June 30, 2007, 2008 and 2009, medical claims expense was $297.0 million, $328.2 million and $525.6 million, respectively, primarily representing medical claims of PHP. Vanguard estimates PHP’s reserve for medical claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of enrollees and certain enrollee demographic information. The following table provides the health plan reserve balances as of June 30, 2008 and 2009 and health plan claims and payment information during the years ended June 30, 2007, 2008 and 2009, respectively (in millions).

	Year ended June 30,

	2007	2008	2009

Health plan reserves, beginning of year	$46.6	$61.4	$51.1
Current year provision for health plan claims	293.9	329.7	525.5
Current year adjustments to prior year health plan claims	3.1	(1.5)	0.1
Program settlement, capitation and other activity	(9.7)	(24.2)	19.3
Claims paid related to current year	(231.2)	(268.4)	(424.6)
Claims paid related to prior years	(41.3)	(45.9)	(53.8)

Health plan reserves, end of year	$61.4	$51.1	$117.6

        The increases in reserves, claims losses and claims payments from 2008 to 2009 were primarily due to the significant increase in enrollees during the current year period as a result of the new AHCCCS contract that went into effect on October 1, 2008. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2007, 2008 and 2009, approximately $34.2 million, $31.2 million and $34.0 million, respectively, of accrued and paid claims for services provided to our health plan enrollees by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by enrollees in our health plans.

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

        In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Effective July 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). The following table provides the detail comprising our FIN 48 net liability from the date of adoption through June 30, 2009 (in millions).

Reclassification from income taxes payable	$0.3
Increase to non-current deferred tax assets	2.7
Cumulative impact of change recorded to retained earnings	(2.6)

Opening balance at July 1, 2007	$0.4
Additions for tax provisions of prior years	0.2

Balance at June 30, 2008	$0.6
Additions for tax positions of prior years	2.9
Reductions for tax positions of prior years	(0.3)

Balance at June 30, 2009	$3.2

        The provisions of FIN 48 allow for the classification election of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense. All $3.2 million of the unrecognized tax benefits, if recognized, would impact the effective tax rate.

        Long-Lived Assets and Goodwill

        Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. In May 2009, we recorded a $6.2 million ($3.8 million net of taxes) impairment charge to write-down the value of a building that we currently lease to other healthcare service providers to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals we own and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets for even a single hospital could materially adversely impact our operating results or financial position.

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

        We completed our annual goodwill impairment test during the fourth quarter of fiscal 2009 noting no impairment. However, we will continue to closely monitor the operations of our Chicago hospitals reporting unit, which has goodwill of approximately $43.0 million, due to the sensitivity of the projected operating results of this reporting unit to the goodwill impairment analysis. If projected future cash flows become less favorable than those projected by management, an additional impairment charge relating to our Chicago hospitals may become necessary that could have a material adverse impact on our financial position and results of operations.

Selected Operating Statistics

        The following table sets forth certain operating statistics for the periods indicated below.

	Year Ended June 30,

	2007	2008	2009

Number of hospitals at end of period	15	15	15
Number of licensed beds at end of period	4,143	4,181	4,135
Discharges (a)	166,873	169,668	167,880
Adjusted discharges - hospitals (b)	264,698	270,076	274,767
Adjusted discharges (c)	278,820	284,680	289,997
Net revenue per adjusted discharge-hospitals (d)	$7,766	$8,110	$8,623
Net revenue per adjusted discharge (e)	$7,690	$8,059	$8,517
Patient days (f)	721,832	734,838	709,952
Average length of stay (days) (g)	4.3	4.3	4.2
Inpatient surgeries (h)	37,227	37,538	37,970
Outpatient surgeries (i)	76,606	73,339	76,378
Emergency room visits (j)	572,946	588,246	605,729
Occupancy rate (k)	48.2%	48.0%	47.0%
Member lives (l)	145,600	149,600	218,700
Health plan claims expense percentage (m)	74.0%	72.9%	77.5%

____________________
(a)

Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(b)

Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined hospital inpatient and hospital outpatient volumes. Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient revenues and gross hospital outpatient revenues and then dividing the result by gross hospital inpatient revenues.

(c)

Adjusted discharges is used by management and certain investors as a general measure of consolidated inpatient and outpatient volumes. Adjusted discharges is computed by multiplying discharges by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the result by gross inpatient revenues.

(d)

Net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharge-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(e)

Net revenue per adjusted discharge is calculated by dividing net patient revenues by adjusted discharges and measures the average net payment expected to be received for an episode of service provided to a patient.

(f)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(i)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(j)	Emergency room visits represent the number of patient visits to a hospital emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(k)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient beds.

(l)	Member lives represent the total number of enrollees in PHP, AAHP and MHP as of the end of the respective period.

(m)	Health plan claims expense percentage is calculated by dividing health plan claims expense by premium revenues.

Results of Operations

        The following tables present a summary of our operating results for the respective periods shown.

	Year Ended June 30,

	2007		2008		2009

	Amount	%	Amount	%	Amount	%

	(Dollars in millions)

Patient service revenues	$2,179.3	84.4%	$2,340.5	83.9%	$2,521.7	78.8%
Premium revenues	401.4	15.6	450.2	16.1	678.0	21.2

Total revenues	2,580.7	100.0	2,790.7	100.0	3,199.7	100.0
Salaries and benefits (includes stock compensation of $1.2, $2.5 and $4.4 respectively)	1,067.9	41.4	1,152.7	41.3	1,240.1	38.7
Health plan claims expense	297.0	11.5	328.2	11.8	525.6	16.4
Supplies	421.8	16.4	434.5	15.5	456.3	14.3
Provision for doubtful accounts	175.2	6.8	205.6	7.4	210.8	6.6
Other operating expenses	375.0	14.5	405.8	14.5	468.9	14.6
Depreciation and amortization	118.6	4.6	131.0	4.7	130.6	4.1
Interest, net	123.8	4.8	122.1	4.4	111.6	3.5
Impairment loss	123.8	4.8	–	0.0	6.2	0.2
Other expenses	2.8	0.1	9.5	0.3	5.9	0.2

Income (loss) from continuing operations
before income taxes	(125.2)	(4.9)	1.3	0.1	43.7	1.4
Income tax expense (benefit)	(11.6)	(0.5)	1.7	0.1	16.0	0.5

Income (loss) from continuing operations	(113.6)	(4.4)	(0.4)	0.0	27.7	0.9
Income (loss) from discontinued operations,
net of taxes	(19.1)	(0.7)	(0.3)	0.0	0.9	0.0

Net income (loss)	$(132.7)	(5.1)%	$(0.7)	0.0%	$28.6	0.9%

Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008

        Revenues.  Patient service revenues increased 7.7% year over year primarily as a result of a 5.7% increase in patient revenues per adjusted discharge and a 1.9% increase in adjusted discharges. Total outpatient volumes increased year over year, including a 3.0% and 4.1% increase in emergency room visits and outpatient surgeries, respectively. Our volumes by payer remained relatively consistent during both years. However, our combined Medicaid and managed Medicaid net revenues as a percentage of total net revenues increased to 16.7% during the current year compared to 15.1% during the prior year, primarily as a result of the increase in Texas UPL and Illinois PTA revenues previously discussed. The acuity level of our patients also increased year over year. However, during the current year, we continued to generate most of our admissions from emergency room visits and experienced lower elective admissions. Patients often elect to defer elective procedures when general economic conditions are weak. We also face continued intense competition from other hospitals to recruit and retain the best physicians to practice in our facilities. Further improvement in our operating results will depend on our ability to increase elective inpatient and outpatient business to maintain a favorable payer mix. We believe our quality initiatives will be the catalyst for long-term revenue growth, especially given the forecasted population growth for most of the markets in which we operate. However, environmental factors outside our control, including patient demand, potential healthcare reform, deterioration of general economic conditions, payer pressures and increased competition could limit our future revenue growth.

        Premium revenues increased $227.8 million or 50.6% during the current year as a result of higher enrollment at PHP compared to the prior year. PHP’s new contract with AHCCCS began on October 1, 2008, and average enrollment increased from 101,435 during the prior year to 150,468 during the current year. PHP was awarded six new counties under the new contract in addition to the three counties served under the prior AHCCCS contract.

        We continue to implement our quality of care initiatives and streamline our processes from admission to discharge to provide our patients effective healthcare solutions in an efficient manner. Part of this process includes identifying the optimal service line mix that both meets the needs of our patients and improves our operating results. The success of these objectives depends on our ability to engage our nursing workforce, recruit and retain physicians who share our commitment to quality, strengthen the primary care infrastructure for our hospitals and complete capital improvements projects including advanced clinical systems in a timely manner.

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $3,156.0 million or 98.6% of total revenues during the current year, compared to 99.9% during the prior year. Salaries and benefits, supplies, health plan claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues decreased to 38.7% during the current year from 41.3% during the prior year. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower rate of salaries and benefits than acute care services, during the current year compared to the prior year and by the increase in Texas UPL and Illinois PTA revenues during the current year compared to the prior year. Salaries and benefits as a percentage of acute care segment revenues were 47.2% during the current year compared to 47.8% during the prior year, which improvement was primarily attributable to the Texas UPL and Illinois PTA revenues growth during the current year.

These ratios were adversely impacted during the current year by our investments in physician services and quality initiatives. We continue to employ more physicians to support the communities our hospitals serve and have added significant corporate resources during the past year to manage and oversee the physician growth. Implementation of our quality initiatives have also resulted in additional labor costs associated with training staff to utilize new clinical quality systems and additional hospital and corporate resources to monitor and manage quality indicators. As of June 30, 2009, we had approximately 19,200 full-time and part-time employees compared to 18,500 as of June 30, 2008. Our contract labor expense as a percentage of patient service revenues decreased to 2.6% for the current year compared to 3.5% for the prior year. We have been successful in our nurse recruiting and retention initiatives during the current year, much of which we attribute to our commitment to delivering quality patient care. While the national nursing shortage has abated to some degree during the current year as a result of weakened economic conditions, shortages in certain pockets of the communities we serve still exist. We expect that our nurse leadership program will help mitigate this risk.

•

Supplies.  Supplies as a percentage of total revenues decreased to 14.3% during the current year  compared to 15.5% during the prior year. Supplies as a percentage of patient service revenues decreased to 18.1% during the current year quarter compared to 18.6% during the prior year. The increase in Texas UPL and Illinois PTA revenues during the current year quarter accounted for approximately half of this improvement. Although the acuity of our services provided increased during the current year compared to the prior year, we were successful in limiting the ratio of supplies to patient service revenues by further implementing certain supply chain initiatives such as increased use of our group purchasing contract and pharmacy formulary management. Because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals, our ability to reduce this ratio in future periods may be limited.

•

Health plan claims.  Health plan claims expense as a percentage of premium revenues increased to 77.5% during the current year compared to 72.9% during the prior year. The new PHP contract resulted in a significant change in the mix of our AHCCCS enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties previously served by PHP. Also, the additional PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding medical claims expense. We could experience changes in this ratio during upcoming quarters as we receive more PHP historical claims payment information, especially for the new counties where service began on October 1, 2008. During fiscal 2009, we accrued for the estimated amount payable to AHCCCS for the risk adjustment factor payment methodology that will be retroactively applied to October 1, 2008, which also caused the health plan claims expense as a percentage of premium revenues to increase during the current year.

Health plan claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $34.0 million, or 6.1% of gross health plan claims expense, were eliminated in consolidation during the current year.

•

Provision for doubtful accounts.  The provision for doubtful accounts as a percentage of patient service revenues decreased to 8.4% during the current year from 8.8% during the prior year. On a combined basis, the provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of patient service revenues was 12.0% for both the current year and prior year periods. During the current year, our self-pay revenues as a percentage of net patient revenues decreased to 8.2% compared to 8.6% during the prior year. We have also experienced improved upfront cash collections and success in qualifying patients for coverage under Medicaid or similar programs. We utilized hindsight testing analysis, cash collections data and other metrics to conclude that our policies adequately provided for uncompensated care during the year ended June 30, 2009. Our combined allowances for doubtful accounts, uninsured discounts and charity care as of June 30, 2009 represented 96.5% of total self-pay accounts receivable compared to 96.3% as of June 30, 2008. We expect our bad debts ratios to remain sensitive to environmental factors including deteriorating economic conditions that could result in a greater number of uninsured patients and increased difficulty for patients to pay their co-payment and deductible balances.

        Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 14.6% during the current year compared to 14.5% during the prior year. Other operating expenses as a percentage of patient service revenues increased to 18.6% during the current year compared to 17.3% during the prior year. In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of our hospitals in the amount of approximately $14.9 million, which exceeded our captive insurance subsidiary’s $10.0 million self-insured limit. Based upon this verdict, we recognized additional insurance expense of $11.9 million during the current year representing the amount necessary to reach our captive’s self-insured limit plus additional premiums due to the third party excess coverage carrier under our retrospectively rated insurance policy with that carrier. Also, non-income taxes increased by $23.9 million during the current year primarily as a result of $13.4 million of Illinois PTA program cash receipts that were subsequently paid to the state in the form of a provider tax and higher premiums taxes related to the significant enrollment growth at PHP.

        Other. Depreciation and amortization was flat year over year.  Net interest decreased by $10.5 million during the current year primarily due to lower interest rates on the variable portion of our term debt. We incurred an impairment loss of $6.2 million ($3.8 million, net of taxes) during the current year resulting from the write-down of a non-hospital building to fair value.

        Income taxes.  Our effective tax rate was approximately 36.6% during the current year. Income taxes during the prior year were not significant.

        Net income.  Net income increased by $29.3 million during the current year compared to the prior year primarily due to improved operating results both from our acute care services and health plan segments.

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007

        Revenues.  Patient service revenues increased 7.4% year over year primarily as a result of a 4.8% increase in patient revenues per adjusted discharge and a 2.1% increase in adjusted discharges. Total outpatient volumes increased year over year, including a 2.7% increase in emergency room visits, although outpatient surgeries decreased year over year. We experienced positive year over year payer mix shifts highlighted by an increase in combined Medicare and managed Medicare volumes compared to a decrease in combined Medicaid and managed

Medicaid volumes. The acuity level of our patients also increased year over year. However, we continued to generate most of our inpatient stays from emergency room visits and struggled to improve our elective admissions.

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

•

Salaries and benefits.  Salaries and benefits as a percentage of total revenues were relatively flat period over period. Excluding the growth in our health plan operations, salaries and benefits would have increased to 42.0% during fiscal 2008 compared to the 41.4% during the prior year. The national nursing shortage, which was particularly prevalent in Phoenix, hindered our ability to fully manage salaries and benefits costs. Even with the nursing shortage in Phoenix, we made progress in stabilizing our nurse workforce in Phoenix to reduce contract labor utilization. We incurred a significant increase in period over period salaries and benefits costs in our Massachusetts hospitals primarily resulting from requirements set forth in our collective bargaining agreement ratified with the nurses union at St. Vincent Hospital.

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

•

Health plan claims expense.  Health plan claims expense as a percentage of premium revenues decreased from 74.0% during fiscal 2007 to 72.9% during fiscal 2008. Capitation revenues for our health plans increased at a greater rate year over year than did the utilization of medical services by our health plans’ enrollees. Health plan claims expense represents the amounts paid by health plans for healthcare services provided to their members, including an estimate of incurred but not reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $31.2 million, or 8.7% of gross health plan claims expense, were eliminated in consolidation during fiscal 2008 compared to $34.2 million or 10.3% of gross health plan claims expense during fiscal 2007.

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

        Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities.  Other operating expenses as a percentage of total revenues were flat year over year. We incurred higher physician recruiting costs, higher repairs and maintenance costs related to the implementation of our clinical information systems in our hospitals and higher utilities costs during 2008 compared to 2007.

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

Liquidity and Capital Resources

        Operating Activities

        At June 30, 2009, we had working capital of $251.6 million, including cash and cash equivalents of $308.2 million.  Working capital at June 30, 2008 was $217.8 million. Cash provided by operating activities increased $135.1 million during the year ended June 30, 2009 compared to the prior year.  The increase in operating cash flows was primarily due to improved net cash collections of accounts receivable, the impact of the significant enrollee growth at PHP on capitation payments received from AHCCCS and the timing of claims payments made for new members, the timing of claims payments related to the expansion of our self-insured employee medical plan, the increase in net payments received under the Bexar County, Texas UPL program and the Illinois PTA program and improved operating results during the year ended June 30, 2009 compared to the prior year. Net accounts receivable days decreased by approximately 6 days to 45 days at June 30, 2009 compared to 51 days at June 30, 2008.

        Investing Activities

        Cash used in investing activities decreased from $143.8 million during the prior year to $133.6 million during the current year, primarily as a result of net $26.3 million purchases of auction rate securities during the prior year that we continued to hold during the current year. Capital expenditures increased $10.5 million during the current year compared to the prior year.

        We anticipate spending a total of $180.0 million to $200.0 million in capital expenditures during fiscal 2010 This estimated range includes $71.0 million of replacement, regulatory or maintenance capital and $129.0 million of combined information technology upgrades and other discretionary initiatives. We could choose to defer or cancel most of the information technology and discretionary capital projects included in our fiscal year 2010 capital expenditures estimate should we need to conserve cash, avoid debt covenant violations or for other reasons. Any decision to defer or cancel such capital projects, while providing some short-term benefits, could have negative long-term implications to our operating results and cash flows.

        We expect to fund our fiscal 2010 capital expenditures with cash on hand and cash flows from operations. We also have $218.8 million available under our revolving credit facility as of June 30, 2009. We believe our current capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives and growth strategies.

        Financing Activities

        Cash flows used in financing activities were flat year over year. As of June 30, 2009, we had outstanding $1,551.6 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments until their maturity in September 2014. The indenture related to the 9.0% Notes contains a customary restricted payments covenant that restricts certain of our cash payments, including repurchase or redemption prior to maturity of the 11.25% Notes. This covenant restriction does not apply to cash interest payments for the 11.25% Notes. However, at June 30, 2009, we would be able to expend up to approximately $143.0 million free of any such restrictions pursuant to the general restricted payment basket provisions set forth in this covenant. Through October 1, 2009, our interest expense on the 11.25% Notes consists solely of non-cash accretions of principal. Commencing April 1, 2010 through the maturity of the 11.25% Notes in September 2015, we will make semi-annual cash interest payments under the 11.25% Notes.

        Our $766.4 million outstanding term loan borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum and mature in September 2011. However, $450.0 million of our term loan borrowings are subject to a fixed interest rate under the terms of an interest rate swap agreement effective June 30, 2008 that expires March 31, 2010. We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth of one percent. Borrowings under our $250.0 million revolving credit facility, which matures in September 2010, would currently bear interest at a rate equal to, at our option, a base rate plus 1.0% per annum or LIBOR plus 2.0% per annum. These rates are subject to increase by up to 0.50% per annum should our leverage ratio exceed certain designated levels. We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum.  We also pay customary letter of credit fees.

        Debt Covenants

        Our term loan facility and revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by our subsidiaries and enter into certain hedging agreements. In addition, the senior credit facilities require us to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. As of June 30, 2009, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	3.56x
Total leverage ratio limit	4.50x	3.35x
Senior leverage ratio limit	3.50x	1.45x

        While we are currently in compliance with all of our debt covenants, factors outside our control may make it more difficult for us to remain in compliance during future periods. These factors include a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, among others, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants under our senior secured credit agreement could result in an immediate call of the outstanding principal amount of our term loans or the necessity of lender waivers with more onerous terms including adverse pricing or repayment provisions or more restrictive covenants.

        Credit Ratings

        The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
9% Senior Subordinated Notes	CCC+	Caal
11¼% Senior Discount Notes	CCC+	Caal
Senior credit facilities	B+	Ba3

        Our credit ratings are subject to periodic reviews by the ratings agencies. If our results of operations deteriorate either as a result of the current economic recession or other factors, any or all of our corporate ratings may be downgraded. A credit rating downgrade could further impede our ability to refinance all or a portion of our outstanding debt.

        Capital Resources

        We expect that cash on hand, cash generated from our operations and cash expected to be available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future prior to the maturity dates of our outstanding debt. However, we cannot assure you that our operations will generate sufficient cash or that future borrowings under our senior credit facilities will be available to enable us to meet these requirements, especially given the current diminished credit availability and general economic weakness.

        Our $250.0 million revolving credit facility expires in September 2010, and we are not certain if we will be able to replace the revolving credit facility with favorable terms at such time given the current instability in the capital and credit markets and with the current uncertainty of when normal credit market liquidity conditions will return. Additionally, our financial position and cash flows could be materially adversely impacted should we be unable to access the current amounts available under our revolving credit facility due to default by one or more of the lenders. Our $766.4 million term debt under our term loan facility matures in September 2011. Our ability to refinance or obtain funds to repay this term debt could also be compromised if the current capital and credit markets do not improve.

        We had $308.2 million of cash and cash equivalents as of June 30, 2009. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

        At June 30, 2009, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $26.3 million as of June 30, 2009.

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

Obligations and Commitments

        The following table reflects a summary of obligations and commitments outstanding with payment dates as of June 30, 2009.

	Payments due by period

	Within 1 year	During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations::	(In millions)
Long-term debt (1)	$99.8	$935.0	$152.1	$853.3	$2,040.2
Operating leases (2)	30.4	48.1	32.2	42.3	153.0
Purchase obligations (2)	17.4	–	–	–	17.4
Health plan claims payable (3)	117.6	–	–	–	117.6
Estimated self-insurance liabilities (4)	47.8	39.0	22.9	14.8	124.5

Subtotal	$313.0	$1,022.1	$207.2	$910.4	$2,452.7

	Within 1 year	During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$31.8	$1.3	$–	$–	$33.1
Guarantees of surety bonds (6)	40.0	–	–	–	40.0
Letters of credit (7)	–	31.2	–	–	31.2
Physician commitments (8)	4.4	–	–	–	4.4
FIN 48 net liability (9)	3.2	–	–	–	3.2

Subtotal	$79.4	$32.5	$–	$–	$111.9

Total obligations and commitments	$392.4	$1,054.6	$207.2	$910.4	$2,564.6

____________________
(1)	Includes both principal and interest portions of outstanding debt. The interest portion of our debt assumes an approximate 5.0% rate over the remaining term of the debt.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets.

(6)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

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

Guarantees and Off Balance Sheet Arrangements

        We are currently a party to a certain rent shortfall agreement with a certain unconsolidated entity. We also enter into physician income guarantees and service agreement guarantees and other guarantee arrangements, including parent-subsidiary guarantees, in the ordinary course of business. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing, and cash management activities. As of June 30, 2009, we had in place $1,016.4 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $766.4 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $31.2 million of capacity was utilized by outstanding letters of credit as of June 30, 2009). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate swap that became effective on June 30, 2008, as discussed below. As of June 30, 2009, the estimated fair values of our term debt, our 9.0% senior subordinated notes and our 11.25% senior discount notes were approximately $735.7 million, $547.7 million and $209.3 million, respectively.

        Our $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our revolving credit facility matures in September 2010. Our $766.4 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate related to the unhedged term loans was approximately 2.6% as of June 30, 2009.

        In April 2008, we entered into an interest rate swap agreement with Bank of America, N.A. (the counterparty) that became effective on June 30, 2008. Under this agreement and through March 31, 2009, we made or received quarterly net interest rate swap payments based upon the difference between the 90-day LIBOR rate and the swap fixed interest rate of 2.785% on a notional $450.0 million of our term debt. We accounted for this swap as a highly effective cash flow hedge with critical terms that substantially match the underlying term debt and measured any ineffectiveness using the hypothetical derivative method. In March 2009, we and the counterparty executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, we will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. As a result of this amended swap agreement, we de-designated our existing cash flow hedge and re-designated the amended swap agreement as a hedge of the remaining interest payments associated with $450.0 million of our outstanding term debt. As the forecasted transactions (i.e. the future interest payments under our outstanding term debt) are still probable of occurring, we did not immediately recognize the accumulated other comprehensive loss balance related to the de-designated swap in earnings. Based on our assessment, we determined this re-designated swap will be highly effective in offsetting the changes in cash flows related to the hedged risk. Upon the execution of the amended swap agreement, we began measuring hedge ineffectiveness by comparing the fair value of the original swap agreement to a new hypothetical derivative using the amended terms to determine if the underlying term debt has been overhedged. We determined that the hedge ineffectiveness was not significant as of June 30, 2009. The fair value of the interest rate swap as of June 30, 2009 was a liability for us of approximately $6.9 million ($4.3 million, net of taxes). We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

        At June 30, 2009, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $26.3 million as of June 30, 2009. As of June 30, 2008, we had reflected the ARS as current marketable securities. We recorded a $0.6 million realized holding loss on $10.0 million of these marketable securities during the quarter ended September 30, 2008 as a result of a tender offer we received from the issuer of the ARS and accepted. However, the tender offer contained certain conditions that were not met by the December 2008 deadline, and the tender failed. Thus, we reclassified the $9.4 million of marketable securities to investments in auction rate securities, along with the other outstanding ARS, on our condensed consolidated balance sheet as of December 31, 2008. We also recorded temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all $26.3 million par value ARS during the year ended June 30, 2009, which are included in accumulated other comprehensive income (loss) on our consolidated balance sheet as of June 30, 2009.

        Our ARS were rated “AAA” by one or more major credit rating agencies at June 30, 2009 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.

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

Item 8.    Financial Statements and Supplementary Data.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Page

VANGUARD HEALTH SYSTEMS, INC.
Audited Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	81
Consolidated Balance Sheets as of June 30, 2008 and 2009	82
Consolidated Statements of Operations for the years ended June 30, 2007, 2008 and 2009	83
Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2007, 2008 and 2009	84
Consolidated Statements of Cash Flows for the years ended June 30, 2007, 2008 and 2009	85
Notes to Consolidated Financial Statements	87

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Vanguard Health Systems, Inc.

                We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Nashville, Tennessee
September 2, 2009

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2008	June 30, 2009

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$141.6	$308.2
Restricted cash	2.1	1.9
Marketable securities	26.3	–
Accounts receivable, net of allowance for doubtful accounts of approximately $117.7 and $121.5 at June 30, 2008 and 2009, respectively	300.4	275.3
Inventories	49.2	48.3
Deferred tax assets	24.5	29.6
Prepaid expenses and other current assets	55.8	68.4

Total current assets	599.9	731.7
Property, plant and equipment, net of accumulated depreciation	1,174.0	1,174.1
Goodwill	689.2	692.1
Intangible assets, net of accumulated amortization	61.4	54.6
Investments in and advances to affiliates	6.0	5.4
Investments in auction rate securities	–	21.6
Other assets	51.8	51.6

Total assets	$2,582.3	$2,731.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$155.1	$127.9
Accrued salaries and benefits	97.4	133.9
Accrued health plan claims	51.1	117.6
Accrued interest	13.2	13.2
Other accrued expenses and current liabilities	57.3	79.5
Current maturities of long-term debt	8.0	8.0

Total current liabilities	382.1	480.1
Minority interests in equity of consolidated entities	9.1	8.0
Professional and general liability and workers compensation reserves	74.1	76.7
Other liabilities	22.9	34.9
Long-term debt, less current maturities	1,529.5	1,543.6
Commitments and contingencies
Stockholders’ equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2008 and 2009, respectively	–	–
Additional paid-in capital	647.1	651.3
Accumulated other comprehensive income (loss)	2.8	(6.8)
Retained deficit	(85.3)	(56.7)

Total stockholders’ equity	564.6	587.8

Total liabilities and stockholders’ equity	$2,582.3	$2,731.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	2007	2008	2009

	(In millions)

Patient service revenues	$2,179.3	$2,340.5	$2,521.7
Premium revenues	401.4	450.2	678.0

Total revenues	2,580.7	2,790.7	3,199.7
Costs and expenses:
Salaries and benefits (includes stock compensation of $1.2, $2.5 and $4.4, respectively)	1,067.9	1,152.7	1,240.1
Health plan claims expense	297.0	328.2	525.6
Supplies	421.8	434.5	456.3
Provision for doubtful accounts	175.2	205.6	210.8
Purchased services	141.2	149.5	167.4
Non-income taxes	28.6	28.3	52.2
Rents and leases	37.4	41.8	43.5
Other operating expenses	167.8	186.2	205.8
Depreciation and amortization	118.6	131.0	130.6
Interest, net	123.8	122.1	111.6
Impairment loss	123.8	–	6.2
Other expenses	2.8	9.5	5.9

Income (loss) from continuing operations before income taxes	(125.2)	1.3	43.7
Income tax expense (benefit)	(11.6)	1.7	16.0

Income (loss) from continuing operations	(113.6)	(0.4)	27.7
Income (loss) from discontinued operations, net of taxes	(19.1)	(0.3)	0.9

Net income (loss)	$(132.7)	$(0.7)	$28.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity

	Shares	Amount

	(In millions, except share amounts)

Balance at June 30, 2006	749,550	–	643.7	–	45.5	689.2
Stock compensation (non-cash)	–	–	1.2	–	–	1.2
Repurchase of equity incentive units	–	–	(0.2)	–	–	(0.2)
Issuance of common stock	195	–	0.2	–	–	0.2
Repurchase of common stock	(195)	–	(0.3)	–	–	(0.3)
Net loss	–	–	–	–	(132.7)	(132.7)

Balance at June 30, 2007	749,550	–	644.6	–	(87.2)	557.4
Stock compensation (non-cash)	–	–	2.5	–	–	2.5
Issuance of common stock	168	–	0.2	–	–	0.2
Repurchase of common stock	(168)	–	(0.2)	–	–	(0.2)
Cumulative effect of adoption of FIN 48	–	–	–	–	2.6	2.6
Comprehensive income:
Change in fair value of interest rate swap (net of tax effect)	–	–	–	2.8	–	2.8
Net income	–	–	–	–	(0.7)	(0.7)

Total comprehensive income	–	–	–	2.8	(0.7)	2.1

Balance at June 30, 2008	749,550	$–	$647.1	$2.8	$(85.3)	$564.6
Stock compensation (non-cash)	–	–	4.4	–	–	4.4
Repurchase of equity incentive units	–	–	(0.2)	–	–	(0.2)
Comprehensive income:
Change in fair value of interest rate swap (net of tax effect)	–	–	–	(7.1)	–	(7.1)
Change in fair value of auction rate securities (net of tax effect)	–	–	–	(2.5)	–	(2.5)
Net income	–	–	–	–	28.6	28.6

Total comprehensive income				(9.6)	28.6	19.0

Balance at June 30, 2009	749,550	$–	$651.3	$(6.8)	$(56.7)	$587.8

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,

	2007	2008	2009

	(In millions)
Operating activities:
Net income (loss)	$(132.7)	$(0.7)	$28.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Loss (income) from discontinued operations	19.1	0.3	(0.9)
Depreciation and amortization	118.6	131.0	130.6
Provision for doubtful accounts	175.2	205.6	210.8
Amortization of loan costs	4.5	4.9	5.4
Accretion of principal on senior discount notes	17.5	19.5	21.8
Loss (gain) on disposal of assets	(4.1)	0.9	(2.3)
Stock compensation	1.2	2.5	4.4
Deferred income taxes	(12.7)	(2.2)	5.6
Impairment loss	123.8	–	6.2
Realized holding loss on investments	–	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable	(204.0)	(223.6)	(185.2)
Inventories	(1.9)	(4.1)	1.0
Prepaid expenses and other current assets	(30.0)	(19.7)	(13.0)
Accounts payable	7.4	12.2	(27.3)
Accrued expenses and other liabilities	37.8	45.0	121.0

Net cash provided by operating activities – continuing operations	119.7	171.6	307.3
Net cash provided by operating activities – discontinued operations	3.6	1.5	0.9

Net cash provided by operating activities	123.3	173.1	308.2

Investing activities:
Acquisitions	(0.2)	(0.2)	(4.4)
Capital expenditures	(164.3)	(121.6)	(132.1)
Proceeds from asset dispositions	9.5	0.4	4.9
Purchases of marketable securities	(120.0)	(90.0)	–
Sales of marketable securities	120.0	63.7	–
Other	2.0	1.1	(2.0)

Net cash used in investing activities – continuing operations	(153.0)	(146.6)	(133.6)
Net cash provided by investing activities – discontinued operations	34.5	2.8	–

Net cash used in investing activities	(118.5)	(143.8)	(133.6)

Financing activities:
Payments of long-term debt	(8.0)	(7.8)	(7.8)
Payments to retire stock, equity incentive units and stock options	(0.5)	(0.2)	(0.2)
Proceeds from the exercise of stock options	0.2	0.2	–

Net cash used in financing activities	(8.3)	(7.8)	(8.0)

Increase (decrease) in cash and cash equivalents	(3.5)	21.5	166.6
Cash and cash equivalents at beginning of year	123.6	120.1	141.6

Cash and cash equivalents at end of year	$120.1	$141.6	$308.2

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	For the Year Ended June 30,

	2007	2008	2009

	(In millions)
Supplemental cash flow information:
Net interest paid	$107.8	$99.1	$86.4

Net income taxes paid	$0.9	$1.3	$17.3

Supplemental noncash activities:
Capitalized interest	$3.0	$1.4	$2.0

Change in fair value of interest rate swap, net of taxes	$–	$2.8	$(7.1)

Change in fair value of auction rate securities, net of taxes	$–	$–	$(2.5)

Acquisitions of businesses:
Cash paid, net of cash received	$0.2	$0.2	$4.4

Fair value of assets acquired	–	0.2	2.1
Liabilities assumed	–	–	(0.6)

Net assets acquired	–	0.2	1.5

Goodwill and intangible assets acquired	$0.2	$–	$2.9

Dispositions of businesses:
Cash received	$37.0	$3.0	$–
Carrying value of assets sold	(42.1)	–	–
Escrow receivable	3.0	(3.0)	–
Liabilities assumed by buyer	5.5	–	–

Goodwill and intangible assets disposed	$3.4	$–	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1.     Business and Basis of Presentation

Business

        Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of June 30, 2009, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,135 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago and Phoenix and two surgery centers in Orange County, California.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. Certain prior year amounts from the accompanying consolidated balance sheet have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $30.2 million, $44.3 million and $54.5 million for the years ended June 30, 2007, 2008 and 2009, respectively.

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

2.     Summary of Significant Accounting Policies

Revenues and Revenue Deductions

        Vanguard recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. Vanguard estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, Vanguard applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases Vanguard records an estimated allowance until payment is received. Vanguard derives most of its patient service revenues from healthcare services provided to patients with Medicare and related managed Medicare plans or managed care insurance coverage. Medicare, which represented 26%, 26% and 25% of Vanguard’s net patient revenues during its fiscal years ended June 30, 2007, 2008 and 2009, respectively, was the only individual payer for which Vanguard derived more than 10% of net patient revenues during those periods.

        Services provided to Medicare and related managed Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state.

        Medicare regulations and Vanguard’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its healthcare facilities. To obtain reimbursement for certain services under the Medicare program, Vanguard must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. Vanguard estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. Vanguard includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $6.3 million, $7.9 million and $8.0 million during the years ended June 30, 2007, 2008 and 2009, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management.  Management believes that future adjustments to its current third party settlement estimates will not significantly impact Vanguard’s results of operations or financial position.

        Vanguard does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). Vanguard deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. Vanguard also provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2007, 2008 and 2009, Vanguard deducted $86.1 million, $86.1 million and $91.8 million of charity care from revenues, respectively.

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

        During the third quarter of fiscal 2009, the federal government approved federal matching funds for the Illinois Provider Tax Assessment (“PTA”) program. The PTA program enables the state of Illinois to increase funding for its state Medicaid plan. Hospitals providing services to Medicaid enrollees receive funds directly from the state. Hospital providers, with certain exceptions, are then assessed a provider tax, which is payable to the state, and may or may not exceed funds received from the state. Vanguard recognizes revenues equal to the gross payments to be received when such payments are assured. Vanguard received $24.9 million of cash from this program during the year ended June 30, 2009, all of which increased revenues and $13.4 million of which was subsequently paid to the state and is included in non-income taxes in our consolidated statement of operations for the year ended June 30, 2009.

        Effective for service dates on or after April 1, 2009, as a result of a state mandate, Vanguard implemented a new uninsured discount policy for those patients receiving services in its Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under its guidelines. Under this policy, Vanguard applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. These discounts were approximately $11.7 million for the year ended June 30, 2009. Vanguard implemented this policy for most of its remaining facilities effective July 1, 2009 and expects to implement it at all of its facilities by the end of its fiscal year 2010.

        Vanguard had premium revenues from its health plans of $401.4 million, $450.2 million and $678.0 million during the years ended June 30, 2007, 2008 and 2009, respectively.  Vanguard’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”) and MacNeal Health Providers (“MHP”), have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”), Centers for Medicare and Medicaid Services (“CMS”) and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, Vanguard’s health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of enrollees in PHP and AAHP. Vanguard’s health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to the government.

Cash and Cash Equivalents

        Vanguard considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Vanguard manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments.

Restricted Cash

        As of June 30, 2008 and 2009, Vanguard had restricted cash balances of $2.1 million and $1.9 million, respectively. These balances primarily represent restricted cash accounts related to liquidity requirements of AAHP and certain other arrangements.

Accounts Receivable

        Vanguard’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Vanguard manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Vanguard typically writes off uncollected accounts receivable 180 days subsequent to discharge date. Medicare program net receivables, including managed Medicare receivables, comprised approximately 31% and 33% of net patient receivables as of June 30, 2008 and 2009, respectively. Medicare revenues are included in the acute care services operating segment. Receivables from various state Medicaid programs and managed Medicaid programs comprised approximately 23% and 21% of net patient receivables as of June 30, 2008 and 2009, respectively. Remaining receivables relate primarily to various HMO and Preferred Provider Organization (“PPO”) payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.

        Effective July 1, 2007, Vanguard began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus a standard percentage of uninsured accounts less than 365 days old plus a standard percentage of self-pay after insurance/Medicare less than 365 days old. Vanguard’s previous policy reserved all accounts greater than 180 days plus a market-specific percentage of uninsured and self-pay after insurance/Medicare balances. Effective June 30, 2008, Vanguard adjusted its policy to increase the standard percentages applied to uninsured accounts and self-pay after insurance/Medicare accounts. Vanguard adjusted its standard percentages again in April 2009 to consider the impact of its new uninsured discount policy, as previously described. Vanguard tests its allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also supplements its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates and significantly affect its results of operations and cash flows.

        Prior to the implementation of its new uninsured discount policy and for those accounts not yet transitioned to the new uninsured discount policy, Vanguard classifies accounts pending Medicaid approval as Medicaid accounts in its accounts receivable aging report and records a manual contractual allowance for these accounts based upon the average Medicaid reimbursement rate for that specific state. For accounts that do not successfully qualify for Medicaid coverage and do not meet the requisite charity guidelines, the previously recorded Medicaid contractual adjustment remains a revenue deduction, and the remaining net account balance is reclassified to the uninsured status and subjected to the allowance for doubtful accounts policy. If accounts do not qualify for Medicaid but, do qualify as charity care, the contractual adjustments are reversed and the gross account balance is recorded as a charity deduction.

        Upon the implementation of the new uninsured discount policy, all uninsured accounts (including those pending Medicaid qualification) that do not qualify for charity care receive the standard uninsured discount with the balance subject to Vanguard’s allowance for doubtful accounts policy. For accounts subsequently qualified for Medicaid coverage, the uninsured discount is reversed and the account is reclassified into Medicaid accounts receivable with the appropriate contractual deduction applied.

        A summary of Vanguard’s allowance for doubtful accounts activity, including those for discontinued operations, during the three most recent fiscal years follows (in millions).

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written Off, Net of Recoveries	Balance at End of Period

Allowance for doubtful accounts:
Year ended June 30, 2007	$103.5	$191.3	$181.6	$113.2
Year ended June 30, 2008	$113.2	$201.0	$196.5	$117.7
Year ended June 30, 2009	$117.7	$210.8	$207.0	$121.5

Inventories

        Inventories, consisting of medical supplies and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

        Purchases of property, plant and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. For assets other than leasehold improvements depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 18 months to 44 years. Leasehold improvements are depreciated over the lesser of the estimated useful life or term of the lease. Depreciation expense was approximately $115.4 million, $127.8 million and $127.0 million for the years ended June 30, 2007, 2008 and 2009, respectively. Vanguard tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators.

        During fiscal 2007, 2008 and 2009, Vanguard capitalized $3.0 million, $1.4 million and $2.0 million of interest, respectively, associated with certain of its hospital construction and expansion projects. Vanguard estimates that it is contractually obligated to expend approximately $33.1 million related to projects classified as construction in progress as of June 30, 2009. Vanguard also capitalizes costs associated with developing computer software for internal use under the provisions of AICPA Statement of Position 98-1 (“SOP 98-1”). Under SOP 98-1, Vanguard capitalizes both internal and external direct costs, excluding training, during the application development stage primarily for the purpose of customizing vendor software to integrate with our hospitals’ information systems. The estimated net value of capitalized internal use software, under SOP 98-1, included in net property, plant and equipment, was approximately $49.0 million and $52.0 million as of June 30, 2008 and 2009, respectively. The amortization expense for internal use software, included in depreciation expense, was $6.3 million, $9.9 million and $9.5 million for the years ended June 30, 2007, 2008 and 2009, respectively.

The following table provides the gross asset balances for each major class of asset and total accumulated depreciation as of June 30, 2008 and 2009 (in millions).

	June 30, 2008	June 30, 2009

Class of asset:
Land and improvements	$143.5	$148.7
Buildings and improvements	826.2	842.4
Equipment	558.9	641.5
Construction in progress	40.4	60.0

	1,569.0	1,692.6
Less: accumulated depreciation	(395.0)	(518.5)

Net property, plant and equipment	$1,174.0	$1,174.1

Investments in Auction Rate Securities

        At June 30, 2009, Vanguard held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on its consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $26.3 million as of June 30, 2009. As of June 30, 2008, Vanguard had reflected the ARS as current marketable securities at par value. Vanguard recorded a $0.6 million realized holding loss on $10.0 million of these marketable securities during the quarter ended September 30, 2008, as a result of a tender offer Vanguard received from the issuer of the ARS and accepted. However, the tender offer contained certain conditions that were not met by the December 2008 deadline, and the tender failed. Thus, Vanguard reclassified the $9.4 million of marketable securities to investments in auction rate securities, along with the other outstanding ARS, on its condensed consolidated balance sheet as of December 31, 2008. Vanguard also recorded temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all $26.3 million par value ARS during the year ended June 30, 2009, which are included in accumulated other comprehensive income (loss) on its consolidated balance sheet as of June 30, 2009.

        Vanguard’s ARS were rated “AAA” by one or more major credit rating agencies at June 30, 2009. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or other similar programs.

        Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell its ARS prior to liquidity returning to the market and their fair value recovering to par value. Vanguard will continue to monitor market conditions for this type of ARS to ensure that its classification and fair value estimate for the ARS remain appropriate in future periods. If Vanguard intends to sell any of the ARS, prior to maturity, at an amount below carrying value, or if it becomes more likely than not that Vanguard will be required to sell its ARS, Vanguard will be required to recognize an other-than-temporary impairment.

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

Amortization of Intangible Assets

        Amounts allocated to contract-based intangible assets, which represent PHP’s contract with AHCCCS and PHP’s various contracts with network providers, are amortized over their useful lives, which equal 10 years. No amortization is recorded for indefinite-lived intangible assets. Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or notes using the effective interest method. Physician income and service agreement guarantee intangible assets are recorded based upon the estimated future payments under the contracts and are amortized over the applicable contract service periods. The useful lives over which intangible assets are amortized range from two years to ten years.

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

Accrued Health Plan Claims

        During the years ended June 30, 2007, 2008 and 2009, health plan claims expense was $297.0 million, $328.2 million and $525.6 million, respectively, primarily representing health claims incurred by enrollees in PHP. Vanguard estimates PHP’s reserve for health claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of enrollees and certain enrollee demographic information. Accrued health plan claims, including incurred but not reported claims, for all Vanguard health plans combined was approximately $51.1 million and $117.6 million as of June 30, 2008 and 2009, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2007, 2008 and 2009, approximately $34.2 million, $31.2 million and $34.0 million, respectively, of accrued and paid claims for services provided to Vanguard’s health plan enrollees by its hospitals and its other healthcare facilities were eliminated in consolidation. Vanguard’s operating results and cash flows could be materially affected by increased or decreased utilization of its healthcare facilities by enrollees in its health plans.

Employee Health Insurance Reserve

        Effective July 1, 2008, Vanguard began covering all of its employees under its self-insured medical plan. Prior to that, only a portion of Vanguard’s employees were covered under this self-insured plan. Claims are accrued under the self-insured medical plan as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical plan was approximately $1.5 million and $13.4 million as of June 30, 2008 and 2009, respectively, and is included in accrued salaries and benefits in the accompanying consolidated balance sheets. Vanguard mitigated its self-insured risk by purchasing stop-loss coverage for catastrophic claims at a $500,000 per enrollee annual limit. During the year ended June 30, 2009, approximately $23.1 million was eliminated upon consolidation related to self-insured medical claims expense incurred and revenues earned due to employee utilization of Vanguard’s healthcare facilities.

Professional and General Liability and Workers Compensation Reserves

        Given the nature of its operating environment, Vanguard is subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business.  For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its professional and general liability risks at a $10.0 million retention level. For professional and general liability claims incurred from June 1, 2006 to June 30, 2009, Vanguard self-insured the first $9.0 million per claim, and the captive subsidiary insured the next $1.0 million per claim. Vanguard maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate.

        Vanguard insures its excess coverage under a retrospectively rated policy, and premiums under this policy are recorded based on Vanguard’s historical claims experience. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million.

        Vanguard’s reserves for professional and general liability as of the years ended June 30, 2008 and 2009 were $74.3 million and $92.9 million, respectively. As of June 30, 2008 and 2009 the reserves for workers’ compensation were $18.8 million and $18.2 million, respectively. Vanguard utilizes actuarial information to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to:  (1) reported events (“case reserves”) and (2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including

Vanguard’s risk exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in Vanguard’s estimates. Vanguard discounts its workers compensation reserve using a 5% factor, an actuarial estimate of projected cash payments in future periods. Vanguard does not discount the reserve for estimated professional and general liability claims. Vanguard adjusts these reserves from time to time as it receives updated information. Due to changes in historical loss trends, during its fiscal years ended June 30, 2007 and  2008, Vanguard decreased its professional and general liability reserve related to prior fiscal years by $4.5 million and $0.6 million, respectively. During its fiscal year ended June 30, 2009, Vanguard increased its professional and general liability reserve related to prior fiscal years by $13.4 million. Similarly, Vanguard decreased its workers compensation reserve related to prior fiscal years by $2.3 million and $3.8 million during its fiscal years ended June 30, 2008 and 2009. Adjustments to the workers compensation reserve related to prior years during the fiscal year ended June 30, 2007 were not significant. Additional adjustments to prior year estimates may be necessary in future periods as Vanguard’s reporting history and loss portfolio matures.

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

	Minimum Value	Black-Scholes- Merton

Risk-free interest rate	4.11% - 4.95%	3.61% - 5.13%
Dividend yield	0.0%	0.0%
Volatility (wtd avg)	N/A	30.10%
Volatility (annual)	N/A	26.39% - 37.73%
Expected option life	10 years	6.5 years

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

Subsequent Events

        In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”).  In accordance with the adoption of SFAS 165, Vanguard has evaluated subsequent events for the year ended June 30, 2009 through September 2, 2009, the date these financial statements were issued.  No significant subsequent events were noted that would require recognition or disclosure at this time.

Recently Issued Accounting Pronouncements

        In June 2009, FASB issued Statement of Financial Accounting Standards No. 168, The FASB Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168” or “Codification”).  When it becomes effective for financial statements covering periods ending after September 15, 2009, the Codification will be the single source of authoritative U.S. GAAP applicable to all non-governmental entities and will supersede all existing FASB, AICPA, and Emerging Issues Task Force (EITF) pronouncements and related literature (i.e. all codified literature will carry the same level of authority and non-codified GAAP literature will become non-authoritative). The Codification will also include relevant portions of authoritative SEC content relating to matters within the basic financial statements, which are considered as sources of authoritative GAAP for SEC registrants. As of July 1, 2009, the FASB no longer issues Statements, Interpretations, Staff Positions, or EITF abstracts. Irrespective of how they would have been issued under the previous structure, all changes to GAAP will henceforth be only in the form of Accounting Standards Updates, which will serve to update the Codification itself. When the Codification becomes effective, SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, will be rendered irrelevant to give effect to the newGAAP hierarchy established in the Codification.  SFAS 168 is effective for Vanguard’s fiscal quarter beginning July 1, 2009.  Other than modifications to the currently required disclosures, Vanguard does not expect the adoption of SFAS 168 to have a significant impact on its financial position, results of operations or cash flows.

        In June 2009, FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46 (R)(“SFAS 167”).  SFAS 167 amends FASB’s Interpretation (FIN) No. 46(R) , Consolidation of Variable Interest Entities, mainly to (1) require an enterprise to conduct a qualitative analysis for the purpose of determining whether, based on its variable interests, it also has a controlling interest in a variable interest entity (VIE), and (2) make the consequential changes resulting from elimination of the concept of a qualifying special-purpose entity (QSPE) in SFAS No. 140 , Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, thus subjecting an entity previously designated as a QSPE to the same evaluation as that of any other VIE for consolidation purposes. Amended FIN No. 46(R) is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods. Earlier application is not permitted, but retrospective application to previously issued financial statements for previous years is allowed but, not required.  Vanguard does not expect the adoption of SFAS 167 to have a significant impact on its financial position, results of operations or cash flows.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) applies to all transactions or other events in which an entity obtains control of one or more businesses even if the acquirer does not acquire 100% of all interests of the target. Under SFAS 141(R) the acquirer recognizes 100% of the fair values of acquired assets, including goodwill, and assumed liabilities with only limited exceptions. This methodology replaces the previous cost-allocation process set forth in SFAS No. 141 that often resulted in the measurement of assets and liabilities at values other than fair value at the acquisition date. SFAS 141(R) also requires contingent consideration to be measured at fair value at acquisition date with subsequent adjustments measured in future periods. Transactions costs are not considered part of the acquired assets and thus are expensed as incurred under SFAS 141(R). The acquisition date is deemed to be the date on which the acquisition is completed, not when the acquisition agreement is executed. Vanguard will adopt SFAS 141(R) prospectively for acquisitions completed on or after July 1, 2009. However, SFAS 141(R) requires changes to estimates of deferred taxes arising from business combinations to be adjusted through earnings even if the business combination occurred prior to the effective date of SFAS 141(R).

        Since the issuance of SFAS 141(R), constituents have expressed concern regarding certain aspects of its application to pre-acquisition contingencies. Accordingly, in April 2009 the FASB issued FASB Staff Position No. SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), which amends SFAS 141(R) to provide guidance in respect of initial recognition and measurement, subsequent measurement, and disclosures concerning assets and liabilities arising from pre-acquisition contingencies in a business combination.  Vanguard will adopt FSP 141(R)-1 prospectively for acquisitions completed on or after July 1, 2009.  SFAS 141(R)  and FSP 141(R)-1 will affect Vanguard’s future financial position, results of operations or cash flows to the extent Vanguard completes a business combination on or subsequent to July 1, 2009 and could significantly impact Vanguard’s future results of operations should deferred tax estimates attributable to the Blackstone merger differ significantly from their ultimate resolution.

        In December 2007, FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amended Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish a single method of accounting for non-controlling interests in subsidiaries, or previously referred to as minority interests. SFAS 160 requires that the noncontrolling interest in a subsidiary be reported as a component of stockholder’s equity in the consolidated balance sheet. SFAS 160 also requires that consolidated net income include both the parent and noncontrolling interest’s portion of the operating results of the subsidiary with separate disclosure on the statement of operations of the amounts attributable to the parent versus the noncontrolling interest. Changes in the parent’s ownership interest that do not result in deconsolidation are treated as equity transactions under SFAS 160. Vanguard will adopt SFAS 160 prospectively on July 1, 2009 with retrospective presentation for comparative periods shown. Vanguard does not expect SFAS 160 to have a material impact on its future financial position, results of operations or cash flows.

        In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 gives entities the option to voluntarily choose, at certain election dates, to measure many financial assets and liabilities at fair value. Elections are made on an instrument by instrument basis and are irrevocable once made. Subsequent changes to the fair value of any instrument for which an election is made are reflected through earnings. SFAS 159 was effective for Vanguard as of July 1, 2008. The adoption of SFAS 159 did not significantly impact Vanguard’s financial position, results of operations or cash flows.

        On September 15, 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 sets forth comprehensive guidance for measuring fair value of assets and liabilities. Under the provisions of SFAS 157, fair value should be based on the assumptions market participants would use to complete the sale of an asset or transfer of a liability.  SFAS 157 provides a hierarchy of information to be used to determine the applicable market assumptions, and fair value measurements would be separately disclosed under each applicable layer of the hierarchy. SFAS 157 does not expand or restrict the use of fair value for measuring assets and liabilities but provides a single methodology to be used when fair value accounting is applied.  For those financial assets and financial liabilities defined in SFAS 159, SFAS 157 was effective for Vanguard’s fiscal year beginning July 1, 2008. For non-recurring nonfinancial assets and nonfinancial liabilities, SFAS 157 is effective for Vanguard’s fiscal year beginning July 1, 2009. Vanguard does not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to significantly impact its future financial position, results of operations or cash flows.

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

        The operations of the California hospitals are included in discontinued operations, net of taxes, in the accompanying statements of operations for all periods presented in accordance with SFAS 144, Accounting for the

Impairment or Disposal of Long-Lived Assets (“SFAS 144”) and EITF 03-13, Applying the Conditions of Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations (“EITF 03-13”).

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

        The following table sets forth the components of discontinued operations, net of taxes for the years ended June 30, 2007, 2008 and 2009, respectively (in millions).

	Year Ended June 30,

	2007	2008	2009

Total revenues	$91.7	$(1.5)	$1.7

Operating expenses	115.9	(1.6)	0.2
Allocated interest	2.7	–	–
Loss on sale of assets	1.7	0.6	–
Income tax expense (benefit)	(9.5)	(0.2)	0.6

Income (loss) from discontinued operations, net of taxes	$(19.1)	$(0.3)	$0.9

        The interest allocation to discontinued operations for the year ended June 30, 2007 was based upon the ratio of net assets to be divested to the sum of total net assets and Vanguard’s outstanding debt.  Income taxes were calculated using an effective tax rate of approximately 33.2%, 40.0% and 40.0% for the years ended June 30, 2007, 2008 and 2009, respectively.

4.     Fair Value Measurements

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

        In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 clarifies the application of SFAS 157 in cases where the volume and level of activity for an asset or liability have significantly decreased, and identifying circumstances indicating that a transaction is not an orderly one. Vanguard considered the guidance provided by FSP 157-4 in its determination of estimated fair values as of June 30, 2009, and the impact was not material.

        The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of June 30, 2009, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investments in auction rate securities	$21.6	$–	$–	$21.6

Liabilities:
Interest rate swap liability	$6.9	$–	$6.9	$–

        The following table provides a reconciliation of the beginning and ending balances for the year ended June 30, 2009 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

	Balance at July 1, 2008	Asset Reclassification	Other- than- temporary impairment	Unrealized holding loss	Balance at June 30, 2009

Marketable securities	$26.3	$(25.7)	$(0.6)	$–	$–
Investments in auction rate securities	–	25.7	–	(4.1)	21.6

Total Level 3 inputs	$26.3	$–	$(0.6)	$(4.1)	$21.6

        Auction Rate Securities

        At June 30, 2009, Vanguard held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying consolidated balance sheet. These ARS are accounted for as long-term available for sale securities under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. The par value of the ARS was $26.3 million at June 30, 2009. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $21.6 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in SFAS 157, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value recovering to par value.

        In September 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender offer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008, which is included in other expenses on the accompanying consolidated statement of operations for the year ended June 30, 2009. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. As a result of the failed tender, all $21.6 million of ARS are presented as long-term assets on the accompanying consolidated balance sheet as of June 30, 2009. In addition, Vanguard recorded a temporary impairment of $4.1 million ($2.5 million, net of taxes) related to the ARS during the year ended June 30, 2009, which is included in accumulated other comprehensive income (loss) (“OCI”) on the consolidated balance sheet as of June 30, 2009.

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

        In March 2009, Vanguard and the counterparty executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. As a result of this amended swap agreement, Vanguard de-designated its existing cash flow hedge and re-designated the amended swap agreement as a hedge of the remaining interest payments associated with $450.0 million of Vanguard’s outstanding term debt. As the forecasted transactions (i.e. the future interest payments under Vanguard’s outstanding term debt) are still probable of occurring, Vanguard did not immediately recognize the accumulated other comprehensive loss balance related to the de-designated swap in earnings. Based on its assessment, Vanguard determined that this re-designated swap will be highly effective in offsetting the changes in cash flows related to the hedged risk. Upon the execution of the amended swap agreement, Vanguard measured hedge ineffectiveness by comparing the fair value of the original swap agreement to a new hypothetical derivative using the amended terms to determine if the underlying term debt has been overhedged. Vanguard determined that the hedge ineffectiveness was not significant as of June 30, 2009. Vanguard will continue this measurement process on a quarterly basis until the termination of the amended swap on March 31, 2010. The valuation of the amended interest rate swap is based upon a discounted cash flows analysis that reflects the term of the agreement and an observable market-based input, the 30-day LIBOR interest rate curve, which is observable at commonly quoted intervals for the full term of the swap. Vanguard also considered potential credit adjustment risks related to its own performance and the counterparty’s performance under the swap agreement. Management deemed the credit adjustment risks as Level 3 inputs. However, management determined that any potential credit adjustment risks were not significant and thus classified the entire interest rate swap valuation in Level 2 of the fair value hierarchy.

        The following tables provide information regarding the valuation and presentation of assets, liabilities and expenses related to this interest rate swap for the respective periods (in millions).

	June 30, 2008		June 30, 2009

Interest rate swap contract:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Gross valuation	Prepaid expenses		Other accrued
	and other current		expenses and
	assets	$4.6	current liabilities	$(6.9)

Tax effect	Deferred tax		Deferred tax
	assets	(1.8)	assets	2.6

Net asset (liability) balance offset to
accumulated OCI		$2.8		$(4.3)

	Year ended June 30, 2008			Year ended June 30, 2009

	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) recognized on derivative- reclassified from OCI	Amount of gain (loss) recognized on derivative - reclassified from OCI	Amount of gain (loss) recognized in OCI on derivative	Location of gain (loss) recognized on derivative- reclassified from OCI	Amount of gain (loss) recognized on derivative - reclassified from OCI

Interest rate swap contract, net of taxes	$2.8	n/a	$–	$(7.1)	Interest, net	$(2.8)

        The $4.3 million balance included in accumulated OCI, net of taxes, is expected to be reclassified to net interest during the fiscal year ending June 30, 2010 since the interest rate swap expires on March 31, 2010.

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

       Long-Term Debt

        The fair values of Vanguard’s 9.0% Notes, and 11.25% Notes and term loans as of June 30, 2009 were approximately $547.7 million, $209.3 million and $735.7 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

5.     Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30, 2008 and 2009 (in millions).

	2008	2009

Prepaid insurance	$5.2	$6.1
Prepaid maintenance contracts	4.5	7.9
Other prepaid expenses	6.0	8.9
Interest rate swap receivable	2.8	–
Third party settlements	4.4	2.1
Reinsurance receivables	9.8	17.2
Other receivables	23.1	26.2

	$55.8	$68.4

6.     Impairment of Long-Lived Assets and Goodwill

        Vanguard completed its annual goodwill impairment test required by SFAS 142 during the fourth quarter of fiscal 2009 noting no impairment. However, Vanguard’s Chicago market, with goodwill of approximately $43.1 million as of June 30, 2009, will require continual monitoring during fiscal year 2010 due to the sensitivity of the projected operating results of this reporting unit to the goodwill impairment analysis. If actual future cash flows become less favorable than those projected by management, an impairment charge may become necessary that could have a material adverse impact on Vanguard’s financial position and results of operations.

        In accordance with SFAS 144, during the fourth quarter of fiscal 2009 Vanguard noted events and conditions indicating that the carrying value of the asset group related to a building at one of its non-hospital facilities included in the acute care services segment may not be recoverable. Utilizing management estimates and appraisal information, Vanguard recorded an impairment charge of approximately $6.2 million ($3.8 million, net of taxes) to write down the building carrying value to fair value during the fourth quarter of fiscal 2009.

7.     Goodwill and Intangible Assets

        The following table provides information regarding the intangible assets, including deferred loan costs, included in the accompanying consolidated balance sheets as of June 30, 2008 and 2009 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	2008	2009	2008	2009

Amortized intangible assets:
Deferred loan costs	$ 43.8	$ 43.8	$ 16.1	$ 21.5
Contracts	31.4	31.4	11.8	14.9
Physician income and other guarantees	22.2	27.2	12.1	18.3
Other	1.3	4.7	0.5	1.0

Subtotal	98.7	107.1	40.5	55.7
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$ 101.9	$ 110.3	$ 40.5	$ 55.7

        Amortization expense for contract-based intangibles and other intangible assets during the fiscal years ended June 30, 2007, 2008 and 2009 was approximately $3.2 million, $3.2 million and $3.6 million, respectively.  Total estimated amortization expense for these intangible assets during the next five years and thereafter is as follows (in millions).

2010	$3.7
2011	3.7
2012	3.7
2013	3.7
2014	3.7
Thereafter	1.5

$20.0

        In connection with the Blackstone merger, Vanguard incurred $43.8 million of deferred offering and loan costs related to the 9.0% Notes, the 11.25% Notes and term and revolving loan borrowings under the merger credit facilities and the 2005 term loan facility.

        Amortization of deferred loan costs of $4.5 million, $4.9 million and $5.4 million during the years ended June 30, 2007, 2008 and 2009, respectively, is included in net interest.  Amortization of physician income and other guarantees of $5.1 million, $6.7 million and $6.2 million during the years ended June 30, 2007, 2008 and 2009, respectively, is included in purchased services or other operating expenses.

        The following table presents the changes in the carrying amount of goodwill from June 30, 2008 through June 30, 2009 (in millions).

	Acute Care Services	Health Plans	Total

Balance as of June 30, 2008	$609.8	$79.4	$689.2
Acquisition of healthcare entities	2.9	–	2.9

Balance as of June 30, 2009	$612.7	$79.4	$692.1

        Vanguard completed its annual impairment test of goodwill and indefinite-lived intangible assets during the fourth quarter of fiscal 2009 noting no impairment. Approximately $151.5 million of Vanguard’s goodwill is deductible for tax purposes.

8.     Other Accrued Expenses and Current Liabilities

        The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying consolidated balance sheets as of June 30, 2008 and 2009 (in millions).

	2008	2009

Property taxes	$14.6	$17.0
Current portion of professional and general
liability and workers compensation insurance	19.0	34.4
Accrued income guarantees	4.4	3.0
Income taxes payable (receivable)	2.4	(5.0)
Interest rate swap payable	–	6.9
Other	16.9	23.2

	$57.3	$79.5

9.             Long-Term Debt

        A summary of Vanguard’s long-term debt at June 30, 2008 and 2009 follows (in millions).

	2008	2009

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	188.4	210.2
Term loans payable under credit facility	774.1	766.4

	1,537.5	1,551.6
Less: current maturities	(8.0)	(8.0)

	$1,529.5	$1,543.6

9.0% Notes

        In connection with the acquisition of Vanguard by merger on September 23, 2004 by certain investment funds affiliated with The Blackstone Group L.P. (collectively “Blackstone”), two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $575.0 million 9% Senior Subordinated Notes due 2014 (“9.0% Notes”). Interest on the 9.0% Notes is payable semi-annually on October 1st and April 1st of each year. The 9.0% Notes are general unsecured senior subordinated obligations and rank junior in right of payment to all existing and future senior indebtedness of the Issuers. All payments on the 9.0% Notes are guaranteed jointly and severally on a senior subordinated basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

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

        On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”). In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving loan facility under the merger credit facilities did not change in connection with the term loan refinancing. As of June 30, 2009, $766.4 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of letters of credit outstanding, was $218.8 million as of June 30, 2009.

        The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. As discussed in Note 4, $450.0 million of the term loan facility borrowings are subject to a fixed interest rate of 4.8275% per annum under the terms of an interest rate swap agreement that expires on March 31, 2010. The interest rate applicable to the unhedged portion of Vanguard’s term loan facility borrowings was approximately 2.6% as of June 30, 2009. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.0% per annum or a base rate plus 1.0% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. Vanguard makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2005 term loan facility and will continue to make such payments until maturity of the term debt.

        Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of June 30, 2009. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

Interest Rate Swap Agreement

        In March 2009, Vanguard and Bank of America N.A. (“the counterparty”) executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775% (see Note 4). Given the turbulence in the credit markets and the attractive swap rates then available, Vanguard amended the swap agreement to hedge its cash flows related to a portion of the 2005 term loan facility against potential market fluctuations to the variable 30-day LIBOR interest rate. Vanguard will continue to make its normal quarterly interest payments under the 2005 term loan facility as described above. Vanguard deems the counterparty to be creditworthy.  As of June 30, 2009, the estimated fair value of the interest rate swap was a liability for Vanguard of approximately $6.9 million ($4.3 million net of taxes of $2.6 million), which is included in other accrued expenses and current liabilities and accumulated other comprehensive income on the accompanying balance sheet.  Vanguard will make quarterly adjustments to other comprehensive income (loss) equal to the change in the fair value of the swap from quarter to quarter until the maturity of the swap on March 31, 2010 with any ineffectiveness included immediately in earnings.

Future Maturities

        Future maturities of Vanguard’s debt as of June 30, 2009 follow (in millions).

Fiscal Year	Amount

2010	$8.0
2011	7.9
2012	750.5
2013	–
2014	–
Thereafter	791.0

$1,557.4

Other Information

        Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s 2005 term loan facility in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the guarantor subsidiaries, the combined non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2008 and 2009, and for the years ended June 30, 2007, 2008 and 2009, follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2008

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$82.0	$59.6	$–	$141.6
Restricted cash	–	–	–	0.3	1.8	–	2.1
Marketable securities	–	–	–	–	26.3	–	26.3
Accounts receivable, net	–	–	–	275.7	24.7	–	300.4
Inventories	–	–	–	44.3	4.9	–	49.2
Prepaid expenses and other current assets	0.1	–	–	62.5	20.0	(2.3)	80.3

Total current assets	0.1	–	–	464.8	137.3	(2.3)	599.9

Property, plant and equipment, net	–	–	–	1,106.4	67.6	–	1,174.0
Goodwill	–	–	–	605.6	83.6	–	689.2
Intangible assets, net	–	24.5	3.2	12.9	20.8	–	61.4
Investments in consolidated subsidiaries	608.8	–	–	–	16.7	(625.5)	–
Other assets	–	–	–	57.6	0.2	–	57.8

Total assets	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$137.2	$17.9	$–	$155.1
Accrued expenses and other current liabilities	–	13.2	–	132.9	72.9	–	219.0
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	21.2	–	269.9	91.0	–	382.1

Other liabilities	–	–	–	70.6	38.7	(3.2)	106.1
Long-term debt, less current maturities	–	1,341.1	188.4	–	–	–	1,529.5
Intercompany	44.3	(900.0)	(120.8)	1,373.9	(51.9)	(345.5)	–
Stockholders’ equity	564.6	(437.8)	(64.4)	532.9	248.4	(279.1)	564.6

Total liabilities and stockholders’ equity	$608.9	$24.5	$3.2	$2,247.3	$326.2	$(627.8)	$2,582.3

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2009

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$168.3	$139.9	$–	$308.2
Restricted cash	–	–	–	0.2	1.7	–	1.9
Accounts receivable, net	–	–	–	257.0	18.3	–	275.3
Inventories	–	–	–	44.5	3.8	–	48.3
Prepaid expenses and other current assets	2.5	–	–	94.9	34.6	(34.0)	98.0

Total current assets	2.5	–	–	564.9	198.3	(34.0)	731.7

Property, plant and equipment, net	–	–	–	1,114.7	59.4	–	1,174.1
Goodwill	–	–	–	608.5	83.6	–	692.1
Intangible assets, net	–	19.4	2.9	13.5	18.8	–	54.6
Investments in consolidated subsidiaries	608.8	–	–	–	24.5	(633.3)	–
Investments in auction rate securities	–	–	–	–	21.6	–	21.6
Other assets	–	–	–	56.8	0.2	–	57.0

Total assets	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$112.7	$15.2	$–	$127.9
Accrued expenses and other current liabilities	–	20.0	–	201.9	122.3	–	344.2
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	28.0	–	314.4	137.7	–	480.1

Other liabilities	–	–	–	79.9	73.7	(34.0)	119.6
Long-term debt, less current maturities	–	1,333.4	210.2	–	–	–	1,543.6
Intercompany	23.5	(810.4)	(120.9)	1,306.8	(60.1)	(338.9)	–
Stockholders’ equity	587.8	(531.6)	(86.4)	657.3	255.1	(294.4)	587.8

Total liabilities and stockholders’ equity	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$2,053.9	$150.9	$(25.5)	$2,179.3
Premium revenues	–	–	–	56.5	345.3	(0.4)	401.4

Total revenues	–	–	–	2,110.4	496.2	(25.9)	2,580.7

Salaries and benefits	1.2	–	–	986.6	80.1	–	1,067.9
Supplies	–	–	–	394.1	27.7	–	421.8
Health plan claims expense	–	–	–	35.6	286.9	(25.5)	297.0
Purchased services	–	–	–	126.6	14.6	–	141.2
Provision for doubtful accounts	–	–	–	169.2	6.0	–	175.2
Other operating expenses	0.2	–	–	171.2	25.4	(0.4)	196.4
Rents and leases	–	–	–	30.8	6.6	–	37.4
Depreciation and amortization	–	–	–	104.1	14.5	–	118.6
Interest, net	–	119.5	17.7	(8.2)	(5.2)	–	123.8
Management fees	–	–	–	(8.2)	8.2	–	–
Impairment loss	–	–	–	120.1	3.7	–	123.8
Other	–	–	–	2.8	–	–	2.8

Total costs and expenses	1.4	119.5	17.7	2,124.7	468.5	(25.9)	2,705.9

Income (loss) from continuing operations before income taxes	(1.4)	(119.5)	(17.7)	(14.3)	27.7	–	(125.2)
Income tax expense (benefit)	(11.6)	–	–	–	2.1	(2.1)	(11.6)
Equity in earnings of subsidiaries	(142.9)	–	–	–	–	142.9	–

Income (loss) from continuing operations	(132.7)	(119.5)	(17.7)	(14.3)	25.6	145.0	(113.6)
Loss from discontinued operations, net of taxes	–	–	–	(6.0)	(13.1)	–	(19.1)

Net income (loss)	$(132.7)	$(119.5)	$(17.7)	$(20.3)	$12.5	$145.0	$(132.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2008

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$2,212.2	$150.8	$(22.5)	$2,340.5
Premium revenues	–	–	–	57.7	392.7	(0.2)	450.2

Total revenues	–	–	–	2,269.9	543.5	(22.7)	2,790.7

Salaries and benefits	2.5	–	–	1,068.7	81.5	–	1,152.7
Supplies	–	–	–	405.8	28.7	–	434.5
Health plan claims expense	–	–	–	35.8	314.9	(22.5)	328.2
Purchased services	–	–	–	136.5	13.0	–	149.5
Provision for doubtful accounts	–	–	–	196.9	8.7	–	205.6
Other operating expenses	0.2	–	–	182.4	32.1	(0.2)	214.5
Rents and leases	–	–	–	34.8	7.0	–	41.8
Depreciation and amortization	–	–	–	116.8	14.2	–	131.0
Interest, net	–	109.9	19.8	(9.3)	1.7	–	122.1
Management fees	–	–	–	(8.2)	8.2	–	–
Other	–	–	–	63.5	(54.0)	–	9.5

Total costs and expenses	2.7	109.9	19.8	2,223.7	456.0	(22.7)	2,789.4

Income (loss) from continuing operations before income taxes	(2.7)	(109.9)	(19.8)	46.2	87.5	–	1.3
Income tax expense (benefit)	1.7	–	–	–	13.4	(13.4)	1.7
Equity in earnings of subsidiaries	3.7	–	–	–	–	(3.7)	–

Income (loss) from continuing operations	(0.7)	(109.9)	(19.8)	46.2	74.1	9.7	(0.4)
Income (loss) from discontinued operations, net of taxes	–	–	–	2.9	(3.2)	–	(0.3)

Net income (loss)	$(0.7)	$(109.9)	$(19.8)	$49.1	$70.9	$9.7	$(0.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended June 30, 2009

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$2,373.8	$171.2	$(23.3)	$2,521.7
Premium revenues	–	–	–	60.2	618.0	(0.2)	678.0

Total revenues	–	–	–	2,434.0	789.2	(23.5)	3,199.7

Salaries and benefits	4.4	–	–	1,144.7	91.0	–	1,240.1
Supplies	–	–	–	423.7	32.6	–	456.3
Health plan claims expense	–	–	–	34.8	514.1	(23.3)	525.6
Purchased services	–	–	–	152.7	14.7	–	167.4
Provision for doubtful accounts	–	–	–	200.7	10.1	–	210.8
Other operating expenses	0.2	–	–	201.3	56.7	(0.2)	258.0
Rents and leases	–	–	–	36.5	7.0	–	43.5
Depreciation and amortization	–	–	–	116.4	14.2	–	130.6
Interest, net	–	93.8	22.1	(6.7)	2.4	–	111.6
Management fees	–	–	–	(14.1)	14.1	–	–
Impairment loss	–	–	–	6.2	–	–	6.2
Other	–	–	–	5.9	–	–	5.9

Total costs and expenses	4.6	93.8	22.1	2,302.1	756.9	(23.5)	3,156.0

Income (loss) from continuing operations before income taxes	(4.6)	(93.8)	(22.1)	131.9	32.3	–	43.7
Income tax expense (benefit)	16.0	–	–	–	9.4	(9.4)	16.0
Equity in earnings of subsidiaries	49.2	–	–	–	–	(49.2)	–

Income (loss) from continuing operations	28.6	(93.8)	(22.1)	131.9	22.9	(39.8)	27.7
Income from discontinued operations, net of taxes	–	–	–	0.6	0.3	–	0.9

Net income (loss)	$28.6	$(93.8)	$(22.1)	$132.5	$23.2	$(39.8)	$28.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2007

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$(132.7)	$(119.5)	$(17.7)	$(20.3)	$12.5	$145.0	$(132.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations	–	–	–	6.0	13.1	–	19.1
Depreciation and amortization	–	–	–	104.1	14.5	–	118.6
Provision for doubtful accounts	–	–	–	169.2	6.0	–	175.2
Deferred income taxes	(12.7)	–	–	–	–	–	(12.7)
Amortization of loan costs	–	4.3	0.2	–	–	–	4.5
Accretion of principal on senior discount notes	–	–	17.5	–	–	–	17.5
Gain on disposal of assets	–	–	–	(4.1)	–	–	(4.1)
Stock compensation	1.2	–	–	–	–	–	1.2
Impairment loss	–	–	–	120.1	3.7	–	123.8
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	142.9	–	–	–	–	(142.9)	–
Accounts receivable	–	–	–	(206.9)	2.9	–	(204.0)
Inventories	–	–	–	(2.9)	1.0	–	(1.9)
Prepaid expenses and other current assets	–	–	–	(28.5)	(1.5)	–	(30.0)
Accounts payable	–	–	–	11.2	(3.8)	–	7.4
Accrued expenses and other liabilities	1.3	0.1	–	61.3	(22.8)	(2.1)	37.8

Net cash provided by (used in) operating activities – continuing operations	–	(115.1)	–	209.2	25.6	–	119.7
Net cash provided by operating activities - discontinued operations	–	–	–	0.5	3.1	–	3.6

Net cash provided by (used in) operating activities	–	(115.1)	–	209.7	28.7	–	123.3

Investing activities:
Acquisitions	–	–	–	(0.2)	–	–	(0.2)
Capital expenditures	–	–	–	(153.3)	(11.0)	–	(164.3)
Proceeds from asset dispositions	–	–	–	9.5	–	–	9.5
Purchases of short-term investments	–	–	–	–	(120.0)	–	(120.0)
Sales of short-term investments	–	–	–	–	120.0	–	120.0
Other	–	–	–	1.8	0.2	–	2.0

Net cash used in investing activities- continuing operations	–	–	–	(142.2)	(10.8)	–	(153.0)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	36.3	(1.8)	–	34.5

Net cash used in investing activities	–	–	–	(105.9)	(12.6)	–	(118.5)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2007
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Payments of long-term debt	–	(7.9)	–	–	(0.1)	–	(8.0)
Payments to retire stock, equity incentive units and stock options	–	–	–	(0.5)	–	–	(0.5)
Cash provided by (used in) intercompany activity	–	123.0	–	(130.3)	7.3	–	–
Exercise of stock options	–	–	–	0.2	–	–	0.2

Net cash provided by (used in) financing activities	–	115.1	–	(130.6)	7.2	–	(8.3)

Net increase (decrease) in cash and cash equivalents	–	–	–	(26.8)	23.3	–	(3.5)
Cash and cash equivalents, beginning of period	–	–	–	38.5	85.1	–	123.6

Cash and cash equivalents, end of period	$–	$–	$–	$11.7	$108.4	$–	$120.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2008

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$(0.7)	$(109.9)	$(19.8)	$49.1	$70.9	$9.7	$(0.7)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations	–	–	–	(2.9)	3.2	–	0.3
Depreciation and amortization	–	–	–	116.8	14.2	–	131.0
Provision for doubtful accounts	–	–	–	196.9	8.7	–	205.6
Deferred income taxes	(2.2)	–	–	–	–	–	(2.2)
Amortization of loan costs	–	4.6	0.3	–	–	–	4.9
Accretion of principal on senior discount notes	–	–	19.5	–	–	–	19.5
Loss on disposal of assets	–	–	–	0.9	–	–	0.9
Stock compensation	2.5	–	–	–	–	–	2.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(3.7)	–	–	–	–	3.7	–
Accounts receivable	–	–	–	(217.5)	(6.1)	–	(223.6)
Inventories	–	–	–	(4.3)	0.2	–	(4.1)
Prepaid expenses and other current assets	(4.5)	–	–	(17.6)	2.4	–	(19.7)
Accounts payable	–	–	–	5.6	6.6	–	12.2
Accrued expenses and other liabilities	4.9	(0.2)	–	75.3	(21.6)	(13.4)	45.0

Net cash provided by (used in) operating activities – continuing operations	(3.7)	(105.5)	–	202.3	78.5	–	171.6
Net cash provided by operating activities – discontinued operations	–	–	–	0.2	1.3	–	1.5

Net cash provided by (used in) operating activities	(3.7)	(105.5)	–	202.5	79.8	–	173.1

Investing activities:
Acquisitions	–	–	–	(0.2)	–	–	(0.2)
Capital expenditures	–	–	–	(118.1)	(3.5)	–	(121.6)
Purchases of marketable securities	–	–	–	–	(90.0)	–	(90.0)
Sales of marketable securities	–	–	–	–	63.7	–	63.7
Other	–	–	–	–	1.5	–	1.5

Net cash used in investing activities – continuing operations	–	–	–	(118.3)	(28.3)	–	(146.6)
Net cash provided by (used in) operating activities – discontinued operations	–	–	–	3.1	(0.3)	–	2.8

Net cash used in investing activities	–	–	–	(115.2)	(28.6)	–	(143.8)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2008
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Payments of long-term debt	–	(7.8)	–	–	–	–	(7.8)
Payments to retire stock, equity incentive units and stock options	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	3.7	113.3	–	(17.0)	(100.0)	–	–
Exercise of stock options	–	–	–	0.2	–	–	0.2

Net cash provided by (used in) financing activities	3.7	105.5	–	(17.0)	(100.0)	–	(7.8)

Net increase (decrease) in cash and cash equivalents	–	–	–	70.3	(48.8)	–	21.5
Cash and cash equivalents, beginning of period	–	–	–	11.7	108.4	–	120.1

Cash and cash equivalents, end of period	$–	$–	$–	$82.0	$59.6	$–	$141.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2009

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Operating activities:
Net income (loss)	$28.6	$(93.8)	$(22.1)	$132.5	$23.2	$(39.8)	$28.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Income from discontinued operations	–	–	–	(0.6)	(0.3)	–	(0.9)
Depreciation and amortization	–	–	–	116.4	14.2	–	130.6
Provision for doubtful accounts	–	–	–	200.7	10.1	–	210.8
Deferred income taxes	5.6	–	–	–	–	–	5.6
Amortization of loan costs	–	5.1	0.3	–	–	–	5.4
Accretion of principal on senior discount notes	–	–	21.8	–	–	–	21.8
Gain on disposal of assets	–	–	–	(2.3)	–	–	(2.3)
Stock compensation	4.4	–	–	–	–	–	4.4
Impairment loss	–	–	–	6.2	–	–	6.2
Realized holding loss on investments	–	–	–	–	0.6	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(49.2)	–	–	–	–	49.2	–
Accounts receivable	–	–	–	(182.2)	(3.0)	–	(185.2)
Inventories	–	–	–	0.8	0.2	–	1.0
Prepaid expenses and other current assets	–	–	–	7.6	(20.6)	–	(13.0)
Accounts payable	–	–	–	(24.6)	(2.7)	–	(27.3)
Accrued expenses and other liabilities	10.6	6.8	–	29.6	83.4	(9.4)	121.0

Net cash provided by (used in) operating activities – continuing operations	–	(81.9)	–	284.1	105.1	–	307.3
Net cash provided by operating activities – discontinued operations	–	–	–	0.6	0.3	–	0.9

Net cash provided by (used in) operating activities	–	(81.9)	–	284.7	105.4	–	308.2

Investing activities:
Acquisitions	–	–	–	(4.4)	–	–	(4.4)
Capital expenditures	–	–	–	(122.3)	(9.8)	–	(132.1)
Proceeds from asset dispositions	–	–	–	4.9	–	–	4.9
Other	–	–	–	(1.7)	(0.3)	–	(2.0)

Net cash used in investing activities	–	–	–	(123.5)	(10.1)	–	(133.6)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the year ended June 30, 2009
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)
Financing activities:
Payments of long-term debt	–	(7.8)	–	–	–	–	(7.8)
Payments to retire stock, equity incentive units and stock options	–	–	–	(0.2)	–	–	(0.2)
Cash provided by (used in) intercompany activity	–	89.7	–	(74.7)	(15.0)	–	–

Net cash provided by (used in) financing activities	–	81.9	–	(74.9)	(15.0)	–	(8.0)

Net increase in cash and cash equivalents	–	–	–	86.3	80.3	–	166.6
Cash and cash equivalents, beginning of period	–	–	–	82.0	59.6	–	141.6

Cash and cash equivalents, end of period	$–	$–	$–	$168.3	$139.9	$–	$308.2

10.  Income Taxes

        Significant components of income tax expense/benefit attributable to continuing operations are as follows (in millions):

	2007	2008	2009

Current:
Federal	$0.9	$1.5	$8.2
State	0.1	2.4	2.2

	1.0	3.9	10.4
Deferred:
Federal	(13.7)	(1.2)	7.9
State	(4.8)	(8.6)	(1.0)

	(18.5)	(9.8)	6.9
Change in valuation allowance	5.9	7.6	(1.3)

Total	$(11.6)	$1.7	$16.0

        The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in millions).

	2007	2008	2009

Continuing operations	$(11.6)	$1.7	$16.0
Discontinued operations	(9.5)	(0.2)	0.6

Total	$(21.1)	$1.5	$16.6

        The increases in the valuation allowance during all three years presented result from state net operating loss carryforwards that may not ultimately be utilized because of the uncertainty regarding Vanguard’s ability to generate taxable income in certain states. The effective income tax rate differed from the federal statutory rate for the years ended June 30, 2007, 2008 and 2009 as follows:

	2007	2008	2009

Income tax expense at federal statutory rate	35.0%	35.0%	35.0%
Income tax expense at state statutory rate	3.6	(564.6)	0.9
Nondeductible expenses and other	(0.6)	44.0	3.6
Change in valuation allowance	(4.7)	616.4	(2.9)
Nondeductible impairment loss	(24.0)	–	–

Effective income tax rate	9.3%	130.8%	36.6%

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Vanguard’s deferred tax assets and liabilities as of June 30, 2008 and 2009, were as follows (in millions):

	2008	2009
Deferred tax assets:
Net operating loss carryover	$69.7	$33.7
Excess tax basis over book basis of accounts receivable	8.2	10.2
Accrued expenses and other	24.7	42.2
Deferred loan costs	2.3	1.4
Professional and general liabilities reserves	16.4	21.6
Health plan claims, workers compensation and employee health reserves	9.4	13.7
Alternative minimum tax credit and other credits	3.4	–
Deferred interest expense	–	30.9

Total deferred tax assets	134.1	153.7
Valuation allowance	(29.9)	(28.6)

Total deferred tax assets, net of valuation allowance	104.2	125.1

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	29.3	33.1
Excess book basis over tax basis of prepaid assets and other	8.0	24.4

Total deferred tax liabilities	37.3	57.5

Net deferred tax assets and liabilities	$66.9	$67.6

        Net non-current deferred tax assets of $42.4 million and $38.0 million as of June 30, 2008 and 2009, respectively, are included in the accompanying consolidated balance sheets in other assets. Net current deferred tax assets were $24.5 million and $29.6 million as of June 30, 2008 and 2009, respectively.

        As of June 30, 2009, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax purposes and state income tax purposes of approximately $9.0 million and $560.0 million, respectively. The significant decrease in the federal income tax NOL carryforward from $107.0 million as of June 30, 2008 to $9.0 million as of June 30, 2009 and the related $30.9 million deferred tax asset recognized during fiscal 2009 is primarily due to certain interest deductions that Vanguard determined will not be deductible until paid. The federal and state NOL carryforwards expire from 2020 to 2027 and 2010 to 2028, respectively. Approximately $2.5 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.

Accounting for Uncertainty in Income Taxes

        Effective July 1, 2007, Vanguard adopted the provisions of FIN 48. In connection with the adoption of FIN 48, Vanguard recorded a $0.4 million net liability for unrecognized tax benefits, accrued interest and penalties.

        The table below summarizes the total changes in unrecognized tax benefits during the years ended June 30, 2008 and 2009 (in millions).

Balance at July 1, 2007	$0.4
Additions based on tax positions related to the current year	–
Additions for tax positions of prior years	0.2
Reductions for tax positions of prior years	–
Settlements	–

Balance at June 30, 2008	$0.6
Additions based on tax positions related to the current year	–
Additions for tax positions of prior years	2.9
Reductions for tax positions of prior years	(0.3)
Settlements	–

Balance at June 30, 2009	$3.2

        The $3.2 million balance as of June 30, 2009 of unrecognized tax benefits would impact the effective tax rate if recognized.

        The provisions of FIN 48 allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the company. Vanguard has elected to classify interest and penalties related to the unrecognized tax benefits as a component of income tax expense. During the years ended June 30, 2008 and 2009, Vanguard recognized approximately $20,000 and $40,000, respectively, of such interest and penalties.

        $2.6 million of the current year increase in the FIN 48 liability was formerly accounted for as a reduction in Vanguard’s net operating loss carryforward deferred tax asset. This amount is now accounted for as a tax liability due to Vanguard utilizing its federal net operating loss carryforward during the period.

        Vanguard’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

11.  Stockholders’ Equity

        Vanguard has the authority to issue 1,000,000 shares of common stock, par value $.01 per share.

Common Stock of Vanguard and Class A Membership Units of Holdings

        In connection with the Blackstone merger, Blackstone, Morgan Stanley Capital Partners and its affiliates (collectively, “MSCP”), management and other investors purchased $624.0 million of Class A Membership Units of Holdings. Holdings then invested the $624.0 million in the common stock of Vanguard, and in addition Blackstone invested $125.0 million directly in the common stock of Vanguard.  In February 2005, other investors purchased approximately $0.6 million of Class A membership units of Holdings. Holdings then invested the $0.6 million in the common stock of Vanguard.

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

        During the years ended June 30, 2007, 2008 and 2009, Vanguard and Holdings repurchased a total of 7,491 outstanding equity incentive units from former executive officers for approximately $0.4 million. The purchase price for unvested units was based upon the lower of cost or fair market value (determined by an independent appraisal) or the lower of cost or fair market value less a 25% discount, as set forth in the LLC Agreement. The purchase price for vested units was fair market value or fair market value less a 25% discount.

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

12.  Comprehensive Income (Loss)

        Comprehensive income consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income refers to revenues, expenses, gains and losses that under SFAS 130, Reporting Comprehensive Income, are recorded as an element of stockholders’ equity but are excluded from net income. The following table presents the components of comprehensive income (loss) for the years ended June 30, 2007, 2008 and 2009 (in millions).

	June 30, 2007	June 30 2008	June 30 2009

Net income (loss)	$(132.7)	$(0.7)	$28.6
Change in fair value of interest rate swap	–	4.6	(11.5)
Change in unrealized holding losses on auction rate securities	–	–	(4.1)
Change in income tax (expense) benefit	–	(1.8)	6.0

Comprehensive income (loss)	$(132.7)	$2.1	$19.0

        The components of accumulated other comprehensive income (loss) as of June 30, 2008 and June 30, 2009 are as follows (in millions).

	June 30, 2008	June 30, 2009

Fair value of interest rate swap	$4.6	$(6.9)
Unrealized holding loss on investments in auction rate securities	–	(4.1)
Income tax (expense) benefit	(1.8)	4.2

Accumulated other comprehensive income (loss)	$2.8	$(6.8)

13.  Stock Based Compensation

        As previously discussed, Vanguard used the minimum value pricing model permitted under SFAS 123 to determine stock compensation costs related to stock option grants prior to July 1, 2006.  On July 1, 2006, Vanguard adopted the provisions of SFAS 123(R), to account for stock option grants subsequent to July 1, 2006.  Vanguard adopted SFAS 123(R) on a prospective basis as required for companies that chose to adopt SFAS 123 using the transition guidance set forth in SFAS 148. During fiscal years 2007, 2008 and 2009, Vanguard incurred stock compensation of $1.2 million and $2.5 million and $4.4 million, respectively, related to grants under its 2004 Stock Incentive Plan.

2004 Stock Incentive Plan

        After the Blackstone merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of June 30, 2009, the 2004 Option Plan, as amended, allows for the issuance of up to 105,611 options to purchase common stock of Vanguard to its employees, members of its Board of Directors or other service providers of Vanguard or any of its affiliates. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of June 30, 2009, 102,455 options were outstanding under the 2004 Option Plan, as amended.

        The following tables summarize options transactions during the years ended June 30, 2007, 2008 and 2009.

	2004 Stock Incentive Plan

	# of Options	Wtd Avg Exercise Price

Options outstanding at June 30, 2006	70,657	$1,644.12
Options granted	10,110	1,715.06
Options exercised	(195)	1,000.00
Options cancelled	(14,998)	1,624.81

Options outstanding at June 30, 2007	65,574	1,661.39
Options granted	30,583	1,611.90
Options exercised	(168)	1,038.49
Options cancelled	(7,291)	1,667.85

Options outstanding at June 30, 2008	88,698	1,644.97
Options granted	17,341	1,634.36
Options exercised	–	–
Options cancelled	(3,584)	1,648.93

Options outstanding at June 30, 2009	102,455	$1,643.04

Options available for grant at June 30, 2009	2,652	$1,640.19

Options exercisable at June 30, 2009	27,436	$1,960.02

        The following table provides information relating to the 2004 Option Plan during each period presented.

	Year ended June 30,

	2007	2008	2009

Weighted average fair value of options granted during each year	$590.70	$408.59	$315.20
Intrinsic value of options exercised during each year (in millions)	$0.1	$0.1	$–
Fair value of outstanding options that vested during each year (in millions)	$1.0	$1.2	$1.6

        The following table sets forth certain information regarding vested options at June 30, 2009, options expected to vest subsequent to June 30, 2009 and the total options expected to vest over the life of all options granted.

	Currently Vested	Additional Expected to Vest	Total Expected to Vest

Number of options at June 30, 2009	27,436	54,584	82,020
Weighted average exercise price	$1,960.02	$1,192.32	$1,449.12
Aggregate intrinsic value at June 30, 2009 (in millions)	$5.9	$13.4	$19.2
Weighted average remaining contractual term	6.43 years	7.5 years	7.1 years

14.  Defined Contribution Plan

        Effective June 1, 1998, Vanguard adopted its defined contribution employee benefit plan, the Vanguard 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.

        The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after two years of service and continue vesting at 20% per year until fully vested. For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. Vanguard’s matching expense for the years ended June 30, 2007, 2008 and 2009 was approximately $13.8 million, $14.5 million and $15.7 million, respectively.

15.  Leases

        Vanguard leases certain real estate properties and equipment under operating leases having various expiration dates. Future minimum operating lease payments under non-cancelable leases for each fiscal year presented below are approximately as follows (in millions).

Operating Leases

2010	$ 30.4
2011	25.8
2012	22.3
2013	17.8
2014	14.4
Thereafter	42.3

Total minimum lease payments	$ 153.0

        During the years ended June 30, 2007, 2008 and 2009, rent expense was approximately $37.4 million, $41.8 million and $43.5 million, respectively.

16.  Contingencies and Healthcare Regulation

Contingencies

        Vanguard is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on Vanguard’s financial position or results of operations.

Professional and General Liability Insurance

        Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its risks at a $10.0 million retention level. For claims incurred from June 1, 2006 to June 30, 2009, Vanguard self-insured the first $9.0 million per claim, and the captive subsidiary insured the next $1.0 million per claim. Vanguard’s captive subsidiary maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of Vanguard’s hospitals in the amount of approximately $14.9 million, which exceeded Vanguard’s captive subsidiary’s $10.0 million self insured limit. Based upon this verdict, Vanguard increased its professional and general liability reserve for the year ended June 30, 2009, by the excess of the verdict amount over its previously established case reserve estimate and recorded a receivable from its captive subsidiary’s third party excess carrier for that portion exceeding $10.0 million. Vanguard then reduced this receivable by the additional premium due to the excess carrier under Vanguard’s retrospectively rated insurance policy for that particular policy year. Vanguard has appealed this verdict since most of the verdict represented non-economic damages like pain and suffering, but can not predict whether or not the verdict will be reduced upon appeal at this time.

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

Guarantees

       Physician Guarantees

        In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. In January 2006, Vanguard adopted Financial Accounting Standards Board Staff Position FIN 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FSP 45-3”).  FSP 45-3 requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of June 30, 2009, Vanguard had a net intangible asset of $8.4 million and a remaining liability of $3.0 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees under FSP 45-3 as of June 30, 2009 was approximately $5.1 million.

       Other Guarantees

        As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of June 30, 2009, Vanguard maintained this performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million. These surety bonds expire on September 30, 2009.

17.  Related Party Transactions

        Pursuant to the Blackstone merger agreement, Vanguard entered into a transaction and monitoring fee agreement with Blackstone and Metalmark Subadvisor LLC (“Metalmark SA”), which is an affiliate of Metalmark Capital LLC, which has shared voting or investment power in Holdings’ units owned by the MSCP Funds.  Under the terms of the agreement, Vanguard agreed to pay Blackstone and Metalmark SA an annual monitoring fee of $4.0 million and $1.2 million, respectively, plus out of pocket expenses. The monitoring fee represents compensation to Blackstone and Metalmark SA for their advisory and consulting services with respect to financing transactions, strategic decisions, dispositions or acquisitions of assets and other Vanguard affairs from time to time. Blackstone also has the option under the agreement to elect at any time in anticipation of a change in control or initial public offering to require Vanguard to pay both Blackstone and Metalmark SA a lump sum monitoring fee, calculated as the net present value of future annual monitoring fees assuming a remaining ten-year payment period, in lieu of the remaining annual monitoring fee payments. If Blackstone chooses a lump sum payment, Metalmark SA is entitled to receive not less than 15% of the sum of the initial $20.0 million Blackstone transaction fee and the cumulative monitoring fees and lump sum monitoring fee paid to Blackstone less the cumulative aggregate monitoring fees paid to Metalmark SA to date. During the years ended 2007 and 2009, Vanguard paid $4.0 million and $1.2 million in monitoring fees to Blackstone and Metalmark SA, respectively. During fiscal 2008, Vanguard paid approximately $5.2 million and $1.2 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively.

        Blackstone and Metalmark SA have the ability to control Vanguard’s policies and operations, and their interests may not in all cases be aligned with Vanguard’s interests. Vanguard also conducts business with other entities controlled by Blackstone or Metalmark SA. Vanguard’s results of operations could be materially different as a result of Blackstone and Metalmark SA’s control than such results would be if Vanguard were autonomous.

        Effective July 1, 2008, Vanguard entered into an Employer Health Program Agreement with Equity Healthcare LLC (“Equity Healthcare”), which is an affiliate of Blackstone.  Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare.  Equity Healthcare receives from Vanguard a fee of $2 per employee per month (“PEPM Fee”).  As of June 30, 2009, Vanguard has approximately 11,750 employees enrolled in these health and welfare benefit plans.

18.          Segment Information

        Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Providers, a contracting entity for MacNeal Hospital and Weiss Memorial Hospital in the metropolitan Chicago area, Phoenix Health Plan, a Medicaid managed health plan operating in Arizona, and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide financial information by business segment for the years ended June 30, 2007, 2008 and 2009.

	For the Year Ended June 30, 2007

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues (1)	$ –	$ 2,179.3	$ –	$ 2,179.3
Capitation premiums	401.4	–	–	401.4
Inter-segment revenues	–	34.2	(34.2)	–

Total revenues	401.4	2,213.5	(34.2)	2,580.7
Salaries and benefits (excludes stock compensation of $1.2 million)	14.7	1,052.0	–	1,066.7
Supplies	0.2	421.6	–	421.8
Health plan claims expense (1)	297.0	–	–	297.0
Provision for doubtful accounts	–	175.2	–	175.2
Other operating expenses – external	27.3	347.7	–	375.0
Operating expenses – inter-segment	34.2	–	(34.2)	–

Total operating expenses	373.4	1,996.5	(34.2)	2,335.7

Segment EBITDA (2)	28.0	217.0	–	245.0
Depreciation and amortization	4.3	114.3	–	118.6
Interest, net	(5.8)	129.6	–	123.8
Minority interests	–	2.6	–	2.6
Equity method income	–	(0.9)	–	(0.9)
Stock compensation	–	1.2	–	1.2
Gain on disposal of assets	–	(4.1)	–	(4.1)
Impairment loss	–	123.8	–	123.8
Monitoring fees and expenses	–	5.2	–	5.2

Income (loss) from continuing operations before income taxes	$ 29.5	$ (154.7)	$ –	$ (125.2)

Segment assets	$ 197.3	$ 2,340.8	$ –	$ 2,538.1

Capital expenditures	$ 0.2	$ 164.1	$ –	$ 164.3

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, gain or loss on disposal of assets, monitoring fees and expenses, impairment loss, realized loss on investments and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2008

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues (1)	$ –	$ 2,340.5	$ –	$ 2,340.5
Capitation premiums	450.2	–	–	450.2
Inter-segment revenues	–	31.2	(31.2)	–

Total revenues	450.2	2,371.7	(31.2)	2,790.7
Salaries and benefits (excludes stock compensation of $2.5 million)	16.0	1,134.2	–	1,150.2
Supplies	0.2	434.3	–	434.5
Health plan claims expense (1)	328.2	–	–	328.2
Provision for doubtful accounts	–	205.6	–	205.6
Other operating expenses – external	29.9	375.9	–	405.8
Operating expenses – inter-segment	31.2	–	(31.2)	–

Total operating expenses	405.5	2,150.0	(31.2)	2,524.3

Segment EBITDA (2)	44.7	221.7	–	266.4
Depreciation and amortization	4.2	126.8	–	131.0
Interest, net	(4.5)	126.6	–	122.1
Minority interests	–	3.0	–	3.0
Equity method income	–	(0.7)	–	(0.7)
Stock compensation	–	2.5	–	2.5
Loss on disposal of assets	–	0.9	–	0.9
Monitoring fees and expenses	–	6.3	–	6.3

Income (loss) from continuing operations before income taxes	$ 45.0	$ (43.7)	$ –	$ 1.3

Segment assets	$ 181.5	$ 2,400.8	$ –	$ 2,582.3

Capital expenditures	$ 0.6	$ 121.0	$ –	$ 121.6

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, gain or loss on disposal of assets, monitoring fees and expenses, impairment loss, realized loss on investments and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

	For the Year Ended June 30, 2009

	Health Plans	Acute Care Services	Eliminations	Consolidated

	(In millions)
Patient service revenues (1)	$ –	$ 2,521.7	$ –	$ 2,521.7
Capitation premiums	678.0	–	–	678.0
Inter-segment revenues	–	34.0	(34.0)	–

Total revenues	678.0	2,555.7	(34.0)	3,199.7
Salaries and benefits (excludes stock compensation of $4.4 million)	30.6	1,205.1	–	1,235.7
Supplies	0.3	456.0	–	456.3
Health plan claims expense (1)	525.6	–	–	525.6
Provision for doubtful accounts	–	210.8	–	210.8
Other operating expenses – external	36.4	432.5	–	468.9
Operating expenses – inter-segment	34.0	–	(34.0)	–

Total operating expenses	626.9	2,304.4	(34.0)	2,897.3

Segment EBITDA (2)	51.1	251.3	–	302.4
Depreciation and amortization	4.1	126.5	–	130.6
Interest, net	(0.6)	112.2	–	111.6
Minority interests	–	3.2	–	3.2
Equity method income	–	(0.8)	–	(0.8)
Stock compensation	–	4.4	–	4.4
Gain on disposal of assets	–	(2.3)	–	(2.3)
Monitoring fees and expenses	–	5.2	–	5.2
Realized loss on investments	–	0.6	–	0.6
Impairment loss	–	6.2	–	6.2

Income (loss) from continuing operations before income taxes	$ 47.6	$ (3.9)	$ –	$ 43.7

Segment assets	$ 250.3	$ 2,480.8	$ –	$ 2,731.1

Capital expenditures	$ 1.7	$ 130.4	$ –	$ 132.1

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, equity method income or loss, stock compensation, debt extinguishment costs, gain or loss on disposal of assets, monitoring fees and expenses, impairment loss, realized loss on investments and discontinued operations. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

19.  Unaudited Quarterly Operating Results

        The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2008 and 2009. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with Vanguard’s consolidated financial statements for the fiscal years ended June 30, 2008 and 2009. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions).

	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008

Total revenues	$662.5	$686.0	$725.6	$716.6
Net income (loss)	$(6.9)	$0.5	$6.5	$(0.8)

	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009

Total revenues	$719.0	$792.6	$858.0	$830.1
Net income	$0.9	$10.1	$15.8	$1.8

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2009.

        This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the United States Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report for the year ended June 30, 2009.

Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The table below presents information with respect to the members of our board of directors and our executive officers and their ages as of September 1, 2009.

Name	Age	Position
Charles N. Martin, Jr.	66	Chairman of the Board & Chief Executive Officer; Director
Kent H. Wallace	54	President & Chief Operating Officer
Keith B. Pitts	52	Vice Chairman
Mark R. Montoney, MD	52	Executive Vice President & Chief Medical Officer
Joseph D. Moore	62	Executive Vice President
Bradley A. Perkins, MD	50	Executive Vice President-Strategy and Innovation & Chief Transformation Officer
Phillip W. Roe	48	Executive Vice President, Chief Financial Officer & Treasurer
Ronald P. Soltman	63	Executive Vice President, General Counsel & Secretary
Dan F. Ausman	54	Senior Vice President-Operations
Reginald M. Ballantyne III	65	Senior Vice President-Market Strategy & Government Affairs
Bruce F. Chafin	53	Senior Vice President-Compliance & Ethics
Paul T. Dorsa	52	Senior Vice President-Development
Karen Fowler	48	Senior Vice President-Physician & Ambulatory Services
Larry Fultz	54	Senior Vice President-Human Resources
Joseph J. Mullany	45	Senior Vice President-Operations
Harold H. Pilgrim III	48	Senior Vice President & Chief Development Officer
Graham Reeve	45	Senior Vice President-Operations
James H. Spalding	50	Senior Vice President, Assistant General Counsel & Assistant Secretary
Jana S. Stonestreet	56	Senior Vice President & Chief Nursing Executive
Alan G. Thomas	55	Senior Vice President-Operations Finance
Thomas M. Ways	59	Senior Vice President-Managed Care
Gary D. Willis	44	Senior Vice President, Controller & Chief Accounting Officer
Deanna L. Wise	40	Senior Vice President & Chief Information Officer
Michael A. Dal Bello	38	Director
M. Fazle Husain	45	Director
Alan M. Muney, MD	56	Director
Michael J. Parsons	54	Director
James A. Quella	59	Director
Neil P. Simpkins	43	Director

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

        Mark R. Montoney, MD has been Vanguard’s Executive Vice President & Chief Medical Officer since December 2008.  Prior to his employment with Vanguard, from July 2005 to December 2008 Dr. Montoney was System Vice President and Chief Medical Officer of OhioHealth Corporation, a not-for-profit regional hospital management company headquartered in Columbus, Ohio, which operates 8 hospitals, over 20 health and surgery centers, and has affiliation agreements with 9 hospitals, within a 40-county area in central Ohio. Prior thereto, from July 2000 to July 2005, Dr. Montoney was Vice President – Quality & Clinical Support, of Riverside Methodist Hospital, a 985-bed tertiary care hospital in Columbus, Ohio.

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

        Bradley A. Perkins, MD has been Executive Vice President – Strategy and Innovation & Chief Transformation Officer of Vanguard since July 2009. Prior to his employment with Vanguard, Dr. Perkins held various positions with the Centers for Disease Control & Prevention (“CDC”) from July 1989 to June 2009, including Chief Strategy & Innovation Officer and Chief, Office of Strategy & Innovation from December 2005 to June 2009, and Deputy Director, Office of Strategy & Innovation, from May 2004 to December 2005.

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

        Reginald M. Ballantyne III, joined Vanguard in May 2001 and has served as Senior Vice President - Market Strategy & Government Affairs of Vanguard since January 2002. From 1984 to 2001, he served as President of PMH Health Resources, Inc., an Arizona based multi-unit healthcare system. Prior to 1984, Mr. Ballantyne served as President of Phoenix Memorial Hospital in Phoenix, Arizona. Mr. Ballantyne served as Chairman of the American Hospital Association (“AHA”) in 1997 and as Speaker of the AHA House of Delegates in 1998. He is a Fellow of the American College of Healthcare Executives (“ACHE”) and a recipient of the ACHE Gold Medal Award for Management Excellence. Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the

AHA Committee of Commissioners from 1992 until 1995. Mr. Ballantyne was recently elected Chairman-elect of the Arizona Chamber of Commerce and Industry. He has previously served as a director of Superior Consultant Holdings Corporation and is currently a director of several privately held companies.

        Bruce F. Chafin has served as Senior Vice President - Compliance & Ethics of Vanguard since July 1997. Prior thereto, from April 1995 to January 1997, he served as Vice President - Compliance & Ethics of OrNda.

        Paul T. Dorsa has served Senior Vice President – Development of Vanguard since September 2008. Prior to his employment with Vanguard, from May 2004 to September 2008 he was the Vice President – Mergers & Acquisition of DaVita Inc., an ElSegundo, California-basedprovider of dialysis services and education for patients with chronic kidney failure and end stage renal disease,  managing in the United States more than 1,000 outpatient facilities and acute units in more than 700 hospitals.

        Karen Fowler has served as Senior Vice President - Physician & Ambulatory Services of Vanguard since September 11, 2007. Prior thereto from May 1999 until July 2007 she was Vice President - Physician Integration/Managed Care of Triad Hospitals, Inc., an investor owned hospital management company headquartered in Plano, Texas. Prior thereto from May 1996 until May 1999 she was Vice President - Physician Integration/Managed Care of the Central and Pacific Group of Columbia.

        Larry Fultz has served as Senior Vice President - Human Resources of Vanguard since February 2009. Prior to his employment with Vanguard, from October 2007 to January 2009 he was Executive Vice President – Human Resources of the Victoria Secret Brand division of Limited Brands, Inc., headquartered in Columbus, Ohio. The Victoria Secret Brand division sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret brand name through retail stores, its website and its catalogue. Prior thereto from April 2006 to October 2007, Mr. Fultz was Executive Vice President – Human Resources of the Victoria Secret retail store division of Limited Brands, Inc. Prior to joining Victoria Secret, from September 2000 to April 2006 Mr. Fultz was Vice President – Human Resources of Cintas Corporation, headquartered in Cincinnati, Ohio. Cintas designs, manufactures and implements corporate identity uniform programs, and provides entrance mats, restroom supplies, promotional products, first aid, safety, fire protection products and services and document management services for other businesses.

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

        Harold H. Pilgrim III has served as the Senior Vice President & Chief Development Officer of Vanguard since July 2009. Prior thereto from September 2005 to June 2009 he was a Senior Vice President - Operations of Vanguard.  From February 2003 to September 2005 he was Vice President - Business Development of Vanguard, responsible for development for Vanguard’s Texas operations. Prior thereto from November 2001 to January 2003 Mr. Pilgrim was Vanguard’s Vice President - Investor Relations, and during that period he was also involved in Vanguard’s acquisitions and development activities.

        Graham Reeve has served as a Senior Vice President - Operations of Vanguard since July 2009. Prior thereto from April 2009 to June 2009 he was Vice President and Chief Operating Officer of Vanguard’s Texas operations. From December 2005 to April 2009 he was President and Chief Executive Officer of Vanguard’s St. Luke’s Baptist Hospital in San Antonio, Texas. Prior thereto from September 2003 to November 2005 he was Vice President – Ambulatory Services of Vanguard’s Texas operations. Prior to joining Vanguard, Mr. Reeve was employed by HealthSouth Corporation, a Birmingham, Alabama-based  owner of rehabilitation  and surgery hospitals and  rehabilitation and surgery outpatient centers,  holding various positions from December 1995 through August 2003, with his last position being Vice President - Surgical Operations for HealthSouth’s southwestern surgery hospitals and surgery centers.

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

        Jana S. Stonestreet has served as Vanguard’s Senior Vice President & Chief Nursing Executive since June 2009. Prior thereto from January 2006 to June 2009, Dr. Stonestreet was Chief Nursing Executive of Vanguard’s Texas operations. Prior to joining Vanguard, from June 2004 to January 2006 Dr. Stonestreet was Chief Patient Care Officer of Memorial Hermann  Southwest Hospital, a 563-bed hospital located in Houston, Texas.

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

        Michael A. Dal Bello became a member of Vanguard’s board of directors on September 23, 2004. Mr. Dal Bello is a Managing Director in the Private Equity Group of Blackstone and has been with the firm since 2002. While at Blackstone, Mr. Dal Bello has been actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves on the board of representatives or directors of Apria Healthcare Group Inc., Alliant Holdings I, Inc., Team Finance LLC, Biomet, Inc., Catalent Pharma Solutions, Inc. and Sithe Global.

        M. Fazle Husain became a member of Vanguard’s board of directors on November 7, 2007. Mr. Husain is a Managing Director of Metalmark Capital, the private equity division of Citigroup Alternative Investments. Prior to joining Metalmark, Mr. Husain was with Morgan Stanley & Co. for 18 years, where he was a Managing Director in the private equity and venture capital investment business. Mr. Husain currently also serves on the board of directors of SouthernCare, Inc. and National Healing Corporation.

        Alan M. Muney, MD became a member of Vanguard’s board of directors on May 6, 2008. Dr. Muney has served as an Executive Director in the Private Equity Group of Blackstone since October 2007. Before joining Blackstone Dr. Muney was the executive vice president and chief medical officer of Oxford Health Plans and the chief medical officer of United Healthcare (Northeast region) from 1998 to September 2007. He also currently serves as a member of the board of representatives of Team Finance LLC.

        Michael J. Parsons became a member of Vanguard’s board of directors on May 6, 2008. In April 2009 Mr. Parson became the Chief Executive Officer of SouthernCare, Inc., a hospice provider based in Birmingham, Alabama with offices in 15 states. Beginning in March 2009 he became the interim Chief Executive Officer of SouthernCare. SouthernCare provides hospice services to patients who reside in private homes, group homes, assisted living facilities and skilled nursing facilities. From July 2007 to March 2009 Mr. Parsons was a private investor. From May 1999 until July 2007 he served as Executive Vice President and Chief Operating Officer of Triad Hospitals, Inc., an investor owned hospital management company headquartered in Plano, Texas, which was acquired by Community Health Systems, Inc. in July 2007. Mr. Parsons currently serves as a director of SouthernCare, Inc.

        James A. Quella became a member of Vanguard’s board of directors on September 11, 2007. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, from September 1981 to January 2000 where he served as a Senior Consultant to chief executive officers and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella currently serves as a director of Graham Packaging Holdings Company, Intelenet Global Services, The Nielsen Company, Michaels Stores, Inc. and Freescale Semiconductor, Inc.

        Neil P. Simpkins became a member of Vanguard’s board of directors on September 23, 2004. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves as Chairman of the board of directors of TRW Automotive Holdings Corp. and is a member of the board of representatives of Team Finance LLC and of the board of directors of Apria Healthcare Group Inc.

Composition of the Board of Directors

      General

        As of the date of this report, the board of directors of Vanguard consists of seven members, four of whom were nominated by Blackstone, one of whom was nominated by MSCP, one of whom is our chief executive officer (and, if our chief executive officer is not Charles N. Martin, Jr., such other person designated by senior management) and one independent director. Blackstone has the right to increase the size of Vanguard’s board from seven to nine members, with one additional director to be designated by Blackstone and one additional director to be an independent person identified by our chief executive officer and acceptable to Blackstone. MSCP and, subject to the conditions above, senior management, will each continue to be entitled to nominate and elect one director unless and until the respective group ceases to own at least 50.0% of the Class A membership units in VHS Holdings LLC (“Holdings”) owned on September 23, 2004.  Holdings acquired Vanguard pursuant to a merger (the “Merger”) on September 23, 2004.  See “Item 1. Business – The Merger”.

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

Item 11.  Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

        This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2008 to: Charles N. Martin, Jr., our Chief Executive Officer (principal executive officer); Phillip W. Roe, our Chief Financial Officer (principal financial officer); and three other executive officers who were our three other most highly compensated executive officers in fiscal year 2009, Keith B. Pitts, our Vice Chairman; Kent H. Wallace, our President and Chief Operating Officer; and Joseph J. Mullany, one of our Senior Vice Presidents-Operations.  We refer to these five executive officers as our “named executive officers.”

        On September 23, 2004, we were acquired in the Merger by private equity investment funds associated with Blackstone Group who invested $494.4 million in our equity for a 66% equity interest, with private equity funds associated with our former equity sponsor, MSCP, retaining a 17.3% equity interest in us by reinvesting $130 million in our equity and  with 12 of our 23 current executive officers retaining a 11.4% equity interest in us by  reinvesting $85.7 million in us (such $85.7 million exclusive of amounts invested by our executive officers  in Holdings’ Class B, C and D units, as discussed below). As a result of the Merger, we are privately held and controlled by private equity funds associated with Blackstone and MSCP (the “Sponsors”) with a board of directors made up of five representatives of the Sponsors, one independent director and our Chief Executive Officer. As discussed in more detail below, various aspects of named executive officer compensation were negotiated and determined at the time of the Merger.

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

        During our fiscal year ended June 30, 2009, the Committee did not retain the services of any external compensation consultant. Our Chief Executive Officer, Charles N. Martin, Jr., as a member of the board of directors, is also a member of the Committee, presents his recommendations to the Committee on all executive compensation matters and participates in discussions and deliberations of the Committee. While other named executive officers may also attend the Committee meetings and participate in Committee discussions, they would do so only if and when required by the Committee and such attendance has been rare in recent years. Any deliberations and decisions by the Committee regarding compensation for Mr. Martin or other named executive officers take place while the Committee is in executive session without such persons in attendance.

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

Elements of Our Executive Compensation Program

        In fiscal year 2009, the principal elements of our compensation for our executive officers, including our named executive officers were:

•	Base Salary;

•	Annual cash incentive opportunities;

•	Long-term equity based incentives; and

•	Benefits and executive perquisites.

        Detail regarding each of these elements is discussed below.

Base Salaries

        Annual base salaries reflect the fixed component of the compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility with us. The Committee believes that base salaries must be competitive based upon the scope of responsibilities and market compensation of similar executives while also reserving a substantial portion of compensation for the other compensation elements that are directly related to company performance. To determine base salary market compensation, our Human Resources Department provides our Chief Executive Officer and the Committee with market data which it obtained in our fiscal year ended June 30, 2009 from the following human resources sources:  Mercer; Sullivan, Cotter & Associates; Salary.com; and/or Management Performance International, Inc. Other factors such as internal equity and comparability are also considered when establishing a base salary for a given executive. The Committee also utilizes the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels. Our Human Resources Department is also a resource for such additional information as needed by our Chief Executive Officer or by the Committee.

        Generally, base salaries of all executive officers, including the named executive officers, are reviewed and adjusted by the Committee once a year based upon the recommendations of our Chief Executive Officer (except he makes no recommendation as to his own salary). In turn, our Chief Executive Officer bases his recommendations upon his assessment of each executive’s performance, our overall budgetary guidelines and market data provided to him by our Human Resources Department.  In previous fiscal years, the annual salary review for executive officers (including the named executive officers) was done effective January 1 of each year. However, in our fiscal year ended June 30, 2009, the annual salary review was done effective April 1, 2009, and the next salary review is expected to occur effective July 1, 2010, with future yearly reviews currently planned to remain at July 1 of each year (which is the first day of our fiscal year). As a result, our executive officer raises this year, including those of the named executive officers, were increased by additional amounts to reflect this year’s 15-month salary review cycle and next year’s planned 15-month salary review cycle. In addition to the annual salary review, based upon the recommendations of our Chief Executive Officer, the Committee may also adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness within the market.

        In our fiscal year ended June 30, 2009, the base salaries of our named executive officers were increased by the following amounts, effective April 1, 2009: Mr. Martin: 4.55%; Mr. Roe: 10.53%; Mr. Pitts: 6.72%; Mr. Wallace: 14.17% and Mr. Mullany: 7.37%. As a result of these increases, the annual base salary rates of our named executive officers increased to the following amounts as of April 1, 2009: Mr. Martin: $1,098,079; Mr. Roe: $525,000; Mr. Pitts: $685,000; Mr. Wallace: $685,000; and Mr. Mullany: $510,000. The salary for each named executive officer for our fiscal year ended June 30, 2009 is reported in the Summary Compensation Table below.

Annual Incentive Compensation

        Annual cash incentive awards are available to the named executive officers, as well as to Vanguard’s other executive officers, under the Vanguard Health Systems, Inc. 2001 Annual Incentive Plan (the “Annual Incentive  Plan”). The Annual Incentive Plan is designed to align our executives’ short-term compensation opportunity with our annual financial and operation goals and the growth objectives of our stockholders and to motivate our executives’ annual performance.

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

        For fiscal year 2009, Annual Incentive Plan target awards for our named executive officers (except Mr. Mullany) were 50% based upon the Company achieving a certain consolidated Adjusted EBITDA performance level goal and 50% based upon the Company achieving a certain consolidated free cash flow performance level goal. For Mr. Mullany, his Annual Incentive Plan target award was 6.25% based upon the Company achieving a certain consolidated Adjusted EBITDA performance level goal (the same goal we used for the four other named executive officers); 6.25% based upon the Company achieving a certain consolidated free cash flow performance level goal (the same goal we used for the four other named executive officers); 21.875% based upon the Company achieving a regional Adjusted EBITDA performance level goal  for the two regions in which the hospitals for which he is responsible are located; 21.875% based upon achieving a regional free cash flow performance level goal for the two regions in which the hospitals for which he is responsible are located; and 43.75% based upon the hospitals for which he is responsible achieving certain specified quality, employee engagement and patient and physician satisfaction goals.

        The Committee also set for fiscal 2009 threshold and maximum awards for the named executive officers. For the named executive officers (except for Mr. Mullany) threshold awards of an aggregate of 10% of the target awards were payable upon reaching 91% of the Adjusted EBITDA goal and  91% of the free cash flow goal, with increased awards of 20% to 90% of the target awards payable upon the Company reaching 92% to 99% of the Adjusted EBITDA goal and the free cash flow goal. For the named executive officers (except for Mr. Mullany) maximum awards of an aggregate of 150% of the target awards were payable upon reaching 110% of the Adjusted EBITDA goal and 110% of the free cash flow goal, with increased awards of 105% to 145% of the target awards payable upon the Company reaching 101% to 109% of the Adjusted EBITDA goal and the free cash flow goal. For Mr. Mullany threshold awards of 10% of his target awards for regional Adjusted EBITDA and regional free cash flow were payable upon reaching 91% of the regional Adjusted EBITDA goal and  91% of the regional free cash flow goal, with increased awards of 20% to 90% of the target awards payable upon his regions reaching 92% to 99% of the regional Adjusted EBITDA goal and the regional free cash flow goal. For Mr. Mullany threshold awards of 55% to 99% of some of his target quality awards were payable for achieving a quality score for his hospitals of 55 to 99 (on a 100 point scale) and a threshold award of 50% of his patient satisfaction award was payable if he achieved a certain goal below the target goal in a Press Ganey database. No threshold awards were available to him for his employee engagement goal. Maximum awards of an aggregate of 130% of his salary were payable upon reaching actual regional Adjusted EBITDA and actual regional free cash flow at certain levels above his goals, with other lesser awards available to him also of 1 to 25% of his salary for actual regional Adjusted EBITDA exceeding his goal and 1 to 25% of his salary for actual regional free cash flow exceeding his goal.

        The target percentages set for fiscal 2009 and the threshold, target and maximum payments for each of the named executive officers for fiscal 2009 were as follows:

	Charles N. Martin, Jr.	Phillip W. Roe	Keith B. Pitts	Kent H. Wallace	Joseph J. Mullany
Percentage of Base Salary
Target	100%	70%	90%	90%	80%
Threshold	10%	7%	9%	9%	21.9%
Maximum	150%	105%	135%	135%	130%

Financial Weightings
Adjusted EBITDA (1)	50%	50%	50%	50%	6.25%
Regional Adjusted EBITDA	–	–	–	–	21.875%
Free cash flow (2)	50%	50%	50%	50%	6.25%
Regional free cash flow	–	–	–	–	21.875%
Hospital Quality/Employee Engagement/Patient Satisfaction	–	–	–	–	43.75%

____________________
(1)

Adjusted EBITDA is defined by us as income before interest expense (net of interest income), income taxes, depreciation and amortization, minority interests, gain or loss on the disposal of assets, equity method income, stock compensation, monitoring fees and expenses, realized holding loss on investments, impairment loss and discontinued operations, net of taxes. Monitoring fees and expenses represent fees and reimbursed expenses paid to affiliates of The Blackstone Group and Metalmark Subadvisor LLC for advisory and oversight services.

(2)

Free cash flow is defined by us as Adjusted EBITDA minus capital expenditures except those construction projects which we are allowed to exclude from our covenant limiting our annual capital expenditures found in our principal credit facility.

        All of our five named executive officers earned in excess of their target awards with respect to their financial performance level goals under our Annual Incentive Plan for fiscal year 2009. These awards were approved by the Committee and will be paid to the named executive officers in September 2009 in the individual amounts set forth in the column of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation”, except for all named executive officers (other than Mr. Mullany) amounts earned in excess of 100% of the target awards are payable as follows: 1/3 in September 2009; 1/3 in September 2010 and 1/3 in September 2011; and for Mr. Mullany only, the amounts he earned in respect of the consolidated Adjusted EBITDA goal and the consolidated free cash flow goal are payable to him 1/3 in September 2009, 1/3 in September 2010 and 1/3 in September 2011.

        The Committee has historically attempted to maintain consistency year over year with respect to the difficulty of achieving the performance level goalsunder our Annual Incentive Plan. The financial performance goals used by the Committee in recent years for the annual incentive awards for most of our executive officers (Adjusted EBITDA and free cash flow) are identical to or derived from our consolidated annual Adjusted EBITDA and capital expenditures budgets approved at the beginning of each fiscal year by our board of directors. Our annual Adjusted EBITDA budget, and, thus, the annual Adjusted EBITDA financial target, typically increases each year to promote continuous growth consistent with our business plan. Despite such increase,  the financial performance targets are designed to be realistic and attainable though slightly aggressive, requiring in each fiscal year strong performance and execution that in our view provides an annual incentive firmly aligned with stockholder interests. This balance is reflected in the fact that none of these named executive officers (except Mr. Mullany) earned any awards under the Plan for fiscal year 2007 when our Company’s financial performance was not strong (other than in Mr. Mullany’s regions), but they did earn their target awards under the Plan for fiscal years 2008 and 2009 when our Company’s financial performance was much stronger.

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

       Holdings LLC Units Held by Certain of our Managers

        The units of Holdings consist of Class A units, Class B units, Class C units and Class D units. As of September 1, 2009, approximately 59.2% of Holdings’ Class A Units were held by Blackstone, approximately 20.8% were held by MSCP, approximately 14.9% were held by certain members of our management and approximately 5.1% were held by other investors. The Class B units, Class C units and Class D units are held exclusively by members of our senior management and all such units were purchased on September 23, 2004.

        Of our named executive officers, Charles N. Martin, Jr. beneficially owns 40,000 class A units, 8,913 class B units, 8,913 class C units and 7,640 class D units; Phillip W. Roe beneficially owns 3,030 class A units, 2,097 class B units, 2,097 class C units and 1,798 class D units; Keith B. Pitts beneficially owns 11,000 class A units, 5,243 class B units, 5,243 class C units and 4,494 class D units; Kent H. Wallace beneficially owns 850 class A units, 2,622 class B units, 2,622 class C units and 2,247 class D units; and Joseph J. Mullany owns no units. As of September 1, 2009, none of the class C units are vested, but 80% of the Class B and D units are vested; and an additional 20% of such class B and D units will vest on September 23, 2009. See the vesting provisions in respect of the class A, B, C and D units in the discussion immediately below.

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

        We adopted the 2004 Stock Incentive Plan upon consummation of the Merger which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and other stock-based awards to our employees or our affiliates’ employees. The awards available under the 2004 Stock Incentive Plan, together with Holdings’ equity incentive units, represented 20.0% of our fully-diluted equity at the closing of the Merger. Shares covered by awards that expire, terminate or lapse are again available for option or grant under the 2004 Stock Incentive Plan. The total number of shares of our common stock which may be issued under the 2004 Stock Incentive Plan as of September 1, 2009, was 145,611. All of our previous option plans were terminated upon consummation of the Merger on September 23, 2004.

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

        As of June 30, 2009, options to purchase 102,455 shares of our common stock (the “New Options”) were outstanding under the 2004 Stock Incentive Plan. The New Options were granted in part as “time options,” and in part as “performance options” which vest and become exercisable ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control). 35% of the options granted were time options with an exercise price equal to the greater of the fair market price per share or $1,000 per share at the time of grant (a range of $1,000 to $1,167.50 per share). 30% of the options granted were performance options with an exercise price of $3,000 per share. 35% of the options granted were “liquidity options” with an exercise price equal to greater of the fair market price per share or $1,000 per share at the time of grant (a range of $1,000 to $1,167.50 per share) that become fully vested and exercisable upon the completion of any of certain designated business events (“liquidity events”), and in any event on the eighth anniversary of the date of grant. Any common stock for which such options are exercised are governed by a stockholders agreement, which is described below under “Item 13. Certain Relationships and Related Transactions - Stockholders Agreement.”

        Of our named executive officers, Mr. Martin has been granted no New Options as of September 1, 2009, Mr. Roe has been granted 3,008 New Options, Mr. Pitts has been granted 1,500 New Options, Mr. Wallace has been granted 13,500 New Options and Mr. Mullany has been granted 5,500 New Options. During fiscal year 2009 the Committee granted 5,000 New Options to Mr. Wallace, but no other named executive officers were granted any New Options.

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

Our Employment Agreements with Certain of the Named Executive Officers

        We have entered into written employment agreements with all of our named executive officers except Mr. Mullany. On June 1, 1998, we entered into a written employment agreement with our Chief Executive Officer (Mr. Martin) which was amended and restated on September 23, 2004 to extend the term of the employment agreement for five years, and to provide that the Merger did not constitute a change in control under the agreement. On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman, and on September 23, 2004, his employment agreement was amended and restated to extend the term of the employment agreement for five years, and to provide that the Merger did not constitute a change in control under the agreement. On November 15, 2007, we entered into written employment agreements with our Chief Operating Officer and our Chief Financial Office (Messrs. Wallace and Roe, respectively) for terms expiring on November 15, 2012.

        The term of each employment agreement will renew automatically for additional one-year periods, unless any such agreement is terminated by us or by the named executive officer officer by delivering notice of termination no later than 90 days before the end of the five-year term or any such renewal term. The base salaries of Messrs. Martin, Roe, Pitts and Wallace under such written employment agreements are, effective on and after April 1, 2009, $1,098,079, $525,000, $685,000 and $685,000, respectively. Pursuant to these agreements the officers are eligible to participate in an annual bonus plan giving each of them an opportunity to earn an annual bonus in such amount as our board of directors should determine, as well as pension, medical and other customary employee benefits. The terms of these agreements state that if the officer terminates his employment for Good Reason (as defined in the agreements) or if we terminate the officer’s employment without Cause (as defined in the agreements), he will receive within a specified time after the termination a payment of up to three times the sum of (i) his annual salary plus (ii) the average of the bonuses given to him in the two years immediately preceding his termination.

Our Severance Protection Agreements

        We provide all of our corporate officers at the Vice President level and above with severance protection agreements granting them severance payments in amounts of 200% to 250% of annual salary and bonus, except for those officers who have written employment agreements with us. Generally, severance payments are due under these agreements if a change in control (as defined in the agreements) should occur and employment of the officer is terminated during the term of the agreement by us (or our successor) without Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreement). In addition, these agreements state that in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our 10% shareholders by 5% or more), the executives have an obligation to remain in our employ until the earliest of (1) six months after the Potential Change in Control; (2) a change in control; (3) a termination of employment by us; or (4) a termination of employment by the employee for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the executive had a Good Reason) or due to death, disability or retirement. On September 23, 2004, all the outstanding severance protection agreements were amended and restated to provide that the Merger did not constitute a change in control under the agreements, and that we would not terminate the agreements prior to the third anniversary of the closing of the Merger.

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

Compensation Committee:

Michael Dal Bello
M. Fazle Husain
Charles N. Martin, Jr.
Alan M. Muney, M.D.
James A. Quella
Michael J. Parsons
Neil P. Simpkins

Summary Compensation Table

        The following table sets forth, for the fiscal years ended June 30, 2009, 2008 and 2007, the compensation earned by the Chief Executive Officer and Chief Financial Officer and the three other most highly compensated executive officers of the registrant, Vanguard, at the end of Vanguard’s last fiscal year ended June 30, 2009. We refer to these persons as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus($)	Non-Equity Incentive Plan Compensation ($)(a)	Option Awards($)(b)	All Other Compensation ($)(c)	Total ($)

Charles N. Martin, Jr. Chairman of the Board & Chief Executive Officer	2009	1,062,238	–	1,454,956	–	13,758	2,530,952
	2008	1,050,291	–	1,050,291	–	13,608	2,114,190
	2007	1,050,291	–	–	–	10,164	1,060,455

Phillip W. Roe Executive Vice President, Chief Financial Officer & Treasurer	2009	487,500	–	486,939	99,437	7,640	1,081,516
	2008	440,192	–	332,500	50,859	7,620	831,171
	2007	350,000	–	–	17,462	7,410	374,872

Keith B. Pitts Vice Chairman	2009	652,633	–	816,864	46,905	8,142	1,524,544
	2008	641,845	100,000	577,661	19,004	7,992	1,346,502
	2007	641,845	–	–	–	7,410	649,255

Kent H. Wallace President & Chief Operating Officer	2009	621,250	–	816,864	333,776	8,142	1,780,032
	2008	600,000	100,000	540,000	197,141	7,992	1,445,133
	2007	600,000	–	–	124,292	230,212	954,504

Joseph J. Mullany Senior Vice President-Operations	2009	483,800	–	571,289	171,983	60,900	1,287,972
	2008	450,000	–	351,500	113,530	60,810	975,840
	2007	400,000	–	251,260	69,067	72,847	793,174

____________________
(a)

The Compensation Committee has determined the amount of the Annual Incentive Plan compensation that was earned by each of these named executive officers for fiscal year 2009. This amount will be paid to the named executive officers in September 2009, except, for Messrs. Martin, Roe, Pitts and Wallace amounts earned in excess of 100% of the target awards are payable as follows:   1/3 in September 2009; 1/3 in September 2010 and 1/3 in September 2011; and except for Mr. Mullany, the target amounts earned by him in respect of the consolidated Adjusted EBITDA and consolidated free cash flow goals are payable to him 1/3 in September 2009, 1/3 in September 2010 and 1/3 in September 2011. See “Compensation Discussion and Analysis – Annual Incentive Compensation” for more details in respect of the incentive plan awards.

(b)

Option Awards reflect the compensation expense recognized in our financial statements for fiscal years 2009, 2008 and 2007 in accordance with SFAS 123(R) with respect to options to purchase shares of our common stock which have been awarded under our 2004 Stock Incentive Plan in our 2006, 2008 and 2009 fiscal years to four of our named executive officers. See Note 12 to our consolidated financial statements for assumptions used in calculation of these amounts. The actual number of Option Awards granted in fiscal year 2009 is shown in the “Grants of Plan Based Awards in Fiscal Year 2009” table included below in this report. Because these amounts represent expense for financial reporting purposes, they are not representative of the actual value that the named executive officer would receive upon exercise of these options.

(c)

The amounts disclosed under All Other Compensation in the Summary Compensation Table represent for the named executive officers in fiscal 2009 (i) the following amounts of our matching contributions made under our 401(k) Plan:  Mr. Martin: $6,900; Mr. Roe: $6,900; Mr. Pitts: $6,900; Mr. Wallace $6,900; and Mr. Mullany: $6,900; and (ii) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance: Mr. Martin: $6,858; Mr. Roe: $740; Mr. Pitts: $1,242 Mr. Wallace: $1,242; and Mr. Mullany: $0. The amounts in this column also include for Mr. Mullany in fiscal 2009 $54,000, consisting of a $4,500 monthly housing allowance in connection with his relocation of his residence to Massachusetts from his residence in Tennessee after he joined us in September 2005. No amounts for perquisites and other personal benefits, or property, have been included in this column for 2009 for Messrs. Martin, Roe, Pitts and Wallace because the aggregate value thereof for each of these named executive officers was below the $10,000 reporting threshold established by the Securities and Exchange Commission for this column.

Grants of Plan-Based Awards in Fiscal Year 2009

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (a)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Options (b)(#)	Awards ($/Sh)(b)	Awards ($)(b)

Charles N. Martin, Jr.	n/a	109,808	1,098,079	1,647,119

Phillip W. Roe	n/a	36,750	367,500	551,250

Keith B. Pitts	n/a	61,650	616,500	924,750

Kent H. Wallace	n/a	61,650	616,500	924,750
	5/5/09				1,750	1,057.41	740,565
	5/5/09				1,750	1,057.41	877,153
	5/5/09				1,500	3,000.00	0

Joseph J. Mullany	n/a	111,690	408,000	663,000

____________________
(a)

The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2009 for performance under the Annual Incentive Plan. For fiscal year 2009, each of the named executive officers earned non-equity incentive plan awards, the Committee approved them and they were paid in cash to the named executive officers in September 2009 (except for certain portions thereof payable in September 2010 and September 2011, as disclosed in footnote (a) of the Summary Compensation Table,) and the full amounts of the awards are reflected in the Summary Compensation Table under the column labeled "Non-Equity Incentive Plan Compensation." See "Compensation Discussion and Analysis–Annual Incentive Compensation" for a detailed description of our Annual Incentive Plan.

(b)

These are stock options awarded under the 2004 Stock Incentive Plan by the Committee as part of the named executive officer’s long term equity incentive compensation.  None of these options were granted with exercise prices below the fair market value of the underlying common stock on the date of grant. Since we are a privately-held company, the Committee determines the fair market value of our common stock primarily from an independent appraisal of our common stock which we obtain no less frequently than annually. The terms of these option awards are described in more detail under “Compensation Discussion and Analysis –Long Term Incentive Compensation –Our 2004 Stock Incentive Plan.” We utilize a Black-Scholes-Merton model to estimate the fair value of options granted. The compensation expense recognized in our financial statements for fiscal year 2009 in accordance with SFAS 123(R) with respect to these option grants is reflected in the “Option Awards” column of the Summary Compensation Table.

Outstanding Equity Awards at Fiscal 2009 Year-End

        The following table summarizes the outstanding equity awards held by each named executive officer at June 30, 2009. The table reflects options to purchase common stock of Vanguard which were granted under the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable(a)	Number of Securities Underlying Unexercised Options (#) Unexercisable(b)	Option Exercise Price ($)(c)	Option Expiration Date

Charles N. Martin, Jr.	–	–	–	–

Phillip W. Roe	213(d)	140(d)	1,150.37	11/3/15
	–	353(e)	1,150.37	11/3/15
	182(d)	120(d)	3,000.00	11/3/15
	140(f)	560(f)	1,000.00	2/5/18
	–	700(g)	1,000.00	2/5/18
	120(f)	480(f)	3,000.00	2/5/18

Keith B. Pitts	105(f)	420(f)	1,000.00	2/5/18
	–	525(g)	1,000.00	2/5/18
	90(f)	360(f)	3,000.00	2/5/18

Kent H. Wallace	516(d)	342(d)	1,150.37	11/3/15
	–	858(e)	1,150.37	11/3/15
	442(d)	294(d)	3,000.00	11/3/15
	956(h)	636(h)	1,150.37	11/28/15
	–	1,592(i)	1,150.37	11/28/15
	819(h)	545(h)	3,000.00	11/28/15
	105(f)	420(f)	1,000.00	2/5/18
	–	525(g)	1,000.00	2/5/18
	90(f)	360(f)	3,000.00	2/5/18
	–	1,750(j)	1,057.41	5/5/19
	–	1,750(k)	1,057.41	5/5/19
	–	1,500(j)	3,000.00	5/5/19

Joseph J. Mullany	1,050(l)	700(l)	1,000.00	9/19/15
	–	1,750(m)	1,000.00	9/19/15
	900(l)	600(l)	3,000.00	9/19/15
	35(f)	140(f)	1,000.00	2/5/18
	–	175(g)	1,000.00	2/5/18
	30(f)	120(f)	3,000.00	2/5/18

____________________
(a)	This column represents the number of stock options that had vested and were exercisable as of June 30, 2009.

(b)	This column represents the number of stock options that had not vested and were not exercisable as of June 30, 2009.

(c)	The exercise price for the options was never less than the grant date fair market value of a share of Vanguard common stock as determined by the Compensation Committee.

(d)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 3, 2005 grant date of these options (or earlier upon a change of control). 60% of this option grant was vested as of June 30, 2009.

(e)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 3, 2005 grant date of these options (or earlier upon a liquidity event).

(f)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the February 5, 2008 grant date of these options (or earlier upon a change of control). 20% of this option grant was vested as of June 30, 2009.

(g)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the February 5, 2008 grant date of these options (or earlier upon a liquidity event).

(h)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 28, 2005 grant date of these options (or earlier upon a change of control). 60% of this option grant was vested as of June 30, 2009.

(i)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 28, 2005 grant date of these options (or earlier upon a liquidity event).

(j)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the May 5, 2009 grant date of these options (or earlier upon a change of control). None of this option grant was vested as of June 30, 2009.

(k)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the May 5, 2009 grant date of these options (or earlier upon a liquidity event).

(l)

20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the September 19, 2005 grant date of these options (or earlier upon a change of control). 60% of this option grant was vested as of June 30, 2009.

(m)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the September 19, 2005 grant date of these options (or earlier upon a liquidity event).

Option Exercises and Stock Vested

        No named executive officer exercised any stock options of Vanguard during fiscal 2009 nor were any restricted stock awards vested during fiscal 2009. Vanguard has made no restricted stock awards of its common stock since the Merger.

Pension Benefits

        Vanguard maintains a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. Vanguard maintains no defined benefit plans.

Nonqualified Deferred Compensation

        None of the named executive officers receive nonqualified deferred compensation benefits.

Employment and Severance Protection Agreements

        As discussed above, we have entered into definitive employment or severance protection agreements with four of the named executive officers (Messrs. Martin, Roe, Pitts and Wallace). The terms of these agreements are described above under Compensation Discussion and Analysis.

Potential Payments Upon Termination or Change of Control

        The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the named executive officers would be entitled upon a termination of their employment under their employment agreement, if they have an employment agreement, or if they do not have an employment agreement, under their severance protection agreement. In accordance with SEC disclosure rules, dollar amounts below assume a termination of employment on June 30, 2009 (the last business day of our last completed fiscal year).

Current	Cash Severance Payment ($)	Continuation of Medical/Welfare Benefits (present value) ($)	Total Termination Benefits ($)

Charles N. Martin, Jr.
–Voluntary retirement	0	0	0
–Involuntary termination	4,296,740	23,463	4,320,203
–Involuntary or Good Reason termination after
change in control	6,445,110	23,463	6,468,573

Phillip W. Roe
–Voluntary retirement	0	0	0
–Involuntary termination	1,715,000	23,463	1,738,463
–Involuntary or Good Reason termination after
change in control	2,572,500	23,463	2,595,963

Keith B. Pitts
–Voluntary retirement	0	0	0
–Involuntary termination	2,525,322	23,463	2,548,785
–Involuntary or Good Reason termination after
change in control	3,787,983	23,463	3,811,446

Kent H. Wallace
–Voluntary retirement	0	0	0
–Involuntary termination	2,450,000	23,463	2,473,463
–Involuntary or Good Reason termination after
change in control	3,675,000	23,463	3,698,463

Joseph J. Mullany
–Voluntary retirement	0	0	0
–Involuntary termination	0	0	0
–Involuntary or Good Reason termination after
change in control	2,295,000	27,041	2,322,041

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

        Involuntary Termination and Change-in-Control Severance Pay Program.  As described above under “—Our Employment Agreements,” all of the named executive officers (except for Mr. Mullany who has no employment agreement with us) are entitled to severance pay in the event that their employment is terminated by us without Cause or if the named executive officer terminates the agreement as a result of our breach of his employment agreement. Additionally, they are entitled to severance pay under their employment agreements in the event they terminate the agreements after a change in control if their termination is for Good Reason.

        As described above under “—Our Severance Protection Agreements”, Mr. Mullany is entitled to severance pay in the event that his employment is terminated by us after a change of control without Cause.  Additionally, he may terminate his agreement and be entitled to severance pay after a change in control if his termination is for Good Reason.

        Under our executive severance pay program, no payments due in respect of a change of control are “single trigger”, that is, payments of severance due to the named executive officers merely upon a change of control. All of our change of control payments are “double trigger”, due to the executive only subsequent to a change of control and after a termination of employment has occurred.

        Under their employment agreements, all of our named executive officers (except Mr. Mullany) owe the following obligations to us:

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

        • Covered terminations following a Change in Control. Eligible terminations for Messrs. Martin, Roe, Pitts and Wallace include an involuntary termination for reasons other than Cause both before and following a change of control, or a voluntary resignation by the executive as a result of Good Reason following a change in control. Eligible terminations for Mr. Mullany include an involuntary termination for reasons other the Cause following a change of control, or a voluntary resignation as a result of Good Reason following a change of control.

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

        A termination by the named executive officer is for Good Reason if it results from, after a change of control has occurred, one of the following events:

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

        • Cash severance payments; Timing. Represents, for each of Messrs. Martin, Roe, Pitts and Wallace, (1) if it relates to an involuntary termination without Cause by us prior to a change of control, a payment of 2 times the named executive officer’s base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination and (2) if it relates to an involuntary termination without cause by us or a Good Reason termination by the executive after a change of control, payment of 3 times the named executive officer's base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination. Represents, for Mr. Mullany, if it relates to either an involuntary termination without cause by us or a Good Reason termination by the executive after a change of control, payment of 2.5 times Mr. Mullany’s base salary and target incentive plus an additional amount equal to Mr. Mullany’s pro rata annual incentive for the year of termination. All of these severance payments are “lump sum” payments by us to the named executive officers due within 5 days of termination of employment, except that the amounts of severance described above payable to Messrs. Martin, Roe, Pitts and Wallace in respect of a termination of their employment prior to a change of control are payable monthly in equal monthly installments starting with the month after employment terminates and ending with the month that their 5-year employment agreements terminate (which is September 2010 for Messrs. Martin and Pitts and November 2012 for Messrs. Roe and Wallace).

        • Continuation of health, welfare and other benefits. Represents the value of coverage for 18 months following a covered termination equivalent to our current active employee medical, dental, life, long-term disability insurances and other covered benefits.

Director Compensation

        During fiscal 2009, our directors who are either our employees or affiliated with our private equity Sponsors did not receive any fees or other compensation services as our directors. As described in the table below, Michael J. Parsons, a director who is not our employee or an affiliate of our Sponsors, receives our current standardized director compensation plan for our independent directors of $60,000 per annum in cash plus an initial grant, upon election to our board of directors, of 85 stock options pursuant to our 2004 Stock Incentive Plan, as described in this Item under the caption “Our 2004 Stock Incentive Plan”. We do, however, reimburse all of our directors for travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings of the board.

        The following table summarizes all compensation for our non-employee directors for our fiscal year ended June 30, 2009.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards(2)(3) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

Michael J. Parsons	60,000	–	2,812	–	–	–	62,812

____________________
(1)

The director compensation in the above table reflects an annual cash retainer paid to each independent, non-employee director of $60,000. The employee director and the Sponsor-affiliated directors receive no additional compensation for serving on the board and, as a result, are not listed in the above table.

(2)

The amount in this column reflects the dollar amount recorded for financial statement reporting purposes for the fiscal year ended June 30, 2009, in accordance with FAS 123(R), relating to  Mr. Parsons’ option award on May 6, 2008 granted pursuant to our 2004 Stock Option Plan. Assumptions used in the calculation of this amount are included in Note 12 of the Notes to our consolidated financial statements for the fiscal year ended June 30, 2009 included in this report.

(3)

This represents a grant of 85 stock options on May 6, 2008 under our 2004 Stock Option Plan. 20% of such options (11 options) were exercisable on June 30, 2009. 30 of the options had an option exercise price of $1,000 per share and become exercisable 20% on each of the first five anniversaries of their May 6, 2008 grant date (or earlier upon a change of control). 30 of the options also had an option exercise price of $1,000 per share and become exercisable on the eighth anniversary of the May 6, 2008 grant date (or earlier upon a liquidity event). 25 of the options had an option exercise price of $3,000 per share and become exercisable 20% on each of the first five anniversaries of their May 6, 2008 grant date (or earlier upon a change of control). The exercise price for the options is not less than the fair market value of a share of our common stock as determined by the Compensation Committee. All of these 85 options have an expiration date of May 6, 2018. For more information about options granted under our 2004 Stock Option Plan, see information in this Item under the caption “Our 2004 Stock Incentive Plan”.

Compensation Committee Interlocks and Insider Participation

        During fiscal 2009, we had no compensation committee of our board of directors.  Charles N. Martin, Jr., one of our named executive officers, participated in deliberations of our board of directors concerning executive officer compensation during fiscal 2009. Also, during fiscal 2009, Keith B. Pitts, one of our named executive officers, served on the board of directors of SouthernCare, Inc., one of whose executive officers, Michael J. Parsons, served on our board of directors. Both our board of directors and the board of directors of SouthernCare, Inc. act as the compensation committees for each such entity, each such entity having no such standing compensation committee or other committee performing similar functions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        As of September 1, 2009, VHS Holdings LLC (“Holdings”) directly owned 624,550 of the outstanding shares of the common stock of Vanguard (representing a 83.3% ownership interest), certain investment funds affiliated with Blackstone directly owned 125,000 of the outstanding shares of the common stock of Vanguard (representing a 16.7% ownership interest) and no other person or entity had a direct beneficial ownership interest in the common stock of Vanguard, except for certain key employees who held an aggregate of 27,804 exercisable options into 27,804 shares of the common stock of Vanguard as of such date. However, ignoring only the direct ownership of Holdings in the common stock of Vanguard, the following table sets forth information with respect to the direct or indirect beneficial ownership of the common stock of Vanguard as of September 1, 2009 by (1) each person (other than Holdings) known to own beneficially more than 5.0% of the common stock of Vanguard, (2) each named executive officer, (3) each of our directors and (4) all executive officers and directors as a group.  The indirect beneficial ownership of the common stock of Vanguard reflects the direct beneficial ownership of all Class A units and all vested Class B and D units of Holdings. None of the shares listed in the table are pledged as security pursuant to any pledge arrangement or agreement. Additionally, there are no arrangements with respect to the share, the operation of which may result in a change in control of Vanguard.

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

Name of Beneficial Owner	Beneficial Ownership	Ownership Percentage

Blackstone Funds(1)	494,930	66.0%
MSCP Funds(2)	130,000	17.3%
Charles N. Martin Jr.(3)	56,553	7.4%
Phillip W. Roe(4)	7,580	1.0%
Keith B. Pitts(5)	20,932	2.8%
Kent H. Wallace(6)	8,647	1.1%
Joseph J. Mullany(7)	2,665	*
M. Fazle Husain(8)	126,750	16.9%
James A. Quella(1)	494,930	66.0%
Neil P. Simpkins (1)	494,930	66.0%
Michael A. Dal Bello	–(9)	–(9)
Alan M. Muney, M.D.	–(9)	–(9)
Michael J. Parsons (10)	11	*
All directors and executive officers as a group (29 persons) (11)	773,854	94.8%

____________________
*	Less than 1% of shares of common stock outstanding (excluding, in the case of all directors and executive officers as a group, shares beneficially owned by Blackstone and by the MSCP Funds).

(1)

Includes common stock interests directly and indirectly owned by each of Blackstone FCH Capital Partners IV L.P., Blackstone FCH Capital Partners IV-A L.P., Blackstone FCH Capital Partners IV-B L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., Blackstone Health Commitment Partners L.P. and Blackstone Health Commitment Partners-A L.P. (the “Blackstone Funds”), for which Blackstone Management Associates IV L.L.C. (“BMA”) is the general partner having voting and investment power over the membership interests in Holdings and the shares in Vanguard held or controlled by each of the Blackstone Funds. Messrs. Quella and Simpkins are members of BMA, but disclaim any beneficial ownership of the membership interests or the shares beneficially owned by BMA. Mr. Stephen A. Schwarzman is the founding member of BMA and as such may be deemed to share beneficial ownership of the membership interests or shares held or controlled by the Blackstone Funds. Mr. Schwarzman disclaims beneficial ownership of such membership interests and shares. The address of BMA and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154

(2)

The MSCP Funds consist of the following six funds: Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors,  L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., and Morgan Stanley Dean Witter Capital Investors IV, L.P. The address of each of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. is c/o Metalmark Capital LLC, 1177 Avenue of the Americas, New York, New York 10036. The address of each of Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P. is c/o Morgan Stanley, 1585 Broadway, New York, New York 10036. Metalmark Capital LLC shares investment and voting power with Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. over 126,750 of these 130,000 shares of Vanguard common stock indirectly owned by these four funds.

(3)

Includes 8,913 B units and 7,640 D units in Holdings which are vested or vest within 60 days of September 1, 2009. Also, includes 5,000 A units in Holdings owned by the Charles N. Martin, Jr. 2008 Irrevocable Grantor Retained Annuity Trust u/a/d December 5, 2008, of which Mr. Martin is Trustee and one of its beneficiaries.

(4)	Includes 655 options on Vanguard common stock and 2,097 B units and 1,798 D units in Holdings which are vested or vest within 60 days of September 1, 2009.

(5)	Includes 195 options on Vanguard common stock and 5,243 B units and 4,494 D units in Holdings which are vested or vest within 60 days of September 1, 2009.

(6)

Includes 2,928 options on Vanguard common stock and 2,622 B units and 2,247 D units in Holdings which are vested or vest within 60 days of September 1, 2009. Also, includes 850 A units in Holdings owned by the 2008 Kent H. Wallace Trust u/a/d October 10, 2008, of which Mr. Wallace is sole beneficiary. The 2,622 B units and the 2,247 D units in Holding are also owed by the Trust.

(7)	Includes solely 2,665 options on Vanguard common stock which are vested or vest within 60 days of September 1, 2009.

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

(9)	Mr. Dal Bello and Mr. Muney are employees of Blackstone, but do not have investment or voting control over the shares beneficially owned by Blackstone.

(10)	Includes solely 11 options in Vanguard common stock which are vested or vest within 60 days of September 1, 2009.

(11)	Includes 13,445 options in Vanguard and 28,574 B units and 24,492 D units in Holdings which have vested or vest within 60 days of September 1, 2009.

Equity Compensation Plan Information

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of Vanguard’s existing equity compensation plans as of June 30, 2009.

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	102,455(1)	$1,643	2,652 (1)

Equity compensation plans not approved by security holders	0	$ 0	0

Total	102,455	$1,643	2,652
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

Transaction and Monitoring Fee Agreement

        In connection with the Merger, Vanguard entered into a transaction and monitoring fee agreement with affiliates of Blackstone and with Metalmark Subadvisor LLC (“Metalmark SA”) pursuant to which these entities provide certain structuring, advisory and management services to Vanguard. Under this agreement, Vanguard paid to Blackstone Management Partners IV L.L.C. (“BMP”) upon the closing of the Merger a transaction fee of $20.0 million. In consideration for ongoing consulting and management advisory services, Vanguard is required to pay to BMP an annual fee of $4.0 million. In consideration for on-going consulting and management services Vanguard is required to pay to Metalmark SA an annual fee of $1.2 million for the first five years and thereafter an annual fee of $600,000. In the event or in anticipation of a change of control or initial public offering, BMP may elect at any time to have Vanguard pay to BMP and Metalmark SA lump sum cash payments equal to the present value (using a discount rate equal to the yield to maturity on the date of notice of such event of the class of outstanding U.S. government bonds having a final maturity closest to the tenth anniversary of such written notice) of all then-current and future fees payable to each of BMP and Metalmark SA under the agreement (assuming that the agreement terminates on the tenth anniversary of the closing of the Merger). In the event that BMP receives any additional fees in connection with an acquisition or disposition involving Vanguard, Metalmark SA will receive an additional fee equal to 15.0% of such fees paid to BMP or, if both parties provide equity financing in connection with the transaction, Metalmark SA will receive a portion of the aggregate fees payable by Vanguard, if any, based upon the amount of equity financing provided by Metalmark SA. The transaction and monitoring fee agreement also requires Vanguard to pay or reimburse BMP and Metalmark SA for reasonable out-of-pocket expenses in connection with, and indemnify them for liabilities arising from, the engagement of BMP and Metalmark SA of independent professionals pursuant to and the performance by BMP and Metalmark SA of the services contemplated by the transaction and monitoring fee agreement. The transaction and monitoring fee agreement will remain in effect with respect to each of BMP and Metalmark SA until the earliest of (1) BMP and Metalmark SA, as the case may be, beneficially owning less than 5.0% of Vanguard’s common equity on a fully diluted basis, (2) the completion of a lump-sum payout as described above or (3) termination of the agreement upon the mutual consent of BMP and/or Metalmark SA, as the case may be, and Vanguard. Upon termination of Metalmark SA as a party to the agreement, Metalmark SA will be entitled to the excess, if any, of 15.0% of the aggregate amount of fees paid to date to BMP under the agreement minus any monitoring fees already paid to Metalmark SA.

        Under the transaction and monitoring fee agreement during fiscal year 2009, Vanguard paid to BMP the annual $4.0 million fee referred to above. BMP is an affiliate of the Blackstone Funds which own 66.0% of the equity of Vanguard. Four of our seven directors, Messrs. Dal Bello, Muney, Quella and Simpkins, are employed by affiliates of BMP.

        Under the transaction and monitoring fee agreement during fiscal year 2009, Vanguard paid to Metalmark SA the annual $1.2 million fee referred to above. Metalmark SA is an affiliate of Metalmark Capital LLC which manages the MSCP Funds and the MSCP Funds own 17.3% of the equity of Vanguard.

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

Employer Health Program Agreement with a Blackstone Affiliate, Equity Healthcare LLC

        Effective July 1, 2008, the Company entered into an Employer Health Program Agreement with Equity Healthcare LLC (“Equity Healthcare”).  Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare.  Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.

        In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to the Company, Equity Healthcare receives from the Company a fee of $2 per employee per month (“PEPM Fee”). As of June 30, 2009, the Company has approximately 11,750 employees enrolled in its health and welfare benefit plans.

        Equity Healthcare may also receive a fee from one or more of the health plans contracted with Equity Healthcare ("Health Plan Fees") if the total number of employees from Blackstone portfolio companies joining such health plans exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to the Company at no cost or reduced cost.

        Equity Healthcare is an affiliate of Blackstone, with whom Michael A. Dal Bello, Alan M. Muney, James A. Quella and Neil P. Simpkins, members of our Board, are affiliated and in which they may have an indirect pecuniary interest.

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

        Any transaction with the Company in which a director, executive officer or beneficial holder of more than 5% of the total equity of the Company, or any immediate family member of the foregoing (each, a “related person”) has a direct or indirect material interest, and where the amount involved exceeds $120,000, must be specifically disclosed by the Company in its public filings. Any such transaction would be subject to the Company's written policy respecting the review, approval or ratification of related person transactions.

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

        During fiscal year 2009, there were no transactions between the Company and a related person requiring approval under this policy, except for the Employer Health Program Agreement with Equity Healthcare.

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

Item 14.  Principal Accounting Fees and Services.

Fees Paid to the Independent Auditor

        The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Vanguard’s annual financial statements for 2008 and 2009, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for 2008 and 2009.

	2008	2009

Audit fees(1)	$856,929	$852,712
Audit-related fees	1,500	1,995

Audit and audit-related fees	858,429	854,707
Tax fees(2)	64,263	133,384
All other fees(3)	1,108,072	1,002,563

Total fees(4)	$2,030,764	$1,990,654

____________________
(1)

Audit fees for 2008 and 2009 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in Vanguard’s quarterly reports and statutory audits.

(2)	Tax fees for 2008 and 2009 consisted principally of fees for tax advisory services.

(3)

All other fees for 2008 and 2009 consisted of assistance in identification of Medicaid eligible days for inclusion in the Medicare cost reports for Medicare disproportionate share reimbursement; assistance in validating average wage rates in our markets used in Medicare reimbursement; assistance in preparing reports for us relating to payer matters; and assistance in preparing occupational mix survey data in accordance with CMS requirements.

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

        The policy provides that the board of directors shall pre-approve audit services, audit-related services, tax services and those other services that it believes to be routine and recurring services that do not impair the independence of the auditor.  Under the policy, our Chief Accounting Officer is responsible for determining whether services provided by the independent auditor are included as part of those services already pre-approved or whether separate approval from the board of directors is required. All services performed for us by Ernst & Young LLP, our independent registered public accounting firm, subsequent to the adoption of the policy have been pre-approved by the board of directors.  The board of directors has concluded that the audit-related services, tax services and other non-audit services provided by Ernst & Young LLP in fiscal year 2009 were compatible with the maintenance of the firm’s independence in the conduct of its auditing functions. In addition, to safeguard the continued independence of the independent auditors, the policy prevents our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

                    (a)       List of documents filed as part of this report.

                                (1)  Financial Statements.  The accompanying index to financial statements on page XX of this report is provided in response to this item.

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

                    VANGUARD HEALTH SYSTEMS, INC.                                     Date

                    By:  /s/ Charles N. Martin, Jr.                                                         September 2, 2009
                           Charles N. Martin, Jr.
                           Chairman of the Board & Chief Executive Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	September 2, 2009
Charles N. Martin, Jr.

/s/ Phillip W. Roe	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	September 2, 2009
Phillip W. Roe

/s/ Gary D. Willis	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	September 2, 2009
Gary D. Willis

/s/ Michael A. Dal Bello	Director	September 2, 2009
Michael A. Dal Bello

/s/ M. Fazle Husain	Director	September 2, 2009
M. Fazle Husain

	Director	September 2, 2009
Alan M. Muney, M.D.

/s/ Michael J. Parsons	Director	September 2, 2009
Michael J. Parsons

	Director	September 2, 2009
James A. Quella

/s/ Neil P. Simpkins	Director	September 2, 2009
Neil P. Simpkins

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein(1)(3)

3.1	Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc.(1)

3.2	By-Laws of Vanguard Health Systems, Inc.(7)

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

4.6	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004(1)

4.7	Second Supplemental Indenture, dated as of March 28, 2005, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (5)

4.8	Third Supplemental Indenture, dated as of July 13, 2006, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (11)

4.9	Fourth Supplemental Indenture, dated as of June 25, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(13)

4.10	Fifth Supplemental Indenture, dated as of July 1, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(13)

4.11	Sixth Supplemental Indenture, dated as of October 2, 2007, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (14)

4.12	Seventh Supplemental Indenture, dated as of November 3, 2008, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (18)

4.13	Eighth Supplemental Indenture, dated as of March 24, 2009, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (19)

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

10.2	Security Agreement, dated as of September 23, 2004, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent(1)

10.3	Vanguard Guaranty, dated as of September 23, 2004, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent(1)

10.4	Subsidiaries Guaranty, dated as of September 23, 2004, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent(1)

10.5	Pledge Agreement, dated as of September 23, 2004, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent(1)

10.6	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC(1)

10.7	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004(1)

10.8	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan(1)(3)

10.9	VHS Holdings LLC 2004 Unit Plan(1)(3)

10.10	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan(2)(3)

10.11	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004(1)(3)

10.12	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004(1)(3)

10.13	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of September 23, 2004(1)(3)

10.14	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004(1)(3)

10.15	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc. dated as of September 23, 2004 for Vice Presidents and above (1)(3)

10.16	Amended and Restated Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. executed on September 8, 2004, but effective as of September 1, 2004(1)

10.17	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of VHS Acquisition Subsidiary Number 5, Inc., dated as of September 8, 2004(1)

10.18	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003(4)

10.19	Form of Performance Option Under 2004 Stock Incentive Plan(1)(3)

10.20	Form of Time Option Under 2004 Stock Incentive Plan(1)(3)

10.21	Form of Liquidity Event Option Under 2004 Stock Incentive Plan(1)(3)

10.22

Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto(1)

10.23	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004(1)(3)

10.24	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004(1)(3)

10.25	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004(1)(3)

10.26	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004(1)(3)

10.27	First Amendment of VHS Holdings LLC 2004 Unit Plan(3)(7)

10.28

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent(6)

10.29

First Amendment to Credit Agreement, dated as of August 15, 2005, among Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the lenders party to the Credit Agreement referred to therein, and Bank of America, N.A. as administrative agent(8)

10.30	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005(3)(9)

10.31	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2005(3)(9)

10.32	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2005(3)(9)

10.33	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005(3)(9)

10.34	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC(9)

10.35	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005(3)(9)

10.36	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006(3)(10)

10.37	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006(3)(10)

10.38	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006(3)(12)

10.39	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2007(3)(15)

10.40	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2007(3)(15)

10.41	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of October 1, 2007(3)(15)

10.42	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of November 7, 2007(3)(15)

10.43	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of October 1, 2007(3)(15)

10.44	Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace dated as of November 15, 2007(3)(15)

10.45	Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe dated as of November 15, 2007(3)(15)

10.46

Form of Amendment No. 1 to Severance Protection Agreement dated as of October 1, 2007, entered into between Vanguard Health Systems, Inc. and each of its executive officers (other than Messrs. Martin, Pitts, Moore, Soltman, Wallace and Roe who each have entered into employment agreements with the registrant)(3)(15)

10.47	Amendment Number 5 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective May 6, 2008(3)(16)

10.48

Letter dated May 13, 2008, from the Arizona Health Care Cost Containment System to VHS Phoenix Health Plan, LLC, countersigned by VHS Phoenix Health Plan, LLC on May 13, 2008 awarding Contract No. YH09-0001-07(17)

10.49

Waiver No. 1 dated as of May 22, 2008, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004, as amended by Amendment No. 1, dated as of November 3, 2005(20)

10.50	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of June 30, 2008(3)(20)

10.51	Form of Severance Protection Agreement of Vanguard Health Systems, Inc. in current use for Vice Presidents and above(3)(20)

10.52	Arizona Health Care Cost Containment System Administration RFP re Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC awarded May 13, 2008(20)

10.53

Solicitation Amendments to RFP numbers One, Two, Three, Four and Five dated February 29, 2008, March 14, 2008, March 26, 2008, March 28, 2008 and April 10, 2008, respectively, to Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC(20)

10.54

Contract Amendment Number 1, executed on September 23, 2008, but effective as of October 1, 2008, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(21)

10.55

Contract Amendment Number 2, executed on January 16, 2009, but effective as of January 15, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(18)

10.56

Contract Amendment Number 3, executed on April 6, 2009, but effective as of May 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(19)

10.57

Contract Amendment Number 4, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.58

Contract Amendment Number 5, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.59	Amendment Number 6 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 13, 2009(3)(19)

10.60	Form of Indemnification Agreement between the Company and each of its directors and executive officers (3)(22)

10.61	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 5, 2009(3)

10.62	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 5, 2009(3)

10.63	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of May 5, 2009(3)

10.64	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 5, 2009(3)

10.65	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 5, 2009(3)

10.66	Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D. dated as of December 31, 2008(3)

10.67	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D. dated as of May 5, 2009(3)

10.68	Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins dated as of July 1, 2009(3)

10.69	Vanguard Health Systems, Inc. 2009 Long Term Incentive Plan (3)(23)

10.70	Amendment No. 7 to Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(23)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of Vanguard Health Systems, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)   Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
       January 14, 2003, File No. 333-71934.

(5)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2005, File No. 333-71934.

(6)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated August 26, 2005, File No. 333-71934.

(7)   Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2005, File No. 333-71934.

(8)   Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated
        September 27, 2005, File No. 333-71934.

(9)   Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2005, File No. 333-71934.

(10)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2006, File No. 333-71934.

(11)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2006, File No. 333-71934.

(12)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2006, File No. 333-71934.

(13) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
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

(16) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated May 9, 2008, File No. 333-71934.

(17) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated May 16, 2008, File No. 333-71934.

(18)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended December 31, 2008, File No. 333-71934.

(19)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended March 31, 2009, File No. 333-71934.

(20) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for
        the annual period ended June 30, 2008, File No. 333-71934.

(21)  Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q
        for the quarterly period ended September 30, 2008, File No. 333-71934.

(22) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated May 6, 2009, File No. 333-71934.

(23) Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K
        dated August 21, 2009, File No. 333-71934.