Form 10-Q
period 2009-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2009-11-10
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

          There were 749,550 shares of common stock outstanding as of November 1, 2009 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009 (as adjusted, See Note 2)	September 30, 2009

ASSETS	(In millions except share and per share amounts)
Current assets:
Cash and cash equivalents	$308.2	$389.3
Restricted cash	1.9	2.0
Accounts receivable, net of allowance for doubtful accounts of approximately $121.5 and $76.5 at June 30, 2009 and September 30, 2009, respectively	275.3	277.4
Inventories	48.3	48.7
Deferred tax assets	29.6	14.7
Prepaid expenses and other current assets	68.4	56.5

Total current assets	731.7	788.6
Property, plant and equipment, net of accumulated depreciation	1,174.1	1,164.4
Goodwill	692.1	692.1
Intangible assets, net of accumulated amortization	54.6	53.5
Investments in and advances to affiliates	5.4	5.3
Investments in auction rate securities	21.6	21.6
Other assets	51.6	65.0

Total assets	$2,731.1	$2,790.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.9	$167.8
Accrued salaries and benefits	133.9	115.0
Accrued health plan claims	117.6	130.1
Accrued interest	13.2	26.1
Other accrued expenses and current liabilities	79.5	80.1
Current maturities of long-term debt	8.0	8.0

Total current liabilities	480.1	527.1
Professional and general liability and workers compensation reserves	76.7	80.0
Other liabilities	34.9	35.7
Long-term debt, less current maturities	1,543.6	1,547.4
Commitments and contingencies
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2009 and September 30, 2009	–	–
Additional paid-in capital	651.3	653.2
Accumulated other comprehensive loss	(6.8)	(5.7)
Retained deficit	(56.7)	(55.2)

Total Vanguard Health Systems, Inc. stockholders’ equity	587.8	592.3
Non-controlling interests	8.0	8.0

Total equity	595.8	600.3

Total liabilities and equity	$2,731.1	$2,790.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended September 30, 2008 (as adjusted, See Note 2)	Three months ended September 30, 2009

	(in millions)

Patient service revenues	$598.3	$619.1
Premium revenues	120.7	204.3

Total revenues	719.0	823.4

Costs and Expenses:
Salaries and benefits (includes stock compensation of $1.4 and $1.9, respectively)	292.6	314.4
Health plan claims expense	87.0	161.0
Supplies	111.8	111.0
Provision for doubtful accounts	54.6	37.2
Purchased services	41.4	47.6
Non-income taxes	8.1	14.2
Rents and leases	11.2	11.1
Other operating expenses	50.5	60.1
Depreciation and amortization	32.3	34.0
Interest, net	28.7	27.2
Other	(0.2)	1.1

Income from continuing operations before income taxes	1.0	4.5
Income tax expense	0.2	1.9

Income from continuing operations	0.8	2.6
Income (loss) from discontinued operations, net of taxes	1.0	(0.2)

Net income	1.8	2.4
Less: Net income attributable to non-controlling interests	(0.9)	(0.9)

Net income attributable to Vanguard Health Systems, Inc. stockholders	$0.9	$1.5

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$(0.1)	$1.7
Income (loss) from discontinued operations, net of taxes	1.0	(0.2)

Net income attributable to Vanguard Health Systems, Inc. stockholders	$0.9	$1.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three months ended September 30, 2009
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non- Controlling Interests	Total Equity

	Shares	Amount

	(In millions, except share amounts)
Three months ended September 30, 2009:

Balance at June 30, 2009 (as adjusted)	749,550	$–	$651.3	$(6.8)	$(56.7)	$8.0	$595.8
Stock compensation (non-cash)	–	–	1.9	–	–	–	1.9
Distributions paid to non-controlling interests	–	–	–	–	–	(0.9)	(0.9)
Comprehensive income:
Change in fair value of interest rate swap (net of tax effect)	–	–	–	1.1	–	–	1.1
Net income	–	–	–	–	1.5	0.9	2.4

Total comprehensive income				1.1	1.5	0.9	3.5

Balance at September 30, 2009	749,550	$–	$653.2	$(5.7)	$(55.2)	$8.0	$600.3

See accompanying notes

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30, 2008 (as adjusted, See Note 2)	Three months ended September 30, 2009

	(In millions)
Operating activities:
Net income	$1.8	$2.4
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	(1.0)	0.2
Depreciation and amortization	32.3	34.0
Provision for doubtful accounts	54.6	37.2
Deferred income taxes	(0.8)	1.5
Amortization of loan costs	1.3	1.4
Accretion of principal on senior discount notes	5.1	5.7
Gain on sale of assets	(2.1)	–
Stock compensation	1.4	1.9
Non-cash realized holding loss on investments	0.6	–
Changes in operating assets and liabilities:
Accounts receivable	(48.5)	(39.3)
Inventories	(2.1)	(0.4)
Prepaid expenses and other current assets	(6.1)	10.4
Accounts payable	1.2	39.9
Accrued expenses and other liabilities	28.1	27.0

Net cash provided by operating activities – continuing operations	65.8	121.9
Net cash provided by (used in) operating activities – discontinued operations	1.0	(0.2)

Net cash provided by operating activities	66.8	121.7

Investing activities:
Capital expenditures	(17.6)	(33.8)
Acquisitions	–	(1.5)
Proceeds from asset dispositions	3.9	0.1
Other	0.5	0.1

Net cash used in investing activities	(13.2)	(35.1)

Financing activities:
Payments of long-term debt	(1.9)	(1.9)
Financing portion of hedge interest payments	–	(2.7)
Distributions paid to non-controlling interests	(0.8)	(0.9)

Net cash used in financing activities	(2.7)	(5.5)

Net increase in cash and cash equivalents	50.9	81.1
Cash and cash equivalents, beginning of period	141.6	308.2

Cash and cash equivalents, end of period	$192.5	$389.3

Net cash paid for interest	$9.8	$7.7

Net cash paid for income taxes	$0.6	$–

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

Business

        Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of September 30, 2009, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,135 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements.  Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $11.9 million and $16.8 million for the three months ended September 30, 2008 and 2009, respectively.

        During the first quarter of fiscal 2010, Vanguard implemented its new uninsured discount policy in its Phoenix and San Antonio hospitals. The new policy applies to patients receiving services in these hospitals who had no insurance coverage and who did not otherwise qualify for charity care under Vanguard’s guidelines. Under this policy, Vanguard applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. These discounts were approximately $61.0 million for the quarter ended September 30, 2009.

        The unaudited condensed consolidated financial statements as of September 30, 2009 and for the three months ended September 30, 2008, as adjusted (see Note 2), and 2009 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2010. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2009 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on September 2, 2009. The balance sheet at June 30, 2009, subject to the adjustments described in Note 2, has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2009 10-K.

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

        Subsequent Events

        Vanguard has evaluated subsequent events for the three months ended September 30, 2009 through November 10, 2009, the date these financial statements were issued.  No significant subsequent events were noted that would require recognition or disclosure at this time.

2.     ADOPTION OF NEW ACCOUNTING STANDARDS

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applied to Vanguard beginning in the first quarter for fiscal year ended June 30, 2010. All accounting references contained herein have been updated, and therefore SFAS references have been replaced with ASC references.

        Effective July 1, 2009, Vanguard adopted the transition guidance of accounting for non-controlling interests in consolidated financial statements as set forth in ASC 810-10.  The guidance establishes a single method of accounting for non-controlling interests in subsidiaries and requires non-controlling interests in a subsidiary to be reported as a component of equity in the consolidated balance sheet subject to the provisions of ASC 480-10, which provides guidance for distinguishing liabilities from equity. ASC 810-10 also requires consolidated net income to include both the parent and non-controlling interest’s portion of the operating results of the subsidiary with separate disclosure on the income statement of the amounts attributable to the parent versus the non-controlling interest. The following describes the impact to Vanguard’s financial statements as of June 30, 2009 and September 30, 2009 and for the three months ended September 30, 2008 and 2009 related to ASC 810-10.

•

Vanguard reclassified its minority interests in equity of consolidated entities from the liabilities section of its balance sheets to equity. This reclassification was $8.0 million as of June 30, 2009 and September 30, 2009. Vanguard has one non-controlling interest whose classification will be included in mezzanine equity due to the existence of redemption features that are outside the control of Vanguard as set forth in ASC 480-10. However, the fair value of this non-controlling interest was zero (the maximum redemption value) as of June 30, 2009 and September 30, 2009.

•

Net income attributable to non-controlling interests is no longer deducted to arrive at net income. Instead, net income is attributed to the controlling and non-controlling interests in the condensed consolidated income statements. Accordingly, net income increased by $0.9 million for the three months ended September 30, 2008 compared to net income previously reported for that period.

•

The payment of cash distributions to the entities holding the non-controlling interests are now reported as financing activities on the condensed consolidated statements of cash flows for the three months ended September 30, 2008 and 2009 instead of being included in operating activities. These cash distributions were $0.8 million and $0.9 million for the three months ended September 30, 2008 and 2009, respectively.

3.     FAIR VALUE MEASUREMENTS

        Fair value is determined using assumptions that market participants would use to determine the price of the asset or liability as opposed to measurements determined based upon information specific to the entity holding those assets and liabilities. To determine those market participant assumptions, ASC 820-10, which provides guidance for fair value measurements and disclosures, established a hierarchy of inputs that the entity must consider including both independent market data inputs and the entity’s own assumptions about the market participant assumptions. This hierarchy is summarized as follows.

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

        The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of September 30, 2009, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investments in auction rate securities	$21.6	$–	$–	$21.6

Liabilities:
Interest rate swap liability	$5.2	$–	$5.2	$–

        There was no change in the fair value measurements using significant Level 3 unobservable inputs from June 30, 2009 to September 30, 2009.

        Auction Rate Securities

        At September 30, 2009, Vanguard held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying condensed consolidated balance sheets. These ARS are accounted for as long-term available for sale securities under ASC 320-10, which provides guidance for investments in debt and equity securities. The par value of the ARS was $26.3 million at September 30, 2009. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $21.6 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in ASC 820-10, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value recovering to par value.

        In September 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender offer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008, which is included in other expenses on the accompanying condensed consolidated income statement for the three months ended September 30, 2008. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. As a result of the failed tender, all $21.6 million of ARS are presented as long-term assets on the accompanying condensed consolidated balance sheets. In addition, Vanguard recorded temporary impairments of $4.1 million ($2.5 million, net of taxes) related to the ARS during the fiscal year ended June 30, 2009, which are included in accumulated other comprehensive loss (“AOCL”) on the condensed consolidated balance sheets.

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

        In March 2009, Vanguard and the counterparty executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. As a result of this amended swap agreement, Vanguard de-designated its existing cash flow hedge and re-designated the amended swap agreement as a hedge of the remaining interest payments associated with $450.0 million of Vanguard’s outstanding term debt. As the forecasted transactions (i.e. the future interest payments under Vanguard’s outstanding term debt) are still probable of occurring, Vanguard did not immediately recognize the AOCL balance related to the de-designated swap in earnings. Based on its assessment, Vanguard determined that this re-designated swap will be highly effective in offsetting the changes in cash flows related to the hedged risk. Upon the execution of the amended swap agreement, Vanguard measured hedge ineffectiveness by comparing the fair value of the original swap agreement to a new hypothetical derivative using the amended terms to determine if the underlying term debt has been overhedged. Vanguard determined that the hedge ineffectiveness was not significant as of September 30, 2009. Vanguard classified its $2.7 million of payments under the re-designated swap during the quarter ended September 30, 2009 as financing activities in its condensed consolidated statements of cash flows. Vanguard will continue this measurement process on a quarterly basis until the termination of the amended swap on March 31, 2010. The valuation of the amended interest rate swap is based upon a discounted cash flows analysis that reflects the term of the agreement and an observable market-based input, the 30-day LIBOR interest rate curve, which is observable at commonly quoted intervals for the full term of the swap. Vanguard also considered potential credit adjustment risks related to its own performance and the counterparty’s performance under the swap agreement. Management deemed the credit adjustment risks as Level 3 inputs. However, management determined that any potential credit adjustment risks were not significant and thus classified the entire interest rate swap valuation in Level 2 of the fair value hierarchy.

        The following tables provide information regarding the valuation and presentation of assets, liabilities and expenses related to this interest rate swap for the respective periods (in millions).

	June 30, 2009		September 30, 2009

Interest rate swap contract:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Gross valuation	Other accrued		Other accrued
	expenses and		expenses and
	current liabilities	$(6.9)	current liabilities	$(5.2)

Tax effect	Deferred tax		Deferred tax
	assets	2.6	assets	2.0

Net liability balance offset to AOCL		$(4.3)		$(3.2)

	Three months ended September 30, 2008			Three months ended September 30, 2009

	Amount of gain (loss) recognized in AOCL on derivative	Location of gain (loss) recognized on derivative- reclassified from AOCL	Amount of gain (loss) recognized on derivative - reclassified from AOCL	Amount of gain (loss) recognized in AOCL on derivative	Location of gain (loss) recognized on derivative- reclassified from AOCL	Amount of gain (loss) recognized on derivative - reclassified from AOCL

Interest rate swap contract, net of taxes	$(0.7)	n/a	$–	$1.1	Interest, net	$(2.7)

        The $3.2 million balance included in AOCL, net of taxes, is expected to be reclassified to net interest during the next two fiscal quarters since the interest rate swap expires on March 31, 2010.

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

        Long-Term Debt

        The fair values of Vanguard’s 9.0% Notes, and 11.25% Notes and term loans payable under Vanguard’s credit facility as of September  30, 2009 were approximately $586.5 million, $225.5 million and $742.5 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

4.     STOCK-BASED COMPENSATION

        Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of September 30, 2009, the 2004 Option Plan, as amended, allows for the issuance of up to 145,611 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Option Plan. As of September 30, 2009, 116,453 options were outstanding under the 2004 Option Plan. Vanguard recognized salaries and benefits expense related to the 2004 Option Plan of $1.4 million and $1.9 million during the three months ended September 30, 2008 and 2009, respectively.

5.     INTANGIBLE ASSETS

        The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2009 and September 30, 2009 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2009	September 30, 2009	June 30, 2009	September 30, 2009

Amortized intangible assets:
Deferred loan costs	$43.8	$43.8	$21.5	$22.9
Contracts	31.4	31.4	14.9	15.7
Physician income and other guarantees	27.2	28.2	18.3	20.1
Other	4.7	6.8	1.0	1.2

Subtotal	107.1	110.2	55.7	59.9
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$110.3	$113.4	$55.7	$59.9

        Amortization expense for contract-based intangibles and other intangible assets during the three months ended September 30, 2008 and 2009 was approximately $0.9 million and $1.0 million, respectively.

        Amortization of deferred loan costs of $1.3 million and $1.4 million during the three months ended September 30, 2008 and 2009, respectively, is included in net interest.  Amortization of physician income and other guarantees of $1.3 million and $1.8 million during the three months ended September 30, 2008 and 2009, respectively, is included in purchased services or other operating expenses.

6.     IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

        Vanguard’s Chicago hospitals have recently experienced environmental factors that have negatively impacted their results of operations and cash flows. These factors include payer mix shifts resulting from demographic changes and local economic conditions in the communities served by these hospitals and increased cost pressures including intense competition for physician resources and professional and general liability exposures. While various initiatives had stabilized the impact of these environmental factors in prior quarters, these trends and their impact on the operating performance of the Chicago hospitals have worsened during the current quarter. Vanguard continues to monitor these trends but has no information to suggest that these trends are temporary in nature. Vanguard is not sure when, or if, the operating performance of these hospitals will return to previous levels. These trends have cast doubt about whether previously projected cash flows will be achieved. If these trends continue, Vanguard will revise its projected cash flows and obtain appraisal information that will enable it to determine if all or a portion of the $43.0 million of outstanding goodwill or any portion of other long-lived assets for these hospitals is impaired.

7.     FINANCING ARRANGEMENTS

        A summary of Vanguard’s long-term debt at June 30, 2009 and September 30, 2009 follows (in millions).

	June 30, 2009	September 30, 2009

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	210.2	215.9
Term loans payable under credit facility	766.4	764.5

	1,551.6	1,555.4
Less: current maturities	(8.0)	(8.0)

	$1,543.6	$1,547.4

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

        On or after October 1, 2009, the Issuers may redeem all or part of the 9.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 9.0% Notes.  The initial redemption price for the 9.0% Notes beginning on October 1, 2009 and ending September 30, 2010 is equal to 104.50% of their principal amount, plus accrued and unpaid interest.  The redemption price declines each year after 2009 on October 1 of each such year.  The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

        On or after October 1, 2009, the Discount Issuers may redeem all or a part of the 11.25% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 11.25% Notes. The initial redemption price for the 11.25% Notes beginning on October 1, 2009 and ending September 30, 2010 is equal to 105.625% of their principal amount, plus accrued and unpaid interest. The redemption price declines each year after 2009 on October 1 of each such year. The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012.

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

        On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”). In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving credit facility under the merger credit facilities did not change in connection with the term loan refinancing. As of September 30, 2009, $764.5 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of letters of credit outstanding, was $219.8 million as of September 30, 2009.

        The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. As discussed in Note 3, $450.0 million of the term loan facility borrowings are subject to a fixed interest rate of 4.8275% per annum under the terms of an interest rate swap agreement that expires on March 31, 2010. The interest rate applicable to the unhedged portion of Vanguard’s term loan facility borrowings was approximately 2.5% as of September 30, 2009. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.0% per annum or a base rate plus 1.0% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. Vanguard makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2005 term loan facility and will continue to make such payments until maturity of the term debt.

        Vanguard is subject to certain restrictive and financial covenants under the credit agreement governing the 2005 term loan facility and the revolving credit facility including a total leverage ratio, senior leverage ratio, interest coverage ratio and capital expenditure restrictions. Vanguard was in compliance with each of these financial covenants as of September 30, 2009. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

Interest Rate Swap Agreement

        In March 2009, Vanguard and Bank of America N.A. (“the counterparty”) executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775% (see Note 3). Given the turbulence in the credit markets and the attractive swap rates then available, Vanguard amended the swap agreement to hedge its cash flows related to a portion of the 2005 term loan facility against potential market fluctuations to the variable 30-day LIBOR interest rate. Vanguard will continue to make its normal quarterly interest payments under the 2005 term loan facility as described above. Vanguard deems the counterparty to be creditworthy.  As of June 30, 2009 and September 30, 2009, the estimated fair value of the interest rate swap was a liability for Vanguard of approximately $6.9 million ($4.3 million net of taxes of $2.6 million) and $5.2 million ($3.2 million net of taxes of $2.0 million), respectively. The swap liabilities are included in other accrued expenses and current liabilities and accumulated other comprehensive loss on the accompanying balance sheets. Vanguard will make quarterly adjustments to other comprehensive loss equal to the change in the fair value of the swap from quarter to quarter until the maturity of the swap on March 31, 2010 with any ineffectiveness included immediately in earnings.

8.     INCOME TAXES

        Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Three months ended

	September 30, 2008	September 30, 2009
Current:
Federal	$0.4	$–
State	0.6	0.4

Total current	1.0	0.4

Deferred:
Federal	(0.4)	1.4
State	(1.3)	(0.5)

Total deferred	(1.7)	0.9
Change in valuation allowance	0.9	0.6

Total income tax expense	$0.2	$1.9

        The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Three months ended

	September 30, 2008	September 30, 2009

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	(97.4)	(5.5)
Nondeductible expenses and other	17.3	6.1
Book income of consolidated partnership attributable to
noncontrolling interest	(30.9)	(7.1)
Change in valuation allowance	96.6	13.9

Effective income tax rate	20.6%	42.4%

        Net non-current deferred tax assets of $38.0 million and $50.9 million are included in other assets on the accompanying condensed consolidated balance sheets as of June 30, 2009 and September 30, 2009, respectively.  Net current deferred tax assets were $29.6 million and $14.7 million as of June 30, 2009 and September 30, 2009, respectively.

        As of September 30, 2009, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $27.0 million and $579.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2030 to 2031 and 2010 to 2031, respectively.

        Vanguard’s U.S. federal income tax returns for tax years 2005 and subsequent years remain subject to examination by the Internal Revenue Service.

9.     COMPREHENSIVE INCOME

        Comprehensive income consists of two components: net income and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income (ASC 220-10) are recorded as elements of equity but are excluded from net income. The following table presents the components of comprehensive income, net of taxes, for the three month periods ended September 30, 2008 and 2009 (in millions).

	Three months ended September 30, 2008	Three months ended September 30, 2009

Net income	$1.8	$2.4
Change in fair value of interest rate swap	(1.3)	1.7
Change in unrealized holding losses on auction rate securities	(1.2)	–
Change in income tax (expense) benefit	1.1	(0.6)

Comprehensive income	$0.4	$3.5

        The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2009 and September 30, 2009 are as follows (in millions).

	June 30, 2009	September 30, 2009

Fair value of interest rate swap	$(6.9)	$(5.2)
Unrealized holding loss on investments in auction rate securities	(4.1)	(4.1)
Income tax benefit	4.2	3.6

Accumulated other comprehensive loss	$(6.8)	$(5.7)

10.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05) which amends Subtopic 820-10-35, Fair Value Measurements and Disclosures,  to provide additional guidance concerning the manner in which fair value of liabilities should be determined.  Subtopic 820-10, originally issued as SFAS No. 157, Fair Value Measurements, defined the fair value of a liability as the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date.  ASU 2009-05 amends these criteria by specifically addressing valuation techniques, liabilities traded as assets, and quoted prices in an active market.  ASU 2009-05 was effective for Vanguard’s quarter ended September 30, 2009. The adoption did not significantly impact Vanguard’s financial position, results of operations or cash flows.

11.  SEGMENT INFORMATION

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

        The following table provides unaudited condensed financial information by business segment for the three month periods ended September 30, 2008 and 2009, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended September 30, 2008				Three months ended September 30, 2009

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$598.3	$–	$–	$598.3	$619.1	$–	$–	$619.1
Premium revenues	–	120.7	–	120.7	–	204.3	–	204.3
Inter-segment revenues	9.5	–	(9.5)	–	10.6	–	(10.6)	–

Total revenues	607.8	120.7	(9.5)	719.0	629.7	204.3	(10.6)	823.4

Salaries and benefits (excludes stock compensation)	284.0	7.2	–	291.2	304.0	8.5	–	312.5
Health plan claims expense (1)	–	87.0	–	87.0	–	161.0	–	161.0
Supplies	111.7	0.1	–	111.8	111.0	–	–	111.0
Provision for doubtful accounts	54.6	–	–	54.6	37.2	–	–	37.2
Other operating expenses - external	103.3	7.9	–	111.2	123.2	9.8	–	133.0
Operating Expenses – inter-segment	–	9.5	(9.5)	–	–	10.6	(10.6)	–

Total operating expenses	553.6	111.7	(9.5)	655.8	575.4	189.9	(10.6)	754.7

Segment EBITDA (2)	54.2	9.0	–	63.2	54.3	14.4	–	68.7

Less:
Interest, net	29.5	(0.8)	–	28.7	27.4	(0.2)	–	27.2
Depreciation and amortization	31.3	1.0	–	32.3	33.0	1.0	–	34.0
Equity method income	–	–	–	–	(0.2)	–	–	(0.2)
Stock compensation	1.4	–	–	1.4	1.9	–	–	1.9
Gain on disposal of assets	(2.1)	–	–	(2.1)	–	–	–	–
Realized holding loss on investments	0.6	–	–	0.6	–	–	–	–
Monitoring fees and expenses	1.3	–	–	1.3	1.3	–	–	1.3

Income (loss) from continuing operations before income taxes	$(7.8)	$8.8	$–	$1.0	$(9.1)	$13.6	$–	$4.5

Capital expenditures	$17.3	$0.3	$–	$17.6	$33.8	$–	$–	$33.8

Segment assets	$2,426.9	$185.8	$–	$2,612.7	$2,607.9	$182.6	$–	$2,790.5

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

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

Capital Expenditure Commitments

        Vanguard currently has multiple capital projects underway including significant advanced clinical system upgrades.  As of September 30, 2009, Vanguard estimated its remaining commitments to complete capital projects in process to be approximately $20.2 million.

Insurance Risks

        Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its risks at a $10.0 million retention level. For claims incurred subsequent to May 31, 2006, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard’s captive subsidiary maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million. During the quarter ended September 30, 2009, Vanguard increased its professional and general liability reserve by $8.0 million and reduced its workers compensation reserve by $3.5 million for changes in claims development related to prior years.

Patient Service Revenues

        Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income from continuing operations before income taxes by $3.6 million for the three months ended September 30, 2008 and had no impact to income from continuing operations for the three months ended September 30, 2009. Vanguard recorded $25.6 million and $22.4 million of charity care deductions during the three months ended September 30, 2008 and 2009, respectively.

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

Acquisitions

        Vanguard has acquired and will continue to acquire businesses with prior operating histories.   Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, anti-kickback and physician self-referral laws. Although Vanguardinstitutes policies designed to conform practices to its standards following completion of acquisitions and attempts to structure its acquisitions as asset acquisitions in which Vanguard does not assume liability for seller wrongful actions, there can be no assurance that Vanguard will not become liable for past activities that may later be alleged to be improper by private plaintiffs or government agencies.  Although Vanguard obtains general indemnifications from sellers covering such matters, there can be no assurance that any specific matter will be covered by such indemnifications, or if covered, that such indemnifications will be adequate to cover potential losses and fines.

Guarantees

        Physician Guarantees

        In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 36 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. Vanguard accounts for physician income and service guarantees under the provisions of ASC 460-10, accounting for Minimum Revenue Guarantees.  Accounting for minimum revenue guarantees requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of September 30, 2009, Vanguard had a net intangible asset of $8.1 million and a remaining liability of $2.8 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees under ASC 460-10 as of September 30, 2009 was approximately $5.3 million.

        Other Guarantees

        As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of September 30, 2009, Vanguard maintained this performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million. These surety bonds were increased to $50.0 million effective October 1, 2009.

13.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
        NON-GUARANTOR SUBSIDIARIES

        Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2009 and September 30, 2009 and for the three months ended September 30, 2008 and 2009 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$168.3	$139.9	$–	$308.2
Restricted cash	–	–	–	0.2	1.7	–	1.9
Accounts receivable, net	–	–	–	257.0	18.3	–	275.3
Inventories	–	–	–	44.5	3.8	–	48.3
Prepaid expenses and other current assets	2.5	–	–	94.9	34.6	(34.0)	98.0

Total current assets	2.5	–	–	564.9	198.3	(34.0)	731.7

Property, plant and equipment, net	–	–	–	1,114.7	59.4	–	1,174.1
Goodwill	–	–	–	608.5	83.6	–	692.1
Intangible assets, net	–	19.4	2.9	13.5	18.8	–	54.6
Investments in consolidated subsidiaries	608.8	–	–	–	24.5	(633.3)	–
Investments in auction rate securities	–	–	–	–	21.6		21.6
Other assets	–	–	–	56.8	0.2	–	57.0

Total assets	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$112.7	$15.2	$–	$127.9
Accrued expenses and other current liabilities	–	20.0	–	201.9	122.3	–	344.2
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	28.0	–	314.4	137.7	–	480.1

Other liabilities	–	–	–	71.9	73.7	(34.0)	111.6
Long-term debt, less current maturities	–	1,333.4	210.2	–	–	–	1,543.6
Intercompany	15.5	(810.4)	(120.9)	1,314.8	(60.1)	(338.9)	–
Equity	595.8	(531.6)	(86.4)	657.3	255.1	(294.4)	595.8

Total liabilities and equity	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
September 30, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$305.0	$84.3	$–	$389.3
Restricted cash	–	–	–	0.3	1.7	–	2.0
Accounts receivable, net	–	–	–	256.8	20.6	–	277.4
Inventories	–	–	–	44.8	3.9	–	48.7
Prepaid expenses and other current assets	1.9	–	–	70.4	24.4	(25.5)	71.2

Total current assets	1.9	–	–	677.3	134.9	(25.5)	788.6

Property, plant and equipment, net	–	–	–	1,105.9	58.5	–	1,164.4
Goodwill	–	–	–	608.5	83.6	–	692.1
Intangible assets, net	–	18.1	2.9	14.7	17.8	–	53.5
Investments in consolidated subsidiaries	608.8	–	–	–	24.5	(633.3)	–
Investments in auction rate securities	–	–	–	–	21.6	–	21.6
Other assets	–	–	–	70.1	0.2	–	70.3

Total assets	$610.7	$18.1	$2.9	$2,476.5	$341.1	$(658.8)	$2,790.5

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$144.4	$23.4	$–	$167.8
Accrued expenses and other current liabilities	–	31.2	–	182.9	137.2	–	351.3
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	39.2	–	327.1	160.8	–	527.1

Other liabilities	–	–	–	75.6	65.6	(25.5)	115.7
Long-term debt, less current maturities	–	1,331.5	215.9	–	–	–	1,547.4
Intercompany	10.4	(798.7)	(120.8)	1,389.0	(147.7)	(332.2)	–
Equity	600.3	(553.9)	(92.2)	684.8	262.4	(301.1)	600.3

Total liabilities and equity	$610.7	$18.1	$2.9	$2,476.5	$341.1	$(658.8)	$2,790.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$563.8	$41.2	$(6.7)	$598.3
Premium revenues	–	–	–	15.3	105.5	(0.1)	120.7

Total revenues	–	–	–	579.1	146.7	(6.8)	719.0

Salaries and benefits	1.4	–	–	268.3	22.9	–	292.6
Supplies	–	–	–	104.4	7.4	–	111.8
Medical claims expense	–	–	–	8.6	85.1	(6.7)	87.0
Purchased services	–	–	–	37.8	3.6	–	41.4
Provision for doubtful accounts	–	–	–	52.2	2.4	–	54.6
Other operating expenses	0.1	–	–	49.9	8.7	(0.1)	58.6
Rents and leases	–	–	–	9.2	2.0	–	11.2
Depreciation and amortization	–	–	–	28.7	3.6	–	32.3
Interest, net	–	24.6	5.2	(1.1)	–	–	28.7
Management fees	–	–	–	(3.5)	3.5	–	–
Other	–	–	–	(0.8)	0.6	–	(0.2)

Total costs and expenses	1.5	24.6	5.2	553.7	139.8	(6.8)	718.0

Income (loss) from continuing operations before income taxes	(1.5)	(24.6)	(5.2)	25.4	6.9	–	1.0
Income tax expense (benefit)	0.2	–	–	–	4.2	(4.2)	0.2
Equity in earnings of subsidiaries	2.6	–	–	–	–	(2.6)	–

Income (loss) from continuing operations	0.9	(24.6)	(5.2)	25.4	2.7	1.6	0.8
Discontinued operations, net of taxes	–	–	–	0.9	0.1	–	1.0

Net income (loss)	0.9	(24.6)	(5.2)	26.3	2.8	1.6	1.8
Less: Net income attributable to non- controlling interests	–	–	–	0.9	–	–	0.9

Net income attributable to Vanguard Health Systems, Inc. stockholders	$0.9	$(24.6)	$(5.2)	$25.4	$2.8	$1.6	$0.9

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 30, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$580.4	$45.2	$(6.5)	$619.1
Premium revenues	–	–	–	15.4	196.6	(7.7)	204.3

Total revenues	–	–	–	595.8	241.8	(14.2)	823.4

Salaries and benefits	1.9	–	–	288.4	24.1	–	314.4
Supplies	–	–	–	102.5	8.5	–	111.0
Medical claims expense	–	–	–	8.1	159.4	(6.5)	161.0
Purchased services	–	–	–	42.3	5.3	–	47.6
Provision for doubtful accounts	–	–	–	34.8	2.4	–	37.2
Other operating expenses	–	–	–	64.5	17.5	(7.7)	74.3
Rents and leases	–	–	–	9.2	1.9	–	11.1
Depreciation and amortization	–	–	–	30.3	3.7	–	34.0
Interest, net	–	22.3	5.8	(1.6)	0.7	–	27.2
Management fees	–	–	–	(4.3)	4.3	–	–
Other	–	–	–	1.1	–	–	1.1

Total costs and expenses	1.9	22.3	5.8	575.3	227.8	(14.2)	818.9

Income (loss) from continuing operations before income taxes	(1.9)	(22.3)	(5.8)	20.5	14.0	–	4.5
Income tax expense (benefit)	1.9	–	–	–	4.3	(4.3)	1.9
Equity in earnings of subsidiaries	5.3	–	–	–	–	(5.3)	–

Income (loss) from continuing operations	1.5	(22.3)	(5.8)	20.5	9.7	(1.0)	2.6
Discontinued operations, net of taxes	–	–	–	(0.2)	–	–	(0.2)

Net income (loss)	1.5	(22.3)	(5.8)	20.3	9.7	(1.0)	2.4
Less: Net income attributable to non- controlling interests	–	–	–	0.9	–	–	0.9

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.5	$(22.3)	$(5.8)	$19.4	$9.7	$(1.0)	$1.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$0.9	$(24.6)	$(5.2)	$26.3	$2.8	$1.6	$1.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of taxes	–	–	–	(0.9)	(0.1)	–	(1.0)
Depreciation and amortization	–	–	–	28.7	3.6	–	32.3
Provision for doubtful accounts	–	–	–	52.2	2.4	–	54.6
Deferred income taxes	(0.8)	–	–	–	–	–	(0.8)
Amortization of loan costs	–	1.2	0.1	–	–	–	1.3
Accretion of principal on senior discount notes	–	–	5.1	–	–	–	5.1
Gain on sale of assets	–	–	–	(2.1)	–	–	(2.1)
Stock compensation	1.4	–	–	–	–	–	1.4
Non-cash realized holding loss on investments	–	–	–	–	0.6	–	0.6
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(2.6)	–	–	–	–	2.6	–
Accounts receivable	–	–	–	(47.3)	(1.2)	–	(48.5)
Inventories	–	–	–	(2.0)	(0.1)	–	(2.1)
Prepaid expenses and other current assets	–	–	–	(4.8)	(1.3)	–	(6.1)
Accounts payable	–	–	–	0.3	0.9	–	1.2
Accrued expenses and other liabilities	1.1	12.9	–	12.2	6.1	(4.2)	28.1

Net cash provided by (used in) operating activities - continuing operations	–	(10.5)	–	62.6	13.7	–	65.8
Net cash provided by operating activities - discontinued operations	–	–	–	0.9	0.1	–	1.0

Net cash provided by (used in) operating activities	–	(10.5)	–	63.5	13.8	–	66.8

Investing activities:
Capital expenditures	–	–	–	(16.4)	(1.2)	–	(17.6)
Proceeds from asset dispositions	–	–	–	3.9	–	–	3.9
Other	–	–	–	0.5	–	–	0.5

Net cash used in investing activities	–	–	–	(12.0)	(1.2)	–	(13.2)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2008
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(1.9)	$–	$–	$–	$–	$(1.9)
Distributions paid to non-controlling interests	–	–	–	–	(2.1)	1.3	(0.8)
Cash provided by (used in) intercompany activity	–	12.4	–	(5.5)	(5.6)	(1.3)	–

Net cash provided by (used in) financing activities	–	10.5	–	(5.5)	(7.7)	–	(2.7)

Net increase in cash and cash equivalents	–	–	–	46.0	4.9	–	50.9
Cash and cash equivalents, beginning of period	–	–	–	82.0	59.6	–	141.6

Cash and cash equivalents, end of period	$–	$–	$–	$128.0	$64.5	$–	$192.5

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$1.5	$(22.3)	$(5.8)	$20.3	$9.7	$(1.0)	$2.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Income from discontinued
operations, net of taxes	–	–	–	0.2	–	–	0.2
Depreciation and amortization	–	–	–	30.3	3.7	–	34.0
Provision for doubtful accounts	–	–	–	34.8	2.4	–	37.2
Deferred income taxes	1.5	–	–	–	–	–	1.5
Amortization of loan costs	–	1.3	0.1	–	–	–	1.4
Accretion of principal on senior discount
notes	–	–	5.7	–	–	–	5.7
Stock compensation	1.9	–	–	–	–	–	1.9
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(5.3)	–	–	–	–	5.3	–
Accounts receivable	–	–	–	(34.6)	(4.7)	–	(39.3)
Inventories	–	–	–	(0.3)	(0.1)	–	(0.4)
Prepaid expenses and other current assets	–	–	–	0.3	10.1	–	10.4
Accounts payable	–	–	–	31.7	8.2	–	39.9
Accrued expenses and other liabilities	0.4	11.2	–	12.6	7.1	(4.3)	27.0

Net cash provided by (used in) operating activities - continuing operations	–	(9.8)	–	95.3	36.4	–	121.9
Net cash used in operating activities - discontinued operations	–	–	–	(0.2)	–	–	(0.2)

Net cash provided by (used in) operating activities	–	(9.8)	–	95.1	36.4	–	121.7

Investing activities:
Capital expenditures	–	–	–	(31.8)	(2.0)	–	(33.8)
Acquisitions	–	–	–	(1.5)	–	–	(1.5)
Proceeds from asset dispositions	–	–	–	0.1	–	–	0.1
Other	–	–	–	0.1	–	–	0.1

Net cash used in investing activities	–	–	–	(33.1)	(2.0)	–	(35.1)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2009
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(1.9)	$–	$–	$–	$–	$(1.9)
Financing portion of hedge interest payments	(2.7)	–	–	–	–	–	(2.7)
Distributions paid to non-controlling interests	–	–	–	–	(2.4)	1.5	(0.9)
Cash provided by (used in) intercompany activity	2.7	11.7	–	74.8	(87.7)	(1.5)	–

Net cash provided by (used in) financing activities	–	9.8	–	74.8	(90.1)	–	(5.5)

Net increase (decrease) in cash and cash equivalents	–	–	–	136.8	(55.7)	–	81.1
Cash and cash equivalents, beginning of period	–	–	–	168.3	139.9	–	308.2

Cash and cash equivalents, end of period	$–	$–	$–	$305.1	$84.2	$–	$389.3

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
          •  Volatility of materials and labor costs for potential construction projects that may be necessary for future growth

        Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K (“10-K”) for the fiscal year ended June 30, 2009. You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Executive Overview

        As of September 30, 2009, we owned and operated 15 hospitals with a total of 4,135 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of September 30, 2009, we also owned three health plans as set forth in the following table.

Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	192,800
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	2,800
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	39,000

		234,600

        Our objective is to help people in the communities we serve achieve health for life by delivering an ideal patient-centered experience in a highly reliable environment of care. We plan to grow our business by improving quality of care, expanding services and strengthening the financial performance of our existing operations and selectively acquiring other hospitals where we see an opportunity to improve operating performance and profitability.

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

        Pay for Performance Reimbursement

        Many payers, including Medicare and several large managed care organizations, currently require hospital providers to report certain quality measures in order to receive the full amount of payment increases that were awarded automatically in the past.  For federal fiscal year 2010, Medicare expanded the number of quality measures to be reported to 47 compared to 43 during federal fiscal year 2009. Many large managed care organizations have developed quality measurement criteria that are similar to or even more stringent than these Medicare requirements.  While current Medicare guidelines and contracts with most managed care payers provide for reimbursement based upon the reporting of quality measures, we believe it is only a matter of time until all significant payers utilize the quality measures themselves to determine reimbursement rates for hospital services. In order to meet these requirements, we must deliver an ideal patient-centered experience. This will require us to engage our nurses and partner with physicians to drive our quality of care strategies, to invest in and upgrade our information technology systems to monitor clinical quality indicators and to make all of our processes more efficient.

        Physician Alignment

        Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To provide our patients access to the appropriate physician resources, we recruited approximately 150 physicians to the communities served by our hospitals during the year ended June 30, 2009 through employment agreements, relocation agreements or physician practice acquisitions and expect further significant investment in physician resources during our fiscal year ending June 30, 2010. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. The costs associated with recruiting, integrating and managing such a large number of new physicians will have a negative impact on our operating results and cash flows in the short term. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term.

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

        Implementation of our Clinical Quality Initiatives

The integral component of each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 43 CMS quality indicators in place during federal fiscal year 2009 (with efforts underway to expand this review to the 47 indicators adopted by CMS for federal fiscal year 2010), rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.

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

        The following table sets forth the percentages of net patient revenues by payer for the three months ended September 30, 2008 and 2009.

	Three months ended September 30,

	2008	2009

Medicare	25.7%	24.3%
Medicaid	7.4%	7.7%
Managed Medicare	13.4%	14.6%
Managed Medicaid	9.5%	10.4%
Managed care	34.3%	35.0%
Self pay	8.6%	6.9%
Other	1.1%	1.1%

Total	100.0%	100.0%

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

        In our June 30, 2009 10-K, we described the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. We also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education. The annual Medicare regulatory updates published by CMS in August 2009 that impact reimbursement rates under the plan for services provided during the federal fiscal year beginning October 1, 2009 are also discussed in our June 30, 2009 10-K.

        Our hospitals offer discounts from established charges to certain group purchasers of healthcare services, including private insurance companies, employers, health maintenance organizations, preferred provider organizations and other managed care plans as well as uninsured discounts for patients with no insurance coverage at most of our hospitals. These discount programs limit our ability to increase net revenues in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid and managed care programs, but are generally responsible for exclusions, deductibles and coinsurance features of their coverages. Due to rising healthcare costs, many payers have increased the number of excluded services and the levels of deductibles and coinsurance resulting in a higher portion of the contracted rate due from the individual patients. Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private managed care plans.

        Volumes by Payer

        During the three months ended September 30, 2009, we experienced a 0.9% decrease in discharges and a 2.1% increase in hospital adjusted discharges, respectively, compared to the prior year period. The following table provides details of discharges by payer for the three months ended September 30, 2008 and 2009.

	Three months ended September 30,

	2008		2009

Medicare	11,245	26.6%	11,103	26.5%
Medicaid	4,524	10.7%	3,592	8.6%
Managed Medicare	6,394	15.1%	6,680	15.9%
Managed Medicaid	5,833	13.8%	6,419	15.3%
Managed care	12,731	30.1%	11,642	27.8%
Self pay	1,406	3.3%	2,258	5.4%
Other	148	0.4%	189	0.5%

Total	42,281	100.0%	41,883	100.0%

        Payer Reimbursement Trends

        In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge was $8,078 and $8,159 for the quarters ended September 30, 2008 and 2009, respectively. This small increase relative to prior periods was primarily due to the uninsured discount policy that we implemented in our Chicago hospitals on April 1, 2009 and in our Phoenix and San Antonio hospitals on July 1, 2009. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing for those patients with no insurance coverage who do not qualify for charity care under our guidelines. We recorded $61.0 million of uninsured discount revenue deductions during the current year quarter, $36.4 million of which would have otherwise been included in net patient revenues and subjected to our allowance for doubtful accounts policy had we not implemented our uninsured discount policy at these hospitals. We also experienced adverse payer mix shifts during the current year quarter. Combined discharges for uninsured patients and those covered under Medicaid or managed Medicaid programs increased by 506, while combined discharges for patients with traditional Medicare or managed care coverage decreased by 1,231 during the current year quarter compared to the prior year quarter.

        Impact of Current Economic Environment

        We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. The current weakened economic environment has negatively impacted many industries. While many healthcare services are considered non-discretionary in nature, certain services including elective procedures and other non-emergent services may be deferred or canceled by patients when they are suffering personal financial hardship or have a negative outlook on the general economy. Increases in unemployment often result in a higher number of uninsured patients, and employer cost reduction programs may result in a higher level of co-pays and deductible limits for patients.  Governmental payers and managed care payers may reduce reimbursement paid to hospitals and other healthcare providers to address budget shortfalls or enrollment declines. We are unable to determine the specific impact of the weakened economic environment to our results of operations or cash flows.  However, we believe these economic conditions have negatively impacted our volumes and payer mix during the current year quarter to some degree. We expect our volumes to improve more significantly over the long-term as a result of our quality of care and service expansion initiatives and other market-specific strategies, especially as more individuals in the markets we serve reach ages where hospital services become more prevalent. However, we have no way to estimate when the economy may improve or when we will realize the benefits of our long-term strategies.

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

September 30, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.8%	0.6%	0.3%	16.7%
Medicaid	7.1%	1.1%	1.2%	9.4%
Managed Medicare	8.9%	0.4%	0.5%	9.8%
Managed Medicaid	7.3%	0.4%	0.4%	8.1%
Managed Care	26.5%	2.5%	1.7%	30.7%
Self-Pay(1)	9.5%	7.2%	0.9%	17.6%
Self-Pay after primary(2)	1.8%	2.3%	1.2%	5.3%
Other	1.6%	0.5%	0.3%	2.4%

Total	78.5%	15.0%	6.5%	100.0%

June 30, 2009	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.6%	0.3%	0.3%	16.2%
Medicaid	6.7%	0.9%	1.0%	8.6%
Managed Medicare	10.0%	0.5%	0.3%	10.8%
Managed Medicaid	7.1%	0.5%	0.5%	8.1%
Managed Care	25.1%	2.3%	1.5%	28.9%
Self-Pay(1)	9.7%	8.1%	0.8%	18.6%
Self-Pay after primary(2)	2.1%	2.9%	0.9%	5.9%
Other	1.8%	0.6%	0.5%	2.9%

Total	78.1%	16.1%	5.8%	100.0%

September 30, 2009	0-90 days	91-180 days	Over 180 days	Total

Medicare	17.7%	0.4%	0.4%	18.5%
Medicaid	5.2%	1.0%	1.0%	7.2%
Managed Medicare	11.9%	0.3%	0.5%	12.7%
Managed Medicaid	8.3%	0.6%	0.4%	9.3%
Managed Care	27.1%	1.8%	1.5%	30.4%
Self-Pay(1)	8.9%	3.9%	0.5%	13.3%
Self-Pay after primary(2)	2.0%	2.7%	0.8%	5.5%
Other	2.1%	0.5%	0.5%	3.1%

Total	83.2%	11.2%	5.6%	100.0%

____________________
(1)  Includes uninsured patient accounts only.
(2)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

        Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 96.5% and 91.9% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2009 and September 30, 2009, respectively.

The period over period decrease is due to the implementation of our uninsured discount policy at our Phoenix and San Antonio hospitals effective July 1, 2009.

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

        Governmental and Managed Care Payer Reimbursement

        Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current weakened economic environment has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers.  Further, the tightened credit markets have complicated the states’ efforts to issue additional bonds to raise cash. During the quarter ended September 30, 2009, Medicaid and managed Medicaid programs accounted for approximately 18% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the quarter ended September 30, 2009, we recognized approximately 35% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.

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

        Premium Revenues

        We recognize premium revenues from our three health plans, PHP, AAHP and MHP. PHP’s membership increased to approximately 192,800 at September 30, 2009 compared to approximately 106,600 at September 30, 2008 primarily due to its new contract with Arizona Health Care Cost Containment System (“AHCCCS”) that went into effect on October 1, 2008, as discussed below. Premium revenues from these three plans increased $83.6 million or 69.3% during the quarter ended September 30, 2009 compared to the prior year quarter.

        In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract covers the three counties covered under the previous contract (Gila, Maricopa and Pinal) plus an additional six Arizona counties (Apache, Coconino, Mohave, Navajo, Pima and Yavapai). The new contract utilizes a national episodic/diagnostic risk adjustment factor for non-reconciled enrollee risk groups, which AHCCCS applied retroactively to October 1, 2008, that was not part of PHP’s previous AHCCCS contract. Our financial statements include an estimated reserve for the impact of this risk adjustment factor based upon the most recent information provided by AHCCCS. In response to the State of Arizona’s  budget crisis and continued concerns about economic indicators during its 2010 fiscal year, AHCCCS has made certain changes to its current contract with PHP that negatively impact PHP’s current and future revenues.  AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows including reimbursement rate cuts, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including cancelling PHP’s contract.

Critical Accounting Policies

        Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of its estimates and assumptions. We consider the following accounting policies to be critical because they involve highly subjective and complex assumptions, are subject to greater fluctuation and are the most critical to our operating performance.

•	Revenues and revenue deductions
•	Allowance for doubtful accounts and provision for doubtful accounts
•	Insurance reserves
•	Health plan claims reserves
•	Income taxes
•	Long-lived assets and goodwill

        There have been no changes in the nature or application of our critical accounting policies during the three months ended September 30, 2009 when compared to those described in our 10-K for the fiscal year ended June 30, 2009, except those described below.

        Revenues and Revenue Deductions

        Effective for service dates on or after July 1, 2009, we implemented a new uninsured discount policy for those patients receiving services in our Phoenix and San Antonio hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. We implemented this same policy for our Chicago hospitals on April 1, 2009. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. These discounts were approximately $61.0 million for the quarter ended September 30, 2009.

        Allowance for Doubtful Accounts and Provision for Doubtful Accounts

        We estimate our allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to discharge date plus percentages of uninsured accounts and self-pay after primary accounts less than 365 days old. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes duringthe previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. We adjust the standard percentages in our allowance for doubtful accounts reserve policy as necessary given changes in trends from these analyses. We most recently adjusted this reserve policy when we implemented our uninsured discount policy in our Phoenix and San Antonio hospitals on July 1, 2009 and in our Illinois hospitals on April 1, 2009. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows.

        Prior to the implementation of our new uninsured discount policy, we classified accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and recorded a contractual allowance for these accounts based upon the average Medicaid reimbursement rate for that specific state until qualification was confirmed at which time the account was netted in the aging. In the event an account did not successfully qualify for Medicaid coverage and did not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remained a revenue deduction (similar to a self-pay discount), and the remaining net account balance was reclassified to uninsured status and subjected to our allowance for doubtful accounts policy. If accounts did not qualify for Medicaid coverage but did qualify as charity care, the contractual adjustments were reversed and the gross account balances was recorded as charity deductions.

        Upon the implementation of our new uninsured discount policy in our Phoenix, San Antonio and Illinois hospitals, all uninsured accounts (including those pending Medicaid qualification) that do not qualify for charity care receive the standard uninsured discount. The balance of these accounts is subject to our allowance for doubtful accounts policy. For those accounts that subsequently qualify for Medicaid coverage, the uninsured discount is reversed and the account is reclassified to Medicaid accounts receivable with the appropriate contractual discount applied. Thus, the contractual allowance for Medicaid pending accounts is no longer necessary for those accounts subject to the uninsured discount policy.

        Long-Lived Assets and Goodwill

        Both long-lived assets, including property, plant and equipment and amortizable intangible assets, and goodwill comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist as set forth in ASC 360-10. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value.

        We review goodwill for impairment annually during our fourth fiscal quarter or more frequently if certain impairment indicators arise under the provisions of ASC 350-20. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.

        Our Chicago hospitals have recently experienced environmental factors that have negatively impacted their results of operations and cash flows. These factors include payer mix shifts resulting from demographic changes and local economic conditions in the communities served by these hospitals and increased cost pressures including intense competition for physician resources and professional and general liability exposures.  While various initiatives had stabilized the impact of these environmental factors in previous quarters, these trends and their impact on the operating performance of the Chicago hospitals have worsened during the current quarter. We continue to monitor these trends but have no information to suggest that these trends are temporary in nature. We are not sure when, or if, the operating performance of these hospitals will return to previous levels. These trends have cast doubt about whether previously projected cash flows will be achieved. If these trends continue, we will revise our projected cash flows and obtain appraisal information that will enable us to determine if all or a portion of the $43.0 million of outstanding goodwill or any portion of other long-lived assets for these hospitals is impaired.

Selected Operating Statistics

        The following table sets forth certain operating statistics for each of the periods presented.

	(Unaudited) Quarter ended September 30,

	2008	2009

Number of hospitals at end of period	15	15
Number of licensed beds at end of period	4,131	4,135
Discharges (a)	42,281	41,883
Adjusted discharges - hospitals (a)	68,669	70,126
Adjusted discharges (a)	72,324	74,247
Net revenue per adjusted discharge - hospitals (a)	$8,276	$8,235
Net revenue per adjusted discharge (a)	$8,078	$8,159
Patient days (a)	178,114	171,966
Average length of stay (days) (a)	4.21	4.11
Inpatient surgeries (a)	9,478	9,508
Outpatient surgeries (a)	18,900	19,317
Emergency room visits (a)	147,182	154,909
Occupancy rate (a)	46.7%	45.2%
Member lives (a)	151,300	234,600
Health plan claims expense percentage (a)	72.1%	78.8%

____________________
(a)   The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2009 10-K.

Results of Operations

        The following table presents summaries of our operating results for the quarters ended September 30, 2008 and 2009.

	(Unaudited) Quarter ended September 30,

	2008 (as adjusted)		2009

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$598.3	83.2%	$619.1	75.2%
Premium revenues	120.7	16.8%	204.3	24.8%

Total revenues	719.0	100.0%	823.4	100.0%

Salaries and benefits (includes stock compensation of $1.4 and $1.9, respectively)	292.6	40.7%	314.4	38.2%
Health plan claims expense	87.0	12.1%	161.0	19.6%
Supplies	111.8	15.5%	111.0	13.5%
Provision for doubtful accounts	54.6	7.6%	37.2	4.5%
Other operating expenses	111.2	15.5%	133.0	16.2%
Depreciation and amortization	32.3	4.5%	34.0	4.1%
Interest, net	28.7	4.0%	27.2	3.3%
Other	(0.2)	0.0%	1.1	0.1%

Income from continuing operations before income taxes	1.0	0.1%	4.5	0.5%
Income tax expense	0.2	0.0%	1.9	0.2%

Income from continuing operations	0.8	0.1%	2.6	0.4%
Income (loss) from discontinued operations, net of taxes	1.0	0.1%	(0.2)	(0.1)%

Net income	1.8	0.2%	2.4	0.3%
Less: Net income attributable to non-controlling interests	(0.9)	(0.1)%	(0.9)	(0.1)%

Net income attributable to Vanguard Health Systems, Inc. stockholders	$0.9	0.1%	$1.5	0.2%

Quarter ended September 30, 2009 compared to Quarter ended September 30, 2008

        Revenues.  Total revenues increased $104.4 million or 14.5% during the quarter ended September 30, 2009 compared to the prior year quarter primarily due to a significant increase in health plan premium revenues as a result of increased PHP enrollment. Average enrollment at PHP was 186,129 during the quarter ended September 30, 2009, an increase of 76.9% compared to the prior year quarter. The new AHCCCS contract that went into effect on October 1, 2008 included six new counties that PHP had not previously served. Also, worsened economic conditions in Arizona since the prior year quarter resulted in more individuals becoming eligible for AHCCCS coverage. Per member per month reimbursement for PHP also increased quarter over quarter as a result of an AHCCCS rate increase effective October 1, 2008. Enrollment in our other two health plans remained relatively flat quarter over quarter.

        Patient service revenues increased $20.8 million or 3.5% during the quarter ended September 30, 2009 compared to the prior year quarter. Adjusted discharges increased 2.7%, total surgeries increased 1.6% and emergency room visits increased 5.2% during the current year quarter compared to the prior year quarter, respectively. Net revenue per adjusted discharge increased 1.0% during the current year quarter compared to the prior year quarter. This small increase relative to previous periods was primarily due to the implementation of our uninsured discount policies in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. During the current year quarter, we recognized $61.0 million of uninsured discount revenue deductions, most of which would have otherwise been included in revenues and subjected to our allowance for doubtful accounts policy had the uninsured discount policy not been implemented at these hospitals. We continue to face volume and pricing pressures as a result of continuing economic weakness in the communities our hospitals serve, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.

        We continue to implement multiple initiatives to transform our company’s operations to prepare for the future changes we expect to occur in the healthcare industry. This transformation process is built upon providing ideal experiences for our patients and their families through clinical excellence, alignment of nursing and physician interests to provide coordination of care and improving healthcare delivery efficiencies that will provide quality outcomes without overutilization of resources. The success of these initiatives will determine our ability to increase revenues from our existing operations and to increase revenues through acquisitions of other hospitals.

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $818.9 million or 99.5% of total revenues during the current year quarter, compared to 99.9% during the prior year quarter. Salaries and benefits, supplies, medical claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 38.2% during the current year quarter from 40.7% during the prior year quarter. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower percentage of salaries and benefits than acute care services, during the current year quarter compared to the prior year quarter. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 48.6% during the current year quarter compared to 47.0% during the prior year quarter. This increase was primarily due to the impact to patient service revenues of our uninsured discount policy previously discussed. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that will require additional human resources in the short-term. As of September 30, 2009, we had approximately 19,400 full-time and part-time employees compared to approximately 18,900 as of September 30, 2008. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives.

•

Supplies. Supplies as a percentage of patient service revenues decreased to 17.9% during the current year quarter compared to 18.7% during the prior year quarter. Although the acuity of our services provided increased during the current year quarter compared to the prior year quarter, we were successful in achieving continued supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management. Our ability to reduce this ratio in future periods may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

•

Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 78.8% during the current year quarter compared to 72.1% during the prior year quarter. The new PHP contract resulted in a significant change in the mix of our AHCCCS enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payments rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties previously served by PHP. AHCCCS also implemented certain other changes as part of the new contract, including the introduction of a national episodic risk adjustment factor payment methodology for certain enrollees, which negatively impacted this ratio. In addition, the increased PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding medical claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $10.6 million, or 6.2% of gross health plan medical claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 6.0% during the current year quarter from 9.1% during the prior year quarter. Substantially all of this decrease related to the uninsured discount policy and Medicaid pending policy changes previously discussed. The net impact of these policy changes resulted in the recognition of a significant amount of uninsured revenue deductions that would have otherwise been reflected in the provision for doubtful accounts absent these changes. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of patient service revenues (prior to these revenue deductions) was 12.8% and 17.2% for the prior year and current year quarters, respectively. The uninsured discount and Medicaid pending policy changes resulted in an approximate 510 basis point increase in this ratio during the current year quarter.

        Other operating expenses. Other operating expenses as a percentage of total revenues increased to 16.2% during the current year quarter compared to 15.5% during the prior year period. This increase was primarily attributable to the net impact to patient service revenues of our uninsured discount and Medicaid pending policy changes previously discussed. Insurance expense increased $9.0 million during the current year quarter primarily due to adverse professional and general liability claims development related to prior fiscal years, while medical specialist fees associated with physician coverage at our hospitals increased $4.4 million during the current year quarter and non-income taxes increased $3.4 million during the current year quarter as a result of the Illinois Provider Tax Assessment (“PTA”) program that went into effect during our third quarter of fiscal 2009.

        Income taxes.  Our effective tax rate was approximately 42.4% during the current year quarter. Income taxes during the prior year quarter were not significant.

        Net income attributable to Vanguard stockholders.  Net income attributable to Vanguard stockholders increased by $0.6 million during the current year quarter compared to the prior year quarter primarily due to improved operating results from continuing operations.

Liquidity and Capital Resources

        Operating Activities

        At September 30, 2009, we had working capital of $261.5 million, including cash and cash equivalents of $389.3 million.  Working capital at June 30, 2009 was $251.6 million. Cash provided by operating activities increased $54.9 million during the quarter ended September 30, 2009 compared to the prior year quarter.  The increase in operating cash flows was primarily due to the impact of the significant enrollee growth at PHP on capitation payments received from AHCCCS and the timing of claims payments made for new members and the timing of payments of items included in accounts payable.  Net accounts receivable days was 45 days at September 30, 2009, unchanged from June 30, 2009, and was 51 days at September 30, 2008.

        Investing Activities

        Cash used in investing activities increased from $13.2 million during the prior year quarter to $35.1 million during the current year quarter, primarily as a result of a $16.2 million increase in capital expenditures during the current year quarter compared to the prior year quarter.

        We anticipate spending a total of $180.0 million to $200.0 million in capital expenditures during fiscal 2010, including the $33.8 million already spent through September 30, 2009. This estimated range includes $71.0 million of replacement, regulatory or maintenance capital and $129.0 million of combined information technology upgrades and other discretionary initiatives. We could choose to defer or cancel most of the information technology and discretionary capital projects included in our fiscal year 2010 capital expenditures estimate should we need to conserve cash, avoid debt covenant violations or for other reasons. Any decision to defer or cancel such capital projects, while providing some short-term benefits, could have negative long-term implications to our operating results and cash flows.

        We expect to fund our fiscal 2010 capital expenditures with cash on hand and cash flows from operations. We also have $219.8 million available under our revolving credit facility as of September 30, 2009. We believe our current capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives and growth strategies.

        Financing Activities

        Cash flows used in financing activities increased by $2.8 million during the current year quarter compared to the prior year quarter. As of September 30, 2009, we had outstanding $1,555.4 million in aggregate indebtedness. Our liquidity requirements are significant, primarily due to debt service requirements. The 9.0% Notes require semi-annual interest payments until their maturity in September 2014. The indenture related to the 9.0% Notes contains a customary restricted payments covenant that restricts certain of our cash payments, including repurchase or redemption prior to maturity of the 11.25% Notes. This covenant restriction does not apply to cash interest payments for the 11.25% Notes. However, at June 30, 2009, we would have been able to expend up to approximately $143.0 million free of any such restrictions pursuant to the general restricted payment basket provisions set forth in this covenant. Through October 1, 2009, our interest expense on the 11.25% Notes consists solely of non-cash accretions of principal. Commencing April 1, 2010 through the maturity of the 11.25% Notes in September 2015, we will make semi-annual cash interest payments under the 11.25% Notes.

        Our $764.5 million outstanding term loan borrowings bear interest at a rate equal to, at our option, a base rate plus 1.25% per annum or LIBOR plus 2.25% per annum and mature in September 2011. However, $450.0 million of our term loan borrowings are subject to a fixed interest rate under the terms of an interest rate swap agreement that expires March 31, 2010. We make quarterly principal payments on our outstanding term loan borrowings equal to one-fourth of one percent. As of September 30, 2009 we had $219.8 million available to us under our revolving credit facility, net of outstanding letters of credit. Any borrowings under our revolving credit facility, which matures in September 2010, would currently bear interest at a rate equal to, at our option, a base rate plus 1.0% per annum or LIBOR plus 2.0% per annum. These rates are subject to increase by up to 0.50% per annum should our leverage ratio exceed certain designated levels. We are required to pay a commitment fee to the lenders under the revolving credit facility in respect of the unutilized commitments thereunder at a rate equal to 0.50% per annum. We also pay customary letter of credit fees.

        Debt Covenants

        Our term loan facility and revolving credit facility contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 9.0% Notes and 11.25% Notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, enter into sale and leaseback transactions, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the 9.0% Notes and 11.25% Notes, change the business conducted by our subsidiaries and enter into certain hedging agreements. In addition, the senior credit facilities require us to maintain the following financial covenants: a maximum total leverage ratio, a maximum senior leverage ratio, a minimum interest coverage ratio and a maximum capital expenditures limitation. As of September 30, 2009, our capital expenditures, as defined in the senior secured credit agreement, were below the maximum covenant amount, and we were in compliance with the other debt covenant ratios as defined in our senior secured credit agreement, as follows.

	Debt Covenant Ratio	Actual Ratio

Interest coverage ratio requirement	2.00x	3.71x
Total leverage ratio limit	4.50x	3.02x
Senior leverage ratio limit	3.50x	1.16x

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

        Our $250.0 million revolving credit facility expires in September 2010, and we are not sure if we will be able to replace the revolving credit facility with favorable terms at such time given the current instability in the capital and credit markets and with the current uncertainty of when or whether more historical credit market liquidity conditions will return to the revolving credit market. Additionally, our financial position and cash flows could be materially adversely impacted should we be unable to access the current amounts available under our revolving credit facility due to default by one or more of the lenders. Our $764.5 million term debt under our term loan facility matures in September 2011. Our ability to refinance or obtain funds to repay this term debt could also be compromised if the current capital and credit markets do not improve.

        We had $389.3 million of cash and cash equivalents as of September 30, 2009. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

        At September 30, 2009, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $26.3 million as of September 30, 2009.

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

Obligations and Commitments

        The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of September 30, 2009.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$92.1	$933.1	$152.1	$853.3	$2,030.6
Operating leases (2)	29.9	47.8	31.2	39.4	148.3
Purchase obligations (2)	39.9	–	–	–	39.9
Health plan claims payable (3)	130.1	–	–	–	130.1
Estimated self-insurance liabilities (4)	49.2	41.5	24.5	14.0	129.2

Subtotal	$341.2	$1,022.4	$207.8	$906.7	$2,478.1

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$19.7	$0.5	$–	$–	$20.2
Guarantees of surety bonds (6)	50.0	–	–	–	50.0
Letters of credit (7)	–	30.2	–	–	30.2
Physician commitments (8)	4.6	–	–	–	4.6
Estimated net liability for uncertain tax positions (9)	3.3	–	–	–	3.3

Subtotal	$77.6	$30.7	$–	$–	$108.3

Total obligations and commitments	$418.8	$1,053.1	$207.8	$906.7	$2,586.4

____________________
(1)	Includes both principal and interest portions of outstanding debt. The interest portion of our debt assumes an approximate 8.0% rate over the remaining term of the debt.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our condensed consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

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

(8)

Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees, ASC 460-10, and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future tax liabilities determined under the guidance of accounting for income taxes, ASC 740-10.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2009, we had in place $1,014.5 million of senior credit facilities bearing interest at variable rates (prior to consideration of the interest rate swap agreement) at specified margins above either the agent bank’s alternate base rate or its LIBOR rate. The senior credit facilities consist of $764.5 million in term loans maturing in September 2011 and a $250.0 million revolving credit facility maturing in September 2010 (of which $30.2 million of capacity was utilized by outstanding letters of credit as of September 30, 2009). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. The variable interest rate risk is partially mitigated by the interest rate swap, as discussed below. As of September 30, 2009, the estimated fair values of our term loan payable under Vanguard’s credit facility, our 9.0% senior subordinated notes and our 11.25% senior discount notes were approximately $742.5 million, $586.5 million and $225.5 million, respectively.

        Our $250.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 1.00%-1.50% per annum or the LIBOR rate plus a margin ranging from 2.00%-2.50% per annum, in each case dependent upon our leverage ratio. Our revolving credit facility matures in September 2010. Our $764.5 million in outstanding term loans bear interest at the alternate base rate plus a margin of 1.25% per annum or the LIBOR rate plus a margin of 2.25% per annum and mature in September 2011.  The interest rate related to the unhedged term loans was approximately 2.5% as of September 30, 2009.

        We are subject to an amended interest rate swap agreement under which we will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. We determined that the hedge ineffectiveness of this amended interest rate swap agreement was not significant as of September 30, 2009. The fair value of the amended interest rate swap as of September 30, 2009 was a liability for us of approximately $5.2 million ($3.2 million, net of taxes). We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

        At September 30, 2009, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheets. The par value of the ARS was $26.3 million as of September 30, 2009.   We recorded a realized loss on the ARS of $0.6 million and temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all $26.3 million par value ARS during our fiscal year ended June 30, 2009. The temporary impairments related to the ARS are included in accumulated other comprehensive loss on our condensed consolidated balance sheet as of September 30, 2009.

        Our ARS were rated “AAA” by one or more major credit rating agencies at September 30, 2009 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.

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

        Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during our fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of stockholders during our first fiscal quarter ended September 30, 2009, except that the holders of 100% of our outstanding common stock approved Amendment 7 to our 2004 Stock Incentive Plan pursuant to a written consent dated August 18, 2009. This Amendment increased the total number of our shares which may be issued under the Plan from 105,611 to 145,611.

Item 6.    Exhibits.

        The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     November 10, 2009                                                                             VANGUARD HEALTH SYSTEMS, INC.

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

10.1

Contract Amendment Number 6, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.2

Contract Amendment Number 7, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.3

Contract Amendment Number 8, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.4

Contract Amendment Number 9, executed on October 13, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

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