Form 10-Q
period 2009-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2010-02-09
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

          There were 749,104 shares of common stock outstanding as of February 2, 2010 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	December 31, 2009

ASSETS	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$308.2	$358.0
Restricted cash	1.9	21.9
Accounts receivable, net of allowance for doubtful accounts of approximately $121.5 and $69.9 at June 30, 2009 and December 31, 2009, respectively	275.3	288.6
Inventories	48.3	50.1
Deferred tax assets	29.6	13.2
Prepaid expenses and other current assets	68.4	61.4

Total current assets	731.7	793.2
Property, plant and equipment, net of accumulated depreciation	1,174.1	1,164.3
Goodwill	692.1	649.1
Intangible assets, net of accumulated amortization	54.6	50.6
Deferred tax assets, noncurrent	38.0	60.7
Investments in auction rate securities	21.6	21.6
Other assets	19.0	20.1

Total assets	$2,731.1	$2,759.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.9	$148.5
Accrued salaries and benefits	133.9	121.5
Accrued health plan claims	117.6	136.0
Accrued interest	13.2	19.2
Other accrued expenses and current liabilities	79.5	79.1
Current maturities of long-term debt	8.0	8.0

Total current liabilities	480.1	512.3
Professional and general liability and workers compensation reserves	76.7	83.0
Other liabilities	34.9	36.6
Long-term debt, less current maturities	1,543.6	1,545.6
Commitments and contingencies
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock; $.01 par value, 1,000,000 shares authorized, 749,550 shares issued and outstanding at June 30, 2009 and December 31, 2009	–	–
Additional paid-in capital	651.3	654.2
Accumulated other comprehensive loss	(6.8)	(4.1)
Retained deficit	(56.7)	(75.9)

Total Vanguard Health Systems, Inc. stockholders’ equity	587.8	574.2
Non-controlling interests	8.0	7.9

Total equity	595.8	582.1

Total liabilities and equity	$2,731.1	$2,759.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,

	2008 (as adjusted, See Note 2)	2009	2008 (as adjusted, See Note 2)	2009

	(In millions)

Patient service revenues	$614.4	$631.3	$1,212.7	$1,250.4
Premium revenues	178.2	212.3	298.9	416.6

Total revenues	792.6	843.6	1,511.6	1,667.0

Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.8, $1.0, $2.2 and $2.9, respectively)	302.7	324.5	595.3	638.9
Health plan claims expense	140.7	170.8	227.7	331.8
Supplies	112.8	114.8	224.6	225.8
Provision for doubtful accounts	48.3	35.0	102.9	72.2
Purchased services	40.3	44.7	81.7	92.3
Non-income taxes	10.9	10.7	19.0	24.9
Rents and leases	10.3	11.2	21.5	22.3
Other operating expenses	48.9	49.1	99.4	109.2
Depreciation and amortization	32.1	34.3	64.4	68.3
Interest, net	28.6	27.5	57.3	54.7
Impairment loss	–	43.1	–	43.1
Other	1.0	1.5	0.8	2.6

Income (loss) from continuing operations before income taxes	16.0	(23.6)	17.0	(19.1)
Income tax benefit (expense)	(5.1)	3.6	(5.3)	1.7

Income (loss) from continuing operations	10.9	(20.0)	11.7	(17.4)
Income (loss) from discontinued operations, net of taxes	(0.1)	0.1	0.9	(0.1)

Net income (loss)	10.8	(19.9)	12.6	(17.5)
Less: Net income attributable to non-controlling interests	(0.7)	(0.8)	(1.6)	(1.7)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$10.1	$(20.7)	$11.0	$(19.2)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$10.2	$(20.8)	$10.1	$(19.1)
Income (loss) from discontinued operations, net of taxes	(0.1)	0.1	0.9	(0.1)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$10.1	$(20.7)	$11.0	$(19.2)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six months ended December 31, 2009
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non- Controlling Interests	Total Equity

	Shares	Amount

	(In millions, except share amounts)

Balance at June 30, 2009	749,550	$–	$651.3	$(6.8)	$(56.7)	$8.0	$595.8
Stock compensation (non-cash)	–	–	2.9	–	–	–	2.9
Distributions paid to non-controlling interests	–	–	–	–	–	(1.8)	(1.8)
Comprehensive income (loss):
Change in fair value of interest rate swap (net of tax effect)	–	–	–	2.7	–	–	2.7
Net income (loss)	–	–	–	–	(19.2)	1.7	(17.5)

Total comprehensive income (loss)				2.7	(19.2)	1.7	(14.8)

Balance at December 31, 2009	749,550	$–	$654.2	$(4.1)	$(75.9)	$7.9	$582.1

See accompanying notes

.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31, 2008 (as adjusted, See Note 2)	Six months ended December 31, 2009

	(In millions)
Operating activities:
Net income (loss)	$12.6	$(17.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations, net of taxes	(0.9)	0.1
Depreciation and amortization	64.4	68.3
Provision for doubtful accounts	102.9	72.2
Deferred income taxes	1.6	(7.7)
Amortization of loan costs	2.6	2.9
Accretion of principal on senior discount notes	10.6	5.8
Loss (gain) on sale of assets	(2.1)	0.4
Stock compensation	2.2	2.9
Non-cash realized holding loss on investments	0.6	–
Impairment loss	–	43.1
Changes in operating assets and liabilities:
Accounts receivable	(103.6)	(85.5)
Inventories	(1.3)	(1.8)
Prepaid expenses and other current assets	2.1	5.2
Accounts payable	4.4	20.6
Accrued expenses and other liabilities	57.2	40.7

Net cash provided by operating activities – continuing operations	153.3	149.7
Net cash provided by (used in) operating activities – discontinued operations	0.9	(0.1)

Net cash provided by operating activities	154.2	149.6

Investing activities:
Capital expenditures	(54.7)	(68.4)
Acquisitions	(3.6)	(1.5)
Proceeds from asset dispositions	4.0	1.4
Increase in restricted cash	–	(20.0)
Other	(0.3)	(0.3)

Net cash used in investing activities	(54.6)	(88.8)

Financing activities:
Payments of long-term debt	(3.9)	(3.8)
Payments related to derivative instrument with financing element	–	(5.4)
Distributions paid to non-controlling interests	(2.7)	(1.8)

Net cash used in financing activities	(6.6)	(11.0)

Net increase in cash and cash equivalents	93.0	49.8
Cash and cash equivalents, beginning of period	141.6	308.2

Cash and cash equivalents, end of period	$234.6	$358.0

Net cash paid for interest	$45.1	$41.9

Net cash paid (received) for income taxes	$1.0	$(13.2)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009
(Unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

Business

        Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of December 31, 2009, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,135 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements.  Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $11.6 million, $17.1 million, $23.5 million and $33.9 million for the three and six months ended December 31, 2008 and 2009, respectively.

        During the first quarter of fiscal 2010, Vanguard implemented its new uninsured discount policy in its Phoenix and San Antonio hospitals. The new policy applies to patients receiving services in these hospitals who had no insurance coverage and who did not otherwise qualify for charity care under Vanguard’s guidelines. Under this policy, Vanguard applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. These discounts were approximately $51.9 million and $112.9 million for the three months and six months ended December 31, 2009.

        The unaudited condensed consolidated financial statements as of December 31, 2009 and for the three and six months ended December 31, 2008, as adjusted (see Note 2), and 2009 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2010. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2009 included in Vanguard’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010.

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

2.     ADOPTION OF NEW ACCOUNTING STANDARDS

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“ASC”) and modified the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. ASC was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This guidance became effective for Vanguard beginning in the first quarter for fiscal year ending June 30, 2010.

        Effective July 1, 2009, Vanguard adopted the transition guidance of accounting for non-controlling interests in consolidated financial statements.  The guidance establishes a single method of accounting for non-controlling interests in subsidiaries and requires non-controlling interests in a subsidiary to be reported as a component of equity in the consolidated balance sheet subject to the guidance for distinguishing liabilities from equity. The transition guidance also requires consolidated net income (loss) to include both the parent and non-controlling interest’s portion of the operating results of the subsidiary with separate disclosure on the income statement of the amounts attributable to the parent versus the non-controlling interest. The following describes the impact to Vanguard’s financial statements as of June 30, 2009 and December 31, 2009 and for the three and six months ended December 31, 2008 and 2009 related to the adoption of this guidance (Note, the presentation and disclosure requirements of the guidance discussed above were retrospectively applied in Vanguard’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010).

•

Vanguard reclassified its minority interests in equity of consolidated entities from the liabilities section of its balance sheets to equity. This reclassification was $8.0 million as of June 30, 2009. Vanguard has one non-controlling interest whose classification was included in mezzanine equity due to the existence of redemption features that are outside the control of Vanguard. However, the fair value of this non-controlling interest was zero (the maximum redemption value) as of June 30, 2009 and December 31, 2009.

•

Net income attributable to non-controlling interests is no longer deducted to arrive at net income (loss). Instead, net income (loss) is attributed to the controlling and non-controlling interests in the condensed consolidated statements of operations. Accordingly, net income increased by $0.7 million and $1.6 million for the three and six months ended December 31, 2008 compared to net income previously reported for those periods.

•

The payment of cash distributions to the entities holding the non-controlling interests are now reported as financing activities on the condensed consolidated statements of cash flows for the six months ended December 31, 2008 and 2009 instead of being included in operating activities. These cash distributions were $2.7 million and $1.8 million for the six months ended December 31, 2008 and 2009, respectively.

3.     RESTRICTED CASH

        The $21.9 million of restricted cash at December 31, 2009 is primarily comprised of $20.0 million in cash that Vanguard was required to deposit into an escrow account in Vanguard’s name as security for a litigation-related agreement. Vanguard made this deposit to stay the execution of the judgment pending appeal for a professional and general liability case. Under the terms of the escrow agreement, Vanguard is restricted from using the cash for any other purpose until this case is resolved.

4.     FAIR VALUE MEASUREMENTS

        Fair value is determined using assumptions that market participants would use to determine the price of the asset or liability as opposed to measurements determined based upon information specific to the entity holding those assets and liabilities. To determine those market participant assumptions, Vanguard considered the guidance for fair value measurements and disclosures, the hierarchy of inputs that the entity must consider including both independent market data inputs and the entity’s own assumptions about the market participant assumptions. This hierarchy is summarized as follows.

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

        Vanguard’s policy is to recognize transfers between levels as of the actual date of the event, or change in circumstances, that caused the transfer.

        The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of December 31, 2009, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investments in auction rate securities	$21.6	$–	$–	$21.6

Liabilities:
Interest rate swap liability	$2.6	$–	$2.6	$–

        There was no significant change in the fair value measurements using significant Level 3 unobservable inputs from June 30, 2009 to December 31, 2009.

        Auction Rate Securities

        At December 31, 2009, Vanguard held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying condensed consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the ARS was $26.3 million at December 31, 2009. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $21.6 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in the pertinent accounting guidance, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value recovering to par value.

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

        In March 2009, Vanguard and the counterparty executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. As a result of this amended swap agreement, Vanguard de-designated its existing cash flow hedge and re-designated the amended swap agreement as a hedge of the remaining interest payments associated with $450.0 million of Vanguard’s outstanding term debt. As the forecasted transactions (i.e. the future interest payments under Vanguard’s outstanding term debt) are still probable of occurring, Vanguard did not immediately recognize the AOCL balance related to the de-designated swap in earnings. Based on its assessment, Vanguard determined that this re-designated swap will be highly effective in offsetting the changes in cash flows related to the hedged risk. Upon the execution of the amended swap agreement, Vanguard measured hedge ineffectiveness by comparing the fair value of the original swap agreement to a new hypothetical derivative using the amended terms to determine if the underlying term debt has been overhedged. Vanguard determined that the hedge ineffectiveness was not significant as of December 31, 2009. The valuation of the amended interest rate swap is based upon a discounted cash flows analysis that reflects the term of the agreement and an observable market-based input, the 30-day LIBOR interest rate curve, which is observable at commonly quoted intervals for the full term of the swap. Vanguard also considered potential credit adjustment risks related to its own performance and the counterparty’s performance under the swap agreement. Management deemed the credit adjustment risks as Level 3 inputs. However, management determined that any potential credit adjustment risks were not significant and thus classified the entire interest rate swap valuation in Level 2 of the fair value hierarchy. Vanguard classified its $5.4 million of payments under the re-designated swap during the six months ended December 31, 2009 as financing activities in its condensed consolidated statement of cash flows due to the significant financing element present at the inception of the re-designated swap.

        The following tables provide information regarding the valuation and presentation of assets, liabilities and expenses related to this interest rate swap for the respective periods (in millions).

	June 30, 2009		December 31, 2009

Interest rate swap contract:	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Gross valuation	Other accrued		Other accrued
	expenses and		expenses and
	current liabilities	$(6.9)	current liabilities	$(2.6)

Tax effect	Deferred tax		Deferred tax
	assets	2.6	assets	1.0

Net liability balance offset to AOCL		$(4.3)		$(1.6)

	Six months ended December 31, 2008			Six months ended December 31, 2009

	Amount of gain (loss) recognized in AOCL on derivative	Location of gain (loss) recognized on derivative- reclassified from AOCL	Amount of gain (loss) recognized on derivative - reclassified from AOCL	Amount of gain (loss) recognized in AOCL on derivative	Location of gain (loss) recognized on derivative- reclassified from AOCL	Amount of gain (loss) recognized on derivative - reclassified from AOCL

Interest rate swap contract, net of taxes	$(8.1)	Interest, net	$1.1	$2.7	Interest, net	$(5.4)

        The $1.6 million balance included in AOCL, net of taxes, is expected to be reclassified to net interest during the next fiscal quarter since the interest rate swap expires on March 31, 2010. See Note 15 for subsequent developments related to the interest rate swap agreement.

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

        Long-Term Debt

        The fair values of Vanguard’s 9.0% Notes, and 11.25% Notes and term loans payable under Vanguard’s credit facility as of December 31, 2009 were approximately $597.3 million, $227.9 million and $747.3 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

5.     STOCK-BASED COMPENSATION

        Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of December 31, 2009, the 2004 Option Plan, as amended, allows for the issuance of up to 145,611 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $3,000 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Option Plan. As of December 31, 2009, 116,167 options were outstanding under the 2004 Option Plan. Vanguard recognized compensation expense related to the 2004 Option Plan of $0.8 million, $1.0 million, $2.2 million and $2.9 million during the three and six months ended December 31, 2008 and 2009, respectively.

6.     INTANGIBLE ASSETS

        The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2009 and December 31, 2009 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2009	December 31 2009	June 30, 2009	December 31, 2009

Amortized intangible assets:
Deferred loan costs	$43.8	$43.8	$21.5	$24.4
Contracts	31.4	31.4	14.9	16.5
Physician income and other guarantees	27.2	28.5	18.3	21.9
Other	4.7	8.7	1.0	2.2

Subtotal	107.1	112.4	55.7	65.0
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$110.3	$115.6	$55.7	$65.0

        Amortization expense for contract-based intangibles and other intangible assets during the six months ended December 31, 2008 and 2009 was approximately $1.8 million and $2.8 million, respectively.

        Amortization of deferred loan costs of $2.6 million and $2.9 million during the six months ended December 31, 2008 and 2009, respectively, is included in net interest.  Amortization of physician income and other guarantees of $2.9 million and $3.6 million during the six months ended December 31, 2008 and 2009, respectively, is included in purchased services or other operating expenses.

7.     IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

        Vanguard’s two Chicago hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors in previous quarters, the operating results of the Chicago hospitals have not improved to the level anticipated. After having the opportunity to evaluate the operating results of the Chicago hospitals for the first six months of fiscal year 2010 and reassess the market trends and economic factors, Vanguard concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. Vanguard performed an interim goodwill impairment test and, based upon revised projected cash flows, market participant data and appraisal information, Vanguard determined that the $43.1 million remaining goodwill related to this reporting unit of Vanguard’s acute care services segment was impaired. Vanguard recorded a $43.1 million ($31.8 million, net of taxes) non-cash impairment loss in the condensed consolidated statement of operations for the quarter ended December 31, 2009.

8.     FINANCING ARRANGEMENTS

        A summary of Vanguard’s long-term debt at June 30, 2009 and December 31, 2009 follows (in millions).

	June 30, 2009	December 31, 2009

9.0% Senior Subordinated Notes	$575.0	$575.0
11.25% Senior Discount Notes	210.2	216.0
Term loans payable under credit facility	766.4	762.6

	1,551.6	1,553.6
Less: current maturities	(8.0)	(8.0)

	$1,543.6	$1,545.6

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

        On or after October 1, 2009, the Issuers may redeem all or part of the 9.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 9.0% Notes.  The initial redemption price for the 9.0% Notes beginning on October 1, 2009 and ending September 30, 2010 is equal to 104.50% of their principal amount, plus accrued and unpaid interest.  The redemption price declines each year after 2009 on October 1 of each such year.  The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012. See Note 15 for subsequent developments related to the 9.0% Notes.

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

        On or after October 1, 2009, the Discount Issuers may redeem all or a part of the 11.25% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 11.25% Notes. The initial redemption price for the 11.25% Notes beginning on October 1, 2009 and ending September 30, 2010 is equal to 105.625% of their principal amount, plus accrued and unpaid interest. The redemption price declines each year after 2009 on October 1 of each such year. The redemption price will be 100% of the principal amount, plus accrued and unpaid interest, beginning on October 1, 2012. See Note 15 for subsequent developments related to the 11.25% Notes.

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

        On September 26, 2005, the Co-borrowers refinanced and repriced all $795.7 million of the then outstanding term loans under the merger credit facilities by borrowing $795.7 million of replacement term loans that also mature on September 23, 2011 (the “2005 term loan facility”). In addition, upon the occurrence of certain events, the Co-borrowers may request an incremental term loan facility to be added to the 2005 term loan facility in an amount not to exceed $300.0 million in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. The revolving credit facility under the merger credit facilities did not change in connection with the term loan refinancing. As of December 31, 2009, $762.6 million of indebtedness was outstanding under the 2005 term loan facility. Vanguard’s remaining borrowing capacity under the revolving credit facility, net of letters of credit outstanding, was $219.8 million as of December 31, 2009.

        The 2005 term loan facility borrowings bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.25% per annum or a base rate plus 1.25% per annum. As discussed in Note 4, $450.0 million of the term loan facility borrowings are subject to a fixed interest rate of 4.8275% per annum under the terms of an interest rate swap agreement that expires on March 31, 2010. The interest rate applicable to the unhedged portion of Vanguard’s term loan facility borrowings was approximately 2.5% as of December 31, 2009. Borrowings under the revolving credit facility currently bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 2.0% per annum or a base rate plus 1.0% per annum, subject to an increase of up to 0.50% per annum should Vanguard’s leverage ratio increase over certain designated levels. Vanguard also pays a commitment fee to the lenders under the revolving credit facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. Vanguard makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2005 term loan facility and will continue to make such payments until maturity of the term debt.

        Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor. See Note 15 for subsequent developments related to the 2005 term loan facility and the $250.0 million revolving credit facility.

Interest Rate Swap Agreement

        In March 2009, Vanguard and Bank of America N.A. (“the counterparty”) executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard will make or receive net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775% (see Note 4). Given the turbulence in the credit markets and the attractive swap rates then available, Vanguard amended the swap agreement to hedge its cash flows related to a portion of the 2005 term loan facility against potential market fluctuations to the variable 30-day LIBOR interest rate. Vanguard will continue to make its normal quarterly interest payments under the 2005 term loan facility as described above. Vanguard deems the counterparty to be creditworthy.  As of June 30, 2009 and December 31, 2009, the estimated fair value of the interest rate swap was a liability for Vanguard of approximately $6.9 million ($4.3 million net of taxes of $2.6 million) and $2.6 million ($1.6 million net of taxes of $1.0 million), respectively. The swap liabilities are included in other accrued expenses and current liabilities and accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. The swap matures on March 31, 2010. See Note 15 for subsequent developments related to the interest rate swap agreement.

9.     INCOME TAXES

        Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Six months ended

	December 31, 2008	December 31, 2009
Current:
Federal	$2.5	$5.1
State	1.2	0.9

Total current	3.7	6.0

Deferred:
Federal	3.8	(8.0)
State	(7.5)	(1.6)

Total deferred	(3.7)	(9.6)
Change in valuation allowance	5.3	1.9

Total income tax expense (benefit)	$5.3	$(1.7)

        The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Six months ended

	December 31, 2008	December 31, 2009

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	(7.9)	5.4
Nondeductible expenses and other	6.4	(2.8)
Book income of consolidated partnerships attributable to noncontrolling interests	(3.2)	3.1
Nondeductible impairment loss	–	(21.9)
Change in valuation allowance	0.9	(9.9)

Effective income tax rate	31.2%	8.9%

        As of December 31, 2009, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $12.0 million and $558.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2030 to 2031 and 2010 to 2031, respectively.

        Vanguard’s U.S. federal income tax returns for tax years 2005 and subsequent years remain subject to examination by the Internal Revenue Service.

10.  COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity but are excluded from net income (loss). The following table presents the components of comprehensive income (loss), net of taxes, for the three and six month periods ended December 31, 2008 and 2009 (in millions).

	Three months ended December 31, 2008	Three months ended December 31, 2009	Six months ended December 31, 2008	Six months ended December 31, 2009

Net income (loss)	$10.8	$(19.9)	$12.6	$(17.5)
Change in fair value of interest rate swap	(11.9)	2.6	(13.1)	4.3
Change in unrealized holding losses on auction rate securities	(0.2)	–	(0.9)	–
Change in income tax (expense) benefit	4.5	(1.0)	5.0	(1.6)

Comprehensive income (loss)	$3.2	$(18.3)	$3.6	$(14.8)

        The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2009 and December 31, 2009 are as follows (in millions).

	June 30, 2009	December 31, 2009

Fair value of interest rate swap	$(6.9)	$(2.6)
Unrealized holding loss on investments in auction rate securities	(4.1)	(4.1)
Income tax benefit	4.2	2.6

Accumulated other comprehensive loss	$(6.8)	$(4.1)

11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2010, the FASB issued guidance requiring additional information to be disclosed principally in respect of Level 3 fair value measurements and transfers to and from Level 1 and Level 2 measurements. In addition, enhanced disclosures are required concerning inputs and valuation techniques used to determine Level 2 and Level 3 fair value measurements.  The new disclosures and clarifications of existing disclosures are effective for the quarter ending March 31, 2010, with the effective date for additional Level 3 related disclosures effective for periods beginning after December 15, 2010. Vanguard does not expect the adoption to significantly impact its financial position, results of operations, or cash flows.

        In September 2009, the FASB issued additional guidance concerning the manner in which fair value of liabilities should be determined. Previous guidance defined the fair value of a liability as the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. The new guidance amends these criteria by specifically addressing valuation techniques, liabilities traded as assets, and quoted prices in an active market. The new guidance was effective for Vanguard’s quarter ended December 31, 2009. Vanguard does not expect the adoption to significantly impact its financial position, results of operations or cash flows.

12.  SEGMENT INFORMATION

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

        The following tables provide unaudited condensed financial information by business segment for the three and six month periods ended December 31, 2008 and 2009, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended December 31, 2008				Three months ended December 31, 2009

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$614.4	$–	$–	$614.4	$631.3	$–	$–	$631.3
Premium revenues	–	178.2	–	178.2	–	212.3	–	212.3
Inter-segment revenues	7.8	–	(7.8)	–	10.4	–	(10.4)	–

Total revenues	622.2	178.2	(7.8)	792.6	641.7	212.3	(10.4)	843.6

Salaries and benefits (excludes stock compensation)	294.6	7.3	–	301.9	315.2	8.3	–	323.5
Health plan claims expense (1)	–	140.7	–	140.7	–	170.8	–	170.8
Supplies	112.7	0.1	–	112.8	114.7	0.1	–	114.8
Provision for doubtful accounts	48.3	–	–	48.3	35.0	–	–	35.0
Other operating expenses - external	101.0	9.4	–	110.4	107.7	8.0	–	115.7
Operating Expenses – inter-segment	–	7.8	(7.8)	–	–	10.4	(10.4)	–

Total operating expenses	556.6	165.3	(7.8)	714.1	572.6	197.6	(10.4)	759.8

Segment EBITDA (2)	65.6	12.9	–	78.5	69.1	14.7	–	83.8

Less:
Interest, net	28.9	(0.3)	–	28.6	27.6	(0.1)	–	27.5
Depreciation and amortization	31.1	1.0	–	32.1	33.1	1.2	–	34.3
Equity method income	(0.3)	–	–	(0.3)	(0.3)	–	–	(0.3)
Stock compensation	0.8	–	–	0.8	1.0	–	–	1.0
Impairment loss	–	–	–	–	43.1	–	–	43.1
Loss disposal of assets	–	–	–	–	0.4	–	–	0.4
Monitoring fees and expenses	1.3	–	–	1.3	1.4	–	–	1.4

Income (loss) from continuing operations before income taxes	$3.8	$12.2	$–	$16.0	$(37.2)	$13.6	$–	$(23.6)

Capital expenditures	$36.5	$0.6	$–	$37.1	$34.2	$0.4	$–	$34.6

	Six months ended December 31, 2008				Six months ended December 31, 2009

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$1,212.7	$–	$–	$1,212.7	$1,250.4	$–	$–	$1,250.4
Premium revenues	–	298.9	–	298.9	–	416.6	–	416.6
Inter-segment revenues	17.3	–	(17.3)	–	21.0	–	(21.0)	–

Total revenues	1,230.0	298.9	(17.3)	1,511.6	1,271.4	416.6	(21.0)	1,667.0

Salaries and benefits (excludes stock compensation)	578.6	14.5	–	593.1	619.2	16.8	–	636.0
Health plan claims expense (1)	–	227.7	–	227.7	–	331.8	–	331.8
Supplies	224.4	0.2	–	224.6	225.7	0.1	–	225.8
Provision for doubtful accounts	102.9	–	–	102.9	72.2	–	–	72.2
Other operating expenses - external	204.3	17.3	–	221.6	230.9	17.8	–	248.7
Operating Expenses – inter-segment	–	17.3	(17.3)	–	–	21.0	(21.0)	–

Total operating expenses	1,110.2	277.0	(17.3)	1,369.9	1,148.0	387.5	(21.0)	1,514.5

Segment EBITDA (2)	119.8	21.9	–	141.7	123.4	29.1	–	152.5

Less:
Interest, net	58.4	(1.1)	–	57.3	55.0	(0.3)	–	54.7
Depreciation and amortization	62.4	2.0	–	64.4	66.1	2.2	–	68.3
Equity method income	(0.3)	–	–	(0.3)	(0.5)	–	–	(0.5)
Stock compensation	2.2	–	–	2.2	2.9	–	–	2.9
Impairment loss	–	–	–	–	43.1	–	–	43.1
Loss (gain) on disposal of assets	(2.1)	–	–	(2.1)	0.4	–	–	0.4
Realized holding loss on investments	0.6	–	–	0.6	–	–	–	–
Monitoring fees and expenses	2.6	–	–	2.6	2.7	–	–	2.7

Income (loss) from continuing operations before income taxes	$(4.0)	$21.0	$–	$17.0	$(46.3)	$27.2	$–	$(19.1)

Capital expenditures	$53.8	$0.9	$–	$54.7	$68.0	$0.4	$–	$68.4

Segment assets	$2,492.8	$165.3	$–	$2,658.1	$2,559.9	$199.7	$–	$2,759.6

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses, debt extinguishment costs and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

13.  COMMITMENTS AND CONTINGENCIES

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

Capital Expenditure Commitments

        Vanguard currently has multiple capital projects underway including significant advanced clinical system upgrades.  As of December 31, 2009, Vanguard estimated its remaining commitments to complete capital projects in process to be approximately $21.5 million.

Insurance Risks

        Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. For professional and general liability claims incurred from June 1, 2002 to May 31, 2006, Vanguard’s wholly owned captive subsidiary insured its risks at a $10.0 million retention level. For claims incurred subsequent to May 31, 2006, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard’s captive subsidiary maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million. During the six months ended December 31, 2009, Vanguard increased its professional and general liability reserve by $8.0 million ($5.0 million, net of taxes) and reduced its workers compensation reserve by $3.5 ($2.2 million, net of taxes) million for changes in claims development related to prior years.

Patient Service Revenues

        Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income (loss) from continuing operations before income taxes by $0.3 million and $4.5 million for the three months ended December 31, 2008 and 2009 and by $3.9 million and $4.5 million for the six months ended December 31, 2008 and 2009, respectively. Vanguard recorded $22.9 million and $20.7 million of charity care deductions during the three months ended December 31, 2008 and 2009, respectively. Vanguard recorded $48.4 million and $43.2 million of charity care deductions during the six months ended December 31, 2008 and 2009, respectively.

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

Guarantees

        Physician Guarantees

        In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 36 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. Accounting for minimum revenue guarantees requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of December 31, 2009, Vanguard had a net intangible asset of $6.6 million and a remaining liability of $1.7 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees as of December 31, 2009 was approximately $3.6 million.

        Other Guarantees

        As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of December 31, 2009, Vanguard maintained this performance guarantee in the form of $50.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.

14.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
        NON-GUARANTOR SUBSIDIARIES

        Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee the 9.0% Notes on an unsecured senior subordinated basis. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee the 9.0% Notes in conformity with the provisions of the indenture governing the 9.0% Notes and do not guarantee Vanguard’s senior secured credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the 9.0% Notes, the issuers of the 11.25% Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2009 and December 31, 2009 and for the three and six months ended December 31, 2008 and 2009 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
December 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$257.0	$101.0	$–	$358.0
Restricted cash	–	–	–	20.2	1.7	–	21.9
Accounts receivable, net	–	–	–	268.5	20.1	–	288.6
Inventories	–	–	–	46.0	4.1	–	50.1
Prepaid expenses and other current assets	0.9	–	–	65.4	25.2	(16.9)	74.6

Total current assets	0.9	–	–	657.1	152.1	(16.9)	793.2

Property, plant and equipment, net	–	–	–	1,106.3	58.0	–	1,164.3
Goodwill	–	–	–	565.5	83.6	–	649.1
Intangible assets, net	–	16.7	2.8	14.1	17.0	–	50.6
Investments in consolidated subsidiaries	608.8	–	–	–	24.5	(633.3)	–
Investments in auction rate securities	–	–	–	–	21.6	–	21.6
Other assets	–	–	–	80.6	0.2	–	80.8

Total assets	$609.7	$16.7	$2.8	$2,423.6	$357.0	$(650.2)	$2,759.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$126.2	$22.3	$–	$148.5
Accrued expenses and other current liabilities	–	15.7	6.1	192.0	142.0	–	355.8
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	23.7	6.1	318.0	164.5	–	512.3

Other liabilities	–	–	–	74.8	61.7	(16.9)	119.6
Long-term debt, less current maturities	–	1,329.6	216.0	–	–	–	1,545.6
Intercompany	27.6	(760.4)	(120.8)	1,362.6	(138.5)	(370.5)	–
Equity	582.1	(576.2)	(98.5)	668.2	269.3	(262.8)	582.1

Total liabilities and equity	$609.7	$16.7	$2.8	$2,423.6	$357.0	$(650.2)	$2,759.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$579.6	$39.8	$(5.0)	$614.4
Premium revenues	–	–	–	14.9	163.3	–	178.2

Total revenues	–	–	–	594.5	203.1	(5.0)	792.6

Salaries and benefits	0.8	–	–	280.8	21.1	–	302.7
Health plan claims expense	–	–	–	8.7	137.0	(5.0)	140.7
Supplies	–	–	–	104.4	8.4	–	112.8
Provision for doubtful accounts	–	–	–	45.7	2.6	–	48.3
Purchased services	–	–	–	36.8	3.5	–	40.3
Other operating expenses	–	–	–	50.4	9.4	–	59.8
Rents and leases	–	–	–	9.0	1.3	–	10.3
Depreciation and amortization	–	–	–	28.5	3.6	–	32.1
Interest, net	–	24.5	5.5	(1.8)	0.4	–	28.6
Management fees	–	–	–	(3.5)	3.5	–	–
Other	–	–	–	1.0	–	–	1.0

Total costs and expenses	0.8	24.5	5.5	560.0	190.8	(5.0)	776.6

Income (loss) from continuing operations before income taxes	(0.8)	(24.5)	(5.5)	34.5	12.3	–	16.0
Income tax benefit (expense)	(5.1)	–	–	–	(2.5)	2.5	(5.1)
Equity in earnings of subsidiaries	16.0	–	–	–	–	(16.0)	–

Income (loss) from continuing operations	10.1	(24.5)	(5.5)	34.5	9.8	(13.5)	10.9
Income (loss) from discontinued operations, net of taxes	–	–	–	(0.4)	0.3	–	(0.1)

Net income (loss)	10.1	(24.5)	(5.5)	34.1	10.1	(13.5)	10.8
Less: Net income attributable to non- controlling interests	–	–	–	(0.7)	–	–	(0.7)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$10.1	$(24.5)	$(5.5)	$33.4	$10.1	$(13.5)	$10.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended December 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$592.8	$45.4	$(6.9)	$631.3
Premium revenues	–	–	–	15.2	204.9	(7.8)	212.3

Total revenues	–	–	–	608.0	250.3	(14.7)	843.6

Salaries and benefits	1.0	–	–	299.3	24.2	–	324.5
Health plan claims expense	–	–	–	8.2	169.5	(6.9)	170.8
Supplies	–	–	–	106.1	8.7	–	114.8
Provision for doubtful accounts	–	–	–	33.3	1.7	–	35.0
Purchased services	–	–	–	39.0	5.7	–	44.7
Other operating expenses	0.1	–	–	52.5	15.0	(7.8)	59.8
Rents and leases	–	–	–	9.4	1.8	–	11.2
Depreciation and amortization	–	–	–	31.3	3.0	–	34.3
Interest, net	–	22.3	6.3	(2.0)	0.9	–	27.5
Management fees	–	–	–	(4.2)	4.2	–	–
Impairment loss	–	–	–	43.1	–	–	43.1
Other	–	–	–	1.5	–	–	1.5

Total costs and expenses	1.1	22.3	6.3	617.5	234.7	(14.7)	867.2

Income (loss) from continuing operations before income taxes	(1.1)	(22.3)	(6.3)	(9.5)	15.6	–	(23.6)
Income tax benefit (expense)	3.6	–	–	–	(6.1)	6.1	3.6
Equity in earnings of subsidiaries	(23.2)	–	–	–	–	23.2	–

Income (loss) from continuing operations	(20.7)	(22.3)	(6.3)	(9.5)	9.5	29.3	(20.0)
Income (loss) from discontinued operations, net of taxes	–	–	–	0.1	–	–	0.1

Net income (loss)	(20.7)	(22.3)	(6.3)	(9.4)	9.5	29.3	(19.9)
Less: Net income attributable to non- controlling interests	–	–	–	(0.8)	–	–	(0.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(20.7)	$(22.3)	$(6.3)	$(10.2)	$9.5	$29.3	$(20.7)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,143.4	$81.0	$(11.7)	$1,212.7
Premium revenues	–	–	–	30.2	268.8	(0.1)	298.9

Total revenues	–	–	–	1,173.6	349.8	(11.8)	1,511.6

Salaries and benefits	2.2	–	–	549.1	44.0	–	595.3
Health plan claims expense	–	–	–	17.3	222.1	(11.7)	227.7
Supplies	–	–	–	208.8	15.8	–	224.6
Provision for doubtful accounts	–	–	–	97.9	5.0	–	102.9
Purchased services	–	–	–	74.6	7.1	–	81.7
Other operating expenses	0.1	–	–	100.3	18.1	(0.1)	118.4
Rents and leases	–	–	–	18.2	3.3	–	21.5
Depreciation and amortization	–	–	–	57.2	7.2	–	64.4
Interest, net	–	49.1	10.7	(2.9)	0.4	–	57.3
Management fees	–	–	–	(7.0)	7.0	–	–
Other	–	–	–	0.2	0.6	–	0.8

Total costs and expenses	2.3	49.1	10.7	1,113.7	330.6	(11.8)	1,494.6

Income (loss) from continuing operations before income taxes	(2.3)	(49.1)	(10.7)	59.9	19.2	–	17.0
Income tax benefit (expense)	(5.3)	–	–	–	(6.7)	6.7	(5.3)
Equity in earnings of subsidiaries	18.6	–	–	–	–	(18.6)	–

Income (loss) from continuing operations	11.0	(49.1)	(10.7)	59.9	12.5	(11.9)	11.7
Income from discontinued operations, net of taxes	–	–	–	0.5	0.4	–	0.9

Net income (loss)	11.0	(49.1)	(10.7)	60.4	12.9	(11.9)	12.6
Less: Net income attributable to non- controlling interests	–	–	–	(1.6)	–	–	(1.6)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$11.0	$(49.1)	$(10.7)	$58.8	$12.9	$(11.9)	$11.0

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended December 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,173.2	$90.6	$(13.4)	$1,250.4
Premium revenues	–	–	–	30.6	401.5	(15.5)	416.6

Total revenues	–	–	–	1,203.8	492.1	(28.9)	1,667.0

Salaries and benefits	2.9	–	–	587.7	48.3	–	638.9
Health plan claims expense	–	–	–	16.3	328.9	(13.4)	331.8
Supplies	–	–	–	208.6	17.2	–	225.8
Provision for doubtful accounts	–	–	–	68.1	4.1	–	72.2
Purchased services	–	–	–	81.3	11.0	–	92.3
Other operating expenses	0.1	–	–	117.0	32.5	(15.5)	134.1
Rents and leases	–	–	–	18.6	3.7	–	22.3
Depreciation and amortization	–	–	–	61.6	6.7	–	68.3
Interest, net	–	44.6	12.1	(3.6)	1.6	–	54.7
Management fees	–	–	–	(8.5)	8.5	–	–
Impairment loss	–	–	–	43.1	–	–	43.1
Other	–	–	–	2.6	–	–	2.6

Total costs and expenses	3.0	44.6	12.1	1,192.8	462.5	(28.9)	1,686.1

Income (loss) from continuing operations before income taxes	(3.0)	(44.6)	(12.1)	11.0	29.6	–	(19.1)
Income tax benefit (expense)	1.7	–	–	–	(10.4)	10.4	1.7
Equity in earnings of subsidiaries	(17.9)	–	–	–	–	17.9	–

Income (loss) from continuing operations	(19.2)	(44.6)	(12.1)	11.0	19.2	28.3	(17.4)
Loss from discontinued operations, net of taxes	–	–	–	(0.1)	–	–	(0.1)

Net income (loss)	(19.2)	(44.6)	(12.1)	10.9	19.2	28.3	(17.5)
Less: Net income attributable to non- controlling interests	–	–	–	(1.7)	–	–	(1.7)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(19.2)	$(44.6)	$(12.1)	$9.2	$19.2	$28.3	$(19.2)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2008
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$11.0	$(49.1)	$(10.7)	$60.4	$12.9	$(11.9)	$12.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Income from discontinued
operations, net of taxes	–	–	–	(0.5)	(0.4)	–	(0.9)
Depreciation and amortization	–	–	–	57.2	7.2	–	64.4
Provision for doubtful accounts	–	–	–	97.9	5.0	–	102.9
Deferred income taxes	1.6	–	–	–	–	–	1.6
Amortization of loan costs	–	2.5	0.1	–	–	–	2.6
Accretion of principal on senior discount
notes	–	–	10.6	–	–	–	10.6
Gain on disposal of assets	–	–	–	(2.1)	–	–	(2.1)
Stock compensation	2.2	–	–	–	–	–	2.2
Realized loss on investments	–	–	–	–	0.6	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(18.6)	–	–	–	–	18.6	–
Accounts receivable	–	–	–	(97.3)	(6.3)	–	(103.6)
Inventories	–	–	–	(1.1)	(0.2)	–	(1.3)
Prepaid expenses and other current assets	–	–	–	(1.7)	3.8	–	2.1
Accounts payable	–	–	–	0.7	3.7	–	4.4
Accrued expenses and other liabilities	3.8	8.5	–	30.8	24.3	(10.2)	57.2

Net cash provided by (used in) operating activities - continuing operations	–	(38.1)	–	144.3	50.6	(3.5)	153.3
Net cash provided by operating activities - discontinued operations	–	–	–	0.5	0.4	–	0.9

Net cash provided by (used in) operating activities	–	(38.1)	–	144.8	51.0	(3.5)	154.2

Investing activities:
Capital expenditures	–	–	–	(51.2)	(3.5)	–	(54.7)
Acquisitions	–	–	–	(3.6)	–	–	(3.6)
Proceeds from asset dispositions	–	–	–	4.0	–	–	4.0
Other	–	–	–	–	(0.3)	–	(0.3)

Net cash used in investing activities	–	–	–	(50.8)	(3.8)	–	(54.6)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2008
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(3.9)	$–	$–	$–	$–	$(3.9)
Distributions paid to non-controlling interests	–	–	–	–	(6.2)	3.5	(2.7)
Cash provided by (used in) intercompany activity	–	42.0	–	11.0	(53.0)	–	–

Net cash provided by (used in) financing activities	–	38.1	–	11.0	(59.2)	3.5	(6.6)

Net increase (decrease) in cash and cash equivalents	–	–	–	105.0	(12.0)	–	93.0
Cash and cash equivalents, beginning of period	–	–	–	82.0	59.6	–	141.6

Cash and cash equivalents, end of period	$–	$–	$–	$187.0	$47.6	$–	$234.6

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2009
(Unaudited)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$(19.2)	$(44.6)	$(12.1)	$10.9	$19.2	$28.3	$(17.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	–	–	–	0.1	–	–	0.1
Depreciation and amortization	–	–	–	61.6	6.7	–	68.3
Provision for doubtful accounts	–	–	–	68.1	4.1	–	72.2
Deferred income taxes	(7.7)	–	–	–	–	–	(7.7)
Amortization of loan costs	–	2.7	0.2	–	–	–	2.9
Accretion of principal on senior discount notes	–	–	5.8	–	–	–	5.8
Loss (gain) on disposal of assets	–	–	–	0.4	–	–	0.4
Stock compensation	2.9	–	–	–	–	–	2.9
Impairment loss	–	–	–	43.1	–	–	43.1
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	17.9	–	–	–	–	(17.9)	–
Accounts receivable	–	–	–	(79.6)	(5.9)	–	(85.5)
Inventories	–	–	–	(1.6)	(0.2)	–	(1.8)
Prepaid expenses and other current assets	–	–	–	(3.9)	9.1		5.2
Accounts payable	–	–	–	13.5	7.1	–	20.6
Accrued expenses and other liabilities	6.1	(4.3)	6.1	35.3	7.8	(10.3)	40.7

Net cash provided by (used in) operating activities - continuing operations	–	(46.2)	–	147.9	47.9	0.1	149.7
Net cash used in operating activities - discontinued operations	–	–	–	(0.1)	–	–	(0.1)

Net cash provided by (used in) operating activities	–	(46.2)	–	147.8	47.9	0.1	149.6

Investing activities:
Capital expenditures	–	–	–	(64.8)	(3.6)	–	(68.4)
Acquisitions	–	–	–	(1.5)	–	–	(1.5)
Proceeds from asset dispositions	–	–	–	1.4	–	–	1.4
Increase in restricted cash	–	–	–	(20.0)	–	–	(20.0)
Other	–	–	–	(0.3)	–	–	(0.3)

Net cash used in investing activities	–	–	–	(85.2)	(3.6)	–	(88.8)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the six months ended December 31, 2009
(Unaudited)
(continued)

	Parent	Issuers of 9.0% Notes	Issuers of 11.25% Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(3.8)	$–	$–	$–	$–	$(3.8)
Payments related to derivative instrument with financing element	(5.4)	–	–	–	–	–	(5.4)
Distributions paid to non-controlling interests	–	–	–	–	(4.6)	2.8	(1.8)
Cash provided by (used in) intercompany activity	5.4	50.0	–	26.1	(78.6)	(2.9)	–

Net cash provided by (used in) financing activities	–	46.2	–	26.1	(83.2)	(0.1)	(11.0)

Net increase (decrease) in cash and cash equivalents	–	–	–	88.7	(38.9)	–	49.8
Cash and cash equivalents, beginning of period	–	–	–	168.3	139.9	–	308.2

Cash and cash equivalents, end of period	$–	$–	$–	$257.0	$101.0	$–	$358.0

15.  SUBSEQUENT EVENTS

        Vanguard has evaluated subsequent events for the three and six months ended December 31, 2009 through February 9, 2010, the date these financial statements were issued. In January 2010, Vanguard completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, certain of Vanguard’s subsidiaries entered into an $815.0 million senior secured term loan (the “2010 term loan facility”) and a $260.0 million revolving credit facility (the “2010 revolving facility” and together with the 2010 term loan facility, the “2010 credit facilities”). The 2010 term loan facility matures in January 2016 and will bear interest at a per annum rate equal to, at Vanguard’s option, LIBOR (subject to a floor of 1.50%) plus 3.50% or a base rate plus 2.50%.  Upon the occurrence of certain events, Vanguard’s subsidiaries may request an incremental term loan facility to be added to the 2010 term loan facility to issue additional term loans in such amounts as Vanguard determines, subject to the receipt of commitments by existing lenders or other financing institutions for such amount of term loans and the satisfaction of certain other conditions. The 2010 revolving facility matures in January 2015, and Vanguard’s subsidiaries may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving facility and the satisfaction of other conditions. Any future borrowings under the 2010 revolving facility will bear interest at a per annum rate equal to, at Vanguard’s option, LIBOR plus 3.50% or a base rate plus 2.50%, both of which are subject to a 0.25% decrease dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($30.2 million of which were outstanding as of the date of the Refinancing). The 2010 credit facilities contain numerous covenants that restrict Vanguard or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. Vanguard’s first test period to comply with these covenants is June 30, 2010.

        As part of the Refinancing, certain of Vanguard’s subsidiaries issued $950.0 million aggregate amount at maturity ($936.3 million cash proceeds) of 8.0% senior unsecured notes due February 2018 (the “8.0% Notes”) in a private placement offering. The 8.0% Notes are redeemable, in whole or in part, at any time on or after February 1, 2014 at specified redemption prices. These subsidiaries may redeem up to 35% of the 8.0% Notes before February 1, 2013 with the net cash proceeds from certain equity offerings at a price equal to 108% plus accrued interest or some or all of the notes prior to February 1, 2014 at a redemption price equal to 100% plus accrued interest plus a make-whole premium.

        The proceeds from the 2010 credit facilities, the issuance of the 8.0% Notes and available cash were used to repay the $764.2 million principal and interest outstanding related to the 2005 term loan facility; to fund $597.0 million and $232.5 million of cash tender offers and consent solicitations and accrued interest for those holders of the 9.0% Notes and 11.25% Notes, respectively, who accepted the tender offers; to pay fees and expenses related to the Refinancing; to pay $2.6 million to terminate the interest rate swap agreement related to the 2005 term loan facility, representing the swap liability at the Refinancing date; to purchase 446 shares held by certain former employees; and to fund a $300.0 million distribution to repurchase a portion of the shares owned by the remaining stockholders. Subsequent to the $300.0 million share repurchase, Vanguard completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the distribution to the same level as that in effect immediately prior to the distribution. Approximately $20.6 million and $4.1 million of the 9.0% Notes and 11.25% Notes remained outstanding as of the expiration of the initial tender offer and consent solicitation period and through the portion of the extended tender offer period as of the date of this filing for the holders of the 9.0% Notes and 11.25% Notes. Certain of Vanguard’s subsidiaries will redeem for cash those remaining 9.0% Notes and 11.25% Notes that have not been tendered by February 11, 2010 on March 5, 2010. The redemption price for the 9.0% Notes will be 104.500% of the principal amount thereof plus accrued and unpaid interest, and the redemption price for the 11.25% Notes will be 105.625% of the principal amount thereof plus accrued and unpaid interest.

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

          •  Our high degree of leverage and interest rate risk
          •  Our ability to incur substantially more debt
          •  Operating and financial restrictions in our debt agreements
          •  Our ability to generate cash necessary to service our debt
          •  Weakened economic conditions and volatile capital markets
          •  Potential liability related to disclosures of relationships between physicians and our hospitals
          •  Post-payment claims reviews by governmental agencies could result in additional costs to us
          •  Our ability to successfully implement our business strategies
          •  Our ability to grow our business and successfully integrate future acquisitions
          •  Potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities
          •  Conflicts of interest that may arise as a result of our control by a small number of stockholders
          •  The highly competitive nature of the healthcare industry
          •  Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
          •  Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
          •  Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
          •  Potential federal or state reform of healthcare
          •  Future governmental investigations
          •  Our failure to adequately enhance our facilities with technologically advanced equipment could adversely affect our revenues and market position
          •  Potential lawsuits or other claims asserted against us
          •  Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
          •  Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
          •  Dependence on our senior management team and local management personnel
          •  Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims
          •  Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
          •  Increased costs from further government regulation of healthcare and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
          •  The geographic concentration of our operations
          •  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings
          •  Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act
          •  A failure of our information systems would adversely impact our ability to manage our operations
          •  Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units
          •  Volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth

        Our forward-looking statements speak only as of the date made.  Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.  We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission, including, without limitation, the discussion of risks and other uncertainties under the caption “Item 1A. Risk Factors” included later in this Report. You are cautioned to not rely on such forward-looking statements when evaluating the information contained in this report.  In light of the significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our results of operations and financial condition.

Executive Overview

        As of December 31, 2009, we owned and operated 15 hospitals with a total of 4,135 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of December 31, 2009, we also owned three health plans as set forth in the following table.

Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	198,400
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	2,700
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	38,700

		239,800

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

        Physician Alignment

        Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To provide our patients access to the appropriate physician resources, we actively recruit physicians to the communities served by our hospitals through employment agreements, relocation agreements or physician practice acquisitions. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. The costs associated with recruiting, integrating and managing such a large number of new physicians will have a negative impact on our operating results and cash flows in the short term. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term.

        Cost pressures

        In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past year, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits and higher nurse to patient ratios necessary to improve quality of care. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives including consolidation of low-priced vendors, establishment of value analysis teams and coordination of care efforts with physicians to reduce physician preference items.

        Potential Healthcare Reform

        A comprehensive healthcare reform bill was widely anticipated to become law sometime in early 2010. The House of Representatives passed its health reform bill on November 7, 2009 followed by Senate passage of their version of a health reform bill on December 24, 2009. During January 2010, Congressional leaders and representatives of the Obama administration have been meeting to develop a single bill that incorporates provisions from the bills passed by each of the House of Representatives and the Senate. With the election to the United States Senate of State Senator Scott Brown (R) of Massachusetts, the enactment of such a bill, and the contents of any bill so enacted, have become uncertain. Assuming Congress comes to an agreement and passes final legislation, President Obama is expected to sign the health reform package. We are not able to predict what impact these developments may have on our future operating results or cash flows at this time.

        Implementation of our Clinical Quality Initiatives

The integral component of each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 47 CMS quality indicators in place for federal fiscal year 2010, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.

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

        The following table sets forth the percentages of net patient revenues by payer for the three months and six months ended December 31, 2008 and 2009.

	Three months ended December 31,		Six months ended December 31,

	2008	2009	2008	2009

Medicare	25.9%	26.1%	25.8%	25.3%
Medicaid	7.1%	6.7%	7.3%	7.2%
Managed Medicare	14.2%	15.1%	13.8%	14.8%
Managed Medicaid	8.9%	9.3%	9.2%	9.9%
Managed care	35.3%	35.0%	34.8%	35.0%
Self pay	7.7%	6.7%	8.1%	6.8%
Other	0.9%	1.1%	1.0%	1.0%

Total	100.0%	100.0%	100.0%	100.0%

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

        In our June 30, 2009 10-K, we described the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. We also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education. The annual Medicare regulatory updates published by CMS in August 2009 that impact reimbursement rates under the plan for services provided during the federal fiscal year beginning October 1, 2009 were also discussed in our June 30, 2009 10-K.

        Our hospitals offer discounts from established charges to certain group purchasers of healthcare services, including private insurance companies, employers, health maintenance organizations, preferred provider organizations and other managed care plans as well as uninsured discounts for patients with no insurance coverage at most of our hospitals. These discount programs limit our ability to increase patient service revenues in response to increasing costs. Patients generally are not responsible for any difference between established hospital charges and amounts reimbursed for such services under Medicare, Medicaid and managed care programs, but are generally responsible for exclusions, deductibles and coinsurance features of their coverages. Due to rising healthcare costs, many payers have increased the number of excluded services and the levels of deductibles and coinsurance resulting in a higher portion of the contracted rate due from the individual patients. Collecting amounts due from individual patients is typically more difficult than collecting from governmental or private managed care plans.

        Volumes by Payer

        During the six months ended December 31, 2009 compared to the prior year period, discharges were flat and total adjusted discharges increased 2.8%. The following table provides details of discharges by payer for the three and six months ended December 31, 2008 and 2009.

	Three months ended December 31,				Six months ended, December 31,

	2008		2009		2008		2009

Medicare	11,375	27.3%	11,593	27.6%	22,631	27.0%	22,696	27.0%
Medicaid	4,313	10.4%	3,672	8.7%	8,764	10.5%	7,264	8.7%
Managed Medicare	6,524	15.7%	6,769	16.1%	12,914	15.4%	13,449	16.0%
Managed Medicaid	5,678	13.7%	6,552	15.6%	11,560	13.8%	12,971	15.5%
Managed care	12,364	29.7%	11,286	26.8%	25,099	29.9%	22,928	27.3%
Self pay	1,220	2.9%	1,999	4.8%	2,635	3.1%	4,257	5.1%
Other	130	0.3%	166	0.4%	282	0.3%	355	0.4%

Total	41,604	100.0%	42,037	100.0%	83,885	100.0%	83,920	100.0%

        Payer Reimbursement Trends

        In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge was $8,284 and $8,314 for the six months ended December 31, 2008 and 2009, respectively. This small increase relative to prior periods was primarily due to the uninsured discount policy that we implemented in our Chicago hospitals on April 1, 2009 and in our Phoenix and San Antonio hospitals on July 1, 2009. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing for those patients with no insurance coverage who do not qualify for charity care under our guidelines. We recorded $112.9 million of uninsured discount revenue deductions during the six months ended December 31, 2009, $74.2 million of which would have otherwise been included in net patient revenues and subjected to our allowance for doubtful accounts policy had we not implemented our uninsured discount policy at these hospitals.

        Impact of Current Economic Environment

        We continue to experience limited volume growth due to stagnant demand for inpatient healthcare services and increased competition for available patients. The current weakened economic environment has negatively impacted many industries. While many healthcare services are considered non-discretionary in nature, certain services including elective procedures and other non-emergent services may be deferred or canceled by patients when they are suffering personal financial hardship or have a negative outlook on the general economy. Increases in unemployment often result in a higher number of uninsured patients, and employer cost reduction programs may result in a higher level of co-pays and deductible limits for patients.  Governmental payers and managed care payers may reduce reimbursement paid to hospitals and other healthcare providers to address budget shortfalls or enrollment declines. We are unable to determine the specific impact of the weakened economic environment to our results of operations or cash flows.  However, we believe these economic conditions have negatively impacted our volumes and payer mix during the current year period to some degree. We expect our volumes to improve more significantly over the long-term as a result of our quality of care and service expansion initiatives and other market-specific strategies, especially as more individuals in the markets we serve reach ages where hospital services become more prevalent. However, we have no way to estimate when the economy may improve or when we will realize the benefits of our long-term strategies.

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

December 31, 2008	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.4%	0.4%	0.3%	16.1%
Medicaid	7.4%	2.0%	1.6%	11.0%
Managed Medicare	9.4%	0.4%	0.4%	10.2%
Managed Medicaid	6.6%	0.6%	0.4%	7.6%
Managed Care	26.0%	2.5%	1.7%	30.2%
Self-Pay(1)	8.4%	8.0%	0.9%	17.3%
Self-Pay after primary(2)	1.6%	2.2%	1.1%	4.9%
Other	1.6%	0.7%	0.4%	2.7%

Total	76.4%	16.8%	6.8%	100.0%

June 30, 2009	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.6%	0.3%	0.3%	16.2%
Medicaid	6.7%	0.9%	1.0%	8.6%
Managed Medicare	10.0%	0.5%	0.3%	10.8%
Managed Medicaid	7.1%	0.5%	0.5%	8.1%
Managed Care	25.1%	2.3%	1.5%	28.9%
Self-Pay(1)	9.7%	8.1%	0.8%	18.6%
Self-Pay after primary(2)	2.1%	2.9%	0.9%	5.9%
Other	1.8%	0.6%	0.5%	2.9%

Total	78.1%	16.1%	5.8%	100.0%

December 31, 2009	0-90 days	91-180 days	Over 180 days	Total

Medicare	17.5%	0.5%	0.4%	18.4%
Medicaid	5.0%	0.9%	1.0%	6.9%
Managed Medicare	12.1%	0.7%	0.4%	13.2%
Managed Medicaid	8.0%	0.5%	0.5%	9.0%
Managed Care	27.9%	1.9%	1.4%	31.2%
Self-Pay(1)	9.1%	3.1%	0.6%	12.8%
Self-Pay after primary(2)	1.9%	2.7%	0.7%	5.3%
Other	2.2%	0.6%	0.4%	3.2%

Total	83.7%	10.9%	5.4%	100.0%

____________________
(1)  Includes uninsured patient accounts only.
(2)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

        Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 96.5% and 88.6% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2009 and December 31, 2009, respectively.

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

        Governmental and Managed Care Payer Reimbursement

        Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current weakened economic environment has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers.  Further, the tightened credit markets have complicated the states’ efforts to issue additional bonds to raise cash. During the six months ended December 31, 2009, combined Medicaid and managed Medicaid programs accounted for approximately 17% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the six months ended December 31, 2009, we recognized approximately 35% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.

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

        Premium Revenues

        We recognize premium revenues from our three health plans, PHP, AAHP and MHP. PHP’s membership increased to approximately 198,400 at December 31, 2009 compared to approximately 160,500 at December 31, 2008 primarily due to weakened economic conditions in Arizona that has resulted in a greater number of individuals eligible for coverage under Arizona Health Care Cost Containment System (“AHCCCS”), and the fact that the current year period reflects a full six months under PHP’s new AHCCCS contract (see discussion below). Premium revenues from these three plans increased $117.7 million or 39.4% during the six months ended December 31, 2009 compared to the prior year period.

        In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract covers the three counties covered under the previous contract (Gila, Maricopa and Pinal) plus an additional six Arizona counties (Apache, Coconino, Mohave, Navajo, Pima and Yavapai). The new contract utilizes a national episodic/diagnostic risk adjustment factor for non-reconciled enrollee risk groups, which AHCCCS applied retroactively to October 1, 2008, that was not part of PHP’s previous AHCCCS contract. Our financial statements include an estimated reserve for the impact of this risk adjustment factor. In response to the State of Arizona’s  budget crisis and continued concerns about economic indicators during its 2010 fiscal year, AHCCCS has made certain changes to its current contract with PHP that negatively impact PHP’s current and future revenues.  AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows including reimbursement rate cuts, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including cancelling PHP’s contract.

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

        There have been no changes in the nature or application of our critical accounting policies during the three months ended December 31, 2009 when compared to those described in our Current Report on Form 8-K filed with the SEC on January 19, 2010, except those described below.

        Revenues and Revenue Deductions

        Effective for service dates on or after July 1, 2009, we implemented a new uninsured discount policy for those patients receiving services in our Phoenix and San Antonio hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. We implemented this same policy for our Chicago hospitals on April 1, 2009. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. These discounts were approximately $112.9 million for the six months ended December 31, 2009.

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

        Long-Lived Assets and Goodwill

        Both long-lived assets, including property, plant and equipment and amortizable intangible assets, and goodwill comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value.

        We review goodwill for impairment annually during our fourth fiscal quarter or more frequently if certain impairment indicators arise. We review goodwill at the reporting level unit, which is one level below an operating segment. We compare the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied.

        Our two Chicago hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors in previous quarters, the operating results of the Chicago hospitals have not improved to the level anticipated. After having the opportunity to evaluate the operating results of the Chicago hospitals for the first six months of fiscal year 2010 and to reassess the market trends and economic factors, we concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss in our condensed consolidated statement of operations for the quarter ended December 31, 2009.

Selected Operating Statistics

        The following table sets forth certain operating statistics for each of the periods presented.

	Quarter ended December 31,		Six months ended December 31,

	2008	2009	2008	2009

Number of hospitals at end of period	15	15	15	15
Number of licensed beds at end of period	4,135	4,135	4,135	4,135
Discharges (a)	41,604	42,037	83,885	83,920
Adjusted discharges - hospitals (a)	67,337	69,022	136,044	139,126
Adjusted discharges (a)	70,939	72,990	143,261	147,213
Net revenue per adjusted discharge - hospitals (a)	$8,626	$8,533	$8,449	$8,384
Net revenue per adjusted discharge (a)	$8,495	$8,470	$8,284	$8,314
Patient days (a)	175,944	176,233	354,058	348,199
Average length of stay (days) (a)	4.23	4.19	4.22	4.15
Inpatient surgeries (a)	9,384	9,380	18,862	18,888
Outpatient surgeries (a)	19,026	19,143	37,926	38,460
Emergency room visits (a)	142,671	155,818	289,853	310,727
Occupancy rate (a)	46.2%	46.3%	46.5%	45.8%
Member lives (a)	204,600	239,800	204,600	239,800
Health plan claims expense percentage (a)	79.0%	80.5%	76.2%	79.6%

____________________
(a)   The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our Report on Form 8-K filed with the SEC on January 19, 2010.

Results of Operations

        The following table presents summaries of our operating results for the quarters and six months ended December 31, 2008 and 2009.

	Quarter ended December 31,

	2008		2009

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$614.4	77.5%	$631.3	74.8%
Premium revenues	178.2	22.5%	212.3	25.2%

Total revenues	792.6	100.0%	843.6	100.0%

Salaries and benefits (includes stock compensation of $0.8 and $1.0, respectively)	302.7	38.2%	324.5	38.5%
Health plan claims expense	140.7	17.8%	170.8	20.2%
Supplies	112.8	14.2%	114.8	13.6%
Provision for doubtful accounts	48.3	6.1%	35.0	4.1%
Other operating expenses	110.4	13.9%	115.7	13.7%
Depreciation and amortization	32.1	4.1%	34.3	4.1%
Interest, net	28.6	3.6%	27.5	3.3%
Impairment loss	–	0.0%	43.1	5.1%
Other	1.0	0.1%	1.5	0.2%

Income (loss) from continuing operations before income taxes	16.0	2.0%	(23.6)	(2.8)%
Income tax benefit (expense)	(5.1)	(0.6)%	3.6	0.4%

Income (loss) from continuing operations	10.9	1.4%	(20.0)	(2.4)%
Income (loss) from discontinued operations, net of taxes	(0.1)	0.0%	0.1	0.0%

Net income (loss)	10.8	1.4%	(19.9)	(2.4)%
Less: Net income attributable to non-controlling interests	(0.7)	(0.1)%	(0.8)	(0.1)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$10.1	1.3%	$(20.7)	(2.5)%

	Six months ended December 31,

	2008		2009

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,212.7	80.2%	$1,250.4	75.0%
Premium revenues	298.9	19.8%	416.6	25.0%

Total revenues	1,511.6	100.0%	1,667.0	100.0%

Salaries and benefits (includes stock compensation of $2.2 and $2.9, respectively)	595.3	39.4%	638.9	38.3%
Health plan claims expense	227.7	15.1%	331.8	19.9%
Supplies	224.6	14.8%	225.8	13.5%
Provision for doubtful accounts	102.9	6.8%	72.2	4.3%
Other operating expenses	221.6	14.7%	248.7	14.9%
Depreciation and amortization	64.4	4.3%	68.3	4.1%
Interest, net	57.3	3.8%	54.7	3.3%
Impairment loss	–	0.0%	43.1	2.6%
Other expenses	0.8	0.0%	2.6	0.2%

Income (loss) from continuing operations before income taxes	17.0	1.1%	(19.1)	(1.1)%
Income tax benefit (expense)	(5.3)	(0.4)%	1.7	0.1%

Income (loss) from continuing operations	11.7	0.7%	(17.4)	(1.0)%
Income (loss) from discontinued operations, net of taxes	0.9	0.1%	(0.1)	0.0%

Net income (loss)	12.6	0.8%	(17.5)	(1.0)%
Less: Net income attributable to non-controlling interests	(1.6)	(0.1)%	(1.7)	(0.1)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$11.0	0.7%	$(19.2)	(1.1)%

Quarter ended December 31, 2009 compared to quarter ended December 31, 2008

        Revenues.  Total revenues increased $51.0 million or 6.4% during the quarter ended December 31, 2009 compared to the prior year quarter primarily due to a significant increase in health plan premium revenues as a result of increased PHP enrollment. Average enrollment at PHP was 195,365 during the quarter ended December 31, 2009, an increase of 20.5% compared to the prior year quarter. Worsened economic conditions in Arizona since the prior year quarter resulted in more individuals becoming eligible for AHCCCS coverage. Enrollment in our other two health plans remained relatively flat quarter over quarter.

        Patient service revenues increased $16.9 million or 2.8% during the quarter ended December 31, 2009 compared to the prior year quarter. Adjusted discharges increased 2.9%, total surgeries increased 0.4% and emergency room visits increased 9.2% during the current year quarter compared to the prior year quarter, respectively. Net revenue per adjusted discharge decreased 0.3% during the current year quarter compared to the prior year quarter. This decrease was primarily due to the implementation of our uninsured discount policies in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. During the current year quarter, we recognized $51.9 million of uninsured discount revenue deductions, $37.8 million of which would have otherwise been included in revenues and subjected to our allowance for doubtful accounts policy had the uninsured discount policy not been implemented at these hospitals. We continue to face volume and pricing pressures as a result of continuing economic weakness in the communities our hospitals serve, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.

        We continue to implement multiple initiatives to transform our company’s operations to prepare for the future changes we expect to occur in the healthcare industry. This transformation process is built upon providing ideal experiences for our patients and their families through clinical excellence, aligning nursing and physician interests to provide coordination of care and improving healthcare delivery efficiencies to provide quality outcomes without overutilization of resources. The success of these initiatives will determine our ability to increase revenues from our existing operations and to increase revenues through acquisitions of other hospitals.

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $867.2 million or 102.8% of total revenues during the current year quarter, compared to 98.0% during the prior year quarter. This ratio was negatively impacted by the $43.1 million ($31.8 million, net of taxes) goodwill impairment related to our Chicago hospitals reporting unit during the current year quarter as previously discussed. Salaries and benefits, supplies, health plan claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 38.5% during the current year quarter from 38.2% during the prior year quarter. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower percentage of salaries and benefits than acute care services, during the current year quarter compared to the prior year quarter. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 49.3% during the current year quarter compared to 47.5% during the prior year quarter. This increase was primarily due to the impact to patient service revenues of our uninsured discount policy previously discussed. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that will require additional human resources in the short-term. As of December 31, 2009, we had approximately 19,600 full-time and part-time employees compared to approximately 19,000 as of December 31, 2008. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives.

•

Supplies. Supplies as a percentage of patient service revenues decreased to 18.2% during the current year quarter compared to 18.4% during the prior year quarter primarily due to our continued focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management. Our ability to reduce this ratio in future periods may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

•

Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 80.5% during the current year quarter compared to 79.0% during the prior year quarter. As enrollment increases, this ratio becomes especially sensitive to the mix of enrollees, including covered groups based upon age and gender and county of residence. AHCCCS also implemented limits on profitability for certain enrollee groups during the current contract year, which negatively impacted this ratio. In addition, the increased PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding health plan claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $10.4 million, or 5.7% of gross health plan claims expense, were eliminated in consolidation during the current year quarter.

•

Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 5.5% during the current year quarter from 7.9% during the prior year quarter. Substantially all of this decrease related to the uninsured discount policy and Medicaid pending policy changes previously discussed. The net impact of these policy changes resulted in the recognition of a significant amount of uninsured revenue deductions that would have otherwise been reflected in the provision for doubtful accounts absent these changes. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 11.0% and 15.1% for the prior year and current year quarters, respectively. The uninsured discount and Medicaid pending policy changes resulted in an approximate 230 basis point increase in this ratio during the current year quarter.

        Other operating expenses. Other operating expenses as a percentage of total revenues decreased to 13.7% during the current year quarter compared to 13.9% during the prior year period. Other operating expenses as a percentage of patient service revenues increased slightly to 18.3% during the current year quarter compared to 18.0% during the prior year quarter.

        Income taxes.  Our effective tax rate decreased to approximately 15.3% during the current year quarter compared to 31.9% during the prior year quarter. The effective rate was much lower during the current year quarter due to the fact that a considerable portion of the goodwill impairment loss related to our Chicago hospitals reporting unit was non-deductible for tax purposes.

        Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders.  Net income attributable to Vanguard stockholders was $10.1 million during the prior year quarter compared to net loss attributable to Vanguard Health Systems, Inc. stockholders of $20.7 million during the current year quarter. This change resulted primarily from the goodwill impairment loss recognized during the current year quarter.

Six months ended December 31, 2009 compared to six months ended December 31, 2008

        Revenues.  Total revenues increased $155.4 million or 10.3% during the six months ended December 31, 2009 compared to the prior year period primarily due to a significant increase in health plan premium revenues as a result of increased PHP enrollment. Average enrollment at PHP was 190,747 during the six months ended December 31, 2009, an increase of 42.7% compared to the prior year period. The new AHCCCS contract that went into effect on October 1, 2008 included six new counties that PHP had not previously served. The new contract was in effect for the entire six-month period ended December 31, 2009 but only in effect for half of the six-month period ended December 31, 2008.

        Patient service revenues increased $37.7 million or 3.1% during the six months ended December 31, 2009 compared to the prior year period. Adjusted discharges increased 2.8%, total surgeries increased 1.0% and emergency room visits increased 7.2% during the current year period compared to the prior year period, respectively. Net revenue per adjusted discharge increased 0.4% during the current year period compared to the prior year period. This small increase compared to those increases from previous periods resulted from the implementation of our uninsured discount policies in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. During the current year period, we recognized $112.9 million of uninsured discount revenue deductions, $74.2 million of which would have otherwise been included in revenues and subjected to our allowance for doubtful accounts policy had the uninsured discount policy not been implemented at these hospitals.

        Costs and Expenses.  Total costs and expenses from continuing operations, exclusive of income taxes, were $1,686.1 million or 101.1% of total revenues during the current year period, compared to 98.9% during the prior year period. This ratio was adversely impacted by the $43.1 million ($31.8 million, net of taxes) goodwill impairment loss related to our Chicago hospitals reporting unit during the current year period. Salaries and benefits, supplies, health plan claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 38.3% during the current year period from 39.4% during the prior year period. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower percentage of salaries and benefits than acute care services, during the current year period compared to the prior year period. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 48.9% during the current year period compared to 47.2% during the prior year period. This increase was primarily due to the impact to patient service revenues of our uninsured discount policy previously discussed.

•

Supplies. Supplies as a percentage of patient service revenues decreased to 18.1% during the current year period compared to 18.5% during the prior year period primarily due to our continued focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management.

•

Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 79.6% during the current year period compared to 76.2% during the prior year period. The new PHP contract with AHCCCS that went into effect on October 1, 2008 resulted in a significant change in the mix of our enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties served by PHP under its previous contract. The implementation by AHCCCS of the national episodic risk adjustment factor payment methodology for certain enrollees and the dilution of the third party administrator revenues at MHP also adversely impacted this ratio during the current year period. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $21.0 million, or 6.0% of gross health plan claims expense, were eliminated in consolidation during the current year period.

•

Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 5.8% during the current year period from 8.5% during the prior year period. Substantially all of this decrease related to the uninsured discount policy and Medicaid pending policy changes previously discussed. The net impact of these policy changes resulted in the recognition of a significant amount of uninsured revenue deductions that would have otherwise been reflected in the provision for doubtful accounts absent these changes. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 11.8% and 16.0% for the prior year and current year periods, respectively. The uninsured discount and Medicaid pending policy changes resulted in an approximate 330 basis point increase in this ratio during the current year period.

        Other operating expenses. Other operating expenses as a percentage of total revenues increased to 14.9% during the current year period compared to 14.7% during the prior year period. Other operating expenses as a percentage of patient service revenues increased to 19.9% during the current year period compared to 18.3% during the prior year period. This increase was primarily due to the impact to patient service revenues of our uninsured discount and Medicaid pending policy changes previously discussed and a $8.0 million increase to insurance expense during the current year period due to adverse professional and general liability claims development related to prior fiscal years.

        Income taxes.  Our effective tax rate decreased to approximately 8.9% during the current year period compared to 31.2 % during the prior year period. The effective rate was much lower during the current year period due to the fact that a considerable portion of the goodwill impairment loss related to our Chicago hospitals reporting unit, as previously discussed, was non-deductible for tax purposes.

        Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders.  Net income attributable to Vanguard Health Systems, Inc. stockholders was $11.0 million during the prior year period compared to net loss attributable to Vanguard Health Systems, Inc. stockholders of $19.2 million during the current year period. This change resulted primarily from the goodwill impairment loss recognized during the current year period.

Liquidity and Capital Resources

        Operating Activities

        At December 31, 2009, we had working capital of $280.9 million, including cash and cash equivalents of $358.0 million.  Working capital at June 30, 2009 was $251.6 million. Cash provided by operating activities decreased $4.6 million during the six months ended December 31, 2009 compared to the prior year period. Net accounts receivable days was 46 days at December 31, 2009, compared to 45 days at June 30, 2009 and 50 days at December 31, 2008.

        Investing Activities

        Cash used in investing activities increased from $54.6 million during the prior year period to $88.8 million during the current year period, primarily as a result of a $20.0 million increase in restricted cash related to a professional and general liability escrow fund requirement and a $13.7 million increase in capital expenditures during the current year period compared to the prior year period.

        We anticipate spending a total of $180.0 million to $200.0 million in capital expenditures during fiscal 2010, including the $68.4 million already spent through December 31, 2009. This estimated range includes $71.0 million of replacement, regulatory or maintenance capital and $129.0 million of combined information technology upgrades and other discretionary initiatives. We could choose to defer or cancel most of the information technology and discretionary capital projects included in our fiscal year 2010 capital expenditures estimate should we need to conserve cash, avoid debt covenant violations or for other reasons. Any decision to defer or cancel such capital projects, while providing some short-term benefits, could have negative long-term implications to our operating results and cash flows. We believe our current capital expenditure program is sufficient to service, expand and improve our existing facilities to meet our quality objectives and growth strategies.

        Financing Activities

        Cash flows used in financing activities increased $4.4 million during the current year period compared to the prior year period primarily due to interest payments made under our re-designated interest rate swap agreement being classified as financing activities. As of December 31, 2009, we had outstanding $1,553.6 million in aggregate indebtedness. The “Refinancing” section below provides additional information related to our liquidity.

        The Refinancing

        In late January 2010, we completed a comprehensive refinancing plan (the “Refinancing”). As a result of the Refinancing, our liquidity requirements remain significant due to debt service requirements. Under the Refinancing, we entered into an $815.0 million senior secured term loan (the “2010 term loan facility”) and a $260.0 million revolving credit facility (the “2010 revolving facility” and together with the 2010 term loan facility, the “2010 credit facilities”). The 2010 term loan facility matures in January 2016 and bears interest at a per annum rate equal to, at our option, LIBOR (subject to a floor of 1.50%) plus 3.50% or a base rate plus 2.50%.  Upon the occurrence of certain events, we may request an incremental term loan facility to be added to the 2010 term loan facility to issue additional term loans in such amount as we determine, subject to the receipt of commitments by existing lenders or other financial institutions for such amount of term loans and the satisfaction of certain other conditions. The 2010 revolving facility matures in January 2015, and we may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving facility and the satisfaction of other conditions. Borrowings under the 2010 revolving facility bear interest at a per annum rate equal to, at our option, LIBOR plus 3.50% or a base rate plus 2.50%, both of which are subject to a 0.25% decrease dependent upon our consolidated leverage ratio. We may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($30.2 million of which were outstanding as of the date of the Refinancing).

        Under the Refinancing, we issued $815.0 million in term loans under the 2010 term loan facility and $950.0 million aggregate amount at maturity ($936.3 million cash proceeds) of 8.0% senior unsecured notes due February 2018 in a private placement offering (the “8.0% Notes”). The 8.0% Notes are redeemable, in whole or in part, at any time on or after February 1, 2014 at specified redemption prices.

        The proceeds from the 2010 credit facilities, the issuance of the 8.0% Notes and available cash were used to repay the $764.2 million principal and interest outstanding related to our 2005 term loan facility; to fund $597.0 million and $232.5 million of cash tender offers and consent solicitations and accrued interest for those holders of the 9.0% Notes and 11.25% Notes, respectively, who accepted the tender offers; to pay fees expenses related to the Refinancing; to pay $2.6 million to terminate our interest rate swap agreement related to our 2005 term loan facility representing the swap liability at the Refinancing date; to purchase 446 shares held by certain former employees; and to fund a $300.0 million distribution to repurchase a portion of the shares owned by the remaining stockholders.  Subsequent to the $300.0 million share repurchase, we completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the distribution to the same level as that in effect immediately prior to the distribution. Approximately $20.6 million and $4.1 million of the 9.0% Notes and 11.25% Notes remained outstanding as of the expiration of the initial tender offer and consent solicitation period and through the portion of the extended tender offer period as of the date of this filing for the holders of the 9.0% Notes and the 11.25% Notes. We estimate that the net impact of the Refinancing will result in an approximate $219.0 million decrease in our cash and cash equivalents balance.

        Debt Covenants

        Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 8.0% Notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, create a healthcare joint venture, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the 8.0% Notes, change the business conducted by our subsidiaries, enter into certain hedging agreements and make capital expenditures above specified levels. In addition, the 2010 credit facilities include the following additional financial covenants: a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant requirements for the next 5 test periods.

	Consolidated Leverage Ratio	Consolidated Interest Coverage Ratio

June 30, 2010	6.25x	2.00x
September 30, 2010	6.25x	2.00x
December 31, 2010	6.25x	2.00x
March 31, 2011	6.25x	2.00x
June 30, 2011	5.95x	2.10x

        Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, among others, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants under our 2010 credit facilities could result in an immediate call of the outstanding principal amount of our 2010 term loan or the necessity of lender waivers with more onerous terms including adverse pricing or repayment provisions or more restrictive covenants. A default under our 2010 credit facilities would also result in a default under the Indenture governing our 8.0% Notes.

        Credit Ratings

        The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s

Corporate credit rating	B	B2
8.0% Notes	CCC+	B3
2010 credit facilities	B+	Ba2

        Our credit ratings are subject to periodic reviews by the ratings agencies. If our results of operations deteriorate either as a result of the weakness in the current U.S. economy or other factors, any or all of our corporate ratings may be downgraded. A credit rating downgrade could further impede our ability to refinance all or a portion of our outstanding debt.

        Capital Resources

        We expect that cash on hand, cash generated from our operations and cash expected to be available to us under our 2010 credit facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that additional future borrowings under our senior credit facilities will be available to enable us to meet these requirements, especially given the current volatility in the credit markets and general economic weakness.

        We had $358.0 million of cash and cash equivalents as of December 31, 2009. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

        At December 31, 2009, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $26.3 million as of December 31, 2009.

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

Obligations and Commitments

        The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of December 31, 2009.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$106.4	$921.3	$727.1	$240.3	$1,995.1
Operating leases (2)	30.3	47.0	30.7	37.5	145.5
Purchase obligations (2)	41.7	–	–	–	41.7
Health plan claims payable (3)	136.0	–	–	–	136.0
Estimated self-insurance liabilities (4)	48.2	43.1	25.3	14.6	131.2

Subtotal	$362.6	$1,011.4	$783.1	$292.4	$2,449.5

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$20.4	$1.1	$–	$–	$21.5
Guarantees of surety bonds (6)	50.0	–	–	–	50.0
Letters of credit (7)	30.2	–	–	–	30.2
Physician commitments (8)	3.5	–	–	–	3.5
Estimated net liability for uncertain tax positions (9)	3.4	–	–	–	3.4

Subtotal	$107.5	$1.1	$–	$–	$108.6

Total obligations and commitments	$470.1	$1,012.5	$783.1	$292.4	$2,558.1

____________________
(1)

Includes both principal and interest payments. The interest portion of our debt outstanding at December 31, 2009 assumes an average interest rate of 8.0%. The long-term debt obligations, including principal and interest, adjusted to reflect the impact of the Refinancing, would have been the following as of December 31, 2009: $146.0 million due within one year; $300.4 million due within two to three years; $298.0 million due within four to five years and $2,037.0 million due after five years. The interest portion of these estimates are calculated using the fixed rate applicable to these notes and using 8.0% as the estimated average variable rate for the 2010 term loan facility.

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

(8)

Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future tax liabilities determined under the guidance of accounting for income taxes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2009, we had in place $1,012.6 million of senior credit facilities bearing interest at variable rates (prior to consideration of the interest rate swap agreement) at specified margins above either the agent bank’s alternate base rate or its LIBOR rate.

        After the Refinancing and as of the date of this report, our 2010 credit facilities consist of $815.0 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $30.2 million of capacity was utilized by outstanding letters of credit as of Refinancing date). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in net interest of approximately $2.0 million.

        Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $815.0 million in outstanding term loans bear interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added our 2010 term loan facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 revolving facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.

        As of December 31, 2009, we were subject to an amended interest rate swap agreement under which we made or received net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. We determined that the hedge ineffectiveness of this amended interest rate swap agreement was not significant as of December 31, 2009. The fair value of the amended interest rate swap as of December 31, 2009 was a liability for us of approximately $2.6 million ($1.6 million, net of taxes). In addition with the Refinancing, we terminated the amended interest rate swap agreement and repaid the $2.6 million liability outstanding. We use derivatives such as interest rate swaps from time to time to manage our market risk associated with variable rate debt or similar derivatives for fixed rate debt. We do not hold or issue derivative instruments for trading purposes and are not a party to any instruments with leverage features.

        At December 31, 2009, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheets. The par value of the ARS was $26.3 million as of December 31, 2009.   We recorded a realized loss on the ARS of $0.6 million and temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all $26.3 million par value ARS during our fiscal year ended June 30, 2009. The temporary impairments related to the ARS are included in accumulated other comprehensive loss on our condensed consolidated balance sheet as of December 31, 2009.

        Our ARS were rated “AAA” by one or more major credit rating agencies at December 31, 2009 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.

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

        Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during our fiscal quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings.

Sherman Act Antitrust Class Action Litigation — Maderazo, et al v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et. al., Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006)

        On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys fees. From 2006 through April 2008 we and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, the issue of whether the court will certify a class in this suit. In April 2008 the case was stayed by the judge pending his ruling on plaintiffs’ motion for class certification. We believe that the allegations contained within this putative class action suit are without merit, and we have vigorously worked to defeat class certification. If a class is certified, we will continue to defend vigorously against the litigation.

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

        If the plaintiffs (1) are successful in obtaining class certification and (2) are able to prove substantial damages which are then trebled under Section 1 of the Sherman Act, such a result could materially affect our business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on our financial position or results of operations.

Self-Disclosure of Employment of Excluded Persons

        Federal law permits the Department of Health and Human Services Office of Inspector General (“OIG”) to impose civil monetary penalties, assessments and/or to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation. Civil monetary penalties of up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions also be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. On October 12, 2009, we voluntarily disclosed to OIG that two past employees had been excluded from participation in Medicare at certain times during their employment. We are diligently investigating the circumstances surrounding the employment of these two excluded individuals, and intend to submit a voluntary disclosure pursuant to the Provider Self-Disclosure Protocol once the necessary information is obtained. If the OIG were to impose all potentially available sanctions and penalties against us in this matter, such a result could materially affect our business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on our financial position or results of operations.

Item 1A.   Risk Factors.

        There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, other than the changes set forth in the new or revised risk factors set forth below.

Risks Related to Our Indebtedness

Our high level of debt and significant leverage may adversely affect our operations and our ability to grow and otherwise execute our business strategy.

        We will continue to have substantial indebtedness after the completion of the Refinancing. As of December 31, 2009, we had $1,545.6 million of outstanding debt, excluding letters of credit and guarantees. As of December 31, 2009, on an as adjusted basis after giving effect to the Refinancing, we would have had approximately $1,765.0 million of total indebtedness outstanding, $815.0 million of which would have been secured. We also expect to have $229.8 million of secured indebtedness available for borrowing under the 2010 revolving facility, after taking into account $30.2 million of outstanding letters of credit. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.

        Our substantial indebtedness could have important consequences, including the following:

•	our high level of indebtedness could make it more difficult for us to satisfy our obligations under the 8.0% Notes, including any repurchase obligations;

•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;

•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

•

make us vulnerable to increases in interest rates since all (as of December 31, 2009 after giving effect to the Refinancing) of our borrowings under the 2010 credit facilities are, and additional borrowings may be, at variable interest rates;

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

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture and the 2010 credit facilities do not fully prohibit us or our subsidiaries from doing so. Our 2010 revolving facility will provide commitments of up to $260.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our 2010 revolving facility), of which $229.8 million would have been available for future borrowings as of December 31, 2009, on an as adjusted basis after giving effect to the Refinancing. In addition, upon the occurrence of certain events and satisfaction of a maximum senior secured leverage ratio test, we may request an incremental term loan facility or facilities in an unlimited amount in the aggregate, subject to receipt of commitments by existing lenders or other financing institutions and to the satisfaction of certain other conditions. All of those borrowings would be senior and secured, and as a result, would be effectively senior to the notes and the guarantees of the notes by the guarantors. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to you. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        All of the borrowings under the 2010 credit facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. A 0.25% increase in the expected rate of interest under the 2010 credit facilities would increase our annual interest expense by approximately $2.0 million. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt.

Risks Related to Our Business and Structure

The current challenging economic environment, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows, and we are unsure whether these conditions will improve in the near future.

        The U.S. economy and global credit markets remain volatile. Declining consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of recession will have an adverse impact on our operations. Other risk factors discussed in this offering memorandum describe some significant risks that may be magnified by the current economic conditions such as the following:

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

•

Under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under our New Credit Facilities will be held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.

        We are unable to predict if the condition of the U.S. economy, the local economies in the communities we serve or global credit conditions will improve in the near future or when such improvements may occur.

The current U.S. and state health reform legislative initiatives could adversely affect our operations and business condition.

        A comprehensive healthcare reform bill was widely anticipated to become law sometime in early 2010. The House passed its health reform bill on November 7, 2009 followed by Senate passage of their version of a health reform bill on December 24, 2009. During January 2010, leadership from the houses along with representatives in the Obama administration have been meeting to develop a single bill that incorporates provisions from both bills. With the election to the United States Senate of Senator Scott Brown (R) of Massachusetts, the enactment of such bill, and the contents of any bill so enacted, have become more uncertain. Assuming Congress comes to an agreement and passes final legislation, President Obama is expected to sign the health reform package.

        A common issue addressed in the federal health reform bills is increasing access to health benefits for uninsured or underinsured populations through creation of health insurance exchanges. The bills also include reductions in the annual market basket updates and add productivity adjustments for Medicare providers. Some states also have pending health reform legislative initiatives. We will not be able to determine the effect that any such legislation may have on our operations and business condition until such legislation is enacted, but such legislation may adversely affect our operations and business condition.

If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.

        Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 58% and 60% of our net patient revenues for the year ended June 30, 2009 and the six months ended December 31, 2009, respectively. Managed care organizations offering prepaid and discounted medical services packages represent an increasing portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide and a trend that may continue. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. Additionally, the trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

        Approximately 56% and 57% of our net patient revenues for the year ended June 30, 2009 and the six months ended December 31, 2009, respectively, came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.

        On August 22, 2007, CMS issued a final rule for federal fiscal year 2008 for the hospital inpatient prospective payment system. This rule adopted a two-year implementation of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), a severity-adjusted diagnosis-related group (“DRG”) system. This change represented a refinement to the DRG system, and its impact on our revenues has not been significant. Realignments in the DRG system could impact the margins we receive for certain services.

        DRG rates are updated and MS-DRG weights are recalibrated each federal fiscal year. The index used to update the market basket gives consideration to the inflation experienced by hospitals and entities outside the healthcare industry in purchasing goods and services. The Medicare Inpatient Hospital Prospective System Final Rule for federal fiscal year 2010 provides for a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all our hospitals. Medicare payments to hospitals in federal fiscal year 2009 were reduced by 0.9% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the MS-DRG system. After earlier proposing an increase in the “documentation and coding adjustment” to 1.9% for federal fiscal year 2010, on July 31, 2009 CMS announced that it had decided not to make any adjustment in federal fiscal year 2010 since it did not know whether federal fiscal year 2009 spending from documentation and coding is more or less than earlier projected. However, the U.S. Congress has given CMS the ability to continue to retrospectively determine if the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. If the levels are found to have been inadequate, CMS could impose an adjustment to payments for federal fiscal years 2011 and 2012. This evaluation of changes in case-mix based on actual claims data may yield a higher documentation and coding adjustment thereby potentially reducing our revenues and impacting our results of operations in ways that cannot be quantified at this time. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those payment rates if any other payers adopt MS-DRGs.

        The federal government and many states have recently adopted or are currently considering reducing the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Since states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, a number of states have adopted, or are considering adopting, legislation designed to reduce their Medicaid expenditures. The Deficit Reduction Act of 2005 (“DRA”) includes federal Medicaid cuts of approximately $4.8 billion over five years. Additionally, on May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership” which is estimated to reduce federal Medicaid funding from $12 billion to $20 billion over five years. The U.S. Congress enacted two moratoria in respect of this rule that delayed six of seven proposed Medicaid regulations in this final CMS rule until July 1, 2009. On June 30, 2009, three more of the Medicaid regulations that had been under a congressional moratorium set to expire July 1, 2009 were officially rescinded, all or in part, by CMS, and CMS also delayed until June 30, 2010 the enforcement of the fourth of the six regulations. As a result of these changes in implementing the final rule, the impact on us of the final rule cannot be quantified. States in which we operate have also adopted, or are considering adopting, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. For example, Arizona has frozen hospital inpatient and outpatient reimbursements at the October 1, 2008 rates and discontinued a state health benefits program for low-income parents. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

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

        In many instances, the industry does not have the benefit of significant regulatory or judicial interpretations of these laws and regulations. This is particularly true in the case of the Medicare and Medicaid statute codified under Section 1128B(b) of the Social Security Act and known as the “Anti-Kickback Statute.” This law prohibits providers and other person or entities from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other federal healthcare programs. As authorized by the U.S. Congress, the U.S. Department of Health and Human Services has issued regulations which describe certain conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

        The safe harbor requirements are generally detailed, extensive, narrowly drafted and strictly construed. Many of the financial arrangements that our facilities maintain with physicians do not meet all of the requirements for safe harbor protection. The regulatory authorities that enforce the Anti-Kickback Statute may in the future determine that one or more of these arrangements violate the Anti-Kickback Statute or other federal or state laws. In addition, the Senate health reform bill includes provisions that would revise the scienter requirements such that a person need not have actual knowledge of the Anti-Kickback Statute or intent to violate the Anti-Kickback Statute to be found guilty of a violation. A determination that a facility has violated the Anti-Kickback Statute or other federal laws could subject us to liability under the Social Security Act, including criminal and civil penalties, as well as exclusion of the facility from participation in government programs such as Medicare and Medicaid or other federal healthcare programs.

        In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and (to an extent) Medicaid patients to providers of certain “designated health services” if the physician or a member of his or her immediate family has an ownership or investment interest in, or compensation arrangement with, that provider. In addition, the provider in such arrangements is prohibited from billing for all of the designated health services referred by the physician, and, if paid for such services, is required to promptly repay such amounts. Most of the services furnished by our facilities are “designated health services” for Stark Law purposes, including inpatient and outpatient hospital services. There are multiple exceptions to the Stark Law, among others, for physicians maintaining an ownership interest in an entire hospital or having a compensation relationship with the facility as a result of employment agreements, leases, physician recruitment and certain other arrangements. However, each of these exceptions applies only if detailed conditions are met. An arrangement subject to the Stark Law must qualify for an exception in order for the services to be lawfully referred by the physician and billed by the provider.

        CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. In addition, in July 2007 CMS proposed far-reaching changes to the regulations implementing the Stark Law that would further restrict the types of arrangements that hospitals and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. On July 31, 2008, CMS issued a final rule which, in part, finalized and responded to public comments regarding some of its July 2007 proposed major changes to the Stark Law regulations. The most far-reaching of the changes made in this final July 2008 rule effectively prohibit, as of a delayed effective date of October 1, 2009, both “under arrangements” ventures between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician and unit-of-service-based “per click” compensation and percentage-based compensation in office space and equipment leases between a hospital and any referring physician or entity owned, in whole or inpart, by a referring physician. We examined all of our “under arrangement” ventures and space and equipment leases with physicians to identify those arrangements which would have failed to conform to these new Stark regulations as of October 1, 2009, and we restructured or terminated all such non-conforming arrangements so identified prior to October 1, 2009. Because the Stark Law and its implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure you that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. We cannot assure you that the arrangements entered into by our hospitals with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

        Additionally, if we violate the Anti-Kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the False Claims Act, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.

        If we fail to comply with the Anti-Kickback Statute, the Stark Law, the False Claims Act or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, criminal penalties.

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

        Government officials responsible for enforcing healthcare laws could assert that one or more of our facilities, or any of the transactions in which we are involved, are in violation of the Anti-Kickback Statute or the Stark Law and related state law exceptions. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. Moreover, other healthcare companies, alleged to have violated these laws, have paid significant sums to settle such allegations and entered into “corporate integrity agreements” because of concern that the government might exercise its authority to exclude those providers from governmental payment programs (e.g., Medicare, Medicaid, TRICARE). A determination that one or more of our facilities has violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

        Federal law permits the Department of Health and Human Services Office of Inspector General (“OIG”) to impose civil monetary penalties, assessments or to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation. These penalties may also be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of or entities that contract with excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to OIG that two past employees of Vanguard had been excluded from participation in Medicare at certain times during their employment. Illinois and Massachusetts require governmental determinations of need (“Certificates of Need”) prior to the purchase of major medical equipment or the construction, expansion, closure, sale or change of control of healthcare facilities. We believe our facilities have obtained appropriate certificates wherever applicable. However, if a determination were made that we were in material violation of such laws, our operations and financial results could be materially adversely affected. The governmental determinations, embodied in Certificates of Need, can also affect our facilities’ ability to add bed capacity or important services. We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate the affected facility profitably.

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

        CMS announced in 2007 that it intends to collect information on ownership, investment and compensation arrangements with physicians from 500 (pre-selected) hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”) from each selected hospital. CMS also indicated that at least 10 of our hospitals will be among these 500 hospitals required to submit a DFRR because these 10 hospitals did not respond to CMS’ voluntary survey instrument on this topic purportedly submitted to these hospitals via email by CMS in 2006. CMS intends to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period, and CMS has indicated it may share this information with other government agencies and with congressional committees. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the hospitals. However, in July 2008 CMS announced that, based on its further review and expected further public comments on this matter, CMS may decide in the future to decrease (but not increase) the number of hospitals to which it will send the DFRR below the 500 hospitals originally designated.

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

        Any governmental investigation or enforcement action which results from the DFRR process could materially adversely affect our results of operations.

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

        Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of hospital companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including:

•	cost reporting and billing practices;
•	laboratory and home healthcare services;
•	physician ownership of, and joint ventures with, hospitals;
•	physician recruitment activities; and
•	other financial arrangements with referral sources.

        In addition, the federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under the False Claims Act may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act, which became law on May 20, 2009, changes the scienter requirements for liability under the False Claims Act. An entity may now violate the False Claims Act if it “knowingly and improperly avoids or decreases an obligation” to pay money to the United States. This includes obligations based on an “established duty . . . arising from . . . the retention of any overpayment.” Thus, if a provider is aware that it has retained an overpayment that it has an obligation to refund, this may form the basis of a False Claims Act violation even if the provider did not know the claim was “false” when it was submitted. In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes and have submitted claims to a governmental payer during the time period they allegedly violated these other statutes, have thereby submitted false claims under the False Claims Act. Such other statutes include the Anti-Kickback Statute and the Stark Law. Courts have held that violations of these statutes can properly form the basis of a False Claims Act case. Some states have adopted similar whistleblower and false claims provisions.

        The Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory, home health and durable medical equipment billing practices. As a result of these regulations and initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related healthcare operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. Under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.

        We maintain a voluntary compliance program to address health regulatory and other compliance requirements. This program includes initial and periodic ethics and compliance training, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to look at our financial relationships with physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

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

        In June 2006, we and two other hospital systems operating in San Antonio, Texas had a putative class action lawsuit brought against all of us alleging that we and the other defendants had conspired with one another and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the competing hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. On the same day that this litigation was brought against us and two other hospital systems in San Antonio, substantially similar class action litigation was brought against multiple hospitals in three other cities.

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

        In 2005, CMS began making public performance data related to 10 quality measures that hospitals submit in connection with their Medicare reimbursement. In February 2006, federal legislation was enacted to expand and provide for the future expansion of the number of quality measures that must be reported. During federal fiscal year 2008, CMS required hospitals to report 30 measures of inpatient quality of care to avoid a 2% point reduction in their market basket update. During federal fiscal year 2009, CMS required hospitals to report 43 inpatient quality measures to avoid a 2% point reduction in their market basket update. For federal fiscal year 2010, CMS will require hospitals to report 47 inpatient quality measures to avoid a 2% reduction in their market basket update. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures, patient volumes could decline. Also, the additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes.

        Our Phoenix Health Plan unit (“PHP”) also faces competition within the Arizona markets that it serves. As in the case of our hospitals, some of our health plan competitors in these markets are owned by governmental agencies or not-for-profit corporations that have greater financial resources than we do. The revenues we derive from PHP could significantly decrease if new plans operating in the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program, enter these markets or other existing AHCCCS plans increase their number of enrollees. Moreover, a failure to attract future enrollees may negatively impact our ability to maintain our profitability in these markets.

We may be subject to liabilities from claims brought against our facilities.

        We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been instituted or asserted against us, including those outside of the ordinary course of business such as class actions and those in the ordinary course of business such as malpractice lawsuits. Some of these actions may involve large claims as well as significant defense costs.

        We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our self-insured retention (directly, or indirectly, through an insurance subsidiary) of $10.0 million. As a result, a few successful claims against us that are within our self-insured retention amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. In addition, one or more claims could exceed the scope of the third-party coverage in effect or the coverage of particular claims or damages could be denied.

        Additionally, we experienced unfavorable claims development results during the six months ended December 31, 2009, which are reflected in our professional and general liability costs. The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flows to a greater extent than during fiscal year 2009. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

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

        Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of acute care services segment revenues (prior to these adjustments) was 11.8% during both fiscal 2008 and 2009. This ratio increased to 16.0% for the six months ended December 31, 2009. Approximately 330 basis points of this increase related to the uninsured discount and Medicaid pending policy changes implemented in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. Our self-pay discharges as a percentage of total discharges have not fluctuated significantly during the past three fiscal years. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay revenues, our results of operations could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

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

        In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of December 31, 2009, we employed more than 300 practicing physicians, excluding residents. The deployment of a physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.

We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.

        An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours. We have not acquired a hospital since December 2004 and may never acquire another hospital, which would seriously impact our ability to grow our business.

        Even if we are able to acquire more hospitals, such acquisitions may be on less than favorable terms. We may have difficulty obtaining financing, if necessary, for such acquisitions on satisfactory terms. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after purchasing it and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party. In addition, we may not be able to effectively integrate any acquired facilities with our operations. Even if we continue to acquire additional facilities and/or enter into partnerships or affiliations with other healthcare service providers, federal and state regulatory agencies may constrain our ability to grow.

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

Future acquisitions or joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.

        As part of our growth strategy, we may pursue acquisitions or joint ventures of hospitals or other related healthcare facilities and services. These acquisitions or joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition and results of operations. Acquisitions or joint ventures involve numerous risks, including:

•	difficulty and expense of integrating acquired personnel into our business;

•	diversion of management’s time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.

        We cannot assure you that we will succeed in obtaining financing for acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired hospitals profitably or succeed in achieving improvements in their financial performance.

The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities remains volatile. Successful malpractice or tort claims asserted against us, our physicians or our employees could materially adversely affect our financial condition and profitability.

        Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred during the period June 1, 2002 to May 31, 2006 and those subsequent to June 30, 2009, we maintained all of our professional and general liability insurance through this captive insurance subsidiary in respect of losses up to $10.0 million per occurrence. For claims incurred from June 1, 2006 to June 30, 2009, we self-insured the first $9.0 million per occurrence, and our captive subsidiary insured the next $1.0 million per occurrence. We have also purchased an umbrella excess policy for professional and general liability insurance for the period July 1, 2009 to June 30, 2010 with unrelated commercial carriers. This policy covers losses in excess of $10.0 million per occurrence up to $75.0 million, but is limited to total annual payments of $65.0 million in the aggregate. While our premium prices have declined during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition could be materially adversely affected.

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

        Among our operations as of December 31, 2009, five hospitals and various related healthcare businesses were located in San Antonio, Texas; five hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; and three hospitals and related healthcare businesses were located in Massachusetts.

        For the year ended June 30, 2009 and the six months ended December 31, 2009, our total revenues were generated as follows:

	Year Ended June 30, 2009	Six Months Ended December 31, 2009

San Antonio	29.6%	25.8%
Phoenix Health Plan and Abrazo Advantage Health Plan	19.3	23.2
Massachusetts	18.3	18.2
Metropolitan Phoenix, excluding Phoenix Health Plan and Abrazo Advantage Health Plan	17.9	18.3
Metropolitan Chicago (1)	14.6	14.1
Other	0.3	0.4

	100.0%	100.0%

____________________
(1) Includes MacNeal Health Providers

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

        For the year ended June 30, 2009 and the six months ended December 31, 2009, PHP generated approximately 18.1% and 22.1% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

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

        For the year ended June 30, 2009 and the six months ended December 31, 2009, AAHP generated 1.2% and 1.1% of our total revenues, respectively. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible enrollees on

January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2010. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.

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

Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.

        The Health Insurance Portability and Accountability Act of 1996 required the U.S. Department of Health and Human Services to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) — one part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) — broadened the scope of the HIPAA privacy and security regulations. On August 24, 2009, HHS issued an Interim Final Rule addressing security breach notification requirements and, on October 30, 2009, issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.

        Violations of the Health Insurance Portability and Accountability Act of 1996 could result in civil or criminal penalties. An investigation or initiation of civil or criminal actions could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. We have developed a comprehensive set of policies and procedures in our efforts to comply with the Health

Insurance Portability and Accountability Act of 1996 and other privacy laws. Our compliance officers are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with the Health Insurance Portability and Accountability Act of 1996 and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

As a result of increased post-payment reviews of claims we submit to Medicare for our services, we may incur additional costs and may be required to repay amounts already paid to us.

        We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of new government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted to long-term care hospitals, and audits of Medicare claims under the Recovery Audit Contractor program (“RAC”). The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) and was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS ended the demonstration project in March 2008 and commenced the permanent RAC program in all states beginning in 2009 with plans to have RACs in full operation in all 50 states by 2010.

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

        These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid.

If we fail to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.

        Technological advances with respect to computed axial tomography (CT), magnetic resonance imaging (MRI) and positron emission tomography (PET) equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly evaluate our equipment needs and upgrade equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs. If we fail to remain current with the technological advancements of the medical community, our volumes and revenue may be negatively impacted.

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

        The U.S. Congress is currently considering a bill called the Employee Free Choice Act of 2009 (“EFCA”), which organized labor, a major supporter of the Obama administration, has called its number one legislative objective. EFCA would amend the National Labor Relations Act to establish a procedure whereby the National Labor Relations Board (“NLRB”) would certify a union as the bargaining representative of employees, without a NLRB-supervised secret ballot election, if a majority of unit employees signs valid union authorization cards (the “card-check provision”). Additionally, under EFCA, parties that are unable to reach a first contract within 90 days of collective bargaining could refer the dispute to mediation by the Federal Mediation and Conciliation Service (the “Service”). If the Service is unable to bring the parties to agreement within 30 days, the dispute then would be referred to binding arbitration. Also, the bill would provide for increased penalties for labor law violations by employers. In July 2009, due to intense opposition from the business community, alternative draft legislation became public, dropping the card-check provision, but putting in its place new provisions making it easier for employees to organize including provisions to require shorter unionization campaigns, faster elections and limitations on employer-sponsored anti-unionization meetings, which employees are required to attend. This legislation, if passed, would make it easier for our nurses or other groups of hospital employees to unionize, which could materially increase our labor costs.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report. Section 404 also requires our independent auditors to opine on our internal control over financial reporting beginning with our fiscal year ending June 30, 2010. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we will reach in our June 30, 2010 management report will be the same as those reached by our independent auditors in their report. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.

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

        If we are unable to use these systems effectively, we may experience delays in collection of patient service revenues and may not be able to properly manage our operations or oversee compliance with laws or regulations.

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

        In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Illinois and Massachusetts are the only states in which we currently own hospitals that have certificate-of-need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations in these states.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

        Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At December 31, 2009, we had approximately $649.1 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our Chicago hospitals to their fair values. Our two Chicago hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors in previous quarters, the operating results of the Chicago hospitals have not improved to the level anticipated.

        After having the opportunity to evaluate the operating results of the Chicago hospitals for the first six months of fiscal year 2010 and to reassess the market trends and economic factors, we concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss in our condensed consolidated statement of operations for the quarter ended December 31, 2009.

Our hospitals are subject to potential responsibilities and costs under environmental laws that could lead to material expenditures or liability.

        We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of hazardous materials, hazardous waste and medical waste, above-ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors.

        We also may be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or our predecessors or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

Item 4.    Submission of Matters to a Vote of Security Holders.

        The following persons were re-elected to our board of directors by the holders of 100% of our outstanding common stock by action taken pursuant to a written consent dated November 3, 2009 of such holders in lieu of an annual stockholders’ meeting:

Michael A. Dal Bello
M. Fazle Husain
Charles N. Martin, Jr.
Alan M. Muney, M.D.
James A. Quella
Neil P. Simpkins

        Also, on November 3, 2009 (but prior to the election of the directors referred to above), Michael J. Parsons informed us, at a regular meeting of our board of directors, that he declined to stand for re-election to the Company’s board of directors. Mr. Parsons cited as the reason the increased demands on his time as a result of him assuming earlier in calendar year 2009 on a full-time basis the position of Chief Executive Officer of SouthernCare, Inc., a hospice provider based in Birmingham, Alabama, with offices in 25 states.

Item 6.    Exhibits.

        The exhibits filed as part of this report are listed in the Index to Exhibits which is located at the end of this report.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:     February 9, 2010                                                                  VANGUARD HEALTH SYSTEMS, INC.

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

4.1

Indenture, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and U.S. Bank National Association, as Trustee, including the form of 8% Senior Notes due 2018. (Incorporated by reference from Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated February 3, 2010, File No. 333-71934.)

4.2

Registration Rights Agreement, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference from Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated February 3, 2010, File No. 333-71934.)

4.3

Ninth Supplemental Indenture, dated as of January 28, 2010, relating to the 9% Senior Subordinated Notes due 2014, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., and the other guarantors named therein and U.S. Bank National Association, as Trustee. (Incorporated by reference from Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated February 3, 2010, File No. 333-71934.)

4.4

First Supplemental Indenture, dated as of January 28, 2010, relating to the 11.25% Senior Discount Notes due 2015, among Vanguard Health Holding Company I, LLC, Vanguard Holding Company I, Inc., Vanguard Health Systems, Inc. and U.S. Bank National Association, as Trustee. (Incorporated by reference from Exhibit 4.4 to the registrant’s Current Report on Form 8-K dated February 3, 2010, File No. 333-71934.)

10.1

Credit Agreement, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Health Holding Company I, LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto. (Incorporated by reference from Exhibit 10.1 to the registrant’s Current Report on Form 8-K dated February 3, 2010, File No. 333-71934.)

10.2

Amendment No. 1, dated as of November 3, 2009, to Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and Charles N. Martin, Jr., as proxyholder for certain employees party thereto.

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