Form 10-Q
period 2010-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2010-05-11
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_______________

FORM 10-Q
_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

          There were 749,104 shares of common stock outstanding as of May 1, 2010 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2009	March 31, 2010

ASSETS	(In millions, except share and per share amounts)
Current assets:
Cash and cash equivalents	$308.2	$210.3
Restricted cash	1.9	2.0
Accounts receivable, net of allowance for doubtful accounts of approximately $121.5 and $70.4 at June 30, 2009 and March 31, 2010, respectively	275.3	294.8
Inventories	48.3	49.2
Deferred tax assets	29.6	18.3
Prepaid expenses and other current assets	68.4	56.4

Total current assets	731.7	631.0
Property, plant and equipment, net of accumulated depreciation	1,174.1	1,173.4
Goodwill	692.1	649.1
Intangible assets, net of accumulated amortization	54.6	68.9
Deferred tax assets, noncurrent	38.0	63.7
Investments in auction rate securities	21.6	21.6
Other assets	19.0	20.0

Total assets	$2,731.1	$2,627.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.9	$168.2
Accrued salaries and benefits	133.9	125.0
Accrued health plan claims	117.6	141.7
Accrued interest	13.2	17.7
Other accrued expenses and current liabilities	79.5	63.6
Current maturities of long-term debt	8.0	8.2

Total current liabilities	480.1	524.4
Professional and general liability and workers compensation reserves	76.7	79.1
Other liabilities	34.9	30.1
Long-term debt, less current maturities	1,543.6	1,743.4
Commitments and contingencies
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $.01 par value; 1,000,000 shares authorized; 749,550 and 749,104 issued and outstanding, respectively	–	–
Additional paid-in capital	651.3	354.2
Accumulated other comprehensive loss	(6.8)	(2.5)
Retained deficit	(56.7)	(108.7)

Total Vanguard Health Systems, Inc. stockholders’ equity	587.8	243.0
Non-controlling interests	8.0	7.7

Total equity	595.8	250.7

Total liabilities and equity	$2,731.1	$2,627.7

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,

	2009 (as adjusted, See Note 2)	2010	2009 (as adjusted, See Note 2)	2010

	(In millions)

Patient service revenues	$676.1	$649.8	$1,888.8	$1,900.2
Premium revenues	181.9	211.4	480.8	628.0

Total revenues	858.0	861.2	2,369.6	2,528.2

Costs and Expenses:
Salaries and benefits (includes stock compensation of $1.2, $0.6, $3.4 and $3.5, respectively)	328.4	328.7	923.7	967.6
Health plan claims expense	143.0	168.1	370.7	499.9
Supplies	115.3	114.1	339.9	339.9
Provision for doubtful accounts	52.5	40.7	155.4	112.9
Purchased services	43.3	45.4	125.0	137.7
Non-income taxes	20.7	13.9	39.7	38.8
Rents and leases	11.0	11.2	32.5	33.5
Other operating expenses	58.8	49.6	158.2	158.8
Depreciation and amortization	31.6	34.6	96.0	102.9
Interest, net	27.2	29.9	84.5	84.6
Impairment loss	–	–	–	43.1
Debt extinguishment costs	–	73.2	–	73.2
Other	1.2	0.9	2.0	3.5

Income (loss) from continuing operations before income taxes	25.0	(49.1)	42.0	(68.2)
Income tax benefit (expense)	(8.2)	16.5	(13.5)	18.2

Income (loss) from continuing operations	16.8	(32.6)	28.5	(50.0)
Income (loss) from discontinued operations, net of taxes	(0.3)	0.2	0.6	0.1

Net income (loss)	16.5	(32.4)	29.1	(49.9)
Less: Net income attributable to non-controlling interests	(0.7)	(0.4)	(2.3)	(2.1)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.8	$(32.8)	$26.8	$(52.0)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$16.1	$(33.0)	$26.2	$(52.1)
Income (loss) from discontinued operations, net of taxes	(0.3)	0.2	0.6	0.1

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.8	$(32.8)	$26.8	$(52.0)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended March 31, 2010
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non- Controlling Interests	Total Equity

	Shares	Amount

	(In millions, except share amounts)

Balance at June 30, 2009	749,550	$–	$651.3	$(6.8)	$(56.7)	$8.0	$595.8
Stock compensation (non-cash)	–	–	3.5	–	–	–	3.5
Repurchase of stock	(242,659)	–	(300.6)	–	–	–	(300.6)
Stock split ($.01 par value)	242,213	–	–	–	–	–	–
Distributions paid to non-controlling interests	–	–	–	–	–	(2.4)	(2.4)
Comprehensive income (loss):
Change in fair value of interest rate swap (net of tax effect)	–	–	–	2.6	–	–	2.6
Termination of interest rate swap	–	–	–	1.7	–	–	1.7
Net income (loss)	–	–	–	–	(52.0)	2.1	(49.9)

Total comprehensive income (loss)				4.3	(52.0)	2.1	(45.6)

Balance at March 31, 2010	749,104	$–	$354.2	$(2.5)	$(108.7)	$7.7	$250.7

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31, 2009 (as adjusted, See Note 2)	Nine months ended March 31, 2010

	(In millions)
Operating activities:
Net income (loss)	$29.1	$(49.9)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income from discontinued operations, net of taxes	(0.6)	(0.1)
Depreciation and amortization	96.0	102.9
Provision for doubtful accounts	155.4	112.9
Deferred income taxes	(1.0)	(20.0)
Amortization of loan costs	4.0	4.1
Accretion of principal on notes	16.0	6.1
Debt extinguishment costs	–	73.2
Loss (gain) on sale of assets	(2.1)	0.5
Stock compensation	3.4	3.5
Non-cash realized holding loss on investments	0.6	–
Impairment loss	–	43.1
Changes in operating assets and liabilities:
Accounts receivable	(174.5)	(132.4)
Inventories	(0.3)	(0.9)
Prepaid expenses and other current assets	5.4	(12.8)
Accounts payable	15.0	40.2
Accrued expenses and other liabilities	104.4	48.2

Net cash provided by operating activities – continuing operations	250.8	218.6
Net cash provided by operating activities – discontinued operations	0.6	0.1

Net cash provided by operating activities	251.4	218.7

Investing activities:
Capital expenditures	(87.3)	(111.1)
Acquisitions	(3.7)	(1.5)
Proceeds from asset dispositions	4.0	1.5
Other	(4.3)	(0.3)

Net cash used in investing activities	(91.3)	(111.4)

Financing activities:
Payments of long-term debt	(5.8)	(1,557.4)
Proceeds from debt borrowings	–	1,751.3
Payments of refinancing costs and fees	–	(90.1)
Repurchases of stock	–	(300.6)
Payments related to derivative instrument with financing element	–	(6.0)
Payments to retire stock and stock options	(0.2)	–
Distributions paid to non-controlling interests	(3.5)	(2.4)

Net cash used in financing activities	(9.5)	(205.2)

Net increase (decrease) in cash and cash equivalents	150.6	(97.9)
Cash and cash equivalents, beginning of period	141.6	308.2

Cash and cash equivalents, end of period	$292.2	$210.3

Net cash paid for interest	$53.1	$72.7

Net cash paid (received) for income taxes	$4.2	$(13.2)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Unaudited)

1.     BUSINESS AND BASIS OF PRESENTATION

Business

        Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas.  As of March 31, 2010, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,135 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns three managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying unaudited condensed consolidated financial statements.  Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $13.6 million, $17.1 million, $37.1 million and $51.0 million for the three and nine months ended March 31, 2009 and 2010, respectively.

        During the first quarter of fiscal 2010, Vanguard implemented its new uninsured discount policy in its Phoenix and San Antonio hospitals similar to the policy adopted at its Illinois hospitals in April 2009. The new policy applies to patients receiving services in these hospitals who had no insurance coverage and who did not otherwise qualify for charity care under Vanguard’s guidelines. Under this policy, Vanguard applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. Total uninsured discounts were approximately $48.1 million and $161.0 million for the three months and nine months ended March 31, 2010, respectively.

        The unaudited condensed consolidated financial statements as of March 31, 2010 and for the three and nine months ended March 31, 2009, as adjusted (see Note 2), and 2010 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented.  The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2010. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2009 included in Vanguard’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010.

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

        Refinancing Transactions

        In January 2010, Vanguard completed a comprehensive refinancing plan (the “Refinancing”).  Under the Refinancing, certain of Vanguard’s subsidiaries issued $950.0 million of new 8.0% Senior Unsecured Notes due 2018 (the “8.0% Notes”), entered into an $815.0 million senior secured term loan maturing in 2016 (the “2010 term loan facility”) and entered into a new $260.0 million revolving credit facility that expires in 2015 (the “2010 revolving facility”). The proceeds from these new debt instruments were used to repay the outstanding principal and interest related to Vanguard’s previous term loan facility; to retire its previously outstanding 9.0% senior subordinated notes (the “9.0% Notes”) and its 11.25% senior discount notes (the “11.25% Notes”) through redemption or tender offers/consent solicitations and pay accrued interest for such notes; to purchase 446 shares of common stock from certain former employees; to fund a $300.0 million distribution to repurchase a portion of the shares owned by the remaining stockholders; and to pay fees and expenses relating to the Refinancing of $90.1 million. See Notes 7 and 10 for additional discussion of the debt and equity transactions associated with the Refinancing.

2.     ADOPTION OF NEW ACCOUNTING STANDARDS

        In June 2009, the Financial Accounting Standards Board (“FASB”) issued its Accounting Standards Codification (“ASC”) and modified the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, ASC is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. ASC was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This guidance became effective for Vanguard beginning in the first quarter of its fiscal year ending June 30, 2010.

        Effective July 1, 2009, Vanguard adopted the transition guidance of accounting for non-controlling interests in consolidated financial statements.  The guidance establishes a single method of accounting for non-controlling interests in subsidiaries and requires non-controlling interests in a subsidiary to be reported as a component of equity in the consolidated balance sheet subject to the guidance for distinguishing liabilities from equity. The transition guidance also requires consolidated net income (loss) to include both the parent and non-controlling interest’s portion of the operating results of the subsidiary with separate disclosure on the income statement of the amounts attributable to the parent versus the non-controlling interest. The following describes the impact to Vanguard’s financial statements as of June 30, 2009 and March 31, 2010 and for the three and nine months ended March 31, 2009 and 2010 related to the adoption of this guidance (the presentation and disclosure requirements of the guidance discussed above were retrospectively applied in Vanguard’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 19, 2010 to certain financial statements of Vanguard as of and for the periods prior to adoption).

•

Vanguard reclassified its minority interests in equity of consolidated entities from the liabilities section of its balance sheets to equity. This reclassification was $8.0 million as of June 30, 2009. Vanguard has one non-controlling interest whose classification was included in mezzanine equity due to the existence of redemption features that are outside the control of Vanguard. However, the fair value of this non-controlling interest was zero (the maximum redemption value) as of June 30, 2009 and March 31, 2010.

•

Net income attributable to non-controlling interests is no longer deducted to arrive at net income (loss). Instead, net income (loss) is attributed to the controlling and non-controlling interests in the condensed consolidated statements of operations. Accordingly, net income increased by $0.7 million and $2.3, respectively, million for the three and nine months ended March 31, 2009 compared to net income previously reported for those periods.

•

The payment of cash distributions to the entities holding the non-controlling interests are now reported as financing activities on the condensed consolidated statements of cash flows for the nine months ended March 31, 2009 and 2010 instead of being included in operating activities. These cash distributions were $3.5 million and $2.4 million for the nine months ended March 31, 2009 and 2010, respectively.

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

        The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of March 31, 2010, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair Value	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Assets:
Investments in auction rate securities	$21.6	$–	$–	$21.6

        There was no significant change in the fair value measurements using significant Level 3 unobservable inputs from June 30, 2009 to March 31, 2010.

        Auction Rate Securities

        At March 31, 2010, Vanguard held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying condensed consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the ARS was $26.3 million at March 31, 2010. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $21.6 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in the pertinent accounting guidance, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value recovering to par value.

        In September 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender offer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these marketable securities during the quarter ended September 30, 2008, which is included in other expenses on the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2009. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. As a result of the failed tender and continued lack of immediate marketability, all $21.6 million of ARS are presented as long-term assets on the accompanying condensed consolidated balance sheets. In addition, Vanguard recorded temporary impairments of $4.1 million ($2.5 million, net of taxes) related to the ARS during the fiscal year ended June 30, 2009, which are included in accumulated other comprehensive loss (“AOCL”) on the condensed consolidated balance sheets.

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

        Long-Term Debt

        The fair values of the 8.0% Notes and the 2010 term loan facility as of March 31, 2010 were approximately $926.3 million and $821.1 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

4.     STOCK-BASED COMPENSATION

        Vanguard has one stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of March 31, 2010, the 2004 Option Plan, as amended, allows for the issuance of up to 145,611 options to purchase common stock of Vanguard to its employees. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof.  The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $2,599.53 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Option Plan. As of March 31, 2010, 113,919 options were outstanding under the 2004 Option Plan. Vanguard recognized compensation expense related to the 2004 Option Plan of $1.2 million, $0.6 million, $3.4 million and $3.5 million during the three and nine months ended March 31, 2009 and 2010, respectively. See Note 10 for additional information related to the 2004 Option Plan resulting from the Refinancing.

5.     INTANGIBLE ASSETS

        The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2009 and March 31, 2010 (in millions).

	Gross Carrying Amount		Accumulated Amortization

Class of Intangible Asset	June 30, 2009	March 31, 2010	June 30, 2009	March 31, 2010

Amortized intangible assets:
Deferred loan costs	$43.8	$37.9	$21.5	$0.7
Contracts	31.4	31.4	14.9	17.3
Physician income and other guarantees	27.2	30.5	18.3	22.0
Other	4.7	8.3	1.0	2.4

Subtotal	107.1	108.1	55.7	42.4
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	–	–

Total	$110.3	$111.3	$55.7	$42.4

        Amortization expense for contract-based intangibles and other intangible assets during the nine months ended March 31, 2009 and 2010 was approximately $2.7 million and $3.8 million, respectively.

        Amortization of deferred loan costs of $4.0 million and $4.1 million during the nine months ended March 31, 2009 and 2010, respectively, is included in net interest. In connection with the Refinancing (Note 1) approximately $18.5 million of the previously capitalized deferred loan costs were expensed as debt extinguishment costs and approximately $0.6 million will continue to be amortized under carryover lender provisions.  In addition, Vanguard capitalized approximately $37.3 million of deferred loan costs during the three months ended March 31, 2010 associated with its new debt instruments.

        Amortization of physician income and other guarantees of $4.5 million and $3.7 million during the nine months ended March 31, 2009 and 2010, respectively, is included in purchased services or other operating expenses.

6.     IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

        Vanguard’s two Chicago hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors during fiscal years 2008 and 2009, the operating results of the Chicago hospitals did not improve to the level anticipated during the first half of fiscal 2010. After having the opportunity to evaluate the operating results of the Chicago hospitals for the first six months of fiscal year 2010 and reassess the market trends and economic factors, Vanguard concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. Vanguard performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, Vanguard determined that the $43.1 million remaining goodwill related to this reporting unit of Vanguard’s acute care services segment was impaired. Vanguard recorded a $43.1 million ($31.8 million, net of taxes) non-cash impairment loss in the condensed consolidated statement of operations during the nine months ended March 31, 2010.

7.     FINANCING ARRANGEMENTS

        A summary of Vanguard’s long-term debt at June 30, 2009 and March 31, 2010 follows (in millions).

	June 30, 2009	March 31, 2010

9.0% Senior Subordinated Notes	$575.0	$–
11.25% Senior Discount Notes	210.2	–
Term loans payable under credit facility due 2011	766.4	–
8.0% Senior Unsecured Notes	–	936.6
Term loans payable under credit facility due 2016	–	815.0

	1,551.6	1,751.6
Less: current maturities	(8.0)	(8.2)

	$1,543.6	$1,743.4

8.0% Notes

        In connection with the Refinancing on January 29, 2010, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $950.0 million ($936.3 million cash proceeds) 8% Senior Unsecured Notes due February 1, 2018 (“8.0% Notes”). Interest on the 8.0% Notes is payable semi-annually on August 1 and February 1 of each year. The 8.0% Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future senior unsecured indebtedness of the Issuers. The $13.7 million discount is accreted to par over the term of the 8.0% Notes. All payments on the 8.0% Notes are guaranteed jointly and severally on a senior unsecured basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.

        On or after February 1, 2014, the Issuers may redeem all or part of the 8.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 8.0% Notes. In addition, the Issuers may redeem up to 35% of the 8.0% Notes prior to February 1, 2013 with the net cash proceeds from certain equity offerings at a price equal to 108% of their principal amount, plus accrued and unpaid interest. The Issuers may also redeem some or all of the 8.0% Notes before February 1, 2014 at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest.

        On May 7, 2010, the Issuers exchanged substantially all of their outstanding 8.0% Notes for new 8.0% senior unsecured notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on March 3, 2010, that became effective on April 1, 2010.

Credit Facility Debt

        In connection with the Refinancing on January 29, 2010, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Co-borrowers”), entered into new senior secured credit facilities (the “2010 credit facilities”) with various lenders and Bank of America, N.A. and Barclays Capital as joint book runners, and repaid all amounts outstanding under the previous credit facility. The 2010 credit facilities include a six-year term loan facility (the “2010 term loan facility”) in the aggregate principal amount of $815.0 million and a five-year $260.0 million revolving credit facility (the “2010 revolving facility”).

        In addition, subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of certain other conditions, the Co-borrowers may request an incremental term loan facility to be added to the 2010 term loan facility. The Co-borrowers may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving capacity and the satisfaction of other conditions. Vanguard’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $229.8 million as of March 31, 2010.

        The 2010 term loan facility bears interest at a rate equal to, at Vanguard’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to Vanguard’s term loan facility borrowings was approximately 5.0% as of March 31, 2010. Vanguard also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until maturity of the term debt.

        Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($30.2 million of which were outstanding at March 31, 2010). Vanguard also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. The 2010 credit facilities contain numerous covenants that restrict Vanguard or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. Vanguard’s first test period to comply with these covenants is June 30, 2010.

        Obligations under the credit agreement governing the 2010 term loan facility are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under this credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

Maturities

        The aggregate annual principal payments of long-term debt for the remainder of fiscal 2010 and each fiscal year thereafter are as follows:  2010 - $2.0 million; 2011 - $8.1 million; 2012 - $8.1 million; 2013 - $8.1 million; 2014 -$8.1 million; 2015 - $8.1 million and $1,722.5 million thereafter.

Debt Extinguishment Costs

        In connection with the Refinancing, Vanguard recorded debt extinguishment costs of $73.2 million ($45.4 million net of taxes).  The debt extinguishment costs include $40.2 million of tender/consent fees and call premiums to extinguish the 9.0% Notes and 11.25% Notes, $18.5 million of previously capitalized loan costs, $11.8 million of loan costs incurred related to the new debt instruments that Vanguard expensed in accordance with accounting guidance related to modifications or exchanges of debt instruments for which carryover lenders’ cash flows changed by more than 10%, $1.7 million for the interest rate swap settlement payment and $1.0 million of third party costs, all related to the Refinancing.

8.     INCOME TAXES

        Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Nine months ended

	March 31, 2009	March 31, 2010
Current:
Federal	$12.8	$0.4
State	1.7	1.4

Total current	14.5	1.8

Deferred:
Federal	1.8	(20.5)
State	(2.4)	(2.9)

Total deferred	(0.6)	(23.4)
Change in valuation allowance	(0.4)	3.4

Total income tax expense (benefit)	$13.5	$(18.2)

        The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Nine months ended

	March 31, 2009	March 31, 2010

Income tax at federal statutory rate	35.0%	35.0%
Income tax at state statutory rate	(3.2)	2.8
Nondeductible expenses and other	3.3	(1.1)
Book income of consolidated partnerships attributable to noncontrolling interests	(1.9)	1.1
Nondeductible impairment loss	–	(6.1)
Change in valuation allowance	(1.0)	(5.0)

Effective income tax rate	32.2%	26.7%

        As of March 31, 2010, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $209.0 million and $700.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2029 to 2031 and 2010 to 2031, respectively.

        Vanguard’s U.S. federal income tax returns for tax years 2005 and subsequent years remain subject to examination by the Internal Revenue Service.

9.     COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss) consists of two components: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under the relative accounting guidance are recorded as elements of equity but are excluded from net income (loss). The following table presents the components of comprehensive income (loss), net of taxes, for the three and nine month periods ended March, 2009 and 2010 (in millions).

	Three months ended March 31, 2009	Three months ended March 31, 2010	Nine months ended March 31, 2009	Nine months ended March 31, 2010

Net income (loss)	$16.5	$(32.4)	$29.1	$(49.9)
Change in fair value of interest rate swap	0.2	0.9	(12.9)	5.2
Change in unrealized holding losses on auction rate securities	–	–	(1.5)	–
Change in income tax (expense) benefit	–	(1.0)	5.6	(2.6)
Termination of interest rate swap	–	1.7	–	1.7

Comprehensive income (loss)	$16.7	$(30.8)	$20.3	$(45.6)

        The reclassification adjustments from accumulated other comprehensive loss to net loss, for the interest rate swap termination were $1.7 million ($1.0 million net of taxes) and are included in debt extinguishment costs for the three months and nine months ended March 31, 2010.

        The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2009 and March 31, 2010 are as follows (in millions).

	June 30, 2009	March 31, 2010

Fair value of interest rate swap	$(6.9)	$–
Unrealized holding loss on investments in auction rate securities	(4.1)	(4.1)
Income tax benefit	4.2	1.6

Accumulated other comprehensive loss	$(6.8)	$(2.5)

10.  EQUITY TRANSACTIONS

        In January 2010, Vanguard’s Board of Directors authorized and Vanguard completed the repurchase of 446 shares held by certain former employees and  242,213 shares of outstanding common stock held by the remaining shareholders through privately negotiated transactions for $300.6 million as part of the Refinancing. Subsequent to the $300.6 million share repurchase, Vanguard completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the distribution (other than the holders of the 446 shares) to the same level as that in effect immediately prior to the distribution. As required by the 2004 Option Plan, Vanguard reduced the exercise price for each class of outstanding options by $400.47, the per share equivalent of the repurchase of 242,213 shares discussed above, in order to keep the potential ownership position of the option holders equitable subsequent to such share repurchases and common share stock split. The exercise price adjustment did not result in additional stock compensation expense during the current period.

11.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures—Overall,” that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The new disclosures and clarifications of existing disclosures were effective for Vanguard’s quarter ended March 31, 2010, except for the disclosures about the roll-forward of activity in Level 3 fair value measurements, which will be required to be adopted by Vanguard for the quarter ended September 30, 2011. The adoption of this standard will have no significant impact on Vanguard’s financial position, results of operations or cash flows.

        In September 2009, the FASB issued additional guidance concerning the manner in which fair value of liabilities should be determined. Previous guidance defined the fair value of a liability as the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date. The new guidance amends these criteria by specifically addressing valuation techniques, liabilities traded as assets and quoted prices in an active market. The new guidance was effective for Vanguard’s quarter ended March 31, 2010. The adoption of this new guidance did not significantly impact Vanguard’s financial position, results of operations or cash flows.

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

        The following tables provide unaudited condensed financial information by operating segment for the three and nine month periods ended March 31, 2009 and 2010, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended March 31, 2009				Three months ended March 31, 2010

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$676.1	$–	$–	$676.1	$649.8	$–	$–	$649.8
Premium revenues	–	181.9	–	181.9	–	211.4	–	211.4
Inter-segment revenues	7.7	–	(7.7)	–	10.7	–	(10.7)	–

Total revenues	683.8	181.9	(7.7)	858.0	660.5	211.4	(10.7)	861.2

Salaries and benefits (excludes stock compensation)	319.0	8.2	–	327.2	319.7	8.4	–	328.1
Health plan claims expense (1)	–	143.0	–	143.0	–	168.1	–	168.1
Supplies	115.3	–	–	115.3	114.1	–	–	114.1
Provision for doubtful accounts	52.5	–	–	52.5	40.7	–	–	40.7
Other operating expenses - external	124.3	9.5	–	133.8	110.8	9.3	–	120.1
Operating expenses – inter-segment	–	7.7	(7.7)	–	–	10.7	(10.7)	–

Total operating expenses	611.1	168.4	(7.7)	771.8	585.3	196.5	(10.7)	771.1

Segment EBITDA (2)	72.7	13.5	–	86.2	75.2	14.9	–	90.1

Less:
Interest, net	26.9	0.3	–	27.2	30.1	(0.2)	–	29.9
Depreciation and amortization	30.6	1.0	–	31.6	33.5	1.1	–	34.6
Equity method income	(0.1)	–	–	(0.1)	(0.3)	–	–	(0.3)
Stock compensation	1.2	–	–	1.2	0.6	–	–	0.6
Monitoring fees and expenses	1.3	–	–	1.3	1.2	–	–	1.2
Debt extinguishment costs	–	–	–	–	73.2	–	–	73.2

Income (loss) from continuing operations before income taxes	$12.8	$12.2	$–	$25.0	$(63.1)	$14.0	$–	$(49.1)

Capital expenditures	$32.3	$0.3	$–	$32.6	$42.6	$0.1	$–	$42.7

	Nine months ended March 31, 2009				Nine months ended March 31, 2010

	Acute Care Services	Health Plans	Eliminations	Consolidated	Acute Care Services	Health Plans	Eliminations	Consolidated

Patient service revenues (1)	$1,888.8	$–	$–	$1,888.8	$1,900.2	$–	$–	$1,900.2
Premium revenues	–	480.8	–	480.8	–	628.0	–	628.0
Inter-segment revenues	25.0	–	(25.0)	–	31.7	–	(31.7)	–

Total revenues	1,913.8	480.8	(25.0)	2,369.6	1,931.9	628.0	(31.7)	2,528.2

Salaries and benefits (excludes stock compensation)	897.6	22.7	–	920.3	938.9	25.2	–	964.1
Health plan claims expense (1)	–	370.7	–	370.7	–	499.9	–	499.9
Supplies	339.7	0.2	–	339.9	339.8	0.1	–	339.9
Provision for doubtful accounts	155.4	–	–	155.4	112.9	–	–	112.9
Other operating expenses - external	328.6	26.8	–	355.4	341.6	27.2	–	368.8
Operating expenses – inter-segment	–	25.0	(25.0)	–	–	31.7	(31.7)	–

Total operating expenses	1,721.3	445.4	(25.0)	2,141.7	1,733.2	584.1	(31.7)	2,285.6

Segment EBITDA (2)	192.5	35.4	–	227.9	198.7	43.9	–	242.6

Less:
Interest, net	85.3	(0.8)	–	84.5	85.2	(0.6)	–	84.6
Depreciation and amortization	93.0	3.0	–	96.0	99.6	3.3	–	102.9
Equity method income	(0.4)	–	–	(0.4)	(0.8)	–	–	(0.8)
Stock compensation	3.4	–	–	3.4	3.5	–	–	3.5
Loss (gain) on disposal of assets	(2.1)	–	–	(2.1)	0.4	–	–	0.4
Realized holding loss on investments	0.6	–	–	0.6	–	–	–	–
Monitoring fees and expenses	3.9	–	–	3.9	3.9	–	–	3.9
Debt extinguishment costs	–	–	–	–	73.2	–	–	73.2
Impairment loss	–	–	–	–	43.1	–	–	43.1

Income (loss) from continuing operations before income taxes	$8.8	$33.2	$–	$42.0	$(109.4)	$41.2	$–	$(68.2)

Capital expenditures	$85.7	$1.6	$–	$87.3	$110.5	$0.6	$–	$111.1

Segment assets	$2,586.5	$156.5	$–	$2,743.0	$2,474.2	$153.5	$–	$2,627.7

____________________
(1)

Vanguard eliminates in consolidation those patient service revenues earned by its hospitals and related healthcare facilities attributable to services provided to enrollees in its owned health plans and also eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)

Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses, debt extinguishment costs and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States.  Segment EBITDA, as presented, may not be comparable to similarly titled measures of other companies.

13.  COMMITMENTS AND CONTINGENCIES

        Management evaluates contingencies based upon the best available information and believes that adequate provision for potential losses associated with contingencies has been made. In management’s opinion, based on current available information, these commitments described below will not have a material effect on Vanguard’s results of operations or financial position, but the capital commitments could have an effect on the timing of Vanguard’s cash flows, including its need to borrow available amounts under its 2010 revolving facility.

Capital Expenditure Commitments

        During the three months ended March 31, 2010, Vanguard entered into a $56.4 million agreement for the construction of a replacement facility for one of its hospitals in San Antonio, Texas. Vanguard expects to spend a total of $86.2 million, including costs to equip, to complete the project and expects the new facility to open in the summer of 2011. Through March 31, 2010, Vanguard had spent approximately $5.0 million, of the total budgeted $86.2 million, related to this replacement facility. Vanguard currently has multiple other capital projects underway including significant advanced clinical system upgrades.  As of March 31, 2010, Vanguardestimated its remaining commitments to complete all capital projects in process to be approximately $72.7 million.

Insurance Risks

        Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. For professional and general liability claims incurred from June 1, 2002 to May 31, 2006 and incurred subsequent to June 30, 2009, Vanguard’s wholly owned captive subsidiary insured its risks at a $10.0 million retention level. For claims incurred between June 1, 2006 and June 30, 2009, Vanguard self-insures the first $9.0 million per claim, and the captive subsidiary insures the next $1.0 million per claim. Vanguard’s captive subsidiary maintains excess coverage from independent third party insurers on a claims-made basis for individual claims exceeding $10.0 million up to $75.0 million, but limited to total annual payments of $65.0 million in the aggregate. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million. During the nine months ended March 31, 2010, Vanguard increased its professional and general liability reserve by $8.4 million ($5.3 million, net of taxes) and reduced its workers compensation reserve by $5.1 ($3.2 million, net of taxes) million for changes in claims development related to prior years. During the quarter ended March 31, 2010, Vanguard settled and paid the significant professional liability case for which a $14.9 million verdict was rendered in April 2009. In connection with this settlement, the previous $20.0 million cash escrow deposit was transferred to Vanguard’s operating cash account and a portion used to pay the settlement.

Patient Service Revenues

        Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made.  Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income (loss) from continuing operations before income taxes by $1.6 million and $1.6 million for the three months ended March 31, 2009 and 2010 and by $5.4 million and $6.1 million for the nine months ended March 31, 2009 and 2010, respectively. Vanguard recorded $21.9 million and $21.0 million of charity care deductions during the three months ended March 31, 2009 and 2010, respectively. Vanguard recorded $70.3 million and $64.2 million of charity care deductions during the nine months ended March 31, 2009 and 2010, respectively.

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

Guarantees

        Physician Guarantees

        In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 36 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. Accounting for minimum revenue guarantees requires that a liability be recorded at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of March 31, 2010, Vanguard had a net intangible asset of $8.5 million and a remaining liability of $2.8 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees as of March 31, 2010 was approximately $3.7 million.

        Other Guarantees

        As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon Plan membership and capitation premiums received.  As of March 31, 2010, Vanguard maintained this performance guarantee in the form of $50.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.

14.  FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND
        NON-GUARANTOR SUBSIDIARIES

        Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries had previously jointly and severally guaranteed the 9.0% Notes on a subordinated basis and currently jointly and severally guarantee the 8.0% Notes. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities did not previously guarantee the 9.0% Notes and currently do not guarantee the 8.0% Notes in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the senior notes (both the previous 9.0% Notes and the new 8.0% Notes), the issuers of the senior discount notes (the 11.25% Notes), the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2009 and March 31, 2010 and for the three and nine months ended March 31, 2009 and 2010 follows.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
June 30, 2009
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$168.3	$139.9	$–	$308.2
Restricted cash	–	–	–	0.2	1.7	–	1.9
Accounts receivable, net	–	–	–	257.0	18.3	–	275.3
Inventories	–	–	–	44.5	3.8	–	48.3
Prepaid expenses and other current assets	2.5	–	–	94.9	34.6	(34.0)	98.0

Total current assets	2.5	–	–	564.9	198.3	(34.0)	731.7

Property, plant and equipment, net	–	–	–	1,114.7	59.4	–	1,174.1
Goodwill	–	–	–	608.5	83.6	–	692.1
Intangible assets, net	–	19.4	2.9	13.5	18.8	–	54.6
Investments in consolidated subsidiaries	608.8	–	–	–	24.5	(633.3)	–
Investments in auction rate securities	–	–	–	–	21.6	–	21.6
Other assets	–	–	–	56.8	0.2	–	57.0

Total assets	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$112.7	$15.2	$–	$127.9
Accrued expenses and other current liabilities	–	20.0	–	201.9	122.3	–	344.2
Current maturities of long-term debt	–	8.0	–	(0.2)	0.2	–	8.0

Total current liabilities	–	28.0	–	314.4	137.7	–	480.1

Other liabilities	–	–	–	71.9	73.7	(34.0)	111.6
Long-term debt, less current maturities	–	1,333.4	210.2	–	–	–	1,543.6
Intercompany	15.5	(810.4)	(120.9)	1,314.8	(60.1)	(338.9)	–
Equity	595.8	(531.6)	(86.4)	657.3	255.1	(294.4)	595.8

Total liabilities and equity	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2010
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

ASSETS	(In millions)
Current assets:
Cash and cash equivalents	$–	$–	$–	$156.1	$54.2	$–	$210.3
Restricted cash	–	–	–	0.3	1.7	–	2.0
Accounts receivable, net	–	–	–	273.8	21.0	–	294.8
Inventories	–	–	–	45.4	3.8	–	49.2
Prepaid expenses and other current assets	0.1	–	–	57.8	25.3	(8.5)	74.7

Total current assets	0.1	–	–	533.4	106.0	(8.5)	631.0

Property, plant and equipment, net	–	–	–	1,117.3	56.1	–	1,173.4
Goodwill	–	–	–	565.5	83.6	–	649.1
Intangible assets, net	–	37.2	–	15.6	16.1	–	68.9
Investments in consolidated subsidiaries	608.8	–	–	–	24.5	(633.3)	–
Investments in auction rate securities	–	–	–	–	21.6	–	21.6
Other assets	–	–	–	83.6	0.1	–	83.7

Total assets	$608.9	$37.2	$–	$2,315.4	$308.0	$(641.8)	$2,627.7

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$–	$–	$–	$145.1	$23.1	$–	$168.2
Accrued expenses and other current liabilities	–	17.8	–	182.8	147.4	–	348.0
Current maturities of long-term debt	–	8.2	–	(0.2)	0.2	–	8.2

Total current liabilities	–	26.0	–	327.7	170.7	–	524.4

Other liabilities	–	–	–	74.5	43.2	(8.5)	109.2
Long-term debt, less current maturities	–	1,743.4	–	–	–	–	1,743.4
Intercompany	358.2	(1,060.0)	–	1,204.1	(183.7)	(318.6)	–
Total equity (deficit)	250.7	(672.2)	–	709.1	277.8	(314.7)	250.7

Total liabilities and equity	$608.9	$37.2	$–	$2,315.4	$308.0	$(641.8)	$2,627.7

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$639.0	$42.6	$(5.5)	$676.1
Premium revenues	–	–	–	15.2	166.8	(0.1)	181.9

Total revenues	–	–	–	654.2	209.4	(5.6)	858.0

Salaries and benefits	1.2	–	–	303.6	23.6	–	328.4
Health plan claims expense	–	–	–	8.9	139.6	(5.5)	143.0
Supplies	–	–	–	106.7	8.6	–	115.3
Provision for doubtful accounts	–	–	–	49.9	2.6	–	52.5
Purchased services	–	–	–	39.4	3.9	–	43.3
Other operating expenses	0.1	–	–	70.1	9.4	(0.1)	79.5
Rents and leases	–	–	–	9.2	1.8	–	11.0
Depreciation and amortization	–	–	–	28.2	3.4	–	31.6
Interest, net	–	22.4	5.5	(1.7)	1.0	–	27.2
Management fees	–	–	–	(3.5)	3.5	–	–
Other	–	–	–	1.8	(0.6)	–	1.2

Total costs and expenses	1.3	22.4	5.5	612.6	196.8	(5.6)	833.0

Income (loss) from continuing operations before income taxes	(1.3)	(22.4)	(5.5)	41.6	12.6	–	25.0
Income tax benefit (expense)	(8.2)	–	–	–	(3.5)	3.5	(8.2)
Equity in earnings of subsidiaries	25.3	–	–	–	–	(25.3)	–

Income (loss) from continuing operations	15.8	(22.4)	(5.5)	41.6	9.1	(21.8)	16.8
Loss from discontinued operations, net of taxes	–	–	–	(0.2)	(0.1)	–	(0.3)

Net income (loss)	15.8	(22.4)	(5.5)	41.4	9.0	(21.8)	16.5
Less: Net income attributable to non- controlling interests	–	–	–	(0.7)	–	–	(0.7)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.8	$(22.4)	$(5.5)	$40.7	$9.0	$(21.8)	$15.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2010
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$622.9	$45.2	$(18.3)	$649.8
Premium revenues	–	–	–	14.6	204.3	(7.5)	211.4

Total revenues	–	–	–	637.5	249.5	(25.8)	861.2

Salaries and benefits	0.6	–	–	304.0	24.1	–	328.7
Health plan claims expense	–	–	–	18.8	167.6	(18.3)	168.1
Supplies	–	–	–	105.6	8.5	–	114.1
Provision for doubtful accounts	–	–	–	39.1	1.6	–	40.7
Purchased services	–	–	–	39.3	6.1	–	45.4
Other operating expenses	0.1	–	–	54.0	16.9	(7.5)	63.5
Rents and leases	–	–	–	9.3	1.9	–	11.2
Depreciation and amortization	–	–	–	31.7	2.9	–	34.6
Interest, net	–	28.5	2.2	(1.7)	0.9	–	29.9
Management fees	–	–	–	(4.2)	4.2	–	–
Impairment loss	–	–	–	–	–	–	–
Debt extinguishment costs	–	67.5	5.7	–	–	–	73.2
Other	–	–	–	0.9	–	–	0.9

Total costs and expenses	0.7	96.0	7.9	596.8	234.7	(25.8)	910.3

Income (loss) from continuing operations before income taxes	(0.7)	(96.0)	(7.9)	40.7	14.8	–	(49.1)
Income tax benefit (expense)	16.5	–	–	–	(5.2)	5.2	16.5
Equity in earnings of subsidiaries	(48.6)	–	–	–	–	48.6	–

Income (loss) from continuing operations	(32.8)	(96.0)	(7.9)	40.7	9.6	53.8	(32.6)
Income from discontinued operations, net of taxes	–	–	–	0.2	–	–	0.2

Net income (loss)	(32.8)	(96.0)	(7.9)	40.9	9.6	53.8	(32.4)
Less: Net income attributable to non- controlling interests	–	–	–	(0.4)	–	–	(0.4)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(32.8)	(96.0)	(7.9)	40.5	9.6	53.8	(32.8)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2009
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,782.4	$123.6	$(17.2)	$1,888.8
Premium revenues	–	–	–	45.4	435.6	(0.2)	480.8

Total revenues	–	–	–	1,827.8	559.2	(17.4)	2,369.6

Salaries and benefits	3.4	–	–	852.7	67.6	–	923.7
Health plan claims expense	–	–	–	26.2	361.7	(17.2)	370.7
Supplies	–	–	–	315.5	24.4	–	339.9
Provision for doubtful accounts	–	–	–	147.8	7.6	–	155.4
Purchased services	–	–	–	114.0	11.0	–	125.0
Other operating expenses	0.2	–	–	170.4	27.5	(0.2)	197.9
Rents and leases	–	–	–	27.4	5.1	–	32.5
Depreciation and amortization	–	–	–	85.4	10.6	–	96.0
Interest, net	–	71.5	16.2	(4.6)	1.4	–	84.5
Management fees	–	–	–	(10.5)	10.5	–	–
Other	–	–	–	2.0	–	–	2.0

Total costs and expenses	3.6	71.5	16.2	1,726.3	527.4	(17.4)	2,327.6

Income (loss) from continuing operations before income taxes	(3.6)	(71.5)	(16.2)	101.5	31.8	–	42.0
Income tax benefit (expense)	(13.5)	–	–	–	(10.2)	10.2	(13.5)
Equity in earnings of subsidiaries	43.9	–	–	–	–	(43.9)	–

Income (loss) from continuing operations	26.8	(71.5)	(16.2)	101.5	21.6	(33.7)	28.5
Income from discontinued operations, net of taxes	–	–	–	0.3	0.3	–	0.6

Net income (loss)	26.8	(71.5)	(16.2)	101.8	21.9	(33.7)	29.1
Less: Net income attributable to non- controlling interests	–	–	–	(2.3)	–	–	(2.3)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$26.8	$(71.5)	$(16.2)	$99.5	$21.9	$(33.7)	$26.8

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended March 31, 2010
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Patient service revenues	$–	$–	$–	$1,796.1	$135.8	$(31.7)	$1,900.2
Premium revenues	–	–	–	45.2	605.8	(23.0)	628.0

Total revenues	–	–	–	1,841.3	741.6	(54.7)	2,528.2

Salaries and benefits	3.5	–	–	891.7	72.4	–	967.6
Health plan claims expense	–	–	–	35.1	496.5	(31.7)	499.9
Supplies	–	–	–	314.2	25.7	–	339.9
Provision for doubtful accounts	–	–	–	107.2	5.7	–	112.9
Purchased services	–	–	–	120.6	17.1	–	137.7
Other operating expenses	0.2	–	–	171.0	49.4	(23.0)	197.6
Rents and leases	–	–	–	27.9	5.6	–	33.5
Depreciation and amortization	–	–	–	93.3	9.6	–	102.9
Interest, net	–	73.1	14.3	(5.3)	2.5	–	84.6
Management fees	–	–	–	(12.7)	12.7	–	–
Impairment loss	–	–	–	43.1	–	–	43.1
Debt extinguishment costs	–	67.5	5.7	–	–	–	73.2
Other	–	–	–	3.5	–	–	3.5

Total costs and expenses	3.7	140.6	20.0	1,789.6	697.2	(54.7)	2,596.4

Income (loss) from continuing operations before income taxes	(3.7)	(140.6)	(20.0)	51.7	44.4	–	(68.2)
Income tax benefit (expense)	18.2	–	–	–	(15.6)	15.6	18.2
Equity in earnings of subsidiaries	(66.5)	–	–	–	–	66.5	–

Income (loss) from continuing operations	(52.0)	(140.6)	(20.0)	51.7	28.8	82.1	(50.0)
Income from discontinued operations, net of taxes	–	–	–	0.1	–	–	0.1

Net income (loss)	(52.0)	(140.6)	(20.0)	51.8	28.8	82.1	(49.9)
Less: Net income attributable to non- controlling interests	–	–	–	(2.1)	–	–	(2.1)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(52.0)	$(140.6)	$(20.0)	$49.7	$28.8	$82.1	$(52.0)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2009
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$26.8	$(71.5)	$(16.2)	$101.8	$21.9	$(33.7)	$29.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Income from discontinued
operations, net of taxes	–	–	–	(0.3)	(0.3)	–	(0.6)
Depreciation and amortization	–	–	–	85.4	10.6	–	96.0
Provision for doubtful accounts	–	–	–	147.8	7.6	–	155.4
Deferred income taxes	(1.0)	–	–	–	–	–	(1.0)
Amortization of loan costs	–	3.8	0.2	–	–	–	4.0
Accretion of principal on notes	–	–	16.0	–	–	–	16.0
Gain on sale of assets	–	–	–	(2.1)	–	–	(2.1)
Stock compensation	3.4	–	–	–	–	–	3.4
Realized loss on investments	–	–	–	–	0.6	–	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(43.9)	–	–	–	–	43.9	–
Accounts receivable	–	–	–	(160.5)	(14.0)	–	(174.5)
Inventories	–	–	–	(0.3)	–	–	(0.3)
Prepaid expenses and other current assets	–	–	–	4.3	1.1	–	5.4
Accounts payable	–	–	–	10.1	4.9	–	15.0
Accrued expenses and other liabilities	14.7	21.2	–	49.9	28.8	(10.2)	104.4

Net cash provided by (used in) operating activities - continuing operations	–	(46.5)	–	236.1	61.2	–	250.8
Net cash provided by operating activities - discontinued operations	–	–	–	0.3	0.3	–	0.6

Net cash provided by (used in) operating activities	–	(46.5)	–	236.4	61.5	–	251.4

Investing activities:
Capital expenditures	–	–	–	(82.7)	(4.6)	–	(87.3)
Acquisitions	–	–	–	(3.7)	–	–	(3.7)
Proceeds from asset dispositions	–	–	–	4.0	–	–	4.0
Other	–	–	–	(4.3)	–	–	(4.3)

Net cash used in investing activities	–	–	–	(86.7)	(4.6)	–	(91.3)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2009
(Unaudited)
(continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(5.8)	$–	$–	$–	$–	$(5.8)
Payments to retire stock and stock options	–	–	–	(0.2)	–	–	(0.2)
Distributions	–	–	–	–	(3.5)	–	(3.5)
Cash provided by (used in) intercompany activity	–	52.3	–	26.3	(78.6)	–	–

Net cash provided by (used in) financing activities	–	46.5	–	26.1	(82.1)	–	(9.5)

Net increase (decrease) in cash and cash equivalents	–	–	–	175.8	(25.2)	–	150.6
Cash and cash equivalents, beginning of period	–	–	–	82.0	59.6	–	141.6

Cash and cash equivalents, end of period	$–	$–	$–	$257.8	$34.4	$–	$292.2

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2010
(Unaudited)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Operating activities:
Net income (loss)	$(52.0)	$(140.6)	$(20.0)	$51.8	$28.8	$82.1	$(49.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	–	–	–	(0.1)	–	–	(0.1)
Depreciation and amortization	–	–	–	93.3	9.6	–	102.9
Provision for doubtful accounts	–	–	–	107.2	5.7	–	112.9
Deferred income taxes	(20.0)	–	–	–	–	–	(20.0)
Amortization of loan costs	–	3.8	0.3	–	–	–	4.1
Accretion of principal on notes	–	0.3	5.8	–	–	–	6.1
Debt extinguishment costs	–	67.5	5.7	–	–	–	73.2
Loss on disposal of assets	–	–	–	0.5	–	–	0.5
Stock compensation	3.5	–	–	–	–	–	3.5
Impairment loss	–	–	–	43.1	–	–	43.1
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	66.5	–	–	–	–	(66.5)	–
Accounts receivable	–	–	–	(124.1)	(8.3)	–	(132.4)
Inventories	–	–	–	(1.0)	0.1	–	(0.9)
Prepaid expenses and other current assets	–	–	–	(22.1)	9.3	–	(12.8)
Accounts payable	–	–	–	32.4	7.8	–	40.2
Accrued expenses and other liabilities	2.0	(2.1)	–	69.2	(5.3)	(15.6)	48.2

Net cash provided by (used in) operating activities - continuing operations	–	(71.1)	(8.2)	250.2	47.7	–	218.6
Net cash provided by operating activities - discontinued operations	–	–	–	0.1	–	–	0.1

Net cash provided by (used in) operating activities	–	(71.1)	(8.2)	250.3	47.7	–	218.7

Investing activities:
Capital expenditures	–	–	–	(107.4)	(3.7)	–	(111.1)
Acquisitions	–	–	–	(1.5)	–	–	(1.5)
Proceeds from asset dispositions	–	–	–	1.5	–	–	1.5
Other	–	–	–	(0.3)	–	–	(0.3)

Net cash used in investing activities	–	–	–	(107.7)	(3.7)	–	(111.4)

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended March 31, 2010
(Unaudited)
(continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated

	(In millions)

Financing activities:
Payments of long-term debt	$–	$(1,341.4)	$(216.0)	$–	$–	$–	$(1,557.4)
Proceeds from debt borrowings	–	1,751.3	–	–	–	–	1,751.3
Payments of refinancing costs and fees	–	(76.8)	(13.3)	–	–	–	(90.1)
Repurchases of stock	(300.6)	–	–	–	–	–	(300.6)
Financing portion of hedge interest payments	(6.0)	–	–	–	–	–	(6.0)
Distributions	–	–	–	–	(6.1)	3.7	(2.4)
Cash provided by (used in) intercompany activity	306.6	(262.0)	237.5	(154.8)	(123.6)	(3.7)	–

Net cash provided by (used in) financing activities	–	71.1	8.2	(154.8)	(129.7)	–	(205.2)

Net decrease in cash and cash equivalents	–	–	–	(12.2)	(85.7)	–	(97.9)
Cash and cash equivalents, beginning of period	–	–	–	168.3	139.9	–	308.2

Cash and cash equivalents, end of period	$–	$–	$–	$156.1	$54.2	$–	$210.3

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
          •  The currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010 or other potential additional federal or state healthcare reforms
          •  Future governmental investigations
          •  Our failure to adequately enhance our facilities with technologically advanced equipment could adversely affect our revenues and market position
          •  Potential lawsuits or other claims asserted against us
          •  The availability of capital to fund our corporate growth strategy
          •  Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
          •  Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
          •  Dependence on our senior management team and local management personnel
          •  Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims
          •  Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
          •  Increased costs from further government regulation of healthcare and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
          •  The geographic concentration of our operations
          •  Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings
          •  Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002
          •  A failure of our information systems would adversely impact our ability to manage our operations
          •  Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units
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

Executive Overview

        As of March 31, 2010, we owned and operated 15 hospitals with a total of 4,135 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of March 31, 2010, we also owned three health plans as set forth in the following table.

Health Plan	Location	Membership

Phoenix Health Plan (“PHP”) – managed Medicaid	Arizona	200,500
Abrazo Advantage Health Plan (“AAHP”) – managed Medicare and Dual Eligible	Arizona	2,700
MacNeal Health Providers (“MHP”) – capitated outpatient and physician services	Illinois	37,100

		240,300

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

Potential Significant Acquisition

        On March 19, 2010, we announced that we had entered into a non-binding letter of intent with Detroit Medical Center (“DMC”), which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds, including Children’s Hospital of Michigan, Detroit Receiving Hospital, Harper University Hospital, Huron Valley-Sinai Hospital, Hutzel Women’s Hospital, Rehabilitation Institute of Michigan, Sinai-Grace Hospital and DMC Surgery Hospital.

        Under the letter of intent, we will acquire all of DMC’s assets (other than donor restricted assets) and assume all of its liabilities (other than its outstanding bonds and similar debt) for $417.0 million in cash, which will be used to repay or defease all of such non-assumed debt. The $417.0 million cash payment represents our full cash funding obligations to DMC in order to close the transaction, except for our assumption or payment of DMC’s usual and customary transaction expenses. The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC currently estimated at $184 million that we anticipate we will fund over seven years based upon current actuarial assumptions and estimates, as adjusted periodically by actuaries. We will also commit to spend $500.0 million in capital expenditures in the DMC facilities during the five years subsequent to closing of the transaction, which amount relates to a specific project list agreed to between the DMC board of directors and us. In addition, we will commit to spend $350.0 million during this five-year period relating to the routine capital needs of the DMC facilities.

        The non-binding letter of intent extends through June 1, 2010, at which time the parties are required to have completed a mutually acceptable binding definitive acquisition agreement. If the definitive agreement is not completed by June 1, 2010, the letter of intent will terminate unless extended mutually by DMC and us. The execution of the definitive agreement is subject to satisfactory completion of our due diligence with regards to the operations, assets and liabilities of DMC and the approval of the boards of directors of both DMC and Vanguard. The definitive agreement will provide that the closing of this proposed transaction will be subject to (i) the receipt by the parties of all governmental regulatory approvals, permits and licenses necessary to have been received as of the closing; (ii) city, county and state approval of a Wayne County Michigan Renaissance Zone that would provide significant long-term local and state tax incentives and would encompass an area that includes DMC’s central campus; and (iii) other conditions to closing to be negotiated by the parties and set forth in the definitive agreement. We cannot give any assurance that the acquisition will be completed as currently planned or at all.

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

        Physician Alignment

        Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. We have adopted several significant physician recruitment goals with primary emphasis on recruiting physicians specializing in family practice, internal medicine, obstetrics and gynecology, cardiology, neurology, orthopedics and inpatient hospital care (hospitalists). To provide our patients access to the appropriate physician resources, we actively recruit physicians to the communities served by our hospitals through employment agreements, relocation agreements or physician practice acquisitions. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. The costs associated with recruiting, integrating and managing such a large number of new physicians has had and will continue to have a negative impact on our operating results and cash flows in the short term. However, we expect to realize improved clinical quality and service expansion capabilities from this initiative that will positively impact our operating results over the long-term.

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

        Healthcare Reform

        On March 21, 2010, the House passed the “Patient Protection and Affordable Care Act,” the exact version of a healthcare reform bill previously passed by the Senate on December 24, 2009, and the “Health Care and Education Affordability Reconciliation Act of 2010,” an accompanying bill that made certain adjustments to the original Senate bill, the most notable of which included more generous subsidies to lower income families to purchase insurance, a delay until 2018 of the tax assessed to generous employer-sponsored health plans and a gradual closing of the Medicare Part D “donut hole.” The original Senate bill and the accompanying House bill (as amended by the Senate) were signed by President Obama into law on March 23, 2010 and March 30, 2010, respectively.

        The provisions included in the combination of these two bills generally provide increased access to health benefits for uninsured or underinsured populations through the creation of state-based health insurance exchanges and expansion of coverage under Medicaid programs but excludes a public insurance option. Under the combined bills, federal health program expenditures are estimated to be reduced by more than $480.0 billion over 10 years through reductions in the annual market basket updates for Medicare fee-for-service providers, reduced subsidies to Medicare Advantage health plans, reductions in Medicare and Medicaid disproportionate share funding and cuts in payments to hospitals with high readmission rates. The expansion of Medicaid programs could result in additional utilization at our facilities with lower reimbursement than the cost required to provide such services. The combined bills also include pilot programs for hospitals to provide value-based care and to penalize hospitals that perform poorly on certain quality measures and may result in additional medical information technology investments by us.

        Most of the provisions of these healthcare bills do not go into effect immediately and may be delayed for several years. During this time, the bills may be subject to further adjustments through future legislation or even constitutional challenges. We will not be able to determine the effects of either or both of these bills on our results of operations, financial position and cash flows for a significant period of time.

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

        The following table sets forth the percentages of net patient revenues by payer for the three months and nine months ended March 31, 2009 and 2010.

	Three months ended March 31,		Nine months ended March 31,

	2009	2010	2009	2010

Medicare	24.7%	26.1%	25.4%	25.5%
Medicaid	9.0%	7.4%	7.9%	7.3%
Managed Medicare	14.0%	14.8%	13.9%	14.8%
Managed Medicaid	8.2%	9.4%	8.8%	9.7%
Managed care	35.5%	34.7%	35.1%	34.9%
Self pay	7.8%	6.5%	8.0%	6.7%
Other	0.8%	1.1%	0.9%	1.1%

Total	100.0%	100.0%	100.0%	100.0%

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

        In our June 30, 2009 Form 10-K, we described the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. We also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education. The annual Medicare regulatory updates published by CMS in August 2009 that impact reimbursement rates under the plan for services provided during the federal fiscal year beginning October 1, 2009 were also discussed in our June 30, 2009 Form 10-K.

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

        Volumes by Payer

        During the nine months ended March 31, 2010 compared to the prior year period, discharges decreased 0.2% and total adjusted discharges increased 2.0%. The following table provides details of discharges by payer for the three and nine months ended March 31, 2009 and 2010.

	Three months ended March 31,				Nine months ended, March 31,

	2009		2010		2009		2010

Medicare	11,811	27.7%	11,953	28.3%	34,442	27.2%	34,653	27.5%
Medicaid (1)	4,274	10.0%	3,693	8.7%	13,038	10.3%	10,957	8.7%
Managed Medicare	7,168	16.8%	7,067	16.7%	20,082	15.9%	20,522	16.3%
Managed Medicaid	5,725	13.5%	6,364	15.1%	17,285	13.7%	19,317	15.3%
Managed care	12,171	28.6%	11,087	26.2%	37,270	29.5%	34,015	26.9%
Self pay (2)	1,322	3.1%	1,963	4.6%	3,957	3.1%	6,226	4.9%
Other	124	0.3%	166	0.4%	406	0.3%	521	0.4%

Total	42,595	100.0%	42,293	100.0%	126,480	100.0%	126,211	100.0%

__________

(1) Medicaid discharges would have been 4,327 and 13,074 during the three months and nine months ended March 31, 2010, respectively, had the Medicaid pending policy not been changed during the current year period.

(2) Self pay discharges would have been 1,329 and 4,109 during the three months and nine months ended March 31, 2010, respectively, had the Medicaid pending policy not been changed during the current year period.

        Payer Reimbursement Trends

        In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge was $8,544 and $8,422 for the nine months ended March 31, 2009 and 2010, respectively. This decrease was primarily due to the uninsured discount policy that we implemented in our Chicago hospitals on April 1, 2009 and in our Phoenix and San Antonio hospitals on July 1, 2009. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing for those patients with no insurance coverage who do not qualify for charity care under our guidelines. We recorded $161.0 million of uninsured discount revenue deductions during the nine months ended March 31, 2010, $95.2 million of which would have otherwise been included in net patient revenues and subjected to our allowance for doubtful accounts policy had we not implemented our uninsured discount policy at these hospitals.

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

June 30, 2009	0-90 days	91-180 days	Over 180 days	Total

Medicare	15.6%	0.3%	0.3%	16.2%
Medicaid	6.7%	0.9%	1.0%	8.6%
Managed Medicare	10.0%	0.5%	0.3%	10.8%
Managed Medicaid	7.1%	0.5%	0.5%	8.1%
Managed Care	25.1%	2.3%	1.5%	28.9%
Self-Pay(1)	9.7%	8.1%	0.8%	18.6%
Self-Pay after primary(2)	2.1%	2.9%	0.9%	5.9%
Other	1.8%	0.6%	0.5%	2.9%

Total	78.1%	16.1%	5.8%	100.0%

March 31, 2010	0-90 days	91-180 days	Over 180 days	Total

Medicare	18.3%	0.4%	0.4%	19.1%
Medicaid	5.5%	0.8%	0.8%	7.1%
Managed Medicare	12.1%	0.5%	0.5%	13.1%
Managed Medicaid	7.5%	0.5%	0.5%	8.5%
Managed Care	28.2%	1.6%	1.3%	31.1%
Self-Pay(1)	8.9%	2.7%	0.6%	12.2%
Self-Pay after primary(2)	2.7%	2.4%	0.6%	5.7%
Other	2.1%	0.7%	0.4%	3.2%

Total	85.3%	9.6%	5.1%	100.0%

____________________
(1)  Includes uninsured patient accounts only.
(2)  Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

        Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 96.5% and 87.2% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2009 and March 31, 2010, respectively.  The period over period decrease is due to the implementation of our uninsured discount policy at our Phoenix and San Antonio hospitals effective July 1, 2009.

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

        Governmental and Managed Care Payer Reimbursement

        Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current weakened economic environment has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers.  Further, the tightened credit markets have complicated the states’ efforts to issue additional bonds to raise cash. During the nine months ended March 31, 2010, combined Medicaid and managed Medicaid programs accounted for approximately 17% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the nine months ended March 31, 2010, we recognized approximately 35% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.

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

        Premium Revenues

        We recognize premium revenues from our three health plans, PHP, AAHP and MHP. PHP’s membership increased to approximately 200,500 at March 31, 2010 compared to approximately 164,200 at March 31, 2009 primarily due to weakened economic conditions in Arizona that resulted in a greater number of individuals eligible for coverage under Arizona Health Care Cost Containment System (“AHCCCS”). Premium revenues from these three plans increased $147.2 million or 30.6% during the nine months ended March 31, 2010 compared to the prior year period due to the increase in PHP membership and the fact that the current year period reflects a full nine months under PHP’s new AHCCCS contract (see discussion below).

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

        There have been no changes in the nature or application of our critical accounting policies during the nine months ended March 31, 2010 when compared to those described in our Current Report on Form 8-K filed with the SEC on January 19, 2010, except those described below.

        Revenues and Revenue Deductions

        Effective for service dates on or after July 1, 2009, we implemented a new uninsured discount policy for those patients receiving services in our Phoenix and San Antonio hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. We implemented this same policy for our Illinois hospitals on April 1, 2009. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. These discounts were approximately $161.0 million for the nine months ended March 31, 2010.

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

        Prior to the implementation of our new uninsured discount policy, we classified accounts pending Medicaid approval as Medicaid accounts in our accounts receivable aging report and recorded a contractual discount for these accounts based upon the average Medicaid reimbursement rate for that specific state until qualification was confirmed. In the event an account did not successfully qualify for Medicaid coverage and did not meet our charity guidelines, the previously recorded Medicaid contractual adjustment remained a revenue deduction (similar to a self-pay discount), and the remaining net account balance was reclassified to uninsured status and subjected to our allowance for doubtful accounts policy. If accounts did not qualify for Medicaid coverage but did qualify as charity care, the contractual adjustments were reversed and the gross account balances were recorded as charity deductions.

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

        Our two Illinois hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors during fiscal years 2008 and 2009, the operating results of the Illinois hospitals did not improve to the level anticipated during the first half of fiscal 2010. After having the opportunity to evaluate the operating results of the Illinois hospitals for the first six months of fiscal year 2010 and to reassess the market trends and economic factors, we concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss in our condensed consolidated statement of operations for the quarter ended December 31, 2009.

Selected Operating Statistics

        The following table sets forth certain operating statistics for each of the periods presented.

	Quarter ended March 31,		Nine months ended March 31,

	2009	2010	2009	2010

Number of hospitals at end of period	15	15	15	15
Number of licensed beds at end of period	4,135	4,135	4,135	4,135
Discharges (a)	42,595	42,293	126,480	126,211
Adjusted discharges - hospitals (a)	69,460	69,646	205,510	208,763
Adjusted discharges (a)	73,221	73,678	216,489	220,881
Net revenue per adjusted discharge - hospitals (a)	$8,997	$8,737	$8,634	$8,502
Net revenue per adjusted discharge (a)	$9,054	$8,636	$8,544	$8,422
Patient days (a)	182,872	180,672	536,930	528,877
Average length of stay (days) (a)	4.29	4.27	4.25	4.19
Inpatient surgeries (a)	9,578	9,188	28,440	28,076
Outpatient surgeries (a)	18,931	18,425	56,857	56,885
Emergency room visits (a)	156,940	154,987	446,793	465,714
Occupancy rate (a)	49.1%	48.5%	47.4%	46.7%
Member lives (a)	207,400	240,300	207,400	240,300
Health plan claims expense percentage (a)	78.6%	79.5%	77.1%	79.6%

____________________
(a)   The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our Report on Form 8-K filed with the SEC on January 19, 2010.

Results of Operations

        The following table presents summaries of our operating results for the quarters and nine months ended March 31, 2009 and 2010.

	Quarter ended March 31,

	2009		2010

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$676.1	78.8%	$649.8	75.5%
Premium revenues	181.9	21.2%	211.4	24.5%

Total revenues	858.0	100.0%	861.2	100.0%

Salaries and benefits (includes stock compensation of $1.2 and $0.6, respectively)	328.4	38.3%	328.7	38.2%
Health plan claims expense	143.0	16.7%	168.1	19.5%
Supplies	115.3	13.4%	114.1	13.2%
Provision for doubtful accounts	52.5	6.1%	40.7	4.7%
Other operating expenses	133.8	15.6%	120.1	14.0%
Depreciation and amortization	31.6	3.7%	34.6	4.0%
Interest, net	27.2	3.2%	29.9	3.5%
Debt extinguishment costs	–	0.0%	73.2	8.5%
Other	1.2	0.1%	0.9	0.1%

Income (loss) from continuing operations before income taxes	25.0	2.9%	(49.1)	(5.7)%
Income tax benefit (expense)	(8.2)	(1.0)%	16.5	1.9%

Income (loss) from continuing operations	16.8	1.9%	(32.6)	(3.8)%
Income (loss) from discontinued operations, net of taxes	(0.3)	0.0%	0.2	0.0%

Net income (loss)	16.5	1.9%	(32.4)	(3.8)%
Less: Net income attributable to non-controlling interests	(0.7)	(0.1)%	(0.4)	(0.0)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.8	1.8%	$(32.8)	(3.8)%

	Nine months ended March 31,

	2009		2010

	Amount	%	Amount	%

	(In millions)

Patient service revenues	$1,888.8	79.7%	$1,900.2	75.2%
Premium revenues	480.8	20.3%	628.0	24.8%

Total revenues	2,369.6	100.0%	2,528.2	100.0%

Salaries and benefits (includes stock compensation of $3.4 and $3.5, respectively)	923.7	39.0%	967.6	38.3%
Health plan claims expense	370.7	15.6%	499.9	19.8%
Supplies	339.9	14.3%	339.9	13.4%
Provision for doubtful accounts	155.4	6.6%	112.9	4.5%
Other operating expenses	355.4	15.0%	368.8	14.6%
Depreciation and amortization	96.0	4.0%	102.9	4.1%
Interest, net	84.5	3.6%	84.6	3.3%
Impairment loss	–	0.0%	43.1	1.7%
Debt extinguishment costs	–	0.0%	73.2	2.9%
Other expenses	2.0	0.1%	3.5	0.1%

Income (loss) from continuing operations before income taxes	42.0	1.8%	(68.2)	(2.7)%
Income tax benefit (expense)	(13.5)	(0.6)%	18.2	0.7%

Income (loss) from continuing operations	28.5	1.2%	(50.0)	(2.0)%
Income from discontinued operations, net of taxes	0.6	0.0%	0.1	0.0%

Net income (loss)	29.1	1.2%	(49.9)	(2.0)%
Less: Net income attributable to non-controlling interests	(2.3)	(0.1)%	(2.1)	(0.1)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$26.8	1.1%	$(52.0)	(2.1)%

Quarter ended March 31, 2010 compared to quarter ended March 31, 2009

        Revenues.  Total revenues were basically flat during the quarter ended March 31, 2010 compared to the prior year quarter. Patient service revenues decreased $26.3 million during the current year quarter primarily due to the implementation of our uninsured discount policy in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009 combined with the concurrent change to our Medicaid pending policy previously discussed. During the current year quarter, we recognized $48.1 million of uninsured discount revenue deductions, $30.6 million of which would have otherwise been included in revenues and subjected to our allowance for doubtful accounts policy had the uninsured discount policy not been implemented at these hospitals. Additionally, during the prior year quarter we received an $18.7 million retroactive payment under the newly implemented Illinois Provider Tax Assessment program, $12.4 million of which related to prior quarters. Health plan premium revenues increased $29.5 million during the current year quarter as a result of increased PHP enrollment. Average enrollment at PHP was 199,568 during the quarter ended March 31, 2010, an increase of 22.9% compared to the prior year quarter. More challenging economic conditions in Arizona since the prior year quarter resulted in more individuals becoming eligible for AHCCCS coverage. Enrollment in our other two health plans decreased by 7.9% during the current year quarter compared to the prior year quarter.

        Adjusted discharges increased 0.6% during the quarter ended March 31, 2010 compared to the prior year quarter, while discharges, total surgeries and emergency room visits decreased by 0.7%, 3.1% and 1.2%, respectively, during the current year quarter. Two new competitor hospitals in San Antonio opened in March 2009 and July 2009, which negatively impacted volumes in certain of our San Antonio hospitals during the current year quarter. We continue to face volume and pricing pressures as a result of continuing economic weakness in the communities our hospitals serve, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.

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

        Costs and Expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $910.3 million or 105.7% of total revenues during the current year quarter, compared to 97.1% during the prior year quarter. This ratio was negatively impacted by $73.2 million of debt extinguishment costs incurred as a result of our comprehensive refinancing transactions during the current year quarter as further discussed in “Liquidity and Capital Resources” presented elsewhere in this report. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits. Salaries and benefits as a percentage of total revenues was not significantly different during the current year quarter compared to the prior year quarter. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower percentage of salaries and benefits than acute care services, during the current year quarter compared to the prior year quarter. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 48.5% during the current year quarter compared to 46.8% during the prior year quarter. This increase was primarily due to the impact to patient service revenues of changes to our uninsured discount and Medicaid pending policies previously discussed. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that will require additional human resources in the short-term. As of March 31, 2010, we had approximately 19,800 full-time and part-time employees compared to approximately 19,100 as of March 31, 2009. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives.

•

Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 79.5% during the current year quarter compared to 78.6% during the prior year quarter. As enrollment increases, this ratio becomes especially sensitive to the mix of enrollees, including covered groups based upon age and gender and county of residence. AHCCCS also implemented limits on profitability for certain enrollee groups during the current contract year, which negatively impacted this ratio. In addition, the increased PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding health plan claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $10.7 million, or 6.0% of gross health plan claims expense, were eliminated in consolidation during the current year quarter.

•

Supplies. Supplies as a percentage of patient service revenues increased to 17.6% during the current year quarter compared to 17.1% during the prior year quarter. This ratio would have improved during the current year quarter absent the impact to patient service revenues of the changes to our uninsured discount and Medicaid pending policies previously discussed. We continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year quarter. Our ability to reduce this ratio in future periods may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

•

Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 6.3% during the current year quarter from 7.8% during the prior year quarter. Substantially all of this decrease related to the uninsured discount policy and Medicaid pending policy changes previously discussed. The net impact of these policy changes resulted in the recognition of a significant amount of uninsured revenue deductions that would have otherwise been reflected in the provision for doubtful accounts absent these changes. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 10.5% and 15.0% for the prior year and current year quarters, respectively. The uninsured discount and Medicaid pending policy changes resulted in an approximate 250 basis point increase in this ratio during the current year quarter. The remainder of the increase related to an increase in self-pay discharges during the current year quarter (after adjusting for the Medicaid pending policy change) and price increases.

        Other operating expenses. Other operating expenses as a percentage of total revenues decreased to 14.0% during the current year quarter compared to 15.6% during the prior year period. This decrease was primarily due to $11.9 million of additional insurance expense recognized during the prior year quarter related to a significant professional liability verdict against one of our hospitals. We initially appealed this verdict, but during the current year quarter we settled this case and paid the settlement amount.

        Income taxes.  Our effective tax rate was approximately 33.6% during the current year quarter compared to 32.8% during the prior year quarter.

        Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders.  Net loss attributable to Vanguard stockholders was $32.8 million during the current year quarter compared to net income attributable to Vanguard Health Systems, Inc. stockholders of $15.8 million during the prior year quarter. This change resulted primarily from the debt extinguishment costs recognized during the current year quarter associated with the refinancing transactions.

Nine months ended March 31, 2010 compared to nine months ended March 31, 2009

        Revenues.  Total revenues increased $158.6 million or 6.7% during the nine months ended March 31, 2010 compared to the prior year period primarily due to a significant increase in health plan premium revenues as a result of increased PHP enrollment. Average enrollment at PHP was 193,687 during the nine months ended March 31, 2010, an increase of 35.2% compared to the prior year period. The new AHCCCS contract that went into effect on October 1, 2008 included six new counties that PHP had not previously served. The new contract was in effect for the entire nine-month period ended March 31, 2010 but only in effect for six months of the nine-month period ended March 31, 2009.

        Patient service revenues increased $11.4 million or 0.6% during the nine months ended March 31, 2010 compared to the prior year period. This small increase compared to larger increases from previous periods resulted from the implementation of our uninsured discount policy as previously discussed. During the current year period, we recognized $161.0 million of uninsured discount revenue deductions, $95.2 million of which would have otherwise been included in revenues and subjected to our allowance for doubtful accounts policy had the uninsured discount policy not been implemented at these hospitals. Adjusted discharges increased 2.0%, total surgeries decreased 0.4% and emergency room visits increased 4.2% during the current year period compared to the prior year period, respectively. Net revenue per adjusted discharge decreased 1.4% during the current year period compared to the prior year period primarily due to the implementation of the previously discussed uninsured discount and Medicaid pending policy changes.

        Costs and Expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $2,596.4 million or 102.7% of total revenues during the current year period, compared to 98.2% during the prior year period. This ratio was adversely impacted by the $43.1 million ($31.8 million, net of taxes) goodwill impairment loss related to our Chicago hospitals reporting unit and the $73.2 million of debt extinguishment costs related to refinancing transactions during the current year period. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation period over period.

•

Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 38.3% during the current year period from 39.0% during the prior year period. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower percentage of salaries and benefits than acute care services, during the current year period compared to the prior year period. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 48.8% during the current year period compared to 47.1% during the prior year period. This increase was primarily due to the impact to patient service revenues of changes to our uninsured discount and Medicaid pending policies previously discussed.

•

Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 79.6% during the current year period compared to 77.1% during the prior year period. The new PHP contract with AHCCCS that went into effect on October 1, 2008 resulted in a significant change in the mix of our enrollees with a significant increase in enrollees in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties served by PHP under its previous contract. The implementation by AHCCCS of the national episodic risk adjustment factor payment methodology for certain enrollees and the dilution of the third party administrator revenues at MHP also adversely impacted this ratio during the current year period. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $31.7 million, or 6.0% of gross health plan claims expense, were eliminated in consolidation during the current year period.

•

Supplies. Supplies as a percentage of patient service revenues decreased to 17.9% during the current year period compared to 18.0% during the prior year period. This ratio was negatively impacted during the current year period by the changes to our uninsured discount and Medicaid pending policies previously discussed. We recognized improvements in this ratio during the current year period primarily due to our continued focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management.

•

Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 5.9% during the current year period from 8.2% during the prior year period. Substantially all of this decrease related to the uninsured discount policy and Medicaid pending policy changes previously discussed. The net impact of these policy changes resulted in the recognition of a significant amount of uninsured revenue deductions that would have otherwise been reflected in the provision for doubtful accounts absent these changes. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 11.4% and 15.7% for the prior year and current year periods, respectively. The uninsured discount and Medicaid pending policy changes resulted in an approximate 350 basis point increase in this ratio during the current year period. The remainder of this increase primarily related to a 3.9% increase in self-pay discharges during the current year period (after adjusting for the Medicaid pending policy change).

        Other operating expenses. Other operating expenses as a percentage of total revenues decreased to 14.6% during the current year period compared to 15.0% during the prior year period. Other operating expenses as a percentage of patient service revenues increased to 19.4% during the current year period compared to 18.8% during the prior year period. This increase was primarily due to the impact to patient service revenues of our uninsured discount and Medicaid pending policy changes previously discussed.

        Income taxes.  Our effective tax rate decreased to approximately 26.7% during the current year period compared to 32.2% during the prior year period. The effective rate was lower during the current year period due to the fact that a considerable portion of the goodwill impairment loss related to our Chicago hospitals reporting unit, as previously discussed, was non-deductible for tax purposes.

        Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders.  Net loss attributable to Vanguard Health Systems, Inc. stockholders was $52.0 million during the current year period compared to net income attributable to Vanguard Health Systems, Inc. stockholders of $26.8 million during the prior year period. This change resulted primarily from the goodwill impairment loss and the debt extinguishment costs related to the refinancing transactions recognized during the current year period.

Liquidity and Capital Resources

        Operating Activities

        At March 31, 2010, we had working capital of $106.6 million, including cash and cash equivalents of $210.3 million.  Working capital at June 30, 2009 was $251.6 million. The significant decrease in period over period working capital primarily relates to the $300.6 million share repurchase made in connection with the refinancing transactions described below. Cash provided by operating activities decreased $32.7 million during the nine months ended March 31, 2010 compared to the prior year period. This decrease was primarily attributable to a slower enrollment growth rate at PHP and related slower buildup of accrued health plan claims during the current year period compared to the prior year period and the settlement and payment of a significant professional liability case during the current year period. Net accounts receivable days was 45 days at March 31, 2010, compared to 45 days at June 30, 2009 and 47 days at March 31, 2009.

        Investing Activities

        Cash used in investing activities increased from $91.3 million during the prior year period to $111.4 million during the current year period, primarily as a result of a $23.8 million increase in capital expenditures during the current year period compared to the prior year period. We anticipate spending a total of $165.0 million to $175.0 million in capital expenditures during fiscal 2010, including the $111.1 million already spent through March 31, 2010.

        Financing Activities

        Cash flows used in financing activities increased $195.7 million during the current year period compared to the prior year period primarily due to the current year period $300.6 million share repurchase less the $103.8 million net debt proceeds from the refinancing transactions (debt borrowings less debt repayments and the payment of related fees and expenses). As of March 31, 2010, we had outstanding $1,751.6 million in aggregate indebtedness. The “Refinancing” section below provides additional information related to our liquidity.

        The Refinancing

        In late January 2010, we completed a comprehensive refinancing plan (the “Refinancing”). As a result of the Refinancing, our liquidity requirements remain significant due to debt service requirements. Under the Refinancing, we entered into an $815.0 million senior secured term loan (the “2010 term loan facility”) and a $260.0 million revolving credit facility (the “2010 revolving facility” and together with the 2010 term loan facility, the “2010 credit facilities”). The 2010 term loan facility matures in January 2016 and bears interest at a per annum rate equal to, at our option, LIBOR (subject to a floor of 1.50%) plus 3.50% or a base rate plus 2.50%.  Upon the occurrence of certain events, we may request an incremental term loan facility to be added to the 2010 term loan facility to issue additional term loans in such amount as we determine, subject to the receipt of commitments by existing lenders or other financial institutions for such amount of term loans and the satisfaction of certain other conditions. The 2010 revolving facility matures in January 2015, and we may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving facility and the satisfaction of other conditions. Borrowings under the 2010 revolving facility bear interest at a per annum rate equal to, at our option, LIBOR plus 3.50% or a base rate plus 2.50%, both of which are subject to a 0.25% decrease dependent upon our consolidated leverage ratio. We may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($30.2 million of which were outstanding as of March 31, 2010).

        Under the Refinancing, we issued $815.0 million in term loans under the 2010 term loan facility and $950.0 million aggregate amount at maturity ($936.3 million cash proceeds) of 8.0% senior unsecured notes due February 2018 in a private placement offering (the “8.0% Notes”). The 8.0% Notes are redeemable, in whole or in part, at any time on or after February 1, 2014 at specified redemption prices. On or after February 1, 2014, we may redeem all or part of the 8.0% Notes at various redemption prices given the date of redemption as set forth in the indenture governing the 8.0% Notes. In addition, we may redeem up to 35% of the 8.0% Notes prior to February 1, 2013 with the net cash proceeds from certain equity offerings at a price equal to 108% of their principal amount, plus accrued and unpaid interest. We may also redeem some or all of the 8.0% Notes before February 1, 2014 at a redemption price equal to 100% of the principal amount thereof, plus a “make-whole” premium and accrued and unpaid interest.

        The proceeds from the 2010 credit facilities, the issuance of the 8.0% Notes and available cash were used to repay the $764.2 million principal and interest outstanding related to our 2005 term loan facility; to fund $597.0 million and $232.5 million of cash tender offers and consent solicitations and accrued interest for those holders of the 9.0% Notes and 11.25% Notes, respectively, who accepted the tender offers; to pay $26.9 million to redeem those 9.0% Notes and 11.25% Notes not previously tendered including such principal, interest and call premiums; to pay fees and expenses related to the Refinancing of $90.1 million; to pay $1.7 million to terminate our interest rate swap agreement related to our 2005 term loan facility representing the swap liability at the Refinancing date; to purchase 446 shares held by certain former employees for $0.6 million; and to fund a $300.0 million distribution to repurchase a portion of the shares owned by the remaining stockholders.  Subsequent to the $300.0 million share repurchase, we completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the distribution to the same level as that in effect immediately prior to the distribution.

        Debt Covenants

        Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets, incur additional indebtedness or issue preferred stock, repay other indebtedness (including the 8.0% Notes), pay dividends and distributions or repurchase our capital stock, create liens on assets, make investments, loans or advances, make certain acquisitions, engage in mergers or consolidations, create a healthcare joint venture, engage in certain transactions with affiliates, amend certain material agreements governing our indebtedness, including the 8.0% Notes, change the business conducted by our subsidiaries, enter into certain hedging agreements and make capital expenditures above specified levels. In addition, the 2010 credit facilities include the following additional financial covenants: a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant requirements for the next 5 required test periods.

	Consolidated Leverage Ratio	Consolidated Interest Coverage Ratio

June 30, 2010	6.25x	2.00x
September 30, 2010	6.25x	2.00x
December 31, 2010	6.25x	2.00x
March 31, 2011	6.25x	2.00x
June 30, 2011	5.95x	2.10x

        If we had been required to comply with these debt covenants as of March 31, 2010, our consolidated leverage ratio would have been 4.75x and our consolidated interest coverage ratio would have been 2.68x.

        Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, among others, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our 2010 term loan facility or the necessity of lender waivers with more onerous terms including adverse pricing or repayment provisions or more restrictive covenants. A default under our 2010 credit facilities would also result in a default under the Indenture governing our 8.0% Notes.

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

        We had $210.3 million of cash and cash equivalents as of March 31, 2010. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

        At March 31, 2010, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $26.3 million as of March 31, 2010.

        We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies including the DMC letter of intent previously discussed and other potential transactions. To finance such transactions, we expect to increase borrowings under our 2010 term loan facility and may draw upon cash on hand, utilize amounts available under our 2010 revolving facility or seek additional equity funding. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, we may be unable to raise additional equity proceeds from Blackstone or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Obligations and Commitments

        The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of March 31, 2010.

	Payments due by period

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Contractual Cash Obligations:	(In millions)
Long-term debt (1)	$111.1	$296.3	$293.6	$2,052.0	$2,753.0
Operating leases (2)	30.5	46.1	30.3	35.6	142.5
Purchase obligations (2)	36.2	–	–	–	36.2
Health plan claims payable (3)	141.7	–	–	–	141.7
Estimated self-insurance liabilities (4)	38.6	41.0	24.1	14.0	117.7

Subtotal	$358.1	$383.4	$348.0	$2,101.6	$3,191.1

	Within 1 year

		During Years 2-3	During Years 4-5	After 5 years	Total

Other Commitments:	(In millions)
Construction and capital improvements (5)	$61.1	$11.6	$–	$–	$72.7
Guarantees of surety bonds (6)	50.0	–	–	–	50.0
Letters of credit (7)	–	–	30.2	–	30.2
Physician commitments (8)	4.0	–	–	–	4.0
Estimated net liability for uncertain tax positions (9)	0.4	–	–	–	0.4

Subtotal	$115.5	$11.6	$30.2	$–	$157.3

Total obligations and commitments	$473.6	$395.0	$378.2	$2,101.6	$3,348.4

____________________
(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at March 31, 2010 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

(3)	Represents estimated payments to be made in future periods for healthcare costs incurred by enrollees in PHP, AAHP and MHP and is separately stated on our condensed consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

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

(9)	Represents expected future tax liabilities recognized in our condensed consolidated balance sheets determined under the guidance of accounting for income taxes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2010, we had in place $1,075.0 million of indebtedness bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.

        Our 2010 credit facilities consist of $815.0 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $30.2 million of capacity was utilized by outstanding letters of credit as of March 31, 2010). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in annual net interest of approximately $2.0 million.

        Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $815.0 million in outstanding term loans bear interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added to our 2010 term loan facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 revolving facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.

        At March 31, 2010, we held $21.6 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheets. The par value of the ARS was $26.3 million as of March 31, 2010.   We recorded a realized loss on the ARS of $0.6 million and temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all $26.3 million par value ARS during our fiscal year ended June 30, 2009. The temporary impairments related to the ARS are included in accumulated other comprehensive loss on our condensed consolidated balance sheet as of March 31, 2010.

        Our ARS were rated “AAA” by one or more major credit rating agencies at March 31, 2010 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.

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

        Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On January 29, 2010, we completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, we entered into an $815.0 million senior secured term loan maturing in January 2016 (the “New Term Loan Credit Facility”) and a $260.0 million revolving credit facility expiring in January 2015 (the “New Revolving Credit Facility” and together with the New Term Loan Credit Facility, the “New Credit Facilities”). Under the Refinancing, we also issued $950.0 million aggregate amount at maturity ($936.3 million cash proceeds) of 8.0% senior unsecured notes due February 2018 in a private placement offering.

        We continue to have substantial indebtedness after the Refinancing. As of March 31, 2010, we had $1,751.6 million of outstanding debt, excluding letters of credit and guarantees. As of March 31, 2010, we also have $229.8 million of secured indebtedness available for borrowing under the New Revolving Credit Facility, after taking into account $30.2 million of outstanding letters of credit. In addition, we may request an incremental term loan facility to be added to the New Term Loan Credit Facility to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and subject to certain other conditions. Similarly, we may seek to increase the borrowing availability under the New Revolving Credit Facility to an amount larger than $260.0 million, subject to the receipt of lender commitments and subject to certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.

        Our substantial indebtedness could have important consequences, including the following:

•	our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the exchange notes, including any repurchase obligations that may arise thereunder;

•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;

•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;

•	make us vulnerable to increases in interest rates since all of our borrowings under our New Credit Facilities are, and additional borrowings may be, at variable interest rates;

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

        We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our 8.0% senior unsecured notes and the New Credit Facilities do not fully prohibit us or our subsidiaries from doing so. Our New Revolving Credit Facility provides commitments of up to $260.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility), of which $229.8 million is available for future borrowings as of March 31, 2010. In addition, we may seek to increase the borrowing availability under the New Revolving Credit Facility and to increase the amount of our outstanding term loans as previously described. All of those borrowings would be senior and secured, and as a result, would be effectively senior to the notes and the guarantees of the notes by the guarantors. If we incur any additional indebtedness that ranks equally with the notes, the holders of that debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. This may have the effect of reducing the amount of proceeds paid to you. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.

        All of the borrowings under the New Credit Facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. A 0.25% increase in the expected rate of interest under the New Term Loan Credit Facility would increase our annual interest expense by approximately $2.0 million. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt.

Risks Related to Our Business and Structure

The current challenging economic environment, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows, and we are unsure whether these conditions will improve in the near future.

        The U.S. economy and global credit markets remain volatile. Declining consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of recession will have an adverse impact on our operations. Other risk factors discussed in this prospectus describe some significant risks that may be magnified by the current economic conditions such as the following:

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

•

Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee healthcare costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits

•

Under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under our New Credit Facilities will be held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.

        We are unable to predict if the condition of the U.S. economy, the local economies in the communities we serve or global credit conditions will improve in the near future or when such improvements may occur.

The current U.S. and state health reform legislative initiatives could adversely affect our operations and business condition.

        On March 21, 2010, the House passed the “Patient Protection and Affordable Care Act,” the exact version of a healthcare reform bill previously passed by the Senate on December 24, 2009, and the “Health Care and Education Affordability Reconciliation Act of 2010,” an accompanying bill that made certain adjustments to the original Senate bill, the most notable of which include more generous subsidies to lower income families to purchase insurance, a delay until 2018 of the tax assessed to generous employer-sponsored health plans and a gradual closing of the Medicare Part D “donut hole.” The original Senate bill and the accompanying House bill (as amended by the Senate) were signed by President Obama into law on March 23, 2010 and March 30, 2010, respectively.

        The provisions included in the combination of these two bills generally provide increased access to health benefits for uninsured or underinsured populations through the creation of state-based health insurance exchanges and expansion of coverage under Medicaid programs but will exclude a public insurance option. While we would expect these coverage expansions to reduce our historical levels of bad debts, the bills also include other provisions that could negatively impact us. Under the combined bills, federal health program expenditures will be reduced by more than $480.0 billion over 10 years through reductions in the annual market basket updates for Medicare fee-for-service providers, reduced subsidies to Medicare Advantage health plans, reductions in Medicare and Medicaid disproportionate share funding and cuts in payments to hospitals with high readmission rates. The expansion of Medicaid programs could result in additional utilization at our facilities with lower reimbursement than the cost required to provide such services. The combined bills also include pilot programs for hospitals to provide value-based care and to penalize hospitals that perform poorly on certain quality measures and may result in additional medical information technology investments by us.

        Most of the provisions of these healthcare bills do not go into effect immediately and may be delayed for several years. During this time, the bills will be subject to further adjustments through future legislation or even constitutional challenges. We will not be able to determine the effects of either or both of these bills on our financial positions, results of operations or cash flows for a significant period of time.

If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.

        Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 58% and 59% of our net patient revenues for the year ended June 30, 2009 and the nine months ended March 31, 2010, respectively. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions, a general trend in the industry which has limited hospital revenue growth nationwide and a trend that may continue. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. Additionally, the trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our financial position results of operations and cash flows will be materially adversely affected.

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies reduce our reimbursements.

        Approximately 56% and 57% of our net patient revenues for the year ended June 30, 2009 and the nine months ended March 31, 2010, respectively, came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years, federal and state governments have made significant changes in the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.

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

        The federal government and many states have recently adopted or are currently considering reducing the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Since states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, a number of states have adopted, or are considering adopting, legislation designed to reduce their Medicaid expenditures. The Deficit Reduction Act of 2005 (“DRA”) includes federal Medicaid cuts of approximately $4.8 billion over five years. Additionally, on May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership” which is estimated to reduce federal Medicaid funding from $12 billion to $20 billion over five years. The U.S. Congress enacted two moratoria in respect of this rule that delayed six of seven proposed Medicaid regulations in this final CMS rule until July 1, 2009. On June 30, 2009, three more of the Medicaid regulations that had been under a congressional moratorium set to expire July 1, 2009 were officially rescinded, all or in part, by CMS, and CMS also delayed until June 30, 2010 the enforcement of the fourth of the six regulations. As a result of these changes in implementing the final rule, the impact on us of the final rule cannot be quantified. States in which we operate have also adopted, or are considering adopting, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. For example, Arizona has frozen hospital inpatient and outpatient reimbursements at the October 1, 2008 rates and discontinued a state health benefits program for low-income parents. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position, results of operations and cash flows.

        Our ability to negotiate favorable contracts with managed care plans significantly affects the revenues and operating results of most of our hospitals. Managed care payers increasingly are demanding discounted fee structures, and the trend toward consolidation among managed care plans tends to increase their bargaining power over fee structures. Reductions in price increases or the amounts received from managed care plans could have a material adverse effect on our financial position, results of operations and cash flows.

        In recent years, both the Medicare program and several large managed care companies have changed our reimbursement to link some of their payments, especially their annual increases in payments, to performance of quality of care measures. We expect this trend to “pay-for-performance” to increase in the future. If we are unable to meet these performance measures, our financial position, results of operations and cash flows will be materially adversely affected.

We conduct business in a heavily regulated industry, and changes in regulations or violations of regulations may result in increased costs or sanctions that could reduce our revenues and profitability.

        The healthcare industry is subject to extensive federal, state and local laws and regulations relating to licensing, the conduct of operations, the ownership of facilities, the addition of facilities and services, financial arrangements with physicians and other referral sources, confidentiality, maintenance and security issues associated with medical records, billing for services and prices for services. If a determination were made that we were in material violation of such laws or regulations, our financial position, results of operations and cash flows could be materially adversely affected.

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

        CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. In addition, in July 2007 CMS proposed far-reaching changes to the regulations implementing the Stark Law that would further restrict the types of arrangements that hospitals and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements, and agreements under which a hospital purchases services under arrangements. On July 31, 2008, CMS issued a final rule which, in part, finalized and responded to public comments regarding some of its July 2007 proposed major changes to the Stark Law regulations. The most far-reaching of the changes made in this final July 2008 rule effectively prohibit, as of a delayed effective date of October 1, 2009, both “under arrangements” ventures between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician and unit-of-service-based “per click” compensation and percentage-based compensation in office space and equipment leases between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician. We examined all of our “under arrangement” ventures and space and equipment leases with physicians to identify those arrangements which would have failed to conform to these new Stark regulations as of October 1, 2009, and we restructured or terminated all such non-conforming arrangements so identified prior to October 1, 2009. Because the Stark Law and its implementing regulations are relatively new, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure you that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. We cannot assure you that the arrangements entered into by our hospitals with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.

        Additionally, if we violate the Anti-Kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the False Claims Act, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit.

        If we fail to comply with the Anti-Kickback Statute, the Stark Law, the False Claims Act or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, criminal penalties. See “Item 1. Business — Government Regulation and Other Factors” included in our June 30, 2009 10-K.

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

        Federal law permits the Department of Health and Human Services Office of Inspector General (“OIG”) to impose civil monetary penalties, assessments or to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation. These penalties may also be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of or entities that contract with excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to OIG that two past employees of Vanguard Health Systems, Inc. had been excluded from participation in Medicare at certain times during their employment.

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

        The laws, rules and regulations described above are complex and subject to interpretation. If we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed. For a more detailed discussion of the laws, rules and regulations, see “Item 1. Business—Government Regulation and Other Factors” included in our June 30, 2009 10-K.

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

        In June 2006, we and two other hospital systems operating in San Antonio, Texas had a putative class action lawsuit brought against all of us alleging that we and the other defendants had conspired with one another and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the competing hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. See “Other Information — Legal Proceedings” included in our December 31, 2009 Current Report on Form 10-Q for further discussion on this litigation, since there have been no significant developments during the current quarter. On the same day that this litigation was brought against us and two other hospital systems in San Antonio, substantially similar class action litigation was brought against multiple hospitals in three other cities.

Competition from other hospitals or healthcare providers (especially specialty hospitals) may reduce our patient volumes and profitability.

        The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, we believe the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly in recent years. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition from physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See “Business — Competition” included in our June 30, 2009 10-K.

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

        We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been instituted or asserted against us, including those outside of the ordinary course of business such as class actions and those in the ordinary course of business such as malpractice lawsuits. Some of these actions may involve large claims as well as significant defense costs. See “Other Information - Legal Proceedings” included in our December 31, 2009 Current Report on Form 10-Q for additional information, since there have been no significant developments during the current quarter.

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

        Additionally, we experienced unfavorable claims development results during our first nine months of fiscal 2010, which are reflected in our professional and general liability costs. The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flows to a greater extent than during fiscal year 2009. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

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

        Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of patient service revenues (prior to these adjustments) was 12.0% during both fiscal 2008 and 2009. This ratio increased to 15.7% for the nine months ended March 31, 2010. Approximately 350 basis points of this increase related to the uninsured discount and Medicaid pending policy changes implemented in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. Our self-pay discharges as a percentage of total discharges have fluctuated only slightly between 3.3% and 3.7% during the past three fiscal years and during the nine months ended March 31, 2010 (as adjusted for our Medicaid pending policy changes in Illinois on April 1, 2009 and in Phoenix and San Antonio on July 1, 2009). Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay revenues, our results of operations could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

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

        In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of March 31, 2010, we employed more than 300 practicing physicians, excluding residents. The deployment of a physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.

We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.

        An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours. We have not acquired a hospital since December 2004. While we currently have non-binding letters of intent in place for multiple acquisitions, there is no guarantee we will be able to complete these or any other hospital acquisitions, which would seriously impact our ability to grow our business.

        Even if we are able to acquire more hospitals, such acquisitions may be on less than favorable terms. We may have difficulty obtaining financing, if necessary, for such acquisitions on satisfactory terms. Potential acquisitions may include significant future capital or other funding commitments that we may not be able to finance through operating cash flows or additional debt or equity proceeds. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after purchasing it and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party. In addition, we may not be able to effectively integrate any acquired facilities with our operations. Even if we continue to acquire additional facilities and/or enter into partnerships or affiliations with other healthcare service providers, federal and state regulatory agencies may constrain our ability to grow.

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

        Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, product liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred during the period June 1, 2002 to May 31, 2006 and those subsequent to June 30, 2009, we maintained all of our professional and general liability insurance through this captive insurance subsidiary in respect of losses up to $10.0 million per occurrence. For claims incurred from June 1, 2006 to June 30, 2009, we self-insured the first $9.0 million per occurrence, and our captive subsidiary insured the next $1.0 million per occurrence. We have also purchased an umbrella excess policy for professional and general liability insurance for the period July 1, 2009 to June 30, 2010 with unrelated commercial carriers. This policy covers losses in excess of $10.0 million per occurrence up to $75.0 million, but is limited to total annual payments of $65.0 million in the aggregate. While our premium prices have declined during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition, results of operations and cash flows could be materially adversely affected.

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

        We expect to continue to employ additional physicians during the near future. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods since for employed physicians there is no insurance coverage from unaffiliated insurance companies.

Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.

        Among our operations as of March 31, 2010, five hospitals and various related healthcare businesses were located in San Antonio, Texas; five hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; and three hospitals and related healthcare businesses were located in Massachusetts.

        For the year ended June 30, 2009 and the nine months ended March 31, 2010, our total revenues were generated as follows:

	Year Ended June 30, 2009	Nine Months Ended March 31, 2010

San Antonio	29.6%	26.2%
Phoenix Health Plan and Abrazo Advantage Health Plan	19.3	23.1
Massachusetts	18.3	18.3
Metropolitan Phoenix, excluding Phoenix Health Plan and Abrazo Advantage Health Plan	17.9	18.1
Metropolitan Chicago (1)	14.6	14.1
Other	0.3	0.2

	100.0%	100.0%

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

        For the year ended June 30, 2009 and the nine months ended March 31, 2010, PHP generated approximately 18.1% and 22.0% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its enrollees. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

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

        For the year ended June 30, 2009 and the nine months ended March 31, 2010, AAHP generated 1.2% and 1.1% of our total revenues, respectively. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible enrollees on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2010. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report. Section 404 also requires our independent registered public accounting firm to opine on our internal control over financial reporting beginning with our fiscal year ending June 30, 2010. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we will reach in our June 30, 2010 management report will be the same as those reached by our independent registered public accounting firm in their report. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.

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

        During the quarter ended March 31, 2010, we entered into a contract to construct a replacement facility for one of our San Antonio hospitals, and we may decide to construct an additional hospital or hospitals in the future or construct additional major expansion projects to existing hospitals in order to achieve our growth objectives. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:

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

        The cost of construction materials and labor has significantly increased over the past years as a result of global and domestic events. We have experienced significant increases in the cost of steel due to the demand in China for such materials and an increase in the cost of lumber due to multiple factors. Increases in oil and gas prices have increased costs for oil-based products and for transporting materials to job sites. As we continue to invest in new facilities, modern technologies, emergency rooms and operating room expansions, we expend large sums of cash generated from operating activities. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds our cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.

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

        Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At March 31, 2010, we had approximately $649.1 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our Chicago hospitals to their fair values. Our two Chicago hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors in fiscal years 2008 and 2009, the operating results of the Chicago hospitals did not improve to the level anticipated during the first six months of fiscal year 2010. After having the opportunity to evaluate the operating results of the Chicago hospitals for the first six months of fiscal year 2010 and to reassess the market trends and economic factors, we concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss in our condensed consolidated statement of operations for the quarter ended December 31, 2009.

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

DATE:     May 11, 2010                                                       VANGUARD HEALTH SYSTEMS, INC.

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

4

First Supplemental Indenture, dated as of February 25, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee. (Incorporated by reference from Exhibit 4.4 to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 (Registration No. 333-165157)).

10.1

Security Agreement, dated as of January 29, 2010, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent. (Incorporated by reference from Exhibit 10.2 to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 (Registration No. 333-165157)).

10.2

Vanguard Guaranty, dated as of January 29, 2010, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference from Exhibit 10.3 to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 (Registration No. 333-165157)).

10.3

Subsidiaries Guaranty, dated as of January 29, 2010, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference from Exhibit 10.4 to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 (Registration No. 333-165157)).

10.4

Pledge Agreement, dated as of January 29, 2010, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent. (Incorporated by reference from Exhibit 10.5 to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 (Registration No. 333-165157)).

10.5

Amendment No. 2, dated as of January 13, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC. (Incorporated by reference from Exhibit 10.71 to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 (Registration No. 333-165157)).

10.6

Amendment No. 3, dated as of January 28, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC. (Incorporated by reference from Exhibit 10.72 to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 (Registration No. 333-165157)).

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