Form 10-K
period 2010-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2010-08-26
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-71934

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

Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☑ Yes * ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No *

*	(Note: The registrant was required to file all reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 from April 1, 2010 through June 30, 2010, but as of July 1, 2010, the registrant is a voluntary filer not subject to these filing requirements. However, the registrant filed all required reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, which would be required to be filed if the registrant were required to file such reports.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 749,104 shares of registrant’s common stock outstanding as of as of August 15, 2010 (all of which are privately owned and not traded on a public market).
Documents incorporated by reference: None

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

VANGUARD HEALTH SYSTEMS, INC.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This annual report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws that are intended to be covered by safe harbors created thereby. Forward-looking statements are those statements that are based upon management’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. These statements are based upon estimates and assumptions made by the Company’s management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. When used in this annual report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “continues,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements.
These factors, risks and uncertainties include, among other things, statements relating to:
•	Our high degree of leverage and interest rate risk
•	Our ability to incur substantially more debt
•	Operating and financial restrictions in our debt agreements
•	Our ability to generate cash necessary to service our debt
•	Weakened economic conditions and volatile capital markets
•	Potential liability related to disclosures of relationships between physicians and our hospitals
•	Post-payment claims reviews by governmental agencies could result in additional costs to us
•	Our ability to successfully implement our business strategies
•	Our ability to grow our business and successfully integrate our recent acquisition in Chicago, our pending acquisition of the Detroit Medical Center and other future acquisitions
•	Potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities
•	Conflicts of interest that may arise as a result of our control by a small number of stockholders
•	The highly competitive nature of the healthcare industry
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement level
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
•	The currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010 or other potential additional federal or state healthcare reforms
•	Future governmental investigations
•	Our failure to adequately enhance our facilities with technologically advanced equipment could adversely affect our revenues and market position
•	Potential lawsuits or other claims asserted against us
•	The availability of capital to fund our corporate growth strategy
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
•	Dependence on our senior management team and local management personnel
•	Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims
•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
•	Increased costs from further government regulation of healthcare and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations

•	The geographic concentration of our operations
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings
•	A failure of our information systems would adversely impact our ability to manage our operations
•	Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units
•	Volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth
See “Item 1A — Risk Factors” for further discussion. We assume no obligation to update any forward-looking statements.
PART I
Item 1. Business.
Company Overview
We own and operate acute care hospitals, complementary outpatient facilities and related health plans principally located in urban and suburban markets. As of June 30, 2010 we owned 15 acute care hospitals with a total of 4,135 beds in the following four locations:
•	San Antonio, Texas
•	Metropolitan Phoenix, Arizona
•	Metropolitan Chicago, Illinois
•	Massachusetts
Historically, we have concentrated our operations in markets with high population growth, median income in excess of the national average or markets where we could grow our business by acquiring a strong, well-positioned healthcare system. Our objective is to help communities achieve health for life by delivering an ideal patient-centered experience in a highly reliable environment of care. We must continue to strengthen our financial operations to fund further investment in these communities. During the year ended June 30, 2010, we generated revenues of $3,376.9 million. During this period 75.1% of our total revenues were derived from acute care hospitals and complementary outpatient facilities.
Our general acute care hospitals offer a variety of medical and surgical services including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and neurology. In addition, certain of our facilities provide on-campus and off-campus services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and laboratory services. We also own three strategically important managed care health plans: a Medicaid managed health plan, Phoenix Health Plan (“PHP”), that served approximately 201,400 members as of June 30, 2010 in Arizona; Abrazo Advantage Health Plan (“AAHP”), a managed Medicare and dual-eligible health plan that served approximately 2,700 members as of June 30, 2010 in Arizona; and MacNeal Health Providers (“MHP”) a preferred provider network that served approximately 37,100 members in metropolitan Chicago as of June 30, 2010 under capitated contracts covering only outpatient and physician services.
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
Industry Overview
Healthcare expenditures are a large and growing component of the U.S. economy, representing $2.3 trillion in 2008, or 16.2% of gross domestic product (“GDP”) in 2008, according to the Center for Medicare and Medicaid Services, and are expected to grow at 6.2% per year to $4.4 trillion, or 20.3%, of GDP, in 2018. Payments to providers of acute hospital services represented 31% of the $2.3 trillion total in 2008.

The number of individuals age 65 and older has grown 1.2% compounded annually over the past 20 years and is expected to grow 2.9% compounded annually over the next 20 years, approximately three times faster than the overall population, according to the U.S. Census Bureau. We believe that an increasing number of individuals age 65 and older will drive demand for our specialized medical services.
Hospitals receive payment for patient services from:
•	the federal government, primarily under the Medicare program
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients.
Many of these payers have implemented reimbursement models influenced by hospital quality indicators and reporting. We have developed an infrastructure centered on quality initiatives that we believe will enable our facilities to meet or exceed the quality guidelines established by these payers.
The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), will change how healthcare services are covered, delivered and reimbursed. It will do so through expanded coverage of uninsured individuals, significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital (“DSH”) payments, and the establishment of programs where reimbursement is tied in part to quality and integration. The Health Reform Law is expected to expand health insurance coverage to approximately 32 to 34 million additional individuals through a combination of public program expansion and private sector health insurance reforms. We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured. On the other hand, the reductions in the growth in Medicare payments and the decreases in DSH payments will adversely affect our government reimbursement. Because of the many variables involved, we are unable to predict the net impact of the Health Reform Law on us; however, we believe our experienced management team, emphasis on quality care and our diverse service offerings will enable us to capitalize on the opportunities presented by the Health Reform Law, as well as adapt in a timely manner to its challenges. See “Item IA. Risk Factors — Risks Related to Our Business and Structure — We are unable to predict the impact of the Health Reform Law, which represents significant change to the healthcare industry” included elsewhere in this report.
Recent Acquisition Activity
On June 10, 2010, we entered into a definitive agreement to purchase the Detroit Medical Center (“DMC”), which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds, including Children’s Hospital of Michigan, Detroit Receiving Hospital, Harper University Hospital, Huron Valley-Sinai Hospital, Hutzel Women’s Hospital, Rehabilitation Institute of Michigan, Sinai-Grace Hospital and DMC Surgery Hospital. The DMC acquisition provides us an opportunity to acquire a leading hospital system in a major metropolitan area in terms of both market position and clinical quality.
Under the purchase agreement, we will acquire all of DMC’s assets (other than donor restricted assets and certain other assets) and assume all of its liabilities (other than its outstanding bonds and notes and certain other liabilities) for $417.0 million in cash, which will be used to repay all of such non-assumed debt. The $417.0 million cash payment represents our full cash funding obligations to DMC in order to close the transaction, except for our assumption or payment of DMC’s usual and customary transaction expenses. The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC estimated at $184 million as of December 31, 2009 that we anticipate we will fund over seven years based upon actuarial assumptions and estimates, as adjusted periodically by actuaries. We will also commit to spend $500.0 million in capital expenditures in the DMC facilities during the five years subsequent to closing of the transaction, which amount relates to a specific project list agreed to between the DMC board of representatives and us. In addition, we will commit to spend $350.0 million during this five-year period relating to the routine capital needs of the DMC facilities. The acquisition is pending review and approval by the Michigan Attorney General. If such approval is obtained, we expect to close the transaction during our second quarter of fiscal year 2011.

During August 2010, we entered into definitive agreements to purchase certain assets and assume certain liabilities of the Arizona Heart Hospital and of the Arizona Heart Institute both located in Phoenix, Arizona. We expect these acquisitions to provide us a base upon which to expand our cardiology service offerings in the metropolitan Phoenix market. We expect both of these acquisitions to close during the second quarter of fiscal 2011. However, the Arizona Health Institute acquisition could be delayed since that entity recently made a voluntary filing with the U.S. Bankruptcy Court for the District of Arizona under Chapter 11 of the Bankruptcy Code for a reorganization of its business and the sale of its assets is now subject to the prior approval of such court.
On August 1, 2010, we completed the purchase of Westlake Hospital and West Suburban Medical Center in the western suburbs of Chicago, Illinois from Resurrection Health Care. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 234-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than 10 miles from our MacNeal Hospital and will enable us to achieve a market presence in the western suburban area of Chicago. As part of the purchase, we acquired substantially all of the assets (other than cash on hand) and assumed certain liabilities of these hospitals for a total cash purchase price of approximately $45.0 million.
The Merger
On July 23, 2004, Vanguard executed an agreement and plan of merger with VHS Holdings LLC (“Holdings”) and Health Systems Acquisition Corp., a newly formed Delaware corporation (“Acquisition Corp.”), pursuant to which on September 23, 2004 Acquisition Corp. merged with and into Vanguard, with Vanguard being the surviving corporation (the “Merger”). In the Merger, holders of the outstanding Vanguard capital stock, options to acquire Vanguard common stock and other securities convertible into Vanguard common stock received aggregate consideration of approximately $1,248.6 million.
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
•	Delivery of an ideal patient-centered experience — we expect each of our facilities to create a highly reliable environment of care, and we have focused particularly on our company-wide patient safety model, our comprehensive patient satisfaction program, opening lines of communication between our nurses and physicians and implementing clinical quality best practices across our hospitals to provide the most timely, coordinated and compassionate care to our patients.

•	Nurse leadership initiatives — we realize that our nursing workforce is our most valuable tool in improving the health of our patients and have developed and partially implemented our nursing professional practice model, which incorporates leadership, clinical practice, professional development and interdisciplinary collaboration to foster nursing practice that is evidence-based, innovative and patient-focused.
•	Physician collaboration and alignment — we have implemented an employed hospitalist program, physician leadership councils, information technology upgrades and medical officer leadership initiatives to foster our clinical integration roadmap that seeks to align the goals of the physicians who practice in our hospitals to the goals set forth in our nursing professional practice model while respecting physician care decisions and methods of practice.
•	Promoting care efficiencies — we continue to identify better ways to deliver services that are in demand in the communities we serve and have launched multiple initiatives including electronic intensive care units and company-wide standardization projects for our emergency and operating room departments in order to ensure that the appropriate levels of care are available for our patients and are provided in the most efficient manner.
•	Strengthening our financial operations to fund continuing community investment — we expect to combine a population health strategy with a complex clinical program strategy to transform our care delivery processes and adapt to upcoming changes in reimbursement from a fee for service basis to a fee for episode basis in order to produce financial returns that will enable us to continue to upgrade services and facilities that are vital to the communities we serve.
The Markets We Serve
San Antonio, Texas
In the San Antonio market, as of June 30, 2010, we owned and operated 5 hospitals with a total of 1,741 licensed beds and related outpatient service locations complementary to the hospitals. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve the residents of Bexar County which encompasses most of the metropolitan San Antonio area.
During fiscal 2010, we entered into a $56.4 million agreement for the construction of a replacement facility for our Southeast Baptist Hospital in San Antonio. We expect to spend a total of $86.2 million, including costs to equip, to complete the project and expect the new facility to open in the summer of 2011. We expect that this state of the art replacement facility will enable us to recruit more quality physicians and provide a greater variety of services than our previous facility in this community.
We continue to recognize opportunities to improve efficiencies in these hospitals including emergency room throughput, operating room upgrades and further electronic intensive care monitoring development. We also intend to expand our cardiology, vascular and trauma services in certain of these hospitals during fiscal 2011 either through additional investment in capital and physician resources or strategic partnerships.
During the years ended June 30, 2008, 2009 and 2010, we generated approximately 32.1%, 29.6% and 26.8% of our total revenues, respectively, in this market. We have invested approximately $542.0 million of capital in this market since we purchased these hospitals.
Metropolitan Phoenix, Arizona
In the Phoenix market, as of June 30, 2010, we owned and operated 5 hospitals with a total of 988 licensed beds and related outpatient service locations complementary to the hospitals, a prepaid Medicaid managed health plan, Phoenix Health Plan (“PHP”), and a managed Medicare and dual-eligible health plan, Abrazo Advantage Health Plan (“AAHP”). Phoenix is the fifth largest city in the U.S. and has been one of the fastest growing major metropolitan areas during the past ten years. Our facilities primarily serve the residents of Maricopa County, which encompasses most of the metropolitan Phoenix area.

During the years ended June 30, 2008, 2009 and 2010, exclusive of PHP and AAHP, we generated approximately 18.8%, 17.9% and 17.5% of our total revenues, respectively, in this market. Three of our hospitals in this market were formerly not-for-profit hospitals. We believe that payers will choose to contract with us in order to give their enrollees a comprehensive choice of providers in the western and northern Phoenix areas. Recently, we have negotiated improvements in our payer rates at our Phoenix hospitals generally, and Arizona’s state Medicaid program remains a comprehensive provider of healthcare coverage to low income individuals and families. We believe our network strategy will enable us to continue to effectively negotiate with managed care payers and to build upon our network’s comprehensive range of integrated services.
We expect to introduce a more efficient mix of service offerings between the various Arizona hospitals including general surgery and cardiology services. We also plan to expand select services at certain of these facilities including neurology, oncology, endovascular and trauma services. Further expansion of primary care locations or emergency care facilities in the communities surrounding our hospitals should improve volumes, while continued development of our hospitalist programs in these hospitals should improve quality of care.
Metropolitan Chicago, Illinois
In the Chicago metropolitan area, as of June 30, 2010, we owned and operated 2 hospitals with 766 licensed beds, and related outpatient service locations complementary to the hospitals. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the years ended June 30, 2008, 2009 and 2010, we generated approximately 14.9%, 14.6% and 14.1%, respectively, of our total revenues in this market.
We chose MacNeal Hospital and Weiss Hospital, both former not-for-profit facilities, as our first two entries into the largely not-for-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. MacNeal offers tertiary services such as open heart surgery that patients would otherwise have to travel outside the local community to receive. Both hospitals partner with various medical schools, the most significant being the University of Chicago Medical School and the University of Illinois Medical School, to provide medical training through residency programs in multiple specialties. In addition, MacNeal Hospital runs a successful free-standing program in family practice, one of the oldest such programs in the state of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. Our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers. We intend to further develop and strengthen our cardiovascular, orthopedics and oncology services at these hospitals. We expect to realize efficiencies by combining MacNeal Hospital into a health network with our newly acquired Westlake Hospital and West Suburban Medical Center. This network strategy will enable us to coordinate service levels among the hospitals to meet the needs of this community and to provide those services in a more efficient setting.
Massachusetts
In Massachusetts, as of June 30, 2010, we owned and operated 3 hospitals with a total of 640 licensed beds and related healthcare services complementary to the hospitals. These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick. These hospitals were acquired by us on December 31, 2004. We believe that opportunities for growth through increased market share exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy. During the years ended June 30, 2008, 2009 and 2010, the Massachusetts facilities represented 19.7%, 18.3% and 18.2% of our total revenues, respectively.
Saint Vincent Hospital, located in Worcester, is a 321-bed teaching hospital with an extensive residency program. Worcester is located in central Massachusetts and is the second largest city in Massachusetts. The service area is characterized by a patient base that is older, more affluent and well-insured. Saint Vincent Hospital is focused on strengthening its payer relationships, developing its primary care physician base and expanding its offerings primarily in cancer care and geriatrics.
MetroWest Medical Center’s two campus system has a combined total of 319 licensed beds with locations in Framingham and Natick, in the suburbs west of Boston. These facilities serve communities that are generally well-insured. We are seeking to develop strong ambulatory care capabilities in these service areas, as well as to expand our orthopedics and radiation oncology services and advance the research capabilities of these hospitals.

Our Facilities
We owned and operated 15 acute care hospitals as of June 30, 2010. The following table contains information concerning our hospitals:

		Licensed
Hospital	City	Beds	Date Acquired
Texas
Baptist Medical Center	San Antonio	636	January 1, 2003
Northeast Baptist Hospital	San Antonio	367	January 1, 2003
North Central Baptist Hospital	San Antonio	268	January 1, 2003
Southeast Baptist Hospital	San Antonio	175	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	295	January 1, 2003

Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Arrowhead Hospital	Glendale	220	June 1, 2000
Phoenix Baptist Hospital	Phoenix	236	June 1, 2000
Paradise Valley Hospital	Phoenix	136	November 1, 2001
West Valley Hospital (1)	Goodyear	164	September 4, 2003

Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (2)	Chicago	339	June 1, 2002

Massachusetts
MetroWest Medical Center — Leonard Morse Hospital	Natick	141	December 31, 2004
MetroWest Medical Center — Framingham Union Hospital	Framingham	178	December 31, 2004
Saint Vincent Hopsital at Worcester Medical Center	Worcester	321	December 31, 2004

Total Licensed Beds		4,135

(1)	This hospital was constructed, not acquired.

(2)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.
In addition to the hospitals listed in the table above, as of June 30, 2010, we owned certain outpatient service locations complementary to the hospitals, as well as two surgery centers in Orange County, California. We also own and operate a limited number of medical office buildings in conjunction with our hospitals which are primarily occupied by physicians practicing at our hospitals.
Our Hospital Operations
Acute Care Services
Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services, as well as select tertiary services such as open-heart surgery and level II and III neonatal intensive care at certain facilities. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy. We also provide outpatient services at our imaging centers and ambulatory surgery centers. Certain of our hospitals have a limited number of psychiatric, skilled nursing and rehabilitation beds.

Management and Oversight
Our senior management team has extensive experience in operating multi-facility hospital networks and plays a vital role in the strategic planning for our facilities. A hospital’s local management team is generally comprised of a chief executive officer, chief operating officer, chief financial officer and chief nursing officer. Local management teams, in consultation with our corporate staff, develop annual operating plans setting forth quality and patient satisfaction improvement initiatives, revenue growth strategies through the expansion of offered services and the recruitment of physicians in each community and plans to improve operating efficiencies and reduce costs. We believe that the ability of each local management team to identify and meet the needs of our patients, medical staffs and the community as a whole is critical to the success of our hospitals. We base the compensation for each local management team in part on its ability to achieve the goals set forth in the annual operating plan, including quality of care, patient satisfaction and financial measures.
Boards of trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital chief executive officer, advise the local management teams. Members of each board of trustees are identified and recommended by our local management teams and serve three-year staggered terms. The boards of trustees establish policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards. We have formed Physician Advisory Councils at each of our hospitals that focus on quality of care, clinical integration and other issues important to physicians and make recommendations to the boards of trustees as necessary. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.
We also provide support to the local management teams through our corporate resources in areas such as revenue cycle, business office, legal, managed care, clinical efficiency, physician services and other administrative functions. These resources also allow for sharing best practices and standardization of policies and processes among all of our hospitals.
Attracting Patients
We believe that there are three key elements to attracting patients and retaining their loyalty. The first is the hospital’s reputation in the market, driven by a combination of factors including awareness of services, perception of quality, past delivery of care and profile in mass media. The second is direct patient experience and the willingness of past patients and their families to promote the hospital and to return to the hospital as new needs arise. The third element in attracting patients is through market intermediaries who control or recommend use of hospitals, outpatient facilities, ancillary service and specialist physicians. These intermediaries include employers, social service agencies, insurance companies, managed care providers, attorneys and referring physicians.
Our marketing efforts are geared to managing each of those three elements positively. Media relations, marketing communications, web-based platforms and targeted market research are designed to enhance the reputation of our hospitals, improve awareness of the scope of services and build preference for use of our facilities and services. Our recruitment and retention efforts are designed to build a staff who delivers safety, quality, customer satisfaction and efficiency. The quality of the physician and nursing staff are key drivers of positive perception. Our capital investment strategies are also designed to improve our attractiveness to patients. Clean, modern, well equipped and conveniently located facilities are similarly key perceptual drivers.
Our focus on improving customer satisfaction is designed to help us create committed users who will promote our reputation. Our goal in providing care is to offer the best possible outcome with the greatest patient satisfaction. We employ tools of customer relationship management to better inform our patients of services they or their families may need and to provide timely reminders and aids in promoting and protecting their health. We also strive to understand and deliver care from the patient’s perspective by including patients and their families in the design of our services and facilities.
In each of our markets we are developing closer relationships with major employers and learning more about their needs and how we might best help them improve productivity and reduce health care costs, absenteeism and workers compensation claims. Our hospitals work closely with social agencies and especially federally qualified health centers to provide appropriate care and follow-up for medically indigent patients. Our managed care teams work closely with insurers to develop high quality, cost efficient programs to improve outcomes. We maintain active relationships with more than 200 physicians in each market to better understand how to serve them and their patients, how to provide well-coordinated care and how to best engage them in collaborative care models built around electronic medical records and collectively developed care protocols. Through these efforts we hope to position ourselves as a trusted partner to these market intermediaries.
Outpatient Services
The healthcare industry has experienced a general shift during recent years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admissions to recover over the long-term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through expanding service offerings and increasing the throughput and convenience of our emergency departments, outpatient surgery facilities and other ancillary units in our hospitals. We also own two ambulatory surgery centers in Orange County, California, various primary care centers in each of our markets and interests in diagnostic imaging centers in San Antonio, Texas. We continually look to add improved resources to our facilities including new relationships with quality primary care and specialty physicians, maintaining a first class nursing staff and utilizing technologically advanced equipment, all of which we believe are critical to be the provider of choice for baby boomers. We have focused on core services including cardiology, neurology, oncology, orthopedics and women’s services. We also operate sub-acute units such as rehabilitation, skilled nursing facilities and psychiatric services, where appropriate, to meet the needs of our patients while increasing volumes and increasing care management efficiencies.

Operating Statistics
The following table sets forth certain operating statistics from continuing operations for the periods indicated. Acute care hospital operations are subject to fluctuations due to seasonal cycles of illness and weather, including increased patient utilization during the cold weather months and decreases during holiday periods.

	Year ended June 30,
	2006	2007	2008	2009	2010
Number of hospitals at end of period (a)	15	15	15	15	15
Number of licensed beds at end of period (a)	3,937	4,143	4,181	4,135	4,135
Discharges (a)	162,446	166,873	169,668	167,880	168,370
Adjusted discharges (a)	274,451	277,231	283,250	288,807	295,702
Net revenue per adjusted discharge (a)(b)	$7,230	$7,674	$8,047	$8,503	$8,408
Average length of stay (days) (a)	4.32	4.33	4.33	4.23	4.17
Total surgeries (a)	113,043	113,833	110,877	114,348	113,289
Emergency room visits (a)	554,250	572,946	588,246	605,729	626,237
Member lives (a)	146,200	145,600	149,600	218,700	241,200

(a)	The definitions for these operating statistics are set forth in “Item 6 — Selected Financial Data” included elsewhere in this Report.

(b)	Net revenue per adjusted discharge for the year ended June 30, 2010 would have been $8,764 absent the policy changes for uninsured discounts and Medicaid pending in our Illinois hospitals on April 1, 2009 and our Phoenix and San Antonio hospitals on July 1, 2009. Net revenue per adjusted discharge was substantially the same for the year ended June 30, 2009 absent the policy changes for uninsured discounts.
Our Health Plan Operations
Phoenix Health Plan
In addition to our hospital operations, we own three health plans. PHP is a prepaid Medicaid managed health plan that currently serves nine counties throughout the state of Arizona. We acquired PHP in May 2001. We are able to enroll eligible patients in our hospitals into PHP or other approved Medicaid managed health plans who otherwise would not be able to pay for their hospital expenses. We believe the volume of patients generated through our health plans will help attract quality physicians to the communities our hospitals serve.
For the year ended June 30, 2010, we derived approximately $745.2 million of our total revenues from PHP. PHP had approximately 201,400 members as of June 30, 2010, and derives substantially all of its revenues through a contract with the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for monthly capitation payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.
As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $50.0 million. Vanguard maintains this performance guarantee on behalf of PHP in the form of surety bonds totaling $50.0 million with independent third party insurers that expire on October 1, 2010. We were also required to arrange for $5.0 million in letters of credit to collateralize our $50.0 million in surety bonds with the third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us.
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

Abrazo Advantage Health Plan
Effective January 1, 2006, AAHP became a Medicare Advantage Prescription Drug Special Needs Plan provider under a contract with CMS that renews annually. This allows AAHP to offer Medicare and Part D drug benefit coverage for Medicare members and dual-eligible members (those that are eligible for Medicare and Medicaid). PHP had historically served dual-eligible members through its AHCCCS contract. As of June 30, 2010, approximately 2,700 members were enrolled in AAHP, most of whom were previously enrolled in PHP. For the year ended June 30, 2010, we derived approximately $34.6 million of our total revenues from AAHP. AAHP’s current contract with CMS expires on December 31, 2010.
MacNeal Health Providers
The operations of MHP are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2010, we derived approximately $59.9 million of our total revenues from MHP. MHP generates revenues from its contracts with health maintenance organizations from whom it took assignment of capitated member lives as well as third party administration services for other providers. As of June 30, 2010, MHP had contracts in effect covering approximately 37,100 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of MHP are dependent upon health maintenance organizations in the metropolitan Chicago area continuing to assign capitated-member lives to health plans like MHP as opposed to entering into direct fee-for-service arrangements with healthcare providers.
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
A hospital’s competitive position also depends in large measure on the quality and specialties of physicians associated with the hospital. Physicians refer patients to a hospital primarily on the basis of the quality and breadth of services provided by the hospital, the quality of the nursing staff and other professionals affiliated with the hospital, the hospital’s location and the availability of modern equipment and facilities. Although physicians may terminate their affiliation with our hospitals, we seek to retain physicians of varied specialties on our medical staffs and to recruit other qualified physicians by maintaining or expanding our level of services and providing quality facilities, equipment and nursing care for our patients.

Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in recent years due primarily to consolidations of health plans. Our markets have experienced significant managed care penetration. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.
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
Employees and Medical Staff
As of June 30, 2010, we had approximately 20,100 employees, including approximately 2,100 part-time employees. Approximately 1,600 of our full-time employees at our three Massachusetts hospitals are unionized. Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.
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
During fiscal year 2010, we achieved the 72nd percentile for employee engagement within the Gallup Organization Healthcare Employee Engagement Database. This result reflects continued improvement since we began monitoring employee engagement during fiscal year 2008, our baseline year. We believe our efforts to improve employee engagement will have a positive impact on nursing turnover thereby reducing operating costs and ultimately leading to higher patient satisfaction with the services we provide.
One of our primary nurse recruiting strategies for our San Antonio hospitals is our continued investment in the Baptist Health System School of Health Professions (“SHP”), our nursing school in San Antonio. SHP offers seven different healthcare educational programs with its greatest enrollment in the professional nursing program. SHP expects to enroll approximately 550 students for its Fall 2010 semester. The majority of SHP graduates have historically chosen permanent employment with our hospitals. We have changed SHP’s nursing program from a diploma program to a degree program and may improve other SHP programs in future periods. We completed the necessary steps during fiscal 2009 to make SHP students eligible for participation in the Pell Grant and other federal grant and loan programs. Approximately 54% of SHP students receive some form of federal financial aid. These enhancements are factors in the increased SHP enrollment and has made SHP more attractive to potential students.
Our hospitals grant staff privileges to licensed physicians who may serve on the medical staffs of multiple hospitals, including hospitals not owned by us. A physician who is not an employee can terminate his or her affiliation with our hospital at any time. Although we employ a growing number of physicians, a physician does not have to be our employee to be a member of the medical staff of one of our hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and board of trustees in accordance with established credentialing criteria. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Although we were generally successful in our physician recruiting efforts during fiscal 2010, we face continued challenges in some of our markets to recruit certain types of physician specialists who are in high demand. We expect that our previously described physician recruiting and alignment initiatives will make our hospitals more desirable environments in which more physicians will choose to practice.

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
During fiscal 2010, we invested significantly in clinical information technology. We believe that the importance of and reliance upon clinical information technology will continue to increase in the future. Accordingly, we expect to make additional significant investments in clinical information technology during fiscal years 2011 and 2012 as part of our business strategy to increase the efficiency and quality of patient care.
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

Professional and General Liability Insurance
As is typical in the healthcare industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. We created a captive insurance subsidiary on June 1, 2002 to assume a substantial portion of the professional and general liability risks of our facilities. Since then we have self-insured our professional and general liability risks, either through premiums paid to our captive insurance subsidiary or by retaining risk through another of our subsidiaries, in respect of claims incurred up to $10.0 million annually. Beginning on July 1, 2010, we increased this self-insured retention to $15.0 million for our Illinois hospitals. We have also purchased umbrella excess policies for professional and general liability insurance for an additional $65.0 million of annual coverage in the aggregate.
The malpractice insurance environment remains volatile. Some states in which we operate, including Texas and Illinois, have passed in recent years tort reform legislation to place limits on non-economic damages. However, in November 2007 a judge in the Illinois Cook County Circuit Court declared that these Illinois malpractice limits were unconstitutional under state law and an appeal to the Illinois Supreme Court was unsuccessful. Additionally, in Texas an action has been brought to declare its tort reform legislation unconstitutional under federal law. Thus, while we have taken multiple steps at our facilities to reduce our professional liability exposures, absent significant legislation (not later declared unconstitutional) to curb the size of malpractice judgments in the states in which we operate, our insurance costs may increase in the future.
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
We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients.
The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,
	2008	2009	2010
Medicare	26.2%	25.3%	25.5%
Medicaid	7.6%	7.9%	7.4%
Managed Medicare	14.0%	14.1%	14.8%
Managed Medicaid	7.5%	8.8%	9.5%
Managed care	35.0%	34.7%	34.9%
Self pay	8.6%	8.3%	6.8%
Other	1.1%	0.9%	1.1%

Total	100.0%	100.0%	100.0%

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
Traditional Medicare
One of the ways Medicare beneficiaries can elect to receive their medical benefits is through the traditional Medicare program, which provides reimbursement under a prospective payment fee-for-service system. A general description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare program is provided below. The impact of recent changes to reimbursement for these types of services is included in the sections entitled “Annual Medicare Regulatory Update” and “Impact of Health Reform Law on Reimbursement.”
Medicare Inpatient Acute Care Reimbursement
Medicare Severity-Adjusted Diagnosis-Related Group Payments. Sections 1886(d) and 1886(g) of the Social Security Act set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system. Under the inpatient prospective payment system, Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related groups (“MS-DRGs”), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources to treat. CMS assigns to each MS-DRG a relative weight that represents the average resources required to treat cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs.
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
Full annual market basket rate increases are only available for those providers who submit their patient care quality indicators data to the Secretary of HHS. CMS has expanded through a series of rules the number of quality measures that must be reported to receive the full market basket update. CMS requires hospitals to submit 44 quality measures in order to qualify for the full market basket update for federal fiscal year 2010, and the number of measures will increase to 46 for federal fiscal year 2011. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update.
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

Under the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total MS-DRG payments. CMS adjusts the fixed threshold on an annual basis to bring the outlier percentage within the 5% to 6% parameters. CMS recently estimated that the total outlier payments in federal fiscal year 2010 will be 4.7% of total MS-DRG payments. Thus, CMS lowered the outlier threshold in federal fiscal year 2011 to $23,075 (from $23,140 in federal fiscal year 2010) to maintain projected outlier payments at 5.1% for the year. Changes to the outlier fixed threshold amount can impact a hospital’s number of cases that qualify for the additional payment and the amount of reimbursement the hospital receives for those cases that qualify. The most recently filed cost reports for our hospitals as of June 30, 2008, 2009 and 2010 reflected outlier payments of $4.3 million, $4.2 million and $4.9 million, respectively.
Disproportionate Share Hospital Payments. Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of disproportionate share hospital (“DSH”) payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Each DSH hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care. It is difficult to predict the full impact of the Medicare DSH reductions. The CBO estimates $22 billion in reductions to Medicare DSH payments between 2010 and 2019, while for the same time period, CMS estimates reimbursement reductions totaling $50 billion. During the years ended June 30, 2009 and 2010, we recognized $53.4 million and $58.8 million of Medicare DSH revenues, respectively.
Direct Graduate and Indirect Medical Education. The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent limits established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. Pending health reform legislation includes provisions that would increase flexibility in GME funding rules to incentivize outpatient training. During our fiscal year 2010, five of our hospitals were affiliated with academic institutions and received GME or IME payments.
Hospital acquired conditions and serious medical errors. CMS has set forth a goal to transform Medicare from a passive payer to a value-based payer. As a result, for discharges occurring after October 1, 2008, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission. There are currently 10 categories of conditions on the list of HACs. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. Effective October 1, 2008, Medicare will no longer pay hospitals for the additional costs of care resulting from eight medical events such as patient falls, objects left inside patients during surgery, pressure ulcers, and certain types of infections. Certain states have established policies or proposed legislation to prohibit hospitals from charging or receiving payments from their Medicaid programs for highly preventable adverse medical events (often called “never events”), which were developed by the National Quality Forum. Never events include wrong-site surgery, serious medication errors, discharging a baby to the wrong mother, etc.
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

Those hospital outpatient services subject to prospective payment reimbursement are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending upon the services provided, a hospital may be paid for more than one APC for a patient visit. CMS periodically updates the APCs and annually adjusts the rates paid for each APC. As part of a final rule published in November 2007, CMS continues to require hospitals to submit quality data relating to outpatient care in order to receive the full market basket index increase. This rule required submission of 11 quality measures in calendar 2009 and 2010 or else the market basket index increase for the subsequent calendar would be reduced by two percentage points.
Rehabilitation Units
CMS reimburses inpatient rehabilitation designated units pursuant to a prospective payment system. Under this prospective payment system, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. As of June 30, 2010, we operated three inpatient rehabilitation units within our acute care hospitals.
Psychiatric Units
Medicare utilizes a prospective payment system to pay inpatient psychiatric hospitals and units. This system is a per diem prospective payment system with adjustments to account for certain patient and facility characteristics. Additionally, this system includes a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department which all of our units qualified for. As of June 30, 2010, we operated five psychiatric units within our acute care hospitals subject to this reimbursement methodology.
Federal Fiscal Year 2010 and 2011 Payment Updates
The annual Medicare regulatory updates published by CMS on August 27, 2009 and November 20, 2009 in the Federal Register provided for the following adjustments in Medicare reimbursement for the Medicare fiscal year 2010 (October 1, 2009 through September 30, 2010):
•	A market basket index increase of 2.1% for MS-DRG operating payments for hospitals who reported the 43 patient quality care indicators from 2009 and 0.1% for those who did not (this compares to 3.6% for 2009 and 3.3% for 2008, both of which are subject to a 2.0% reduction for those hospitals who did not report the patient quality care indicators applicable to those years).
•	No across-the-board reduction to the to the MS-DRG base payment rate to offset the effect of documentation and/or coding changes or the classification of discharges not related to case mix changes (2009 and 2008 included reductions of 0.9% and 0.6%, respectively). However, CMS will consider phasing in future adjustments over an extended period beginning in fiscal 2011.
•	Continuation of the capital indirect medical adjustment to payment rates for teaching hospitals.
•	Continuation of a provision of the Deficit Reduction Act of 2005 that precludes hospitals from receiving additional payments to treat costs associated with 10 specifically identified patient hospital-acquired conditions including infections (the same 10 identified conditions as for 2009, but compares to 8 identified conditions for 2008).
•	An increase in the inpatient cost outlier threshold to $23,140 from $20,045 in 2009 and $22,185 in 2008.
•	An increase in the capital federal MS-DRG rate of 1.4% (compares to a 1.9% increase for federal fiscal year 2009).
•	A market basket increase of 2.5% for hospital rehabilitation unit payment rates (this compares to 0% for both 2009 and 2008).
•	An increase in the outpatient APC payment rate for calendar year 2010 by the full market basket of 2.1%.
On July 30, 2010, CMS issued a final rule related to the federal fiscal year 2011 hospital inpatient PPS. In this rule, CMS increased the MS-DRG rate for federal fiscal year 2011 by 2.35% which reflects the full market basket of 2.6% adjusted by the 0.25% reduction required by the Health Reform Law. However, CMS has also applied a documentation and coding adjustment of negative 2.9% in federal fiscal year 2011. This reduction represents half of the documentation and coding adjustment required to recover the increase in aggregate payments made in 2008 and 2009 during implementation of the MS-DRG system. CMS plans to recover the remaining 2.9% and interest in federal fiscal year 2012. The market basket update, the documentation and coding adjustment and the decrease mandated by the Health Reform Law together show the aggregate market basket adjustment for federal fiscal year 2011 to be negative 0.55%. CMS has also announced that an additional prospective negative adjustment of 3.9% will be needed to avoid increased Medicare spending unrelated to patient severity of illness. CMS is not proposing this additional 3.9% reduction at this time but has stated that it will be required in the future.

We have submitted the required patient care quality indicators for our hospitals to receive the full market basket index increases for the both the inpatient and outpatient prospective payment systems for federal fiscal year 2009. We intend to submit the necessary information to realize the full federal fiscal year 2010 inpatient and outpatient increases as well. However, as additional patient quality indicator reporting requirements are added, system limitations or other difficulties could result in CMS deeming our submissions not timely or not complete to qualify for the full market basket index increases. Additionally, the U.S. Congress has given CMS the ability to continue to evaluate whether the 2008 and 2009 inpatient reductions for documentation and coding adjustments were sufficient to account for payment changes not related to case mix changes. This continuing evaluation could negatively impact MS-DRG payment rates for federal fiscal years 2011 and 2012.
Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. The more widespread development of specialty hospitals in recent years has caused CMS to focus on payment levels for these specialty services. Changes in the payments for specialty services could adversely impact our revenues.
Impact of Health Reform Law on Medicare Reimbursement
Inpatient Reimbursement. The Health Reform Law provides for annual decreases to the market basket, including a 0.25% reduction in 2010 for discharges occurring on or after April 1, 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. Based upon the latest available data, federal fiscal year 2012 market basket reductions resulting from this productivity adjustment are likely to range from 1.0% to 1.4%. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. A decrease in payments rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.
The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive” readmissions within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as excessive readmissions for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive” readmissions means, the amount of the payment reduction and other terms and conditions of this program.
Additionally, the Health Reform Law establishes a value-based purchasing program to further link payments to quality and efficiency. In federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to reward hospitals that meet certain quality performance standards established by HHS. HHS will have the authority to determine the quality performance measures, the standards hospitals must achieve in order to meet the quality performance measures and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by the reductions related to the value-based purchasing program.

Outpatient Reimbursement. In the Calendar Year 2010 Outpatient Prospective Payment System Final Rule, published in the November 20, 2009 Federal Register, CMS announced that the market basket update for 2010 outpatient hospital payments would be the full market basket of 2.1%. However, the Health Reform Law includes a 0.25% reduction to the market basket for 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following calendar years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For calendar year 2012 and each subsequent calendar year, the Health Reform Law provides for an annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019.
Rehabilitation Unit Reimbursement. The market basket increase for hospital rehabilitation units for 2010 is 2.5% (this compares to 0% for both 2009 and 2008). However, the Health Reform Law requires a 0.25% reduction to the market basket for 2010 for discharges occurring on or after April 1, 2010. CMS implemented this reduction through program guidance issued on April 1, 2010. Effective April 1, 2010, the market basket update for rehabilitation hospitals and units was reduced to 2.25%, resulting in a standard payment conversion factor of $13,627. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient rehabilitation units prospective payment system by $5.7 billion from 2010 to 2019. Beginning in federal fiscal year 2014, inpatient rehabilitation units will be required to report quality measures to HHS or will receive a two percentage point reduction to the market basket update. Effective January 1, 2010, rehabilitation units must comply with new rules regarding preadmission screening, post-admission treatment planning and on-going coordination of care.
Psychiatric Unit Reimbursement. The annual market basket update for inpatient psychiatric units for rate year 2010 was 2.1%, and the annual market basket update for rate year 2011 is 2.4%. However, the Health Reform Law includes a 0.25% reduction to the market basket for rate year 2010 and again in 2011. The Health Reform Law also provides for the following reductions to the market basket update for each of the following rate years: 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. In addition, the Health Reform Law requires that CMS develop a quality reporting program for psychiatric hospitals and units for implementation in July 2013. For rate year 2012 and each subsequent rate year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the prospective payment system for inpatient psychiatric hospitals and units by $4.3 billion from 2010 to 2019.
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
In a report issued in July 2008, CMS reported that the RACs in the demonstration project corrected over $1 billion of Medicare improper payments from 2005 through March 2008. Roughly 96% of the improper payments ($992.7 million) were overpayments collected from providers, while the remaining 4% ($37.8 million) were underpayments repaid to providers. Of the overpayments, 85% were collected from inpatient hospital providers, while the other principal collections were 6% from inpatient rehabilitation facilities and 4% from outpatient hospital providers.
RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The RAC review is either “automated,” for which a decision can be made without reviewing a medical record, or “complex,” for which the RAC must contact the provider in order to procure and review the medical record to make a decision about the payment. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.
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
As to “complex” reviews where a review of the medical record is required, RACs make claim determinations when there is a high probability (but not certainty) that a service is not covered, or where no Medicare policy, guidance or Medicare-sanctioned coding guideline exists. It is expected that many complex reviews will be medical necessity audits that assess whether care provided was medically necessary and provided in the appropriate setting. It is currently expected that, while RACs made complex reviews in calendar year 2009 related to DRG validation and coding, the RACs will not conduct complex reviews for medical necessity cases until calendar year 2010.
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
Accountable Care Organizations and Pilot Projects
The Health Reform Law requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”), beginning no later than January 1, 2012. The program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred, and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute and the Stark Law. The Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

The Health Reform Law requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition. In addition, the Health Reform Law provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.
Managed Medicare
Managed Medicare plans represent arrangements where a private company contracts with CMS to provide members with Medicare Part A, Part B and Part D benefits. Managed Medicare plans can be structured as health maintenance organizations, preferred provider organizations or private fee-for-service plans. The Medicare program allows beneficiaries to choose enrollment in certain managed Medicare care plans. The Medicare Improvement for Patients and Providers Act of 2008 reduced payments to managed Medicare plans. Additionally, the Health Reform Law reduces premium payments to managed Medicare plans over a three-year period such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. The CBO has estimated that, as a result of these changes, payments to plans will be reduced by $138 billion between 2010 and 2019, while CMS has estimated the reduction to be $145 billion. The Health Reform Law also expands RAC programs to include managed Medicare plans. This recent legislation combined with continued weakened economic conditions may result in decreased enrollment in such plans and may limit our ability to negotiate adequate rate increases with these providers for our hospital services.
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
Disproportionate Share Payments
Certain states in which we operate provide DSH payments to hospitals that treat a disproportionately large number of low-income patients as part of their state Medicaid programs, similar to DSH payments received from Medicare. During the years ended June 30, 2009 and 2010, we recognized revenues of approximately $26.0 million and $29.1 million, respectively, related to Medicaid DSH reimbursement payments. These amounts do not include our revenues recognized from payments related to various Upper Payment Limit, Provider Tax Assessment and Community Benefit programs, which totaled $25.9 million and $35.6 million, respectively, during fiscal 2009 and 2010, since these programs are separate from DSH. These states continually assess the level of expenditures for disproportionate share reimbursement and may reduce these payments or restructure this portion of their Medicaid programs.

Impact of Health Reform Law on Medicaid Reimbursement
The Health Reform Law requires states to expand Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level by 2014, but such limit effectively increases to 138% with the “5% income disregard” provision. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exemptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level.
The Health Reform Law increases federal funding for Medicaid Integrity Contractors (“MICS”), private contractors who perform post-payment audits of Medicaid claims to identify overpayments, for federal fiscal years 2011 and beyond. Through the Deficit Reduction Act of 2005, Congress expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program. MICs are assigned to 5 geographic regions and have commenced audits in several of the states assigned to those regions. Throughout 2010, MIC audits will continue and expand to other states. The Health Reform Law also expands the scope of RAC programs to include Medicaid by requiring all states to enter contracts with RACs by December 31, 2010.
The Health Reform Law will also reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 — $500 million; 2015 — $600 million; 2016 — $600 million; 2017 — $1.8 billion; 2018 — $5 billion; 2019 — $5.6 billion; and 2020 - $4 billion. How such cuts are allocated among the states and how the states allocate these cuts among providers have yet to be determined.
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

Managed Care and Other Private Insurers
Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional volume, most of our hospitals offer discounts from established charges or prospective payment systems to these large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. However, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment rate increases of 4% to 8% from non-governmental managed care payers during fiscal year 2010, there can be no assurance that we will continue to receive increases in the future and that patient volumes from these payers will not be adversely affected by rate negotiations. These contracts often contain exclusions, carve-outs, performance criteria and other provisions and guidelines that require our constant focus and attention. Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a 13,412 day decrease in managed care patient days during the year ended June 30, 2010 compared to the year ended June 30, 2009 or a decrease from 24.2% of total inpatient days for fiscal year 2009 to 22.6% for fiscal year 2010.
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
Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. We implemented this policy in our Phoenix and San Antonio facilities effective July 1, 2009. These discounts were approximately $11.7 million and $215.7 million for the years ended June 30, 2009 and 2010, respectively.
A significant portion of our self-pay patients are admitted through our hospitals’ emergency departments and often require high-acuity treatment. The Emergency Medical Treatment and Active Labor Act (“EMTALA”) requires any hospital that participates in the Medicare program to conduct an appropriate medical screening examination of every person who presents to the hospital’s emergency room for treatment and, if the individual is suffering from an emergency medical condition, to either stabilize that condition or make an appropriate transfer of the individual to a facility that can handle the condition. The obligation to screen and stabilize emergency medical conditions exists regardless of an individual’s ability to pay for treatment. High-acuity treatment is more costly to provide and, therefore, results in higher billings, which are the least collectible of all accounts. We believe self-pay patient volumes and revenues have been impacted during the last two years due to a combination of broad economic factors, including reductions in state Medicaid budgets, increasing numbers of individuals and employers who choose not to purchase insurance and an increased burden of coinsurance and deductibles to be made by patients instead of insurers.
Self-pay accounts pose significant collectability problems. At June 30, 2010, approximately 20.6% of our accounts receivable, prior to the allowance for doubtful accounts, contractual allowances and the charity care allowance, was comprised of self-pay accounts. The majority of our provision for doubtful accounts relates to self-pay patients. As of June 30, 2010, our combined allowances for doubtful accounts, uninsured discounts and charity care covered approximately 84% of our self-pay receivables. Until the Health Reform Law is implemented, we remain vulnerable to further increased self-pay utilization. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and applying these intake best practices to all of our hospitals. We developed hospital-specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements, which do not become effective until 2014, for individuals to obtain, and employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many previously uninsured individuals will obtain coverage as a result of the new law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals. In addition, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment.
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During our fiscal years ended June 30, 2008, 2009 and 2010, we deducted $86.1 million, $91.8 million and $87.7 million of charity care from gross charges, respectively.
Government Regulation and Other Factors
Overview
All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. In addition, these laws, rules and regulations are extremely complex and the healthcare industry has had the benefit of little or no regulatory or judicial interpretation of many of them. Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions and our hospitals can lose their licenses and their ability to participate in the Medicare and Medicaid programs.
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

Utilization Review
Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to HHS that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare program. Most non-governmental managed care organizations also require utilization review.
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
Anti-Kickback Statute
A section of the Social Security Act known as the federal Anti-Kickback Statute prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes regardless of knowledge of the Anti-Kickback Statute or intent to violate the Anti-Kickback Statute to be found guilty of a violation. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, but it also includes civil money penalties of up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.
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

The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:
•	payment of any incentive by the hospital when a physician refers a patient to the hospital
•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;
•	provision of free or significantly discounted billing, nursing or other staff services;
•	free training for a physician’s office staff, including management and laboratory techniques;
•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;
•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;
•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;
•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;
•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or
•	“gain sharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.
The OIG has encouraged persons having information about hospitals who offer the above types of incentives to physicians to report such information to the OIG. The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to healthcare providers. These bulletins, along with other “fraud alerts,” have focused on certain arrangements between physicians and providers that could be subject to heightened scrutiny by government enforcement authorities, including, “suspect” joint ventures where physicians may become investors with the provider in a newly formed joint venture entity where the investors refer their patients to this new entity, and are paid by the entity in the form of “profit distributions.” These subject joint ventures may be intended not so much to raise investment capital legitimately to start a business, but to lock up a stream of referrals from the physician investors and to compensate them indirectly for these referrals. Because physician investors can benefit financially from their referrals, unnecessary procedures and tests may be ordered or performed, resulting in unnecessary Medicare expenditures.
Similarly, in a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a healthcare provider in one line of business (the “Owner”) expands into a related healthcare business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal healthcare program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier—otherwise a potential competitor—receiving in return the profits of the business as remuneration for its federal program referrals. The Bulletin lists the following features of these “questionable” contractual relationships. First, the Owner expands into a related line of business, which is dependent on referrals from, or other business generated by, the Owner’s existing business. Second, the Owner neither operates the new business itself nor commits substantial financial, capital or human resources to the venture. Instead, it contracts out substantially all the operations of the new business. The Manager/Supplier typically agrees to provide not only management services, but also a range of other services, such as the inventory necessary to run the business, office and healthcare personnel, billing support, and space. Third, the Manager/Supplier is an established provider of the same services as the Owner’s new line of business. In other words, absent the contractual arrangement, the Manager/Supplier would be a competitor of the new line of business, providing items and services in its own right, billing insurers and patients in its own name, and collecting reimbursement. Fourth, the Owner and the Manager/Supplier share in the economic benefit of the Owner’s new business. The Manager/Supplier takes its share in the form of payments under the various contracts with the Owner; the Owner receives its share in the form of the residual profit from the new business. Fifth, aggregate payments to the Manager/Supplier typically vary with the value or volume of business generated for the new business by the Owner. We monitor carefully our contracts with other healthcare providers and attempt to not allow our facilities to enter into these suspect Contractual Joint Ventures.

In addition to issuing fraud alerts and Special Advisory Bulletins, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. In January 2005, the OIG published a Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identifies a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians. In addition, the Health Reform Law includes provisions that would revise the scienter requirements such that a person need not have actual knowledge of the Anti-Kickback Statute or intent to violate the Anti-Kickback Statute to be found guilty of a violation.
We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2010, physicians owned interests in two of our free-standing surgery centers in California and seven of our diagnostic imaging centers in Texas. We may sell ownership interests in certain other of our facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect in our business, financial condition or results of operations.
Other Fraud and Abuse Provisions
The Social Security Act also imposes criminal and civil penalties for submitting false claims to Medicare and Medicaid. False claims include, but are not limited to, billing for services not rendered, misrepresenting actual services rendered in order to obtain higher reimbursement and cost report fraud. Like the Anti-Kickback Statute, these provisions are very broad. Further, the Social Security Act contains civil penalties for conduct including improper coding and billing for unnecessary goods and services. Under the Health Reform Law, civil penalties may be imposed for the failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. To avoid liability, providers must, among other things, carefully and accurately code claims for reimbursement, promptly return overpayments and accurately prepare cost reports.
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. This Act also created new enforcement mechanisms to combat fraud and abuse, including the Medicaid Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, this Act establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.
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

The Stark Law
The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of no more than $355 in calendar year 2010 and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law will effectively prevent the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.
CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. In addition, in July 2007 CMS proposed far-reaching changes to the regulations implementing the Stark Law that would further restrict the types of arrangements that hospitals and physicians may enter, including additional restrictions on certain leases, percentage compensation arrangements and agreements under which a hospital purchases services under arrangements. On July 31, 2008, CMS issued a final rule which, in part, finalized and responded to public comments regarding some of its July 2007 proposed major changes to the Stark Law regulations. The most far-reaching of the changes made in this final July 2008 rule effectively prohibit, as of a delayed effective date of October 1, 2009, many “under arrangements” ventures between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician and unit-of-service-based or “per click” compensation and percentage-based compensation in office space and equipment leases between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician. We examined all of our “under arrangement” ventures and space and equipment leases with physicians to identify those arrangements which would have failed to conform to these new Stark regulations as of October 1, 2009, and we restructured or terminated all such non-conforming arrangements so identified prior to October 1, 2009.
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
The Health Reform Law significantly increased the rights of whistleblowers to bring False Claims Act actions by materially narrowing the so-called “public disclosure” bar to their False Claims Act actions. Until the Health Reform Law was enacted, a whistleblower was not entitled to pursue publicly disclosed claims unless he or she was a direct and independent source of the information on which his or her allegations of misconduct were based. Under new Health Reform Law provisions:
•	It will now be enough that the whistleblower has independent knowledge that materially adds to publicly disclosed allegations.
•	Furthermore, the Health Reform Law limits the type of activity that counts as a “public disclosure” to disclosures made in a federal setting; disclosure in state reports or state proceedings will no longer qualify.
•	Even if all requirements are met to bar a whistleblower’s suit, the Health Reform Act permits the United States to waive application of the bar at its discretion so that the whistleblower can proceed with his or her complaint.
When a defendant is determined by a court of law to be liable under the False Claims Act, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the False Claims Act. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under the False Claims Act may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government or, since May 2009, when an entity knowingly or improperly retains an overpayment that it has an obligation to refund. The False Claims Act defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the False Claim Act, but submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the False Claims Act by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Health Reform Law, the False Claims Act is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the Health Reform Law expands the scope of the False Claims Act to cover payments in connection with the new health insurance exchanges to be created by the Health Reform Law, if those payments include any federal funds.
In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes and have submitted claims to a governmental payer during the time period they allegedly violated these other statutes, have thereby submitted false claims under the False Claims Act. Such other statutes include the Anti-Kickback Statute and the Stark Law. Courts have held that violations of these statutes can properly form the basis of a False Claims Act case. The Health Reform Law clarifies this issue with respect to the Anti-Kickback Statute by providing that submission of claims for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act.
A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the False Claims Act or similar state laws.
Provisions in the DRA that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal False Claims Act. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against healthcare providers. We have complied with the written policy requirements.

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
The Health Insurance Portability and Accountability Act of 1996
The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. In addition, HIPAA requires that each provider use a National Provider Identifier. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had and is not expected to have a material, adverse effect on our cash flows, financial position or results of operations. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.
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
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the HITECH Act has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. For violations occurring on or after February 18, 2009, entities are subject to tiered ranges for civil money penalty amounts based upon the increasing levels of culpability associated with violations. Under the October 30, 2009, Interim Final Rule, the range of minimum penalty amounts for each offense increases from up to $100 to $100 to $50,000 (for violations due to willful neglect and not corrected during the 30-day period beginning on the first date the entity knew, or, by exercising reasonable diligence, would have known that the violation occurred). Similarly, the penalty amount available in a calendar year for identical violations is substantially increased from $25,000 to $1,500,000. In addition, the ARRA authorizes state attorney generals to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Additionally, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Further, under ARRA, HHS is now required to conduct periodic compliance audits of covered entities and their business associates.

The HITECH Act and the HHS Rules described above provide a framework for security breach notification requirements to individuals affected by a breach and, in some cases, to HHS or to prominent media outlets. Specifically, the statute and Rules require covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. This reporting obligation applies broadly to breaches involving unsecured protected health information and became effective September 23, 2009. In addition, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations beginning February 17, 2010.
In addition, we remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In addition, the Federal Trade Commission has issued regulations requiring health providers and health plans to implement by December 31, 2010 written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. We are in the process of complying with these new Federal Trade Commission regulations requiring identity theft prevention programs in all of our hospitals and health plans.
Compliance with these standards has and will continue to require significant commitment and action by us and significant costs. We have appointed members of our management team to direct our compliance with these standards. Implementation has and will continue to require us to engage in extensive preparation and make significant expenditures. At this time we have appointed a corporate privacy officer and a privacy officer at each of our facilities, prepared privacy policies, trained our workforce on these policies and entered into business associate agreements with the appropriate vendors. However, failure by us or third parties on which we rely, including payers, to resolve HIPAA-related implementation or operational issues could have a material adverse effect on our results of operations and our ability to provide healthcare services. Consequently, we can give you no assurance that issues related to the full implementation of, or our operations under, HIPAA will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
The Emergency Medical Treatment and Active Labor Act
The Federal Emergency Medical Treatment and Active Labor Act (“EMTALA”) was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in substantial compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.

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
Healthcare Reform
The Health Reform Law will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement.
Expanded Coverage
Based on the Congressional Budget Office (“CBO”) and CMS estimates, by 2019, the Health Reform Law will expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.
Medicaid Expansion. The primary public program coverage expansion will occur through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.
The Health Reform Law materially changes the requirements for Medicaid eligibility. Commencing January 1, 2014, all state Medicaid programs are required to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the Federal Poverty Level (“FPL”). This expansion will create a minimum Medicaid eligibility threshold that is uniform across states. Further, the Health Reform Law also requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. These new eligibility requirements will expand Medicaid and CHIP coverage by an estimated 16 to 18 million persons nationwide. A disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements.
As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.
The Health Reform Law also provides that the federal government will subsidize states that create non-Medicaid plans for residents whose incomes are greater than 133% of the FPL but do not exceed 200% of the FPL. Approved state plans will be eligible to receive federal funding. The amount of that funding per individual will be equal to 95% of subsidies that would have been provided for that individual had he or she enrolled in a health plan offered through one of the Exchanges, as discussed below.
Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL.

Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements on health insurers, employers and individuals. Commencing January 1, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay the premiums for such coverage. Effective January 1, 2011, each health plan must keep its annual non-medical costs lower than 15% of premium revenue for the group market and lower than 20% in the small group and individual markets or rebate its enrollees the amount spent in excess of the percentage. In addition, effective September 23, 2010, health insurers will not be permitted to deny coverage to children based upon a pre-existing condition and must allow dependent care coverage for children up to 26 years old.
Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be held subject to a penalty if an employee obtains coverage through an Exchange if the coverage is subsidized by the government. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.
The Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The IRS, in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.
To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014. Based on CBO and CMS estimates, between 29 and 31 million individuals will obtain their health insurance coverage through an Exchange by 2019. Of that amount, an estimated 16 million will be individuals who were previously uninsured, and 13 to 15 million will be individuals who switched from their prior insurance coverage to a plan obtained through the Exchange. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each state’s Exchange must maintain an internet website through which consumers may access health plan ratings that are assigned by the state based on quality and price, view governmental health program eligibility requirements and calculate the actual cost of health coverage. Health insurers participating in the Exchange must offer a set of minimum benefits to be defined by HHS and may offer more benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans, with gold and silver being the two mandatory levels of plans. Each level of plan must require the enrollee to share the following percentages of medical expenses up to the deductible/co-payment limit: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic, 100%. Health insurers may establish varying deductible/co-payment levels, up to the statutory maximum (estimated to be between $6,000 and $7,000 for an individual). The health insurers must cover 100% of the amount of medical expenses in excess of the deductible/co-payment limit. For example, an individual making 100% to 200% of the FPL will have co-payments and deductibles reduced to about one-third of the amount payable by those with the same plan with incomes at or above 400% of the FPL.
Public Program Spending
The Health Reform Law provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. The CBO estimates that these will include $196 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which will come from hospitals; CMS sets this estimate at $233 billion. The CBO estimates also include an additional $36 billion in reductions of Medicare and Medicaid disproportionate share funding ($22 billion for Medicare and $14 billion for Medicaid). CMS estimates include an additional $64 billion in reductions of Medicare and Medicaid DSH funding, with $50 billion of the reductions coming from Medicare.

Payments for Hospitals
Inpatient Market Basket and Productivity Adjustment. Under the Medicare program, hospitals receive reimbursement under a PPS for general, acute care hospital inpatient services. CMS establishes fixed PPS payment amounts per inpatient discharge based on the patient’s assigned MS-DRG. These MS-DRG rates are updated each federal fiscal year, which begins October 1, using the market basket, which takes into account inflation experienced by hospitals and other entities outside the healthcare industry in purchasing goods and services.
The Health Reform Law provides for three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each federal fiscal year starting in 2010 and extending through 2019. These reductions are as follows: federal fiscal year 2010, 0.25% for discharges occurring on or after April 1, 2010; 2011 (0.25%); 2012 (0.1%); 2013 (0.1%); 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).
The second type of reduction to the market basket is a “productivity adjustment” that will be implemented by HHS beginning in federal fiscal year 2012. The amount of that reduction will be the projected nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for HHS to use in projecting the productivity figure. Based upon the latest available data, federal fiscal year 2012 market basket reductions resulting from this productivity adjustment are likely to range from 1% to 1.4%.
The third type of reduction is in connection with the value-based purchasing program discussed in more detail below. Beginning in federal fiscal year 2013, CMS will reduce the inpatient PPS payment amount for all discharges by the following: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each federal fiscal year, the total amount collected from these reductions will be pooled and used to fund payments to hospitals that satisfy certain quality metrics. While some or all of these reductions may be recovered if a hospital satisfies these quality metrics, the recovery amounts may be delayed.
If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals. For example, if market basket increases to account for inflation would result in a 2% market basket update and the aggregate Health Reform Law market basket adjustments would result in a 3% reduction, then the rates paid to a hospital for inpatient services would be 1% less than rates paid for the same services in the prior year.
Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. This program will reward hospitals that meet certain quality performance standards established by HHS. The Health Reform Law provides HHS considerable discretion over the value-based purchasing program. For example, HHS will have the authority to determine the quality performance measures, the standards hospitals must achieve in order to meet the quality performance measures, and the methodology for calculating payments to hospitals that meet the required quality threshold. HHS will also determine how much money each hospital will receive from the pool of dollars created by the reductions related to the value-based purchasing program as described above. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.
Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program.
Third, reimbursement will be reduced based on a facility’s hospital acquired condition, or HAC, rates. HACs represent a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that rank in the top 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.

Outpatient Market Basket and Productivity Adjustment. Hospital outpatient services paid under PPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above — the general reduction and the productivity adjustment — apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients — e.g., 0.2% in 2015 — are the same for outpatients.
Medicare and Medicaid Disproportionate Share Hospital Payments. The Medicare DSH program provides for additional payments to hospitals that treat a disproportionate share of low-income patients. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. In other words, the greater the level of coverage for the uninsured nationally, the more the Medicare DSH payment pool will be reduced. Each hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care.
It is difficult to predict the full impact of the Medicare DSH reductions, and CBO and CMS estimates differ by $28 billion. The Health Reform Law does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, the Health Reform Law does not contain a definition of “uncompensated care.” As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. CMS could use the definition of “uncompensated care” used in connection with hospital cost reports.
However, in July 2009, CMS proposed material revisions to the definition of “uncompensated care” used for cost report purposes. Those revisions would exclude certain significant costs that had historically been covered, such as unreimbursed costs of Medicaid services. CMS has not issued a final rule, and the Health Reform Law does not require HHS to use this definition, even if finalized, for DSH purposes. How CMS ultimately defines “uncompensated care” for purposes of these DSH funding provisions could have a material effect on a hospital’s Medicare DSH reimbursements.
In addition to Medicare DSH funding, hospitals that provide care to a disproportionately high number of low-income patients may receive Medicaid DSH payments. The federal government distributes federal Medicaid DSH funds to each state based on a statutory formula. The states then distribute the DSH funding among qualifying hospitals. Although Federal Medicaid law defines some level of hospitals that must receive Medicaid DSH funding, states have broad discretion to define additional hospitals that also may qualify for Medicaid DSH payments and the amount of such payments. The Health Reform Law will reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014 ($500 million); 2015 ($600 million); 2016 ($600 million); 2017 ($1.8 billion); 2018 ($5 billion); 2019 ($5.6 billion); and 2020 ($4 billion). How such cuts are allocated among the states, and how the states allocate these cuts among providers, have yet to be determined.
Accountable Care Organizations. The Health Reform Law requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of ACOs. Beginning no later than January 1, 2012, the program will allow providers (including hospitals), physicians and other designated professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to achieve high quality and efficient delivery of services. The program is intended to produce savings as a result of improved quality and operational efficiency. ACOs that achieve quality performance standards established by HHS will be eligible to share in a portion of the amounts saved by the Medicare program. HHS has significant discretion to determine key elements of the program, including what steps providers must take to be considered an ACO, how to decide if Medicare program savings have occurred and what portion of such savings will be paid to ACOs. In addition, HHS will determine to what degree hospitals, physicians and other eligible participants will be able to form and operate an ACO without violating certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute and the Stark Law. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in ACOs, such as antitrust laws.

Bundled Payment Pilot Programs. The Health Reform Law requires HHS to establish a five-year, voluntary national bundled payment pilot program for Medicare services beginning no later than January 1, 2013. Under the program, providers would agree to receive one payment for services provided to Medicare patients for certain medical conditions or episodes of care. HHS will have the discretion to determine how the program will function. For example, HHS will determine what medical conditions will be included in the program and the amount of the payment for each condition. In addition, the Health Reform Law provides for a five-year bundled payment pilot program for Medicaid services to begin January 1, 2012. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-kickback Statute, the Stark Law and the HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.
Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 24% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. As a result of these changes, payments to MA plans will be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.
Specialty Hospital Limitations
Over the last decade, we have faced significant competition from hospitals that have physician ownership. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law will effectively prevent the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.
Program Integrity and Fraud and Abuse
The Health Reform Law makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over the next 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the requirements for returning overpayments made by governmental health programs and expands False Claims Act liability to include failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.
Impact of Health Reform Law on Us
The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Illinois, where as of June 30, 2010 over 50% of our licensed beds were located. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.

However, it is difficult to predict the size of the potential revenue gains to us as a result of these elements of the Health Reform Law, because of uncertainty surrounding a number of material factors, including the following:
•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers
•	the extent to which states will enroll new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created Exchanges and those who might be covered under the Medicaid program under contracts with the state;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;
•	the extent to which the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and
•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law.
On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 57% of our revenues during our fiscal year ended June 30, 2010 were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:
•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;
•	whether reductions required by the Health Reform Law will be changed by statute prior to becoming effective;
•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;
•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;
•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;
•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;
•	whether our revenues from UPL programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom we provide services pursuant to UPL programs; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.
Because of the many variables involved, we are unable to predict the net effect on us of the expected decreases in uninsured individuals using our facilities, the reductions in Medicare spending and reductions in Medicare and Medicaid DSH Funding and numerous other provisions in the Health Reform Law that may affect us.

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
Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule. The federal government also has undertaken a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and higher reimbursed diagnosis related groups codes. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste and abuse, including $95 million for federal fiscal year 2011, $55 million in federal fiscal year 2012 and additional increased funding through 2016. In addition, governmental agencies and their agents, such as the MACs, fiscal intermediaries and carriers, may conduct audits of our healthcare operations. Also, we are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations relating to their operations. Although we take the position that, under the terms of the acquisition agreements, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations. Further, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.
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
While we are not currently aware of any material investigation of us under federal or state healthcare laws or regulations, it is possible that governmental entities may conduct investigations at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.
Health Plan Regulatory Matters
Our health plans are subject to state and federal laws and regulations. CMS has the right to audit our health plans to determine the plans’ compliance with such standards. In addition, AHCCCS has the right to audit PHP to determine PHP’s compliance with such standards. Also, PHP is required to file periodic reports with AHCCCS, meet certain financial viability standards, provide its members with certain mandated benefits and meet certain quality assurance and improvement requirements. Our health plans also have to comply with the standardized formats for electronic transmissions and privacy and security standards set forth in the Administrative Simplifications Provisions of HIPAA. Our health plans have implemented the necessary policies and procedures to comply with the final federal regulations on these matters and were in compliance with them by their deadlines.

The Anti-Kickback Statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar statutes have been adopted in Illinois and Arizona that apply regardless of the source of reimbursement. The Department of Health and Human Services has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the Anti-Kickback Statute which specifically relate to managed care including:
•	waivers by health maintenance organizations of Medicare and Medicaid beneficiaries’ obligations to pay cost-sharing amounts or to provide other incentives in order to attract Medicare and Medicaid enrollees;
•	certain discounts offered to prepaid health plans by contracting providers;
•	certain price reductions offered to eligible managed care organizations; and
•	certain price reductions offered by contractors with substantial financial risk to managed care providers.
We believe that the incentives offered by our health plans to their members and the discounts they receive contracting with healthcare providers satisfy the requirements of the safe harbor regulations. However, the failure to satisfy each criterion of the applicable safe harbor does not mean that the arrangement constitutes a violation of the law; rather, the safe harbor regulations provide that an arrangement which does not fit within a safe harbor must be analyzed on the basis of its specific facts and circumstances. We believe that our health plans’ arrangements comply in all material respects with the federal Anti-Kickback Statute and similar state statutes.
Environmental Matters
We are subject to various federal, state and local laws and regulations including those relating to the protection of human health and the environment. Our hospitals are not highly regulated under environmental laws because we do not engage in any industrial activities at those locations. The principal environmental requirements and concerns applicable to our operations relate to:
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
We do not expect our compliance with environmental laws and regulations to have a material adverse effect on us. We may also be subject to requirements related to the remediation of substances that have been released into the environment from or into properties owned or operated or formerly owned properties by us or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault and whether or not we owned or operated the property at the time that the relevant releases or discharges occurred. Liability for environmental remediation can be substantial.
General Economic and Demographic Factors
The United States economy continues to be weak. Depressed consumer spending and higher unemployment rates continue to pressure many industries. During economic downturns, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits have forced federal, state and local government entities to decrease spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our hospitals. Other risks we face from general economic weakness include potential declines in the population covered under managed care agreements, patient decisions to postpone or cancel elective and non-emergency healthcare procedures, potential increases in the uninsured and underinsured populations and further difficulties in our collecting patient co-payment and deductible receivables. The Health Reform Law seeks to decrease over time the number of uninsured individuals, by among other things requiring employers to offer, and individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment.
The healthcare industry is impacted by the overall United States financial pressures. The federal deficit, the growing magnitude of Medicare expenditures and the aging of the United States population will continue to place pressure on federal healthcare programs.

Item 1A. Risk Factors.
If any of the following events discussed in the following risks were to occur, our business, results of operations, financial condition, cash flows or prospects could be materially adversely affected. Additional risks and uncertainties not presently known, or currently deemed immaterial by us, may also constrain our business and operations.
Risks Related to Our Capital Structure
Our high level of debt and significant leverage may adversely affect our operations and our ability to grow and otherwise execute our business strategy.
On January 29, 2010, we completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, we entered into an $815.0 million senior secured term loan maturing in January 2016 (the “New Term Loan Credit Facility”) and a $260.0 million revolving credit facility expiring in January 2015 (the “New Revolving Credit Facility” and together with the New Term Loan Credit Facility, the “New Credit Facilities”). Under the Refinancing, we also issued $950.0 million aggregate amount at maturity ($936.3 million cash proceeds) of 8.0% senior unsecured notes due February 2018 (the “8.0% Notes”) in a private placement offering at an offering price of 98.555%. On July 14, 2010, we completed an add-on private placement offering of $225.0 million aggregate principal amount of additional 8.0% Notes (the “Add-on Offering”) under the indenture governing the 8.0% Notes issued on January 29, 2010. The 8.0% Notes from the Add-on Offering were issued at an offering price of 96.250% plus accrued interest from January 29, 2010.
We continue to have substantial indebtedness after the Refinancing and the Add-on Offering. As of August 15, 2010, we had $1,966.7 million of outstanding debt, excluding letters of credit and guarantees. As of August 15, 2010, we also have $231.6 million of secured indebtedness available for borrowing under the New Revolving Credit Facility, after taking into account $28.4 million of outstanding letters of credit. In addition, we may request an incremental term loan facility to be added to the New Term Loan Credit Facility to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and subject to certain other conditions. Similarly, we may seek to increase the borrowing availability under the New Revolving Credit Facility to an amount larger than $260.0 million, subject to the receipt of lender commitments and subject to certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.
Our substantial indebtedness could have important consequences, including the following:
•	our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the 8.0% Notes, including any repurchase obligations that may arise thereunder;
•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;
•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;
•	make us vulnerable to increases in interest rates since all of our borrowings under our New Credit Facilities are, and additional borrowings may be, at variable interest rates;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins;
•	limit our ability to use operating cash in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments; and
•	limit our ability to compete with others who are not as highly-leveraged.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the 8.0% Notes and the New Credit Facilities do not fully prohibit us or our subsidiaries from doing so. Our New Revolving Credit Facility provides commitments of up to $260.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our New Revolving Credit Facility), of which $231.6 million is available for future borrowings as of August 15, 2010. In addition, we may seek to increase the borrowing availability under the New Revolving Credit Facility and to increase the amount of our New Term Loan Credit Facility as previously described. All of those borrowings would be senior and secured, and as a result, would be effectively senior to the 8.0% Notes and the guarantees of the 8.0% Notes by the guarantors. If we incur any additional indebtedness that ranks equally with the 8.0% Notes, the holders of that debt will be entitled to share ratably with the holders of the 8.0% Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
Operating and financial restrictions in our debt agreements limit our operational and financial flexibility.
The senior credit facilities and the indenture under which $1,175.0 million aggregate principal amount of our 8.0% Notes were issued as part of the Refinancing and the Add-on Offering contain a number of significant covenants that, among other things, restrict our ability to:
•	incur additional indebtedness or issue preferred stock;
•	pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments;
•	make investments;
•	enter into certain transactions with affiliates;
•	limit dividends or other payments by restricted subsidiaries to our restricted subsidiaries;
•	create liens without securing the 8.0% Notes;
•	designate our subsidiaries as unrestricted subsidiaries; and
•	sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets.
In addition, under the New Credit Facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the New Credit Facilities. In the event of default, the lenders could elect to declare all amounts borrowed under the New Credit Facilities, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the New Credit Facilities are senior in right of payment to the 8.0% Notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the 8.0% Notes.
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
All of the borrowings under the New Credit Facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. A 0.25% increase in the expected rate of interest under the New Term Loan Credit Facility would increase our annual interest expense by approximately $2.0 million. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. For a discussion of how we manage our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our outstanding debt, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quantitative and Qualitative Disclosures About Market Risks” included elsewhere in this Report.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, the indenture governing the 8.0% Notes allows us to make significant dividend payments, investments and other restricted payments. The making of these payments could decrease available cash and adversely affect our ability to make principal and interest payments on our indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Liquidity and Capital Resources” included elsewhere in this Report.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The New Credit Facilities and the indenture governing the 8.0% Notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.
We are controlled by a small number of stockholders and they may have conflicts of interest with us in the future.
We are controlled by our principal equity sponsors, and they have the ability to control our policies and operations. The interests of our principal equity sponsors may not in all cases be aligned with our interests. For example, our principal equity sponsors could cause us to make acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment in us, even though such transactions might reduce cash flows or capital reserves available to fund our debt service obligations. Additionally, our principal equity sponsors are in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Accordingly, our principal equity sponsors may also pursue acquisitions that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. So long as our principal equity sponsors continue to own a significant amount of our equity interests, even if such amount is less than 50%, they will continue to be able to strongly influence or effectively control our decisions.
Risks Related to Our Business
The current challenging economic environment, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows, and we are unsure whether these conditions will improve in the near future.
The U.S. economy and global credit markets remain volatile. Declining consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of recession will have an adverse impact on our operations. Other risk factors discussed herein describe some significant risks that may be magnified by the current economic conditions such as the following:
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
We are unable to predict the impact of the Health Reform Law, which represents significant change to the healthcare industry.
The Health Reform Law will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement.
The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Illinois, where over 50% of our licensed beds as of June 30, 2010 are located. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of Accountable Care Organizations (“ACOs”) and bundled payment pilot programs, which will create possible sources of additional revenue.
However, it is difficult to predict the size of the potential revenue gains to us as a result of these elements of the Health Reform Law because of uncertainty surrounding a number of material factors including the following:
•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the Congressional Budget Office (“CBO”) estimates 32 million, the Centers for Medicare & Medicaid Services (“CMS”) estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the extent to which states will enroll new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;

•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;
•	the extent to which the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and
•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law.
On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 55%, 56% and 57% of our revenues during our fiscal years ended June 30, 2008, 2009 and 2010, respectively, were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors including the following:
•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;
•	whether reductions required by the Health Reform Law will be changed by statute prior to becoming effective;
•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;
•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;
•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;
•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;
•	whether our revenues from upper payment limit (“UPL”) programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom we provides service pursuant to UPL programs in which we participate; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”
Because of the many variables involved, we are unable to predict the net effect on us of the expected decreases in uninsured individuals using our facilities, the reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding and numerous other provisions in the Health Reform Law that may affect us.
If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.
Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 56%, 58% and 59% of our net patient revenues for the years ended June 30, 2008, 2009 and 2010, respectively. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. The trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.

Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments.
Approximately 55%, 56% and 57% of our net patient revenues for the years ended June 30, 2008, 2009 and 2010, respectively, came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years federal and state governments have made significant changes to the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed.
DRG rates are updated and MS-DRG weights are recalibrated each federal fiscal year. The index used to update the market basket gives consideration to the inflation experienced by hospitals and entities outside the healthcare industry in purchasing goods and services. The Medicare Inpatient Hospital Prospective System Final Rule for federal fiscal year 2010 provides for a 2.1% market basket update for hospitals that submit certain quality patient care indicators and a 0.1% update for hospitals that do not submit this data. The Health Reform Law provides for a 0.25% reduction in this 2.1% market basket update for discharges occurring on or after April 1, 2010. While we will endeavor to comply with all quality data submission requirements, our submissions may not be deemed timely or sufficient to entitle us to the full market basket adjustment for all our hospitals. Medicare payments to hospitals in federal fiscal year 2009 were reduced by 0.9% to eliminate what CMS estimates will be the effect of coding or classification changes as a result of hospitals implementing the MS-DRG system. After earlier proposing an increase in the “documentation and coding adjustment” to 1.9% for federal fiscal year 2010, on July 31, 2009 CMS announced that it had decided not to make any adjustment in federal fiscal year 2010 since it did not know whether federal fiscal year 2009 spending from documentation and coding is more or less than earlier projected. However, the U.S. Congress gave CMS the ability to continue to retrospectively determine if the documentation and coding adjustment levels for federal fiscal years 2008 and 2009 were adequate to account for changes in payments not related to changes in case mix. Indeed, in the final rule for hospital inpatient PPS for federal fiscal year 2011 CMS found the levels to have been inadequate, and CMS has imposed an aggregate 5.8% decrease to payments for federal fiscal years 2011 and 2012 (as further explained in the next paragraph of this report). This evaluation of changes in case-mix based on actual claims data may yield a higher documentation and coding adjustment thereby potentially reducing our revenues and impacting our results of operations in ways that cannot be quantified at this time. Additionally, Medicare payments to hospitals are subject to a number of other adjustments, and the actual impact on payments to specific hospitals may vary. In some cases, commercial third-party payers and other payers such as some state Medicaid programs rely on all or portions of the Medicare DRG system to determine payment rates. The change from traditional Medicare DRGs to MS-DRGs could adversely impact those payment rates if any other payers adopt MS-DRGs.
On July 30, 2010, CMS issued a final rule related to the federal fiscal year 2011 hospital inpatient PPS. In this rule, CMS increased the MS-DRG rate for federal fiscal year 2011 by 2.35% which reflects the full market basket of 2.6% adjusted by the 0.25% reduction required by the Health Reform Law. However, CMS has also applied a documentation and coding adjustment of negative 2.9% in federal fiscal year 2011. This reduction represents half of the documentation and coding adjustment required to recover the increase in aggregate payments made in 2008 and 2009 during implementation of the MS-DRG system. CMS plans to recover the remaining 2.9% and interest in federal fiscal year 2012. The market basket update, the documentation and coding adjustment and the decrease mandated by the Health Reform Law together show the aggregate market basket adjustment for federal fiscal year 2011 to be negative 0.55%. CMS has also announced that an additional prospective negative adjustment of 3.9% will be needed to avoid increased Medicare spending unrelated to patient severity of illness. CMS is not proposing this additional 3.9% reduction at this time but has stated that it will be required in the future.
Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates and DSH funding. Reductions to our reimbursement under the Medicare and Medicaid programs by the Health Reform Law could adversely affect our business and results of operations to the extent such reductions are not offset by anticipated increases in revenues from providing care to previously uninsured individuals.

The federal government and many states have recently adopted or are currently considering reducing the level of Medicaid funding (including upper payment limit, provider tax assessment or similar community benefit supplemental funds) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. Since states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, a number of states have adopted, or are considering adopting, legislation designed to reduce their Medicaid expenditures. The Deficit Reduction Act of 2005 (“DRA”) includes cuts to the federal Medicaid and State Children’s Health Insurance Programs of approximately $21.6 billion over the next five years. Additionally, on May 29, 2007, CMS published a final rule entitled “Medicaid Program; Cost Limit for Providers Operated by Units of Government and Provisions to Ensure the Integrity of Federal-State Financial Partnership” which is estimated to reduce federal Medicaid funding from $12 billion to $20 billion over five years. The U.S. Congress enacted two moratoria in respect of this rule that delayed six of seven proposed Medicaid regulations in this final CMS rule until July 1, 2009. On June 30, 2009, three more of the Medicaid regulations that had been under a congressional moratorium set to expire July 1, 2009 were officially rescinded, all or in part, by CMS, and CMS also delayed until June 30, 2010 the enforcement of the fourth of the six regulations. As a result of these changes in implementing the final rule, the impact on us of the final rule cannot be quantified. States in which we operate have also adopted, or are considering adopting, legislation designed to reduce coverage and program eligibility, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. For example, Arizona has frozen hospital inpatient and outpatient reimbursements at the October 1, 2008 rates and discontinued a state health benefits program for low-income parents. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate, including reductions in supplemental Medicaid reimbursement programs. Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exceptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges, and to participate in grants and other incentive opportunities. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.
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
In many instances, the industry does not have the benefit of significant regulatory or judicial interpretations of these laws and regulations. This is particularly true in the case of the Medicare and Medicaid statute codified under Section 1128B(b) of the Social Security Act and known as the “Anti-Kickback Statute.” This statute prohibits providers and other person or entities from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other federal healthcare programs. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or the intent to violate the law is not required. As authorized by the U.S. Congress, HHS has issued regulations which describe certain conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.

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
In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and (to an extent) Medicaid patients to providers of certain “designated health services” if the physician or a member of his or her immediate family has an ownership or investment interest in, or compensation arrangement with, that provider. In addition, the provider in such arrangements is prohibited from billing for all of the designated health services referred by the physician, and, if paid for such services, is required to promptly repay such amounts. Most of the services furnished by our facilities are “designated health services” for Stark Law purposes, including inpatient and outpatient hospital services. There are multiple exceptions to the Stark Law, among others, for physicians having a compensation relationship with the facility as a result of employment agreements, leases, physician recruitment and certain other arrangements. However, each of these exceptions applies only if detailed conditions are met. An arrangement subject to the Stark Law must qualify for an exception in order for the services to be lawfully referred by the physician and billed by the provider. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law will effectively prevent the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.
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
If we fail to comply with the Anti-Kickback Statute, the Stark Law, the False Claims Act or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, criminal penalties. See “Business — Government Regulation and Other Factors” included elsewhere in this Report.

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
Federal law permits the Department of Health and Human Services Office of Inspector General (“OIG”) to impose civil monetary penalties, assessments and to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation, or an order to prescribe a medical or other item or service during a period a person was excluded from participation, where the person knows or should know that the claim would be made to a federal healthcare program. These penalties may also be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of, or entities that contract with, excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to OIG that two of our employees had been excluded from participation in Medicare at certain times during their employment. See “Business — Legal Proceedings” included elsewhere in this Report for further discussion.
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
The laws, rules and regulations described above are complex and subject to interpretation. If we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed. For a more detailed discussion of the laws, rules and regulations, see “Business — Government Regulation and Other Factors” included elsewhere in this Report.

Some of our hospitals will be required to submit to CMS information on their relationships with physicians and this submission could subject such hospitals and us to liability.
CMS announced in 2007 that it intended to collect information on ownership, investment and compensation arrangements with physicians from 500 (pre-selected) hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”) from each selected hospital. CMS also indicated that at least 10 of our hospitals would be among these 500 hospitals required to submit a DFRR because these 10 hospitals did not respond to CMS’ voluntary survey instrument on this topic purportedly submitted to these hospitals via email by CMS in 2006. CMS intended to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period, and CMS has indicated it may share this information with other government agencies and with congressional committees. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the hospitals. However, in July 2008 CMS announced that, based on its further review and expected further public comments on this matter, CMS may decide in the future to decrease (but not increase) the number of hospitals to which it will send the DFRR below the 500 hospitals originally designated. Moreover, in June 2010 CMS announced that it had determined that mandating hospitals to complete the DFRR may duplicate some of the reporting obligations related to physician ownership or investment in hospitals set forth in the Health Reform Law, and, as a result, it had decided to delay implementation of the DFRR and instead focus on implementation of these new reporting provisions as to physician-owned hospitals only. CMS also explained in this June 2010 announcement that it remained interested in analyzing physicians’ compensation relationships with hospitals, and that after it collected and examined information related to ownership and investment interests of physicians in hospitals pursuant to the reporting obligations in the Health Reform Law, it would determine if it was necessary to capture information related to compensation arrangements from non-physician owned hospitals as well pursuant to reimplementation of its DFRR initiative. We have no physician ownership in our hospitals, so our hospitals will not be subject to these new physician ownership and investment reporting obligations under the Health Reform Law.
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
The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste and abuse, including $95 million for federal fiscal year 2011, $55 million in federal fiscal year 2012 and additional increased funding through 2016.

In addition, the federal False Claims Act permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Defendants determined to be liable under the False Claims Act may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under the False Claims Act may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act, which became law on May 20, 2009, changes the scienter requirements for liability under the False Claims Act. An entity may now violate the False Claims Act if it “knowingly and improperly avoids or decreases an obligation” to pay money to the United States. This includes obligations based on an “established duty . . . arising from . . . the retention of any overpayment.” Thus, if a provider is aware that it has retained an overpayment that it has an obligation to refund, this may form the basis of a False Claims Act violation even if the provider did not know the claim was “false” when it was submitted. The Health Reform Law expressly requires healthcare providers and others to report and return overpayments. The term overpayment is defined as “any funds that a person receives or retains under title XVIII or XIX to which the person, after applicable reconciliation, is not entitled under such title.” The Health Reform Law also defines the period of time in which an overpayment must be reported and returned to the government. The Health Reform Law provides that “[a]n overpayment must be reported and returned” within “60 days after the date on which the overpayment was identified,” or “the date any corresponding cost report is due,” whichever is later. The provision explicitly states that if the overpayment is retained beyond the 60-day period, it becomes an “obligation” sufficient for reverse false claim liability under the False Claims Act, and is therefore subject to treble damages and penalties if there is a “knowing and improper” failure to return the overpayment. In some cases, courts have held that violations of the Stark Law and Anti-Kickback Statute can properly form the basis of a False Claims Act case, finding that in cases where providers allegedly violated other statutes and have submitted claims to a governmental payer during the time period they allegedly violated these other statutes, the providers thereby submitted false claims under the False Claims Act. Some states have adopted similar whistleblower and false claims provisions. The Health Reform Law now explicitly links violations of the Anti-Kickback Statute to the False Claims Act.
The Health Reform Law changes the intent requirement for healthcare fraud under 18 U.S.C. § 1347, such that “a person need not have actual knowledge or specific intent to commit a violation.” In addition, the Health Reform Law significantly changes the False Claims Act by removing the jurisdictional bar for allegations based on publicly disclosed information and by loosening the requirements for a qui tam relator to qualify as an “original source.” These changes will effectively increase False Claims Act exposure by enabling a greater number of whistleblowers to bring a claim.
As required by statute, CMS is in the process of implementing the Recovery Audit Contractor (“RAC”) program on a nationwide basis. Under the program, CMS contracts with RACs to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and to include Medicaid claims by requiring all states to enter into contracts with RACs by December 31, 2010. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. Throughout 2010, MIC audits will continue to expand. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.
The Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory, home health and durable medical equipment billing practices. As a result of these initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related healthcare operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. Under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.
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
In June 2006, we and two other hospital systems operating in San Antonio, Texas had a putative class action lawsuit brought against all of us alleging that we and the other defendants had conspired with one another and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the competing hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. On the same day that this litigation was brought against us and two other hospital systems in San Antonio, substantially similar class action litigation was brought against multiple hospitals or hospital systems in three other cities (Chicago, Illinois; Albany, New York; and Memphis, Tennessee), with a fifth suit instituted against hospitals or hospital systems in Detroit, Michigan later in 2006, one of which hospital systems was DMC. See “Business — Legal Proceedings” included elsewhere in this Report for further discussion of these lawsuits.
Competition from other hospitals or healthcare providers (especially specialty hospitals) may reduce our patient volumes and profitability.
The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, CMS publicizes on its Medicare website performance data related to quality measures and data on patient satisfaction surveys hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. Further, the Health Reform Law requires all hospitals to annually establish, update and make public a list of the hospital’s standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys or if our standard charges are higher than our competitors, our patient volumes could decline.
In addition, we believe the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly in recent years. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition from physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See “Business — Competition” included elsewhere in this Report.
Our Phoenix Health Plan unit (“PHP”) also faces competition within the Arizona markets that it serves. As in the case of our hospitals, some of our health plan competitors in these markets are owned by governmental agencies or not-for-profit corporations that have greater financial resources than we do. The revenues we derive from PHP could significantly decrease if new plans operating in the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program, enter these markets or other existing AHCCCS plans increase their number of members. Moreover, a failure to attract future members may negatively impact our ability to maintain our profitability in these markets.

We may be subject to liabilities from claims brought against our facilities.
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been instituted or asserted against us, including those outside of the ordinary course of business such as class actions and those in the ordinary course of business such as malpractice lawsuits. Some of these actions may involve large claims as well as significant defense costs. See “Item 3 — Legal Proceedings” included elsewhere in this Report for additional information.
We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our self-insured retention (such retention maintained by our captive insurance subsidiary and/or other of our subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for our Illinois hospitals subsequent to June 30, 2010. As a result, a few successful claims against us that are within our self-insured retention amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. We also maintain umbrella coverage for an additional $65.0 million above our self-insured retention with independent third party carriers. There can be no assurance that one or more claims may exceed the scope of this third-party coverage.
Additionally, we experienced unfavorable claims development during fiscal 2010, which is reflected in our professional and general liability costs. The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage, for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flows to a greater extent than during fiscal year 2010. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
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
Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of patient service revenues (prior to these adjustments) was 12.0% during both fiscal 2008 and 2009. This ratio increased to 15.8% for the year ended June 30, 2010. Approximately 330 basis points of this increase from fiscal 2009 to fiscal 2010 related to the uninsured discount and Medicaid pending policy changes implemented in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. Our self-pay discharges as a percentage of total discharges were approximately 3.3% during each of the past three fiscal years (as adjusted for our Medicaid pending policy changes in Illinois on April 1, 2009 and in Phoenix and San Antonio on July 1, 2009). Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay revenues prior to the Health Reform Law being fully implemented, our results of operations could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
The Health Reform Law seeks to decrease over time the number of uninsured individuals. Among other things, the Health Reform Law will, effective January 1, 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. In addition, even after implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.

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
In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of June 30, 2010, we employed more than 300 practicing physicians, excluding residents. A physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.
We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.
An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours. On August 1, 2010, we acquired two hospitals in suburban Chicago, Illinois. In June 2010, we entered into a definitive agreement to purchase the 8-hospital DMC system located in and around Detroit, Michigan that we expect to close during our second quarter of fiscal year 2011. In August 2010, we entered into a definitive agreement to purchase Arizona Heart Hospital and Arizona Heart Institute both located in Phoenix, Arizona. There is no guarantee that we will be able to successfully integrate these or any other hospital acquisitions, which limit our ability to complete future acquisitions.
Potential future acquisitions may be on less than favorable terms. We may have difficulty obtaining financing, if necessary, for future acquisitions on satisfactory terms. The pending DMC acquisition includes and other future acquisitions may include significant capital or other funding commitments that we may not be able to finance through operating cash flows or additional debt or equity proceeds. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after purchasing it and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party.
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

The consummation of the acquisition of DMC is subject to a number of closing conditions that could prevent us from consummating the transaction in accordance with our current expectations, if at all.
Our acquisition of DMC is subject to a number of closing conditions, including the approval of the Michigan Attorney General. Among other matters being reviewed, the Michigan Attorney General has announced that his office will attempt to determine whether DMC will receive from the Vanguard acquisition companies fair value for all assets proposed to be sold by DMC. In this regard in June 2010 the Michigan Attorney General announced that it had hired two financial consulting firms (AlixPartners and Focus Management Group) to assist his office in its review and that such firms are to report their findings to the Attorney General by August 15, 2010, with the Attorney General also announcing that his office currently intends to issue a decision on the DMC transaction by September 15, 2010. The Michigan Attorney General held a public hearing on the DMC transaction on August 18, 2010 during which his office entertained questions and statements about the proposed transaction from the public.
If the approval from the Michigan Attorney General is not received or any other condition to closing is not satisfied by November 1, 2010, each of the Vanguard acquisition companies and DMC has the right to terminate the purchase agreement, as long as such failure to consummate was not caused by a breach by the terminating party of the purchase agreement. The Vanguard acquisition companies currently expect to consummate the DMC transaction during Vanguard’s second quarter of fiscal year 2011. However, we cannot assure you that the Vanguard acquisition companies will consummate the DMC acquisition on this timetable, if at all.
If the DMC acquisition is consummated, we may not be able to successfully integrate our acquisition of DMC or realize the potential benefits of the acquisition, which could cause our business to suffer.
We may not be able to combine successfully the operations of DMC with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of DMC with our operations requires significant attention from management and may impose substantial demands on our operations or other projects. The integration of DMC also involves a significant capital commitment, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. Any of these factors could cause delays or increased costs of combining the companies, which could adversely affect our operations, financial results and liquidity.
Future acquisitions or joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
As part of our growth strategy, we may pursue acquisitions or joint ventures of hospitals or other related healthcare facilities and services. These acquisitions or joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition, results of operations and cash flows. Acquisitions or joint ventures involve numerous risks, including:
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
Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, general liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred between June 1, 2002 and June 30, 2010, we self-insured our professional and general liability risks, either through our captive subsidiary or through another of our subsidiaries, in respect of losses up to $10.0 million. For claims subsequent to June 30, 2010, we increased this self-insured retention to $15.0 million for our Illinois hospitals. We have also purchased umbrella excess policies for professional and general liability insurance for all periods through June 30, 2011 with unrelated commercial carriers to provide an additional $65.0 million of coverage in the aggregate above our self-insured retention. While our premium prices have not fluctuated significantly during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition, results of operations and cash flows could be materially adversely affected.
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
Among our operations as of June 30, 2010, five hospitals and various related healthcare businesses were located in San Antonio, Texas; five hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; two hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; and three hospitals and related healthcare businesses were located in Massachusetts. We acquired two additional hospitals in metropolitan Chicago, Illinois effective August 1, 2010.
For the years ended June 30, 2008, 2009 and 2010, our total revenues were generated as follows:

	Year ended June 30,
	2008	2009	2010
San Antonio	32.1%	29.6%	26.8%
Phoenix Health Plan and Abrazo Advantage Health Plan	14.1%	19.3%	23.1%
Massachusetts	19.7%	18.3%	18.2%
Metropolitan Phoenix, excluding Phoenix Health Plan and Abrazo Advantage Health Plan	18.8%	17.9%	17.5%
Metropolitan Chicago (1)	14.9%	14.6%	14.1%
Other	0.4%	0.3%	0.3%

	100.0%	100.0%	100.0%

(1)	Includes MacNeal Health Providers

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
For the years ended June 30, 2008, 2009 and 2010, PHP generated approximately 12.7%, 18.1% and 22.1% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:
•	our ability to contract with cost-effective healthcare providers
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
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
For the years ended June 30, 2008, 2009 and 2010, AAHP generated 1.4%, 1.2% and 1.0% of our total revenues, respectively. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible members on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2010. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.
We are dependent on our senior management team and local management personnel, and the loss of the services of one or more of our senior management team or key local management personnel could have a material adverse effect on our business.
The success of our business is largely dependent upon the services and management experience of our senior management team, which includes Charles N. Martin, Jr., our Chairman and Chief Executive Officer; Kent H. Wallace, our President and Chief Operating Officer; Keith B. Pitts, our Vice Chairman, Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer; Bradley A. Perkins, MD, our Executive Vice President and Chief Transformation Officer and Joseph D. Moore, Executive Vice President. In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.

Controls designed to reduce inpatient services may reduce our revenues.
Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.
The industry trend towards value-based purchasing may negatively impact our revenues.
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs including Medicare and Medicaid currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events.
The Health Reform Law contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”). Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by the Department of Health and Human Services (“HHS”) will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.
The Health Reform Law also requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS will reduce inpatient hospital payments for all discharges by a percentage specified by statute ranging from 1% to 2% and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect our results of operations, but it could negatively impact our revenues.
Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information.
The Health Insurance Portability and Accountability Act of 1996 required HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) — one part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) — broadened the scope of the HIPAA privacy and security regulations. On August 24, 2009, HHS issued an Interim Final Rule addressing security breach notification requirements and, on October 30, 2009, issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. The security regulations require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is maintained or transmitted electronically.
Violations of HIPAA could result in civil or criminal penalties. An investigation or initiation of civil or criminal actions could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officers are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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
These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare that are determined to have been overpaid. We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of new government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted to long-term care hospitals, and audits of Medicare claims under the RAC program. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) and was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS ended the demonstration project in March 2008 and commenced the permanent RAC program in all states beginning in 2009 with plans to have RACs in full operation in all 50 states by 2010.
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
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we will reach in our June 30, 2010 management report will represent conclusions we reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.
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
If we fail to effectively and timely implement electronic health record systems, our operations could be adversely affected.
As required by ARRA, HHS is in the process of developing and implementing an incentive payment program for eligible hospitals and health care professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. Further, beginning in 2015, eligible hospitals and professionals that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.
Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.
During fiscal year 2010, we entered into a contract to construct a replacement facility for our Southeast Baptist Hospital in San Antonio, and we may decide to construct an additional hospital or hospitals in the future or construct additional major expansion projects to existing hospitals in order to achieve our growth objectives. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:
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
Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2010, we had approximately $649.1 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our Illinois hospitals to their fair values. Our two Illinois hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors during fiscal 2008 and 2009, the operating results of the Illinois hospitals did not improve to the level anticipated during the first half of fiscal 2010. After having the opportunity to evaluate the operating results of the Illinois hospitals for the first six months of fiscal year 2010 and to reassess the market trends and economic factors, we concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss during the quarter ended December 31, 2009.
Our hospitals are subject to potential responsibilities and costs under environmental laws that could lead to material expenditures or liability.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of regulated materials, hazardous waste and medical waste, above-ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation, handling and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors.
We also may be subject to requirements related to the remediation of substances that have been released into the environment at properties owned or operated by us or our predecessors or at properties where substances were sent for off-site treatment or disposal. These remediation requirements may be imposed without regard to fault, and liability for environmental remediation can be substantial.

Additional Risk Factors
See the additional risks related to our business in “Item 7 — Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Operating Environment” included elsewhere in this Report which are incorporated by reference in this Item 1A as if fully set forth herein.
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
As of June 30, 2010, we leased approximately 53,200 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.
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
Currently pending and recently settled legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided. Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time. We record reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements potential liabilities that may result. We undertake no obligation to update the following disclosures for any new developments.
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

On the same date in 2006 that this suit was filed against us in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by us). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, one of which systems is DMC. Since representatives of the Service Employees International Union joined plaintiffs’ attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, we believe that SEIU’s involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio. The nurses in our hospitals in San Antonio are currently not members of any union. Of the four other similar cases filed in 2006, only the Chicago case has been concluded, following the court’s denial of plaintiffs’ motion to certify a class, with the plaintiffs not appealing the court’s ruling denying class certification and then the parties settling the case, with all but one of the defendant hospitals or health systems paying $10,000 each to the two plaintiffs while expressly denying any liability or wrongdoing. In the suit in Detroit, the plaintiffs have filed a motion for class certification and DMC has filed a motion for summary judgment and both motions are currently pending before the trial judge. The other two suits have progressed at somewhat different paces and remain pending. To date, in all five suits, the plaintiffs have yet to persuade any court to certify a class of registered nurses as alleged in their complaints.
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
Self-Disclosure of Employment of Excluded Persons
Federal law permits the Department of Health and Human Services Office of Inspector General (“OIG”) to impose civil monetary penalties, assessments and/or to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation. Civil monetary penalties of up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions also be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. On October 12, 2009, we voluntarily disclosed to the OIG that two employees had been excluded from participation in Medicare at certain times during their employment. We are diligently investigating the circumstances surrounding the employment of these two excluded individuals, and intend to submit a voluntary disclosure pursuant to the Provider Self-Disclosure Protocol once the necessary information is obtained. If the OIG were to impose all potentially available sanctions and penalties against us in this matter, such a result could materially affect our business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on our financial position or results of operations.
Claims in the ordinary course of business
We are also subject to claims and lawsuits arising in the ordinary course of business, including potential claims related to care and treatment provided at our hospitals and outpatient services facilities. Although the results of these claims and lawsuits cannot be predicted with certainty, we believe that the ultimate resolution of these ordinary course claims and lawsuits will not have a material adverse effect on our business, financial condition or results of operations.

Item 4. (Removed and Reserved).

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
There is no established public trading market for our common stock. At August 1, 2010, there were five holders of record of our common stock. These holders are VHS Holdings LLC and four investment funds affiliated with Blackstone.
We have not declared or paid any dividends on our common stock in our two most recent fiscal years. We did, on the other hand, in January 2010, repurchase 242,659 shares of our common stock from our stockholders, at a per share price of $1,238.58, or $300,552,407 in the aggregate. However, in the future, we intend to retain all current and foreseeable future earnings to support operations and finance expansion. Our senior secured credit facility and the indenture governing our 8.0% Notes restrict our ability to pay cash dividends on our common stock.
There were no unregistered sales of our equity securities during the quarter ended June 30, 2010.
Information regarding our equity compensation plans is set forth in this report under “Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information”, which information is incorporated herein by reference.

Item 6. Selected Financial Data.
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2010. The selected historical financial data as of and for the year ended June 30, 2006 were derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, adjusted for the retrospective presentation impact of changes in guidance related to non-controlling interests. The selected historical financial data as of and for the years ended June 30, 2007, 2008, 2009 and 2010 were derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. Dispositions completed during fiscal 2007 and fiscal 2010 have been excluded from all periods presented. See “Executive Overview” included in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Year ended June 30,
	2006	2007	2008	2009	2010
Statement of Operations Data (millions):
Total revenues	$2,400.2	$2,563.9	$2,775.6	$3,185.4	$3,376.9
Costs and expenses:
Salaries and benefits (includes stock compensation of $1.7, $1.2, $2.5, $4.4 and $4.2, respectively)	985.0	1,061.4	1,146.2	1,233.8	1,296.2
Health plan claims expense	270.3	297.0	328.2	525.6	665.8
Supplies	392.9	420.8	433.7	455.5	456.1
Provision for doubtful accounts	156.6	174.8	205.5	210.3	152.5
Other operating expenses	345.2	367.6	398.5	461.9	483.9
Depreciation and amortization	98.7	117.0	129.3	128.9	139.6
Interest, net	103.8	123.8	122.1	111.6	115.5
Impairment loss	—	123.8	—	6.2	43.1
Debt extinguishment costs	0.1	—	—	—	73.5
Other expenses	6.5	0.2	6.5	2.7	9.1

Subtotal	2,359.1	2,686.4	2,770.0	3,136.5	3,435.3

Income (loss) from continuing operations before income taxes	41.1	(122.5)	5.6	48.9	(58.4)
Income tax benefit (expense)	(16.2)	11.6	(2.2)	(16.8)	13.8

Income (loss) from continuing operations	24.9	(110.9)	3.4	32.1	(44.6)
Loss from discontinued operations, net of taxes	(9.4)	(19.2)	(1.1)	(0.3)	(1.7)

Net income (loss)	15.5	(130.1)	2.3	31.8	(46.3)
Less: Net income attributable to non-controlling interests	(2.6)	(2.6)	(3.0)	(3.2)	(2.9)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$12.9	$(132.7)	$(0.7)	$28.6	$(49.2)

Balance Sheet Data (millions):
Cash and cash equivalents	$123.6	$120.1	$141.6	$308.2	$257.6
Assets	2,650.5	2,538.1	2,582.3	2,731.1	2,729.6
Long-term debt, including current portion	1,519.2	1,528.7	1,537.5	1,551.6	1,752.0
Working capital	193.0	156.4	217.8	251.6	105.0

Other Financial Data (millions):
Adjusted EBITDA (a)	$251.9	$243.5	$266.0	$302.7	$326.6
Capital expenditures	275.5	164.3	119.8	132.0	155.9
Cash provided by operating activities	152.4	125.6	176.3	313.1	315.2
Cash used in investing activities	(245.4)	(118.5)	(143.8)	(133.6)	(156.5)
Cash provided by (used in) financing activities	137.4	(10.6)	(11.0)	(12.9)	(209.3)

	Year ended June 30,
	2006	2007	2008	2009	2010
Unaudited Operating Data - continuing operations:
Number of hospitals, end of period	15	15	15	15	15
Number of licensed beds, end of period (b)	3,937	4,143	4,181	4,135	4,135
Discharges (c)	162,446	166,873	169,668	167,880	168,370
Adjusted discharges (d)	274,451	277,231	283,250	288,807	295,702
Adjusted discharges-hospitals (e)	261,056	264,698	270,076	274,767	280,437
Net revenue per adjusted discharge (f)	$7,230	$7,674	$8,047	$8,503	$8,408
Net revenue per adjusted discharge-hospitals (g)	$7,319	$7,766	$8,110	$8,623	$8,516
Patient days (h)	701,307	721,832	734,838	709,952	701,265
Average length of stay (i)	4.32	4.33	4.33	4.23	4.17
Inpatient surgeries (j)	36,606	37,227	37,538	37,970	37,320
Outpatient surgeries (k)	76,437	76,606	73,339	76,378	75,969
Emergency room visits (l)	554,250	572,946	588,246	605,729	626,237
Occupancy rate (m)	49%	48%	48%	47%	46%
Member lives (n)	146,200	145,600	149,600	218,700	241,200

(a)	We define Adjusted EBITDA as income before interest expense (net of interest income), income taxes, depreciation and amortization, non-controlling interests, equity method income, stock compensation, gain or loss on sale of assets, monitoring fees and expenses, realized holding losses on investments, impairment losses, debt extinguishment costs, acquisition related expenses and discontinued operations, net of taxes. Monitoring fees and expenses represent fees and reimbursed expenses paid to affiliates of The Blackstone Group and Metalmark Subadvisor LLC for advisory and oversight services. Adjusted EBITDA should not be considered as a substitute for net income (loss) attributable to Vanguard Health Systems, Inc. stockholders, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation. We believe that Adjusted EBITDA provides useful information about our financial performance to investors, lenders, financial analysts and rating agencies since these groups have historically used EBITDA-related measures in the healthcare industry, along with other measures, to estimate the value of a company, to make informed investment decisions, to evaluate a company’s leverage capacity and its ability to meet its debt service requirements. Adjusted EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of a company’s operating performance. Adjusted EBITDA is also used by us to measure individual performance for incentive compensation purposes and as an analytical indicator for purposes of allocating resources to our operating businesses and assessing their performance, both internally and relative to our peers, as well as to evaluate the performance of our operating management teams. The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to Vanguard Health Systems, Inc. stockholders for the respective periods presented (in millions).

	Year ended June 30,
	2006	2007	2008	2009	2010
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$12.9	$(132.7)	$(0.7)	$28.6	$(49.2)
Interest, net	103.8	123.8	122.1	111.6	115.5
Income tax expense (benefit)	16.2	(11.6)	2.2	16.8	(13.8)
Depreciation and amortization	98.7	117.0	129.3	128.9	139.6
Non-controlling interests	2.6	2.6	3.0	3.2	2.9
Equity method income	(0.2)	(1.0)	(0.7)	(0.8)	(0.9)
Stock compensation	1.7	1.2	2.5	4.4	4.2
Loss (gain) on disposal of assets	1.5	(4.0)	0.8	(2.3)	1.8
Realized holding losses on investments	—	—	—	0.6	—
Monitoring fees and expenses	5.2	5.2	6.4	5.2	5.1
Impairment loss	—	123.8	—	6.2	43.1
Debt extinguishment costs	0.1	—	—	—	73.5
Acquisition related expenses	—	—	—	—	3.1
Loss from discontinued operations net of taxes	9.4	19.2	1.1	0.3	1.7

Adjusted EBITDA	$251.9	$243.5	$266.0	$302.7	$326.6

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(d)	Adjusted discharges is used by management and certain investors as a general measure of consolidated inpatient and outpatient volumes. Adjusted discharges is computed by multiplying discharges by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the result by gross inpatient revenues.

(e)	Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined hospital inpatient and outpatient volumes. Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient and gross hospital outpatient revenues and then dividing the result by gross hospital inpatient revenues. This computation enables management to assess hospital volumes by a combined measure of hospital inpatient and outpatient utilization.

(f)	Net revenue per adjusted discharge is calculated by dividing net patient revenues by adjusted discharges and measures the average net payment expected to be received for an episode of service provided to a patient.

(g)	Net revenue per adjusted discharge-hospitals is calculated by dividing hospital net patient revenues by adjusted discharges-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(h)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(i)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(j)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(k)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(l)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(m)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(n)	Member lives represent the total number of members in PHP, AAHP and MHP as of the end of the respective period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion together with our historical financial statements and related notes included elsewhere herein and the information set forth under “Item 6 — Selected Financial Data.” The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1A — Risk Factors” included elsewhere in this Report. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
Executive Overview
As of June 30, 2010, we owned and operated 15 hospitals with a total of 4,135 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of June 30, 2009 and 2010, we also owned three health plans as set forth in the following table.

		Membership
Health Plan	Location	2009	2010
Phoenix Health Plan (“PHP”) — managed Medicaid	Arizona	176,200	201,400
Abrazo Advantage Health Plan (“AAHP”) — managed Medicare and Dual Eligible	Arizona	2,800	2,700
MacNeal Health Providers (“MHP”) — capitated outpatient and physician services	Illinois	39,700	37,100

		218,700	241,200

During fiscal 2010, our revenue growth was limited by significant challenges including less demand for elective services, some of which related to a weakened general economy, a shift from services provided to managed care enrollees to uninsured patients or those covered by lower paying Medicaid plans and increased competition primarily in San Antonio. We were successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during fiscal 2011 and beyond. Our comprehensive debt refinancing (the “Refinancing”) during fiscal 2010 extended the maturities of our debt by up to five years and will be essential to the success of our long-term growth strategies. However, costs associated with the Refinancing were significant and resulted in a net loss attributable to our shareholders during the current fiscal year.
Our mission is to help people in the communities we serve achieve health for life by delivering an ideal patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee per episode basis, expanding services and strengthening the financial performance of our existing operations and selectively acquiring other hospitals where we see an opportunity to improve operating performance and expand our mission. This business strategy is a framework for long-term success in an industry that is undergoing significant change, but we may continue to experience operating challenges in the short term until the general economy improves and our initiatives are fully implemented.
Recent Acquisition Activity
On June 10, 2010, we entered into a definitive agreement to purchase the Detroit Medical Center (“DMC”), which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds, including Children’s Hospital of Michigan, Detroit Receiving Hospital, Harper University Hospital, Huron Valley-Sinai Hospital, Hutzel Women’s Hospital, Rehabilitation Institute of Michigan, Sinai-Grace Hospital and DMC Surgery Hospital.
Under the purchase agreement, we will acquire all of DMC’s assets (other than donor restricted assets and certain other assets) and assume all of its liabilities (other than its outstanding bonds and notes and certain other liabilities) for $417.0 million in cash, which will be used to repay all of such non-assumed debt. The $417.0 million cash payment represents our full cash funding obligations to DMC in order to close the transaction, except for our assumption or payment of DMC’s usual and customary transaction expenses. The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC estimated at $184 million as of December 31, 2009 that we anticipate we will fund over seven years based upon actuarial assumptions and estimates, as adjusted periodically by actuaries. We will also commit to spend $500.0 million in capital expenditures in the DMC facilities during the five years subsequent to closing of the transaction, which amount relates to a specific project list agreed to between the DMC board of representatives and us. In addition, we will commit to spend $350.0 million during this five-year period relating to the routine capital needs of the DMC facilities. The acquisition is pending review and approval by the Michigan Attorney General. Assuming such approval is obtained, we expect the transaction to close during our second quarter of fiscal year 2011.

In August 2010, we entered into definitive agreements to purchase certain assets and assume certain liabilities of the Arizona Heart Hospital and of the Arizona Heart Institute both located in Phoenix, Arizona. We expect these acquisitions to provide us a base upon which to expand our cardiology service offerings in the metropolitan Phoenix market. We expect both of these acquisitions to close during the second quarter of fiscal 2011. However, the Arizona Health Institute acquisition could be delayed since that entity recently made a voluntary filing with the U.S. Bankruptcy Court for the District of Arizona under Chapter 11 of the Bankruptcy Code for a reorganization of its business and the sale of its assets is now subject to the prior approval of such court.
On August 1, 2010, we completed the purchase of Westlake Hospital and West Suburban Medical Center in the western suburbs of Chicago, Illinois from Resurrection Health Care. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 234-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than 10 miles from our MacNeal Hospital and will enable us to achieve a market presence in the western suburban area of Chicago. As part of the purchase, we acquired substantially all of the assets (other than cash on hand) and assumed certain liabilities of these hospitals for a total cash purchase price of approximately $45.0 million.
Operating Environment
We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us. In order to remain competitive in the markets we serve, we must transform our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers. These factors will require continued focus on quality of care initiatives. As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. The changes to the healthcare landscape that have begun or that we expect to begin in the immediate future are outlined below.
Payer Mix Shifts
During fiscal 2010, we provided more healthcare services to patients who were uninsured or had coverage under Medicaid or managed Medicaid programs and provided less healthcare services to patients who had managed care coverage than in previous years. Much of this shift resulted from general economic weakness in the markets we serve. As individuals lost their coverage under employer-sponsored managed care plans, many became eligible for state Medicaid or managed Medicaid programs or else became uninsured. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during fiscal 2011.
Health Reform Law
The provisions included in the Health Reform Law include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement including market basket and disproportionate share payment decreases; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we have begun the process of transforming our delivery of care to adapt to the changes from the Health Reform Law that will be transitioned during the next several years.

Physician Alignment
Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During fiscal year 2010, we added 70 physicians to our physician network (net of physicians who left our network). We expect to continue to add physicians during fiscal 2011 but at a lesser rate than during fiscal 2010. Our fiscal 2011 recruitment goals primarily emphasize recruiting physicians specializing in family practice, internal medicine and inpatient hospital care (hospitalists) with a limited number of selected specialists. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results could be negatively impacted during the short-term.
Cost pressures
In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits and higher nurse to patient ratios necessary to improve quality of care. We have begun multiple initiatives to stabilize our nursing workforce including a nurse leadership professional practice model and employee engagement strategies. We have seen our nursing voluntary turnover decrease from approximately 12% during the year ended June 30, 2009 to 10% during the year ended June 30, 2010. During fiscal year 2010, we achieved the 72nd percentile for employee engagement within the Gallup Organization Employee Engagement Database. These results reflect progress towards both achieving stability in our nursing workforce and improving employee engagement since we began monitoring employee engagement during fiscal year 2008, our baseline year. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives including consolidation of low-priced vendors, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians to reduce physician preference items, but we are uncertain if we can sustain these reductions in future periods.
Implementation of our Clinical Quality Initiatives
The integral component of each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 44 CMS quality indicators in place for federal fiscal year 2010, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.
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
We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients

The following table sets forth the percentages of net patient revenues by payer for the years ended June 30, 2008, 2009 and 2010.

	Year ended June 30,
	2008	2009	2010
Medicare	26.2%	25.3%	25.5%
Medicaid	7.6%	7.9%	7.4%
Managed Medicare	14.0%	14.1%	14.8%
Managed Medicaid	7.5%	8.8%	9.5%
Managed care	35.0%	34.7%	34.9%
Self pay	8.6%	8.3%	6.8%
Other	1.1%	0.9%	1.1%

Total	100.0%	100.0%	100.0%

See “Item 1 — Business — Sources of Revenues” included elsewhere in this report for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education including the annual Medicare regulatory updates published by CMS in August 2010 that impact reimbursement rates under the plan for services provided during the federal fiscal year beginning October 1, 2010. The future impact to reimbursement for certain of these payers under the Health Reform Law is also addressed.
Volumes by Payer
During the year ended June 30, 2010 compared to the year ended June 30, 2009, discharges increased 0.3% and total adjusted discharges increased 2.4%. The following table provides details of discharges by payer for the years ended June 30, 2008, 2009 and 2010.

	Year ended June 30,
	2008		2009		2010
Medicare	47,040	27.7%	45,516	27.1%	46,385	27.5%
Medicaid (a)	20,195	11.9%	17,068	10.2%	14,867	8.8%
Managed Medicare	26,040	15.3%	26,925	16.0%	27,393	16.3%
Managed Medicaid	19,893	11.7%	23,185	13.8%	25,717	15.3%
Managed care	50,040	29.5%	48,977	29.2%	45,152	26.8%
Self pay (a)	5,854	3.5%	5,650	3.4%	8,168	4.9%
Other	606	0.4%	559	0.3%	688	0.4%

Total	169,668	100.0%	167,880	100.0%	168,370	100.0%

(a)	Medicaid and self pay discharges were impacted by the change in our Medicaid pending policy in our Illinois hospitals effective April 1, 2009 and in our other hospitals effective July 1, 2009. Absent the impact of the Medicaid pending policy changes, Medicaid discharges would have been 17,235 and 17,584 for the years ended June 30, 2009 and 2010, respectively, while self pay discharges would have been 5,483 and 5,451 for the years ended June 30, 2009 and 2010, respectively.
Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge was $8,047, $8,503 and $8,408 for the years ended June 30, 2008, 2009 and 2010, respectively. The current year ratio was negatively impacted by the uninsured discount policy that we implemented in our Chicago hospitals on April 1, 2009 and in our Phoenix and San Antonio hospitals on July 1, 2009. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing for those patients with no insurance coverage who do not qualify for charity care under our guidelines. We recorded $11.7 million and $215.7 million of uninsured discount revenue deductions during the years ended June 30, 2009 and 2010, respectively. Approximately $7.6 million of the $11.7 million of uninsured discounts for 2009 and $128.7 million of the $215.7 million of uninsured discounts for 2010 would have otherwise been included in net patient revenues and subjected to our allowance for doubtful accounts policy had we not implemented our uninsured discount policy at these hospitals.

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

June 30, 2009	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.6%	0.3%	0.3%	16.2%
Medicaid	6.7%	0.9%	1.0%	8.6%
Managed Medicare	10.0%	0.5%	0.3%	10.8%
Managed Medicaid	7.1%	0.5%	0.5%	8.1%
Managed care	25.1%	2.3%	1.5%	28.9%
Self pay(1)	9.7%	8.1%	0.8%	18.6%
Self pay after primary(2)	2.1%	2.9%	0.9%	5.9%
Other	1.8%	0.6%	0.5%	2.9%

Total	78.1%	16.1%	5.8%	100.0%

June 30, 2010	0-90 days	91-180 days	Over 180 days	Total
Medicare	17.7%	0.4%	0.3%	18.4%
Medicaid	5.6%	0.6%	0.9%	7.1%
Managed Medicare	11.3%	0.7%	0.6%	12.6%
Managed Medicaid	7.4%	0.4%	0.3%	8.1%
Managed care	27.1%	1.9%	1.1%	30.1%
Self pay(1)	10.2%	3.1%	0.7%	14.0%
Self pay after primary(2)	2.5%	3.3%	0.8%	6.6%
Other	2.1%	0.6%	0.4%	3.1%

Total	83.9%	11.0%	5.1%	100.0%

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 96.5% and 84.0% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2009 and 2010, respectively. The period over period decrease is due to the implementation of our uninsured discount policy at our Phoenix and San Antonio hospitals effective July 1, 2009.
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

Governmental and Managed Care Payer Reimbursement
Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current economic recession has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers, since raising taxes is not a popular option during recessionary cycles. Further, the tightened credit markets have complicated the states’ efforts to issue additional bonds to raise cash. During the year ended June 30, 2010, Medicaid and managed Medicaid programs accounted for approximately 17% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the year ended June 30, 2010, we recognized approximately 35% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.
Premium Revenues
We recognize premium revenues from our three health plans, PHP, AAHP and MHP. Premium revenues from these three plans increased $161.7 million or 23.8% during the year ended June 30, 2010 compared to the year ended June 30, 2009. PHP’s average membership increased to approximately 195,700 for fiscal 2010 compared to approximately 150,500 for fiscal 2011. PHP’s increase in revenues and membership during fiscal year 2010 resulted from the increase in individuals eligible for AHCCCS coverage and the fact that the current fiscal year period includes a full year under the new AHCCCS contract (see discussion below) compared to only nine months during the previous fiscal year.
In May 2008, PHP was awarded a new contract with AHCCCS effective for the three-year period beginning October 1, 2008 and ending September 30, 2011. AHCCCS has the option to renew the new contract, in whole or in part, for two additional one-year periods commencing on October 1, 2011 and on October 1, 2012. The new contract covers the three counties covered under the previous contract (Gila, Maricopa and Pinal) plus an additional six Arizona counties (Apache, Coconino, Mohave, Navajo, Pima and Yavapai). The new contract utilizes a national episodic/diagnostic risk adjustment factor for non-reconciled enrollee risk groups, which AHCCCS applied retroactively to October 1, 2008, that was not part of PHP’s previous AHCCCS contract. In response to the State of Arizona’s budget crisis and continued concerns about economic indicators during its 2010 fiscal year, AHCCCS made certain changes to its current contract with PHP that negatively impact PHP’s current and future revenues. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows including reimbursement rate cuts, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including cancelling PHP’s contract.
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

Revenues and Revenue Deductions
We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third party payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, we apply contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenues were 1% higher for all insured accounts, our net revenues would have been reduced by approximately $79.0 million and $81.0 million for the years ended June 30, 2009 and 2010, respectively. We derive most of our patient service revenues from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.
Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis, while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represents more than 10% of our patient service revenues.
Medicare regulations and many of our managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. We estimate amounts owed to or receivable from the Medicare program using the best information available and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in our consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $7.9 million, $8.0 million and $6.6 million during the years ended June 30, 2008, 2009 and 2010, respectively. Additionally, updated regulations and contract negotiations with payers occur frequently, which necessitates continual review of revenue estimation processes by management. We believe that future adjustments to our current third party settlement estimates will not materially impact our results of operations, cash flows or financial position.
Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. We implemented this same policy for our Phoenix and San Antonio hospitals effective for service dates on or after July 1, 2009. These discounts were approximately $11.7 million and $215.7 million for the years ended June 30, 2009 and 2010, respectively.
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the past three fiscal years, a significant percentage of our charity care deductions represented services provided to undocumented aliens under the Section 1011 border funding reimbursement program. Border funding qualification ended in Texas during fiscal year 2009, ended in Illinois during fiscal year 2010, and we expect that qualification will end sometime during our fiscal 2011 in Arizona when funds appropriated to those states have been exhausted.
The following table provides a breakdown of our charity care deductions during the years ending June 30, 2008, 2009 and 2010, respectively (in millions).

	Year ended June 30,
	2008	2009	2010
Total charity care deductions	$86.1	$91.8	$87.7
Border funding charity care deductions, net of payments received	$29.6	$34.9	$29.8
Payments received for border funding accounts	$3.8	$4.6	$3.5

We record revenues related to the Illinois Provider Tax Assessment (“PTA”) program when the receipt of payment from the state entity is assured. For the Texas Upper Payment Limit (“UPL”) program we recognize revenues that offset the expenses associated with the provision of charity care when the services are provided. We recognize federal match revenues under the Texas UPL program when payments are assured.
We earned premium revenues of $450.2 million, $678.0 million and $839.7 million during the years ended June 30, 2008, 2009, 2010, respectively, from our health plans. Our health plans, PHP, AAHP and MHP, have agreements with AHCCCS, CMS and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of members in PHP and AAHP. Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to CMS.
Allowance for Doubtful Accounts and Provision for Doubtful Accounts
Our ability to collect the self-pay portions of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 30.6% and 21.8% of accounts receivable, net of contractual discounts, as of June 30, 2009 and 2010, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.
We estimate our allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to discharge date plus percentages of uninsured accounts and self-pay after primary accounts less than 365 days old. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. We adjust the standard percentages in our allowance for doubtful accounts reserve policy as necessary given changes in trends from these analyses. We most recently adjusted this reserve policy when we implemented our uninsured discount policy in Phoenix, San Antonio and Illinois. If our uninsured accounts receivable as of June 30, 2009 and 2010 were 1% higher, our provision for doubtful accounts would have increased by $1.0 million and $0.7 million, respectively. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows.
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

	Year ended June 30,
	2009	2010
Medicaid pending accounts receivable	$15.8	$23.5
Medicaid pending successfully qualified	$23.5	$44.3
Medicaid pending not qualified (uninsured)	$29.6	$63.5
Medicaid pending not qualified (charity)	$8.0	$17.1
Medicaid pending qualification success percentage	39%	36%
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
Insurance Reserves
We have a self-insured medical plan for all of our employees. Claims are accrued under the self-insured plan as the incidents that gave rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience.
Due to the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of our self-insured retention (such self-insured retention maintained through our captive insurance subsidiary and/or other of our subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for the Illinois hospitals subsequent to June 30, 2010.
Through the period ended June 30, 2010, we insured our excess professional and general liability coverage under a retrospectively rated policy, and premiums under this policy were recorded at the minimum premium. We self-insure our workers compensation claims up to $1.0 million per claim and purchase excess insurance coverage for claims exceeding $1.0 million.

The following tables summarize our employee health, professional and general liability and workers compensation reserve balances (including the current portions of such reserves) as of June 30, 2009 and 2010 and claims loss and claims payment information during the years ended June 30, 2008, 2009 and 2010.

		Professional
	Employee	and General	Workers
	Health	Liability	Compensation
Reserve balance:
June 30, 2007	$1.2	$64.6	$18.5
June 30, 2008	$1.5	$74.3	$18.8
June 30, 2009	$13.4	$92.9	$18.2
June 30, 2010	$14.1	$91.8	$15.7

Current year provision for claims losses:
Year ended June 30, 2008	$7.3	$22.4	$7.6
Year ended June 30, 2009	$93.2	$22.2	$7.8
Year ended June 30, 2010	$115.8	$26.4	$7.4

Adjustments to prior year claims losses:
Year ended June 30, 2008	$—	$(0.6)	$(2.3)
Year ended June 30, 2009	$(0.6)	$13.4	$(3.8)
Year ended June 30, 2010	$(1.5)	$8.4	$(5.1)

Claims paid related to current year:
Year ended June 30, 2008	$5.8	$0.1	$1.0
Year ended June 30, 2009	$79.8	$0.3	$1.6
Year ended June 30, 2010	$101.7	$1.1	$1.1

Claims paid related to prior year:
Year ended June 30, 2008	$1.2	$12.0	$4.0
Year ended June 30, 2009	$0.9	$16.7	$3.0
Year ended June 30, 2010	$11.9	$34.8	$3.7
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
In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of our hospitals in the amount of approximately $14.9 million, which exceeded our captive subsidiary’s $10.0 million self insured limit. Based upon this verdict, we increased our professional and general liability reserve by the excess of the verdict amount over our previously established case reserve estimate and recorded a reinsurance receivable for that portion exceeding $10.0 million. We settled this claim and paid the settlement amount in March 2010. We received cash payment for the reinsurance receivable in June 2010.

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

	Professional and	Workers
	General Liability	Compensation
Reserve at June 30, 2009
As reported	$92.9	$18.2
With 75% confidence level	$104.9	$21.2
With 90% confidence level	$116.9	$23.8

Reserve at June 30, 2010
As reported	$91.8	$15.7
With 75% confidence level	$105.7	$19.4
With 90% confidence level	$119.7	$22.8
Our best estimate of employee health claims IBNR relies primarily upon payment lag data. If our estimate of the number of unpaid days of employee health claims expense changed by 5 days, our employee health IBNR estimate would change by approximately $1.6 million.
Health Plan Claims Reserves
During the years ended June 30, 2008, 2009 and 2010, health plan claims expense was $328.2 million, $525.6 million and $665.8 million, respectively, primarily representing medical claims of PHP. Vanguard estimates PHP’s reserve for medical claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of members and certain member demographic information. The following table provides the health plan reserve balances as of June 30, 2009 and 2010 and health plan claims and payment information during the years ended June 30, 2008, 2009 and 2010, respectively (in millions).

	Year ended June 30,
	2008	2009	2010
Health plan reserves and settlements, beginning of year	$61.4	$51.1	$117.6
Current year provision for health plan claims	329.7	525.5	670.7
Current year adjustments to prior year health plan claims	(1.5)	0.1	(4.9)
Program settlement, capitation and other activity	(24.2)	19.3	31.0
Claims paid related to current year	(268.4)	(424.6)	(571.7)
Claims paid related to prior years	(45.9)	(53.8)	(92.9)

Health plan reserves and settlements, end of year	$51.1	$117.6	$149.8

The increases in reserves, claims losses and claims payments from 2008 to 2009 and from 2009 to 2010 were primarily due to the significant increase in PHP members during the periods as a result of the new AHCCCS contract that went into effect on October 1, 2008, the increased number of individuals eligible for participation in the AHCCCS program during each year and an additional PHP risk group subject to a settlement reconciliation during 2010. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2008, 2009 and 2010, approximately $31.2 million, $34.0 million and $42.8 million, respectively, of accrued and paid claims for services provided to our health plan members by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by members in our health plans.
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
In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Effective July 1, 2007, we adopted the relevant guidance for accounting for uncertainty in income taxes. The following table provides a detailed rollforward of our net liability for uncertain tax positions for the years ended June 30, 2008, 2009 and 2010 (in millions).

Balance at June 30, 2007	$4.9
Additions based on tax positions reltaed to the current year	—
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2008	$5.3
Additions based on tax positions reltaed to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.3)
Settlements	—

Balance at June 30, 2009	$5.0
Additions based on tax positions reltaed to the current year	0.8
Additions for tax positions of prior years	6.1
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2010	$11.9

The provisions set forth in accounting for uncertain tax positions allow for the classification election of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense. Of the $11.9 million total unrecognized tax benefits, $0.6 million of the balance as of June 30, 2010 would impact the effective tax rate if recognized.

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
During the past three years, our two Illinois hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors during fiscal years 2008 and 2009, the operating results of the Illinois hospitals did not improve to the level anticipated during the first half of fiscal 2010. After having the opportunity to evaluate the operating results of the Illinois hospitals for the first six months of fiscal year 2010 and to reassess the market trends and economic factors, we concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. The $43.1 million ($31.8 million, net of taxes) non-cash impairment loss is included in our consolidated statement of operations for the year ended June 30, 2010.

Selected Operating Statistics
The following table sets forth certain operating statistics for each of the periods presented.

	Year ended June 30,
	2008	2009	2010
Unaudited Operating Data - continuing operations:
Number of hospitals, end of period	15	15	15
Number of licensed beds, end of period	4,181	4,135	4,135
Discharges (a)	169,668	167,880	168,370
Adjusted discharges-hospitals (b)	270,076	274,767	280,437
Adjusted discharges (c)	283,250	288,807	295,702
Net revenue per adjusted discharge-hospitals (d)	$8,110	$8,623	$8,516
Net revenue per adjusted discharge (e)	$8,047	$8,503	$8,408
Patient days (f)	734,838	709,952	701,265
Average length of stay (g)	4.33	4.23	4.17
Inpatient surgeries (h)	37,538	37,970	37,320
Outpatient surgeries (i)	73,339	76,378	75,969
Emergency room visits (j)	588,246	605,729	626,237
Occupancy rate (k)	48%	47%	46%
Member lives (l)	149,600	218,700	241,200
Health plan claims expense percentage (m)	72.9%	77.5%	79.3%

(a)	Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(b)	Adjusted discharges-hospitals is used by management and certain investors as a general measure of combined hospital inpatient and hospital outpatient volumes. Adjusted discharges-hospitals is computed by multiplying discharges by the sum of gross hospital inpatient revenues and gross hospital outpatient revenues and then dividing the result by gross hospital inpatient revenues.

(c)	Adjusted discharges is used by management and certain investors as a general measure of consolidated inpatient and outpatient volumes. Adjusted discharges is computed by multiplying discharges by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the result by gross inpatient revenues.

(d)	Net revenue per adjusted discharge-hospitals is calculated by dividing net hospital patient revenues by adjusted discharge-hospitals and measures the average net payment expected to be received for a patient’s stay in the hospital.

(e)	Net revenue per adjusted discharge is calculated by dividing net patient revenues by adjusted discharges and measures the average net payment expected to be received for an episode of service provided to a patient.

(f)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(i)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(j)	Emergency room visits represent the number of patient visits to a hospital emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(k)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient beds.

(l)	Member lives represent the total number of members in PHP, AAHP and MHP as of the end of the respective period.

(m)	Health plan claims expense percentage is calculated by dividing health plan claims expense by premium revenues.

Results of Operations
The following table presents summaries of our operating results for the years ended June 30, 2008, 2009 and 2010.

	Year ended June 30,
	2008		2009		2010
	(Dollars in millions)
Patient service revenues	$2,325.4	83.8%	$2,507.4	78.7%	$2,537.2	75.1%
Premium revenues	450.2	16.2%	678.0	21.3%	839.7	24.9%

Total revenues	2,775.6	100.0%	3,185.4	100.0%	3,376.9	100.0%

Costs and expenses:
Salaries and benefits (includes stock of $2.5, $4.4 and 4.2, respectively)	1,146.2	41.3%	1,233.8	38.7%	1,296.2	38.4%
Health plan claims expense	328.2	11.8%	525.6	16.5%	665.8	19.7%
Supplies	433.7	15.6%	455.5	14.3%	456.1	13.5%
Provision for doubtful accounts	205.5	7.4%	210.3	6.6%	152.5	4.5%
Other operating expenses	398.5	14.4%	461.9	14.5%	483.9	14.3%
Depreciation and amortization	129.3	4.7%	128.9	4.1%	139.6	4.1%
Interest, net	122.1	4.4%	111.6	3.5%	115.5	3.4%
Debt extinguishment costs	—	0.0%	—	0.0%	73.5	2.2%
Impairment loss	—	0.0%	6.2	0.2%	43.1	1.3%
Other	6.5	0.2%	2.7	0.1%	9.1	0.3%

Income (loss) from continuing operations before income taxes	5.6	0.2%	48.9	1.5%	(58.4)	(1.7)%
Income tax benefit (expense)	(2.2)	(0.1)%	(16.8)	(0.5)%	13.8	0.4%

Income (loss) from continuing operations	3.4	0.1%	32.1	1.0%	(44.6)	(1.2)%
Loss from discontinued operations net of taxes	(1.1)	(0.0)%	(0.3)	(0.0)%	(1.7)	(0.1)%

Net income (loss)	2.3	0.1%	31.8	1.0%	(46.3)	(1.4)%
Less: Net income attributable to non-controlling interests	(3.0)	(0.1)%	(3.2)	(0.1)%	(2.9)	(0.1)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.7)	0.1%	$28.6	1.0%	$(49.2)	(1.4)%

Year ended June 30, 2010 compared to Year ended June 30, 2009
Revenues. Total revenues increased 6.0% during the year ended June 30, 2010 compared to the prior year. Patient service revenues increased $29.8 million or 1.2% during the current year. This small increase relative to the prior year was primarily due to the implementation of our uninsured discount policy in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009 combined with the concurrent change to our Medicaid pending policy previously discussed. During the current year, we recognized $215.7 million of uninsured discount revenue deductions, $128.7 million of which would have otherwise been included in revenues and subjected to our allowance for doubtful accounts policy had the uninsured discount policy not been implemented at these hospitals. Health plan premium revenues increased $161.7 million during the current year as a result of increased PHP enrollment. Average enrollment at PHP was 195,671 during the year ended June 30, 2010, an increase of 30.0% compared to the prior year. More challenging economic conditions in Arizona since the prior year resulted in more individuals becoming eligible for AHCCCS coverage. Enrollment in our other two health plans decreased by 6.4% as of June 30, 2010 compared to June 30, 2009.
Discharges, adjusted discharges and emergency room visits increased 0.3%, 2.4% and 3.4%, respectively, during the year ended June 30, 2010 compared to the prior year, while total surgeries decreased by 0.9% during the current year. General economic weakness in the United States economy continues to impact demand for elective surgical procedures. Two new competitor hospitals in San Antonio opened in March 2009 and July 2009, which negatively impacted volumes in certain of our San Antonio hospitals during the current year. We continue to face volume and pricing pressures as a result of continuing economic weakness in the communities our hospitals serve, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.
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
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $3,435.3 million or 101.7% of total revenues during the current year, compared to 98.5% during the prior year. The current year measure was negatively impacted by the goodwill impairment loss related to our Illinois hospitals recognized in December 2009 and by debt extinguishment costs incurred to complete our Refinancing finalized in January 2010 as further discussed in “Liquidity and Capital Resources” and presented elsewhere in this report. Many year over year comparisons of individual cost and expense items as a percentage of total revenues, particularly for health plan claims expense and the provision for doubtful accounts, were impacted by the significant growth in health plan premium revenues and the uninsured discount and Medicaid pending policy changes previously discussed. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues was not significantly different during the current year compared to the prior year. This ratio continued to be positively impacted by the significant increase in premium revenues, which utilize a much lower percentage of salaries and benefits than acute care services, during the current year compared to the prior year. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 48.9% during the current year compared to 47.3% during the prior year. This increase was negatively impacted by the adoption of our uninsured discount and Medicaid pending policies, as previously discussed. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that will require additional human resources in the short-term. As of June 30, 2010, we had approximately 20,100 full-time and part-time employees compared to approximately 19,200 as of June 30, 2009. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues continued its downward trend to 1.2% for the year ended June 30, 2010 compared to 2.6% for the prior year.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 79.3% during the current year compared to 77.5% during the prior year. As enrollment increases, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. AHCCCS also implemented limits on profitability for certain member groups during the current contract year, which negatively impacted this ratio. In addition, the increased PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding health plan claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $42.8 million, or 6.0% of gross health plan claims expense, were eliminated in consolidation during the current year.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.7% during the current year compared to 17.9% during the prior year. This ratio would have reflected a greater improvement during the current year absent the impact to patient service revenues of the changes to our uninsured discount and Medicaid pending policies previously discussed. We continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 6.0% during the current year from 8.4% during the prior year. Most of this decrease related to the uninsured discount policy and Medicaid pending policy changes previously discussed. The net impact of these policy changes resulted in the recognition of a significant amount of uninsured revenue deductions that would have otherwise been reflected in the provision for doubtful accounts absent these changes. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 11.9%, 11.9% and 15.8% for the for the years ended June 30, 2008, 2009 and 2010, respectively. The uninsured discount and Medicaid pending policy changes resulted in an approximate 330 basis point increase in this ratio during the current year. The remainder of the increase related to price increases implemented during the current year.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues decreased to 14.3% during the current year compared to 14.5% during the prior year. The improvement would have been greater absent the adoption of our uninsured discount and Medicaid pending policies, as previously discussed. In addition, the decrease was also the result of $11.9 million of additional insurance expense recognized during the prior year related to a significant professional liability verdict against one of our hospitals. We initially appealed this verdict, but during the current year we settled this case and paid the settlement amount.
Other. Depreciation and amortization increased by $10.7 million year over year as a result of our capital improvement and expansion initiatives. Net interest increased slightly year over year. We recorded a goodwill impairment loss of $43.1 million ($31.8 million, net of taxes) related to our Illinois hospitals during the current year based upon an interim impairment test completed in December 2009. In connection with the Refinancing, we recorded debt extinguishment costs of $73.5 million ($45.6 million, net of taxes) during the current year.
Income taxes. Our effective tax rate was approximately 23.6% during the year ended June 30, 2010 compared to 34.4% during the prior year. The effective rate was lower during the current year due to the fact that a considerable portion of the goodwill impairment loss related to our Illinois hospitals reporting unit, as previously discussed, was non-deductible for tax purposes.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard stockholders was $49.2 million during the year ended June 30, 2010 compared to net income attributable to Vanguard Health Systems, Inc. stockholders of $28.6 million during the prior year. This change resulted primarily from the goodwill impairment loss and the debt extinguishment costs recognized during the current year.

Year ended June 30, 2009 compared to Year ended June 30, 2008
Revenues. Total revenues increased $409.8 million or 14.8% during the year ended June 30, 2009 compared to the prior year primarily due to a significant increase in health plan premium revenues as a result of increased PHP enrollment. Average enrollment at PHP was 150,468 during the year ended June 30, 2009, an increase of 48.3% compared to the prior year. The new AHCCCS contract that went into effect on October 1, 2008 included six new counties that PHP had not previously served. The new contract was in effect for nine months of the year ended June 30, 2009.
Patient service revenues increased 7.8% year over year primarily as a result of a 5.7% increase in patient revenues per adjusted discharge and a 1.9% increase in adjusted discharges. Total outpatient volumes increased year over year, including a 3.0% and 4.1% increase in emergency room visits and outpatient surgeries, respectively. Our volumes by payer remained relatively consistent during both years. However, our combined Medicaid and managed Medicaid net revenues as a percentage of total net revenues increased to 16.7% during 2009 compared to 15.1% during the prior year, primarily as a result of the increase in Texas UPL and Illinois PTA revenues. The acuity level of our patients also increased year over year. However, during the year ended June 30, 2009, we continued to generate most of our admissions from emergency room visits and experienced lower elective admissions.
Costs and Expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $3,136.5 million or 98.5% of total revenues during the year ended June 30, 2009, compared to 99.8% during the prior year. Salaries and benefits, supplies, health plan claims and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 38.7% during the year ended June 30, 2009 from 41.3% during the prior year. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower rate of salaries and benefits than acute care services, during the year ended June 30, 2009 compared to the prior year and by the increase in Texas UPL and Illinois PTA revenues during the year ended June 30, 2009 compared to the prior year. Salaries and benefits as a percentage of acute care segment revenues were 47.3% during the year ended June 30, 2009 compared to 47.9% during the prior year, which improvement was primarily attributable to the Texas UPL and Illinois PTA revenues growth during the year ended June 30, 2009.

These ratios were adversely impacted during the year ended June 30, 2009 by our investments in physician services and quality initiatives. We employed more physicians to support the communities our hospitals serve during 2009 and added significant corporate resources to manage and oversee the physician growth. Implementation of our quality initiatives also resulted in additional labor costs associated with training staff to utilize new clinical quality systems and additional hospital and corporate resources to monitor and manage quality indicators. As of June 30, 2009, we had approximately 19,200 full-time and part-time employees compared to 18,500 as of June 30, 2008. Our contract labor expense as a percentage of patient service revenues decreased to 2.6% for the year ended June 30, 2009 compared to 3.5% for the prior year.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 77.5% during 2009 compared to 72.9% during the prior year. The new PHP contract resulted in a significant change in the mix of our AHCCCS members with a significant increase in members in geographic areas not previously served by PHP. As a result of the bid process for these new areas, the rates paid to providers in those six new counties and capitated payment rates received from AHCCCS for those counties were not necessarily the same as those applicable to the three counties previously served by PHP. Also, the additional PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding health plan claims expense. During fiscal 2009, we accrued for the estimated amount payable to AHCCCS for the risk adjustment factor payment methodology that was retroactively applied to October 1, 2008, which also caused the health plan claims expense as a percentage of premium revenues to increase during the year ended June 30, 2009.

Health plan claims expense represents the amounts paid by the health plans for healthcare services provided to their members, including an estimate of incurred but not yet reported claims that is determined based upon lag data and other actuarial assumptions. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $34.0 million, or 6.1% of gross health plan claims expense, were eliminated in consolidation during the year ended June 30, 2009.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.9% during the year ended June 30, 2009 compared to 18.4% during the prior year. The increase in Texas UPL and Illinois PTA revenues during 2009 accounted for approximately half of this improvement. Although the acuity of our services provided increased during 2009 compared to the prior year, we were successful in limiting the ratio of supplies to patient service revenues by further implementing certain supply chain initiatives such as increased use of our group purchasing contract and pharmacy formulary management.

•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 8.4% during the year ended June 30, 2009 from 8.8% during the prior year. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 11.9% for both the years ended June 30, 2008 and 2009.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 14.5% during the year ended June 30, 2009 compared to 14.4% during the prior year. Other operating expenses as a percentage of patient service revenues increased to 18.4% during the year ended June 30, 2009 compared to 17.1% during the prior year. In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of our hospitals. Based upon this verdict, we recognized additional insurance expense of $11.9 million during the year ended June 30, 2009. Also, non-income taxes increased by $23.9 million during the year ended June 30, 2009 primarily as a result of $13.4 million of Illinois PTA program cash receipts that were subsequently paid to the state in the form of a provider tax and higher premiums taxes related to the significant enrollment growth at PHP.
Other. Depreciation and amortization was flat year over year. Net interest decreased by $10.5 million during the year ended June 30, 2009 primarily due to lower interest rates on the variable portion of our term debt. We incurred an impairment loss of $6.2 million ($3.8 million, net of taxes) during the year ended June 30, 2009 resulting from the write-down of a non-hospital building to fair value.
Income taxes. Our effective tax rate decreased to approximately 34.4% during the year ended June 30, 2009 compared to 39.3% during the prior year.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $28.6 million during the year ended June 30, 2009 compared to net loss attributable to Vanguard Health Systems, Inc. stockholders of $0.7 million during the prior year.
Liquidity and Capital Resources
Operating Activities
As of June 30, 2010 we had working capital of $105.0 million, including cash and cash equivalents of $257.6 million. Working capital at June 30, 2009 was $251.6 million. Cash provided by operating activities increased $2.1 million during the year ended June 30, 2010 compared to the prior year. Current year operating cash flows were negatively impacted by AHCCCS’ deferral of the June 2010 capitation and supplemental payments to PHP of approximately $62.0 million until July 2010. Current year operating cash flows were positively impacted by the timing of payments of accounts payable during the current year compared to the prior year. Net days revenue in accounts receivable decreased 4 days to approximately 41 days at June 30, 2010 compared to approximately 45 days at June 30, 2009.
Investing Activities
Cash used in investing activities increased from $133.6 million during the year ended June 30, 2009 to $156.5 million during the year ended June 30, 2010, primarily as a result of a $23.9 million increase in capital expenditures from $132.0 million during the prior year to $155.9 million during the current year. A portion of this increase relates to expenditures made for our replacement hospital in San Antonio, as previously mentioned.

Financing Activities
Cash flows used in financing activities increased by $196.4 million during the year ended June 30, 2010 compared to the year ended June 30, 2009 primarily due to the $300.6 million share repurchase less the $100.3 million net debt proceeds from the refinancing transactions (debt borrowings less debt repayments and the payment of related fees and expenses) during the current year. As of June 30, 2010, we had outstanding $1,752.0 million in aggregate indebtedness. The “Refinancing” section below provides additional information related to our liquidity.
The Refinancing
In late January 2010, we completed a comprehensive refinancing plan (the “Refinancing”). As a result of the Refinancing, our liquidity requirements remain significant due to debt service requirements. Under the Refinancing, we entered into an $815.0 million senior secured term loan (the “2010 term loan facility”) and a $260.0 million revolving credit facility (the “2010 revolving facility” and together with the 2010 term loan facility, the “2010 credit facilities”). The 2010 term loan facility matures in January 2016 and bears interest at a per annum rate equal to, at our option, LIBOR (subject to a floor of 1.50%) plus 3.50% or a base rate plus 2.50%. Upon the occurrence of certain events, we may request an incremental term loan facility to be added to the 2010 term loan facility to issue additional term loans in such amount as we determine, subject to the receipt of commitments by existing lenders or other financial institutions for such amount of term loans and the satisfaction of certain other conditions. The 2010 revolving facility matures in January 2015, and we may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving facility and the satisfaction of other conditions. Borrowings under the 2010 revolving facility bear interest at a per annum rate equal to, at our option, LIBOR plus 3.50% or a base rate plus 2.50%, both of which are subject to a 0.25% decrease dependent upon our consolidated leverage ratio. We may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($28.4 million of which are currently outstanding as of August 15, 2010).
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
The proceeds from the 2010 credit facilities, the issuance of the 8.0% Notes and available cash were used to repay the $764.2 million principal and interest outstanding related to our 2005 term loan facility; to fund $597.0 million and $232.5 million of cash tender offers and consent solicitations and accrued interest for those holders of the 9.0% Notes and 11.25% Notes, respectively, who accepted the tender offers; to pay $26.9 million to redeem those 9.0% Notes and 11.25% Notes not previously tendered including such principal, interest and call premiums; to pay fees expenses related to the Refinancing of approximately $93.6 million; to purchase 446 shares held by certain former employees for $0.6 million; and to fund a $300.0 million distribution to repurchase a portion of the shares owned by the remaining stockholders. Subsequent to the $300.0 million share repurchase, we completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the distribution to the same level as that in effect immediately prior to the distribution.
On July 14, 2010, we issued an additional $225.0 million aggregate principal amount of 8.0% Notes (the “Add-on Notes”), which are guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of VHS Holdco II. The additional notes were issued under the Indenture governing the 8.0% Notes that we issued on January 29, 2010 as part of the Refinancing. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The proceeds from the Add-on Notes are intended to be used to finance, in part, our acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the foregoing. Should the DMC acquisition not be approved by the Michigan Attorney General, we will use these proceeds for general corporate purposes, including other acquisitions.

Debt Covenants
Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes); pay dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of June 30, 2010.

	Debt	Actual
	Covenant Ratio	Ratio
Interest coverage ratio requirement	2.00x	3.15x
Total leverage ratio limit	6.25x	4.39x
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
Credit Ratings
The table below summarizes our credit ratings as of the date of this filing.

	Standard & Poor’s	Moody’s
Corporate credit rating	B	B2
8.0% Notes	B-	B3
2010 credit facilities	BB-	Ba2
Our credit ratings are subject to periodic reviews by the ratings agencies. If our results of operations deteriorate either as a result of weakness in the U.S. economy or the economies of the markets we serve or other factors, any or all of our corporate ratings may be downgraded. A credit rating downgrade could further impede our ability to refinance all or a portion of our outstanding debt or obtain additional debt.
Capital Resources
We anticipate spending a total of $200.0 million to $225.0 million in capital expenditures during fiscal 2011. We expect that cash on hand, cash generated from our operations and cash expected to be available to us under our 2010 credit facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that additional future borrowings under our senior credit facilities will be available to enable us to meet these requirements, especially given the current volatility in the credit markets and general economic weakness.
We had $257.6 million of cash and cash equivalents as of June 30, 2010. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

As of June 30, 2010, we held $19.8 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $24.5 million as of June 30, 2010.
We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we expect to increase borrowings under our 2010 term loan facility and may draw upon cash on hand, utilize amounts available under our 2010 revolving facility or seek additional equity funding. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. However, we may be unable to raise additional equity proceeds from Blackstone or other investors should we need to obtain cash for any of these purposes. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control. Recent pending and completed acquisitions include the following:
•	Pending acquisition of DMC — On June 10, 2010, we entered into a definitive agreement to purchase DMC, which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds for an expected cash purchase price of approximately $417.0 million, as previously discussed.
•	Completed acquisition of Westlake Hospital and West Suburban Medical Center — On August 1, 2010, we acquired two acute care hospitals and associated outpatient facilities in Illinois from Resurrection Health Care. Located in the western suburbs of Chicago, the hospitals are 234-bed West Suburban Medical Center in Oak Park, Illinois and 225-bed Westlake Hospital in Melrose Park, Illinois for a cash purchase price of approximately $45.0 million.
•	Pending acquisition of Arizona Heart Institute and Arizona Heart Hospital — On August 2, 2010, we signed a definitive agreement to acquire Arizona Heart Institute (AHI), a leading provider of cardiovascular care. The purchase of the AHI by Vanguard will occur through a section 363 sale, as part of a Chapter 11 reorganization plan since AHI filed in early August 2010 under the federal bankruptcy laws for a Chapter 11 reorganization of its business. A section 363 sale, so named because of the section of the Bankruptcy Code dealing with the procedure, allows the sale of all, or substantially all, of the filing company’s assets to the purchaser free and clear of any liens or encumbrances. The sale is subject to the approval of the court. On August 6, 2010, we signed a definitive agreement to acquire Arizona Heart Hospital also located in Phoenix, Arizona.

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of June 30, 2010.

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$111.1	$296.3	$293.6	$2,041.7	$2,742.7
Operating leases (2)	30.1	47.4	33.4	30.7	141.6
Purchase obligations (2)	20.9	—	—	—	20.9
Health plan claims and settlements payable (3)	149.8	—	—	—	149.8
Estimated self-insurance liabilities (4)	38.1	35.3	23.0	25.2	121.6

Subtotal	$350.0	$379.0	$350.0	$2,097.6	$3,176.6

	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Other Commitments:
Construction and capital improvements (5)	$75.1	$0.3	$—	$—	$75.4
Guarantees of surety bonds (6)	50.0	—	—	—	50.0
Letters of credit (7)	—	—	30.2	—	30.2
Physician commitments (8)	3.4	—	—	—	3.4
Estimated liability for uncertain tax positions (9)	11.9	—	—	—	11.9

Subtotal	$140.4	$0.3	$30.2	$—	$170.9

Total obligations and commitments	$490.4	$379.3	$380.2	$2,097.6	$3,347.5

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at June 30, 2010 assumes an average interest rate of 8.0%. The long-term debt obligations, adjusted to reflect the principal and interest related to the $225.0 million Add-on Notes (as previously discussed) would be increased by the following as of June 30, 2010: $18.0 million due within one year; $36.0 million due within two to three years; $36.0 million due within four to five years and $279.0 million due after five years.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)	Represents health claims incurred by members of PHP, AAHP and MHP, including incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements is separately stated on our consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our consolidated balance sheets. The construction and capital improvements obligations, adjusted to reflect capital commitments under the executed DMC Purchase Agreement (as previously discussed) would be increased by the following as of June 30, 2010: $150.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million committed within four to five years.

(6)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program. The outstanding balance was reduced to $28.3 million subsequent to June 30, 2010.

(8)	Includes physician guarantee liabilities recognized in our consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future tax liabilities recognized in our consolidated balance sheets determined under the guidance of accounting for income taxes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2010, we had in place $1,075.0 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
Our 2010 credit facilities consist of $815.0 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $30.2 million of capacity was utilized by outstanding letters of credit as of June 30, 2010). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in annual net interest of approximately $2.0 million.
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
At June 30, 2010, we held $19.8 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our consolidated balance sheets. The par value of the ARS was $24.5 million as of June 30, 2010. We recorded a realized loss on the ARS of $0.6 million and temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all then outstanding par value ARS during our fiscal year ended June 30, 2009. The temporary impairments related to the ARS are included in accumulated other comprehensive loss on our consolidated balance sheet as of June 30, 2010.
Our ARS were rated “AAA” by one or more major credit rating agencies at June 30, 2010 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.
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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Vanguard Health Systems, Inc.
We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville,Tennessee
August 26, 2010

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2009	June 30, 2010
	(In millions, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$308.2	$257.6
Restricted cash	1.9	2.3
Accounts receivable, net of allowance for doubtful accounts of approximately $121.5 and $75.6, respectively	275.3	270.4
Inventories	48.3	49.6
Deferred tax assets	29.6	21.9
Prepaid expenses and other current assets	68.4	119.2

Total current assets	731.7	721.0
Property, plant and equipment, net of accumulated depreciation	1,174.1	1,203.8
Goodwill	692.1	649.1
Intangible assets, net of accumulated amortization	54.6	66.0
Deferred tax assets, noncurrent	38.0	50.0
Investments in auction rate securities	21.6	19.8
Other assets	19.0	19.9

Total assets	$2,731.1	$2,729.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$127.9	$194.8
Accrued salaries and benefits	133.9	144.9
Accrued health plan claims and settlements	117.6	149.8
Accrued interest	13.2	41.4
Other accrued expenses and current liabilities	79.5	76.9
Current maturities of long-term debt	8.0	8.2

Total current liabilities	480.1	616.0
Professional and general liability and workers compensation reserves	76.7	83.6
Other liabilities	34.9	31.6
Long-term debt, less current maturities	1,543.6	1,743.8
Commitments and contingencies
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $.01 par value; 1,000,000 shares authorized; 749,550 and 749,104 issued and outstanding, respectively	—	—
Additional paid-in capital	651.3	354.9
Accumulated other comprehensive loss	(6.8)	(2.5)
Retained deficit	(56.7)	(105.9)

Total Vanguard Health Systems, Inc. stockholders’ equity	587.8	246.5
Non-controlling interests	8.0	8.1

Total equity	595.8	254.6

Total liabilities and equity	$2,731.1	$2,729.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2008	2009	2010
	(In millions)

Patient service revenues	$2,325.4	$2,507.4	$2,537.2
Premium revenues	450.2	678.0	839.7

Total revenues	2,775.6	3,185.4	3,376.9

Costs and Expenses:
Salaries and benefits (includes stock compensation of $2.5, $4.4 and $4.2, respectively)	1,146.2	1,233.8	1,296.2
Health plan claims expense	328.2	525.6	665.8
Supplies	433.7	455.5	456.1
Provision for doubtful accounts	205.5	210.3	152.5
Purchased services	145.6	163.8	179.5
Non-income taxes	28.2	52.2	52.9
Rents and leases	41.0	42.6	43.8
Other operating expenses	183.7	203.3	207.7
Depreciation and amortization	129.3	128.9	139.6
Interest, net	122.1	111.6	115.5
Impairment loss	—	6.2	43.1
Debt extinguishment costs	—	—	73.5
Other	6.5	2.7	9.1

Income (loss) from continuing operations before income taxes	5.6	48.9	(58.4)
Income tax benefit (expense)	(2.2)	(16.8)	13.8

Income (loss) from continuing operations	3.4	32.1	(44.6)
Loss from discontinued operations, net of taxes	(1.1)	(0.3)	(1.7)

Net income (loss)	2.3	31.8	(46.3)
Less: Net income attributable to non-controlling interests	(3.0)	(3.2)	(2.9)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.7)	$28.6	$(49.2)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$0.4	$28.9	$(47.5)
Loss from discontinued operations, net of taxes	(1.1)	(0.3)	(1.7)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.7)	$28.6	$(49.2)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Vanguard Health Systems, Inc. Stockholders
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
	(In millions, except share amounts)

Balance at June 30, 2007	749,550	$—	$644.6	$—	$(87.2)	$9.3	$566.7
Stock compensation (non-cash)	—	—	2.5	—	—	—	2.5
Distributions paid to non-controlling interests	—	—	—	—	—	(3.2)	(3.2)
Issuance of common stock	168	—	0.2	—	—	—	0.2
Repurchase of common stock	(168)	—	(0.2)	—	—	—	(0.2)
Cumulative effect of adoption of accounting for uncertain tax positions	—	—	—	—	2.6	—	2.6
Comprehensive income (loss):
Change in fair value of interest rate swap (net of tax effect)	—	—	—	2.8	—	—	2.8
Net income (loss)	—	—	—	—	(0.7)	3.0	2.3

Total comprehensive income				2.8	(0.7)	3.0	5.1

Balance at June 30, 2008	749,550	—	647.1	2.8	(85.3)	9.1	573.7
Stock compensation (non-cash)	—	—	4.4	—	—	—	4.4
Distributions paid to non-controlling interests	—	—	—	—	—	(4.3)	(4.3)
Repurchase of equity incentive units	—	—	(0.2)	—	—	—	(0.2)
Comprehensive income (loss):
Change in fair value of interest rate swap (net of tax effect)	—	—	—	(7.1)	—	—	(7.1)
Change in fair value of auction rate securities (net of tax effect)	—	—	—	(2.5)	—	—	(2.5)
Net income	—	—	—	—	28.6	3.2	31.8

Total comprehensive income				(9.6)	28.6	3.2	22.2

Balance at June 30, 2009	749,550	—	651.3	(6.8)	(56.7)	8.0	595.8
Stock compensation (non-cash)	—	—	4.2	—	—	—	4.2
Repurchase of stock	(242,659)	—	(300.6)	—	—	—	(300.6)
Stock split ($.01 par value)	242,213	—	—	—	—	—	—
Distributions paid to non-controlling interests	—	—	—	—	—	(2.8)	(2.8)
Comprehensive income (loss):
Change in fair value of interest rate swap (net of tax effect)	—	—	—	2.6	—	—	2.6
Termination of interest rate swap	—	—	—	1.7	—	—	1.7
Net income (loss)	—	—	—	—	(49.2)	2.9	(46.3)

Total comprehenive income (loss)				4.3	(49.2)	2.9	(42.0)

Balance at June 30, 2010	749,104	$—	$354.9	$(2.5)	$(105.9)	$8.1	$254.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2008	2009	2010
	(In millions)
Operating activities:
Net income (loss)	$2.3	$31.8	$(46.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	1.1	0.3	1.7
Depreciation and amortization	129.3	128.9	139.6
Provision for doubtful accounts	205.5	210.3	152.5
Amortization of loan costs	4.9	5.4	5.2
Accretion of principal on notes	19.5	21.8	6.5
Loss (gain) on disposal of assets	0.8	(2.3)	1.8
Acquisition related expenses	—	—	3.1
Stock compensation	2.5	4.4	4.2
Deferred income taxes	(1.7)	6.4	(8.5)
Impairment loss	—	6.2	43.1
Realized holding loss on investments	—	0.6	—
Debt extinguishment costs	—	—	73.5
Changes in operating assets and liabilities:
Accounts receivable	(222.6)	(185.6)	(148.3)
Inventories	(4.1)	1.0	(1.3)
Prepaid expenses and other current assets	(19.6)	(12.7)	(80.5)
Accounts payable	12.4	(27.5)	67.1
Accrued expenses and other liabilities	45.3	122.7	102.8

Net cash provided by operating activities — continuing operations	175.6	311.7	316.2
Net cash provided by (used in) operating activities — discontinued operations	0.7	1.4	(1.0)

Net cash provided by operating activities	176.3	313.1	315.2

Investing activities:
Acquisitions and related expenses	(0.2)	(4.4)	(4.6)
Capital expenditures	(119.8)	(132.0)	(155.9)
Proceeds from asset dispositions	0.4	4.9	2.0
Purchases of auction rate securities	(90.0)	—	—
Sales of auction rate securities	63.7	—	1.8
Other	1.1	(2.0)	0.3

Net cash used in investing activities — continuing operations	(144.8)	(133.5)	(156.4)
Net cash provided by (used in) investing activities — discontinued operations	1.0	(0.1)	(0.1)

Net cash used in investing activities	(143.8)	(133.6)	(156.5)

Financing activities:
Payments of long-term debt	(7.8)	(7.8)	(1,557.4)
Proceeds from debt borrowings	—	—	1,751.3
Payments of refinancing costs and fees	—	—	(93.6)
Repurchases of stock, equity incentive units and stock options	(0.2)	(0.2)	(300.6)
Payments related to derivative instrument with financing element	—	—	(6.2)
Distributions paid to non-controlling interests and other	(3.0)	(4.9)	(2.8)

Net cash used in financing activities	(11.0)	(12.9)	(209.3)

Net increase (decrease) in cash and cash equivalents	21.5	166.6	(50.6)
Cash and cash equivalents, beginning of year	120.1	141.6	308.2

Cash and cash equivalents, end of year	$141.6	$308.2	$257.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2008	2009	2010
	(In millions)
Supplemental cash flow information:
Net cash paid for interest	$99.1	$86.4	$71.7

Net cash paid (received) for income taxes	$1.3	$17.3	$(11.1)

Supplemental noncash activities:
Capitalized interest	$1.4	$2.0	$2.4

Change in fair value of interest rate swap, net of taxes	$2.8	$(7.1)	$2.6

Change in fair value of auction rate securities, net of taxes	$—	$(2.5)	$—

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
1. BUSINESS AND BASIS OF PRESENTATION
Business
Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of June 30, 2010, Vanguard’s affiliates owned and managed 15 acute care hospitals with 4,135 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying consolidated financial statements. Certain prior year amounts from the accompanying consolidated financial statements have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $44.3 million, $54.5 million and $65.8 million for the years ended June 30, 2008, 2009 and 2010, respectively.
Use of Estimates
In preparing Vanguard’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Probable Acquisition
On June 10, 2010, Vanguard entered into a definitive agreement to purchase the Detroit Medical Center (“DMC”), which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds, including Children’s Hospital of Michigan, Detroit Receiving Hospital, Harper University Hospital, Huron Valley-Sinai Hospital, Hutzel Women’s Hospital, Rehabilitation Institute of Michigan, Sinai-Grace Hospital and DMC Surgery Hospital.
Under the purchase agreement, Vanguard will acquire all of DMC’s assets (other than donor restricted assets and certain other assets) and assume all of its liabilities (other than its outstanding bonds and notes and certain other liabilities) for $417.0 million in cash, which will be used to repay all of such non-assumed debt. The $417.0 million cash payment represents Vanguard’s full cash funding obligations to DMC in order to close the transaction, except for its assumption or payment of DMC’s usual and customary transaction expenses. The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC estimated at $184 million as of December 31, 2009 that Vanguard anticipates will be funded over seven years based upon actuarial assumptions and estimates, as adjusted periodically by actuaries. Vanguard will also commit to spend $500.0 million in capital expenditures in the DMC facilities during the five years subsequent to closing of the transaction, which amount relates to a specific project list agreed to between the DMC board of representatives and Vanguard. In addition, Vanguard will commit to spend $350.0 million during this five-year period relating to the routine capital needs of the DMC facilities. The acquisition is pending review and approval by the Michigan Attorney General. Assuming such approval is obtained, Vanguard expects to close the transaction during its second quarter of fiscal year 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Refinancing Transactions
In January 2010, Vanguard completed a comprehensive refinancing plan (the “Refinancing”). Under the Refinancing, certain of Vanguard’s subsidiaries issued $950.0 million of new 8.0% Senior Unsecured Notes due 2018 (the “8.0% Notes”), entered into an $815.0 million senior secured term loan maturing in 2016 (the “2010 term loan facility”) and entered into a new $260.0 million revolving credit facility that expires in 2015 (the “2010 revolving facility”). The proceeds from these new debt instruments were used to repay the outstanding principal and interest related to Vanguard’s previous term loan facility; to retire its previously outstanding 9.0% senior subordinated notes (the “9.0% Notes”) and its 11.25% senior discount notes (the “11.25% Notes”) through redemption or tender offers/consent solicitations and pay accrued interest for such notes; to purchase 446 shares of common stock from certain former employees; to fund a $300.0 million distribution to repurchase a portion of the shares owned by the remaining stockholders; and to pay fees and expenses relating to the Refinancing of approximately $93.6 million.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues and Revenue Deductions
Vanguard recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. Vanguard estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, Vanguard applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases Vanguard records an estimated allowance until payment is received. Vanguard derives most of its patient service revenues from healthcare services provided to patients with Medicare and related managed Medicare plans or managed care insurance coverage. Medicare, which represented approximately 26%, 25% and 25% of Vanguard’s net patient revenues during its fiscal years ended June 30, 2008, 2009 and 2010, respectively, was the only individual payer for which Vanguard derived more than 10% of net patient revenues during those periods.
Services provided to Medicare and related managed Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state.
Medicare regulations and Vanguard’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its healthcare facilities. To obtain reimbursement for certain services under the Medicare program, Vanguard must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. Vanguard estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. Vanguard includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations by $7.9 million ($4.9 million net of taxes), $8.0 million ($5.0 million net of taxes) and $6.6 million ($4.1 million net of taxes) during the years ended June 30, 2008, 2009 and 2010, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management. Management believes that future adjustments to its current third party settlement estimates will not significantly impact Vanguard’s results of operations or financial position.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Vanguard does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). Vanguard deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. Vanguard also provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended June 30, 2008, 2009 and 2010, Vanguard deducted $86.1 million, $91.8 million and $87.7 million of charity care from revenues, respectively.
Vanguard receives periodic payments under the Bexar County, Texas upper payment limit (“UPL”) Medicaid payment program. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the Medicaid program for private hospitals. Vanguard recognizes revenues from the UPL program when Vanguard becomes entitled to the expected reimbursements, including a federal match portion, and such reimbursements are assured.
During the third quarter of fiscal 2009, the federal government approved federal matching funds for the Illinois Provider Tax Assessment (“PTA”) program. The PTA program enables the state of Illinois to increase funding for its state Medicaid plan. Hospitals providing services to Medicaid enrollees receive funds directly from the state. Hospital providers, with certain exceptions, are then assessed a provider tax, which is payable to the state, and may or may not exceed funds received from the state. Vanguard recognizes revenues equal to the gross payments to be received when such payments are assured. Vanguard recognized expenses for the taxes due back to the state under the PTA program when the related revenues are recognized.
Effective for service dates on or after April 1, 2009, as a result of a state mandate, Vanguard implemented a new uninsured discount policy for those patients receiving services in its Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under its guidelines. Vanguard implemented this same policy in its Phoenix and San Antonio hospitals effective for service dates on or after July 1, 2009. Under this policy, Vanguard applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. These discounts were approximately $11.7 million and $215.7 million for the years ended June 30, 2009 and 2010, respectively.
Vanguard had premium revenues from its health plans of $450.2 million, $678.0 million and $839.7 million during the years ended June 30, 2008, 2009 and 2010, respectively. Vanguard’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”) and MacNeal Health Providers (“MHP”), have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”), Centers for Medicare and Medicaid Services (“CMS”) and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, Vanguard’s health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of members in PHP and AAHP. Vanguard’s health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to the government.
Cash and Cash Equivalents
Vanguard considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Vanguard manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments.
Restricted Cash
As of June 30, 2009 and 2010, Vanguard had restricted cash balances of $1.9 million and $2.3 million, respectively. These balances primarily represent restricted cash accounts related to liquidity requirements of AAHP and certain other arrangements.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Accounts Receivable
Vanguard’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Vanguard manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Vanguard typically writes off uncollected accounts receivable 120 days subsequent to discharge date. Medicare program net receivables, including managed Medicare receivables, comprised approximately 33% and 31% of net patient receivables as of June 30, 2009 and 2010, respectively. Medicare revenues are included in the acute care services operating segment. Receivables from various state Medicaid programs and managed Medicaid programs comprised approximately 21% and 15% of net patient receivables as of June 30, 2009 and 2010, respectively. Remaining receivables relate primarily to various HMO and Preferred Provider Organization (“PPO”) payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.
Effective July 1, 2007, Vanguard began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus a standard percentage of uninsured accounts less than 365 days old plus a standard percentage of self-pay after insurance/Medicare less than 365 days old. Effective June 30, 2008, Vanguard adjusted its policy to increase the standard percentages applied to uninsured accounts and self-pay after insurance/Medicare accounts. Vanguard adjusted its standard percentages again in April 2009 and July 2009 to consider the impact of its new uninsured discount policy, as previously described. Vanguard tests its allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also supplements its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates and significantly affect its results of operations and cash flows.
Vanguard classifies accounts pending Medicaid approval as self-pay accounts in its accounts receivable aging report and applies the standard uninsured discount. The net account balance is further subject to the allowance for doubtful accounts reserve policy. Should the account qualify for Medicaid coverage, the previously recorded uninsured discount is reversed and the account is reclassified to Medicaid accounts receivable with the appropriate contractual discount applied. Should the account not qualify for Medicaid coverage but qualify as charity care under Vanguard’s charity policy, the previously recorded uninsured discount is reversed and the entire account balance is recorded as a charity deduction.
A summary of Vanguard’s allowance for doubtful accounts activity, including those for discontinued operations, during the three most recent fiscal years follows (in millions).

		Additions	Accounts
	Balance at	Charged to	Written off,	Balance at
	Beginning	Costs and	Net of	End
	of Period	Expenses	Recoveries	of Period
Allowance for doubtful accounts:
Year ended June 30, 2008	$113.2	$201.0	$196.5	$117.7
Year ended June 30, 2009	$117.7	$210.8	$207.0	$121.5
Year ended June 30, 2010	$121.5	$152.5	$198.4	$75.6
Inventories
Inventories, consisting of medical supplies and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.
Property, Plant and Equipment
Purchases of property, plant and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. For assets other than leasehold improvements depreciation is computed using the straight-line method over the estimated useful lives of the assets, which approximate 3 to 40 years. Leasehold improvements are depreciated over the lesser of the estimated useful life or term of the lease. Depreciation expense was approximately $126.1 million, $125.2 million and $135.6 million for the years ended June 30, 2008, 2009 and 2010, respectively. Vanguard tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
During fiscal 2008, 2009 and 2010, Vanguard capitalized $1.4 million, $2.0 million and $2.4 million of interest, respectively, associated with certain of its hospital construction and expansion projects. Vanguard estimates that it is contractually obligated to expend approximately $75.4 million related to projects classified as construction in progress as of June 30, 2010. Vanguard also capitalizes costs associated with developing computer software for internal use. Vanguard capitalizes both internal and external direct costs, excluding training, during the application development stage primarily for the purpose of customizing vendor software to integrate with Vanguard’s hospital information systems. The estimated net book value of capitalized internal use software included in net property, plant and equipment, was approximately $52.0 million and $55.8 million as of June 30, 2009 and 2010, respectively. The amortization expense for internal use software, included in depreciation expense, was approximately $9.9 million, $9.5 million and $11.8 million for the years ended June 30, 2008, 2009 and 2010, respectively.
The following table provides the gross asset balances for each major class of asset and total accumulated depreciation as of June 30, 2009 and 2010 (in millions).

	June 30, 2009	June 30, 2010
Class of asset:
Land and improvements	$148.7	$161.8
Buildings and improvements	842.4	864.0
Equipment	641.5	740.5
Construction in progress	60.0	88.5

	1,692.6	1,854.8
Less: accumulated depreciation	(518.5)	(651.0)

Net property, plant and equipment	$1,174.1	$1,203.8

Investments in Auction Rate Securities
As of June 30, 2010, Vanguard held $19.8 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on its consolidated balance sheet due to inactivity in the primary ARS market during the past years. The par value of the ARS was $24.5 million as of June 30, 2010. A summary of activity for Vanguard’s ARS during the three most recent fiscal years follows (in millions).

Balance at June 30, 2008	$26.3
Realized holding loss	(0.6)
Temporary impairment recognized in Accumulated Other Comprehensive Loss ($2.5 million, net of taxes)	(4.1)

Balance at June 30, 2009	21.6
Proceeds from redemptions at par value	(1.8)

Balance at June 30, 2010	$19.8

Vanguard’s ARS were rated “AAA” by one or more major credit rating agencies at June 30, 2010. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or other similar programs.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Long-Lived Assets and Goodwill
Long-lived assets, including property, plant and equipment and amortizable intangible assets, comprise a significant portion of Vanguard’s total assets. Vanguard evaluates the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. Vanguard uses Level 3 inputs, generally defined as unobservable inputs representing Vanguard’s own assumptions, when impairment indicators may exist. If the projections indicate that the carrying values of the long-lived assets are not expected to be recoverable, Vanguard reduces the carrying values to fair value. For long-lived assets held for sale, Vanguard compares the carrying values to an estimate of fair value less selling costs to determine potential impairment. Vanguard tests for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals Vanguard owns and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets for even a single hospital could have a material adverse impact on its operating results or financial position.
Goodwill also represents a significant portion of Vanguard’s total assets. Vanguard reviews goodwill for impairment annually during its fourth fiscal quarter or more frequently if certain impairment indicators arise. Vanguard reviews goodwill at the reporting unit level, which is one level below an operating segment. Vanguard compares the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could have a material adverse impact on Vanguard’s results of operations or statement of position.
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
Income Taxes
Vanguard accounts for income taxes using the asset and liability method. This guidance requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Accrued Health Plan Claims and Settlements
During the years ended June 30, 2008, 2009 and 2010, health plan claims expense was $328.2 million, $525.6 million and $665.8 million, respectively, primarily representing health claims incurred by members in PHP. Vanguard estimates PHP’s reserve for health claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of members and certain member demographic information. Accrued health plan claims and settlements, including incurred but not reported claims and net amounts payable to AHCCCS and CMS for certain programs for which profitability is limited, for all Vanguard health plans combined was approximately $117.6 million and $149.8 million as of June 30, 2009 and 2010, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. Due to changes in historical claims trends, during its fiscal year ended June 30, 2008, Vanguard decreased its health plan claims and settlements reserve related to prior fiscal year health claims experience by $1.5 million ($0.9 million net of taxes). During its fiscal year ended June 30, 2009, Vanguard increased its health plan claims and settlements reserve related to prior fiscal year health claims experience by $0.1 million ($0.1 million net of taxes). During its fiscal year ended June 30, 2010, Vanguard decreased its health plan claims and settlements reserve related to prior fiscal year health claims experience by $4.9 million ($3.0 million net of taxes). Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.
During the years ended June 30, 2008, 2009 and 2010, approximately $31.2 million, $34.0 million and $42.8 million, respectively, of accrued and paid claims for services provided to Vanguard’s health plan members by its hospitals and its other healthcare facilities were eliminated in consolidation. Vanguard’s operating results and cash flows could be materially affected by increased or decreased utilization of its healthcare facilities by members in its health plans.
Employee Health Insurance Reserve
Effective July 1, 2008, Vanguard began covering all of its employees under its self-insured medical plan. Prior to that, only a portion of Vanguard’s employees were covered under this self-insured plan. Claims are accrued under the self-insured medical plan as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical plan was approximately $13.4 million and $14.1 million as of June 30, 2009 and 2010, respectively, and is included in accrued salaries and benefits in the accompanying consolidated balance sheets. Vanguard mitigated its self-insured risk by purchasing stop-loss coverage for catastrophic claims at a $500,000 per enrollee annual limit. During the years ended June 30, 2009 and 2010, approximately $23.1 million and $30.2 million were eliminated in consolidation related to self-insured medical claims expense incurred and revenues earned due to employee utilization of Vanguard’s healthcare facilities.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Professional and General Liability and Workers Compensation Reserves
Given the nature of its operating environment, Vanguard is subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business. Vanguard maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention maintained through Vanguard’s wholly owned captive insurance subsidiary and/or another of its wholly owned subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010.
Through the year ended June 30, 2010, Vanguard insured its excess coverage under a retrospectively rated policy, and premiums under this policy were recorded based on Vanguard’s historical claims experience. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million.
Vanguard’s reserves for professional and general liability as of June 30, 2009 and 2010 were $92.9 million and $91.8 million, respectively. As of June 30, 2009 and 2010 the reserves for workers’ compensation were $18.2 million and $15.7 million, respectively. Vanguard utilizes actuarial information to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to: (1) reported events (“case reserves”) and (2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including Vanguard’s risk exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in Vanguard’s estimates. Vanguard discounts its workers compensation reserve using a 5% factor, an actuarial estimate of projected cash payments in future periods. Vanguard does not discount the reserve for estimated professional and general liability claims. Vanguard adjusts these reserves from time to time as it receives updated information. Due to changes in historical loss trends, during its fiscal year ended June 30, 2008, Vanguard decreased its professional and general liability reserve related to prior fiscal years by $0.6 million ($0.4 million net of taxes). During its fiscal years ended June 30, 2009 and 2010, Vanguard increased its professional and general liability reserve related to prior fiscal years by $13.4 million ($8.3 million net of taxes) and $8.4 million ($5.2 million net of taxes), respectively. Similarly, Vanguard decreased its workers compensation reserve related to prior fiscal years by $2.3 million ($1.4 million net of taxes), $3.8 million ($2.4 million net of taxes) and $5.1 million ($3.2 million net of taxes), respectively, during its fiscal years ended June 30, 2008, 2009 and 2010. Additional adjustments to prior year estimates may be necessary in future periods as Vanguard’s reporting history and loss portfolio matures.
Market and Labor Risks
Vanguard operates primarily in four geographic markets. If economic or other factors limit its ability to provide healthcare services in one or more of these markets, Vanguard’s cash flows and results of operations could be materially adversely impacted. Approximately 1,600 full-time employees in Vanguard’s Massachusetts hospitals are subject to collective organizing agreements. This group represents approximately 8% of Vanguard’s workforce. During fiscal 2007, Vanguard entered into a new three-year contract with the union representing the majority of this group that ended on December 31, 2009. Vanguard is negotiating a new contract with the union and does not expect a new agreement to be finalized until the end of calendar 2010. If Vanguard experiences significant future labor disruptions related to these unionized employees, its cash flows and results of operations could be materially adversely impacted.
Stock-Based Compensation
Vanguard records stock-based employee compensation granted prior to July 1, 2006 using a minimum value method. For grants dated July 1, 2006 and subsequent, Vanguard records stock-based employee compensation using a Black-Scholes-Merton model.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table sets forth the weighted average assumptions utilized in the minimum value pricing model for stock option grants under the 2004 Option Plan prior to July 1, 2006 and those utilized in the Black-Scholes-Merton valuation model for grants under the 2004 Option Plan subsequent to July 1, 2006.

	Minimum	Black-Scholes
	Value	Merton
Risk-free interest rate	4.11%-4.95%	3.61%-5.13%
Dividend yield	0.00%	0.00%
Volatility (wtd avg)	N/A	31.12%
Volatility (annual)	N/A	26.39%-37.73%
Expected option life	10 years	6.5 years
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
Recently Issued Accounting Pronouncements
In January 2010, the FASB issued Accounting Standard Update (“ASU”) 2010-06, an amendment to ASC 820-10, “Fair Value Measurements and Disclosures — Overall,” that requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements and the transfers between Levels 1, 2 and 3. The new disclosures and clarifications of existing disclosures were effective for Vanguard’s quarter ended March 31, 2010, except for the disclosures about the rollforward of activity in Level 3 fair value measurements, which will be required to be adopted by Vanguard for the quarter ended September 30, 2011. Vanguard does not expect the adoption of this standard to have a significant impact on its financial position, results of operations or cash flows.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Vanguard’s policy is to recognize transfers between levels as of the actual date of the event, or change in circumstances, that caused the transfer.
The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of June 30, 2010, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
Assets:
Investments in auction rate securities	$19.8	$—	$—	$19.8

The following table provides a reconciliation of the beginning and ending balances for the year ended June 30, 2010 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

	Balance at		Balance at
	June 30, 2009	Redemptions	June 30, 2010

Investments in auction rate securities	$21.6	$1.8	$19.8

There was no significant change in the fair value measurements using significant Level 3 unobservable inputs from June 30, 2009 to June 30, 2010.
Auction Rate Securities
As of June 30, 2010, Vanguard held $19.8 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the ARS was $24.5 million at June 30, 2010. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $19.8 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in the pertinent accounting guidance, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value recovering to par value.
In September 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender offer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these ARS during the quarter ended September 30, 2008, which is included in other expenses on the accompanying consolidated statement of operations for the year ended June 30, 2009. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. As a result of the failed tender and continued lack of immediate marketability, all ARS are presented as long-term assets on the accompanying consolidated balance sheets. Vanguard recorded temporary impairments of $4.1 million ($2.5 million, net of taxes) related to the ARS during the fiscal year ended June 30, 2009, which are included in accumulated other comprehensive loss (“AOCL”) on the consolidated balance sheets. In addition, approximately $1.8 million of the ARS were redeemed at par during the fourth quarter of Vanguard’s fiscal year ended June 30, 2010.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Interest Rate Swap Agreement
Vanguard enters into derivative instruments from time to time to manage the cash flow risk associated with the variable interest component of its outstanding term debt or to manage the fair value risk of its other debt instruments with fixed interest rates. Vanguard does not hold or issue derivative instruments for trading purposes and is not a party to any instrument with leverage features.
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
In March 2009, Vanguard and the counterparty executed an amended swap agreement with the same terms and provisions as the original agreement except that after March 31, 2009, Vanguard made or received net interest payments based upon the difference between the 30-day LIBOR rate and the swap fixed interest rate of 2.5775%. As a result of this amended swap agreement, Vanguard de-designated its existing cash flow hedge and re-designated the amended swap agreement as a hedge of the remaining interest payments associated with $450.0 million of Vanguard’s outstanding term debt. As the forecasted transactions (i.e. the future interest payments under Vanguard’s outstanding term debt) were still probable of occurring, Vanguard did not immediately recognize the accumulated other comprehensive loss balance related to the de-designated swap in earnings. Based on its assessment, Vanguard determined that this re-designated swap was highly effective in offsetting the changes in cash flows related to the hedged risk. Vanguard terminated the amended interest rate swap agreement in February 2010 in connection with the Refinancing.
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
Long-Term Debt
The fair values of the 8.0% Notes and the 2010 term loan facility as of June 30, 2010 were approximately $916.8 million and $797.7 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.
4. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following at June 30, 2009 and 2010 (in millions).

	2009	2010
Prepaid insurance	$6.1	$0.4
Prepaid maintenance contracts	7.9	6.4
Other prepaid expenses	8.9	8.8
Third party settlements	2.1	6.6
Reinsurance receivables	1.5	—
Health plan receivables	26.0	81.4
Other receivables	15.9	15.6

	$68.4	$119.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The increase in health plan receivables at June 30, 2010 was primarily the result of AHCCCS’ deferral of June capitation and other payments to PHP. Substantially all of these deferred payments were received subsequent to June 30, 2010.
5. IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS
Vanguard completed its annual goodwill impairment test during the fourth quarter of fiscal 2010 noting no impairment. However, Vanguard did recognize an impairment loss earlier in fiscal 2010 based upon an interim impairment analysis. During the past three years, Vanguard’s two Illinois hospitals have experienced deteriorating economic factors that have negatively impacted their results of operations and cash flows. While various initiatives mitigated the impact of these economic factors during fiscal years 2008 and 2009, the operating results of the Illinois hospitals did not improve to the level anticipated during the first half of fiscal 2010. After having the opportunity to evaluate the operating results of the Illinois hospitals for the first six months of fiscal year 2010 and reassess the market trends and economic factors, Vanguard concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. Vanguard performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, Vanguard determined that the $43.1 million remaining goodwill related to this reporting unit of Vanguard’s acute care services segment was impaired. Vanguard recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss during its quarter ended December 31, 2009.
6. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying consolidated balance sheets as of June 30, 2009 and 2010 (in millions).

	Gross Carrying Amount		Accumulated Amortization
Class of Intangible Asset	2009	2010	2009	2010
Amortized intangible assets:
Deferred loan costs	$43.9	$39.1	$21.5	$1.9
Contracts	31.4	31.4	14.9	18.0
Physician income and other guarantees	27.3	31.1	18.3	25.0
Other	4.5	8.8	1.0	2.7

Subtotal	107.1	110.4	55.7	47.6
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	—	—

Total	$110.3	$113.6	$55.7	$47.6

Amortization expense for contract-based intangibles and other intangible assets during the fiscal years ended June 30, 2008, 2009 and 2010 was approximately $3.2 million and $3.6 million and $4.8 million, respectively. Total estimated amortization expense for these intangible assets during the next five years and thereafter is as follows: 2011 — $4.2 million; 2012 — $4.2 million; 2013 — $4.2 million; 2014 — $4.2 million; 2015 - $1.7 million and $1.0 million thereafter.
Amortization of deferred loan costs of $4.9 million, $5.4 million and $5.2 million during the years ended June 30, 2008, 2009 and 2010, respectively, is included in net interest. In connection with the Refinancing, approximately $18.5 million of the previously capitalized deferred loan costs were expensed as debt extinguishment costs and approximately $0.6 million will continue to be amortized under carryover lender provisions. In addition, Vanguard capitalized approximately $38.5 million of deferred loan costs during fiscal 2010 associated with its new debt instruments. Amortization of physician income and other guarantees of $6.7 million, $6.2 million and $6.7 million during the years ended June 30, 2008, 2009 and 2010, respectively, is included in purchased services or other operating expenses.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
During 2010, goodwill increased by $0.1 million related to acquisitions of healthcare entities and decreased by $43.1 million related to the Illinois market impairment recognized. During 2009, goodwill increased by $2.9 million related to acquisitions of healthcare entities. As of June 30, 2010 Vanguard has recognized goodwill impairments of $166.9 million in the aggregate, all of which relate to Vanguard’s acute care services segment.
7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying consolidated balance sheets as of June 30, 2009 and 2010 (in millions).

	2009	2010
Property taxes	$17.0	$13.2
Current portion of professional and general liability and workers compensation insurance	34.4	24.0
Accrued income guarantees	3.0	2.6
Interest rate swap payable	6.9	—
Accrued capital expenditures	10.7	21.0
Other	7.5	16.1

	$79.5	$76.9

8. FINANCING ARRANGEMENTS
A summary of Vanguard’s long-term debt as of June 30, 2009 and 2010 follows (in millions).

	2009	2010
9.0% Senior Subordinated Notes	$575.0	$—
11.25% Senior Discount Notes	210.2	—
Term loans payable under credit facility due 2011	766.4	—
8.0% Senior Unsecured Notes	—	937.0
Term loans payable under credit facility due 2016	—	815.0

	1,551.6	1,752.0
Less: current maturities	(8.0)	(8.2)

	$1,543.6	$1,743.8

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
On May 7, 2010, the Issuers exchanged substantially all of its outstanding 8.0% Notes for new 8.0% senior unsecured notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on March 3, 2010, that became effective on April 1, 2010. See Note 19, Subsequent Events, for details related to Vanguard’s issuance of an additional $225.0 million of 8.0% Notes subsequent to June 30, 2010.
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
In addition, subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of certain other conditions, the Co-borrowers may request an incremental term loan facility to be added to the 2010 term loan facility. The Co-borrowers may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving capacity and the satisfaction of other conditions. Vanguard’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $229.8 million as of June 30, 2010.
The 2010 term loan facility bears interest at a rate equal to, at Vanguard’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of June 30, 2010. Vanguard also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until maturity of the term debt.
Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($30.2 million of which were outstanding at June 30, 2010). Vanguard also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility. The 2010 credit facilities contain numerous covenants that restrict Vanguard or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. Vanguard was in compliance with each of these debt covenants as of June 30, 2010. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Future Maturities
The aggregate annual principal payments of long-term debt for each of the next five fiscal years and thereafter are as follows: 2011 — $8.2 million; 2012 — $8.1 million; 2013 — $8.1 million; 2014 — $8.1 million; 2015 — $8.1 million and $1,724.4 million thereafter.
Debt Extinguishment Costs
In connection with the Refinancing, Vanguard recorded debt extinguishment costs of $73.5 million ($45.6 million net of taxes). The debt extinguishment costs include $40.2 million of tender/consent fees and call premiums to extinguish the 9.0% Notes and 11.25% Notes, $18.5 million of previously capitalized loan costs, $11.9 million of loan costs incurred related to the new debt instruments that Vanguard expensed in accordance with accounting guidance related to modifications or exchanges of debt instruments for which carryover lenders’ cash flows changed by more than 10%, $1.7 million for the interest rate swap settlement payment and $1.2 million of third party costs, all related to the Refinancing.
Other Information
Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries had previously jointly and severally guaranteed the 9.0% Notes on a subordinated basis and currently jointly and severally guarantee the 8.0% Notes. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities did not previously guarantee the 9.0% Notes and currently do not guarantee the 8.0% Notes in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the senior notes (both the previous 9.0% Notes and the new 8.0% Notes), the issuers of the senior discount notes (the 11.25% Notes), the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2009 and 2010 and for the years ended June 30, 2008, 2009 and 2010 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2009

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$168.3	$139.9	$—	$308.2
Restricted cash	—	—	—	0.2	1.7	—	1.9
Accounts receivable, net	—	—	—	257.0	18.3	—	275.3
Inventories	—	—	—	44.5	3.8	—	48.3
Prepaid expenses and other current assets	2.5	—	—	94.9	34.6	(34.0)	98.0

Total current assets	2.5	—	—	564.9	198.3	(34.0)	731.7
Propery, plant and equipment, net	—	—	—	1,114.7	59.4	—	1,174.1
Goodwill	—	—	—	608.5	83.6	—	692.1
Intangible assets, net	—	19.4	2.9	13.5	18.8	—	54.6
Investments in consolidated subsidiaries	608.8	—	—	—	24.5	(633.3)	—
Investments in auction rate securities	—	—	—	—	21.6	—	21.6
Other assets	—	—	—	56.8	0.2	—	57.0

Total assets	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$112.7	$15.2	$—	$127.9
Accrued expenses and other current liabilities	—	20.0	—	201.9	122.3	—	344.2
Current maturities of long-term debt	—	8.0	—	(0.2)	0.2	—	8.0

Total current liabilities	—	28.0	—	314.4	137.7	—	480.1
Other liabilities	—	—	—	71.9	73.7	(34.0)	111.6
Long-term debt, less current maturities	—	1,333.4	210.2	—	—	—	1,543.6
Intercompany	15.5	(810.4)	(120.9)	1,314.8	(60.1)	(338.9)	—
Equity	595.8	(531.6)	(86.4)	657.3	255.1	(294.4)	595.8

Total liabilities and equity	$611.3	$19.4	$2.9	$2,358.4	$406.4	$(667.3)	$2,731.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$198.6	$59.0	$—	$257.6
Restricted cash	—	—	—	0.6	1.7	—	2.3
Accounts receivable, net	—	—	—	249.4	21.0	—	270.4
Inventories	—	—	—	46.0	3.6	—	49.6
Prepaid expenses and other current assets	—	—	—	62.5	85.9	(7.3)	141.1

Total current assets	—	—	—	557.1	171.2	(7.3)	721.0
Propery, plant and equipment, net	—	—	—	1,147.3	56.5	—	1,203.8
Goodwill	—	—	—	564.3	84.8	—	649.1
Intangible assets, net	—	37.2	—	14.8	14.0	—	66.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in auction rate securities	—	—	—	—	19.8	—	19.8
Other assets	—	—	—	69.7	0.2	—	69.9

Total assets	$608.8	$37.2	$—	$2,353.2	$346.5	$(616.1)	$2,729.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$158.2	$36.6	$—	$194.8
Accrued expenses and other current liabilities	—	41.4	—	212.9	158.7	—	413.0
Current maturities of long-term debt	—	8.2	—	(0.2)	0.2	—	8.2

Total current liabilities	—	49.6	—	370.9	195.5	—	616.0
Other liabilities	—	—	—	70.3	52.2	(7.3)	115.2
Long-term debt, less current maturities	—	1,743.8	—	—	—	—	1,743.8
Intercompany	354.2	(1,052.4)	—	1,177.0	(182.0)	(296.8)	—
Total equity (deficit)	254.6	(703.8)	—	735.0	280.8	(312.0)	254.6

Total liabilities and equity	$608.8	$37.2	$—	$2,353.2	$346.5	$(616.1)	$2,729.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2008

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$2,197.1	$150.8	$(22.5)	$2,325.4
Premium revenues	—	—	—	57.7	392.7	(0.2)	450.2

Total revenues	—	—	—	2,254.8	543.5	(22.7)	2,775.6

Salaries and benefits	2.5	—	—	1,062.2	81.5	—	1,146.2
Health plan claims expense	—	—	—	35.8	314.9	(22.5)	328.2
Supplies	—	—	—	405.0	28.7	—	433.7
Provision for doubtful accounts	—	—	—	196.8	8.7	—	205.5
Purchased services	—	—	—	132.6	13.0	—	145.6
Other operating expenses	0.2	—	—	179.8	32.1	(0.2)	211.9
Rents and leases	—	—	—	34.0	7.0	—	41.0
Depreciation and amortization	—	—	—	115.1	14.2	—	129.3
Interest, net	—	109.9	19.8	(9.3)	1.7	—	122.1
Management fees	—	—	—	(8.2)	8.2	—	—
Other	—	—	—	60.5	(54.0)	—	6.5

Total costs and expenses	2.7	109.9	19.8	2,204.3	456.0	(22.7)	2,770.0

Income (loss) from continuing operations before income taxes	(2.7)	(109.9)	(19.8)	50.5	87.5	—	5.6
Income tax benefit (expense)	(2.2)	—	—	—	(13.4)	13.4	(2.2)
Equity in earnings of subsidiaries	4.2	—	—	—	—	(4.2)	—

Income (loss) from continuing operations	(0.7)	(109.9)	(19.8)	50.5	74.1	9.2	3.4
Income (loss) from discontined operations, net of taxes	—	—	—	2.1	(3.2)	—	(1.1)

Net income (loss)	(0.7)	(109.9)	(19.8)	52.6	70.9	9.2	2.3
Less: Net income attributable to non-controlling interests	—	—	—	(3.0)	—	—	(3.0)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.7)	$(109.9)	$(19.8)	$49.6	$70.9	$9.2	$(0.7)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2009

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$2,359.5	$171.2	$(23.3)	$2,507.4
Premium revenues	—	—	—	60.2	618.0	(0.2)	678.0

Total revenues	—	—	—	2,419.7	789.2	(23.5)	3,185.4

Salaries and benefits	4.4	—	—	1,138.4	91.0	—	1,233.8
Health plan claims expense	—	—	—	34.8	514.1	(23.3)	525.6
Supplies	—	—	—	422.9	32.6	—	455.5
Provision for doubtful accounts	—	—	—	200.2	10.1	—	210.3
Purchased services	—	—	—	149.1	14.7	—	163.8
Other operating expenses	0.2	—	—	198.8	56.7	(0.2)	255.5
Rents and leases	—	—	—	35.6	7.0	—	42.6
Depreciation and amortization	—	—	—	114.7	14.2	—	128.9
Interest, net	—	93.8	22.1	(6.7)	2.4	—	111.6
Management fees	—	—	—	(14.1)	14.1	—	—
Impairment loss	—	—	—	6.2	—		6.2
Other	—	—	—	2.7	—	—	2.7

Total costs and expenses	4.6	93.8	22.1	2,282.6	756.9	(23.5)	3,136.5

Income (loss) from continuing operations before income taxes	(4.6)	(93.8)	(22.1)	137.1	32.3	—	48.9
Income tax benefit (expense)	(16.8)	—	—	—	(9.4)	9.4	(16.8)
Equity in earnings of subsidiaries	50.0	—	—	—	—	(50.0)	—

Income (loss) from continuing operations	28.6	(93.8)	(22.1)	137.1	22.9	(40.6)	32.1
Income (loss) from discontined operations, net of taxes	—	—	—	(0.6)	0.3	—	(0.3)

Net income (loss)	28.6	(93.8)	(22.1)	136.5	23.2	(40.6)	31.8
Less: Net income attributable to non-controlling interests	—	—	—	(3.2)	—	—	(3.2)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(93.8)	$(22.1)	$133.3	$23.2	$(40.6)	$28.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$2,396.9	$183.1	$(42.8)	$2,537.2
Premium revenues	—	—	—	59.5	810.4	(30.2)	839.7

Total revenues	—	—	—	2,456.4	993.5	(73.0)	3,376.9

Salaries and benefits	4.2	—	—	1,194.9	97.1	—	1,296.2
Health plan claims expense	—	—	—	46.3	662.3	(42.8)	665.8
Supplies	—	—	—	421.9	34.2	—	456.1
Provision for doubtful accounts	—	—	—	144.9	7.6	—	152.5
Purchased services	—	—	—	155.4	24.1	—	179.5
Other operating expenses	0.2	—	—	219.0	71.6	(30.2)	260.6
Rents and leases	—	—	—	36.5	7.3	—	43.8
Depreciation and amortization	—	—	—	127.1	12.5	—	139.6
Interest, net	—	104.4	14.7	(7.2)	3.6	—	115.5
Impairment loss	—	—	—	43.1	—		43.1
Debt extinguishment costs	—	67.8	5.7	—	—		73.5
Management fees	—	—	—	(16.9)	16.9	—	—
Other	—	—	—	9.1	—	—	9.1

Total costs and expenses	4.4	172.2	20.4	2,374.1	937.2	(73.0)	3,435.3

Income (loss) from continuing operations before income taxes	(4.4)	(172.2)	(20.4)	82.3	56.3	—	(58.4)
Income tax benefit (expense)	13.8	—	—	—	(20.0)	20.0	13.8
Equity in earnings of subsidiaries	(58.6)	—	—	—	—	58.6	—

Income (loss) from continuing operations	(49.2)	(172.2)	(20.4)	82.3	36.3	78.6	(44.6)
Income (loss) from discontined operations, net of taxes	—	—	—	(1.7)	—	—	(1.7)

Net income (loss)	(49.2)	(172.2)	(20.4)	80.6	36.3	78.6	(46.3)
Less: Net income attributable to non-controlling interests	—	—	—	(2.9)	—	—	(2.9)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(49.2)	$(172.2)	$(20.4)	$77.7	$36.3	$78.6	$(49.2)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2008

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(0.7)	$(109.9)	$(19.8)	$52.1	$70.9	$9.7	$2.3
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	—	—	—	(2.1)	3.2	—	1.1
Depreciation and amortization	—	—	—	115.1	14.2	—	129.3
Provision for doubtful accounts	—	—	—	196.8	8.7	—	205.5
Deferred income taxes	(1.7)	—	—	—	—	—	(1.7)
Amortization of loan costs	—	4.6	0.3	—	—	—	4.9
Accretion of principal on senior discount notes	—	—	19.5	—	—	—	19.5
Loss on disposal of assets	—	—	—	0.9	—	—	0.9
Stock compensation	2.5	—	—	—	—	—	2.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(3.7)	—	—	—	—	3.7	—
Accounts receivable	—	—	—	(216.5)	(6.1)	—	(222.6)
Inventories	—	—	—	(4.3)	0.2	—	(4.1)
Prepaid expenses and other current assets	(4.5)	—	—	(17.5)	2.4	—	(19.6)
Accounts payable	—	—	—	5.8	6.6	—	12.4
Accrued expenses and other liabilities	4.4	(0.2)	—	76.0	(21.6)	(13.4)	45.2

Net cash provided by (used in) operating activities — continuing operations	(3.7)	(105.5)	—	206.3	78.5	—	175.6
Net cash provided by operating activities — discontinued operations	—	—	—	(0.6)	1.3	—	0.7

Net cash provided by (used in) operating activities	(3.7)	(105.5)	—	205.7	79.8	—	176.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2008
(continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Capital expenditures	—	—	—	(116.3)	(3.5)	—	(119.8)
Acquisitions and related expenses	—	—	—	(0.2)	—	—	(0.2)
Proceeds from asset dispositions	—	—	—	—	0.4	—	0.4
Purchases of auction rate securities	—	—	—	—	(90.0)	—	(90.0)
Sales of auction rate securities	—	—	—	—	63.7	—	63.7
Other	—	—	—	—	1.1	—	1.1

Net cash used in investing activities — continuing operations	—	—	—	(116.5)	(28.3)	—	(144.8)
Net cash provided by (used in) investing activities — discontinued operations	—	—	—	1.3	(0.3)	—	1.0

Net cash used in investing activities	—	—	—	(115.2)	(28.6)	—	(143.8)

Financing activities:
Payments of long-term debt	$—	$(7.8)	$—	$—	$—	$—	$(7.8)
Repurchases of stock, equity incentive units and stock options	—	—	—	(0.2)	—	—	(0.2)
Cash provided by (used in) intercompany activity	3.7	113.3		(17.0)	(100.0)	—	—
Distributions paid to non-controlling interests and other	—	—	—	(3.0)	—	—	(3.0)

Net cash provided by (used in) financing activities	3.7	105.5	—	(20.2)	(100.0)	—	(11.0)

Net increase (decrease) in cash and cash equivalents	—	—	—	70.3	(48.8)	—	21.5
Cash and cash equivalents, beginning of period	—	—	—	11.7	108.4	—	120.1

Cash and cash equivalents, end of period	$—	$—	$—	$82.0	$59.6	$—	$141.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2009

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$28.6	$(93.8)	$(22.1)	$135.7	$23.2	$(39.8)	$31.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	—	—	—	0.6	(0.3)	—	0.3
Depreciation and amortization	—	—	—	114.7	14.2	—	128.9
Provision for doubtful accounts	—	—	—	200.2	10.1	—	210.3
Deferred income taxes	6.4	—	—	—	—	—	6.4
Amortization of loan costs	—	5.1	0.3	—	—	—	5.4
Accretion of principal on senior discount notes	—	—	21.8	—	—	—	21.8
Gain on disposal of assets	—	—	—	(2.3)	—	—	(2.3)
Stock compensation	4.4	—	—	—	—	—	4.4
Impairment loss	—	—	—	6.2	—	—	6.2
Realized holding loss on investments	—	—	—	—	0.6	—	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(49.2)	—	—	—	—	49.2	—
Accounts receivable	—	—	—	(182.6)	(3.0)	—	(185.6)
Inventories	—	—	—	0.8	0.2	—	1.0
Prepaid expenses and other current assets	—	—	—	7.9	(20.6)	—	(12.7)
Accounts payable	—	—	—	(24.8)	(2.7)	—	(27.5)
Accrued expenses and other liabilities	9.8	6.8	—	32.1	83.4	(9.4)	122.7

Net cash provided by (used in) operating activities — continuing operations	—	(81.9)	—	288.5	105.1	—	311.7
Net cash provided by operating activities — discontinued operations	—	—	—	1.1	0.3	—	1.4

Net cash provided by (used in) operating activities	—	(81.9)	—	289.6	105.4	—	313.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2009
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Gurantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Capital expenditures	—	—	—	(122.2)	(9.8)	—	(132.0)
Acquisitions and related expenses	—	—		(4.4)	—	—	(4.4)
Proceeds from asset dispositions	—	—	—	4.9	—	—	4.9
Other	—	—	—	(1.7)	(0.3)	—	(2.0)

Net cash used in investing activities — continuing operations	—	—	—	(123.4)	(10.1)	—	(133.5)
Net cash used in investing activities — discontinued operations	—	—	—	(0.1)	—	—	(0.1)

Net cash used in investing activities	—	—	—	(123.5)	(10.1)	—	(133.6)

Financing activities:
Payments of long-term debt	$—	$(7.8)	$—	$—	$—	$—	$(7.8)
Repurchases of stock, equity incentive units and stock options		—	—	(0.2)			(0.2)
Cash provided by (used in) intercompany activity	—	89.7	—	(74.7)	(15.0)		—
Distributions paid to non-controlling interests and other	—	—	—	(4.9)	—	—	(4.9)

Net cash provided by (used in) financing activities	—	81.9	—	(79.8)	(15.0)	—	(12.9)

Net decrease in cash and cash equivalents	—	—	—	86.3	80.3	—	166.6
Cash and cash equivalents, beginning of period	—	—	—	82.0	59.6	—	141.6

Cash and cash equivalents, end of period	$—	$—	$—	$168.3	$139.9	$—	$308.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(49.2)	$(172.2)	$(20.4)	$80.6	$36.3	$78.6	$(46.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	1.7	—	—	1.7
Depreciation and amortization	—	—	—	127.1	12.5	—	139.6
Provision for doubtful accounts	—	—	—	144.9	7.6	—	152.5
Deferred income taxes	(8.5)	—	—	—	—	—	(8.5)
Amortization of loan costs	—	4.9	0.3	—	—	—	5.2
Accretion of principal on senior discount notes	—	0.7	5.8	—	—	—	6.5
Debt extinguishment costs	—	67.8	5.7	—	—	—	73.5
Loss on disposal of assets	—	—	—	1.8	—	—	1.8
Stock compensation	4.2	—	—	—	—	—	4.2
Impairment loss	—	—	—	43.1	—	—	43.1
Acquisition related expenses	—	—	—	3.1	—	—	3.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	58.6	—	—	—	—	(58.6)	—
Accounts receivable	—	—	—	(138.0)	(10.3)	—	(148.3)
Inventories	—	—	—	(1.5)	0.2	—	(1.3)
Prepaid expenses and other current assets	—	—	—	(53.7)	(26.8)	—	(80.5)
Accounts payable	—	—	—	45.7	21.4	—	67.1
Accrued expenses and other liabilities	(5.1)	(2.1)	—	115.0	15.0	(20.0)	102.8

Net cash provided by (used in) operating activities — continuing operations	—	(100.9)	(8.6)	369.8	55.9	—	316.2
Net cash used in operating activities — discontinued operations	—	—	—	(1.0)	—	—	(1.0)

Net cash provided by (used in) operating activities	—	(100.9)	(8.6)	368.8	55.9	—	315.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2010
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Gurantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Capital expenditures	—	—	—	(149.8)	(6.1)	—	(155.9)
Acquisitions and related expenses	—	—		(4.6)	—	—	(4.6)
Proceeds from asset dispositions	—	—	—	2.0	—	—	2.0
Sales of auction rate securities	—	—	—	—	1.8	—	1.8
Other	—	—	—	0.3	—	—	0.3

Net cash used in investing activities — continuing operations	—	—	—	(152.1)	(4.3)	—	(156.4)
Net cash used in investing activities — discontinued operations	—	—	—	(0.1)	—	—	(0.1)

Net cash used in investing activities	—	—	—	(152.2)	(4.3)	—	(156.5)

Financing activities:
Payments of long-term debt	$—	$(1,341.4)	$(216.0)	$—	$—	$—	$(1,557.4)
Proceeds from debt borrowings	—	1,751.3	—	—	—	—	1,751.3
Payments of refinancing costs and fees	—	(80.3)	(13.3)	—	—	—	(93.6)
Repurchases of stock, equity incentive units and stock options	(300.6)	—	—	—	—	—	(300.6)
Payments related to derivative instrument with financing element	(6.2)	—	—	—	—	—	(6.2)
Distributions	—	—	—	—	(10.7)	7.9	(2.8)
Cash provided by (used in) intercompany activity	306.8	(228.7)	237.9	(186.3)	(121.8)	(7.9)	—

Net cash provided by (used in) financing activities	—	100.9	8.6	(186.3)	(132.5)	—	(209.3)

Net increase (decrease) in cash and cash equivalents	—	—	—	30.3	(80.9)	—	(50.6)
Cash and cash equivalents, beginning of period	—	—	—	168.3	139.9	—	308.2

Cash and cash equivalents, end of period	$—	$—	$—	$198.6	$59.0	$—	$257.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Year ended June 30,
	2008	2009	2010
Current:
Federal	$1.5	$8.2	$(7.3)
State	2.3	2.2	2.0

Total current	3.8	10.4	(5.3)

Deferred:
Federal	(0.8)	8.6	(10.0)
State	(8.6)	(0.9)	(2.3)

Total deferred	(9.4)	7.7	(12.3)
Change in valuation allowance	7.8	(1.3)	3.8

Total income tax expense (benefit)	$2.2	$16.8	$(13.8)

The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in millions).

	Year ended June 30,
	2008	2009	2010
Continuing operations	$2.2	$16.8	$(13.8)
Discontinued operations	(0.7)	(0.2)	(1.0)

Total	$1.5	$16.6	$(14.8)

The increases in the valuation allowance during all three years presented result from state net operating loss carryforwards that may not ultimately be utilized because of the uncertainty regarding Vanguard’s ability to generate taxable income in certain states. The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Year ended June 30,
	2008	2009	2010
Income tax at federal statutory rate	35.0%	35.0%	35.0%
Income tax at state statutory rate	(125.2)	1.0	1.6
Nondeductible expenses and other	10.2	3.3	(1.0)
Book income of consolidated partnerships attributable to non-controlling interests	(18.6)	(2.3)	1.6
Nondeductible impairment loss	—	—	(7.2)
Change in valuation allowance	137.9	(2.6)	(6.4)

Effective income tax rate	39.3%	34.4%	23.6%

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Vanguard’s deferred tax assets and liabilities as of June 30, 2009 and 2010, were as follows (in millions):

	2009	2010
Deferred tax assets:
Net operating loss carryover	$33.7	$82.6
Excess tax basis over book basis of accounts receivable	10.2	3.8
Accrued expenses and other	42.2	47.1
Deferred loan costs	1.4	5.6
Professional and general liability reserves	21.6	30.6
Health plan claims, workers compensation and employee health reserves	13.7	14.1
Alternative minimum tax credit and other credits	—	4.1
Deferred interest expense	30.9	—

Total deferred tax assets	153.7	187.9
Valuation allowance	(28.6)	(32.4)

Total deferred tax assets, net of valuation allowance	125.1	155.5

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	33.1	59.7
Exces book basis over tax basis of prepaid assets and other	24.4	23.9

Total deferred tax liabilities	57.5	83.6

Net deferred tax assets	$67.6	$71.9

As of June 30, 2010, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $139.0 million and $658.0 million, respectively. The significant increase in the federal income tax NOL carryforward from $9.0 million as of June 30, 2009 to $139.0 million as of June 30, 2010 resulted from a tax method accounting change that was filed for the year ended June 30, 2009, as well as costs associated with the Refinancing during fiscal year 2010. The federal and state NOL carryforwards expire from 2020 to 2030 and 2011 to 2030, respectively. Approximately $2.2 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.
Accounting for Uncertainty in Income Taxes
Effective July 1, 2007, Vanguard adopted the provisions of guidance for uncertain tax positions. As required by this guidance, Vanguard recorded a $4.9 million gross liability for unrecognized tax benefits, accrued interest and penalties. The table below summarizes the total changes in unrecognized tax benefits during the years ended June 30, 2008, 2009 and 2010 (in millions).

Balance at July 1, 2007	$4.9
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	0.4
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2008	5.3
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.3)
Settlements	—

Balance at June 30, 2009	5.0
Additions based on tax positions related to the current year	0.8
Additions for tax positions of prior years	6.1
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2010	$11.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Of the $11.9 million total unrecognized tax benefits, $0.6 million of the balance as of June 30, 2010 of unrecognized tax benefits would impact the effective tax rate if recognized.
The provisions of the guidance for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the company. Vanguard has elected to classify interest and penalties related to the unrecognized tax benefits as a component of income tax expense. During the years ended June 30, 2008, 2009 and 2010, Vanguard recognized approximately $20,000, $40,000 and $60,000, respectively, of such interest and penalties.
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
Equity Incentive Membership Units of Holdings
In connection with the Blackstone merger, certain members of senior management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.7 million pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”). Vanguard determined the value of the equity incentive units by utilizing appraisal information. The Class B and D units vest 20% on each of the first five anniversaries of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid on September 23, 2004. Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a liquidity event (as defined in the LLC Agreement). In exchange for a cash payment of $5.7 million, Vanguard issued to Holdings 83,890 warrants with an exercise price of $1,000 per share and 35,952 warrants with an exercise price of $3,000 per share to purchase Vanguard’s common stock. The exercise prices of the warrants were reduced by $400.47 in connection with the Refinancing transactions discussed below. The warrants may be exercised at any time. Vanguard reserved 119,842 shares of its common stock to be issued upon exercise of the warrants.
During previous fiscal years, Vanguard and Holdings repurchased a total of 7,491 outstanding equity incentive units from former executive officers for approximately $0.4 million. The purchase price for unvested units was based upon the lower of cost or fair market value (determined by an independent appraisal) or the lower of cost or fair market value less a 25% discount, as set forth in the LLC Agreement. The purchase price for vested units was fair market value or fair market value less a 25% discount.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Refinancing Transactions
In January 2010, Vanguard’s Board of Directors authorized and Vanguard completed the repurchase of 446 shares held by certain former employees and 242,213 shares of outstanding common stock held by the remaining shareholders through privately negotiated transactions for $300.6 million as part of the Refinancing. Subsequent to the $300.6 million share repurchase, Vanguard completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the repurchase (other than the holders of the 446 shares) to the same level as that in effect immediately prior to the repurchase. As required by the 2004 Option Plan, Vanguard reduced the exercise price for each class of outstanding options by $400.47, the per share equivalent of the 242,213 share repurchase discussed above, in order to keep the potential ownership position of the option holders equitable subsequent to such share repurchases and common share stock split. The exercise price modification for option holders did not result in the recognition of additional compensation expense to Vanguard.
11. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of two components: net income (loss) attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity but are excluded from net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income (loss), net of taxes, for the years ended June 30, 2008, 2009 and 2010 (in millions).

	Year ended June 30,
	2008	2009	2010
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.7)	$28.6	$(49.2)
Change in fair value of interest rate swap	4.6	(11.5)	5.2
Change in unrealized holding losses on ARS	—	(4.1)	—
Change in income tax (expense) benefit	(1.8)	6.0	(2.6)
Termination of interest rate swap reclassification adjustment, net of taxes	—	—	1.7
Net income attributabe to non-controlling interests	3.0	3.2	2.9

Comprehensive income (loss)	$5.1	$22.2	$(42.0)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2009 and 2010 are as follows (in millions).

	June 30, 2009	June 30, 2010
Fair value of interest rate swap	$(6.9)	$—
Unrealized holding loss on investments in auction rate securities	(4.1)	(4.1)
Income tax benefit	4.2	1.6

Accumulated other comprehensive loss	$(6.8)	$(2.5)

12. STOCK BASED COMPENSATION
As previously discussed, Vanguard used the minimum value pricing model to determine stock compensation costs related to stock option grants prior to July 1, 2006. On July 1, 2006, Vanguard recorded stock compensation using the Black-Scholes-Merton model. During fiscal years 2008, 2009 and 2010, Vanguard incurred stock compensation of $2.5 million and $4.4 million and $4.2 million, respectively, related to grants under its 2004 Stock Incentive Plan.
2004 Stock Incentive Plan
After the Blackstone merger, Vanguard adopted the 2004 Stock Incentive Plan (“the 2004 Option Plan”). As of June 30, 2010, the 2004 Option Plan, as amended, allows for the issuance of up to 145,611 options to purchase common stock of Vanguard to its employees, members of its Board of Directors or other service providers of Vanguard or any of its affiliates. The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $2,599.53 per share or as determined by the Board. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the Plan Document. As of June 30, 2010, 113,133 options were outstanding under the 2004 Option Plan, as amended.
The following tables summarize options transactions during the year ended June 30, 2010.

	2004 Stock Incentive Plan
	# of	Wtd Avg
	Options	Exercise Price

Options outstanding at June 30, 2009	102,455	$1,242.57
Options granted	14,296	1,240.42
Options exercised	—	—
Options cancelled	(3,618)	1,266.38

Options outstanding at June 30, 2010	113,133	$1,241.53

Options available for grant at June 30, 2010	31,974	$1,334.61

Options exercisable at June 30, 2010	39,732	$1,557.55

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table provides information relating to the 2004 Option Plan during each period presented.

	Year ended June 30,
	2008	2009	2010

Weighted average fair value of options granted during each year	$408.6	$315.2	$342.3
Intrinsic value of options exercised during each year (in millions)	$0.1	$—	$—
Fair value of outstanding options that vested during each year (in millions)	$1.2	$1.6	$2.6
The following table sets forth certain information regarding vested options at June 30, 2010, options expected to vest subsequent to June 30, 2010 and total options expected to vest over the life of all options granted.

		Additional	Total
	Currently	Expected	Expected
	Vested	to Vest	to Vest

Number of options at June 30, 2010	39,732	54,697	94,429
Weighted average exercise price	$1,557.55	$1,052.36	$1,264.92
Aggregate compensation cost at June 30, 2010 (in millions)	$8.5	$18.8	$27.3
Weighted average remaining contractual term	5.7 years	7.2 years	6.7 years
13. DEFINED CONTRIBUTION PLAN
Effective June 1, 1998, Vanguard adopted its defined contribution employee benefit plan, the Vanguard 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.
The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after two years of service and continue vesting at 20% per year until fully vested. For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. Vanguard’s matching expense, including matching expense for discontinued operations, for the years ended June 30, 2008, 2009 and 2010 was approximately $14.5 million, $15.7 million and $17.7 million, respectively.
14. LEASES
Vanguard leases certain real estate properties and equipment under operating leases having various expiration dates. Future minimum operating lease payments under non-cancelable leases for each fiscal year presented below are approximately as follows (in millions).

Operating
Leases
2011	$30.1
2012	25.6
2013	21.8
2014	18.7
2015	14.7
Thereafter	30.7

$141.6

During the years ended June 30, 2008, 2009 and 2010, rent expense was approximately $41.0 million, $42.6 million and $43.8 million, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Professional and General Liability Insurance
Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. Vanguard maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention maintained through Vanguard’s captive insurance subsidiary and/or another of its subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010. In April 2009, a jury awarded damages to the plaintiff in a professional liability case against one of Vanguard’s hospitals in the amount of approximately $14.9 million, which exceeded Vanguard’s captive subsidiary’s $10.0 million self insured limit. Based upon this verdict, Vanguard increased its professional and general liability reserve for the year ended June 30, 2009, by the excess of the verdict amount over its previously established case reserve estimate and recorded a reinsurance receivable for that portion exceeding $10.0 million. Vanguard settled this claim and paid the settlement amount in March 2010 and received payment for its reinsurance receivable in June 2010.
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
Acquisitions
Vanguard has acquired and expects to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although Vanguard institutes policies designed to conform practices to its standards following the completion of its acquisitions, there can be no assurance that it will not become liable for past activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although Vanguard generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Employment-Related Agreements
Effective June 1, 1998, Vanguard executed employment agreements with three of its current senior executive officers. Vanguard executed an employment agreement with a fourth current senior executive officer on September 1, 1999. The employment agreements were amended on September 23, 2004 to extend the term of each employment agreement another 5 years and to provide that the Blackstone merger did not constitute a change of control, as defined in the agreements. From November 15, 2007 to December 31, 2008, Vanguard entered into written employment agreements with four other executive officers for terms expiring five years from the agreement date. The employment agreements will renew automatically for additional one-year periods, unless terminated by Vanguard or the executive officer. The employment agreements provide, among other things, for minimum salary levels, for participation in bonus plans, and for amounts to be paid as liquidated damages in the event of a change in control or termination by Vanguard without cause.
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
Guarantees
Physician Guarantees
In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. Vanguard records a liability at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of June 30, 2010, Vanguard had a net intangible asset of $5.5 million and a remaining liability of $2.6 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees as of June 30, 2010 was approximately $2.6 million.
Other Guarantees
As part of its contract with the AHCCCS, one of Vanguard’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of June 30, 2010, Vanguard maintained this performance guarantee in the form of $50.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million. These surety bonds expire on September 30, 2010.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
16. RELATED PARTY TRANSACTIONS
Pursuant to the Blackstone merger agreement, Vanguard entered into a transaction and monitoring fee agreement with Blackstone and Metalmark Subadvisor LLC (“Metalmark SA”), which is an affiliate of Metalmark Capital LLC, which has shared voting or investment power in Holdings’ units owned by the MSCP Funds. Under the terms of the agreement, Vanguard agreed to pay Blackstone an annual monitoring fee of $4.0 million and to pay Metalmark SA an annual monitoring fee of $1.2 million for the first five years and $0.6 million annually thereafter plus out of pocket expenses. The monitoring fee represents compensation to Blackstone and Metalmark SA for their advisory and consulting services with respect to financing transactions, strategic decisions, dispositions or acquisitions of assets and other Vanguard affairs from time to time. Blackstone also has the option under the agreement to elect at any time in anticipation of a change in control or initial public offering to require Vanguard to pay both Blackstone and Metalmark SA a lump sum monitoring fee, calculated as the net present value of future annual monitoring fees assuming a remaining ten-year payment period, in lieu of the remaining annual monitoring fee payments. If Blackstone chooses a lump sum payment, Metalmark SA is entitled to receive not less than 15% of the sum of the initial $20.0 million Blackstone transaction fee and the cumulative monitoring fees and lump sum monitoring fee paid to Blackstone less the cumulative aggregate monitoring fees paid to Metalmark SA to date. During fiscal 2008, Vanguard paid approximately $5.2 million and $1.2 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively. During the year ended 2009, Vanguard paid $4.0 million and $1.2 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively. During fiscal year 2010, Vanguard paid $4.4 million and $0.7 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively.
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
Effective July 1, 2008, Vanguard entered into an Employer Health Program Agreement with Equity Healthcare LLC (“Equity Healthcare”), which is an affiliate of Blackstone. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Equity Healthcare receives from Vanguard a fee of $2 per employee per month (“PEPM Fee”). As of June 30, 2010, Vanguard has approximately 12,350 employees enrolled in these health and welfare benefit plans.
17. SEGMENT INFORMATION
Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MHP, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, PHP, a Medicaid managed health plan operating in Arizona, and AAHP, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide unaudited condensed financial information by operating segment for the years ended June 30, 2008, 2009 and 2010, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2008
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$2,325.4	$—	$—	$2,325.4
Premium revenues	—	450.2	—	450.2
Inter-segment revenues	31.2	—	(31.2)	—

Total revenues	2,356.6	450.2	(31.2)	2,775.6

Salaries and benefits (excludes stock compensation)	1,127.7	16.0	—	1,143.7
Health plan claims expense (1)	—	328.2	—	328.2
Supplies	433.5	0.2	—	433.7
Provision for doubtful accounts	205.5	—	—	205.5
Other operating expenses-external	368.6	29.9	—	398.5
Operating expenses-intersegment	—	31.2	(31.2)	—

Total operating expenses	2,135.3	405.5	(31.2)	2,509.6

Segment EBITDA (2)	221.3	44.7	—	266.0
Less:
Interest, net	126.6	(4.5)	—	122.1
Depreciation and amortization	125.1	4.2	—	129.3
Equity method income	(0.7)	—	—	(0.7)
Stock compensation	2.5	—	—	2.5
Loss on disposal of assets	0.8	—	—	0.8
Monitoring fees and expenses	6.4	—	—	6.4

Income from continuing operations before income taxes	$(39.4)	$45.0	$—	$5.6

Segment assets	$2,400.8	$181.5	$—	$2,582.3

Capital expenditures	$119.2	$0.6	$—	$119.8

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2009
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$2,507.4	$—	$—	$2,507.4
Premium revenues	—	678.0	—	678.0
Inter-segment revenues	34.0	—	(34.0)	—

Total revenues	2,541.4	678.0	(34.0)	3,185.4

Salaries and benefits (excludes stock compensation)	1,198.8	30.6	—	1,229.4
Health plan claims expense (1)	—	525.6	—	525.6
Supplies	455.2	0.3	—	455.5
Provision for doubtful accounts	210.3	—	—	210.3
Other operating expenses-external	425.5	36.4	—	461.9
Operating expenses-intersegment	—	34.0	(34.0)	—

Total operating expenses	2,289.8	626.9	(34.0)	2,882.7

Segment EBITDA (2)	251.6	51.1	—	302.7
Less:
Interest, net	112.2	(0.6)	—	111.6
Depreciation and amortization	124.8	4.1	—	128.9
Equity method income	(0.8)	—	—	(0.8)
Stock compensation	4.4	—	—	4.4
Gain on disposal of assets	(2.3)	—	—	(2.3)
Monitoring fees and expenses	5.2	—	—	5.2
Realized loss on investments	0.6	—	—	0.6
Impairment loss	6.2	—	—	6.2

Income from continuing operations before income taxes	$1.3	$47.6	$—	$48.9

Segment assets	$2,480.8	$250.3	$—	$2,731.1

Capital expenditures	$130.3	$1.7	$—	$132.0

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$2,537.2	$—	$—	$2,537.2
Premium revenues	—	839.7	—	839.7
Inter-segment revenues	42.8	—	(42.8)	—

Total revenues	2,580.0	839.7	(42.8)	3,376.9

Salaries and benefits (excludes stock compensation)	1,257.9	34.1	—	1,292.0
Health plan claims expense (1)	—	665.8	—	665.8
Supplies	456.0	0.1	—	456.1
Provision for doubtful accounts	152.5	—	—	152.5
Other operating expenses-external	447.0	36.9	—	483.9
Operating expenses-intersegment	—	42.8	(42.8)	—

Total operating expenses	2,313.4	779.7	(42.8)	3,050.3

Segment EBITDA (2)	266.6	60.0	—	326.6
Less:
Interest, net	116.5	(1.0)	—	115.5
Depreciation and amortization	135.2	4.4	—	139.6
Equity method income	(0.9)	—	—	(0.9)
Stock compensation	4.2	—	—	4.2
Loss on disposal of assets	1.8	—	—	1.8
Monitoring fees and expenses	5.1	—	—	5.1
Acquisition related expenses	3.1	—	—	3.1
Debt extinguishment costs	73.5	—	—	73.5
Impairment loss	43.1			43.1

Income (loss) from continuing operations before income taxes	$(115.0)	$56.6	$—	$(58.4)

Segment assets	$2,503.6	$226.0	$—	$2,729.6

Capital expenditures	$154.8	$1.1	$—	$155.9

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
18. UNAUDITED QUARTERLY OPERATING RESULTS
The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2009 and 2010. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with Vanguard’s consolidated financial statements for the fiscal years ended June 30, 2009 and 2010. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions).

	September 30,	December 31,	March 31,	June 30,
	2008	2008	2009	2009
Total revenues	$715.4	$789.2	$854.3	$826.5
Net income	$1.9	$10.8	$16.4	$2.7
Net income attributable to Vanguard Health Systems, Inc. stockholders	$1.0	$10.1	$15.7	$1.8

	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010
Total revenues	$819.9	$840.5	$858.1	$858.4
Net income (loss)	$2.4	$(19.9)	$(32.4)	$3.6
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.5	$(20.7)	$(32.8)	$2.8
19. SUBSEQUENT EVENTS
On July 14, 2010, Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and Vanguard Holding Company II, Inc. (“VHS Holdco II Inc.” and, together with VHS Holdco II, the “Issuers”), subsidiaries of Vanguard, entered into a Second Supplemental Indenture among the Issuers, Vanguard, the other guarantors named therein and U.S. Bank National Association, as trustee (the “Supplemental Indenture”), under which the Issuers co-issued (the “New Senior Notes Offering”) $225.0 million aggregate principal amount of 8.0% Senior Notes due 2018 (the “New Senior Notes”), which are guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of VHS Holdco II. The New Senior Notes Offering was made under the Indenture governing the 8.0% Notes that were issued on January 29, 2010 as part of the Refinancing. The New Senior Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The proceeds from the New Senior Notes are intended to be used to finance, in part, Vanguard’s acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the foregoing. Should the DMC acquisition not be approved by the Michigan Attorney General, Vanguard will use these proceeds for general corporate purposes, including other acquisitions.
On August 1, 2010, Vanguard completed the purchase of Westlake Hospital and West Suburban Medical Center in the western suburbs of Chicago, Illinois from Resurrection Health Care. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 234-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than 10 miles from Vanguard’s MacNeal Hospital. As part of the purchase, Vanguard acquired substantially all of the assets and assumed certain liabilities of these hospitals for a total cash purchase price of approximately $45.0 million.
In early August 2010, Vanguard signed a definitive agreement to acquire Arizona Heart Institute (AHI), a leading provider of cardiovascular care and Arizona Heart Hospital (AHH), a 59-bed hospital located in Phoenix, Arizona. Through these agreements, Abrazo Health Care, a Phoenix-based subsidiary of Vanguard, will create a distributive cardiovascular network of community-based physicians with a flagship cardiovascular inpatient facility that will provide future opportunities to greatly expand cardiovascular services and patient base throughout the region. The purchase of AHI by Vanguard will occur through a section 363 sale, as part of a Chapter 11 reorganization plan since AHI filed in early August 2010 under the federal bankruptcy laws for a Chapter 11 reorganization of its business. A section 363 sale, so named because of the section of the Bankruptcy Code dealing with the procedure, allows the sale of all, or substantially all, of the filing company’s assets to the purchaser free and clear of any liens or encumbrances. Vanguard expects the AHI and AHH transactions to close during the second quarter of fiscal 2011. However, the closing of the AHI transaction could be delayed or not approved at all by the bankruptcy court.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2010.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes-Oxley Act of 2002 was permanently removed for non-accelerated filers like the Company pursuant to the provisions of Section 989G(a) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted into federal law in July 2010.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting during our fiscal quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Our board of directors consists of five members, three of whom were nominated by Blackstone, one of whom was nominated by Morgan Stanley Capital Partners, together with its affiliates (collectively, “MSCP”), and one of whom is our chief executive officer (and, if our chief executive officer is not Charles N. Martin, Jr., such other person designated by members of senior management who hold membership units of Holdings). Blackstone has the right to increase the size of Vanguard’s board from five to nine members, with two additional directors to be designated by Blackstone and two additional directors to be independent persons identified by our chief executive officer and acceptable to Blackstone. MSCP and senior management will each continue to be entitled to nominate and elect one director unless and until the earlier of (1) such time as such group ceases to own a number of shares of our common stock and Holdings units that is no less than 50.0% of the number of Class A units in Holdings owned on September 23, 2004; and (2) such time as Blackstone’s ownership percentage in Vanguard (factoring in both direct ownership and ownership through Holdings) is less than 10%. Holdings acquired Vanguard pursuant to a merger (the “Merger”) on September 23, 2004.
The table below presents information with respect to the members of our board of directors and our executive officers and their ages as of as of August 15, 2010.

Name	Age	Position
Charles N. Martin, Jr.	67	Chairman of the Board & Chief Executive Officer; Director
Kent H. Wallace	55	President & Chief Operating Officer
Keith B. Pitts	52	Vice Chairman
Mark R. Montoney, MD	53	Executive Vice President & Chief Medical Officer
Joseph D. Moore	63	Executive Vice President
Bradley A. Perkins, MD	51	Executive Vice President-Strategy and Innovation & Chief Transformation Officer
Phillip W. Roe	49	Executive Vice President, Chief Financial Officer & Treasurer
Ronald P. Soltman	64	Executive Vice President, General Counsel & Secretary
Dan F. Ausman	55	Senior Vice President-Operations
Reginald M. Ballantyne III	66	Senior Vice President-Market Strategy & Government Affairs
Bruce F. Chafin	54	Senior Vice President-Compliance & Ethics
Paul T. Dorsa	53	Senior Vice President-Development
Larry Fultz	55	Senior Vice President-Human Resources
Joseph J. Mullany	45	Senior Vice President-Operations
Harold H. Pilgrim III	49	Senior Vice President & Chief Development Officer
Graham Reeve	46	Senior Vice President-Operations
James H. Spalding	51	Senior Vice President, Assistant General Counsel & Assistant Secretary
Jana S. Stonestreet	57	Senior Vice President & Chief Nursing Executive
Alan G. Thomas	56	Senior Vice President-Operations Finance
Thomas M. Ways	60	Senior Vice President-Managed Care
Gary D. Willis	45	Senior Vice President, Controller & Chief Accounting Officer
Deanna L. Wise	41	Senior Vice President & Chief Information Officer
Michael A. Dal Bello	39	Director
M. Fazle Husain	46	Director
James A. Quella	60	Director
Neil P. Simpkins	44	Director
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

Kent H. Wallace has served as Vanguard’s President & Chief Operating Officer since September 2005. Prior thereto he was a Senior Vice President — Operations of Vanguard from February 2003 until September 2005. Prior thereto from July 2001 to December 2002 he was Regional Vice President of Province Healthcare Company of Brentwood, Tennessee, an owner and operator of 20 non-urban, acute care hospitals in 13 states of the United States. During this time Mr. Wallace had managerial responsibility for seven of these hospitals. From June 1999 until June 2001 Mr. Wallace was President and Chief Executive Officer of Custom Curb, Inc. of Chattanooga, Tennessee, a family owned company which manufactured roof accessories. Prior thereto from January 1997 until May 1999 Mr. Wallace was a Vice President — Acquisitions and Development of Tenet Healthcare Corporation of Dallas, Texas, a hospital management company (“Tenet”).
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
Mark R. Montoney, MD has been Vanguard’s Executive Vice President & Chief Medical Officer since December 2008. Prior to his employment with Vanguard, from July 2005 to December 2008 Dr. Montoney was System Vice President and Chief Medical Officer of OhioHealth Corporation, a not-for-profit regional hospital management company headquartered in Columbus, Ohio, which operates 8 hospitals, over 20 health and surgery centers, and has affiliation agreements with 9 hospitals, within a 40-county area in central Ohio. Prior thereto, from July 2000 to July 2005, Dr. Montoney was Vice President — Quality & Clinical Support, of Riverside Methodist Hospital, a 985-bed tertiary care hospital in Columbus, Ohio.
Joseph D. Moore has served as an Executive Vice President of Vanguard since November 2007. He served as Executive Vice President, Chief Financial Officer and Treasurer of Vanguard from July 1997 until November 2007 and was a director of Vanguard from July 1997 until September 2004. From February 1994 to April 1997, he was Senior Vice President — Development of Columbia/HCA Healthcare Corporation (“Columbia”), a hospital management company. Mr. Moore first joined Hospital Corporation of America (a predecessor of Columbia) in April 1970, rising to Senior Vice President — Finance and Development in January 1993.
Bradley A. Perkins, MD has been Executive Vice President — Strategy and Innovation & Chief Transformation Officer of Vanguard since July 2009. Prior to his employment with Vanguard, Dr. Perkins held various positions with the Centers for Disease Control & Prevention (“CDC”) from July 1989 to June 2009, including Chief Strategy & Innovation Officer and Chief, Office of Strategy & Innovation from December 2005 to June 2009, and Deputy Director, Office of Strategy & Innovation, from May 2004 to December 2005.
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
Dan F. Ausman has served as a Senior Vice President — Operations of Vanguard since February 2006. Prior thereto from May 2005 to February 2006 he was Vice President — Operations of Vanguard. From 1998 to April 2005 Mr. Ausman was the President & Chief Executive Officer of Irvine Regional Hospital and Medical Center, a 176-bed acute care hospital in Irvine, CA which is owned by an affiliate of Tenet.

Reginald M. Ballantyne III joined Vanguard in May 2001 and has served as Senior Vice President - Market Strategy & Government Affairs of Vanguard since January 2002. From 1984 to 2001, he served as President and CEO of PMH Health Resources, Inc. (“PMH”), an Arizona based multi-unit healthcare system. In February 2001, PMH filed a Chapter 11 proceeding in order to implement the sale of the business and assets of PMH to Vanguard. Prior to 1984, Mr. Ballantyne served as President of Phoenix Memorial Hospital in Phoenix, Arizona. Mr. Ballantyne served as Chairman of the American Hospital Association (“AHA”) in 1997 and as Speaker of the AHA House of Delegates in 1998. He is a Fellow of the American College of Healthcare Executives (“ACHE”) and a recipient of the ACHE Gold Medal Award for Management Excellence. Mr. Ballantyne also served as a member of the national Board of Commissioners for the Joint Commission on Accreditation of Healthcare Organizations and as Chairman of the AHA Committee of Commissioners from 1992 until 1995. Mr. Ballantyne was recently elected Chairman of the Arizona Chamber of Commerce and Industry. He has previously served as a director of Superior Consultant Holdings Corporation and is currently a director of several privately held companies.
Bruce F. Chafin has served as Senior Vice President — Compliance & Ethics of Vanguard since July 1997. Prior thereto, from April 1995 to January 1997, he served as Vice President — Compliance & Ethics of OrNda.
Paul T. Dorsa has served Senior Vice President — Development of Vanguard since September 2008. Prior to his employment with Vanguard, from May 2004 to September 2008 he was the Vice President — Mergers & Acquisition of DaVita Inc., an El Segundo, California-based provider of dialysis services and education for patients with chronic kidney failure and end stage renal disease, managing in the United States more than 1,000 outpatient facilities and acute units in more than 700 hospitals.
Larry Fultz has served as Senior Vice President — Human Resources of Vanguard since February 2009. Prior to his employment with Vanguard, from October 2007 to January 2009 he was Executive Vice President — Human Resources of the Victoria Secret Brand division of Limited Brands, Inc., headquartered in Columbus, Ohio. The Victoria Secret Brand division sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret brand name through retail stores, its website and its catalogue. Prior thereto from April 2006 to October 2007, Mr. Fultz was Executive Vice President — Human Resources of the Victoria Secret retail store division of Limited Brands, Inc. Prior to joining Victoria Secret, from September 2000 to April 2006 Mr. Fultz was Vice President — Human Resources of Cintas Corporation, headquartered in Cincinnati, Ohio. Cintas designs, manufactures and implements corporate identity uniform programs, and provides entrance mats, restroom supplies, promotional products, first aid, safety, fire protection products and services and document management services for other businesses.
Joseph J. Mullany has served as a Senior Vice President — Operations of Vanguard since September 2005. Prior thereto from October 2002 to August 2005 he was a Regional Vice President of Essent Healthcare, Inc. of Nashville, TN, an investor-owned hospital management company, responsible for its New England Division. Prior thereto from October 1998 to October 2002 Mr. Mullany was a Division Vice President of Health Management Associates, Inc. of Naples, Florida, an investor-owned hospital management company, responsible for its Mississippi Division.
Harold H. Pilgrim III has served as the Senior Vice President & Chief Development Officer of Vanguard since July 2009. Prior thereto from September 2005 to June 2009 he was a Senior Vice President — Operations of Vanguard. From February 2003 to September 2005 he was Vice President - Business Development of Vanguard, responsible for development for Vanguard’s Texas operations. Prior thereto from November 2001 to January 2003 Mr. Pilgrim was Vanguard’s Vice President — Investor Relations, and during that period he was also involved in Vanguard’s acquisitions and development activities.
Graham Reeve has served as a Senior Vice President — Operations of Vanguard since July 2009. Prior thereto from April 2009 to June 2009 he was Vice President and Chief Operating Officer of Vanguard’s Texas operations. From December 2005 to April 2009 he was President and Chief Executive Officer of Vanguard’s St. Luke’s Baptist Hospital in San Antonio, Texas. Prior thereto from September 2003 to November 2005 he was Vice President — Ambulatory Services of Vanguard’s Texas operations. Prior to joining Vanguard, Mr. Reeve was employed by HealthSouth Corporation, a Birmingham, Alabama-based owner of rehabilitation and surgery hospitals and rehabilitation and surgery outpatient centers, holding various positions from December 1995 through August 2003, with his last position being Vice President — Surgical Operations for HealthSouth’s southwestern surgery hospitals and surgery centers.
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

Alan G. Thomas has been Senior Vice President — Operations Finance of Vanguard since July 1997. Prior thereto, Mr. Thomas was Senior Vice President — Hospital Financial Operations of OrNda from April 1995 until January 1997. Prior thereto he was Vice President — Reimbursement and Revenue Enhancement of OrNda from June 1994 until April 1995.
Thomas M. Ways has served as Senior Vice President — Managed Care of Vanguard since March 1998. Prior thereto from February 1997 to February 1998, he was Chief Executive Officer of MSO/Physician Practice Development for the Southern California Region of Tenet. Prior thereto from August 1994 to January 1997, he was Vice President — Physician Integration of OrNda.
Gary D. Willis has served as Senior Vice President, Controller and Chief Accounting Officer of Vanguard since May 2008. From February 2006 to May 2008, he was Senior Vice President and Chief Accounting Officer of LifePoint Hospitals (“LifePoint”), a hospital management company based in Brentwood, Tennessee. From December 2002 to February 2006, he was Vice President and Controller of LifePoint.
Deanna L. Wise has served as Senior Vice President and Chief Information Officer of Vanguard since November 2006. Prior thereto from August 2004 to October 2006 she was the Chief Information Officer of Vanguard’s operating region managing its Phoenix-area healthcare facilities. From November 2002 until August 2004 she was chief information officer of the Maricopa Integrated Health System in Phoenix, Arizona, which was a county integrated healthcare system including an acute care hospital, health clinics and health plans. Prior thereto, from October 1997 to November 2002 she was the director of applications of Ascension Health — Central Indiana Health System in Indianapolis, Indiana, a regional healthcare management organization supervising the operations of twelve acute care hospitals.
Michael A. Dal Bello became a member of Vanguard’s board of directors on September 23, 2004. Mr. Dal Bello is a Managing Director in the Private Equity Group of Blackstone and has been with the firm since 2002. While at Blackstone, Mr. Dal Bello has been actively involved in Blackstone’s healthcare investment activities. Prior to joining Blackstone, Mr. Dal Bello received an M.B.A. from Harvard Business School in 2002. Mr. Dal Bello worked at Hellman & Friedman LLC from 1998 to 2000 and prior thereto at Bain & Company. He currently serves, or since July 1, 2005 has served, on the board of representatives or directors of Apria Healthcare Group Inc., Alliant Holdings I, Inc., Team Health Holdings, Inc., Team Finance LLC, Biomet, Inc., Global Tower Partners, Catalent Pharma Solutions, Inc. and Sithe Global.
M. Fazle Husain became a member of Vanguard’s board of directors on November 7, 2007. Mr. Husain is a Managing Director of Metalmark Capital, the private equity division of Citigroup Alternative Investments. Prior to joining Metalmark, Mr. Husain was with Morgan Stanley & Co. for 18 years, where he was a Managing Director in the private equity and venture capital investment business. Mr. Husain currently serves, or since July 1, 2005 has served, on the board of directors of SouthernCare, Inc., National Healing Corporation, Cross Country Health Care, Inc., Allscripts Healthcare Solutions Inc., the Medicines Company and Healthstream Inc.
James A. Quella became a member of Vanguard’s board of directors on September 11, 2007. Mr. Quella is a Senior Managing Director and Senior Operating Partner in the Private Equity Group at Blackstone. Prior to joining Blackstone in 2004, Mr. Quella was a Managing Director and Senior Operating Partner with DLJ Merchant Banking Partners-CSFB Private Equity from June 2000 to February 2004. Prior to that, Mr. Quella worked at Mercer Management Consulting and Strategic Planning Associates, its predecessor firm, from September 1981 to January 2000 where he served as a Senior Consultant to chief executive officers and senior management teams, and was Co-Vice Chairman with shared responsibility for overall management of the firm. Mr. Quella currently serves, or since July 1, 2005 has served, as a director of Allied Waste Industries, Inc., Houghton-Mifflin, Celanese Corporation, Graham Packaging Holdings Company, Intelenet Global Services, The Nielsen Company, Michaels Stores, Inc., Freescale Semiconductor, Inc. and Catalent Pharma Solutions, Inc.
Neil P. Simpkins became a member of Vanguard’s board of directors on September 23, 2004. Mr. Simpkins has served as a Senior Managing Director in the Private Equity Group of Blackstone since December 1999. From 1993 until the time he joined Blackstone, Mr. Simpkins was a Principal at Bain Capital. Prior to joining Bain Capital, Mr. Simpkins was a consultant at Bain & Company in London and the Asia Pacific region. He currently serves, or since July 1, 2005 has served, as Chairman of the board of directors of TRW Automotive Holdings Corp., as a member of the board of representatives of Team Finance LLC and as a member of the board of directors of Apria Healthcare Group Inc., Summit Materials, LLC and Team Health Holdings, Inc.
There are no family relationships between any director, executive officer, or person nominated or chosen to become a director or executive officer.

Composition of the Board of Directors
General
The board of directors of Vanguard consists of five members, three of whom were designated by Blackstone, one of whom was designated by MSCP and one of whom is our chief executive officer (and, if our chief executive officer is not Charles N. Martin, Jr., such other person designated by our senior management investors). Blackstone has the right to increase the size of Vanguard’s board from five to nine members, with two additional directors to be designated by Blackstone and two additional directors to be independent persons identified by our chief executive officer and acceptable to Blackstone. MSCP and, subject to the conditions above, senior management, will each continue to be entitled to designate one director unless and until the respective group ceases to own at least 50.0% of the Class A membership units in VHS Holdings LLC (“Holdings”) owned on September 23, 2004. Holdings acquired Vanguard pursuant to a merger on September 23, 2004 (the “Merger”). The legal right to make these designations to constitute the entire board of directors of Vanguard is set forth in the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated as of September 23, 2004 (the “Operating Agreement”).
Since these board of directors designations were made by our principal stockholders pursuant to the Operating Agreement rather than nominations determined by our board of directors, we are unaware of the specific experience, qualifications, attributes or skills that led to each stockholder’s conclusion that, in light of our business and structure, each of the persons so designated should serve as one of our directors. However, we note that (1) each of the three persons designated by Blackstone to be one of our directors is either a Senior Managing Director (Messrs. Quella and Simpkins) or a Managing Director (Mr. Dal Bello) in Blackstone’s Private Equity Group, with each having at least five years of employment with Blackstone’s private equity business and over ten years of experience in the private equity industry; (2) the person designated by MSCP (Mr. Husain) to be one of our directors is a Managing Director of Metalmark Capital, a private equity entity, which manages the MSCP funds owning shares in us, with Mr. Husain having over 20 years experience in the private equity and venture capital investment business; and (3) the person designated by our senior management investors (Mr. Martin) to be one of our directors has been our chairman and chief executive officer since we were founded in 1997, and prior thereto was chairman, president and chief execute officer of OrNda, a hospital management company, from 1992 to 1997 and president and chief operating officer of HealthTrust, Inc., a hospital management company, from 1987 to 1991.
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
Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which has been posted on our Internet website at www.vanguardhealth.com/pdfs/codeofbusinessconductandethics.pdf. Our Code of Business Conduct and Ethics is a “code of ethics”, as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our code of ethics on our Internet website.
Compensation Committee Interlocks and Insider Participation
During fiscal 2010, we had no compensation committee of our board of directors. Charles N. Martin, Jr., one of our named executive officers, participated in deliberations of our board of directors concerning executive officer compensation during fiscal 2010. Also, during fiscal 2010, Keith B. Pitts, one of our named executive officers, served on the board of directors of SouthernCare, Inc., one of whose executive officers, Michael J. Parsons, served on our board of directors during a portion of fiscal 2010. Both our board of directors and the board of directors of SouthernCare, Inc. act as the compensation committees for each such entity, each such entity having no such standing compensation committee or other committee performing similar function. In November 2009 Mr. Parsons informed us that he declined to stand for re-election to our board of directors and, as a result, Mr. Parsons left our board of directors, effective November 3, 2009.

Director Compensation
During fiscal 2010, our directors who are either our employees or affiliated with our private equity Sponsors did not receive any fees or other compensation for their services as our directors. We reimburse all of our directors for travel expenses and other out-of-pocket costs incurred in connection with attendance at meetings of the board.
As described in the table below, during fiscal 2010, Michael J. Parsons, a director for a portion of the year who was not our employee or an affiliate of our Sponsors, received our current standardized director compensation plan for our independent directors of $20,500 for the portion of the year he served on the board.
The following table summarizes all compensation for our non-employee directors (other than our Sponsor-affiliated directors) for our fiscal year ended June 30, 2010.

Change in
pension value
	Fees				and nonqualified
	earned			Non-equity	deferred	All
	or paid	Stock	Option	incentive plan	compensation	other
Name	in cash ($)	awards	awards	compensation ($)	earnings	compensation	Total

Michael J. Parsons	20,500	—	—	—	—	—	20,500

(1)	The director compensation in the above table reflects the annual cash retainer paid by us to any independent, non-employee director of $60,000 per year, with the $20,500 representing the portion of the fiscal year that this director served on our board. The employee director and the Sponsor-affiliated directors receive no additional compensation for serving on our board and, as a result, are not listed in the table above.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Overview
This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2009 to: Charles N. Martin, Jr., our Chief Executive Officer (principal executive officer); Phillip W. Roe, our Chief Financial Officer (principal financial officer); and three other executive officers who were our three other most highly compensated executive officers in fiscal year 2010, as follows: Keith B. Pitts, our Vice Chairman; Kent H. Wallace, our President and Chief Operating Officer; Bradley A. Perkins, MD, our Executive Vice President-Strategy & Innovation & Chief Transformation Officer; and Mark R. Montoney, MD, our Executive Vice President & Chief Medical Officer. We refer to these six executive officers as our “named executive officers.”
On September 23, 2004, we were acquired in the Merger by private equity investment funds associated with Blackstone, which invested $494.4 million in our equity for a 66% equity interest. Private equity funds associated with our former equity sponsor, MSCP, retained a 17.3% equity interest in us by reinvesting $130.0 million in our equity. In addition, 12 of our 23 executive officers at the time of the Merger retained an 11.4% equity interest in us by reinvesting $85.7 million in us (such $85.7 million is exclusive of amounts invested by our executive officers in Holdings’ Class B, C and D units, as discussed below). As a result of the Merger, we are privately held and controlled by private equity funds associated with Blackstone and MSCP (the “Sponsors”) with a board of directors made up of five representatives of the Sponsors and our Chief Executive Officer. As discussed in more detail below, various aspects of named executive officer compensation were negotiated and determined at the time of the Merger.
As a privately-owned company with a relatively small board of directors, our entire board of directors has historically acted as our Compensation Committee (hereinafter referred to either as the “Committee”, the “Compensation Committee” or the “board of directors”). Our executive compensation program is overseen and administered by the Compensation Committee. The Compensation Committee operates somewhat informally without a written charter and has responsibility for discharging the responsibilities of the board of directors relating to the compensation of our executive officers and related duties. As a member of the Compensation Committee, our Chief Executive Officer presents cash, equity and benefits compensation recommendations to the Compensation Committee for its consideration and approval. The Compensation Committee reviews these proposals and makes all final compensation decisions for executive officers by exercising its discretion in accepting, modifying or rejecting any such recommendations.
Philosophy of Executive Compensation Program
The overall aim of our executive compensation program is to promote our strategic business initiatives, financial performance objectives and the creation and maintenance of equity value. The following are the principal objectives in the design of our executive compensation program:
•	Attract, retain, and motivate superior management talent critical to our long-term success with compensation that is competitive within the marketplace;
•	Maintain a reasonable balance among base salary, annual cash incentive payments and long-term equity-based incentive compensation and other benefits;
•	Ensure that compensation levels reflect the internal value and future potential of each executive and the achievement of outstanding individual results;
•	Link executive compensation to the creation and maintenance of long-term equity value;
•	Promote equity ownership by executives to align their interests with the interests of our equity holders; and
•	Ensure that incentive compensation is linked to the achievement of specific financial and strategic objectives, which are established in advance and approved by the compensation committee.

To meet these objectives, our executive compensation program balances short-term and long-term performance goals and mixes fixed and at-risk compensation that is directly related to stockholder value and overall performance.
Compensation Determination Process
Our board of directors has historically made all determinations regarding the compensation for our executive officers.
During our fiscal year ended June 30, 2010, the board of directors did not retain the services of any external compensation consultant. Our Chief Executive Officer, Charles N. Martin, Jr., as a member of the board of directors, presented his compensation recommendations to the full board of directors on all executive compensation matters other than with respect to his own compensation and participated in discussions and deliberations of the board of directors when executive compensation matters were discussed. Although other named executive officers also attended the board meetings when executive compensation matters were discussed and participated in such board discussions, they would do so only if and when required by the board of directors and such attendance has been rare in recent years. Any deliberations and decisions by the board of directors regarding compensation for Mr. Martin or other named executive officers took place while the board was is in executive session without such persons in attendance.
We believe that compensation to our executive officers should be aligned closely with our short-term and long-term financial performance goals. As a result, a portion of executive compensation will be “at risk” and will be tied to the attainment of previously established financial goals. However, we also believe that it is prudent to provide competitive base salaries and benefits to attract and retain superior talent in order to achieve our strategic objectives.
We believe that compensation to our executive officers should be aligned closely with our short-term and long-term financial performance goals. As a result, a portion of executive compensation will be “at risk” and will be tied to the attainment of previously established financial goals. However, we also believe that it is prudent to provide competitive base salaries and benefits to attract and retain superior talent in order to achieve our strategic objectives.
Elements of Our Executive Compensation Program
In fiscal year 2010, the principal elements of our compensation for our executive officers, including our named executive officers were:
•	Base salaries;
•	Annual cash incentive opportunities;
•	Long-term equity-based incentives; and
•	Benefits and executive perquisites.
Each of these elements is discussed in further detail below.
Base Salaries
Annual base salaries reflect the fixed component of the compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility with us. The Committee believes that base salaries must be competitive based upon the scope of responsibilities and market compensation of similar executives but that a substantial portion of compensation should also be reserved for other compensation elements that are directly related to company performance. To determine market levels of base salary compensation, our Human Resources Department typically provides our Chief Executive Officer and the Committee with market data from the U.S. healthcare provider industry which it obtained in our fiscal year ended 2009 (which is the last time it was done as of the date of this report) from the following information sources: Mercer; Sullivan, Cotter & Associates; Salary.com; and Management Performance International, Inc. All of such market data was broad-based (e.g., the Mercer data came from 130 hospitals and healthcare systems, for-profit as well as non-profit) and was used only to assist the Chief Executive Officer and the Committee to obtain a general understanding of current base salary levels in comparable executive positions. Thus, the Committee did no benchmarking against a peer group of companies in establishing base salaries in our fiscal year 2009 (which is the last time it was done). Other factors such as internal equity and comparability are also considered when establishing a base salary for a given executive. The Committee also utilizes the experience, market knowledge and insight of its members in evaluating the competitiveness of current salary levels. Our Human Resources Department is also a resource for such additional information as needed by our Chief Executive Officer or by the Committee.

Generally, base salaries of all executive officers, including the named executive officers, are reviewed and adjusted by the Committee once per year based upon the recommendations of our Chief Executive Officer (except he makes no recommendation as to his own salary). In turn, our Chief Executive Officer bases his recommendations upon his assessment of each executive’s performance, our overall budgetary guidelines and market data provided to him by our Human Resources Department. In previous fiscal years, the annual salary review for executive officers (including the named executive officers) was done effective January 1 of each year. However, in our fiscal year ended June 30, 2009, the annual salary review was done effective April 1, 2009, and the next salary review was then expected to occur effective July 1, 2010, with future yearly reviews currently planned to remain at July 1 of each year (which is the first day of our fiscal year). As a result, our executive officer raises in our fiscal year ended June 30, 2009 (which is the last time it was done), including those of the named executive officers, were increased by additional amounts to reflect the 15-month salary review cycle. Due to budgeting constraints our Chief Executive Officer made no recommendations to the Committee for salary increases during our fiscal year ended June 30, 2010, or effective July 1, 2010, as originally anticipated. It is not clear when the Committee will next make an annual salary review for our executive officers. In addition to the annual salary review, based upon the recommendations of our Chief Executive Officer, the Committee may also adjust base salaries at other times during the year in connection with promotions, increased responsibilities or to maintain competitiveness in the market.
In our fiscal year ended June 30, 2010, the base salaries of our executive officers, including our named executive officers, were not increased. The annual base salary rates of our named executive officers, as of June 30, 2010, were as follows: Mr. Martin: $1,098,079; Mr. Roe: $525,000; Mr. Pitts: $685,000; Mr. Wallace: $685,000; Dr. Perkins: $675,000 and Dr. Montoney: $522,750. The salary for each named executive officer for our fiscal year ended June 30, 2010, is reported in the Summary Compensation Table below.
Annual Cash Incentive Compensation
Annual Incentive Plan
Annual cash incentive awards are available to our named executive officers, as well as to our other executive officers, under the Vanguard Health Systems, Inc. 2001 Annual Incentive Plan (the “Annual Incentive Plan”). The Annual Incentive Plan is designed to align our executives’ short-term cash compensation opportunities with our annual financial and operational goals and the growth objectives of our stockholders and to motivate our executives’ annual performance.
Under the Annual Incentive Plan, the Committee establishes specific earnings-related or operations-related goals for all of our executive officers, including our named executive officers, for the fiscal year based upon the recommendations of our Chief Executive Officer. The executive officers are eligible to receive a cash award or awards based primarily on the extent to which we meet our overall pre-established earnings and/or cash flow and/or other operations-related goals. Typically, in recent years the goals for all executive officers have been company-wide, except for the three executive officers who are based in our operating regions. The Committee determines one or more target awards for each executive officer, designates an overall performance level or levels required to earn each target award and may also determine threshold performance levels at which minimum awards are earned and performance levels that result in maximum awards to be paid. Target awards may vary among executives based on competitive market practices for comparable positions, their decision-making authority and their ability to affect financial and operational performance. In addition to performance-related awards, the Committee may make and pay out discretionary cash awards at any time. The Committee has the discretion to adjust the annual performance targets during the year in the event of acquisitions and divestitures, restructured or discontinued operations, or other extraordinary or unusual events occurring during the year. The Committee evaluates the allocation factors within the Annual Incentive Plan on an annual basis and has the flexibility to adjust the structure including allocation percentages as needed in order to better align the incentives under the Annual Incentive Plan.

For fiscal 2010, the Annual Incentive Plan target awards for our named executive officers were 50% based upon our company achieving a consolidated Adjusted EBITDA performance level goal of $332,898,501 and 50% based upon our company achieving a consolidated free cash flow performance level goal of $183,129,265. The Committee set threshold and maximum awards for the named executive officers for fiscal 2010 under the Annual Incentive Plan. For the named executive officers, threshold awards of an aggregate of 10% of the target awards were payable upon reaching 91% of the Adjusted EBITDA goal and 91% of the free cash flow goal, with increased awards of 20% to 90% of the target awards payable upon our company reaching 92% to 99% of the Adjusted EBITDA goal and the free cash flow goal. For the named executive officers maximum awards of an aggregate of 150% of the target awards were payable upon reaching 110% of the Adjusted EBITDA goal and 110% of the free cash flow goal, with increased awards of 105% to 145% of the target awards payable upon our company reaching 101% to 109% of the Adjusted EBITDA goal and the free cash flow goal.
Under the Annual Incentive Plan, the target percentages of base salary set for fiscal 2010 and the threshold, target and maximum payments for each of the named executive officers for fiscal 2010 were as follows:

	Charles N.	Phillip W.	Keith B.	Kent H.	Bradley A.	Mark R.
Percentage of Base Salary	Martin, Jr.	Roe	Pitts	Wallace	Perkins	Montoney

Target	100%	70%	90%	90%	90%	70%
Threshold	10%	7%	9%	9%	9%	7%
Maximum	150%	105%	135%	135%	135%	105%

Financial Weightings

Adjusted EBITDA(1)	50%	50%	50%	50%	50%	50%
Free cash flow(2)	50%	50%	50%	50%	50%	50%

(1)	Adjusted EBITDA is defined by us as income (loss) before interest expense (net of interest income), income taxes, depreciation and amortization, non-controlling interests, gain or loss on the disposal of assets, equity method income, stock compensation, monitoring fees and expenses, realized holding loss on investments, debt extinguishment costs, acquisition related expenses, impairment loss and discontinued operations, net of taxes. Monitoring fees and expenses represent fees and reimbursed expenses paid to affiliates of The Blackstone Group and Metalmark Subadvisor LLC for advisory and oversight services.

(2)	Free cash flow is defined by us as Adjusted EBITDA minus capital expenditures except those construction projects which we are allowed to exclude from our covenant limiting our annual capital expenditures found in our principal credit facility.
All of our named executive officers earned 90% of their target awards with respect to the adjusted EBITDA performance goal under our Annual Incentive Plan for fiscal 2010 and 145% of their target awards with respect to the free cash flow performance goal under the Plan for fiscal 2010. These awards were approved by the Committee and will be paid to our named executive officers prior to September 30, 2010 in the individual amounts set forth in the column of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation”, except that the amounts earned in excess of 100% of the target awards are payable as follows: 1/3 in September 2010; 1/3 in September 2011; and 1/3 in September 2012.
The Committee has historically attempted to maintain consistency year over year with respect to the difficulty of achieving the financial performance goals under our Annual Incentive Plan. The financial performance goals used by the Committee in recent years (and in our fiscal year 2010, as set forth above) for the annual incentive awards for most of our executive officers (Adjusted EBITDA and free cash flow) are identical to or derived from our consolidated annual Adjusted EBITDA and capital expenditures budgets approved at the beginning of each fiscal year by our board of directors. Our consolidated annual Adjusted EBITDA budget, and, thus, the annual Adjusted EBITDA financial target, typically increases each year to promote continuous growth consistent with our business plan. Despite these increases, the financial performance targets are designed to be realistic and attainable though slightly aggressive, requiring in each fiscal year strong performance and execution that in our view provides an annual incentive firmly aligned with stockholder interests. This balance is reflected in the fact that none of our named executive officers earned any awards under the Annual Incentive Plan for fiscal year 2007 when our Company’s financial performance was not strong, but they did earn their full target awards under the Annual Incentive Plan for fiscal years 2008 and 2009 when our Company’s financial performance was much stronger and they earned 90% of their Adjusted EBITDA target awards and all of their free cash flow target awards for fiscal year 2010 when our Company’s performance was reasonably strong.

Long Term Incentive Plan
On August 18, 2009, our board of directors approved for all of our executive officers a new long term cash incentive compensation plan called the “Vanguard Health Systems, Inc. 2009 Long Term Incentive Plan” (the “Long Term Plan”). The Long Term Plan was designed to secure the continuity and retention of our executive officers by paying them additional cash incentive compensation on a long term basis for meeting our annual financial and operational goals and the growth objectives of our stockholders and to further motivate them both as to annual and long-term performance. The Long Term Plan supplements our Annual Incentive Plan which provides our executive officers with an opportunity to earn cash incentive compensation payable all, or substantially all, on a short term basis.
In conformity with the provisions of the Long Term Plan, starting in our fiscal year ended June 30, 2010 our board of directors established a specific earnings-related or operations-related goal or goals for all of our executive officers. The executive officers will be eligible to receive a cash award or awards based primarily on the extent to which we meet our pre-established earnings and/or other operations-related goals. However, under the Long Term Plan the cash incentive compensation payable to the executive officers for meeting their goals and earning their awards will be payable to them, without any interest, on a long term basis, in a lump sum typically a few years after the measuring period is over or in installments over a few years (the “payment date” or “payment dates”). The board of directors will determine one or more target awards for each executive officer, designate a performance level or levels for Vanguard which is required to earn each target award and may also determine threshold performance levels at which minimum awards are earned and performance levels that result in maximum awards to be paid. Target awards may vary among executives based on competitive market practices for comparable positions, their decision-making authority and their ability to affect financial and operational performance. In addition to performance-related awards, the board of directors may also make discretionary awards at any time under the Long Term Plan. If an officer’s employment terminates before any payment date, the officer will forfeit any award due on any payment date or dates which should occur after his termination date (except where both a change of control of Vanguard has occurred and the officer was terminated subsequent to the change of control without cause).
Also, the board of directors has the discretion to adjust the annual performance targets during the year in the event of acquisitions and divestitures, restructured or discontinued operations, or other extraordinary or unusual issues occurring during the year. The board of directors will evaluate the allocation factors within the Long Term Plan on an annual basis and has the flexibility to adjust the structure including allocation percentages as needed in order to better align the incentives under the Long Term Plan.
For fiscal 2010 the board of directors set target awards for our executive officers under the Long Term Plan based solely on Vanguard achieving a consolidated Adjusted EBITDA performance level goal of $338,252,216. Target award levels for our executive officers ranged from 30% to 50% of their base salaries. These target award levels were 50% for our Chairman and Chief Executive Officer (Charles N. Martin, Jr.); 35% for our Chief Financial Officer (Phillip W. Roe); 45% for the following other named executive officers: our Vice Chairman (Keith B. Pitts); our President and Chief Operating Officer (Kent H. Wallace); our Chief Transformation Officer (Bradley A. Perkins, MD); and 35% for our Chief Medical Officer (Mark R. Montoney, MD). The board of directors also set maximum awards for our executive officers under the Long Term Plan for the fiscal year 2010 based solely on Vanguard achieving a 10% higher consolidated Adjusted EBITDA performance level goal than for the performance level goal of $338,252,216 for the target awards. Maximum award levels for our executive officers ranged from 60% to 100% of their base salaries. These maximum award levels were 100% for our Chairman and Chief Executive Officer (Charles N. Martin, Jr.); 70% for our Chief Financial Officer (Phillip W. Roe); 90% for the following other named executive officers: our Vice Chairman (Keith B. Pitts); our President and Chief Operating Officer (Kent H. Wallace); our Chief Transformation Officer (Bradley A. Perkins, MD); and 70% for our Chief Medical Officer (Mark R. Montoney, MD). The board of directors set the payment dates for the awards as 1/3 in September 2011, 1/3 in September 2012 and 1/3 in September 2013. The term “named executive officer” as used above in this report refers to our executive officers for whom disclosure was required under Item 402(c) of Regulation S-K. Adjusted EBITDA is defined by us as income (loss) before interest expense (net of interest income), income taxes, depreciation and amortization, non-controlling interests, gain or loss on the disposal of assets, equity method income, stock compensation, monitoring fees and expenses, realized holding loss on investments, debt extinguishment costs, acquisition costs, impairment loss and discontinued operations, net of taxes.
None of our named executive officers earned any awards under the Long Term Plan for fiscal 2010.

Long-Term Equity-Based Incentive Compensation
Our executive officer compensation has a substantial equity component as we believe superior equity investors’ returns are achieved through a culture that focuses on long-term performance by our named executive officers and other key employees. By providing our executives with an equity stake in the company, we are better able to align the interests of our named executive officers and our other equity holders, who are principally the Sponsors. Because employees are able to profit from stock options only if our stock price increases relative to the stock option’s exercise price, we believe stock options provide meaningful incentives to employees to achieve increases in the value of our stock over time.
As discussed elsewhere in this report, at the time of the Merger, Messrs. Martin, Roe, Pitts and Wallace were allowed by the Sponsors to each purchase certain amounts of Class B, C and D units in our parent entity, VHS Holdings LLC, which units function as equity incentive units in our capital structure. For example, such B and D units vested 20% a year over five years from September 2004 to September 2009, and the C units will only vest upon the eighth anniversary of their grant on September 23, 2014 (or earlier upon a Liquidity Event). Since September 2004, we have also maintained the Vanguard Health Systems, Inc. 2004 Stock Option Plan and from time to time we have granted options to purchase our common stock to all of the named executive officers pursuant to this plan, except for Mr. Martin. In making long-term equity incentive grants of options to the named executive officers, certain factors are considered, including but not limited to, the position the executive has or is taking with us, the present equity ownership levels of the named executive officer, and the level of the executive’s total annual compensation package compared to similar positions at other healthcare companies. There is no set program schedule for option grants under the plan to the named executive officers, but most typically option grants to them (as well as other key employees) are made upon hiring or upon promotion. However, our named executive officers and other employees are also eligible to receive additional or “refresher” grants from time to time. We do not have a set program for the award of refresher grants, and the Committee retains discretion to make stock option awards to employees at any time. Since the Merger Mr. Martin has recommended grants to the Committee in respect of all proposed option grantees, including the named executive officers, except for himself. The Committee reviews the recommendations from Mr. Martin and makes the final determination and approval in respect of all grants. Since the Merger no options under the plan have been granted to Mr. Martin. During fiscal 2010 options were granted under the plan only to two named executive officers, Dr. Perkins, who was granted 6,000 options on August 18, 2009, and Dr. Montoney who was granted 2,500 options on August 18, 2009.
Prior to this report, 65% of the options under each option grant have vested 20% a year over 5 years and 35% vest only upon the eighth anniversary of the date of the grant. The exercise price of all of our option grants has been set by the Committee at no less than the fair market value of a share of the common stock as of the grant date, as determined by the Committee in good faith and supplemented and supported by an independent third party valuation. We do not have any program or plan obligation that requires us to grant stock options on specified dates, and we have not made equity grants in connection with the release or withholding of material non-public information.
Benefits and Executive Perquisites
The Committee believes that attracting and retaining superior management talent requires an executive compensation program that is competitive in all respects with the programs provided at similar companies. In addition to salaries, annual cash incentive compensation and equity awards, competitive executive compensation programs include retirement and welfare benefits and reasonable executive perquisites.
Retirement Benefits
Substantially all of our salaried employees, including our named executive officers, participate in our 401(k) savings plan. Employees are permitted to defer a portion of their income under the 401(k) plan. At our discretion, we may make a matching contribution of either (1) up to 50%, subject to annual limits established under the Internal Revenue Code, of the first 6% of an employee’s contributions to the 401(k) plan as determined each year or (2) in respect of a few of our employees who came to us with plans in place having a larger match than this match, a match of 100% of the first 5% of an employee’s contributions to the 401(k) plan. Most recently, we authorized such maximum discretionary amounts as a match on employees’ aggregate 401(k) plan contributions for calendar year 2007, including the named executive officers. Employee contributions to the 401(k) plan are fully vested immediately. Our matching contributions to the 401(k) plan vest to the employee’s account over time based upon the employee’s years of service with us, with 20% of our contribution vesting after 2 years of service, 40% after 3 years, 60% after 4 years, 80% after 5 years and 100% after 6 years. Participants may receive distribution from their 401(k) accounts any time after they cease service with us.
We maintain no defined benefit plans or non-qualified deferred compensation plans.

Other Benefits
All executive officers, including the named executive officers, are eligible for other benefits including: medical, dental, short-term disability and life insurance. The executives participate in these plans on the same basis, terms, and conditions as other administrative employees. In addition, we provide long-term disability insurance coverage on behalf of the named executive officers at an amount equal to 60% of current base salary (up to $10,000 per month). The named executive officers also participate in our vacation, holiday and sick day program which provides paid leave during the year at various amounts based upon the executive’s position and length of service.
Perquisites
Our executive officers may have limited use of our corporate plane for personal purposes as well as other very modest usual and customary perquisites. All perquisites for the named executive officers are reflected in the All Other Compensation column of the Summary Compensation Table and the accompanying footnotes.
Our Employment Agreements with the Named Executive Officers
We have entered into written employment agreements with all of our named executive officers. On June 1, 1998, we entered into a written employment agreement with our Chief Executive Officer (Mr. Martin) which was amended and restated on September 23, 2004 to extend the term of the employment agreement for five years and to provide that the Merger did not constitute a change in control under the agreement. On September 1, 1999, we entered into a written employment agreement with Keith B. Pitts to be our Executive Vice President for a term expiring on September 1, 2004. Effective May 31, 2001, Mr. Pitts was promoted to the position of Vice Chairman. On September 23, 2004, his employment agreement was amended and restated to extend the term of the employment agreement for five years, and to provide that the Merger did not constitute a change in control under the agreement. On November 15, 2007, we entered into written employment agreements with our Chief Operating Officer and our Chief Financial Officer (Messrs. Wallace and Roe, respectively) for terms expiring on November 15, 2012. On December 31, 2008, we entered into a written employment agreement with Mark R. Montoney, MD to be our Executive Vice President and Chief Medical Officer for a term expiring on December 31, 2013. On July 1, 2009, we entered into a written employment agreement with Bradley A. Perkins, MD to be our Executive Vice President-Strategy & Innovation and Chief Transformation Officer for a term expiring on June 30, 2014.
The term of each employment agreement will renew automatically for additional one-year periods, unless the agreement is terminated by us or by the named executive officer by delivering notice of termination no later than 90 days before the end of the five-year term or any such renewal term. The base salaries of Messrs. Martin, Roe, Pitts, Wallace and Montoney under the written employment agreements have been since April 1, 2009, and were as of the date of this report, $1,098,079, $525,000, $685,000, $685,000 and $522,750, respectively; and the base salary of Dr. Perkins under his written employment agreement has been since July 1, 2009 and was as of the date of this report $675,000. Pursuant to these agreements the executives are eligible to participate in an annual bonus plan giving each of them an opportunity to earn an annual bonus determined by our board of directors, as well as retirement, medical and other customary employee benefits. The terms of these agreements state that if the executive terminates his employment for Good Reason (as defined in the agreements) or if we terminate the executive’s employment without Cause (as defined in the agreements), he will receive within a specified time after the termination a payment of up to three times the sum of (1) his annual salary plus (2) the average of the bonuses given to him in the two years immediately preceding his termination.
Our Severance Protection Agreements
We provide all of our executives at the Vice President level and above with severance protection agreements granting them severance payments in amounts of 200% to 250% of annual salary and bonus, except for those executives who have written employment agreements with us. Generally, severance payments are due under these agreements if a change in control (as defined in the agreements) occurs and employment of the executive is terminated during the term of the agreement by us (or our successor) without Cause (as defined in the agreements) or by the executive for Good Reason (as defined in the agreements). In addition, the agreements state that, in the event of a Potential Change in Control (defined as the time at which an agreement which would result in a change in control is signed, an acquisition attempt relating to us is publicly announced or there is an increase in the number of shares owned by one of our 10% shareholders by 5% or more), the executives have an obligation to remain in our employ until the earliest of (1) six months after the Potential Change in Control; (2) a change in control; (3) a termination of employment by us; or (4) a termination of employment by the executive for Good Reason (treating Potential Change in Control as a change in control for the purposes of determining whether the executive had a Good Reason) or due to death, disability or retirement. On September 23, 2004, all the outstanding severance protection agreements were amended and restated to provide that the Merger did not constitute a change in control under the agreements and that we would not terminate the agreements prior to the third anniversary of the closing of the Merger.

Stock Ownership
We do not have a formal policy requiring stock ownership by management. Notwithstanding the absence of a requirement, our senior managers, including all of our named executive officers, have committed significant personal capital to our company in connection with the consummation of the Merger. See the beneficial ownership chart below under “Security Ownership of Certain Beneficial Owners and Management.” Our stock is not publicly traded and is subject to a stockholder agreement that limits a stockholder’s ability to transfer his or her shares. See “Holdings Limited Liability Company Agreement” and “Stockholders Agreement” under “Certain Relationships and Related Person Transactions.”
Impact of Tax and Accounting Rules
The forms of our executive compensation are largely dictated by our capital structure and have not been designed to achieve any particular accounting treatment. We do take tax considerations into account, both to avoid tax disadvantages and to obtain tax advantages where reasonably possible consistent with our compensation goals (tax advantages for our executives benefit us by reducing the overall compensation we must pay to provide the same after-tax income to our executives). Thus our severance pay plans are designed or are being reviewed to take account of and avoid “parachute” excise taxes under Section 280G of the Internal Revenue Code. Similarly we have taken steps to structure and assure that our executive compensation program is applied in compliance with Section 409A of the Internal Revenue Code. Since we currently have no publicly traded common stock, we are not currently subject to the $1,000,000 limitation on deductions for certain executive compensation under Section 162(m) of the Internal Revenue Code, although that limitation will be considered if our common stock becomes publicly traded. Incentives paid to executives under our annual incentive plan are taxable at the time paid to our executives.
Recovery of Certain Awards
We do not have a formal policy for recovery of annual incentives paid on the basis of financial results which are subsequently restated. Under the Sarbanes-Oxley Act, our chief executive officer and chief financial officer must forfeit incentive compensation paid on the basis of financial statements for which they were responsible and which need to be restated. In the event of such a restatement, we would expect to recover affected bonuses and incentive compensation. If another situation potentially warranting recovery of awards arises, we would consider our course of action in light of the particular facts and circumstances, including the culpability of the individuals involved.
Risk Analysis of Compensation Plans
After analysis, we believe that our compensation policies and practices for our employees, including our executives, do not encourage excessive risk or unnecessary risk-taking and in our opinion the risks arising from such compensation policies and practices are not reasonably likely to have a material adverse effect on us. Our compensation programs have been balanced to focus our key employees on both short- and long-term financial and operational performance.

Summary Compensation Table
The following table sets forth, for the fiscal years ended June 30, 2010, 2009 and 2008, the compensation earned by the Chief Executive Officer and Chief Financial Officer and the four other most highly compensated executive officers of the registrant, Vanguard, at the end of Vanguard’s fiscal year ended June 30, 2010. We refer to these persons as our named executive officers.

					Non-Equity
					Incentive Plan	Option	All Other
Name and					Compensation	Awards	Compensation
Principal Position	Year	Salary ($)		Bonus ($)	($)(a)	($)(b)	($)(c)	Total

Charles N. Martin, Jr.
Chairman of the Board &	2010	1,098,079		—	1,290,243	—	14,208	2,402,530
Chief Executive Officer	2009	1,062,238		—	1,454,956	—	13,758	2,530,952
	2008	1,050,291		—	1,050,291	—	13,608	2,114,190

Phillip W. Roe
Executive Vice President,	2010	525,000		—	431,813	—	8,352	965,165
Chief Financial Officer &	2009	487,500		—	486,939	—	7,640	982,079
Treasurer	2008	440,192		—	332,500	537,683	7,620	1,317,995

Keith B. Pitts
Vice Chairman	2010	685,000		—	724,388	—	8,592	1,417,980
	2009	652,633		—	816,864	—	8,142	1,477,639
	2008	641,845		100,000	577,661	403,262	7,992	1,730,760

Kent H. Wallace
President &	2010	685,000		—	724,388	—	9,132	1,418,520
Chief Operating Officer	2009	621,250		—	816,864	1,617,712	8,142	3,063,968
	2008	600,000		100,000	540,000	403,262	7,992	1,651,254

Bradley A. Perkins, MD
Executive Vice President &	2010	675,000		—	713,813	2,083,935	24,506	3,497,254
Chief Transformation	2009	2,596	(d)	—	—	—	—	2,596
Officer	2008	—		—	—	—	—	—

Mark R. Montoney, MD
Executive Vice President &	2010	522,750		—	429,962	868,306	52,707	1,873,725
Chief Medical Officer	2009	—		—	—	—	—	—
	2008	—		—	—	—	—	—

(a)	The Compensation Committee determined the amount of Annual Incentive Plan compensation that was earned by each of these named executive officers for fiscal 2010. This amount will be paid to each named executive officer in September 2010, except, for Messrs. Martin, Roe, Pitts, Wallace, Perkins and Montoney, amounts earned in excess of 100% of their target awards for exceeding the free cash flow performance goal under the Plan for fiscal year 2010 (such amounts being $247,068 for Mr. Martin, $82,688 for Mr. Roe, $138,713 for Mr. Pitts, $138,713 for Mr. Wallace, $136,688 for Dr. Perkins and $82,333 for Dr. Montoney) are payable as follows: 1/3 in September 2010; 1/3 in September 2011 and 1/3 in September 2012. See “Compensation Discussion and Analysis — Annual Cash Incentive Compensation” for more details in respect of the incentive plan awards.

(b)	Option Awards reflect the aggregate grant date fair value of the option award computed in accordance with ASC Topic 718, “Compensation — Stock Compensation” (excluding estimates of forfeitures) with respect to options to purchase shares of our common stock which have been awarded under our 2004 Stock Incentive Plan in our 2010, 2009 and 2008 fiscal years to five of our named executive officers. See Note 13 of the Notes to our consolidated financial statements for the fiscal year ended June 30, 2010 included in this report for assumptions used in calculation of these amounts. The actual number of Option Awards granted in fiscal 2010 is shown in the “Grants of Plan Based Awards in Fiscal Year 2010” table set forth below.

(c)	The amounts disclosed under All Other Compensation in the Summary Compensation Table for fiscal 2010 represent: (1) the following amounts of our matching contributions made under our 401(k) plan: Mr. Martin: $7,350; Mr. Roe: $7,350; Mr. Pitts: $7,350; and Mr. Wallace: $7,350; (2) the following amounts of insurance premiums paid by Vanguard with respect to group term life insurance: Mr. Martin: $6,858; Mr. Roe: $1,002; Mr. Pitts: $1,242; Mr. Wallace: $1,782; Dr. Perkins: $1,246 and Dr. Montoney: $1,294 and (3) perquisites and other personal benefits as follows: Dr. Perkins: $23,260 for reimbursement of expenses related to his relocation to Nashville, Tennessee upon commencement of his employment on June 30, 2009 and Dr. Montoney: $51,413 for reimbursement of expenses related to his relocation to Nashville, Tennessee upon commencement of his employment on December 31, 2008. The relocation reimbursement for Dr. Perkins and Dr. Montoney includes reimbursement of payroll taxes related to the relocation benefits of $5,470 and $12,078, respectively, determined based upon the estimated marginal federal income tax rate applicable to each individual and the employee Medicare tax rate.

(d)	This amount reflects solely one day of employment in fiscal year 2009 (June 30, 2009).

Grants of Plan-Based Awards in Fiscal Year 2010

					All Other
					Option Awards:	Exercise or
					Number of	Base Price	Grant Date
		Estimated Future Payouts Under			Securities	of Option	Fair Value
	Grant	Non-Equity Incentive Plan Awards(a)			Underlying	Awards	of Option
Name	Date	Threshold ($)	Target ($)	Maximum ($)	Options(b)(#)	(b)($/share)	Awards(b)($)

Charles N. Martin, Jr.
AIP (c)	n/a	109,808	1,098,079	1,647,119
LTIP (d)	n/a	—	549,040	1,098,079

Phillip W. Roe
AIP	n/a	36,750	367,500	551,250
LTIP	n/a	—	183,750	367,500

Keith B. Pitts
AIP	n/a	61,650	616,500	924,750
LTIP	n/a	—	308,250	616,500

Kent H. Wallace
AIP	n/a	61,650	616,500	924,750
LTIP	n/a	—	308,250	616,500

Bradley A. Perkins
AIP	n/a	60,750	607,500	911,250
LTIP	n/a	—	303,750	607,500
	8/18/09				2,100	656.94	943,530
	8/18/09				2,100	656.94	1,140,405
	8/18/09				1,800	2,599.53	—

Mark R. Montoney
AIP	n/a	36,593	365,925	548,888
LTIP	n/a	—	182,963	365,925
	8/18/09				875	656.94	393,138
	8/18/09				875	656.94	475,168
	8/18/09				750	2,599.53	—

(a)	The threshold, target and maximum amounts in these columns have been provided in accordance with Item 402(d) of Regulation S-K and show the range of payouts targeted for fiscal 2010 performance under the Annual Incentive Plan and the Long Term Incentive Plan. For fiscal year 2010, each of the named executive officers earned non-equity incentive plan awards only under the Annual Incentive Plan, the Committee approved them and they will be paid in cash to the named executive officers in September 2010 (except for certain portions thereof payable in September 2011 and September 2012, as disclosed in footnote (a) to the Summary Compensation Table) and the full amounts of the awards are reflected in the Summary Compensation Table under the column labeled “Non-Equity Incentive Plan Compensation.” See “Compensation Discussion and Analysis — Annual Cash Incentive Compensation — Annual Incentive Plan” for a detailed description of our Annual Incentive Plan; and see “Compensation Discussion and Analysis — Annual Cash Incentive Compensation-Long Term Incentive Plan” for a detailed description of our Long Term Incentive Plan.

(b)	These stock options were awarded under the 2004 Stock Incentive Plan by the Committee as part of the named executive officer’s long term equity incentive compensation. None of these options were granted with exercise prices below the fair market value of the underlying common stock on the date of grant. The exercise prices of these options were subsequently reduced by $400.47 in connection with the Refinancing so that the exercise prices are now $656.94, $656.94 and $2,599.53, respectively. Because we are a privately-held company, the Committee determines the fair market value of our common stock primarily from an independent appraisal of our common stock which we obtain no less frequently than annually. The terms of these option awards are described in more detail below under “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2010 Table — Our 2004 Stock Incentive Plan.” We utilize a Black-Scholes-Merton model to estimate the fair value of options granted. The aggregate grant date fair value of the option award computed in accordance with ASC Topic 718, “Compensation — Stock Compensation” (excluding estimates of forfeitures) with respect to these option grants is reflected in the “Option Awards” column of the Summary Compensation Table.

(c)	AIP in this table means our Annual Incentive Plan.

(d)	LTIP in this table means our Long Term Incentive Plan.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards in Fiscal 2009 Table
Holdings LLC Units Plan
Holdings acquired Vanguard in the Merger on September 23, 2004. The following contains a summary of the material terms of the Holdings LLC Units Plan, which we refer to as the 2004 Unit Plan, pursuant to which Holdings granted the right to purchase units to members of our management on September 23, 2004 in connection with consummation of the Merger. On September 23, 2004, all of our named executive officers (except for Dr. Perkins and Dr. Montoney who were not employees on that date), and certain other members of our management, were granted the right to purchase units under the 2004 Units Plan by the Sponsors. Holdings does not own any property or assets other than the shares of Vanguard common stock acquired in connection with the Merger and the warrants to purchase additional shares of Vanguard common stock, described in further detail below. See “Certain Relationships and Related Transactions — Holdings Warrants”.
General
The 2004 Unit Plan permits the grant of the right to purchase Class A Units, Class B Units, Class C Units and Class D Units to employees of Holdings or its affiliates. Originally, as adopted on September 23, 2004, a maximum of 117,067 Class A Units, 41,945 Class B Units, 41,945 Class C Units and 35,952 Class D Units were available for awards under the 2004 Unit Plan. On September 23, 2004, certain members of management purchased all 117,067 Class A Units for an aggregate purchase price of $117,067,000 and all 41,945 Class B units, all 41,945 Class C Units and all 35,952 of the Class D Units were purchased for an aggregate purchase price of $5.7 million. An additional 300 Class A Units were added to the Plan on February 22, 2005, and purchased for $300,000 by certain members of management on that date who did not participate in the purchases on September 23, 2004.
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

Holdings LLC Units Held by Certain of our Managers
The units of Holdings consist of Class A units (subdivided into Class A-1 units and Class A-2 units), Class B units, Class C units and Class D units. As of August 15, 2010, approximately 59.3% of Holdings’ Class A Units were held by Blackstone, approximately 20.8% were held by MSCP, approximately 15.0% were held by certain members of our management (or members of their families, or trusts for the benefit of them or their families) and approximately 4.9% were held by other investors. The Class B units, Class C units and Class D units are held exclusively by members of our senior management (or trusts for their benefit) and all such units were purchased on September 23, 2004.
Of our named executive officers, Charles N. Martin, Jr. beneficially owns 40,000 class A units, 8,913 class B units, 8,913 class C units and 7,640 class D units; Phillip W. Roe beneficially owns 3,030 class A units, 2,097 class B units, 2,097 class C units and 1,798 class D units; Keith B. Pitts beneficially owns 11,000 class A units, 5,243 class B units, 5,243 class C units and 4,494 class D units; Kent H. Wallace beneficially owns 850 class A units, 2,622 class B units, 2,622 class C units and 2,247 class D units; and Bradley A. Perkins, MD and Mark R. Montoney, MD own no units. As of the date of this report, none of the class C units are vested, but 100% of the Class B and D units are vested. See the vesting provisions in respect of the class A, B, C and D units in the discussion immediately below.
Terms of the Holdings’ Class A Units, Class B Units, Class C Units and Class D Units
The following is a summary of certain terms of the Holdings’ Class A-1 units, Class B units, Class C units and Class D units and certain rights and restrictions applicable to those units. For a description of certain terms of Holdings’ Class A-2 units, see “Certain Relationships and Related Transactions — Holdings Warrants”.
Class A-1 units have economic characteristics that are similar to those of shares of common stock in a private corporation but have a priority with respect to return of invested capital, as described further below. Subject to applicable law and certain terms of the limited liability company operating agreement, only the holders of Class A units are entitled to vote on any matter. Class A units are not subject to any vesting restrictions. The Class B units, Class C units and Class D units generally do not entitle the holder thereof to vote on matters of Holdings which require member consent, and such units are subject to the vesting provisions described below.
Class B units vest in five equal annual installments on the first five anniversaries of the date of purchase, subject to an employee’s continued service with Holdings and its affiliates. However, the Class B units will vest earlier upon a change of control of Holdings. In the event of an employee’s termination of employment with Vanguard, other than due to termination by Vanguard for “cause” or by the employee without “good reason”, the employee shall be deemed vested in any Class B unit that would otherwise have vested in the calendar year in which such termination of employment occurs. No employee who holds Class B units will receive any distributions made by Holdings (other than certain distributions made by Holdings to holders of units to satisfy certain tax obligations arising from the holding of such units) until the holders of the Class A-1 units receive the aggregate amount invested for such Class A-1 units. Following the return by Holdings of the aggregate amount invested for the Class A-1 units, the holders of Class B units will, concurrently with the holders of Class C units and Class D units in respect of their respective investment in such units, be entitled to receive the amount of their investment in the Class B units. Once all the aggregate investment amount invested for all of the units has been returned to their holders, the vested Class B units will share in any distributions made by Holdings pro rata with the Class A-1 units and vested Class C units until such time as the holders of Class A-1 units have received an amount in respect of such Class A-1 units equal to three times the amount of their investment in such Class A-1 units, at which point the holders of vested Class B units will share in any further distributions made by Holdings pro rata with the Class A-1 units, vested Class C units and vested Class D units.

Class C units vest on the eighth anniversary of the date of purchase, subject to the employee’s continued service with Holdings and its affiliates. However, the Class C units will vest earlier upon the occurrence of a sale by Blackstone of at least 25.0% of its Class A units at a price per Class A unit exceeding $2,099.53. No employee who holds Class C units will receive any distributions made by Holdings (other than certain distributions made by Holdings to holders of units to satisfy certain tax obligations arising from the holding of such units) until the holders of the Class A-1 units receive the aggregate amount invested for such Class A-1 units. Following the return by Holdings of the aggregate amount invested for the Class A-1 units, the holders of Class C units will, concurrently with the holders of Class B units and Class D units in respect of their respective investments in such units, be entitled to receive the amount of their investment in the Class C units. Once all the aggregate investment amount invested for all of the units has been returned to their holders, the vested Class C units will share in any distributions made by Holdings pro rata with the Class A-1 units and vested Class B units until such time as the holders of Class A-1 units have received an amount in respect of such Class A-1 units equal to three times the amount of their investment in such Class A-1 units, at which point the holders of vested Class C units will share in any further distributions made by Holdings pro rata with the Class A-1 units, vested Class B units and vested Class D units.
Class D units vest in five equal annual installments on the fifth anniversary of the date of purchase, subject to an employee’s continued service with Holdings and its affiliates. However, the Class D units will vest earlier upon a change of control of Holdings. In the event of an employee’s termination of employment with Vanguard, other than due to termination by Vanguard for “cause” or by the employee without “good reason”, the employee shall be deemed vested in any Class D unit that would otherwise have vested in the calendar year in which such termination of employment occurs. No employee who holds Class D units will receive any distributions made by Holdings (other than certain distributions made by Holdings to holders of units to satisfy certain tax obligations arising from the holding of such units) until the holders of the Class A-1 units receive the aggregate amount invested for such Class A-1 units. Following the return by Holdings of the aggregate amount invested for the Class A-1 units, the holders of Class D units will, concurrently with the holders of Class B units and Class C units in respect of their respective investment in such units, be entitled to receive the amount of their investment in the Class D units., Once all the aggregate investment amount invested for all of the units has been returned to their holders and the holders of the Class A-1 units have received an amount in respect of such Class A-1 units equal to three times the amount of their investment in such Class A-1 units, the vested Class D units will share in any distributions made by Holdings pro rata with the Class A-1 units, the vested Class B units and the vested Class C units.
The timing and amount of distributions to be made by Holdings, other than certain distributions made by Holdings to holders of units to satisfy certain tax obligations arising from the holding of such units, is determined by the board of representatives of Holdings in its discretion. In addition, Holdings may not make distributions to holders of Class B units, Class C units and Class D units other than with shares of common stock underlying the Holdings Warrants (or any proceeds received in respect of such shares).
Certain Rights and Restrictions Applicable to the Units Held by Our Managers
The units in Holdings held by members of our management are not transferable except in limited circumstances or with the prior approval of the board of representatives of Holdings. In addition, the units held by members of our senior management (other than Class A units) may be repurchased by Holdings or Vanguard, and in certain cases, other members of senior management and/or Blackstone and MSCP, in the event that the employees cease to be employed by us. Unvested units may be repurchased at a price equal to the lower of cost and fair market value, and vested units may be repurchased at a price equal to the fair market value of such units, except in the event of a termination for “cause”, in which event the purchase price would be the lower of cost and fair market value. Any such units to be repurchased will be repurchased in cash, or, in certain limited instances, for a promissory note, shares of our common stock or Holdings Warrants. The limited liability company agreement further requires that in the event that any unvested Class B, C or D units are repurchased by Holdings prior to a change of control (or in the case of the Class C units, a “Liquidity Event” (as defined in such agreement)), then, as determined by the chief executive officer of the Company and approved by the board of representatives of Holdings, such repurchased units will be regranted to members of senior management who hold units in Holdings, or other securities having equivalent economics will be issued to other key employees of Vanguard under the 2004 Stock Incentive Plan.
Blackstone has the ability to force the employees to sell their units along with Blackstone if Blackstone decides to sell its units. Also, the employees that hold units are entitled to participate in certain sales by Blackstone. In addition, in the event that the members of management receive shares of common stock in respect of their units, they will have limited rights to participate in subsequent registered public offerings of our common stock. See “Certain Relationships and Related Transactions — Registration Rights Agreement”.

Our 2004 Stock Incentive Plan
General
Since all Units have been granted under the 2004 Unit Plan, we intend for our option and restricted stock units program pursuant to our 2004 Stock Incentive Plan to be the primary vehicle currently for offering long-term incentives and rewarding our executive officers, managers and key employees. Because of the direct relationship between the value of an option and the value of our stock, we believe that granting options or restricted stock units is the best method of motivating our executive officers to manage our Company in a manner that is consistent with our interests and our stockholders’ interests. We also regard our option and restricted stock unit program as a key retention tool.
We adopted the 2004 Stock Incentive Plan upon consummation of the Merger which permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to our employees or our affiliates’ employees. Shares covered by awards that expire, terminate or lapse are again available for option or grant under the 2004 Stock Incentive Plan. The total number of shares of our common stock which may be issued under the 2004 Stock Incentive Plan in future grants of options or restricted stock units as of August 15, 2010, was 28,109. All of our previous option plans were terminated upon consummation of the Merger on September 23, 2004.
Administration
The 2004 Stock Incentive Plan is administered by the Committee or, in the sole discretion of the board of directors, the board of directors. The Committee has the sole discretion to determine the employees, representatives and consultants to whom awards may be granted under the 2004 Stock Incentive Plan and the manner in which such awards will vest. Options, stock appreciation rights, restricted stock and other stock-based awards will be granted by the Committee to employees, representatives and consultants in such numbers and at such times during the term of the 2004 Stock Incentive Plan as the Committee shall determine. The Committee is authorized to interpret the 2004 Stock Incentive Plan, to establish, amend and rescind any rules and regulations relating to the 2004 Stock Incentive Plan, and to make any other determinations that it deems necessary or desirable for the administration of the plan. The Committee may correct any defect or supply any omission or reconcile any inconsistency in the 2004 Stock Incentive Plan in the manner and to the extent the Committee deems necessary or desirable.
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
As a privately-owned company, there has been no market for our common stock. Accordingly, in fiscal year 2010, we had no program, plan or practice pertaining to the timing of stock option grants to executive officers, coinciding with the release of material non-public information.
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
The Committee may grant stock appreciation rights independent of or in conjunction with an option. The exercise price of a stock appreciation right is an amount determined by the Committee. Generally, each stock appreciation right entitles a participant upon exercise to an amount equal to (a) the excess of (1) the fair market value on the exercise date of one share over (2) the exercise price, times (b) the number of shares covered by the stock appreciation right. Payment will be made in shares or in cash or partly in shares and partly in cash (any shares valued at fair market value), as determined by the committee.

As of August 15, 2010, options to purchase 113,040 shares of our common stock (the “New Options”) were outstanding under the 2004 Stock Incentive Plan. The New Options were granted in part as “time options,” and in part as “performance options” which vest and become exercisable ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control). 35% of the options granted were time options with an exercise price equal to the greater of the fair market price per share or $1,000 per share at the time of grant (reduced to a range of $599.53 to $767.03 per share subsequent to the Refinancing). 30% of the options granted were performance options with an exercise price of $3,000.00 per share (reduced to $2,599.53 per share subsequent to the Refinancing). 35% of the options granted were “liquidity options” with an exercise price equal to greater of the fair market price per share or $1,000 per share at the time of grant (reduced to a range of $599.53 to $767.03 per share subsequent to the Refinancing) that become fully vested and exercisable upon the completion of any of certain designated business events (“liquidity events”), and in any event on the eighth anniversary of the date of grant. Any shares of our common stock issued upon the exercise of such options are governed by a stockholders agreement, which is described below under “Certain Relationships and Related Transactions — Stockholders Agreement.”
In respect of our named executive officers, as of as of August 15, 2010, Mr. Martin has been granted no New Options, while Mr. Roe has been granted 3,008 New Options, Mr. Pitts has been granted 1,500 New Options, Mr. Wallace has been granted 13,500 New Options, Dr. Perkins has been granted 6,000 New Options and Dr. Montoney has been granted 5,000 New Options. During fiscal year 2010, the Committee granted 6,000 New Options to Dr. Perkins and 2,500 New Options to Dr. Montoney, but no other named executive officer was granted any New Options.
Awards of Restricted Stock Units
On July 1, 2010, the Committee commenced the issuance of restricted stock units under the 2004 Stock Incentive Plan. As with its stock options grants, the Committee plans generally to make its grants of restricted stock units at the commencement of employment and occasionally following a significant change in job responsibilities or on a periodic basis to meet other special retention or performance objectives.
As of August 15, 2010, restricted stock units (the “RSUs”) in respect of 3,455 shares of our common stock were outstanding under the 2004 Stock Incentive Plan. The RSUs were granted in part as “time vesting RSUs,” which vest ratably on a yearly basis on each of the first five anniversaries following the date of grant (or earlier upon a change of control), and in part as “liquidity event RSUs” that become fully vested and exercisable upon the completion of any of certain designated business events (“liquidity events”), and in any event on the eighth anniversary of the date of grant. Upon vesting, we will issue to the grantee of the RSUs a number of shares of our common stock equal to the number of RSUs which have vested and upon such stock issuance the RSUs are extinguished. Any shares of our common stock issued upon the vesting of RSUs are governed by a stockholders agreement, which is described below under “Certain Relationships and Related Transactions — Stockholders Agreement.”
Of our named executive officers, only Dr. Perkins has been issued RSUs and he has been issued 1,512 RSUs. During fiscal year 2010 no named executive officers were granted any RSUs.

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
Adjustments Upon Certain Events
In the event of any stock dividend or split, reorganization, recapitalization, merger, share exchange or any other similar transaction, the Committee, in its sole discretion, may adjust (1) the number or kind of shares or other securities that may be issued or reserved for issuance pursuant to the 2004 Stock Incentive Plan or pursuant to any outstanding awards, (2) the option price or exercise price and/or (3) any other affected terms of such awards. In the event of a change of control, the Committee may, in its sole discretion, provide for the (1) termination of an award upon the consummation of the change of control, but only if such award has vested and been paid out or the participant has been permitted to exercise the option in full for a period of not less than 30 days prior to the change of control, (2) acceleration of all or any portion of an award, (3) payment of a cash amount in exchange for the cancellation of an award, which, in the case of options and stock appreciation rights, may equal the excess, if any, of the fair market value of the shares subject to such options or stock appreciation rights over the aggregate option price or grant price of such option or stock appreciation rights, and/or (4) issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted hereunder.
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

Outstanding Equity Awards at Fiscal 2010 Year-End
The following table summarizes the outstanding equity awards held by each named executive officer at at June 30, 2010. The table reflects options to purchase common stock of Vanguard which were granted under the 2004 Stock Incentive Plan.

	Number of Securities		Number of Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option
	Options (#)		Options (#)		Exercise	Option
Name	Exercisable(a)		Unexercisable(b)		Price ($)(c)	Expiration Date

Phillip W. Roe	283	(d)	70	(d)	749.90	11/3/15
	—		353	(e)	749.90	11/3/15
	242	(d)	60	(d)	2,599.53	11/3/15
	280	(f)	420	(f)	599.53	2/5/18
	—		700	(g)	599.53	2/5/18
	240	(f)	360	(f)	2,599.53	2/5/18

Keith B. Pitts	210	(f)	315	(f)	599.53	2/5/18
	—		525	(g)	599.53	2/5/18
	180	(f)	270	(f)	2,599.53	2/5/18

Kent H. Wallace	687	(d)	171	(d)	749.90	11/3/15
	—		858	(e)	749.90	11/3/15
	589	(d)	147	(d)	2,599.53	11/3/15
	1,274	(j)	318	(j)	749.90	11/28/15
	—		1,592	(k)	749.90	11/28/15
	1,092	(j)	272	(j)	2,599.53	11/28/15
	210	(f)	315	(f)	599.53	2/5/18
	—		525	(g)	599.53	2/5/18
	180	(f)	270	(f)	2,599.53	2/5/18
	350	(l)	1,400	(l)	656.94	5/5/19
	—		1,750	(m)	656.94	5/5/19
	300	(l)	1,200	(l)	2,599.53	5/5/19

Bradley A. Perkins, MD	—		2,100	(h)	656.94	8/18/19
	—		2,100	(i)	656.94	8/18/19
	—		1,800	(h)	2,599.53	8/18/19

Mark R. Montoney, MD	175	(n)	700	(n)	656.94	2/4/19
	—		875	(o)	656.94	2/4/19
	150	(n)	600	(n)	2,599.53	2/4/19
	—		875	(h)	656.94	8/18/19
	—		875	(i)	656.94	8/18/19
	—		750	(h)	2,599.53	8/18/19

(a)	This column represents the number of stock options that had vested and were exercisable as of June 30, 2010.

(b)	This column represents the number of stock options that had not vested and were not exercisable as of June 30, 2010.

(c)	The exercise price for the options was never less than the grant date fair market value of a share of Vanguard common stock as determined by the Compensation Committee. The original exercise price as of the grant date was reduced by $400.47 in connection with the Refinancing during fiscal 2010.

(d)	20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 3, 2005 grant date of these options (or earlier upon a change of control). 80% of this option grant was vested as of June 30, 2010.

(e)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 3, 2005 grant date of these options (or earlier upon a liquidity event).

(f)	20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the February 5, 2008 grant date of these options (or earlier upon a change of control). 40% of this option grant was vested as of June 30, 2010.

(g)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the February 5, 2008 grant date of these options (or earlier upon a liquidity event).

(h)	20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the August 18, 2009 grant date of these options (or earlier upon a change of control). None of this option grant was vested as of June 30, 2010.

(i)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the August 18, 2009 grant date of these options (or earlier upon a liquidity event).

(j)	20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the November 28, 2005 grant date of these options (or earlier upon a change of control). 80% of this option grant was vested as of June 30, 2010.

(k)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the November 28, 2005 grant date of these options (or earlier upon a liquidity event).

(l)	20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the May 5, 2009 grant date of these options (or earlier upon change of control). 20% of this option grant was vested as of June 30, 2010.

(m)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the May 5, 2009 grant date of these options (or earlier upon a liquidity event).

(n)	20% of the options represented by this option grant vest and become exercisable on each of the first five anniversaries of the February 4, 2009 grant date of these options (or earlier upon change of control). 20% of this option grant was vested as of June 30, 2010.

(o)	100% of the options represented by this option grant vest and become exercisable on the eighth anniversary of the February 4, 2009 grant date of these options (or earlier upon a liquidity event).
Option Exercises and Stock Vested in Fiscal 2010
No named executive officer exercised any Vanguard stock options during fiscal 2010 nor were any restricted stock awards vested during fiscal 2010. Vanguard made no restricted stock or restricted stock unit awards of its common stock from the September 23, 2004 date of the consummation of the Merger through June 30, 2010.
Pension Benefits for Fiscal 2010
Vanguard maintains a 401(k) plan as previously discussed in the Compensation Discussion and Analysis. Vanguard maintains no defined benefit plans.
Nonqualified Deferred Compensation for Fiscal 2010
None of the named executive officers receive nonqualified deferred compensation benefits.
Potential Payments upon Termination or Change-in-Control
As discussed above, we have entered into definitive employment agreements with all six of the named executive officers (Messrs. Martin, Roe, Pitts, Wallace, Perkins and Montoney). The terms of these agreements are described above under Compensation Discussion and Analysis.

The following table describes the potential payments and benefits under our compensation and benefit plans and arrangements to which the named executive officers would be entitled upon a termination of their employment under their employment agreements. The amounts set forth in the table assume a termination of employment on June 30, 2010 (the last business day of our last completed fiscal year).

		Continuation of
	Cash	Medical/Welfare	Total
	Severance	Benefits	Termination
Name	Payment ($)	(present value) ($)	Benefits ($)

Charles N. Martin, Jr.
- Voluntary retirement	—	—	—
- Involuntary termination	4,701,405	24,210	4,725,615
- Involuntary or Good Reason termination after change in control	7,052,108	24,210	7,076,318

Phillip W. Roe
- Voluntary retirement	—	—	—
- Involuntary termination	1,869,439	18,862	1,888,301
- Involuntary or Good Reason termination after change in control	2,804,159	18,862	2,823,021

Keith B. Pitts
- Voluntary retirement	—	—	—
- Involuntary termination	2,764,525	22,448	2,786,973
- Involuntary or Good Reason termination after change in control	4,146,788	22,448	4,169,236

Kent H. Wallace
- Voluntary retirement	—	—	—
- Involuntary termination	2,726,864	24,210	2,751,074
- Involuntary or Good Reason termination after change in control	4,090,296	24,210	4,114,506

Bradley A. Perkins, MD
- Voluntary retirement	—	—	—
- Involuntary termination	1,350,000	24,210	1,374,210
- Involuntary or Good Reason termination after change in control	2,025,000	24,210	2,049,210

Mark A. Montoney, MD
- Voluntary retirement	—	—	—
- Involuntary termination	1,247,784	18,862	1,266,646
- Involuntary or Good Reason termination after change in control	1,871,676	18,862	1,890,538
Cash severance payments; Timing. Represents, for each of Messrs. Martin, Roe, Pitts, Wallace, Perkins and Montoney, (1) if it relates to an involuntary termination without Cause by us prior to a change of control, a payment of 2 times the named executive officer’s base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination and (2) if it relates to an involuntary termination without cause by us or a Good Reason termination by the executive after a change-in-control, payment of 3 times the named executive officer’s base salary and average annual incentive actually paid during the last two years plus an additional amount equal to such officer’s pro rata annual target incentive for the year of termination. All of these severance payments are “lump sum” payments by us to the named executive officers due within 5 days of termination of employment, except that the amounts of severance described above payable to Messrs. Martin, Roe, Pitts, Wallace, Perkins and Montoney in respect of a termination of their employment prior to a change of control are payable monthly in equal monthly installments starting with the month after employment terminates and ending with the month that their 5-year employment agreements terminate (which is September 2010 for Messrs. Martin and Pitts, November 2012 for Messrs. Roe and Wallace, June 2014 for Dr. Perkins and December 2013 for Dr. Montoney).
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
Involuntary Termination and Change-in-Control Severance Pay Program. As described above, each of our named executive officers is entitled to severance pay in the event that his employment is terminated by us without Cause (as defined in the employment agreement) or if the named executive officer terminates the agreement as a result of our breach of his employment agreement. Additionally, each such executive is entitled to severance pay under his employment agreements in the event that he terminates the agreement after a change-in-control if his termination is for Good Reason (as defined in the employment agreement).
Under our executive severance pay program, no payments due in respect of a change of control are “single trigger,” that is, payments of severance due to the named executive officers merely upon a change-in-control. All of our change-in-control payments are “double trigger”, due to the executive only subsequent to a change-in-control and after a termination of employment has occurred.
Obligations of Named Executive Officers. Under their employment agreements, all of our named executive officers have the following obligations to us:
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
As of August 15, 2010, Holdings directly owned 624,104 of the outstanding shares of the common stock of Vanguard (representing a 83.3% ownership interest), certain investment funds affiliated with Blackstone directly owned 125,000 of the outstanding shares of the common stock of Vanguard (representing a 16.7% ownership interest) and no other person or entity had a direct beneficial ownership interest in the common stock of Vanguard, except for certain key employees who held an aggregate of 40,039 exercisable options into 40,039 shares of the common stock of Vanguard as of such date. However, ignoring only the direct ownership of Holdings in the common stock of Vanguard, the following table sets forth information with respect to the direct or indirect beneficial ownership of the common stock of Vanguard as of as of August 15, 2010 by (1) each person (other than Holdings) known to own beneficially more than 5.0% of the common stock of Vanguard, (2) each named executive officer, (3) each of our directors and (4) all executive officers and directors as a group. The indirect beneficial ownership of the common stock of Vanguard reflects the direct beneficial ownership of all Class A units and all vested Class B and D units of Holdings. None of the shares listed in the table is pledged as security pursuant to any pledge arrangement or agreement. Additionally, there are no arrangements with respect to the share, the operation of which may result in a change in control of Vanguard.
Notwithstanding the beneficial ownership of the common stock of Vanguard presented below, the limited liability company agreement of Holdings governs the holders’ exercise of their voting rights with respect to election of Vanguard’s directors and certain other material events. See “Certain Relationships and Related Party Transactions — Holdings Limited Liability Company Agreement.”

	Shares of	Ownership
Name of Beneficial Owner	Common Stock	Percentage

Blackstone Funds(1)	494,930	66.1%
MSCP Funds(2)	130,000	17.4%
Charles N. Martin, Jr.(3)	56,553	7.5%
Phillip W. Roe(4)	7,970	1.1%
Keith B. Pitts(5)	21,127	2.8%
Kent H. Wallace(6)	10,401	1.4%
Bradley A. Perkins, MD(7)	780	*
Mark R. Montoney, MD(8)	650	*
M. Fazle Husain(9)	126,750	16.9%
James A. Quella(1)	494,930	66.1%
Neil P. Simpkins(1)	494,930	66.1%
Michael A. Dal Bello(10)	—	—%
All directors and executive officers as a group (26 persons)(11)	781,179	94.9%

*	Represents less than 1%.

(1)	Includes common stock interests directly and indirectly owned by each of Blackstone FCH Capital Partners IV L.P., Blackstone FCH Capital Partners IV-A L.P., Blackstone FCH Capital Partners IV-B L.P., Blackstone Capital Partners IV-A L.P., Blackstone Family Investment Partnership IV-A L.P., Blackstone Health Commitment Partners L.P. and Blackstone Health Commitment Partners-A L.P. (the “Blackstone Funds”), for which Blackstone Management Associates IV L.L.C. (“BMA”) is the general partner having voting and investment power over the membership interests in Holdings and the shares in Vanguard held or controlled by each of the Blackstone Funds. Messrs. Quella and Simpkins are members of BMA, but disclaim any beneficial ownership of the membership interests or the shares beneficially owned by BMA. Mr. Stephen A. Schwarzman is the founding member of BMA and as such may be deemed to share beneficial ownership of the membership interests or shares held or controlled by the Blackstone Funds. Mr. Schwarzman disclaims beneficial ownership of such membership interests and shares. The address of BMA and the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York 10154.

(2)	The MSCP Funds consist of the following six funds: Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Capital Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., MSDW IV 892 Investors, L.P., and Morgan Stanley Dean Witter Capital Investors IV, L.P. The address of each of Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. is c/o Metalmark Capital LLC, 1177 Avenue of the Americas, New York, New York 10036. The address of each of Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P. is c/o Morgan Stanley, 1585 Broadway, New York, New York 10036. Metalmark Capital LLC shares investment and voting power with Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P. and MSDW IV 892 Investors, L.P. over 126,750 of these 130,000 shares of Vanguard common stock indirectly owned by these four funds.

(3)	Includes 8,913 B units and 7,640 D units in Holdings which are vested or vest within 60 days of as of August 15, 2010. Also, includes an aggregate of 5,000 A units in Holdings owned by two Charles N. Martin, Jr. Irrevocable Grantor Retained Annuity Trusts, of which Mr. Martin is Trustee and one of the beneficiaries.

(4)	Includes 1,045 options on Vanguard common stock and 2,097 B units and 1,798 D units in Holdings which are vested or vest within 60 days of August 15, 2010.

(5)	Includes 390 options on Vanguard common stock and 5,243 B units and 4,494 D units in Holdings which are vested or vest within 60 days of August 15, 2010.

(6)	Includes 4,682 options on Vanguard common stock which are vested or vest within 60 days of August 15, 2010.

(7)	Consists solely of 780 options on Vanguard common stock which are vested or vest within 60 days of August 15, 2010.

(8)	Consists solely of 650 options on Vanguard common stock which are vested or vest within 60 days of August 15, 2010.

(9)	Mr. Husain is a Managing Director of Metalmark Capital LLC and exercises shared voting or investment power over the membership interests in Holdings owned by Morgan Stanley Capital Partners III, L.P., MSCP III 892 Investors, L.P., Morgan Stanley Dean Witter Capital Partners IV, L.P., and MSDW IV 892 Investors, L.P. and, as a result, may be deemed to be the beneficial owner of such membership interests and the 126,750 shares of Vanguard common stock indirectly owned by these four funds. Mr. Husain disclaims beneficial ownership of such membership interests and shares of common stock as a result of his employment arrangements with Metalmark, except to the extent of his pecuniary interest therein ultimately realized. Metalmark Capital does not have investment and voting power with respect to 3,250 shares of Vanguard common stock indirectly owned by Morgan Stanley Capital Investors, L.P. and Morgan Stanley Dean Witter Capital Investors IV, L.P. and these 3,250 shares are not included in the 126,750 shares contained in this table for Mr. Husain.

(10)	Mr. Dal Bello is an employee of Blackstone, but has no investment or voting control over the shares beneficially owned by Blackstone.

(11)	Includes 20,781 options in Vanguard and 28,574 B units and 24,492 D units in Holdings which have vested or vest within 60 days of August 15, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Holdings Limited Liability Company Agreement
Blackstone, MSCP, Baptist Health Services (“Baptist”) and the Rollover Management Investors beneficially own capital stock in our company through Holdings, both through the ownership of Class A Units and, in the case of certain Rollover Management Investors Class B, C and D membership units in Holdings as part of a new equity incentive program. As part of the transactions, Holdings was also issued certain warrants to purchase shares of our common stock, as described in further detail below. The limited liability company operating agreement of Holdings provides for the control of the shares of Vanguard held by Holdings. MSCP and Baptist currently own all of their shares of Vanguard through their ownership of Holdings. Blackstone currently owns shares of Vanguard through its ownership of Holdings and its direct ownership of 125,000 shares of Vanguard common stock as described in this offering memorandum.
Holdings is controlled by a five-member board of representatives, currently consisting of five individuals, three of whom are nominees of Blackstone, one of whom is a nominee of MSCP and one of whom is our chief executive officer, Charles N. Martin, Jr. At Blackstone’s election, the size of the board of representatives may be increased to nine members, with two additional representatives to be designated by Blackstone and two additional representatives to be independent representatives identified by Mr. Martin and acceptable to Blackstone. If at any time our chief executive officer is not Mr. Martin, the Rollover Management Investors will have the right to designate one representative to the board (the “Manager Representative”) so long as the Rollover Management Investors continue to own a number of shares of our common stock and Holdings units that is no less than 50% of the number of Class A units in Holdings owned immediately after the completion of the Merger. MSCP will continue to be entitled to nominate and elect one representative so long as MSCP continues to own a number of shares of our common stock and Holdings units that is no less than 50% of the number of Class A units in Holdings owned immediately after the completion of the Merger. These requirements will cease to apply at such time as Blackstone’s indirect ownership in Vanguard is less than 10%.
The limited liability company agreement of Holdings provides that, subject to limited exceptions, units are not transferable absent the prior consent of the board of representatives of Holdings and are subject to certain redemption rights by the limited liability company provided certain conditions are met in connection with the redemption. With respect to the Class B, C and D units only, the limited liability company agreement also has call provisions applicable in the event of certain termination events relating to a Rollover Management Investor’s employment.
Stockholders Agreement
Recipients of options to purchase the Company’s common stock and recipients of restricted stock units exchangeable for shares of the Company’s common stock are required to enter into a stockholders agreement governing such grantees’ rights and obligations with respect to the common stock underlying such options and restricted stock units. The stockholders agreement includes provisions similar to those set forth in the limited liability company agreement of Holdings with respect to restrictions on transfer of shares of common stock, rights of first refusal, call rights, tag-along rights and drag-along rights as well as certain other provisions. The transfer restrictions apply until the earlier of the fifth anniversary of the date the grantee becomes a party to the stockholders agreement, or a change in control of the Company. The right of first refusal provision gives the Company a right of first refusal at any time after the fifth anniversary of the date the grantee became a party to the stockholders agreement and prior to the earlier of a change in control of the Company or a registered public offering of our common stock meeting certain specified criteria. The call provisions provide rights with respect to the shares of our common stock held by the stockholder, whether or not such shares were acquired upon the exercise of an option or in exchange for the extinguishment of restricted stock units, except for shares received upon conversion of or in redemption for Class A membership units in Holdings pursuant to the limited liability company agreement of Holdings. Such call rights are applicable in the event of certain termination events relating to the grantee’s employment with the Company.

Holdings Warrants
At the completion of the Merger, we issued Class B, C and D warrants to Holdings (the “Holdings Warrants”), exercisable for up to 41,945, 41,945 and 35,952 shares of our common stock, respectively. These warrants will enable Holdings to deliver shares to, or otherwise allow participation in proceeds received by Holdings by, members of our senior management holding vested Class B, C and D units of Holdings (and which Holdings is entitled to repurchase in certain circumstances upon termination of employment. Each Holdings Warrant is not subject to vesting restrictions and may be exercised by Holdings at any time. The exercise price of the Class B and C Holdings Warrants is $599.53 per share, and the exercise price of the Class D Holdings Warrants is $2,599.53 per share, subject to adjustment pursuant to customary anti-dilution provisions, including in the event of extraordinary cash dividends by the Company or certain other recapitalization or similar events. In addition, subject to limited exceptions, the exercise price of the warrants is reduced upon transfer by Blackstone, MSCP, Baptist or any Rollover Management Investor of shares of common stock of the Company to third parties by an amount equal to the quotient of the fair market value of the consideration received by the transferring party and the total number of shares of common stock outstanding as of immediately prior to such transfer measured on a fully-diluted basis. Payment of the exercise price may be made, at the option of the holder, in cash or by a cashless exercise on a net basis. The Holdings Warrants are not transferrable by Holdings absent the consent of MSCP’s and management’s representatives on the board of Holdings.
Transaction and Monitoring Fee Agreement
In connection with the Merger, we entered into a transaction and monitoring fee agreement with affiliates of Blackstone and MSCP pursuant to which these entities agreed to provide certain structuring, advisory and management services to us. In consideration for ongoing consulting and management advisory services, we are required to pay to the Blackstone affiliate an annual fee of $4.0 million and to the MSCP affiliate an annual fee of $1.2 million for the first five years and thereafter an annual fee of $600,000.
Under the agreement, we paid to the Blackstone affiliate upon the closing of the Merger a transaction fee of $20.0 million. In the event that the Blackstone affiliate receives any additional fees in connection with an acquisition or disposition involving us or our subsidiaries, the MSCP affiliate will receive an additional fee equal to 15.0% of such fees paid to the Blackstone affiliate or, if Blackstone provides equity financing in connection with the transaction, a fee equal to the portion of the aggregate fees payable by us in such transaction, if any, based upon the amount of equity financing provided by MSCP relative to the total equity financing provided by MSCP, Blackstone and any other parties.
The transaction and monitoring fee agreement also requires Vanguard to pay or reimburse the Blackstone and MSCP affiliates for reasonable out-of-pocket expenses in connection with, and indemnify them for liabilities arising from, the services provided pursuant to the agreement.
In the event or in anticipation of a change of control or initial public offering of the Company, the Blackstone affiliate may elect to have Vanguard pay to such affiliate and the MSCP affiliate lump sum cash payments equal to the present value (using a discount rate equal to the yield to maturity on the date of notice of such event of the class of outstanding U.S. government bonds having a final maturity closest to the tenth anniversary of such written notice) of all then-current and future consulting and management advisory fees payable under the agreement (assuming that the termination date of the agreement was the tenth anniversary of the closing of the Merger, subject, in the case of the MSCP affiliate, to the requirement that the amount payable to such affiliate may not be less than 15% or the sum of the aggregate fees required to be paid to Blackstone under the agreement less the amount of fees already paid to the MSCP affiliate.
The transaction and monitoring fee agreement will remain in effect with respect to each affiliate of the Sponsors until the earliest of (1) Blackstone or MSCP, as the case may be, beneficially owning less than 5.0% of Vanguard’s common equity on a fully diluted basis, (2) the completion of a lump-sum payout as described above or (3) termination of the agreement upon the mutual consent of the Blackstone or MSCP affiliate, as the case may be, and Vanguard. Upon termination of the MSCP affiliate as a party to the agreement, the affiliate will be entitled to the excess, if any, of 15.0% of the aggregate amount of fees required to be paid to date to the Blackstone affiliate under the agreement minus any monitoring fees already paid to the MSCP affiliate.

Under the transaction and monitoring fee agreement during fiscal year 2010, Vanguard paid to the Blackstone affiliate the annual $4.0 million fee referred to above.
Under the transaction and monitoring fee agreement during fiscal year 2010, Vanguard paid to the MSCP affiliate a $736,611 fee.
Registration Rights Agreement
In connection with the Merger, we entered into a registration rights agreement with Blackstone, MSCP, Baptist and the Rollover Management Investors, pursuant to which we may be required from time to time to register the sale of our shares held by Blackstone, MSCP, Baptist and the Rollover Management Investors. Under the registration rights agreement, Blackstone and MSCP are each entitled to require us (but in the case of MSCP, on no more than two occasions, subject to limited exceptions) to register the sale of shares held by Blackstone or MSCP, as applicable, on its behalf and may request us to make available shelf registration statements permitting sales of shares into the market from time to time over an extended period. In addition, the members of Holdings (including certain members of management) will have the ability to exercise certain piggyback registration rights with respect to shares of common stock of the Company held by them in connection with registered offerings requested by Blackstone or MSCP or initiated by us.
Employer Health Program Agreement with a Blackstone Affiliate, Equity Healthcare LLC
Effective July 1, 2008, we entered into an employer health program agreement with Equity Healthcare LLC (“Equity Healthcare”). Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Because of the combined purchasing power of its client participants, Equity Healthcare is able to negotiate pricing terms for providers that are believed to be more favorable than the companies could obtain for themselves on an individual basis.
In consideration for Equity Healthcare’s provision of access to these favorable arrangements and its monitoring of the contracted third parties’ delivery of contracted services to us, we pay Equity Healthcare a fee of $2 per participating employee per month (“PEPM Fee”). As of June 30, 2010, we had approximately 12,350 employees enrolled in our health benefit plans.
Equity Healthcare may also receive a fee (“Health Plan Fees”) from one or more of the health plans with whom Equity Healthcare has contractual arrangements if the total number of employees joining such health plans from participating companies exceeds specified thresholds. If and when Equity Healthcare reaches the point at which the aggregate of its receipts from the PEPM Fee and the Health Plan Fees have covered all of its allocated costs, it will apply the incremental revenues derived from all such fees to (a) reduce the PEPM Fee otherwise payable by us; (b) avoid or reduce an increase in the PEPM Fee that might otherwise have occurred on contract renewal; or (c) arrange for additional services to us at no cost or reduced cost.
Equity Healthcare is an affiliate of Blackstone, with whom Michael A. Dal Bello, James A. Quella and Neil P. Simpkins, members of our board of directors, are affiliated and in which they may have an indirect pecuniary interest.
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

Any transaction with the company in which a director, executive officer or beneficial holder of more than 5% of the total equity of the company, or any immediate family member of the foregoing (each, a “related person”) has a direct or indirect material interest, and where the amount involved exceeds $120,000, must be specifically disclosed by the company in its public filings. Any such transaction would be subject to the company’s written policy respecting the review, approval or ratification of related person transactions.
Under this policy:
•	the company or any of its subsidiaries may employ a related person in the ordinary course of business consistent with the company’s policies and practices with respect to the employment of non-related persons in similar positions; and

•	any other related person transaction that would be required to be publicly disclosed must be approved or ratified by the board of directors, a committee thereof or if it is impractical to defer consideration of the matter until a board or committee meeting, by a non-management director who is not involved in the transaction.
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
During fiscal year 2010, there were no transactions between the Company and a related person requiring approval under this policy.
Director Independence
Our board of directors has not made a formal determination as to whether each director is “independent” because we have no equity securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association, which has requirements that a majority of its board of directors be independent. All five of our directors have either been appointed by our equity Sponsors or are employed by us (Mr. Martin, our chairman and chief executive officer). Thus, we do not believe any of our directors would be considered independent under the New York Stock Exchange’s definition of independence.

Item 14. Principal Accounting Fees and Services.
Fees Paid to the Independent Auditor
The following table presents fees for professional services rendered by Ernst & Young LLP for the audit of Vanguard’s annual financial statements for 2009 and 2010, and fees billed for audit-related services, tax services and all other services rendered by Ernst & Young LLP for fiscal years 2009 and 2010.

	2009	2010
Audit Fees (1)	$852,712	$1,251,362
Audit-related fees	1,995	26,995

Audit and audit-related fees	854,707	1,278,357
Tax fees (2)	133,384	301,149
All other fees (3)	1,002,563	573,215

Total fees (4)	$1,990,654	$2,152,721

(1)	Audit fees for 2009 and 2010 include fees for the audit of the annual consolidated financial statements, reviews of the condensed consolidated financial statements included in Vanguard’s quarterly reports, debt offering comfort letters and statutory audits.

(2)	Tax fees for 2009 and 2010 consisted principally of fees for tax advisory services.

(3)	All other fees for 2009 and 2010 consisted of assistance in identification of Medicaid eligible days for inclusion in the Medicare cost reports for Medicare disproportionate share reimbursement; assistance in validating average wage rates in our markets used in Medicare reimbursement; assistance in preparing reports for us relating to payer matters; and assistance in preparing occupational mix survey data in accordance with CMS requirements.

(4)	Ernst & Young LLP full time, permanent employees performed all of the professional services described in this chart.
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
(1) Financial Statements. The accompanying index to financial statements on page 98 of this report is provided in response to this item.
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

VANGUARD HEALTH SYSTEMS, INC.		Date

By:	/s/ Charles N. Martin, Jr. Charles N. Martin, Jr.	August 26, 2010
Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Martin, Jr. Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	August 26, 2010

/s/ Phillip W. Roe Phillip W. Roe	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	August 26, 2010

/s/ Gary D. Willis Gary D. Willis	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	August 26, 2010

/s/ Michael A. Dal Bello Michael A. Dal Bello	Director	August 26, 2010

/s/ M. Fazle Husain M. Fazle Husain	Director	August 26, 2010

/s/ James A. Quella James A. Quella	Director	August 26, 2010

/s/ Neil P. Simpkins Neil P. Simpkins	Director	August 26, 2010

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

2.4
Purchase and Sale Agreement dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children’s Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children’s Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc.(6)

3.1	Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc.(1)

3.2	By-Laws of Vanguard Health Systems, Inc.(7)

4.1
Indenture, relating to the 8% Senior Notes, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the Guarantors party thereto and U.S. Bank National Association, as Trustee(24)

4.2
Registration Rights Agreement, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and Banc of America Securities LLC, Barclays Capital Inc. Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated(24)

4.3	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004(1)

4.4	First Supplemental Indenture, dated as of February 25, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee(25)

4.5
Second Supplemental Indenture, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee(5)

4.6
Registration Rights Agreement, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. the other guarantors named therein and Bank of America Securities LLC and Barclays Capital Inc. on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto(5)

Exhibit No.	Description

10.1
Credit Agreement, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Health Holding Company I, LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto(24)

10.2	Security Agreement, dated as of January 29, 2010, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent(25)

10.3	Vanguard Guaranty, dated as of January 29, 2010, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent(25)

10.4	Subsidiaries Guaranty, dated as of January 29, 2010, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent(25)

10.5	Pledge Agreement, dated as of January 29, 2010, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent(25)

10.6	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC(1)

10.7	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004(1)

10.8	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan(1)(3)

10.9	VHS Holdings LLC 2004 Unit Plan(1)(3)

10.10	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan(2)(3)

10.11	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004(1)(3)

10.12	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004(1)(3)

10.13	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of September 23, 2004(1)(3)

10.14	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004(1)(3)

10.15	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc. dated as of September 23, 2004 for Vice Presidents and above (1)(3)

10.16	Amended and Restated Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. executed on September 8, 2004, but effective as of September 1, 2004(1)

10.17	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of VHS Acquisition Subsidiary Number 5, Inc., dated as of September 8, 2004(1)

10.18	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003(4)

10.19	Form of Performance Option Under 2004 Stock Incentive Plan(1)(3)

10.20	Form of Time Option Under 2004 Stock Incentive Plan(1)(3)

Exhibit No.	Description

10.21	Form of Liquidity Event Option Under 2004 Stock Incentive Plan(1)(3)

10.22
Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto(1)

10.23	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004(1)(3)

10.24	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004(1)(3)

10.25	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004(1)(3)

10.26	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004(1)(3)

10.27	First Amendment of VHS Holdings LLC 2004 Unit Plan(3)(7)

10.28	Form of Restricted Stock Unit Agreement (Time Vesting RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)

10.29	Form of Restricted Stock Unit Agreement (Liquidity Event RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)

10.30	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005(3)(9)

10.31	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2005(3)(9)

10.32	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2005(3)(9)

10.33	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005(3)(9)

10.34	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC(9)

10.35	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005(3)(9)

10.36	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006(3)(10)

10.37	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006(3)(10)

10.38	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006(3)(12)

10.39	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2007(3)(15)

Exhibit No.	Description

10.40	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2007(3)(15)

10.41	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of October 1, 2007(3)(15)

10.42	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of November 7, 2007(3)(15)

10.43	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of October 1, 2007(3)(15)

10.44	Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace dated as of November 15, 2007(3)(15)

10.45	Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe dated as of November 15, 2007(3)(15)

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

10.50	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of June 30, 2008(3)(20)

10.51	Form of Severance Protection Agreement of Vanguard Health Systems, Inc. in use for Vice Presidents and above employed after October 1, 2007(3)(20)

10.52	Arizona Health Care Cost Containment System Administration RFP re Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC awarded May 13, 2008(20)

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

Exhibit No.	Description

10.55
Contract Amendment Number 2, executed on January 16, 2009, but effective as of January 15, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(18)

10.56
Contract Amendment Number 3, executed on April 6, 2009, but effective as of May 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(19)

10.57
Contract Amendment Number 4, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (8)

10.58
Contract Amendment Number 5, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (8)

10.59	Amendment Number 6 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 13, 2009(3)(19)

10.60	Form of Indemnification Agreement between the Company and each of its directors and executive officers (3)(22)

10.61	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 5, 2009(3)(8)

10.62	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 5, 2009(3)(8)

10.63	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of May 5, 2009(3)(8)

10.64	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 5, 2009(3)(8)

10.65	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 5, 2009(3)(8)

10.66	Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D. dated as of December 31, 2008(3)(8)

10.67	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D. dated as of May 5, 2009(3)(8)

10.68	Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins dated as of July 1, 2009(3)(8)

10.69	Vanguard Health Systems, Inc. 2009 Long Term Incentive Plan (3)(23)

10.70	Amendment No. 7 to Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(23)

10.71
Contract Amendment Number 6, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(11)

Exhibit No.	Description

10.72
Contract Amendment Number 7, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(11)

10.73
Contract Amendment Number 8, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(11)

10.74
Contract Amendment Number 9, executed on October 13, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System(11)

10.75
Amendment No. 1, dated as of November 3, 2009, to Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and Charles N. Martin, Jr., as proxyholder for certain employees party thereto (13)

10.76	Amendment No. 2, dated as of January 13, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (25)

10.77	Amendment No. 3, dated as of January 28, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (25)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of Vanguard Health Systems, Inc.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Asset Purchase Agreement, dated as of March 17, 2010, among West Suburban Medical Center, Westlake Community Hospital, Resurrection Services, Resurrection Ambulatory Services, VHS Westlake Hospital, Inc., and VHS West Suburban Medical Center, Inc (14)

99.2
First Amendment to Asset Purchase Agreement dated as of July 31, 2010, among West Suburban Medical Center, Westlake Community Hospital, Resurrection Services, Resurrection Ambulatory Services, VHS Westlake Hospital, Inc., VHS West Suburban Medical Center, Inc., VHS Acquisition Subsidiary Number 4, Inc., Midwest Pharmacies, Inc. and MacNeal Physicians Group, LLC(14)

(1)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on November 12, 2004 (Registration No. 333-120436).

(2)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-1 first filed on October 19, 2001 (Registration No. 333-71934).

(3)	Management compensatory plan or arrangement.

(4)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated January 14, 2003, File No. 333-71934.

(5)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated July 19, 2010, File No. 333-71934.

(6)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated June 15, 2010, File No. 333-71934.

(7)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2005, File No. 333-71934.

(8)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2009, File No. 333-71934.

(9)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, File No. 333-71934.

(10)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 333-71934.

(11)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, File No. 333-71934.

(12)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, File No. 333-71934.

(13)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, File No. 333-71934.

(14)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated August 4, 2010, File No. 333-71934.

(15)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, File No. 333-71934.

(16)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated May 9, 2008, File No. 333-71934.

(17)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated May 16, 2008, File No. 333-71934.

(18)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, File No. 333-71934.

(19)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 333-71934.

(20)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2008, File No. 333-71934.

(21)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 333-71934.

(22)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated May 6, 2009, File No. 333-71934.

(23)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated August 21, 2009, File No. 333-71934.

(24)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K, dated February 3, 2010, File No. 333-71934.

(25)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on March 3, 2010 (Registration No. 333-165157).