Form 10-Q
period 2010-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2010-11-09
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☑ No *

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 749,104 shares of registrant’s common stock outstanding as of as of November 1, 2010 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	June 30,	September 30,
	2010	2010
	(In millions, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$257.6	$471.8
Restricted cash	2.3	2.5
Accounts receivable, net of allowance for doubtful accounts of approximately $75.6 and $83.8, respectively	270.4	292.9
Inventories	49.6	53.6
Deferred tax assets	21.9	13.7
Prepaid expenses and other current assets	119.2	67.6

Total current assets	721.0	902.1
Property, plant and equipment, net of accumulated depreciation	1,203.8	1,221.6
Goodwill	649.1	657.2
Intangible assets, net of accumulated amortization	66.0	69.3
Deferred tax assets, noncurrent	50.0	61.2
Investments in auction rate securities	19.8	19.3
Other assets	19.9	19.7

Total assets	$2,729.6	$2,950.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$194.8	$182.5
Accrued salaries and benefits	144.9	140.7
Accrued health plan claims and settlements	149.8	171.8
Accrued interest	41.4	26.8
Other accrued expenses and current liabilities	76.9	84.4
Current maturities of long-term debt	8.2	8.2

Total current liabilities	616.0	614.4
Professional and general liability and workers compensation reserves	83.6	87.9
Other liabilities	31.6	32.2
Long-term debt, less current maturities	1,743.8	1,959.0
Commitments and contingencies
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $.01 par value; 1,000,000 shares authorized; 749,104 issued and outstanding at June 30, 2010 and September 30, 2010	—	—
Additional paid-in capital	354.9	356.1
Accumulated other comprehensive loss	(2.5)	(2.5)
Retained deficit	(105.9)	(104.7)

Total Vanguard Health Systems, Inc. stockholders’ equity	246.5	248.9
Non-controlling interests	8.1	8.0

Total equity	254.6	256.9

Total liabilities and equity	$2,729.6	$2,950.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter ended September 30,
	2009	2010
	(In millions)

Patient service revenues	$615.6	$693.3
Premium revenues	204.3	220.6

Total revenues	819.9	913.9

Costs and Expenses:
Salaries and benefits (includes stock compensation of $1.9 and $1.2, respectively)	312.7	354.8
Health plan claims expense	161.0	174.1
Supplies	110.8	121.0
Provision for doubtful accounts	37.2	51.8
Purchased services	46.7	51.0
Non-income taxes	14.2	16.2
Rents and leases	10.9	11.0
Other operating expenses	59.4	57.5
Depreciation and amortization	33.6	37.2
Interest, net	27.2	34.8
Other	1.1	4.8

Income (loss) from continuing operations before income taxes	5.1	(0.3)
Income tax benefit (expense)	(2.1)	2.4

Income from continuing operations	3.0	2.1
Income (loss) from discontinued operations, net of taxes	(0.6)	0.1

Net income	2.4	2.2
Less: Net income attributable to non-controlling interests	(0.9)	(1.0)

Net income attributable to Vanguard Health Systems, Inc. stockholders	$1.5	$1.2

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income from continuing operations, net of taxes	$2.1	$1.1
Income (loss) from discontinued operations, net of taxes	(0.6)	0.1

Net income attributable to Vanguard Health Systems, Inc. stockholders	$1.5	$1.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Quarter ended September 30, 2010
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
	(In millions, except share amounts)

Balance at June 30, 2010	749,104	$—	$354.9	$(2.5)	$(105.9)	$8.1	$254.6
Stock compensation (non-cash)	—	—	1.2	—	—	—	1.2
Distributions paid to non-controlling interests	—	—	—	—	—	(1.1)	(1.1)
Comprehensive income:
Net income	—	—	—	—	1.2	1.0	2.2

Total comprehenive income				—	1.2	1.0	2.2

Balance at September 30, 2010	749,104	$—	$356.1	$(2.5)	$(104.7)	$8.0	$256.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter ended September 30,
	2009	2010
	(In millions)
Operating activities:
Net income	$2.4	$2.2
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	0.6	(0.1)
Depreciation and amortization	33.6	37.2
Provision for doubtful accounts	37.2	51.8
Amortization of loan costs	1.4	1.2
Accretion of principal on notes	5.7	0.7
Acquisition related expenses	—	3.7
Stock compensation	1.9	1.2
Deferred income taxes	1.7	(3.1)
Changes in operating assets and liabilities, net of the impact of acquisitions:
Accounts receivable	(39.5)	(59.7)
Inventories	(0.4)	(0.3)
Prepaid expenses and other current assets	10.3	53.1
Accounts payable	39.8	(15.9)
Accrued expenses and other liabilities	27.1	28.1

Net cash provided by operating activities — continuing operations	121.8	100.1
Net cash provided by (used in) operating activities — discontinued operations	(0.1)	0.1

Net cash provided by operating activities	121.7	100.2

Investing activities:
Acquisitions and related expenses	(1.5)	(49.5)
Capital expenditures	(33.8)	(44.6)
Proceeds from asset dispositions	0.1	—
Sales of auction rate securities	—	0.5
Other	0.3	(0.4)

Net cash used in investing activities — continuing operations	(34.9)	(94.0)
Net cash used in investing activities — discontinued operations	(0.2)	—

Net cash used in investing activities	(35.1)	(94.0)

Financing activities:
Payments of long-term debt	(1.9)	(2.0)
Proceeds from debt borrowings	—	216.6
Payments of refinancing costs and fees	—	(5.5)
Payments related to derivative instrument with financing element	(2.7)	—
Distributions paid to non-controlling interests and other	(0.9)	(1.1)

Net cash provided by (used in) financing activities	(5.5)	208.0

Net increase in cash and cash equivalents	81.1	214.2
Cash and cash equivalents, beginning of period	308.2	257.6

Cash and cash equivalents, end of period	$389.3	$471.8

Supplemental cash flow information:
Net cash paid for interest	$7.7	$48.4

Net cash received for income taxes	$—	$(0.5)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
1. BUSINESS AND BASIS OF PRESENTATION
Business
Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of September 30, 2010, Vanguard’s affiliates owned and managed 17 acute care hospitals with 4,490 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying condensed consolidated financial statements. Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $15.9 million and $17.3 million for the quarters ended September 30, 2009 and 2010, respectively.
The unaudited condensed consolidated financial statements as of September 30, 2010 and for the quarters ended September 30, 2009 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2011. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2010 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on August 26, 2010. The balance sheet at June 30, 2010, has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2010 10-K.
Use of Estimates
In preparing Vanguard’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
2. BUSINESS COMBINATIONS
Completed Acquisition
Effective August 1, 2010, Vanguard acquired substantially all of the assets used in the operations of Westlake Hospital in Melrose Park, Illinois and West Suburban Medical Center in Oak Park, Illinois, (collectively, “the Illinois Hospitals”) from certain affiliates of Resurrection Health Care of Chicago, Illinois. These assets included the two general acute care hospital facilities with a combined 459 licensed beds, the real property on which each facility is located, their respective current assets (except cash and certain other current assets) and outpatient facilities and other healthcare assets related to each such hospital, such as outpatient facilities located in River Forest, Illinois and three physician clinics located in Oak Park and Melrose Park, Illinois. The cash purchase price for the acquired assets was approximately $45.3 million. The working capital acquired is subject to a settlement during Vanguard’s second fiscal quarter of fiscal 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Under the acquisition method of accounting, the purchase price of the Illinois Hospitals was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of August 1, 2010. Vanguard has completed the preliminary purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date. However, certain adjustments to acquired property, plant and equipment values may become necessary as additional appraisal information becomes available. The excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill.
The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$14.6
Inventories	3.7
Prepaid expenses and other current assets	2.4
Property and equipment	26.9
Goodwill	8.1
Other assets	1.0

Total assets acquired	56.7

Accounts payable	3.6
Other current liabilities	7.8

Total liabilities assumed	11.4

Net assets acquired	$45.3

The $8.1 million of goodwill was assigned to the acute care services segment. All $8.1 million is expected to be deductible for tax purposes.
Pro Forma Information
Revenues of $45.9 million and a loss from continuing operations before income taxes of $1.0 million for the Illinois Hospitals are included in Vanguard’s consolidated results of operations beginning August 1, 2010. The following table provides certain pro forma financial information for Vanguard as if the acquisition of the Illinois Hospitals occurred as of the beginning of the fiscal year for each period presented (in millions).

	Quarter ended	Quarter ended
	September 30,	September 30,
	2009	2010

Total revenues	$891.2	$936.8

Loss from continuing operations, before income taxes	$(3.8)	$(2.8)

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Under the purchase agreement, Vanguard will acquire all of DMC’s assets (other than donor restricted assets and certain other assets) and assume all of its liabilities (other than its outstanding bonds and notes and certain other liabilities). The cash purchase price, which we currently estimate to be approximately $391.0 million, depends upon the outstanding amount of debt and accrued interest to be repaid and the value of certain assets designated for debt retirement on the closing date. The estimated $391.0 million cash payment represents Vanguard’s full cash funding obligations to DMC in order to close the transaction, except for its assumption or payment of DMC’s usual and customary transaction expenses. The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC, which Vanguard anticipates will be funded over seven to fifteen years based upon actuarial assumptions and estimates, as adjusted periodically by actuaries. Vanguard’s previous estimate of this liability as of December 31, 2009 was $184 million. However, due to anticipated changes in certain actuarial assumptions, Vanguard believes that this liability could be significantly higher when a new estimate is made as of the acquisition closing date. Vanguard will also commit to spend $500.0 million in capital expenditures in the DMC facilities during the five years subsequent to closing of the transaction, which amount relates to a specific project list agreed to between the DMC board of representatives and Vanguard. In addition, Vanguard will commit to spend $350.0 million during this five-year period relating to the routine capital needs of the DMC facilities. The acquisition is pending review and approval by the Michigan Attorney General and is subject to the completion of other regulatory processes. Assuming these pending matters are resolved, Vanguard expects to close the transaction by December 31, 2010.
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
The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of September 30, 2010, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
Assets:
Investments in auction rate securities	$19.3	$—	$—	$19.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table provides a reconciliation of the beginning and ending balances for the quarter ended September 30, 2010 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

	Balance at		Balance at
	June 30, 2010	Redemptions	September 30, 2010

Investments in auction rate securities	$19.8	$0.5	$19.3

There was no significant change in the fair value measurements using significant Level 3 unobservable inputs from June 30, 2010 to September 30, 2010.
Auction Rate Securities
As of September 30, 2010, Vanguard held $19.3 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying condensed consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the ARS was $24.0 million at September 30, 2010. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $19.3 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in the pertinent accounting guidance, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value recovering to par value.
In September 2008, Vanguard received a tender offer for $10.0 million par value of ARS at 94% of par value. As a result of Vanguard’s acceptance of the tender offer and the other-than-temporary decline in fair value, Vanguard recorded a $0.6 million realized holding loss on these ARS during the quarter ended September 30, 2008. However, the tender offer contained certain conditions that were not met as of the December 2008 deadline, and the tender failed. As a result of the failed tender and continued lack of immediate marketability, all ARS are presented as long-term assets on the accompanying condensed consolidated balance sheets. Vanguard recorded temporary impairments of $4.1 million ($2.5 million, net of taxes) related to the ARS during the fiscal year ended June 30, 2009, which are included in accumulated other comprehensive loss (“AOCL”) on the condensed consolidated balance sheets. In addition, approximately $0.5 million of the ARS were redeemed at par during the quarter ended September 30, 2010.
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
Long-Term Debt
The fair values of the 8.0% Notes and the 2010 term loan facility (both as defined in Note 6) as of September 30, 2010 were approximately $1,195.6 million and $807.9 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
4. STOCK BASED COMPENSATION
Vanguard has a stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Plan”), which, as amended, provides for the issuance of options, stock appreciation rights, restricted stock units or other stock-based awards in respect of Vanguard’s common stock. As of September 30, 2010, the 2004 Plan allows the granting of stock-based awards for the issuance of up to 145,611 shares of the common stock of Vanguard to its employees and certain other grantees. As of September 30, 2010, Vanguard has issued only stock options and restricted stock units under the 2004 Plan.
The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board or a committee thereof. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Performance Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price equal to $2,599.53 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Plan. As of September 30, 2010, 112,380 options were outstanding under the 2004 Plan.
The restricted stock units may be granted as Time Vesting Units or Liquidity Event Units. The Time Vesting Units vest 20% on each of the first five anniversaries of the date of grant, while the Liquidity Event Units vest on the eighth anniversary of the date of grant subject to accelerated vesting upon the occurrence of a qualifying Liquidity Event. Upon a change of control, all Time Vesting Units fully vest, and Liquidity Event Units fully vest if the change in control constitutes a Liquidity Event. As of September 30, 2010, 4,335 restricted stock units were outstanding under the 2004 Plan.
For the quarters ended September 30, 2009 and 2010 Vanguard recognized salaries and benefits expense related to the 2004 Plan of $1.9 million and $1.2 million, respectively.
5. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2010 and September 30, 2010 (in millions).

	Gross Carrying Amount		Accumulated Amortization
Class of Intangible Asset	June 30, 2010	September 30, 2010	June 30, 2010	September 30, 2010
Amortized intangible assets:
Deferred loan costs	$39.1	$44.5	$1.9	$3.1
Contracts	31.4	31.4	18.0	18.8
Physician income and other guarantees	31.1	32.3	25.0	26.1
Other	8.8	8.9	2.7	3.0

Subtotal	110.4	117.1	47.6	51.0
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	—	—

Total	$113.6	$120.3	$47.6	$51.0

Amortization expense for contract-based intangibles and other intangible assets during the quarters ended September 30, 2009 and 2010 was approximately $1.0 million and $1.1 million, respectively.
Amortization of deferred loan costs of $1.4 million and $1.2 million during the quarters ended September 30, 2009 and 2010, respectively, is included in net interest. Vanguard capitalized approximately $5.4 million of additional deferred loan costs during the quarter ended September 30, 2010 associated with the additional $225.0 million of 8.0% senior unsecured notes issued in July 2010 (See Note 6). Amortization of physician income and other guarantees of $1.8 million and $1.1 million during the quarters ended September 30, 2009 and 2010, respectively, is included in purchased services or other operating expenses.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
During the quarter ended September 30, 2010, goodwill increased by $8.1 million related to the acquisition of the Illinois Hospitals.
6. FINANCING ARRANGEMENTS
A summary of Vanguard’s long-term debt as of June 30, 2010 and September 30, 2010 follows (in millions).

	June 30, 2010	September 30, 2010
8.0% Senior Unsecured Notes	$937.0	$1,154.2
Term loans payable under credit facility due 2016	815.0	813.0

	1,752.0	1,967.2
Less: current maturities	(8.2)	(8.2)

	$1,743.8	$1,959.0

8.0% Notes
On January 29, 2010, Vanguard completed a comprehensive refinancing plan (the “Refinancing”). In connection with the Refinancing on January 29, 2010, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $950.0 million ($936.3 million cash proceeds) 8% Senior Unsecured Notes due February 1, 2018 (“8.0% Notes”). Interest on the 8.0% Notes is payable semi-annually in August and February of each year. The 8.0% Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future senior unsecured indebtedness of the Issuers. The $13.7 million discount is accreted to par over the term of the 8.0% Notes. All payments on the 8.0% Notes are guaranteed jointly and severally on a senior unsecured basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the senior credit facilities.
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
On July 14, 2010, the Issuers entered into a Second Supplemental Indenture, under which the Issuers co-issued (the “Add-on Notes Offering”) $225.0 million ($216.6 million cash proceeds) aggregate principal amount of 8.0% Senior Notes due 2018 (the “Add-on Notes”), which are guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of VHS Holdco II. The Add-on Notes Offering was made under the indenture governing the 8.0% Notes that were issued on January 29, 2010 as part of the Refinancing. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The discount of $8.4 million is accreted to par over the remaining term of the Add-on Notes. The proceeds from the Add-on Notes are intended to be used to finance, in part, Vanguard’s acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the foregoing. Should the DMC acquisition not be completed, Vanguard will use these proceeds for general corporate purposes, including other acquisitions.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Credit Facility Debt
In connection with the Refinancing on January 29, 2010, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Co-borrowers”), entered into new senior secured credit facilities (the “2010 credit facilities”) with various lenders and Bank of America, N.A. as administrative agent, and repaid all amounts outstanding under the previous credit facility. The 2010 credit facilities include a six-year term loan facility (the “2010 term loan facility”) in the aggregate principal amount of $815.0 million and a five-year $260.0 million revolving credit facility (the “2010 revolving facility”).
In addition, subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of certain other conditions, the Co-borrowers may request an incremental term loan facility to be added to the 2010 term loan facility. The Co-borrowers may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving capacity and the satisfaction of other conditions. Vanguard’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $231.7 million as of September 30, 2010.
The 2010 term loan facility bears interest at a rate equal to, at Vanguard’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of September 30, 2010. Vanguard also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until maturity of the term debt.
Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($28.3 million of which were outstanding at September 30, 2010). Vanguard also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility.
The 2010 credit facilities contain numerous covenants that restrict Vanguard or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. Vanguard was in compliance with each of these debt covenants as of September 30, 2010. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.
Future Maturities
The aggregate annual principal payments of long-term debt for each of the next five fiscal years and thereafter are as follows: 2011 — $8.2 million; 2012 — $8.1 million; 2013 — $8.1 million; 2014 — $8.1 million; 2015 — $8.1 million and $1,947.4 million thereafter.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Quarter ended September 30,
	2009	2010
Current:
Federal	$—	$0.2
State	0.4	0.5

Total current	0.4	0.7

Deferred:
Federal	1.6	(0.6)
State	(0.5)	(1.0)

Total deferred	1.1	(1.6)
Change in valuation allowance	0.6	(1.5)

Total income tax expense (benefit)	$2.1	$(2.4)

As of September 30, 2010, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $141.0 million and $683.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2020 to 2031 and 2011 to 2031, respectively.
Vanguard’s U.S. federal income tax returns for tax years 2006 and subsequent years remain subject to examination by the Internal Revenue Service.
8. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net income attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity but are excluded from net income attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income, net of taxes, for the quarters ended September 30, 2009 and 2010 (in millions).

	Quarter ended September 30,
	2009	2010
Net income attributable to Vanguard Health Systems, Inc. stockholders	$1.5	$1.2
Change in fair value of interest rate swap	1.7	—
Change in income tax expense	(0.6)	—
Net income attributabe to non-controlling interests	0.9	1.0

Comprehensive income	$3.5	$2.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2010 and September 30, 2010 are as follows (in millions).

	June 30, 2010	September 30, 2010
Unrealized holding loss on investments in auction rate securities	$(4.1)	$(4.1)
Income tax benefit	1.6	1.6

Accumulated other comprehensive loss	$(2.5)	$(2.5)

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-26, “Financial Services —Insurance” (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 provides guidance on accounting for deferred policy acquisition costs of internal replacements of insurance and investment contracts. The amendments in this ASU specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. ASU 2010-26 is effective for Vanguard’s fiscal year beginning July 1, 2012, with early adoption permitted, and is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.
In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability existing due to the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. ASU 2010-23 is effective for Vanguard’s fiscal year beginning July 1, 2011 and is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows although additional disclosures may be required.
Also in August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. ASU 2010-24 is effective for Vanguard’s quarter beginning January 1, 2011 and is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows although additional disclosures may be required.
10. SEGMENT INFORMATION
Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Plan, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona, and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide unaudited condensed financial information by operating segment for the quarters ended September 30, 2009 and 2010, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Quarter ended September 30, 2009
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$615.6	$—	$—	$615.6
Premium revenues	—	204.3	—	204.3
Intersegment revenues	10.6	—	(10.6)	—

Total revenues	626.2	204.3	(10.6)	819.9

Salaries and benefits (excludes stock compensation)	302.3	8.5	—	310.8
Health plan claims expense (1)	—	161.0	—	161.0
Supplies	110.8	—	—	110.8
Provision for doubtful accounts	37.2	—	—	37.2
Other operating expenses-external	121.4	9.8	—	131.2
Operating expenses-intersegment	—	10.6	(10.6)	—

Total operating expenses	571.7	189.9	(10.6)	751.0

Segment EBITDA (2)	54.5	14.4	—	68.9
Less:
Interest, net	27.4	(0.2)	—	27.2
Depreciation and amortization	32.6	1.0	—	33.6
Equity method income	(0.2)	—	—	(0.2)
Stock compensation	1.9	—	—	1.9
Monitoring fees and expenses	1.3	—	—	1.3

Income (loss) from continuing operations before income taxes	$(8.5)	$13.6	$—	$5.1

Segment assets	$2,607.9	$182.6	$—	$2,790.5

Capital expenditures	$33.8	$—	$—	$33.8

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Quarter ended September 30, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$693.3	$—	$—	$693.3
Premium revenues	—	220.6	—	220.6
Intersegment revenues	10.8	—	(10.8)	—

Total revenues	704.1	220.6	(10.8)	913.9

Salaries and benefits (excludes stock compensation)	345.4	8.2	—	353.6
Health plan claims expense (1)	—	174.1	—	174.1
Supplies	121.0	—	—	121.0
Provision for doubtful accounts	51.8	—	—	51.8
Other operating expenses-external	125.2	10.5	—	135.7
Operating expenses-intersegment	—	10.8	(10.8)	—

Total operating expenses	643.4	203.6	(10.8)	836.2

Segment EBITDA (2)	60.7	17.0	—	77.7
Less:
Interest, net	35.1	(0.3)	—	34.8
Depreciation and amortization	36.1	1.1	—	37.2
Equity method income	(0.3)	—	—	(0.3)
Stock compensation	1.2	—	—	1.2
Monitoring fees and expenses	1.4	—	—	1.4
Acquisition related expenses	3.7	—	—	3.7

Income (loss) from continuing operations before income taxes	$(16.5)	$16.2	$—	$(0.3)

Segment assets	$2,754.7	$195.7	$—	$2,950.4

Capital expenditures	$44.6	$—	$—	$44.6

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized holding losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs and impairment losses. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
11. CONTINGENCIES AND HEALTHCARE REGULATION
Contingencies
Vanguard is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on Vanguard’s financial position or results of operations, except for the new implantable cardioverter defibrillator matter set forth in Item 1 of Part II of this report.
Capital Expenditure Commitments
Earlier in calendar 2010, Vanguard entered into a $56.4 million agreement for the construction of a replacement facility for one of its hospitals in San Antonio, Texas. Vanguard expects to spend a total of $86.2 million, including costs to equip, to complete the project and expects the new facility to open during the first quarter of its fiscal year 2012. Through September 30, 2010, Vanguard had spent $27.6 million, of the total budgeted $86.2 million, related to this replacement facility. As of September 30, 2010, Vanguard estimated its remaining commitments to complete all capital projects in process to be approximately $52.6 million.
Professional and General Liability Insurance
Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. Vanguard maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention maintained through Vanguard’s captive insurance subsidiary and/or another of its subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million. During the quarter ended September 30, 2010, Vanguard reduced its professional and general liability reserve by $0.5 million and reduced its workers compensation reserve by $1.7 million for changes in claims development related to prior years.
Patient Service Revenues
Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements had no impact to income from continuing operations for the quarter ended September 30, 2009 and positively impacted Vanguard’s loss from continuing operations before income taxes by $0.7 million for the quarter ended September 30, 2010. Vanguard recorded $22.4 million and $20.6 million of charity care deductions during the quarters ended September 30, 2009 and 2010, respectively.
Governmental Regulation
Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs. Vanguard is not aware of any material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing, except for the new implantable cardioverter defibrillator matter set forth in Item 1 of Part II of this report.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Reimbursement
Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of Vanguard’s management, adequate provision has been made for any adjustments that may result from such reviews.
Laws and regulations governing Medicare, Medicaid and the other federal healthcare programs are complex and subject to interpretation. Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing related to Medicare and Medicaid programs, except for the new implantable cardioverter defibrillator matter set forth in Item 1 of Part II of this report. Moreover, Vanguard’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with such laws and regulations could result in significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.
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
Guarantees
Physician Guarantees
In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. Vanguard records a liability at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of September 30, 2010, Vanguard had a net intangible asset of $5.6 million and a remaining liability of $2.4 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees as of September 30, 2010 was approximately $3.7 million.
Other Guarantees
As part of its contract with the AHCCCS, one of Vanguard’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of September 30, 2010, Vanguard maintained this performance guarantee in the form of $50.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million. These surety bonds were increased to $55.0 million on October 1, 2010.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
12. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES
Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries had jointly and severally guaranteed Vanguard’s previously outstanding 9.0% senior notes on a subordinated basis and currently jointly and severally guarantee the 8.0% Notes. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities did not guarantee the previously outstanding 9.0% senior subordinated notes and currently do not guarantee the 8.0% Notes in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the previously outstanding 11.25% senior discount notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2010 and September 30, 2010 and for the quarters ended September 30, 2009 and 2010 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$198.6	$59.0	$—	$257.6
Restricted cash	—	—	—	0.6	1.7	—	2.3
Accounts receivable, net	—	—	—	249.4	21.0	—	270.4
Inventories	—	—	—	46.0	3.6	—	49.6
Prepaid expenses and other current assets	—	—	—	62.5	85.9	(7.3)	141.1

Total current assets	—	—	—	557.1	171.2	(7.3)	721.0
Property, plant and equipment, net	—	—	—	1,147.3	56.5	—	1,203.8
Goodwill	—	—	—	564.3	84.8	—	649.1
Intangible assets, net	—	37.2	—	14.8	14.0	—	66.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in auction rate securities	—	—	—	—	19.8	—	19.8
Other assets	—	—	—	69.7	0.2	—	69.9

Total assets	$608.8	$37.2	$—	$2,353.2	$346.5	$(616.1)	$2,729.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$158.2	$36.6	$—	$194.8
Accrued expenses and other current liabilities	—	41.4	—	212.9	158.7	—	413.0
Current maturities of long-term debt	—	8.2	—	(0.2)	0.2	—	8.2

Total current liabilities	—	49.6	—	370.9	195.5	—	616.0
Other liabilities	—	—	—	70.3	52.2	(7.3)	115.2
Long-term debt, less current maturities	—	1,743.8	—	—	—	—	1,743.8
Intercompany	354.2	(1,052.4)	—	1,177.0	(182.0)	(296.8)	—
Total equity (deficit)	254.6	(703.8)	—	735.0	280.8	(312.0)	254.6

Total liabilities and equity	$608.8	$37.2	$—	$2,353.2	$346.5	$(616.1)	$2,729.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
September 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$384.0	$87.8	$—	$471.8
Restricted cash	—	—	—	0.8	1.7	—	2.5
Accounts receivable, net	—	—	—	272.1	20.8	—	292.9
Inventories	—	—	—	49.7	3.9	—	53.6
Prepaid expenses and other current assets	—	—	—	57.1	29.6	(5.4)	81.3

Total current assets	—	—	—	763.7	143.8	(5.4)	902.1
Property, plant and equipment, net	—	—	—	1,166.2	55.4	—	1,221.6
Goodwill	—	—	—	572.4	84.8	—	657.2
Intangible assets, net	—	41.4	—	14.7	13.2	—	69.3
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in auction rate securities	—	—	—	—	19.3	—	19.3
Other assets	—	—	—	80.8	0.1	—	80.9

Total assets	$608.8	$41.4	$—	$2,597.8	$316.6	$(614.2)	$2,950.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$157.0	$25.5	$—	$182.5
Accrued expenses and other current liabilities	—	26.8	—	216.9	180.0	—	423.7
Current maturities of long-term debt	—	8.2	—	(0.2)	0.2	—	8.2

Total current liabilities	—	35.0	—	373.7	205.7	—	614.4
Other liabilities	—	—	—	71.8	53.7	(5.4)	120.1
Long-term debt, less current maturities	—	1,959.0	—	—	—	—	1,959.0
Intercompany	351.9	(1,212.7)	—	1,396.8	(231.5)	(304.5)	—
Total equity (deficit)	256.9	(739.9)	—	755.5	288.7	(304.3)	256.9

Total liabilities and equity	$608.8	$41.4	$—	$2,597.8	$316.6	$(614.2)	$2,950.4

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the quarter ended September 30, 2009

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$576.9	$45.2	$(6.5)	$615.6
Premium revenues	—	—	—	15.4	196.6	(7.7)	204.3

Total revenues	—	—	—	592.3	241.8	(14.2)	819.9

Salaries and benefits	1.9	—	—	286.7	24.1	—	312.7
Health plan claims expense	—	—	—	8.1	159.4	(6.5)	161.0
Supplies	—	—	—	102.3	8.5	—	110.8
Provision for doubtful accounts	—	—	—	34.8	2.4	—	37.2
Purchased services	—	—	—	41.4	5.3	—	46.7
Other operating expenses	—	—	—	63.8	17.5	(7.7)	73.6
Rents and leases	—	—	—	9.0	1.9	—	10.9
Depreciation and amortization	—	—	—	29.9	3.7	—	33.6
Interest, net	—	22.3	5.8	(1.6)	0.7	—	27.2
Management fees	—	—	—	(4.3)	4.3	—	—
Other	—	—	—	1.1	—	—	1.1

Total costs and expenses	1.9	22.3	5.8	571.2	227.8	(14.2)	814.8

Income (loss) from continuing operations before income taxes	(1.9)	(22.3)	(5.8)	21.1	14.0	—	5.1
Income tax benefit (expense)	(2.1)	—	—	—	(4.3)	4.3	(2.1)
Equity in earnings of subsidiaries	5.5	—	—	—	—	(5.5)	—

Income (loss) from continuing operations	1.5	(22.3)	(5.8)	21.1	9.7	(1.2)	3.0
Loss from discontinued operations, net of taxes	—	—	—	(0.6)	—	—	(0.6)

Net income (loss)	1.5	(22.3)	(5.8)	20.5	9.7	(1.2)	2.4
Less: Net income attributable to non- controlling interests	—	—	—	(0.9)	—	—	(0.9)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.5	$(22.3)	$(5.8)	$19.6	$9.7	$(1.2)	$1.5

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the quarter ended September 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$652.5	$48.1	$(7.3)	$693.3
Premium revenues	—	—	—	14.8	206.7	(0.9)	220.6

Total revenues	—	—	—	667.3	254.8	(8.2)	913.9

Salaries and benefits	1.2	—	—	328.4	25.2	—	354.8
Health plan claims expense	—	—	—	7.9	173.5	(7.3)	174.1
Supplies	—	—	—	112.8	8.2	—	121.0
Provision for doubtful accounts	—	—	—	49.7	2.1	—	51.8
Purchased services	—	—	—	44.6	6.4	—	51.0
Other operating expenses	0.1	—	—	61.7	12.8	(0.9)	73.7
Rents and leases	—	—	—	9.2	1.8	—	11.0
Depreciation and amortization	—	—	—	34.3	2.9	—	37.2
Interest, net	—	36.2	—	(2.4)	1.0	—	34.8
Debt extinguishment costs	—	—	—	—	—	—	—
Management fees	—	—	—	(4.1)	4.1	—	—
Other	—	—	—	4.8	—	—	4.8

Total costs and expenses	1.3	36.2	—	646.9	238.0	(8.2)	914.2

Income (loss) from continuing operations before income taxes	(1.3)	(36.2)	—	20.4	16.8	—	(0.3)
Income tax benefit (expense)	2.4	—	—	—	(5.5)	5.5	2.4
Equity in earnings of subsidiaries	0.1	—	—	—	—	(0.1)	—

Income (loss) from continuing operations	1.2	(36.2)	—	20.4	11.3	5.4	2.1
Income from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1

Net income (loss)	1.2	(36.2)	—	20.5	11.3	5.4	2.2
Less: Net income attributable to non- controlling interests	—	—	—	(1.0)	—	—	(1.0)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(36.2)	$—	$19.5	$11.3	$5.4	$1.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the quarter ended September 30, 2009

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$1.5	$(22.3)	$(5.8)	$20.5	$9.7	$(1.2)	$2.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations, net of taxes	—	—	—	0.6	—	—	0.6
Depreciation and amortization	—	—	—	29.9	3.7	—	33.6
Provision for doubtful accounts	—	—	—	34.8	2.4	—	37.2
Deferred income taxes	1.7	—	—	—	—	—	1.7
Amortization of loan costs	—	1.3	0.1	—	—	—	1.4
Accretion of principal on senior discount notes	—	—	5.7	—	—	—	5.7
Stock compensation	1.9	—	—	—	—	—	1.9
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(5.5)	—	—	—	—	5.5	—
Accounts receivable	—	—	—	(34.8)	(4.7)	—	(39.5)
Inventories	—	—	—	(0.3)	(0.1)	—	(0.4)
Prepaid expenses and other current assets	—	—	—	0.2	10.1	—	10.3
Accounts payable	—	—	—	31.6	8.2	—	39.8
Accrued expenses and other liabilities	0.4	11.2	—	12.7	7.1	(4.3)	27.1

Net cash provided by (used in) operating activities — continuing operations	—	(9.8)	—	95.2	36.4	—	121.8
Net cash used in operating activities — discontinued operations	—	—	—	(0.1)	—	—	(0.1)

Net cash provided by (used in) operating activities	—	(9.8)	—	95.1	36.4	—	121.7

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the quarter ended September 30, 2009
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Gurantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Capital expenditures	$—	$—	$—	$(31.8)	$(2.0)	$—	$(33.8)
Acquisitions and related expenses	—	—		(1.5)	—	—	(1.5)
Proceeds from asset dispositions	—	—	—	0.1	—	—	0.1
Other	—	—	—	0.1	—	—	0.1

Net cash used in investing activities — continuing operations	—	—	—	(33.1)	(2.0)	—	(35.1)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—	—

Net cash used in investing activities	—	—	—	(33.1)	(2.0)	—	(35.1)

Financing activities:
Payments of long-term debt	—	(1.9)	—	—	—	—	(1.9)
Financing portion of hedge interest payments	(2.7)	—	—	—	—	—	(2.7)
Cash provided by (used in) intercompany activity	2.7	11.7	—	74.8	(87.7)	(1.5)	—
Distributions paid to non-controlling interests and other	—	—	—	—	(2.4)	1.5	(0.9)

Net cash provided by (used in) financing activities	—	9.8	—	74.8	(90.1)	—	(5.5)

Net increase (decrease) in cash and cash equivalents	—	—	—	136.8	(55.7)	—	81.1
Cash and cash equivalents, beginning of period	—	—	—	168.3	139.9	—	308.2

Cash and cash equivalents, end of period	$—	$—	$—	$305.1	$84.2	$—	$389.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the quarter ended September 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$1.2	$(36.2)	$—	$20.5	$11.3	$5.4	$2.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)
Depreciation and amortization	—	—	—	34.3	2.9	—	37.2
Provision for doubtful accounts	—	—	—	49.7	2.1	—	51.8
Deferred income taxes	(3.1)	—	—	—	—	—	(3.1)
Amortization of loan costs	—	1.2	—	—	—	—	1.2
Accretion of principal on senior discount notes	—	0.7	—	—	—	—	0.7
Stock compensation	1.2	—	—	—	—	—	1.2
Acquisition related expenses	—	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(0.1)	—	—	—	—	0.1	—
Accounts receivable	—	—	—	(57.9)	(1.8)	—	(59.7)
Inventories	—	—	—	—	(0.3)	—	(0.3)
Prepaid expenses and other current assets	—	—	—	(3.1)	56.2	—	53.1
Accounts payable	—	—	—	(4.8)	(11.1)	—	(15.9)
Accrued expenses and other liabilities	0.8	(14.5)	—	39.0	22.8	(20.0)	28.1

Net cash provided by (used in) operating activities — continuing operations	—	(48.8)	—	81.3	82.1	(14.5)	100.1
Net cash provided by operating activities — discontinued operations	—	—	—	0.1	—	—	0.1

Net cash provided by (used in) operating activities	—	(48.8)	—	81.4	82.1	(14.5)	100.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the quarter ended September 30, 2010
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Gurantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Capital expenditures	$—	$—	$—	$(43.7)	$(0.9)	$—	$(44.6)
Acquisitions and related expenses	—	—		(49.5)	—	—	(49.5)
Sales of auction rate securities	—	—	—	—	0.5	—	0.5
Other	—	—	—	(0.4)	—	—	(0.4)

Net cash used in investing activities — continuing operations	—	—	—	(93.6)	(0.4)	—	(94.0)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—	—

Net cash used in investing activities	—	—	—	(93.6)	(0.4)	—	(94.0)

Financing activities:
Payments of long-term debt	—	(2.0)	—	—	—	—	(2.0)
Proceeds from debt borrowings	—	216.6	—	—	—	—	216.6
Payments of refinancing costs and fees	—	(5.5)	—	—	—	—	(5.5)
Distributions	—	—	—	—	(3.4)	2.3	(1.1)
Cash provided by (used in) intercompany activity	—	(160.3)	—	197.6	(49.5)	12.2	—

Net cash provided by (used in) financing activities	—	48.8	—	197.6	(52.9)	14.5	208.0

Net increase in cash and cash equivalents	—	—	—	185.4	28.8	—	214.2
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6

Cash and cash equivalents, end of period	$—	$—	$—	$384.0	$87.8	$—	$471.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
13. SUBSEQUENT EVENT
In October 2010, Vanguard completed the purchase of certain assets and liabilities of the Arizona Heart Hospital and of the Arizona Heart Institute, both located in Phoenix, Arizona, for an aggregate purchase price of approximately $39.0 million. Vanguard expects these acquisitions to provide a base upon which to expand cardiology service offerings in the metropolitan Phoenix market. These entities had approximately $100.0 million in combined annual net revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws that are intended to be covered by safe harbors created thereby. Forward-looking statements are those statements that are based upon management’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. These statements are based upon estimates and assumptions made by management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. When used in this report, the words “estimates,” “expects,” ”anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “continues,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements.
These factors, risks and uncertainties include, among other things, statements relating to:
•	Our high degree of leverage and interest rate risk

•	Our ability to incur substantially more debt

•	Operating and financial restrictions in our debt agreements

•	Our ability to generate cash necessary to service our debt

•	Weakened economic conditions and volatile capital markets

•	Potential liability related to disclosures of relationships between physicians and our hospitals

•	Post-payment claims reviews by governmental agencies could result in additional costs to us

•	Our ability to successfully implement our business strategies

•	Our ability to grow our business and successfully integrate our recent acquisitions in Illinois and Arizona, our pending acquisition of the Detroit Medical Center and other future acquisitions

•	Potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities

•	Conflicts of interest that may arise as a result of our control by a small number of stockholders

•	The highly competitive nature of the healthcare industry

•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels

•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers

•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses

•	The currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010 or other potential additional federal or state healthcare reforms

•	Current or future governmental reviews and investigations

•	Our failure to adequately enhance our facilities with technologically advanced equipment could adversely affect our revenues and market position

•	Potential lawsuits or other claims asserted against us

•	The availability of capital to fund our corporate growth strategy

•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans

•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts

•	Dependence on our senior management team and local management personnel

•	Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims

•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts

•	Increased costs from further government regulation of healthcare and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations

•	The geographic concentration of our operations

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings

•	A failure of our information systems would adversely impact our ability to manage our operations

•	Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units

•	Volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth

•	Those risk factors set forth in Item 1A of our June 30, 2010 10-K.
Our forward-looking statements speak only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission. You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report. In light of significant uncertainties inherent in the forward-looking statements included in this report, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved, or if any of them do, what impact they will have on our financial condition, results of operations or cash flows.
Executive Overview
As of September 30, 2010, we owned and operated 17 hospitals with a total of 4,490 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of September 30, 2009 and 2010, we also owned three health plans as set forth in the following table.

		Membership
Health Plan	Location	2009	2010
Phoenix Health Plan (“PHP”) — managed Medicaid	Arizona	192,800	202,900
Abrazo Advantage Health Plan (“AAHP”) — managed Medicare and Dual Eligible	Arizona	2,800	2,700
MacNeal Health Providers (“MHP”) — capitated outpatient and physician services	Illinois	39,000	36,400

		234,600	242,000

During the quarter ended September 30, 2010, our revenue growth was limited by significant challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or those covered by lower paying Medicare or Medicaid plans. We were successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during the remainder of fiscal 2011 and beyond. Our comprehensive debt refinancing (the “Refinancing”) during January 2010 and July 2010 extended the maturities of our debt by up to five years and will be essential to the success of our long-term growth strategies.
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
Recent Acquisition Activity
On August 1, 2010, we completed the purchase of Westlake Hospital and West Suburban Medical Center (the “Illinois Hospitals”) in the western suburbs of Chicago, Illinois from Resurrection Health Care. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 234-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than 10 miles from our MacNeal Hospital and will enable us to achieve a market presence in the western suburban area of Chicago. As part of the purchase, we acquired substantially all of the assets (other than cash on hand and certain other current assets) and assumed certain liabilities of these hospitals for a total cash purchase price of approximately $45.3 million. We expect the addition of these hospitals will allow us to provide services in those communities in a more efficient manner.

In October 2010, we completed the purchase of certain assets and liabilities of the Arizona Heart Hospital and of the Arizona Heart Institute, both located in Phoenix, Arizona, for an aggregate purchase price of approximately $39.0 million. We expect these acquisitions to provide us a base upon which to expand our cardiology service offerings in the metropolitan Phoenix market.
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
Under the purchase agreement, we will acquire all of DMC’s assets (other than donor restricted assets and certain other assets) and assume all of its liabilities (other than its outstanding bonds and notes and certain other liabilities). The cash purchase price, which we currently estimate to be approximately $391.0 million, depends upon the outstanding amount of debt and accrued interest to be repaid and the value of certain assets designated for debt retirement on the closing date. The estimated $391.0 million cash payment represents our full cash funding obligations to DMC in order to close the transaction, except for our assumption or payment of DMC’s usual and customary transaction expenses. The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC, that we anticipate we will fund over seven to fifteen years based upon actuarial assumptions and estimates, as adjusted periodically by actuaries. Our previous estimate of this liability as of December 31, 2009 was $184 million. However, due to anticipated changes in certain actuarial assumptions, we believe that this liability could be significantly higher when a new estimate is made as of the acquisition closing date. We will also commit to spend $500.0 million in capital expenditures in the DMC facilities during the five years subsequent to closing of the transaction, which amount relates to a specific project list agreed to between the DMC board of representatives and us. In addition, we will commit to spend $350.0 million during this five-year period relating to the routine capital needs of the DMC facilities. The acquisition is pending review and approval by the Michigan Attorney General and completion of other regulatory processes. Assuming such pending regulatory matters are resolved, we expect the transaction to close by December 31, 2010.
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
Payer Mix Shifts
During the quarter ended September 30, 2010 compared to the prior year quarter, we provided more healthcare services to patients who were uninsured or had coverage under Medicaid or Medicare or managed Medicaid/Medicare programs and provided less healthcare services to patients who had commercial managed care coverage, a trend that began during fiscal year 2010. Much of this shift resulted from general economic weakness in the markets we serve. As individuals lost their coverage under employer-sponsored managed care plans, many became eligible for state Medicaid or managed Medicaid programs or else became uninsured. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during the remainder of fiscal 2011.
Health Reform Law
The provisions included in the Health Reform Law enacted earlier in calendar 2010 include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement including market basket and disproportionate share payment decreases; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. We are unable to predict how the Health Reform Law will impact our future operating results or cash flows, but we have begun the process of transforming our delivery of care to adapt to the changes from the Health Reform Law that will be transitioned during the next several years.

Physician Alignment
Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During fiscal year 2010, we added 70 physicians to our physician network (net of physicians who left our network). We expect to continue to add physicians during fiscal 2011 but at a lesser rate than during fiscal 2010. Our fiscal 2011 recruitment goals primarily emphasize recruiting physicians specializing in family practice, internal medicine and inpatient hospital care (hospitalists) with a limited number of selected specialists. Our recent acquisition of the Arizona Heart Institute represented an important step in the physician alignment process. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.
Cost pressures
In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits and higher nurse to patient ratios necessary to improve quality of care. We have begun multiple initiatives to stabilize our nursing workforce including a nurse leadership professional practice model and employee engagement strategies. We experienced a decrease in nursing voluntary turnover from approximately 12% during the year ended June 30, 2009 to 10% during the year ended June 30, 2010 and expect this ratio to remain relatively flat during fiscal 2011. During fiscal year 2010, we achieved the 72nd percentile for employee engagement within the Gallup Organization Employee Engagement Database. These results reflect progress towards both achieving stability in our nursing workforce and improving employee engagement since we began monitoring employee engagement during fiscal year 2008, our baseline year. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives including consolidation of low-priced vendors, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians to reduce physician preference items, but we are uncertain if we can sustain these reductions in future periods.
Implementation of our Clinical Quality Initiatives
The integral component of each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 44 CMS quality indicators in place for federal fiscal year 2010, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals. We have begun the process of incorporating the new quality measures included in CMS’ 46 quality measures for federal fiscal year 2011 into our monthly reviews.
Sources of Revenues
Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures and the charges or payment rates for such services. Reimbursement rates for inpatient services vary significantly depending on the type of payer, the type of service (e.g., acute care, intensive care or subacute) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control. We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and

•	individual patients

The following table sets forth the percentages of net patient revenues by payer for the quarters ended September 30, 2009 and 2010.

	2009	2010
Medicare	24.3%	25.4%
Medicaid	7.7%	7.4%
Managed Medicare	14.6%	14.8%
Managed Medicaid	10.4%	9.8%
Managed care	35.0%	33.9%
Self pay	6.9%	7.7%
Other	1.1%	1.0%

Total	100.0%	100.0%

See “Item 1 — Business — Sources of Revenues” included in our Annual Report on Form 10-K filed with the SEC on August 26, 2010 for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education including the annual Medicare regulatory updates published by CMS in August 2010 that impact reimbursement rates under the plan for services provided during the federal fiscal year beginning October 1, 2010. The future impact to reimbursement for certain of these payers under the Health Reform Law was also addressed in such form 10-K.
Volumes by Payer
During the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009, discharges increased 7.4% and total adjusted discharges increased 9.3%. Same hospital discharges and same hospital total adjusted discharges increased 0.3% and 2.2%, respectively, during the quarter ended September 30, 2010 compared to the prior year quarter. The following table provides details of discharges by payer for the quarters ended September 30, 2009 and 2010.

	2009		2010
Medicare	11,107	26.5%	12,439	27.7%
Medicaid	3,592	8.6%	4,605	10.2%
Managed Medicare	6,686	15.9%	6,842	15.2%
Managed Medicaid	6,401	15.3%	6,707	14.9%
Managed care	11,642	27.8%	11,654	25.9%
Self pay	2,264	5.4%	2,564	5.7%
Other	189	0.5%	166	0.4%

Total	41,881	100.0%	44,977	100.0%

Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge was $8,145 and $8,388 for the quarters ended September 30, 2009 and 2010, respectively. Growth in this ratio continues to be limited by the payer mix shifts we have experienced during the past twelve months. A greater percentage of our discharges during the quarter ended September 30, 2010 were attributable to patients who had Medicaid or Medicare coverage or were uninsured as opposed to those with managed care coverage compared to the quarter ended September 30, 2009. We typically receive lower reimbursement for the same services provided to patients covered by Medicare or Medicaid, whether under such traditional or managed programs, than those provided to patients with commercial managed care coverage.

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

June 30, 2010	0-90 days	91-180 days	Over 180 days	Total
Medicare	17.7%	0.4%	0.3%	18.4%
Medicaid	5.6%	0.6%	0.9%	7.1%
Managed Medicare	11.3%	0.7%	0.6%	12.6%
Managed Medicaid	7.4%	0.4%	0.3%	8.1%
Managed care	27.1%	1.9%	1.1%	30.1%
Self pay(1)	10.2%	3.1%	0.7%	14.0%
Self pay after primary(2)	2.5%	3.3%	0.8%	6.6%
Other	2.1%	0.6%	0.4%	3.1%

Total	83.9%	11.0%	5.1%	100.0%

September 30, 2010	0-90 days	91-180 days	Over 180 days	Total
Medicare	19.9%	0.3%	0.3%	20.5%
Medicaid	7.5%	0.5%	0.6%	8.6%
Managed Medicare	10.8%	0.5%	0.6%	11.9%
Managed Medicaid	7.5%	0.3%	0.3%	8.1%
Managed care	26.5%	1.5%	1.1%	29.1%
Self pay(1)	10.1%	2.8%	0.8%	13.7%
Self pay after primary(2)	2.1%	2.7%	0.7%	5.5%
Other	1.7%	0.5%	0.4%	2.6%

Total	86.1%	9.1%	4.8%	100.0%

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined same hospital allowances for doubtful accounts, uninsured discounts and charity care covered 84.0% and 85.7% of combined same hospital self-pay and self-pay after primary accounts receivable as of June 30, 2010 and September 30, 2010, respectively.
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
Governmental and Managed Care Payer Reimbursement
Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current weakness in the U.S. economy has magnified these pressures. Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness. Further, the tightened credit markets have complicated the states’ efforts to issue additional indebtedness to raise cash. The American Recovery and Reinvestment Act enacted in 2009 set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal matching percentage (FMAP) until December 2010. In August 2010, the additional FMAP assistance was extended until June 30, 2011 with a transitional phase-out to occur from January 1, 2011 to June 30, 2011. Absent significant improvement in economic conditions during the next nine months, we expect that many of the states in which we operate will encounter additional budgetary issues once the additional FMAP funding expires and may choose to reduce Medicaid reimbursements or limit eligibility for Medicaid coverage, which could have a material adverse impact on our results of operations and cash flows.
During the quarter ended September 30, 2010, Medicaid and managed Medicaid programs accounted for approximately 17% of our net patient revenues. Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the quarter ended September 30, 2010, we recognized approximately 34% of our net patient revenues from managed care payers. If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.
Premium Revenues
We recognize premium revenues from our three health plans, PHP, AAHP and MHP. Premium revenues from these three plans increased $16.3 million or 8.0% during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009. PHP’s average membership increased to approximately 202,700 for the quarter ended September 30, 2010 compared to approximately 186,100 for the quarter ended September 30, 2009. PHP’s increase in revenues and membership during the current year quarter resulted from the increase in individuals eligible for AHCCCS coverage due to weakened economic conditions in Arizona.
In response to the State of Arizona’s budget deficiency during its 2011 fiscal year, AHCCCS is considering changes to its current contract with PHP that would negatively impact PHP’s current and future revenues. These potential changes are in addition to certain adjustments AHCCCS previously made to the timing and methodology of PHP’s capitation reimbursement, which negatively impacted PHP’s operating results and cash flows during its fiscal year 2010. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows including reimbursement rate cuts, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including cancelling PHP’s contract.
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
•	Revenues and revenue deductions

•	Allowance for doubtful accounts and provision for doubtful accounts

•	Insurance reserves

•	Health plan claims reserves and settlements

•	Income taxes

•	Long-lived assets and goodwill
There have been no changes in the nature or application of our critical accounting policies during the quarter ended September 30, 2010 when compared to those described in our Annual Report on Form 10-K filed the SEC on August 26, 2010.

Selected Operating Statistics
The following tables set forth certain operating statistics on a consolidated and same hospital basis for each of the periods presented.

	Quarter ended
	September 30,
	2009	2010
CONSOLIDATED:
Number of hospitals at end of period	15	17
Licensed beds at end of period	4,135	4,490
Discharges (a)	41,881	44,977
Adjusted discharges (a)	73,950	80,858
Adjusted discharges — hospitals (a)	70,123	76,683
Average length of stay (a)	4.11	4.15
Patient days (a)	171,972	186,448
Adjusted patient days (a)	303,654	335,188
Adjusted patient days — hospitals (a)	287,938	317,881
Patient revenue per adjusted discharge (a)	$8,145	$8,388
Patient revenue per adjusted discharge — hospitals (a)	$8,236	$8,432
Inpatient surgeries (a)	9,508	9,759
Outpatient surgeries (a)	19,317	19,402
Emergency room visits (a)	154,909	173,443
Occupancy rate (a)	45.2%	45.1%
Member lives (a)	234,600	242,000
Health plan claims expense percentage (a)	78.8%	78.9%

	Quarter ended
	September 30,
	2009	2010
SAME HOSPITAL:
Number of hospitals at end of period	15	15
Licensed beds at end of period	4,135	4,032
Total revenues (in millions)	$819.9	$868.0
Discharges	41,881	42,005
Adjusted discharges	73,950	75,592
Adjusted discharges — hospitals	70,123	71,572
Average length of stay	4.11	4.12
Patient days	171,972	172,976
Adjusted patient days	303,654	311,288
Adjusted patient days — hospitals	287,938	294,733
Patient revenue per adjusted discharge	$8,145	$8,395
Patient revenue per adjusted discharge — hospitals	$8,236	$8,452
Inpatient surgeries	9,508	9,128
Outpatient surgeries	19,317	18,343
Emergency room visits	154,909	160,880
Occupany rate	45.2%	46.6%

(a)	The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2010 10-K.

Results of Operations
The following table presents summaries of our operating results for the quarters ended September 30, 2009 and 2010.

	2009		2010

Patient service revenues	$615.6	75.1%	$693.3	75.9%
Premium revenues	204.3	24.9%	220.6	24.1%

Total revenues	819.9	100.0%	913.9	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $1.9 and $1.2, respectively)	312.7	38.1%	354.8	38.8%
Health plan claims expense	161.0	19.6%	174.1	19.1%
Supplies	110.8	13.5%	121.0	13.2%
Provision for doubtful accounts	37.2	4.5%	51.8	5.7%
Other operating expenses	131.2	16.0%	135.7	14.8%
Depreciation and amortization	33.6	4.2%	37.2	4.1%
Interest, net	27.2	3.3%	34.8	3.8%
Other	1.1	0.1%	4.8	0.5%

Income (loss) from continuing operations before income taxes	5.1	0.6%	(0.3)	(0.0)%
Income tax benefit (expense)	(2.1)	(0.3)%	2.4	0.3%

Income from continuing operations	3.0	0.4%	2.1	0.3%
Income (loss) from discontinued operations net of taxes	(0.6)	(0.1)%	0.1	0.0%

Net income	2.4	0.3%	2.2	0.2%
Less: Net income attributable to non-controlling interests	(0.9)	(0.1)%	(1.0)	(0.1)%

Net income attributable to Vanguard Health Systems, Inc. stockholders	$1.5	0.3%	$1.2	0.2%

Quarter ended September 30, 2010 compared to Quarter ended September 30, 2009
Revenues. Total revenues increased 11.5% during the quarter ended September 30, 2010 compared to the prior year quarter. Patient service revenues increased $77.7 million or 12.6% during the current year quarter. A portion of this increase resulted from our acquisition of the Illinois Hospitals on August 1, 2010. On a same hospital basis, patient service revenues increased $31.8 million or 5.2% during the quarter ended September 30, 2010. Health plan premium revenues increased $16.3 million or 8.0% during the current year quarter as a result of increased PHP enrollment. Average enrollment at PHP was approximately 202,700 during the quarter ended September 30, 2010, an increase of 8.9% compared to the prior year quarter. More challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for AHCCCS coverage. Enrollment in our other two health plans decreased by 6.5% as of September 30, 2010 compared to September 30, 2009.
Discharges, adjusted discharges and emergency room visits increased 7.4%, 9.3% and 12.0%, respectively, during the quarter ended September 30, 2010 compared to the prior year quarter. On a same hospital basis, discharges, adjusted discharges and emergency room visits increased 0.3%, 2.2% and 3.9%, respectively, during the quarter ended September 30, 2010 compared to the prior year quarter. On a same hospital basis, inpatient and outpatient surgeries decreased 4.0% and 5.0%, respectively, during the quarter ended September 30, 2010. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures. We also continue to face pricing pressures as a result of difficult managed care pricing negotiations, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.
We continue to implement multiple initiatives to transform our operations to prepare for the future changes we expect to occur in the healthcare industry. This transformation process is built upon providing ideal experiences for our patients and their families through clinical excellence, aligning nursing and physician interests to provide coordination of care and improving healthcare delivery efficiencies to provide quality outcomes without overutilization of resources. The success of these initiatives will determine our ability to increase revenues from our existing operations and to increase revenues through acquisitions of other hospitals.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $914.2 million or 100.0% of total revenues during the current year, compared to 99.4% during the prior year. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 38.8% during the current year quarter compared to 38.1% for the prior year quarter. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the quarter ended September 30, 2010 compared to the prior year quarter. As of September 30, 2010, we had approximately 22,400 full-time and part-time employees compared to approximately 19,400 as of September 30, 2009. On a same hospital basis, the number of full-time and part-time employees increased 3.8% during the quarter ended September 30, 2010 compared to the prior year quarter. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues continued its downward trend to 0.8% for the quarter ended September 30, 2010 compared to 1.4% for the prior year quarter.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues was flat quarter over quarter. However, as enrollment increases, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. We may experience negative trending in this ratio if our membership mix becomes more acute or AHCCCS implements further limits on profitability for certain member groups during the remaining term of the AHCCCS contract. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $10.8 million, or 5.8% of gross health plan claims expense, were eliminated in consolidation during the current year quarter.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.2% during the current year quarter compared to 17.7% during the prior year quarter. This decrease was positively impacted by the lower surgery volumes experienced during the current year quarter compared to the prior year quarter. We also continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year quarter. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.
•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of acute care services segment revenues increased to 7.4% during the current year quarter from 5.9% during the prior year quarter. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 17.0% and 17.5% for the quarters ended September 30, 2009 and 2010, respectively. The quarter over quarter increases in these ratios resulted from increases in self pay discharges as a percentage of total discharges and price increases implemented during the current year quarter compared to the prior year quarter.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues decreased to 14.8% during the current year quarter compared to 16.0% during the prior year quarter. This decrease was primarily due to a $9.0 million insurance expense adjustment during the prior year quarter as a result of adverse professional and general liability claims development.
Other. Depreciation and amortization increased $3.6 million quarter over quarter as a result of our capital improvement and expansion initiatives and the acquisition of the Illinois Hospitals. Net interest increased $7.6 million quarter over quarter as a result of the Refinancing that occurred in January 2010 and July 2010 as discussed more thoroughly in the “Liquidity and Capital Resources” section of this report. We also incurred $3.7 million of acquisition-related costs during the current year quarter.
Income taxes. Our effective tax rate was approximately 41.2% during the quarter ended September 30, 2009. The income tax benefit during the current year quarter resulted from reductions to certain deferred tax asset valuation allowances.
Net income attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard stockholders was $1.2 million during the quarter ended September 30, 2010 compared to $1.5 million during the prior year quarter. This change resulted primarily from the additional interest costs associated with our new debt structure under the Refinancing.
Liquidity and Capital Resources
Operating Activities
As of September 30, 2010 we had working capital of $287.7 million, including cash and cash equivalents of $471.8 million. Working capital at June 30, 2010 was $105.0 million. Cash provided by operating activities decreased by $21.5 million during the quarter ended September 30, 2010 compared to the prior year period. Operating cash flows during the current year quarter were positively impacted by AHCCCS’ deferral of the June 2010 capitation and supplemental payments to PHP of approximately $62.0 million until July 2010. Current year operating cash flows were negatively impacted by the timing of payments for interest and accounts payable during the current year quarter compared to the prior year quarter. Gross days in accounts payable was 50 days as of September 30, 2010 but averaged 42 days during the quarter ended September 30, 2010, which was comparable to the average gross accounts payable days during the quarter ended September 30, 2009. However, gross days in accounts payable was 40 days at June 30, 2009 compared to 50 days at June 30, 2010. We made interest payments on our previous 9.0% senior subordinated notes during October 2009 but made interest payments on our new 8.0% senior unsecured notes in August 2010. Net days revenue in accounts receivable increased 1 day to approximately 42 days at September 30, 2010 compared to approximately 41 days at June 30, 2010 but improved from 45 days as of September 30, 2009.

Investing Activities
Cash used in investing activities increased from $35.1 million during the quarter ended September 30, 2009 to $94.0 million during the quarter ended September 30, 2010, primarily as a result of the cash paid to acquire the Illinois Hospitals in August 2010 and a $10.8 million increase in capital expenditures during the current year quarter compared to the prior year quarter. This increase in capital expenditures relates to the construction of a replacement hospital in San Antonio, which we expect to complete during the first quarter of fiscal 2012. We entered into a $56.4 million agreement to construct this replacement facility earlier in calendar 2010 and expect to spend a total of $86.2 million, including costs to equip, to complete the project. Through September 30, 2010, we have spent $27.6 million of the budgeted $86.2 million related to this replacement facility.
Financing Activities
Cash flows from financing activities increased by $213.5 million during the quarter ended September 30, 2010 compared to the quarter ended September 30, 2009 primarily due to the $216.6 million cash proceeds from our issuance of the Add-on 8.0% notes in July 2010 as discussed below. As of September 30, 2010, we had outstanding $1,967.2 million in aggregate indebtedness. The “Refinancing” section below provides additional information related to our liquidity.
The Refinancing
In late January 2010, we completed a comprehensive refinancing plan (the “Refinancing”). As a result of the Refinancing, our liquidity requirements remain significant due to debt service requirements. Under the Refinancing, we entered into an $815.0 million senior secured term loan (the “2010 term loan facility”) and a $260.0 million revolving credit facility (the “2010 revolving facility” and together with the 2010 term loan facility, the “2010 credit facilities”). The 2010 term loan facility matures in January 2016 and bears interest at a per annum rate equal to, at our option, LIBOR (subject to a floor of 1.50%) plus 3.50% or a base rate plus 2.50%. Upon the occurrence of certain events, we may request an incremental term loan facility to be added to the 2010 term loan facility to issue additional term loans in such amount as we determine, subject to the receipt of commitments by existing lenders or other financial institutions for such amount of term loans and the satisfaction of certain other conditions. The 2010 revolving facility matures in January 2015, and we may seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving facility and the satisfaction of other conditions. Borrowings under the 2010 revolving facility bear interest at a per annum rate equal to, at our option, LIBOR plus 3.50% or a base rate plus 2.50%, both of which are subject to a 0.25% decrease dependent upon our consolidated leverage ratio. We may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($28.4 million of which are currently outstanding).
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
The proceeds from the 2010 credit facilities, the issuance of the 8.0% Notes and available cash were used to repay the $764.2 million principal and interest outstanding related to our 2005 term loan facility; to fund $597.0 million and $232.5 million of cash tender offers and consent solicitations and accrued interest for those holders of Vanguard’s previously outstanding 9.0% senior subordinated notes and previously outstanding 11.25% senior discount notes, respectively, who accepted the tender offers; to pay $26.9 million to redeem those 9.0% Notes and 11.25% Notes not previously tendered including such principal, interest and call premiums; to pay fees expenses related to the Refinancing of approximately $93.6 million; to purchase 446 shares held by certain former employees for $0.6 million; and to fund a $300.0 million distribution to repurchase a portion of the shares owned by the remaining stockholders. Subsequent to the $300.0 million share repurchase, we completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the distribution to the same level as that in effect immediately prior to the distribution.

On July 14, 2010, we issued an additional $225.0 million aggregate principal amount of 8.0% Notes (the “Add-on Notes”), which are guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of VHS Holdco II. The Add-on notes were issued under the indenture governing the 8.0% Notes that we issued on January 29, 2010 as part of the Refinancing. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The proceeds from the Add-on Notes are intended to be used to finance, in part, our acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the acquisition. Should certain regulatory matters not be resolved and the DMC transaction not be completed, we will use these proceeds for general corporate purposes, including other acquisitions.
Debt Covenants
Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes); pay dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of September 30, 2010.

	Debt		Actual
	Covenant Ratio		Ratio
Interest coverage ratio requirement	2.00	x	2.89	x
Total leverage ratio limit	6.25	x	4.24	x
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
Capital Resources
We anticipate spending a total of $200.0 million to $225.0 million in capital expenditures during fiscal 2011, including the $44.6 million we spent during the quarter ended September 30, 2010. We expect that cash on hand, cash generated from our operations and cash expected to be available to us under our 2010 credit facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future. However, we cannot assure you that our operations will generate sufficient cash or that additional future borrowings under our senior credit facilities will be available to enable us to meet these requirements, especially given the current volatility in the credit markets and general economic weakness.

We had $471.8 million of cash and cash equivalents as of September 30, 2010. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.
As of September 30, 2010, we held $19.3 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our consolidated balance sheet due to inactivity in the primary ARS market during the past year. The par value of the ARS was $24.0 million as of September 30, 2010.
We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies including the DMC acquisition noted below. To finance such transactions, we may increase borrowings under our 2010 term loan facility, issue additional senior or subordinated notes, draw upon cash on hand, utilize amounts available under our 2010 revolving facility or seek additional equity funding. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. If additional equity or debt funding is not available to us after our closing of the DMC acquisition, it is likely that we will have to make borrowings from time to time under our revolving credit facility to meet our working capital and capital expenditure needs. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control. Recent completed and pending acquisitions include the following:
•	Completed acquisition of Westlake Hospital and West Suburban Medical Center —On August 1, 2010, we acquired two acute care hospitals and associated outpatient facilities in Illinois from Resurrection Health Care. Located in the western suburbs of Chicago, the hospitals are 234-bed West Suburban Medical Center in Oak Park, Illinois and 225-bed Westlake Hospital in Melrose Park, Illinois for a cash purchase price of approximately $45.3 million.

•	Completed acquisition of Arizona Heart Hospital and Arizona Heart Institute — In October 2010, we completed the purchase of certain assets and liabilities of the Arizona Heart Hospital and of the Arizona Heart Institute, both located in Phoenix, Arizona, for an aggregate purchase price of approximately $39.0 million. We expect these acquisitions to provide us a base upon which to expand our cardiology service offerings in the metropolitan Phoenix market.

•	Pending acquisition of DMC — On June 10, 2010, we entered into a definitive agreement to purchase DMC, which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds for an expected cash purchase price of approximately $391.0 million, as previously discussed.

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of September 30, 2010.

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$166.9	$331.9	$329.3	$2,218.3	$3,046.4
Operating leases (2)	29.7	47.1	32.0	28.0	136.8
Purchase obligations (2)	36.8	—	—	—	36.8
Health plan claims and settlements payable (3)	171.8	—	—	—	171.8
Estimated self-insurance liabilities (4)	42.7	37.4	24.3	26.2	130.6

Subtotal	$447.9	$416.4	$385.6	$2,272.5	$3,522.4

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Other Commitments:
Construction and capital improvements (5)	$52.5	$0.1	$—	$—	$52.6
Guarantees of surety bonds (6)	50.0	—	—	—	50.0
Letters of credit (7)	—	—	28.3	—	28.3
Physician commitments (8)	3.4	—	—	—	3.4
Estimated liability for uncertain tax positions (9)	11.9	—	—	—	11.9

Subtotal	$117.8	$0.1	$28.3	$—	$146.2

Total obligations and commitments	$565.7	$416.5	$413.9	$2,272.5	$3,668.6

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at September 30, 2010 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

(3)	Represents health claims incurred by members of PHP, AAHP and MHP, including incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements is separately stated on our condensed consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as construction in progress on our condensed consolidated balance sheets. The construction and capital improvements obligations, adjusted to reflect capital commitments under the executed DMC Purchase Agreement (as previously discussed) would be increased by the following as of September 30, 2010: $150.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million committed within four to five years.

(6)	Represents performance bonds we have purchased related to health claims liabilities of PHP. The performance bonds were increasesd to $55.0 million subsequent to September 30, 2010.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(8)	Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future tax liabilities recognized in our condensed consolidated balance sheets determined under the guidance of accounting for income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2010, we had in place $1,073.0 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
Our 2010 credit facilities consist of $813.0 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $28.3 million of capacity was utilized by outstanding letters of credit as of September 30, 2010). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in annual net interest of approximately $2.0 million.
Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $813.0 million in outstanding term loans bear interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added to our 2010 term loan facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 revolving facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.
At September 30, 2010, we held $19.3 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our consolidated balance sheets. The par value of the ARS was $24.0 million as of September 30, 2010. We recorded a realized loss on the ARS of $0.6 million and temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all then outstanding par value ARS during our fiscal year ended June 30, 2009. Our ARS were rated “AAA” by one or more major credit rating agencies at September 30, 2010 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Self-Disclosure of Employment of Excluded Persons
On September 9, 2010, we submitted to the Office of Inspector General, Department of Health and Human Services (the “OIG”), our formal voluntary disclosure pursuant to the OIG’s Provider Self-Disclosure Protocol in respect of two employees that had been excluded from participation in Medicare at certain times during their employment. This submission followed our October 12, 2009 initial disclosure letter informing the OIG about this matter. For more information about this matter, see Item 3 — Legal Proceedings in our Form 10-K for the fiscal year ended June 30, 2010.
New DOJ Enforcement Initiative: Medicare Billing for Implantable Cardioverter Defibrillators (“ICDs”)
In September 2010 we received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the Department of Justice (“DOJ”) Civil Division, stating that (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of ICDs which were not medically indicated and/or otherwise violated Medicare payment policy; (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present; (3) the relevant CMS National Coverage Determination (“NCD”) excludes Medicare coverage for ICDs implanted in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past 3 months; (4) DOJ’s initial analysis of claims submitted to Medicare indicates that many of our hospitals may have submitted claims for ICDs and related services that were excluded from coverage; (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient charts and other documents, along with statements under oath; and (6) we and our hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter we immediately took steps to retain and preserve all of our information and that of our hospitals related to ICDs.
Published sources report that earlier this year the DOJ served subpoenas on a number of hospitals and health systems for this same ICD Medicare billing issue, but that the DOJ appears recently to have changed its approach, and that several hospitals and health systems have in recent weeks received letters regarding ICDs substantially in the form of the letter that we received, rather than subpoenas.
We will cooperate fully with the government in this matter. To date, the DOJ has not asserted any specific claim of damages against us or our hospitals. Because we are in the early stages of this investigation, we are unable to predict its timing or outcome at this time. However, as we understand that this investigation is being conducted under the False Claims Act (“FCA”), if the DOJ’s initial analysis of our claims is substantiated, then we are at risk for significant damages under the FCA’s treble damages provision and, as a result, such damages could materially affect our business, financial condition or results of operations.
Item 6. Exhibits.
The exhibits filed as part of this report are listed in the Exhibit Index that is located at the end of this report.

SIGNATURE
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 9, 2010	VANGUARD HEALTH SYSTEMS, INC.
	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Letter Agreement dated July 16, 2010, amending Section 5.2(b) of that certain Purchase and Sale Agreement dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children’s Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children’s Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc.

4.1
Third Supplemental Indenture, dated as of August 18, 2010, relating to the 8% Senior Notes due 2018, among VHS Westlake Hospital, Inc., VHS West Suburban Medical Center, Inc., VHS Acquisition Subsidiary Number 4, Inc., Midwest Pharmacies, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee

10.1
Contract Amendment Number 10, executed on September 9, 2010, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

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