Form 10-Q
period 2010-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2011-02-09
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-71934

VANGUARD HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1698183 (I.R.S. Employer Identification No.)
20 Burton Hills Boulevard, Suite 100
Nashville, TN 37215
(Address and zip code of principal executive offices)
(615) 665-6000
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No *
* (Note: The registrant was required to file all reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 from April 1, 2010 through June 30, 2010, but as of July 1, 2010, the registrant is a voluntary filer not subject to these filing requirements. However, the registrant filed all required reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months, which would have been required to be filed if the registrant had been required to file such reports.)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 749,104 shares of registrant’s common stock outstanding as of as of February 8, 2011 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	June 30, 2010	December 31, 2010
	(In millions, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$257.6	$58.3
Restricted cash	2.3	3.0
Accounts receivable, net of allowance for doubtful accounts of approximately $75.6 and $87.2, respectively	270.4	321.5
Inventories	49.6	56.6
Deferred tax assets	21.9	18.1
Prepaid expenses and other current assets	119.2	83.5

Total current assets	721.0	541.0
Property, plant and equipment, net of accumulated depreciation	1,203.8	1,264.5
Goodwill	649.1	650.2
Intangible assets, net of accumulated amortization	66.0	67.7
Deferred tax assets, noncurrent	50.0	48.2
Investments in auction rate securities	19.8	15.7
Deposit for acquisition	—	368.1
Other assets	19.9	19.9

Total assets	$2,729.6	$2,975.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$194.8	$187.3
Accrued salaries and benefits	144.9	148.7
Accrued health plan claims and settlements	149.8	157.3
Accrued interest	41.4	40.5
Other accrued expenses and current liabilities	76.9	89.4
Current maturities of long-term debt and capital leases	8.2	8.3

Total current liabilities	616.0	631.5
Professional and general liability and workers compensation reserves	83.6	93.8
Other liabilities	31.6	35.4
Long-term debt and capital leases, less current maturities	1,743.8	1,959.2
Commitments and contingencies
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $.01 par value; 1,000,000 shares authorized; 749,104 issued and outstanding at June 30, 2010 and December 31, 2010	—	—
Additional paid-in capital	354.9	357.8
Accumulated other comprehensive loss	(2.5)	(0.6)
Retained deficit	(105.9)	(109.7)

Total Vanguard Health Systems, Inc. stockholders’ equity	246.5	247.5
Non-controlling interests	8.1	7.9

Total equity	254.6	255.4

Total liabilities and equity	$2,729.6	$2,975.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2009	2010	2009	2010
	(In millions)

Patient service revenues	$628.2	$748.8	$1,243.8	$1,442.1
Premium revenues	212.3	211.8	416.6	432.4

Total revenues	840.5	960.6	1,660.4	1,874.5

Costs and Expenses:
Salaries and benefits (includes stock compensation of $1.0, $1.7, $2.9 and $2.9, respectively)	322.9	375.5	635.6	730.3
Health plan claims expense	170.8	164.8	331.8	338.9
Supplies	114.6	133.5	225.4	254.5
Provision for doubtful accounts	35.0	51.2	72.2	103.0
Purchased services	43.8	62.5	90.5	113.5
Non-income taxes	10.7	17.0	24.9	33.2
Rents and leases	11.0	11.7	21.9	22.7
Other operating expenses	48.4	59.7	107.8	117.2
Depreciation and amortization	34.0	38.6	67.6	75.8
Interest, net	27.6	35.1	54.8	69.9
Impairment loss	43.1	0.9	43.1	0.9
Other	1.5	2.3	2.6	7.1

Income (loss) from continuing operations before income taxes	(22.9)	7.8	(17.8)	7.5
Income tax benefit (expense)	3.8	(9.7)	1.7	(7.3)

Income (loss) from continuing operations	(19.1)	(1.9)	(16.1)	0.2
Loss from discontinued operations, net of taxes	(0.8)	(2.3)	(1.4)	(2.2)

Net loss	(19.9)	(4.2)	(17.5)	(2.0)
Less: Net income attributable to non-controlling interests	(0.8)	(0.8)	(1.7)	(1.8)

Net loss attributable to Vanguard Health Systems, Inc. stockholders	$(20.7)	$(5.0)	$(19.2)	$(3.8)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Loss from continuing operations, net of taxes	$(19.9)	$(2.7)	$(17.8)	$(1.6)
Loss from discontinued operations, net of taxes	(0.8)	(2.3)	(1.4)	(2.2)

Net loss attributable to Vanguard Health Systems, Inc. stockholders	$(20.7)	$(5.0)	$(19.2)	$(3.8)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended December 31, 2010
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Loss	Deficit	Interests	Equity
	(In millions, except share amounts)

Balance at June 30, 2010	749,104	$—	$354.9	$(2.5)	$(105.9)	$8.1	$254.6
Stock compensation (non-cash)	—	—	2.9	—	—	—	2.9
Distributions paid to non-controlling interests	—	—	—	—	—	(2.0)	(2.0)
Comprehensive income (loss):
Change in fair value of auction rate securities (net of tax)	—	—	—	1.9	—	—	1.9
Net income (loss)	—	—	—	—	(3.8)	1.8	(2.0)

Total comprehenive income (loss)				1.9	(3.8)	1.8	(0.1)

Balance at December 31, 2010	749,104	$—	$357.8	$(0.6)	$(109.7)	$7.9	$255.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2009	2010
	(In millions)
Operating activities:
Net loss	$(17.5)	$(2.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	1.4	2.2
Depreciation and amortization	67.6	75.8
Provision for doubtful accounts	72.2	103.0
Amortization of loan costs	2.9	2.5
Accretion of principal on notes	5.8	1.4
Loss on disposal of assets	0.4	0.1
Acquisition related expenses	—	5.0
Stock compensation	2.9	2.9
Deferred income taxes	(7.7)	5.7
Impairment loss	43.1	0.9
Realized loss on investments	—	0.1
Changes in operating assets and liabilities, net of the impact of acquisitions:
Accounts receivable	(85.5)	(139.5)
Inventories	(1.8)	(1.0)
Prepaid expenses and other current assets	5.2	32.9
Accounts payable	20.6	(11.2)
Accrued expenses and other liabilities	41.4	50.5

Net cash provided by operating activities — continuing operations	151.0	129.3
Net cash used in operating activities — discontinued operations	(1.4)	(2.2)

Net cash provided by operating activities	149.6	127.1

Investing activities:
Acquisitions and related expenses	(1.5)	(457.9)
Capital expenditures	(68.4)	(79.4)
Proceeds from asset dispositions	1.4	0.1
Sales of auction rate securities	—	7.0
Increase in restricted cash	(20.0)	—
Other	(0.3)	(1.1)

Net cash used in investing activities	(88.8)	(531.3)

Financing activities:
Payments of long-term debt and capital lease obligations	(3.8)	(4.1)
Proceeds from debt borrowings	—	216.6
Payments of refinancing costs and fees	—	(5.6)
Payments related to derivative instrument with financing element	(5.4)	—
Distributions paid to non-controlling interests and other	(1.8)	(2.0)

Net cash provided by (used in) financing activities	(11.0)	204.9

Net increase (decrease) in cash and cash equivalents	49.8	(199.3)
Cash and cash equivalents, beginning of period	308.2	257.6

Cash and cash equivalents, end of period	$358.0	$58.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2009	2010
	(In millions)
Supplemental cash flow information:
Net cash paid for interest	$41.9	$69.6

Net cash received for income taxes	$(13.2)	$(0.3)

Supplemental noncash activities:
Capital lease obligations resulting from acquisitions	$—	$1.7

Capitalized interest	$1.3	$2.1

Change in fair value of auction rate securities, net of taxes	$—	$1.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
(Unaudited)
1. BUSINESS AND BASIS OF PRESENTATION
Business
Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of December 31, 2010, Vanguard’s affiliates owned and managed 18 acute care and specialty hospitals with 4,534 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California. Subsequent to December 31, 2010, Vanguard acquired eight additional acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Since none of Vanguard’s common shares are publicly held, no earnings per share information is presented in the accompanying condensed consolidated financial statements. Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $15.7 million, $16.4 million, $31.6 million and $33.7 million for the three and six months ended December 31, 2009 and 2010, respectively.
The unaudited condensed consolidated financial statements as of December 31, 2010 and for the three and six months ended December 31, 2009 and 2010 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2011. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2010 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on August 26, 2010. The condensed consolidated balance sheet at June 30, 2010, has been derived from the audited consolidated financial statements included in Vanguard’s June 30, 2010 10-K.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. BUSINESS COMBINATIONS
Acquisition of Westlake and West Suburban
Effective August 1, 2010, Vanguard acquired substantially all of the assets used in the operations of Westlake Hospital in Melrose Park, Illinois and West Suburban Medical Center in Oak Park, Illinois, (collectively, “the Resurrection Facilities”) from certain affiliates of Resurrection Health Care. These assets included the two general acute care hospital facilities with a combined 458 licensed beds, the real property on which each facility is located, their respective current assets (except cash and certain other current assets) and outpatient facilities and other healthcare assets related to each such hospital, such as outpatient facilities located in River Forest, Illinois and three physician clinics located in Oak Park and Melrose Park, Illinois. The cash purchase price for the acquired assets was approximately $45.3 million.
Under the acquisition method of accounting, the purchase price of the Resurrection Facilities was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of August 1, 2010. Vanguard has substantially completed the purchase price allocation based upon its estimates of fair value of assets acquired based upon appraisal information and liabilities assumed at the acquisition date and determined that no goodwill should be recorded related to this acquisition.
The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$14.6
Inventories	3.7
Prepaid expenses and other current assets	2.8
Property and equipment	34.6
Other assets	1.0

Total assets acquired	56.7

Accounts payable	3.6
Other current liabilities	7.8

Total liabilities assumed	11.4

Net assets acquired	$45.3

Acquisition of Arizona Heart Hospital and Institute
In October 2010, Vanguard completed the purchase of certain assets and liabilities of the 59-bed Arizona Heart Hospital and of the Arizona Heart Institute (collectively “Arizona Heart”), both located in Phoenix, Arizona, for an aggregate purchase price of approximately $39.0 million, which was funded with cash on hand.
Under the acquisition method of accounting, the purchase price of Arizona Heart was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. Vanguard has substantially completed the purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded for this acquisition represents the business value of the entity not specifically related to net assets acquired. The $1.1 million of goodwill was assigned to the acute care services segment and is expected to be deductible for tax purposes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Pro Forma Information
Revenues of $121.8 million and income from continuing operations before income taxes of $1.7 million for the Resurrection Facilities are included in Vanguard’s consolidated results of operations beginning August 1, 2010 through December 31, 2010. The following table provides certain pro forma financial information for Vanguard as if the acquisition of the Resurrection Facilities occurred as of the beginning of the fiscal year 2010 (in millions).

	Six months ended December 31,
	2009	2010

Total revenues	$1,802.6	$1,897.4

Income (loss) from continuing operations, before income taxes	$(30.3)	$5.0

The pro forma results for the Arizona Heart acquisition are not included, as Vanguard deems those results to be insignificant for disclosure.
Acquisition In-Process
Effective January 1, 2011, Vanguard purchased substantially all of the assets of The Detroit Medical Center, a Michigan non-profit corporation and certain of its affiliates (collectively, “DMC”), which assets consist primarily of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. The eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. The cash purchase price for the acquired DMC assets paid at closing was $368.1 million and is included in Deposit for Acquisition on the accompanying condensed consolidated balance sheet at December 31, 2010. The purchase price was funded with cash on hand. Vanguard has not completed its preliminary purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date.
Vanguard acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC (estimated at approximately $293.0 million as of September 30, 2010), which liability Vanguard expects to fund over 15 years after closing based upon current actuarial assumptions and estimates (which assumptions and assessments are subject to periodic adjustment). Vanguard also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of representatives and Vanguard. To collateralize this commitment, concurrent with the closing of the transaction, Vanguard placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of Vanguard’s common stock (the “Warrant Shares”). The number of Warrant Shares outstanding is reduced proportionately as Vanguard expends capital or escrows cash related to its capital commitments.
Acquisition related expenses for DMC and other acquisitions were $5.0 million for the six months ended December 31, 2010 and are included in Other expenses on the accompanying condensed consolidated statements of operations.

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
Vanguard’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.
The following table summarizes Vanguard’s assets measured at fair value on a recurring basis as of December 31, 2010, aggregated by the fair value hierarchy level within which those measurements were made (in millions).

	Fair	Level 1	Level 2	Level 3
	Value	Inputs	Inputs	Inputs
Assets:
Investments in auction rate securities	$15.7	$—	$—	$15.7

The following table provides a reconciliation of the beginning and ending balances for the six months ended December 31, 2010 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

				Add Increase in
	Balance at		Realized loss	Fair Value,	Balance at
	June 30, 2010	Redemptions	on redemptions	pre tax	December 31, 2010
Investments in auction rate securities	$19.8	$(7.0)	$(0.1)	$3.0	$15.7

Auction Rate Securities
As of December 31, 2010, Vanguard held $15.7 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in auction rate securities on the accompanying condensed consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the remaining interest in ARS was $17.3 million at December 31, 2010. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $15.7 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in the pertinent accounting guidance, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value substantially recovering to par value.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Since the beginning of fiscal year 2008, Vanguard has recognized realized losses of approximately $0.7 million, $0.6 million of which related to a failed tender offer for $10 million principal amount of ARS during the quarter ended September 30, 2008 and $0.1 million of which related to a redemption of $6.2 million principal amount of ARS at 98% of par value during the quarter ended December 31, 2010. During this time, Vanguard also recognized temporary impairments of $1.1 million ($0.5 million, net of taxes). These temporary impairments are included in Accumulated Other Comprehensive Loss (“AOCL”) on the condensed consolidated balance sheets.
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
Long-Term Debt
The fair values of the 8.0% Notes and the 2010 term loan facility (both as defined in Note 7) as of December 31, 2010 were approximately $1,210.3 million and $817.0 million, respectively, based upon stated market prices. The fair values are subject to change as market conditions change.
4. STOCK BASED COMPENSATION
Vanguard has a stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Plan”), which, as amended, provides for the issuance of options, stock appreciation rights, restricted stock units or other stock-based awards in respect of Vanguard’s common stock. As of December 31, 2010, the 2004 Plan allows the granting of stock-based awards for the issuance of up to 145,611 shares of the common stock of Vanguard to its employees and certain other grantees. As of December 31, 2010, Vanguard has issued only stock options and restricted stock units under the 2004 Plan.
The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board or a committee thereof. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Performance Options vest 20% at each of the first five anniversaries of the date of grant and, as of December 31, 2010, have an exercise price equal to $2,599.53 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Plan. As of December 31, 2010, 109,328 options were outstanding under the 2004 Plan.
The restricted stock units may be granted as Time Vesting Units or Liquidity Event Units. The Time Vesting Units vest 20% on each of the first five anniversaries of the date of grant, while the Liquidity Event Units vest on the eighth anniversary of the date of grant subject to accelerated vesting upon the occurrence of a qualifying Liquidity Event. Upon a change of control, all Time Vesting Units fully vest, and Liquidity Event Units fully vest if the change in control constitutes a Liquidity Event. As of December 31, 2010, 4,408 restricted stock units were outstanding under the 2004 Plan.
Vanguard recognized salaries and benefits expense related to the 2004 Plan of $1.0 million, $1.7 million, $2.9 million and $2.9 million, during the three and six months ended December 31, 2009 and 2010, respectively.
5. IMPAIRMENT OF LONG-LIVED ASSET
During the three months ended December 31, 2010, Vanguard determined that a $0.9 million ($0.6 million net of taxes) impairment charge was necessary to write-down the book value of real property associated with a hospital that is being replaced in its Texas market to fair value.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2010 and December 31, 2010 (in millions).

	Gross Carrying Amount		Accumulated Amortization
	June 30, 2010	December 31, 2010	June 30, 2010	December 31, 2010
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$39.1	$44.5	$1.9	$4.4
Contracts	31.4	31.4	18.0	19.6
Physician income and other guarantees	31.1	33.3	25.0	27.5
Other	8.8	9.9	2.7	3.1

Subtotal	110.4	119.1	47.6	54.6
Indefinite-lived intangible assets:
License and accreditation	3.2	3.2	—	—

Total	$113.6	$122.3	$47.6	$54.6

Amortization expense for contract-based intangibles and other intangible assets during the six month period ended December 31, 2009 and 2010 was approximately $2.8 million and $2.0 million, respectively.
Amortization of deferred loan costs of $1.5 million, $1.3 million, $2.9 million and $2.5 million during the three and six month periods ended December 31, 2009 and 2010, respectively, is included in net interest. Vanguard capitalized approximately $5.4 million of additional deferred loan costs during the six months ended December 31, 2010 associated with the additional $225.0 million of 8.0% senior unsecured notes issued in July 2010 (See Note 7). Amortization of physician income and other guarantees of $3.6 million and $2.5 million for the six month periods ended December 31, 2009 and 2010, respectively, is included in purchased services or other operating expenses.
During the three months ended December 31, 2010, goodwill decreased by $7.0 million related to the acute care services segment. Approximately $8.1 million of the decrease during the quarter ended December 31, 2010 related to the finalization of the purchase price allocation for the Resurrection Facilities, and the approximate $1.1 million difference related to an increase in goodwill for the Arizona Heart acquisition.
7. FINANCING ARRANGEMENTS
A summary of Vanguard’s long-term debt as of June 30, 2010 and December 31, 2010 follows (in millions).

	June 30, 2010	December 31, 2010
8.0% Senior Unsecured Notes	$937.0	$1,154.9
Term loans payable under credit facility due 2016	815.0	810.9
Capital leases -varying maturity dates	—	1.7

	1,752.0	1,967.5
Less: current maturities	(8.2)	(8.3)

	$1,743.8	$1,959.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
8.0% Notes
On January 29, 2010, Vanguard completed a comprehensive refinancing plan (the “Refinancing”). In connection with the Refinancing on January 29, 2010, two of Vanguard’s wholly owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $950.0 million ($936.3 million cash proceeds) 8% Senior Unsecured Notes due February 1, 2018 (“8.0% Notes”). Interest on the 8.0% Notes is payable semi-annually in August and February of each year. The 8.0% Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future senior unsecured indebtedness of the Issuers. The $13.7 million discount is accreted to par over the term of the 8.0% Notes. All payments on the 8.0% Notes are guaranteed jointly and severally on a senior unsecured basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the 2010 credit facilities (as defined below).
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
On July 14, 2010, the Issuers entered into a Second Supplemental Indenture, under which the Issuers co-issued (the “Add-on Notes Offering”) $225.0 million ($216.6 million cash proceeds) aggregate principal amount of 8.0% Senior Notes due 2018 (the “Add-on Notes”), which are guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of VHS Holdco II. The Add-on Notes Offering was made under the indenture governing the 8.0% Notes that were issued on January 29, 2010 as part of the Refinancing. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The discount of $8.4 million is accreted to par over the remaining term of the Add-on Notes. The proceeds from the Add-on Notes were used to finance, in part, Vanguard’s acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the foregoing.
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
In addition, subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of certain other conditions, the Co-borrowers may request an incremental term loan facility to be added to the 2010 term loan facility. The Co-borrowers may also seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving capacity and the satisfaction of other conditions. Vanguard’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $222.9 million as of December 31, 2010.
The 2010 term loan facility bears interest at a rate equal to, at Vanguard’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of December 31, 2010. Vanguard also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until maturity of the term debt.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($37.1 million of which were outstanding at December 31, 2010). Vanguard also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility.
The 2010 credit facilities contain numerous covenants that restrict Vanguard or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. Vanguard was in compliance with each of these debt covenants as of December 31, 2010. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor. See Note 14 for subsequent developments related to additional unsecured debt offerings.
Future Maturities
The aggregate annual principal payments of long-term debt, excluding capital leases, for each of the next five fiscal years and thereafter are as follows: 2011 — $8.2 million; 2012 — $8.1 million; 2013 — $8.1 million; 2014 — $8.1 million; 2015 — $8.1 million and $1,945.3 million thereafter.
8. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Six months ended December 31,
	2009	2010
Current:
Federal	$5.1	$0.8
State	0.9	0.8

Total current	6.0	1.6

Deferred:
Federal	(8.0)	1.6
State	(1.6)	(0.5)

Total deferred	(9.6)	1.1
Change in valuation allowance	1.9	4.6

Total income tax expense (benefit)	$(1.7)	$7.3

As of December 31, 2010, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $134.0 million and $668.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2020 to 2031 and 2011 to 2031, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Income tax expense in the quarter ended December 31, 2010 included the impact of establishing a $5.5 million valuation allowance for unitary state net operating loss carryforwards during the quarter. Given the magnitude of Vanguard’s valuation allowance, Vanguard’s future income/losses could result in a significant adjustment to this valuation allowance.
Vanguard assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, Vanguard determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors considered include:
•	Cumulative losses in recent years;
•	Income/losses expected in future years;
•	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels;
•	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;
•	The carryforward period associated with the deferred tax assets and liabilities; and
•	Prudent and feasible tax-planning strategies.
Through the first quarter of fiscal 2011, Vanguard concluded that it was more likely than not that the unitary state net operating loss deferred tax assets were realizable. However, Vanguard determined that it was appropriate to record a valuation allowance after considering and weighing all evidence during the second quarter of 2011. The negative factors of having pretax unitary state losses for the two consecutive years ended June 30, 2010, and a cumulative pretax unitary state loss through the second quarter of the current fiscal year, together with the possibility of unitary state losses in early future years, imposed a high standard for compelling objective positive evidence to exist in order to overcome the negative factors indicating that the unitary state net operating loss carryforwards may expire before being utilized. We established the valuation allowance as a result of lower forecasted pre-tax income attributable to a significant increase in forecasted interest expense, decreased apportioned income to Vanguard’s existing unitary states as a result of the DMC acquisition and due to recently enacted Illinois legislation that suspended net operating loss deductions for four years.
Vanguard’s U.S. federal income tax returns for tax years 2006 and subsequent years remain subject to examination by the Internal Revenue Service.
9. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net income (loss) attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity but are excluded from net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income, net of taxes, for the three and six month periods ended December 31, 2009 and 2010 (in millions).

	Three months ended December 31,		Six months ended December 31,
	2009	2010	2009	2010
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(20.7)	$(5.0)	$(19.2)	$(3.8)
Change in fair value of interest rate swap	2.6	—	4.3	—
Change in fair value of auction rate securities	—	3.0	—	3.0
Change in income tax expense	(1.0)	(1.1)	(1.6)	(1.1)
Net income attributabe to non-controlling interests	0.8	0.8	1.7	1.8

Comprehensive income (loss)	$(18.3)	$(2.3)	$(14.8)	$(0.1)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2010 and December 31, 2010 are as follows (in millions).

	June 30, 2010	December 31, 2010

Unrealized holding loss on investments in auction rate securities	$(4.1)	$(1.1)
Income tax benefit	1.6	0.5

Accumulated other comprehensive loss	$(2.5)	$(0.6)

10. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU No. 2010-29, “Business Combinations” (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 clarifies that, if a reporting entity presents comparative financial statements, the pro forma revenue and earnings of the combined entity should be reported as though the business combinations that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. The ASU is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. ASU No.2010-29 is effective for Vanguard’s fiscal year beginning July 1, 2011, with early adoption permitted, and is an accounting principle which clarifies disclosure requirements, and is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.
In December 2010, the FASB issued ASU No. 2010-28, “Intangibles—Goodwill and Other” (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 requires Step 2 of the impairment test be performed in circumstances where the carrying amount of a reporting unit is zero or negative and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.
In October 2010, the FASB issued ASU No. 2010-26, “Financial Services —Insurance” (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 provides guidance on accounting for deferred policy acquisition costs of internal replacements of insurance and investment contracts. The amendments in this ASU specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. ASU 2010-26 is effective for Vanguard’s fiscal year beginning July 1, 2012, with early adoption permitted, and is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.
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
Also in August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. ASU 2010-24 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Vanguard is currently evaluating the impact that this guidance will have on Vanguard’s financial position, results of operations and cash flows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
11. SEGMENT INFORMATION
Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Plan, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona, and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide unaudited condensed financial information by operating segment for the three and six month periods ended December 31, 2009 and 2010, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended December 31, 2009
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$628.2	$—	$—	$628.2
Premium revenues	—	212.3	—	212.3
Intersegment revenues	10.4	—	(10.4)	—

Total revenues	638.6	212.3	(10.4)	840.5

Salaries and benefits (excludes stock compensation)	313.6	8.3	—	321.9
Health plan claims expense (1)	—	170.8	—	170.8
Supplies	114.5	0.1	—	114.6
Provision for doubtful accounts	35.0	—	—	35.0
Other operating expenses-external	105.9	8.0	—	113.9
Operating expenses-intersegment	—	10.4	(10.4)	—

Total operating expenses	569.0	197.6	(10.4)	756.2

Segment EBITDA (2)	69.6	14.7	—	84.3
Less:
Interest, net	27.7	(0.1)	—	27.6
Depreciation and amortization	32.8	1.2	—	34.0
Equity method income	(0.3)	—	—	(0.3)
Stock compensation	1.0	—	—	1.0
Impairment loss	43.1	—	—	43.1
Loss on disposal of assets	0.4	—	—	0.4
Monitoring fees and expenses	1.4	—	—	1.4

Income (loss) from continuing operations before income taxes	$(36.5)	$13.6	$—	$(22.9)

Capital expenditures	$34.2	$0.4	$—	$34.6

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment losses and pension expense. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended December 31, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$748.8	$—	$—	$748.8
Premium revenues	—	211.8	—	211.8
Intersegment revenues	11.0	—	(11.0)	—

Total revenues	759.8	211.8	(11.0)	960.6

Salaries and benefits (excludes stock compensation)	365.5	8.3	—	373.8
Health plan claims expense (1)	—	164.8	—	164.8
Supplies	133.4	0.1	—	133.5
Provision for doubtful accounts	51.2	—	—	51.2
Other operating expenses-external	140.7	10.2	—	150.9
Operating expenses-intersegment	—	11.0	(11.0)	—

Total operating expenses	690.8	194.4	(11.0)	874.2

Segment EBITDA (2)	69.0	17.4	—	86.4
Less:
Interest, net	36.0	(0.9)	—	35.1
Depreciation and amortization	37.5	1.1	—	38.6
Equity method income	(0.3)	—	—	(0.3)
Stock compensation	1.7	—	—	1.7
Loss on disposal of assets	0.1	—	—	0.1
Monitoring fees and expenses	1.1	—	—	1.1
Realized loss on investments	0.1	—	—	0.1
Acquisition related expenses	1.3	—	—	1.3
Impairment loss	0.9	—	—	0.9

Income (loss) from continuing operations before income taxes	$(9.4)	$17.2	$—	$7.8

Capital expenditures	$34.7	$0.1	$—	$34.8

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment losses and pension expense. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Six months ended December 31 2009
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$1,243.8	$—	$—	$1,243.8
Premium revenues	—	416.6	—	416.6
Intersegment revenues	21.0	—	(21.0)	—

Total revenues	1,264.8	416.6	(21.0)	1,660.4

Salaries and benefits (excludes stock compensation)	615.9	16.8	—	632.7
Health plan claims expense (1)	—	331.8	—	331.8
Supplies	225.3	0.1	—	225.4
Provision for doubtful accounts	72.2	—	—	72.2
Other operating expenses-external	227.3	17.8	—	245.1
Operating expenses-intersegment	—	21.0	(21.0)	—

Total operating expenses	1,140.7	387.5	(21.0)	1,507.2

Segment EBITDA (2)	124.1	29.1	—	153.2
Less:
Interest, net	55.1	(0.3)	—	54.8
Depreciation and amortization	65.4	2.2	—	67.6
Equity method income	(0.5)	—	—	(0.5)
Stock compensation	2.9	—	—	2.9
Impairment loss	43.1	—	—	43.1
Loss on disposal of assets	0.4	—	—	0.4
Monitoring fees and expenses	2.7	—	—	2.7

Income (loss) from continuing operations before income taxes	$(45.0)	$27.2	$—	$(17.8)

Segment assets	$2,559.9	$199.7	$—	$2,759.6

Capital expenditures	$68.0	$0.4	$—	$68.4

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment losses and pension expense. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Six months ended December 31, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$1,442.1	$—	$—	$1,442.1
Premium revenues	—	432.4	—	432.4
Intersegment revenues	21.8	—	(21.8)	—

Total revenues	1,463.9	432.4	(21.8)	1,874.5

Salaries and benefits (excludes stock compensation)	710.9	16.5	—	727.4
Health plan claims expense (1)	—	338.9	—	338.9
Supplies	254.4	0.1	—	254.5
Provision for doubtful accounts	103.0	—	—	103.0
Other operating expenses-external	265.9	20.7	—	286.6
Operating expenses-intersegment	—	21.8	(21.8)	—

Total operating expenses	1,334.2	398.0	(21.8)	1,710.4

Segment EBITDA (2)	129.7	34.4	—	164.1
Less:
Interest, net	71.1	(1.2)	—	69.9
Depreciation and amortization	73.6	2.2	—	75.8
Equity method income	(0.6)	—	—	(0.6)
Stock compensation	2.9	—	—	2.9
Loss on disposal of assets	0.1	—	—	0.1
Monitoring fees and expenses	2.5	—	—	2.5
Realized loss on investments	0.1	—	—	0.1
Acquisition related expenses	5.0	—	—	5.0
Impairment loss	0.9	—	—	0.9

Income (loss) from continuing operations before income taxes	$(25.9)	$33.4	$—	$7.5

Segment assets	$2,816.6	$158.7	$—	$2,975.3

Capital expenditures	$79.3	$0.1	$—	$79.4

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment losses and pension expense. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
12.	CONTINGENCIES AND HEALTHCARE REGULATION
Contingencies
Vanguard is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on Vanguard’s financial position or results of operations, except for the new implantable cardioverter defibrillator matter as discussed below under “Governmental Regulation.”
Capital Expenditure Commitments
Earlier in calendar 2010, Vanguard entered into a $56.4 million agreement for the construction of a replacement facility for one of its hospitals in San Antonio, Texas. Vanguard expects to spend a total of $86.2 million, including costs to equip, to complete the project and expects the new facility to open during the last quarter of its fiscal year 2011. Through December 31, 2010, Vanguard had spent approximately $40.1 million, of the total budgeted $86.2 million, related to this replacement facility. As of December 31, 2010, Vanguard estimated its remaining commitments to complete all capital projects in process to be approximately $57.2 million.
Professional and General Liability Insurance
Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. Vanguard maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention maintained through Vanguard’s captive insurance subsidiary and/or another of its subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million. During the six months ended December 31, 2010, Vanguard reduced its professional and general liability reserve by $0.5 million and reduced its workers compensation reserve by $1.7 million for changes in claims development related to prior years.
Patient Service Revenues
Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income (loss) from continuing operations before income taxes by $4.5 million and $4.7 million for the three months ended December 31, 2009 and 2010 and by $4.5 million and $5.4 million for the six months ended December 31, 2009 and 2010, respectively. Vanguard recorded $20.7 million and $22.2 million of charity care deductions during the three months ended December 31, 2009 and 2010, respectively. Vanguard recorded $43.2 million and $42.8 million of charity care deductions during the six months ended December 31, 2009 and 2010, respectively.
Governmental Regulation
Laws and regulations governing the Medicare, Medicaid and other federal healthcare programs are complex and subject to interpretation. Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action, including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
In September 2010, Vanguard received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the Department of Justice (“DOJ”) Civil Division. This letter stated that the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantable cardioverter defibrillators (“ICDs”) that were not medically indicated or otherwise violated Medicare payment policy. The letter also noted that the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present time, and that the DOJ’s preliminary but continuing review indicates that many of Vanguard’s hospitals may have submitted claims for ICDs and related services that were excluded from coverage. Upon receipt of this letter, Vanguard immediately took steps to preserve all records and information pertaining or related to ICDs. DMC received a similar letter from the DOJ in respect of ICDs in December 2010. Vanguard and DMC are working cooperatively with the DOJ to identify potential Medicare claims that should not have been billed for these excluded services. Vanguard intends to continue to cooperate with the DOJ with respect to both the claims of its existing hospitals at December 31, 2010 and those of DMC, which Vanguard acquired effective January 1, 2011. To date, the DOJ has not asserted any specific claim of damages against any of Vanguard’s hospitals or any of the DMC hospitals. Because this investigation is in its early stages, Vanguard is unable to predict its timing or outcome at this time. However, Vanguard understands that this investigation is being conducted under the False Claims Act (“FCA”), which could expose Vanguard to the FCA’s treble damages provision should the DOJ’s initial analysis of Vanguard’s ICD claims be substantiated. Such damages could materially adversely impact Vanguard’s financial position, results of operations and cash flows. Vanguard is not aware of any material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing, except for this ICD matter.
Reimbursement
Final determination of amounts earned under prospective payment and cost-reimbursement activities is subject to review by appropriate governmental authorities or their agents. In the opinion of Vanguard’s management, adequate provision has been made for any adjustments that may result from such reviews.
Laws and regulations governing Medicare, Medicaid and the other federal healthcare programs are complex and subject to interpretation. Vanguard’s management believes that it is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing related to Medicare and Medicaid programs, except for the new implantable cardioverter defibrillator matter discussed above. Moreover, Vanguard’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with such laws and regulations could result in significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Guarantees
Physician Guarantees
In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically 3 to 4 years) or else return the guarantee payments to Vanguard. Vanguard records a liability at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of December 31, 2010, Vanguard had a net intangible asset of $5.8 million and a remaining liability of $2.9 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees as of December 31, 2010 was approximately $4.3 million.
Other Guarantees
As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of December 31, 2010, Vanguard maintained this performance guarantee in the form of $55.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.
13.	FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES
Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries had jointly and severally guaranteed Vanguard’s previously outstanding 9.0% senior notes on a subordinated basis and currently jointly and severally guarantee the 8.0% Notes. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities did not guarantee the previously outstanding 9.0% senior subordinated notes and currently do not guarantee the 8.0% Notes in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the previously outstanding 11.25% senior discount notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2010 and December 31, 2010 and for the three and six months ended December 31, 2009 and 2010 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
December 31, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$19.8	$38.5	$—	$58.3
Restricted cash	—	—	—	1.3	1.7	—	3.0
Accounts receivable, net	—	—	—	285.5	36.0	—	321.5
Inventories	—	—	—	52.7	3.9	—	56.6
Prepaid expenses and other current assets	0.1	—	—	95.5	9.6	(3.6)	101.6

Total current assets	0.1	—	—	454.8	89.7	(3.6)	541.0
Property, plant and equipment, net	—	—	—	1,209.9	54.6	—	1,264.5
Goodwill	—	—	—	565.4	84.8	—	650.2
Intangible assets, net	—	40.2	—	15.1	12.4	—	67.7
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in auction rate securities	—	—	—	—	15.7	—	15.7
Deposit for acquisition	—	—	—	368.1	—	—	368.1
Other assets	—	—	—	67.9	0.2	—	68.1

Total assets	$608.9	$40.2	$—	$2,681.2	$257.4	$(612.4)	$2,975.3

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$162.4	$24.9	$—	$187.3
Accrued expenses and other current liabilities	—	40.5	—	224.8	170.6	—	435.9
Current maturities of long-term debt	—	8.2	—	0.1	—	—	8.3

Total current liabilities	—	48.7	—	387.3	195.5	—	631.5
Other liabilities	—	—	—	86.9	45.9	(3.6)	129.2
Long-term debt, less current maturities	—	1,957.7	—	1.5	—	—	1,959.2
Intercompany	353.5	(1,189.8)	—	1,420.9	(280.1)	(304.5)	—
Total equity (deficit)	255.4	(776.4)	—	784.6	296.1	(304.3)	255.4

Total liabilities and equity	$608.9	$40.2	$—	$2,681.2	$257.4	$(612.4)	$2,975.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended December 31, 2009

			Issuers of
		Issuers of	11.25%
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$589.7	$45.4	$(6.9)	$628.2
Premium revenues	—	—	—	15.2	204.9	(7.8)	212.3

Total revenues	—	—	—	604.9	250.3	(14.7)	840.5

Salaries and benefits	1.0	—	—	297.7	24.2	—	322.9
Health plan claims expense	—	—	—	8.2	169.5	(6.9)	170.8
Supplies	—	—	—	105.9	8.7	—	114.6
Provision for doubtful accounts	—	—	—	33.3	1.7	—	35.0
Purchased services	—	—	—	38.1	5.7	—	43.8
Other operating expenses	0.1	—	—	51.8	15.0	(7.8)	59.1
Rents and leases	—	—	—	9.2	1.8	—	11.0
Depreciation and amortization	—	—	—	31.0	3.0	—	34.0
Interest, net	—	22.3	6.3	(1.9)	0.9	—	27.6
Management fees	—	—	—	(4.2)	4.2	—	—
Impairment loss	—	—	—	43.1	—	—	43.1
Other	—	—	—	1.5	—	—	1.5

Total costs and expenses	1.1	22.3	6.3	613.7	234.7	(14.7)	863.4

Income (loss) from continuing operations before income taxes	(1.1)	(22.3)	(6.3)	(8.8)	15.6	—	(22.9)
Income tax benefit (expense)	3.8	—	—	—	(6.1)	6.1	3.8
Equity in earnings of subsidiaries	(23.4)	—	—	—	—	23.4	—

Income (loss) from continuing operations	(20.7)	(22.3)	(6.3)	(8.8)	9.5	29.5	(19.1)
Loss from discontinued operations, net of taxes	—	—	—	(0.8)	—	—	(0.8)

Net income (loss)	(20.7)	(22.3)	(6.3)	(9.6)	9.5	29.5	(19.9)
Less: Net income attributable to non- controlling interests	—	—	—	(0.8)	—	—	(0.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(20.7)	$(22.3)	$(6.3)	$(10.4)	$9.5	$29.5	$(20.7)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended December 31, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$709.6	$46.9	$(7.7)	$748.8
Premium revenues	—	—	—	13.4	198.2	0.2	211.8

Total revenues	—	—	—	723.0	245.1	(7.5)	960.6

Salaries and benefits	1.7	—	—	348.1	25.7	—	375.5
Health plan claims expense	—	—	—	7.4	165.1	(7.7)	164.8
Supplies	—	—	—	125.5	8.0	—	133.5
Provision for doubtful accounts	—	—	—	48.9	2.3	—	51.2
Purchased services	—	—	—	55.5	7.0	—	62.5
Other operating expenses	—	—	—	64.8	11.7	0.2	76.7
Rents and leases	—	—	—	9.8	1.9	—	11.7
Depreciation and amortization	—	—	—	35.8	2.8	—	38.6
Interest, net	—	36.4	—	(2.3)	1.0	—	35.1
Impairment loss	—	—	—	0.9	—	—	0.9
Management fees	—	—	—	(4.1)	4.1	—	—
Other	—	—	—	2.3	—	—	2.3

Total costs and expenses	1.7	36.4	—	692.6	229.6	(7.5)	952.8

Income (loss) from continuing operations before income taxes	(1.7)	(36.4)	—	30.4	15.5	—	7.8
Income tax benefit (expense)	(9.7)	—	—	—	(5.9)	5.9	(9.7)
Equity in earnings of subsidiaries	6.4	—	—	—	—	(6.4)	—

Income (loss) from continuing operations	(5.0)	(36.4)	—	30.4	9.6	(0.5)	(1.9)
Loss from discontinued operations, net of taxes	—	—	—	(0.5)	(1.8)	—	(2.3)

Net income (loss)	(5.0)	(36.4)	—	29.9	7.8	(0.5)	(4.2)
Less: Net income attributable to non- controlling interests	—	—	—	(0.8)	—	—	(0.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(5.0)	$(36.4)	$—	$29.1	$7.8	$(0.5)	$(5.0)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the six months ended December 31, 2009

			Issuers of
		Issuers of	11.25%
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$1,166.6	$90.6	$(13.4)	$1,243.8
Premium revenues	—	—	—	30.6	401.5	(15.5)	416.6

Total revenues	—	—	—	1,197.2	492.1	(28.9)	1,660.4

Salaries and benefits	2.9	—	—	584.4	48.3	—	635.6
Health plan claims expense	—	—	—	16.3	328.9	(13.4)	331.8
Supplies	—	—	—	208.2	17.2	—	225.4
Provision for doubtful accounts	—	—	—	68.1	4.1	—	72.2
Purchased services	—	—	—	79.5	11.0	—	90.5
Other operating expenses	0.1	—	—	115.6	32.5	(15.5)	132.7
Rents and leases	—	—	—	18.2	3.7	—	21.9
Depreciation and amortization	—	—	—	60.9	6.7	—	67.6
Interest, net	—	44.6	12.1	(3.5)	1.6	—	54.8
Management fees	—	—	—	(8.5)	8.5	—	—
Impairment loss	—	—	—	43.1	—	—	43.1
Other	—	—	—	2.6	—	—	2.6

Total costs and expenses	3.0	44.6	12.1	1,184.9	462.5	(28.9)	1,678.2

Income (loss) from continuing operations before income taxes	(3.0)	(44.6)	(12.1)	12.3	29.6	—	(17.8)
Income tax benefit (expense)	1.7	—	—	—	(10.4)	10.4	1.7
Equity in earnings of subsidiaries	(17.9)	—	—	—	—	17.9	—

Income (loss) from continuing operations	(19.2)	(44.6)	(12.1)	12.3	19.2	28.3	(16.1)
Loss from discontinued operations, net of taxes	—	—	—	(1.4)	—	—	(1.4)

Net income (loss)	(19.2)	(44.6)	(12.1)	10.9	19.2	28.3	(17.5)
Less: Net income attributable to non- controlling interests	—	—	—	(1.7)	—	—	(1.7)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(19.2)	$(44.6)	$(12.1)	$9.2	$19.2	$28.3	$(19.2)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the six months ended December 31, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$1,362.1	$95.0	$(15.0)	$1,442.1
Premium revenues	—	—	—	28.2	404.9	(0.7)	432.4

Total revenues	—	—	—	1,390.3	499.9	(15.7)	1,874.5

Salaries and benefits	2.9	—	—	676.5	50.9	—	730.3
Health plan claims expense	—	—	—	15.3	338.6	(15.0)	338.9
Supplies	—	—	—	238.3	16.2	—	254.5
Provision for doubtful accounts	—	—	—	98.6	4.4	—	103.0
Purchased services	—	—	—	100.1	13.4	—	113.5
Other operating expenses	0.1	—	—	126.5	24.5	(0.7)	150.4
Rents and leases	—	—	—	19.0	3.7	—	22.7
Depreciation and amortization	—	—	—	70.1	5.7	—	75.8
Interest, net	—	72.6	—	(4.7)	2.0	—	69.9
Impairment loss	—	—	—	0.9	—	—	0.9
Management fees	—	—	—	(8.2)	8.2	—	—
Other	—	—	—	7.1	—	—	7.1

Total costs and expenses	3.0	72.6	—	1,339.5	467.6	(15.7)	1,867.0

Income (loss) from continuing operations before income taxes	(3.0)	(72.6)	—	50.8	32.3	—	7.5
Income tax benefit (expense)	(7.3)	—	—	—	(11.4)	11.4	(7.3)
Equity in earnings of subsidiaries	6.5	—	—	—	—	(6.5)	—

Income (loss) from continuing operations	(3.8)	(72.6)	—	50.8	20.9	4.9	0.2
Loss from discontinued operations, net of taxes	—	—	—	(0.4)	(1.8)	—	(2.2)

Net income (loss)	(3.8)	(72.6)	—	50.4	19.1	4.9	(2.0)
Less: Net income attributable to non- controlling interests	—	—	—	(1.8)	—	—	(1.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(3.8)	$(72.6)	$—	$48.6	$19.1	$4.9	$(3.8)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2009

			Issuers of
		Issuers of	11.25%
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Operating activities:
Net income (loss)	$(19.2)	$(44.6)	$(12.1)	$10.9	$19.2	$28.3	$(17.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss from discontinued operations, net of taxes	—	—	—	1.4	—	—	1.4
Depreciation and amortization	—	—	—	60.9	6.7	—	67.6
Provision for doubtful accounts	—	—	—	68.1	4.1	—	72.2
Deferred income taxes	(7.7)	—	—	—	—	—	(7.7)
Amortization of loan costs	—	2.7	0.2	—	—	—	2.9
Accretion of principal on senior discount notes	—	—	5.8	—	—	—	5.8
Loss on disposal of fixed assets	—	—	—	0.4	—	—	0.4
Stock compensation	2.9	—	—	—	—	—	2.9
Impairment loss	—	—	—	43.1	—	—	43.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	17.9	—	—	—	—	(17.9)	—
Accounts receivable	—	—	—	(79.6)	(5.9)	—	(85.5)
Inventories	—	—	—	(1.6)	(0.2)	—	(1.8)
Prepaid expenses and other current assets	—	—	—	(3.9)	9.1	—	5.2
Accounts payable	—	—	—	13.5	7.1	—	20.6
Accrued expenses and other liabilities	6.1	(4.3)	6.1	36.0	7.8	(10.3)	41.4

Net cash provided by (used in) operating activities — continuing operations	—	(46.2)	—	149.2	47.9	0.1	151.0
Net cash used in operating activities — discontinued operations	—	—	—	(1.4)	—	—	(1.4)

Net cash provided by (used in) operating activities	—	(46.2)	—	147.8	47.9	0.1	149.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2009
(Continued)

			Issuers of
		Issuers of	11.25%
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Gurantors	Eliminations	Consolidated
	(In millions)

Investing activities:
Capital expenditures	$—	$—	$—	$(64.8)	$(3.6)	$—	$(68.4)
Acquisitions and related expenses	—	—	—	(1.5)	—	—	(1.5)
Proceeds from asset dispositions	—	—	—	1.4	—	—	1.4
Increase in restricted cash	—	—	—	(20.0)	—	—	(20.0)
Other	—	—	—	(0.3)	—	—	(0.3)

Net cash used in investing activities	—	—	—	(85.2)	(3.6)	—	(88.8)

Financing activities:
Payments of long-term debt	—	(3.8)	—	—	—	—	(3.8)
Financing portion of hedge interest payments	(5.4)	—	—	—	—	—	(5.4)
Cash provided by (used in) intercompany activity	5.4	50.0	—	26.1	(78.6)	(2.9)	—
Distributions paid to non-controlling interests and other	—	—	—	—	(4.6)	2.8	(1.8)

Net cash provided by (used in) financing activities	—	46.2	—	26.1	(83.2)	(0.1)	(11.0)

Net increase (decrease) in cash and cash equivalents	—	—	—	88.7	(38.9)	—	49.8
Cash and cash equivalents, beginning of period	—	—	—	168.3	139.9	—	308.2

Cash and cash equivalents, end of period	$—	$—	$—	$257.0	$101.0	$—	$358.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Operating activities:
Net income (loss)	$(3.8)	$(72.6)	$—	$50.4	$19.1	$4.9	$(2.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.4	1.8	—	2.2
Depreciation and amortization	—	—	—	70.1	5.7	—	75.8
Provision for doubtful accounts	—	—	—	98.6	4.4	—	103.0
Deferred income taxes	5.7	—	—	—	—	—	5.7
Amortization of loan costs	—	2.5	—	—	—	—	2.5
Accretion of principal on senior discount notes	—	1.4	—	—	—	—	1.4
Loss on disposal of assets	—	—	—	0.1	—	—	0.1
Stock compensation	2.9	—	—	—	—	—	2.9
Impairment loss	—	—	—	0.9	—	—	0.9
Acquisition related expenses	—	—	—	5.0	—	—	5.0
Realized loss on investments	—	—	—	—	0.1	—	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(6.5)	—	—	—	—	6.5	—
Accounts receivable	—	—	—	(120.2)	(19.3)	—	(139.5)
Inventories	—	—	—	(0.7)	(0.3)	—	(1.0)
Prepaid expenses and other current assets	—	—	—	(40.4)	73.3	—	32.9
Accounts payable	—	—	—	0.5	(11.7)	—	(11.2)
Accrued expenses and other liabilities	0.8	(0.9)	—	63.4	7.2	(20.0)	50.5

Net cash provided by (used in) operating activities — continuing operations	(0.9)	(69.6)	—	128.1	80.3	(8.6)	129.3
Net cash used in operating activities — discontinued operations	—	—	—	(0.4)	(1.8)	—	(2.2)

Net cash provided by (used in) operating activities	(0.9)	(69.6)	—	127.7	78.5	(8.6)	127.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2010
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Gurantors	Eliminations	Consolidated
				(In millions)

Investing activities:
Acquisitions and related expenses	$—	$—	$—	$(457.9)	$—	$—	$(457.9)
Capital expenditures	—	—	—	(77.2)	(2.2)	—	(79.4)
Proceeds from asset dispositions	—	—	—	0.1	—	—	0.1
Sales of auction rate securities	—	—	—	—	7.0	—	7.0
Other	—	—	—	(1.1)	—	—	(1.1)

Net cash provided by (used in) investing activities	—	—	—	(536.1)	4.8	—	(531.3)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(4.1)	—	—	—	—	(4.1)
Proceeds from debt borrowings	—	216.6	—	—	—	—	216.6
Payments of refinancing costs and fees	—	(5.6)	—	—	—	—	(5.6)
Distributions	—	—	—	—	(4.8)	2.8	(2.0)
Cash provided by (used in) intercompany activity	0.9	(137.3)	—	229.6	(99.0)	5.8	—

Net cash provided by (used in) financing activities	0.9	69.6	—	229.6	(103.8)	8.6	204.9

Net decrease in cash and cash equivalents	—	—	—	(178.8)	(20.5)	—	(199.3)
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6

Cash and cash equivalents, end of period	$—	$—	$—	$19.8	$38.5	$—	$58.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
14.	SUBSEQUENT EVENT
On January 26, 2011, Vanguard’s wholly-owned subsidiaries, Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and Vanguard Holding Company II, Inc. (together with VHS Holdco II, the “Senior Notes Issuers”), issued an aggregate principal amount of $350.0 million of senior notes due 2019 (the “Senior Notes”) and Vanguard issued its senior discount notes due 2016 with a stated principal amount at maturity of approximately $747.2 million generating approximately $444.7 million of gross proceeds (the “Senior Discount Notes”), each in a private placement. The Senior Notes Issuers’ obligations under the Senior Notes were fully and unconditionally guaranteed on a senior basis by Vanguard, Vanguard Health Holding Company I, LLC and certain subsidiaries of VHS Holdco II. The Senior Discount Notes were not guaranteed by any of Vanguard’s subsidiaries.
The Senior Notes bear interest at a rate of 7.750% per annum. Vanguard will pay cash interest semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The Senior Notes mature on February 1, 2019. Vanguard intends to use the proceeds from the Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of both notes offerings.
The Senior Discount Notes had an initial accreted value of $602.23 per $1,000 stated principal amount at maturity and were issued at a price of $595.08 per $1,000 stated principal amount at maturity. No cash interest will accrue on the Senior Discount Notes, but the Senior Discount Notes will accrete at a rate of 10.375% per annum, compounded semi-annually on February 1 and August 1 of each year, such that the accreted value will equal the stated principal amount at maturity on February 1, 2016. Vanguard used the proceeds from the offering of the Senior Discount Notes to pay a dividend to its equity holders.

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
These factors, risks and uncertainties include, among other things, statements relating to:
•	Our high degree of leverage and interest rate risk
•	Our ability to incur substantially more debt
•	Operating and financial restrictions in our debt agreements
•	Our ability to generate cash necessary to service our debt
•	Weakened economic conditions and volatile capital markets
•	Post-payment claims reviews by governmental agencies could result in additional costs to us
•	Our ability to successfully implement our business strategies
•	Our ability to successfully integrate The Detroit Medical Center (“DMC”) acquired effective January 1, 2011, two hospitals in metropolitan Chicago, Illinois acquired on August 1, 2010 and future acquisitions
•	Conflicts of interest that may arise as a result of our control by a small number of stockholders
•	The highly competitive nature of the healthcare industry
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses
•	Potential federal or state reform of healthcare, implementation of existing reform legislation and potential modifications to such legislation
•	Future governmental investigations
•	Our ability to adequately enhance our facilities with technologically advanced equipment
•	The availability of capital to fund our corporate growth strategy
•	Potential lawsuits or other claims asserted against us
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans
•	Changes in general economic conditions
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts
•	Dependence on our senior management team and local management personnel
•	Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims
•	Our ability to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts
•	Increased costs from further government regulation of healthcare and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations
•	The geographic concentration of our operations
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings
•	A failure of our information systems would adversely impact our ability to manage our operations
•	Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002

•	Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units
•	Volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth
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

Executive Overview
As of December 31, 2010, we owned and operated 18 hospitals with a total of 4,534 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. Subsequent to December 31, 2010, we acquired eight additional acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. As of December 31, 2009 and 2010, we also owned three health plans as set forth in the following table.

		Membership
Health Plan	Location	2009	2010
Phoenix Health Plan (“PHP”) — managed Medicaid	Arizona	198,400	204,000
Abrazo Advantage Health Plan (“AAHP”) — managed Medicare and Dual Eligible	Arizona	2,700	2,700
MacNeal Health Providers (“MHP”) — capitated outpatient and physician services	Illinois	38,700	36,000

		239,800	242,700

During the six months ended December 31, 2010, our revenue growth was limited by significant challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or those covered by lower paying Medicare or Medicaid plans. We were successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during the remainder of fiscal 2011 and beyond. Our comprehensive debt refinancing (the “Refinancing”) during January 2010 extended the maturities of our debt by up to five years and along with the proceeds from the new 7.750% senior notes issued in January 2011 (see further discussion in Liquidity and Capital Resources) will be essential to the funding of our long-term growth strategies.
Our mission is to help people in the communities we serve achieve health for life by delivering an ideal patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee per episode basis, expanding services and strengthening the financial performance of our existing operations, and selectively acquiring other hospitals where we see an opportunity to improve operating performance and expand our mission. This business strategy is a framework for long-term success in an industry that is undergoing significant change, but we may continue to experience operating challenges in the short term until the general economy improves and our initiatives are fully implemented.
The Acquisitions
The Detroit Medical Center
Effective January 1, 2011, we purchased substantially all of the assets of DMC, which assets consist primarily of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. These eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. The cash purchase price for the acquired DMC assets paid at closing was $368.1 million and was funded with cash on hand.
We acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC (estimated at approximately $293.0 million as of September 30, 2010), which liability we anticipate that we will fund over 15 years after closing based upon current actuarial assumptions and estimates (which assumptions and estimates are subject to periodic adjustment). We also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of representatives and us. To collateralize this commitment, concurrent with the closing of the transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). The number of Warrant Shares outstanding is reduced proportionately as we expend capital or escrow cash related to our capital commitments.

The Resurrection Facilities
On August 1, 2010, we completed the purchase of Westlake Hospital and West Suburban Medical Center (the “Resurrection Facilities”) in the western suburbs of Chicago, Illinois, from Resurrection Health Care for a purchase price of approximately $45.3 million. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 233-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than seven miles from our MacNeal Hospital and will enable us to achieve a market presence in the western suburban area of Chicago. As part of this purchase, we acquired substantially all of the assets (other than cash on hand and certain other current assets) and assumed certain liabilities of these hospitals. We expect the addition of these hospitals will allow us to provide services in those communities in a more efficient manner.
Arizona Heart Hospital and Arizona Heart Institute
During October 2010, we completed the purchase of certain assets and liabilities of the 59-bed Arizona Heart Hospital and of the Arizona Heart Institute, both located in Phoenix, Arizona, for an aggregate purchase price of approximately $39.0 million, which was funded with cash on hand. We expect these acquisitions to provide a base upon which to formalize and expand a market-wide cardiology service strategy within the communities of metropolitan Phoenix that we serve.
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
Payer Mix Shifts
During the six months ended December 31, 2010 compared to the prior year period, we provided more healthcare services to patients who were uninsured or had coverage under Medicaid or Medicare or managed Medicaid/Medicare programs and provided fewer healthcare services to patients who had commercial managed care coverage, a trend that began during fiscal year 2010. Much of this shift resulted from general economic weakness in the markets we serve. As individuals lost their coverage under employer-sponsored managed care plans, many became eligible for state Medicaid or managed Medicaid programs or else became uninsured. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during the remainder of fiscal 2011.
Health Reform Law
The provisions included in the Health Reform Law enacted earlier in calendar 2010 include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement including market basket and disproportionate share payment decreases; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we have begun the process of transforming our delivery of care to adapt to the changes from the Health Reform Law that will be transitioned during the next several years.

Physician Alignment
Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During fiscal year 2010, we added 70 employed physicians to our physician network (net of physicians who left our network). We have added approximately 30 additional physicians during the first half of fiscal 2011 including those comprising the Arizona Heart Institute. Our remaining fiscal 2011 recruitment goals primarily emphasize recruiting physicians specializing in family practice, internal medicine and inpatient hospital care (hospitalists) and a limited number of selected specialists. Our recent acquisition of the Arizona Heart Institute represented an important step in the physician alignment process. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.
Cost pressures
In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits, and higher nurse to patient ratios necessary to improve quality of care. We have begun multiple initiatives to stabilize our nursing workforce, including a nurse leadership professional practice model and employee engagement strategies. We experienced a decrease in nursing voluntary turnover from approximately 12% during the year ended June 30, 2009 to 10% during the year ended June 30, 2010 and expect this ratio to remain relatively flat during fiscal 2011. During fiscal year 2010, we achieved the 72nd percentile for employee engagement within the Gallup Organization Employee Engagement Database. These results reflect progress towards both achieving stability in our nursing workforce and improving employee engagement since we began monitoring employee engagement during fiscal year 2008, our baseline year. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives, including consolidation of low-priced vendors, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians to reduce physician preference items, but we are uncertain if we can sustain these reductions in future periods.
Implementation of our Clinical Quality Initiatives
The integral component of each of the challenge areas previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 46 CMS quality indicators in place for federal fiscal year 2011, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators, and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.
Sources of Revenues
Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures, and the charges or payment rates for such services. Reimbursement rates for inpatient services vary significantly depending on the type of payer, the type of service (e.g., acute care, intensive care or subacute) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients
The following table sets forth the percentages of net patient revenues by payer for the three and six months ended December 31, 2009 and 2010.

	Three months ended December 31,		Six months ended December 31,
	2009	2010	2009	2010
Medicare	26.2%	25.8%	25.3%	25.6%
Medicaid	6.7%	8.5%	7.2%	8.0%
Managed Medicare	15.1%	14.3%	14.9%	14.5%
Managed Medicaid	9.2%	8.5%	9.8%	9.0%
Managed care	35.0%	33.8%	34.9%	33.9%
Self pay	6.7%	8.0%	6.8%	7.9%
Other	1.1%	1.1%	1.1%	1.1%

Total	100.0%	100.0%	100.0%	100.0%

See “Item 1 — Business — Sources of Revenues” included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education including the annual Medicare regulatory updates published by CMS in August 2010 that impact reimbursement rates under the plan for services provided during federal fiscal year 2011 which commenced October 1, 2010. The future impact to reimbursement for certain of these payers under the Health Reform Law was also addressed in such form 10-K.
Volumes by Payer
During the six months ended December 31, 2010 compared to the six months ended December 31, 2009, discharges increased 9.4% and total adjusted discharges increased 12.0%. Same hospital discharges were flat and same hospital total adjusted discharges increased 2.5% during the six months ended December 31, 2010 compared to the six months ended December 31, 2009. The following table provides details of discharges by payer for the three and six months ended December 31, 2009 and 2010.

	Three months ended December 31,				Six months ended December 31,
	2009		2010		2009		2010
Medicare	11,593	27.6%	13,193	28.2%	22,700	27.1%	25,632	27.9%
Medicaid	3,672	8.7%	4,966	10.6%	7,264	8.7%	9,571	10.4%
Managed Medicare	6,769	16.1%	7,605	16.2%	13,455	16.0%	14,447	15.7%
Managed Medicaid	6,552	15.6%	6,741	14.4%	12,953	15.4%	13,448	14.7%
Managed care	11,286	26.8%	11,611	24.8%	22,928	27.3%	23,265	25.3%
Self pay	1,999	4.8%	2,464	5.3%	4,263	5.1%	5,028	5.5%
Other	166	0.4%	223	0.5%	355	0.4%	389	0.5%

Total	42,037	100.0%	46,803	100.0%	83,918	100.0%	91,780	100.0%

Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge was $8,302 and $8,580 for the six months ended December 31, 2009 and 2010, respectively. Growth in this ratio continues to be limited by the payer mix shifts we have experienced during the past twelve months. A greater percentage of our discharges during the six months ended December 31, 2010 were attributable to patients who had Medicaid or Medicare coverage or were uninsured as opposed to those with managed care coverage compared to the six months ended December 31, 2009. We typically receive lower reimbursement for the same services provided to patients covered by Medicare or Medicaid, whether under such traditional or managed programs, than those provided to patients with commercial managed care coverage.
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

June 30, 2010	0-90 days	91-180 days	Over 180 days	Total
Medicare	17.7%	0.4%	0.3%	18.4%
Medicaid	5.6%	0.6%	0.9%	7.1%
Managed Medicare	11.3%	0.7%	0.6%	12.6%
Managed Medicaid	7.4%	0.4%	0.3%	8.1%
Managed care	27.1%	1.9%	1.1%	30.1%
Self pay(1)	10.2%	3.1%	0.7%	14.0%
Self pay after primary(2)	2.5%	3.3%	0.8%	6.6%
Other	2.1%	0.6%	0.4%	3.1%

Total	83.9%	11.0%	5.1%	100.0%

December 31, 2010	0-90 days	91-180 days	Over 180 days	Total
Medicare	19.0%	0.7%	0.2%	19.9%
Medicaid	6.5%	1.0%	0.6%	8.1%
Managed Medicare	11.3%	0.5%	0.4%	12.2%
Managed Medicaid	7.2%	0.4%	0.3%	7.9%
Managed care	27.1%	1.9%	1.1%	30.1%
Self pay(1)	9.8%	3.3%	1.0%	14.1%
Self pay after primary(2)	1.9%	2.5%	0.6%	5.0%
Other	2.0%	0.5%	0.2%	2.7%

Total	84.8%	10.8%	4.4%	100.0%

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined same hospital allowances for doubtful accounts, uninsured discounts and charity care covered 83.8% and 85.3% of combined same hospital self-pay and self-pay after primary accounts receivable as of June 30, 2010 and December 31, 2010, respectively.
The volume of self-pay accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors, and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry in the near term.

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
Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness. Recently the Governor of Arizona petitioned the federal government to provide to Arizona an exemption from current federal regulations so that it may implement a reduction in Medicaid eligibility in the state of Arizona. Other states are expected to make similar requests in the near future. Further, the tightened credit markets have complicated the states’ efforts to issue additional indebtedness to raise cash. The American Recovery and Reinvestment Act enacted in 2009 set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal matching percentage (FMAP) until December 2010. In August 2010, the additional FMAP assistance was extended until June 30, 2011 with a transitional phase-out to occur from January 1, 2011 to June 30, 2011. Absent significant improvement in economic conditions during the next six months, we expect that many of the states in which we operate will encounter additional budgetary issues once the additional FMAP funding expires and may choose to reduce Medicaid reimbursements or limit eligibility for Medicaid coverage, which could have a material adverse impact on our results of operations and cash flows. During the six months ended December 31, 2010, Medicaid and managed Medicaid programs accounted for approximately 17% of our net patient revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the six months ended December 31, 2010, we recognized approximately 34% of our net patient revenues from managed care payers.
If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.
Premium Revenues
We recognize premium revenues from our three health plans, PHP, AAHP and MHP. Premium revenues from these three plans increased $15.8 million or 3.8% during the six months ended December 31, 2010 compared to the six months ended December 31, 2009. PHP’s average membership increased to approximately 203,200 for the six months ended December 31, 2010 compared to approximately 190,700 for the six months ended December 31, 2009. PHP’s increase in revenues and membership during the six months ended December 31, 2010 resulted from the increase in individuals eligible for AHCCCS coverage due to weakened economic conditions in Arizona.
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
There have been no changes in the nature or application of our critical accounting policies during the three months ended December 31, 2010 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010.

Selected Operating Statistics
The following tables set forth certain operating statistics on a consolidated and same hospital basis for each of the periods presented.

	Three months ended December 31,		Six months ended December 31,
CONSOLIDATED:	2009	2010	2009	2010
Number of hospitals at end of period	15	18	15	18
Licensed beds at end of period	4,135	4,534	4,135	4,534
Discharges (a)	42,037	46,803	83,918	91,780
Adjusted discharges (a)	72,725	83,330	146,651	164,176
Adjusted discharges — hospitals (a)	69,022	78,948	139,123	155,618
Average length of stay (a)	4.19	4.19	4.15	4.17
Patient days (a)	176,233	195,929	348,205	382,377
Adjusted patient days (a)	304,887	348,841	608,506	683,996
Adjusted patient days-hospitals (a)	289,364	330,497	577,270	648,343
Patient revenue per adjusted discharge (a)	$8,458	$8,765	$8,302	$8,580
Patient revenue per adjusted discharge-hospitals (a)	$8,533	$8,836	$8,384	$8,638
Inpatient surgeries (a)	9,380	9,826	18,888	19,583
Outpatient surgeries (a)	19,143	19,488	38,460	38,891
Emergency room visits (a)	155,818	178,198	310,727	351,363
Occupancy rate (a)	46.3%	47.0%	45.8%	45.8%
Member lives (a)	239,800	242,700	239,800	242,700
Health plan claims expense percentage (a)	80.5%	77.8%	79.6%	78.4%

	Three months ended December 31,		Six months ended December 31,
SAME HOSPITAL (b):	2009	2010	2009	2010
Number of hospitals at end of period	15	15	15	15
Licensed beds at end of period	4,135	4,017	4,135	4,017
Patient service revenues (in millions)	$628.2	$653.4	$1,243.8	$1,300.8
Discharges	42,037	41,864	83,918	83,869
Adjusted discharges	72,725	74,754	146,651	150,342
Adjusted discharges — hospitals	69,022	70,808	139,123	142,376
Average length of stay	4.19	4.14	4.15	4.13
Patient days	176,233	173,497	348,205	346,473
Adjusted patient days	304,887	309,803	608,506	621,081
Adjusted patient days — hospitals	289,364	293,449	577,270	588,173
Patient revenue per adjusted discharge	$8,458	$8,552	$8,302	$8,473
Patient revenue per adjusted discharge — hospitals	$8,533	$8,656	$8,384	$8,554
Inpatient surgeries	9,380	8,618	18,888	17,746
Outpatient surgeries	19,143	17,910	38,460	36,253
Emergency room visits	155,818	160,055	310,727	320,935
Occupany rate	46.3%	46.9%	45.8%	46.9%

(a)	The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2010 10-K.

(b)	Same hospital results exclude those facilities that we did not own for the respective full three-month comparative periods or the full six-month comparative periods of both years.

Results of Operations
The following table presents summaries of our operating results for the three and six months ended December 31, 2009 and 2010.

	Three months ended December 31,
	2009		2010
Patient service revenues	$628.2	74.7%	$748.8	78.0%
Premium revenues	212.3	25.3%	211.8	22.0%

Total revenues	840.5	100.0%	960.6	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $1.0 and $1.7, respectively)	322.9	38.4%	375.5	39.1%
Health plan claims expense	170.8	20.3%	164.8	17.2%
Supplies	114.6	13.6%	133.5	13.9%
Provision for doubtful accounts	35.0	4.2%	51.2	5.3%
Other operating expenses	113.9	13.6%	150.9	15.7%
Depreciation and amortization	34.0	4.0%	38.6	4.0%
Interest, net	27.6	3.3%	35.1	3.7%
Impairment loss	43.1	5.1%	0.9	0.1%
Other	1.5	0.2%	2.3	0.2%

Income (loss) from continuing operations before income taxes	(22.9)	(2.7)%	7.8	0.8%
Income tax benefit (expense)	3.8	0.5%	(9.7)	(1.0)%

Loss from continuing operations	(19.1)	(2.3)%	(1.9)	(0.2)%
Loss from discontinued operations net of taxes	(0.8)	(0.1)%	(2.3)	(0.2)%

Net loss	(19.9)	(2.4)%	(4.2)	(0.4)%
Less: Net income attributable to non-controlling interests	(0.8)	(0.1)%	(0.8)	(0.1)%

Net loss attributable to Vanguard Health Systems, Inc. stockholders	$(20.7)	(2.5)%	$(5.0)	(0.5)%

	Six months ended December 31,
	2009		2010
Patient service revenues	$1,243.8	74.9%	$1,442.1	76.9%
Premium revenues	416.6	25.1%	432.4	23.1%

Total revenues	1,660.4	100.0%	1,874.5	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $2.9 and $2.9, respectively)	635.6	38.3%	730.3	39.0%
Health plan claims expense	331.8	20.0%	338.9	18.1%
Supplies	225.4	13.6%	254.5	13.6%
Provision for doubtful accounts	72.2	4.3%	103.0	5.5%
Other operating expenses	245.1	14.8%	286.6	15.3%
Depreciation and amortization	67.6	4.1%	75.8	4.0%
Interest, net	54.8	3.3%	69.9	3.7%
Impairment loss	43.1	2.6%	0.9	0.0%
Other	2.6	0.2%	7.1	0.4%

Income (loss) from continuing operations before income taxes	(17.8)	(1.1)%	7.5	0.4%
Income tax benefit (expense)	1.7	0.1%	(7.3)	(0.4)%

Income (loss) from continuing operations	(16.1)	(1.0)%	0.2	0.0%
Loss from discontinued operations net of taxes	(1.4)	(0.1)%	(2.2)	(0.1)%

Net loss	(17.5)	(1.1)%	(2.0)	(0.1)%
Less: Net income attributable to non-controlling interests	(1.7)	(0.1)%	(1.8)	(0.1)%

Net loss attributable to Vanguard Health Systems, Inc. stockholders	$(19.2)	(1.2)%	$(3.8)	(0.2)%

Three months ended December 31, 2010 compared to three months ended December 31, 2009
Revenues. Total revenues increased 14.3% during the three months ended December 31, 2010 compared to the prior year quarter. Patient service revenues increased $120.6 million or 19.2% during the current year quarter. A portion of this increase resulted from acquisitions, including the Resurrection Facilities on August 1, 2010. On a same hospital basis, patient service revenues increased $25.2 million or 4.0% during the three months ended December 31, 2010. Health plan premium revenues decreased $0.5 million or 0.2% during the current year quarter as a result of decreases in quarter over quarter supplemental revenues. Average enrollment at PHP was approximately 203,800 during the three months ended December 31, 2010, an increase of 4.3% compared to the prior year quarter. More challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for coverage under the Arizona Health Care Cost Containment System (“AHCCCS”). Enrollment in our other two health plans decreased by 6.5% as of December 31, 2010 compared to December 31, 2009.
Discharges, adjusted discharges and emergency room visits increased 11.3%, 14.6% and 14.4%, respectively, during the three months ended December 31, 2010 compared to the prior year quarter. On a same hospital basis, discharges decreased 0.4%, while adjusted discharges and emergency room visits increased 2.8% and 2.7%, respectively, during the three months ended December 31, 2010 compared to the prior year quarter. On a same hospital basis, inpatient and outpatient surgeries decreased 8.1% and 6.4%, respectively, during the three months ended December 31, 2010. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures. We also continue to face pricing pressures as a result of difficult managed care pricing negotiations, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.
We continue to implement multiple initiatives to transform our operations to prepare for the future changes we expect to occur in the healthcare industry. This transformation process is built upon providing ideal experiences for our patients and their families through clinical excellence, aligning nursing and physician interests to provide coordination of care, and improving healthcare delivery efficiencies to provide quality outcomes without overutilization of resources. The success of these initiatives will determine our ability to increase revenues from our existing operations and to increase revenues through acquisitions of other hospitals.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $952.8 million or 99.2% of total revenues during the current year quarter, compared to 102.7% during the prior year comparative quarter. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 39.1% during the current year quarter compared to 38.4% for the prior year quarter. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the three months ended December 31, 2010 compared to the prior year quarter. As of December 31, 2010, we had approximately 23,000 full-time and part-time employees compared to approximately 19,600 as of December 31, 2009. On a same hospital basis, the number of full-time and part-time employees increased approximately 3.2% when compared to the prior year. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues continued its downward trend to 0.7% for the three months ended December 31, 2010 compared to 1.3% for the prior year quarter.
•	Health plan claims. Health plan claims expense as a percentage of premium revenues was 77.8% for the three months ended December 31, 2010 compared to 80.5% for the prior year quarter. As enrollment increases, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. We may experience negative trending in this ratio if our membership mix becomes more acute or AHCCCS implements further limits on profitability for certain member groups during the remaining term of the AHCCCS contract. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $11.0 million, or 6.3% of gross health plan claims expense, were eliminated in consolidation during the current year quarter.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.8% during the current year quarter compared to 18.2% during the prior year quarter. This decrease was positively impacted by the lower surgery volumes experienced during the current year quarter compared to the prior year quarter. We also continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year quarter. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.
•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of acute care services segment revenues increased to 6.8% during the current year quarter from 5.6% during the prior year quarter. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 15.1% and 16.5% for the three months ended December 31, 2009 and 2010, respectively. The quarter over quarter increases in these ratios resulted from increases in self pay discharges as a percentage of total discharges and price increases implemented during the current year quarter compared to the prior year quarter.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 15.7% during the current year quarter compared to 13.6% during the prior year quarter primarily as a result of increased legal fees and related expenses in the current year quarter.
Other. Depreciation and amortization increased $4.6 million quarter over quarter as a result of our capital improvement and expansion initiatives and acquisitions, inclusive of the Resurrection Facilities. Net interest increased $7.5 million quarter over quarter as a result of the Refinancing that occurred in January 2010 and the issuance of the $225.0 million 8.0% Notes (the “Add-on Notes”) in July 2010 as discussed more thoroughly in the “Liquidity and Capital Resources” section of this report. We also incurred $1.3 million of acquisition-related costs during the current year quarter.
Income taxes. Our effective tax rate was approximately 16.6% during the three months ended December 31, 2009 compared to approximately 124.4% during the current period. The effective tax rate was lower during the prior year quarter due to a considerable portion of the goodwill impairment loss related to our MacNeal and Weiss Hospitals in the Illinois reporting unit being non-deductible for tax purposes. In addition, the effective tax rate during the quarter ended December 31, 2010 was affected by our establishment of a $5.5 million valuation allowance for unitary state net operating loss carryforwards.
Net loss attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard stockholders was $5.0 million during the three months ended December 31, 2010 compared to $20.7 million during the prior year quarter. The decreased net loss in the current quarter resulted primarily from the $43.1 million impairment loss recognized during the prior year quarter.
Six months ended December 31, 2010 compared to six months ended December 31, 2009
Revenues. Total revenues increased 12.9% during the six months ended December 31, 2010 compared to the prior year period. Patient service revenues increased $198.3 million or 15.9% during the current year period. A portion of this increase resulted from our acquisitions, inclusive of the Resurrection Facilities on August 1, 2010. On a same hospital basis, patient service revenues increased $57.0 million or 4.6% during the six months ended December 31, 2010. Health plan premium revenues increased $15.8 million or 3.8% during the current year period as a result of increased PHP enrollment. Average enrollment at PHP was approximately 203,200 during the six months ended December 31, 2010, an increase of 6.6% compared to the prior year. More challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for AHCCCS coverage.

Discharges, adjusted discharges and emergency room visits increased 9.4%, 12.0% and 13.1%, respectively, during the six months ended December 31, 2010 compared to the prior year. On a same hospital basis, discharges were flat while adjusted discharges and emergency room visits increased 2.5% and 3.3%, respectively, during the six months ended December 31, 2010 compared to the prior year. On a same hospital basis, inpatient and outpatient surgeries decreased 6.0% and 5.7%, respectively, during the six months ended December 31, 2010.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $1,867.0 million or 99.6% of total revenues during the current year, compared to 101.1% during the prior year. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 39.0% during the current year six months compared to 38.3% for the prior year. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the six months ended December 31, 2010 compared to the prior year. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues continued its downward trend to 0.8% for the six months ended December 31, 2010 compared to 1.3% for the prior year.
•	Health plan claims. Health plan claims expense as a percentage of premium revenues was 78.4% for the six months ended December 31, 2010 compared to 79.6% for the prior year period. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $21.8 million, or 6.0% of gross health plan claims expense, were eliminated in consolidation during the current year period.
•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.6% during the current year compared to 18.1% during the prior year. This decrease was positively impacted by the lower surgery volumes experienced during the current year.
•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of acute care services segment revenues increased to 7.1% during the current year from 5.8% during the prior year. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 16.0% and 17.0% for the six months ended December 31, 2009 and 2010, respectively. The period over period increases in these ratios resulted from increases in self pay discharges as a percentage of total discharges and price increases implemented during the current year compared to the prior year.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 15.3% during the current year compared to 14.8% during the prior year primarily as a result of increased legal fees and related expenses in the current year.
Other. Depreciation and amortization increased $8.2 million period over period as a result of our capital improvement and expansion initiatives and the acquisitions, inclusive of the Resurrection Facilities. Net interest increased $15.1 million period over period as a result of the Refinancing that occurred in January 2010 and the Add-on Notes, as discussed more thoroughly in the “Liquidity and Capital Resources” section of this report. We also incurred $5.0 million of acquisition-related costs during the current year.
Income taxes. Our effective tax rate was approximately 9.6% during the six months ended December 31, 2009 compared to approximately 97.3% during the current period. The effective tax rate was lower during the prior year due to a considerable portion of the goodwill impairment loss related to our MacNeal and Weiss Hospitals in the Illinois reporting unit being non-deductible for tax purposes. In addition, the effective tax rate during the six months ended December 31, 2010 was affected by our establishment of a $5.5 million valuation allowance for unitary state net operating loss carryforwards.

Net loss attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard stockholders was $3.8 million during the six months ended December 31, 2010 compared to $19.2 million during the six months ended December 31, 2009. The decreased net loss in the current period resulted primarily from the $43.1 million impairment loss recognized during the prior year.
Liquidity and Capital Resources
Operating Activities
As of December 31, 2010 we had a working capital deficit of $90.5 million, including cash and cash equivalents of $58.3 million, as a result of the DMC purchase price of $368.1 million, which was paid on December 31, 2010. Working capital at June 30, 2010 was $105.0 million. Cash provided by operating activities decreased by $22.5 million during the six months ended December 31, 2010 compared to the prior year period. Operating cash flows during the current year were positively impacted by AHCCCS’ deferral of the June 2010 capitation and supplemental payments to PHP of approximately $62.0 million until July 2010. Current year operating cash flows were negatively impacted by the buildup of working capital at Arizona Heart Hospital, higher interest payments and the timing of accounts payable during the current year compared to the prior year. Gross days in accounts payable was 54 days as of December 31, 2010 but averaged 44 days during the six months ended December 31, 2010, which was comparable to the average gross accounts payable days during the six months ended December 31, 2009. Interest payments were higher as a result of the increased debt resulting from our January 2010 comprehensive refinancing of our debt and the addition of the Add-on Notes in July 2010. Net days revenue in accounts receivable increased 2 days to approximately 43 days at December 31, 2010 compared to approximately 41 days at June 30, 2010 but improved from 46 days as of December 31, 2009.
Investing Activities
Cash used in investing activities increased from $88.8 million during the six months ended December 31, 2009 to $531.3 million during the six months ended December 31, 2010, primarily as a result of the cash paid for acquisitions, including the acquisitions of the Resurrection Facilities in August 2010, Arizona Heart Hospital and Arizona Heart Institute in October 2010 and the cash paid for The Detroit Medical Center, included in Deposit of Acquisition on our December 31, 2010 condensed consolidated balance sheet. Capital expenditures increased $11.0 million during the current year compared to the prior year. This increase in capital expenditures relates to the construction of a replacement hospital in San Antonio, which we expect to complete during the fourth quarter of fiscal 2011. We entered into a $56.4 million agreement to construct this replacement facility earlier in calendar 2010 and expect to spend a total of $86.2 million, including costs to equip, to complete the project. Through December 31, 2010, we have spent approximately $40.1 million of the budgeted $86.2 million related to this replacement facility.
Financing Activities
Cash flows from financing activities increased by $215.9 million during the six months ended December 31, 2010 compared to the six months ended December 31, 2009 primarily due to the $216.6 million cash proceeds from our issuance of the Add-on 8.0% notes in July 2010 as discussed below. As of December 31, 2010, we had outstanding $1,967.5 million in aggregate indebtedness. The “Refinancing” section below provides additional information related to our liquidity.
On July 14, 2010, we issued the 8% Add-on Notes for an additional $225.0 million aggregate principal amount, which are guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of VHS Holdco II. The Add-on notes were issued under the indenture governing the 8.0% Notes that we issued on January 29, 2010 as part of the comprehensive refinancing of our debt. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The proceeds from the Add-on Notes were used to finance, in part, our acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the acquisition.

On January 26, 2011, we issued an aggregate principal amount of $350.0 million of senior notes due 2019 (the “2011 senior notes”) and senior discount notes due 2016 with a stated principal amount at maturity of approximately $747.2 million generating approximately $444.7 million of gross proceeds (the “2011 discount notes”), each in a private placement. The 2011 senior notes bear interest at a rate of 7.750% per annum. We will pay cash interest semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The 2011 senior notes mature on February 1, 2019. We intend to use the proceeds from the 2011 senior notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of both notes offerings. The 2011 discount notes have an initial accreted value of $602.23 per $1,000 stated principal amount at maturity and were issued at a price of $595.08 per $1,000 stated principal amount at maturity. No cash interest will accrue on the 2011 discount notes, but the 2011 discount notes will accrete at a rate of 10.375% per annum, compounded semi-annually on February 1 and August 1 of each year, such that the accreted value will equal the stated principal amount at maturity on February 1, 2016. We used the proceeds from the offering of the 2011 discount notes to pay a dividend to our equity holders.
Debt Covenants
Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of December 31, 2010.

	Debt	Actual
	Covenant Ratio	Ratio
Interest coverage ratio requirement	2.00x	3.75x
Total leverage ratio limit	6.25x	3.65x
Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, among others, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our 2010 term loan facility or the necessity of lender waivers with more onerous terms including adverse pricing or repayment provisions or more restrictive covenants. A default under our 2010 credit facilities would also result in a default under the indenture governing our 8.0% Notes and the indentures governing the 2011 senior notes and 2011 discount notes.
Capital Resources
We anticipate spending a total of $250.0 million to $270.0 million in capital expenditures during fiscal 2011, including the $79.4 million we spent during the six months ended December 31, 2010. We expect that cash on hand, cash generated from our operations, cash from the issuance of the 2011 senior notes and cash expected to be available to us under our 2010 Credit Facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future including those required by the DMC purchase agreement. As previously mentioned, the DMC purchase agreement requires that we expend $350.0 million for routine capital needs and $500.0 million for a specified project listing related to the DMC facilities during the five year period subsequent to the acquisition. The $500.0 million commitment for specified construction projects includes the following annual aggregate spending amounts — $80.0 million for calendar 2011; $160.0 million for calendar 2012; $240.0 million for calendar 2013; $320.0 million for calendar 2014; and $500.0 million for calendar 2015. We cannot assure you that our operations will generate sufficient cash or that cash on hand or additional future borrowings under our 2010 Credit Facilities will be available to enable us to meet these requirements, especially given the current general economic weakness.
We had $58.3 million of cash and cash equivalents as of December 31, 2010. However, our cash increased by approximately $331.0 million in January 2011 as a result of issuance of the 2011 senior notes. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

As of December 31, 2010, we held $15.7 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheets due to inactivity in the primary ARS market during the past year. The par value of the ARS was $17.3 million as of December 31, 2010. We reduced the temporary impairment related to the ARS by $3.0 million ($1.9 million, net of taxes) during the six months ended December 31, 2010, which are included in accumulated comprehensive loss (“AOCL”) on the condensed consolidated balance sheets. Approximately $6.3 million of the ARS were redeemed at 98% of par value and $0.9 million were redeemed at par value during the six months ended December 31, 2010.
We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may increase borrowings under our 2010 term loan facility, issue additional senior or subordinated notes, draw upon cash on hand, utilize amounts available under our 2010 revolving facility or seek additional equity funding. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. If additional equity or debt funding is not available to us, it is likely that we will have to make borrowings from time to time under our 2010 revolving credit facility to meet our working capital and capital expenditure needs. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control. Future capital commitments set forth in recent acquisition agreements are as follows:
•	Completed acquisition of DMC—Effective January 1, 2011, we purchased the DMC system, which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds for a cash purchase price of $368.1 million. We also assumed a “frozen” defined benefit pension liability (estimated at approximately $293.0 million as of September 30, 2010 that we expect to fund over 15 years based upon actuarial assumptions and estimates, as adjusted periodically by actuaries) as part of the acquisition. Additionally, we committed to make $350.0 million in routine capital expenditures and $500.0 in capital expenditures related to a specific project list agreed to by DMC and us as part of the acquisition. Notwithstanding these $350.0 million and $500.0 million capital commitments, if in the future we should pay any amounts to any governmental agency (each a “Special Payment”), and the Special Payment arises out of a violation or alleged violation by DMC prior to the closing of the DMC acquisition of certain stipulated healthcare laws, then, if and to the extent that the Special Payment, individually or together with all previous Special Payments exceeds $25.0 million (the “Special Payment Threshold”), we shall have the right to apply the amount of the Special Payment, but only to the extent the Special Payment Threshold has been exceeded (the “Excess Payment”), as follows: (i) the first $10.0 million of such Excess Payment in any particular year shall be applied against our obligation to make routine capital expenditures during such year and (ii) any remaining portion of the Excess Payment in any particular year which has not been so applied as described above shall be applied against our $500.0 million capital commitment related to specific projects.

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of December 31, 2010.

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$166.9	$331.9	$329.3	$2,218.3	$3,046.4
Operating leases (2)	30.0	49.5	33.0	30.8	143.3
Purchase obligations (2)	38.9	—	—	—	38.9
Health plan claims and settlements payable (3)	157.3	—	—	—	157.3
Estimated self-insurance liabilities (4)	42.4	39.9	26.0	27.9	136.2

Subtotal	$435.5	$421.3	$388.3	$2,277.0	$3,522.1

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Other Commitments:
Construction and capital improvements (5)	$57.2	$—	$—	$—	$57.2
Guarantees of surety bonds (6)	55.0	—	—	—	55.0
Letters of credit (7)	—	—	37.1	—	37.1
Physician commitments (8)	3.8	—	—	—	3.8
Estimated liability for uncertain tax positions (9)	11.9	—	—	—	11.9

Subtotal	$127.9	$—	$37.1	$—	$165.0

Total obligations and commitments	$563.4	$421.3	$425.4	$2,277.0	$3,687.1

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at December 31, 2010 assumes an average interest rate of 8.0%. These payments adjusted to reflect the impact of the offerings of the 2011 senior notes and the 2011 discount notes would have been the following: $196.0 million due within one year; $390.1 million due within two to three years; $387.5 million due within four to five years and $3,313.0 million due after five years.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

(3)	Represents health claims incurred by members of PHP, AAHP and MHP, including incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements are separately stated on our condensed consolidated balance sheets.

(4)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(5)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as property, plant and equipment on our condensed consolidated balance sheets. The construction and capital improvements obligations, adjusted to reflect capital commitments under the executed DMC Purchase Agreement (as previously discussed) would be increased by the following as of December 31, 2010: $150.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million committed within four to five years.

(6)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(7)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(8)	Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(9)	Represents expected future tax liabilities recognized in our condensed consolidated balance sheets determined under the guidance of accounting for income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2010, we had in place $1,070.9 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
Our 2010 credit facilities consist of $810.9 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $37.1 million of capacity was utilized by outstanding letters of credit as of December 31, 2010). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in annual net interest of approximately $2.0 million.
Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $810.9 million in outstanding term loans bear interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added to our 2010 term loan facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 revolving facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.
At December 31, 2010, we held $15.7 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in auction rate securities on our condensed consolidated balance sheets. The par value of the ARS was $17.3 million as of December 31, 2010. We recorded a realized loss on the ARS of $0.6 million and temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all then outstanding par value ARS during our fiscal year ended June 30, 2009. Our ARS were rated “AAA” by one or more major credit rating agencies at December 31, 2010 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Sherman Act Antitrust Class Action Litigation—Maderazo, et al. v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et al., Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006) and Cason-Merenda, et al. v. Detroit Medical Center, et al., Case No. 2:06-cv-15601-GER-DAS (United States District Court, Eastern District of Michigan, Southern Division, filed December 15, 2006)
On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys fees. From 2006 through April 2008 we and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, the issue of whether the court will certify a class in this suit. In April 2008 the case was stayed by the judge pending his ruling on plaintiffs’ motion for class certification. We believe that the allegations contained within this putative class action suit are without merit, and we have vigorously worked to defeat class certification. If a class is certified, we will continue to defend vigorously against the litigation.
On the same date in 2006 that this suit was filed against us in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals in those cities (none of such hospitals being owned by us). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, one of which systems is DMC. Since representatives of the Service Employees International Union joined plaintiffs’ attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, we believe that SEIU’s involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio. The nurses in our hospitals in San Antonio are currently not members of any union. Of the four other similar cases filed in 2006, only the Chicago case has been concluded, following the court’s denial of plaintiffs’ motion to certify a class. In the suit in Detroit, the plaintiffs have filed a motion for class certification and DMC has filed a motion for summary judgment and both motions are currently pending before the trial judge. The other two suits have progressed at somewhat different paces and remain pending. To date, in all five suits, the plaintiffs have yet to persuade any court to certify a class of registered nurses as alleged in their complaints. We believe that the allegations in the Detroit suit are also without merit and we intend to continue to defend against this suit as well as our similar suit in San Antonio.
If the plaintiffs in the San Antonio and/or the Detroit suits (1) are successful in obtaining class certification and (2) are able to prove substantial damages which are then trebled under Section 1 of the Sherman Act, such a result could materially affect our business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on our financial position or results of operations.

New DOJ Enforcement Initiative: Medicare Billing for Implantable Cardioverter Defibrillators (“ICDs”)
In September 2010 we received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the Department of Justice (“DOJ”) Civil Division, stating that (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of ICDs which were not medically indicated and/or otherwise violated Medicare payment policy; (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present; (3) the relevant CMS National Coverage Determination (“NCD”) excludes Medicare coverage for ICDs implanted in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past three months; (4) DOJ’s initial analysis of claims submitted to Medicare indicates that many of our hospitals may have submitted claims for ICDs and related services that were excluded from coverage; (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient charts and other documents, along with statements under oath; and (6) we and our hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter we immediately took steps to retain and preserve all of our information and that of our hospitals related to ICDs.
Published sources report that earlier in 2010 the DOJ served subpoenas on a number of hospitals and health systems for this same ICD Medicare billing issue, but that the DOJ appears later in 2010 to have changed its approach, and that several hospitals and health systems have since September 2010 received letters regarding ICDs substantially in the form of the letter that we received, rather than subpoenas.
DMC received its letter from DOJ in respect of ICDs in December 2010. The DMC letter also proposed a cooperative approach envisioning that (1) the DOJ provide DMC with its claims data evidencing each claim that may have violated the NCD; (2) the DOJ, simultaneously with DMC but independently, conduct a medical review of these charts to determine if ICDs were implanted when they were not medically indicated; and (3) the DOJ and DMC jointly determine on which claims they agree, on which claims they do not agree, and how the DOJ and DMC resolve any disagreements. The DOJ has also proposed this cooperative approach to us orally. Both DMC and we received certain claims data from the DOJ in December 2010 in conformity with this cooperative approach. Since we now own DMC, we will be handling (and be responsible for) both the claims sent to us and the claims sent to DMC in December 2010.
We intend to cooperate fully with the investigation of this matter. To date, the DOJ has not asserted any specific claim of damages against us or our hospitals. Because we are in the early stages of this investigation, we are unable to predict its timing or outcome at this time. However, as we understand that this investigation is being conducted under the False Claims Act (“FCA”), if the DOJ’s initial analysis of our claims is substantiated, then we are at risk for significant damages under the FCA’s treble damages provision and, as a result, such damages could materially affect our business, financial condition or results of operations.
Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, other than the changes set forth in the new or revised risk factors set forth below.
Risks Related to Our Indebtedness
Our high level of debt and significant leverage may adversely affect our operations and our ability to grow and otherwise execute our business strategy.
We continue to have substantial indebtedness after we completed the offerings in January 2011 of $350.0 million 7.750% senior notes due 2019 (the “2011 senior notes”) and 10.375% senior discount notes due 2016 with a principal amount at maturity of approximately $747.2 million and gross proceeds to us of approximately $444.7 million (the “2011 senior discount notes”). As of December 31, 2010, on an as adjusted basis after giving effect to the Acquisitions and issuance hereby of the senior notes and the senior discount notes, we would have had $2,774.8 million of indebtedness, $810.9 million of which would have been senior secured indebtedness (excluding letters of credit and guarantees). As of December 31, 2010, we also would have had $222.9 million of secured indebtedness available for borrowing under our $260.0 million revolving credit facility expiring in January 2015 (the “2010 Revolving Facility”), after taking into account $37.1 million of outstanding letters of credit. In addition, we may request an incremental term loan facility to be added to our $815.0 million senior secured term loan maturing in January 2016 (the “2010 Term Loan Facility” and together with the 2010 Revolving Facility, the “2010 Credit Facilities”) to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and subject to certain other conditions. Similarly, we may seek to increase the borrowing availability under the 2010 Revolving Facility to an amount larger than $260.0 million, subject to the receipt of lender commitments and subject to certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.

Our substantial indebtedness could have important consequences, including the following:
•	our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to our existing notes and the notes offered hereby;
•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;
•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;
•	make us vulnerable to increases in interest rates since all of our borrowings under our 2010 Credit Facilities are, and additional borrowings may be, at variable interest rates;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins;
•	limit our ability to use operating cash in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments; and
•	limit our ability to compete with others who are not as highly-leveraged.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the $1,175.0 million 8.0% senior unsecured notes due 2018 (the “8.0% Notes”), the 2011 senior notes, the 2011 senior discount notes and the 2010 Credit Facilities do not fully prohibit us or our subsidiaries from doing so. Our 2010 Revolving Facility provides commitments of up to $260.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our 2010 Revolving Facility), of which $222.9 million was available for future borrowings as of December 31, 2010. In addition, we may seek to increase the borrowing availability under the 2010 Revolving Facility and to increase the amount of our 2010 Term Loan Facility as previously described. All of those borrowings would be senior and secured, and as a result, would be effectively senior to the 8.0% Notes, the 2011 senior notes and the 2011 senior discount notes and the guarantees of the 8.0% Notes and the guarantees of the 2011 senior notes and the 2011 senior discount notes by the guarantors. If we incur any additional indebtedness that ranks equally with the 8.0% Notes, the 2011 senior notes and the 2011 senior discount notes, the holders of that debt will be entitled to share ratably with the holders of the 8.0% Notes, the 2011 senior notes and the 2011 senior discount notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
All of the borrowings under the 2010 Credit Facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. A 0.25% increase in the expected rate of interest under the 2010 Term Loan Facility would increase our annual interest expense by approximately $2.0 million. The impact of such an increase would be more significant than it would be for some other companies because of our substantial debt. We have from time to time managed our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our previously outstanding debt and may elect to enter into similar instruments in the future for the 2010 Credit Facilities. If we enter into such derivative instruments, our ultimate interest payments may be greater than those that would be required under existing variable interest rates.

Operating and financial restrictions in our debt agreements limit our operational and financial flexibility.

The 2010 Credit Facilities and the indentures under which the 8.0% Notes, the 2011 senior notes and the 2011 senior discount notes were issued contain a number of significant covenants that, among other things, restrict our ability to:

• incur additional indebtedness or issue preferred stock;

• pay dividends on or make other distributions or repurchase our capital stock or make other restricted payments;

• make investments;

• enter into certain transactions with affiliates;

• limit dividends or other payments by restricted subsidiaries to the issuers of the notes or other restricted subsidiaries;

• create liens without securing the notes;

• designate our subsidiaries as unrestricted subsidiaries; and

• sell certain assets or merge with or into other companies or otherwise dispose of all or substantially all of our assets.

In addition, under the 2010 Credit Facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the 2010 Credit Facilities. In the event of default, the lenders could elect to declare all amounts borrowed under the 2010 Credit Facilities, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the 2010 Credit Facilities are senior in right of payment to our existing notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the notes.

Our capital expenditure and acquisition strategies require substantial capital resources. The building of new hospitals and the operations of our existing hospitals and newly acquired hospitals require ongoing capital expenditures for construction, renovation, expansion and the addition of medical equipment and technology. More specifically, we are contractually obligated to make significant capital expenditures relating to the newly acquired facilities of the Detroit Medical Center (“DMC”). Also, construction costs to build new hospitals are substantial and continue to increase. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.

A breach of any of the restrictions or covenants in our debt agreements could cause a cross-default under other debt agreements. A significant portion of our indebtedness then may become immediately due and payable. We are not certain whether we would have, or be able to obtain, sufficient funds to make these accelerated payments. If any debt is accelerated, our assets may not be sufficient to repay in full such indebtedness and our other indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, including our existing notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, the indentures governing our existing notes allow us to make significant dividend payments, investments and other restricted payments. The making of these payments could decrease available cash and adversely affect our ability to make principal and interest payments on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness, including our existing notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The 2010 Credit Facilities and the indentures governing our existing notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

VHS Holdco II, VHS Holdco I and Vanguard must rely on payments from their subsidiaries to fund payments on our existing notes and the guarantees thereof. Such funds may not be available in certain circumstances.

Vanguard Health Holding Company II, LLC (“VHS Holdco II”), Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and Vanguard are holding companies and all of their operations are conducted through their subsidiaries. Therefore, VHS Holdco II, VHS Holdco I and Vanguard depend on the cash flows of their subsidiaries to meet their obligations, including their respective obligations under our existing notes and the guarantees thereof.

The ability of these subsidiaries to distribute to VHS Holdco II, VHS Holdco I and Vanguard by way of dividends, distributions, interest, return on investments, or other payments (including loans) is subject to various restrictions, including restrictions imposed by the 2010 Credit Facilities and the indentures relating to our existing notes; and future debt may also limit such payments. Holders of our existing notes do not have any direct claim on the cash flows of the operating subsidiaries of VHS Holdco II other than the guarantees of the senior notes and such subsidiaries have no obligation other than the guarantees of the senior notes, contingent or otherwise, to pay amounts due under our existing notes, to make any mandatory redemptions, repurchases or principal or accreted value payments in respect of the existing notes or to make funds available to VHS Holdco II or to Vanguard. Holders of the 2011 senior discount notes do not have any direct claim on the cash flows of the operating subsidiaries of Vanguard with respect to the 2011 senior discount notes because none of Vanguard’s subsidiaries have guaranteed the 2011 senior discount notes.

Because Vanguard is the sole obligor of the 2011 senior discount notes, and its subsidiaries have not guaranteed its obligations under the 2011 senior discount notes or have any obligations with respect to the 2011 senior discount notes, the 2011 senior discount notes are structurally subordinated to all of the indebtedness and liabilities of Vanguard’s subsidiaries. In addition, our existing senior notes are structurally subordinated to all of the indebtedness and liabilities of any of our subsidiaries that did not guarantee the senior notes. The right of holders to receive payments on our senior notes or 2011 senior discount notes, as applicable, could be adversely affected if Vanguard’s or the senior notes issuers’, as applicable, non-guarantor subsidiaries declare bankruptcy, liquidate or reorganize.

The 2011 senior discount notes have not been guaranteed by any of Vanguard’s subsidiaries. Our senior notes have not been guaranteed by all subsidiaries of the issuers of the senior notes. All of VHS Holdco II’s domestic restricted subsidiaries that guaranteed the obligations of any borrower under the 2010 Credit Facilities have guaranteed our senior notes. The 2011 senior discount notes are structurally subordinated to any existing and future preferred stock, indebtedness and other liabilities of Vanguard’s subsidiaries. Our senior notes are structurally subordinated to any existing and future preferred stock, indebtedness and other liabilities of any of VHS Holdco II’s subsidiaries that did not guarantee the senior notes, even if such obligations do not constitute senior indebtedness. In the event of a foreclosure, dissolution, winding-up, liquidation, reorganization, bankruptcy or similar proceeding of one of the non-guarantor subsidiaries of the issuers of the senior notes or Vanguard, as applicable, holders of such non-guarantor subsidiary’s indebtedness and trade creditors will generally be entitled to payment of their claims from the assets of that subsidiary before any assets are made available for distribution to the issuers of our senior notes or Vanguard, as applicable.

VHS Holdco II’s non-guarantor subsidiaries accounted for $1,001.3 million, or 27.9%, of our total revenues for the twelve months ended December 31, 2010, $257.4 million, or 8.7%, of our assets (excluding intercompany receivables) as of December 31, 2010 and $241.4 million, or 8.9%, of our liabilities (excluding intercompany liabilities) as of December 31, 2010.

VHS Holdco II’s non-guarantor subsidiaries may also be subject to restrictions on their ability to distribute cash to the issuers of the senior notes in their financing or other agreements and, as a result, the issuers of our senior notes may not be able to access their cash flows to service their respective debt obligations, including in respect of the senior notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on our existing notes.

Any default under the agreements governing our indebtedness, including a default under our 2010 Credit Facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on our existing notes and substantially decrease the market value of our existing notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including our 2010 Credit Facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our 2010 Revolving Facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under our 2010 Credit Facilities to avoid being in default. If we breach our covenants under our 2010 Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our 2010 Credit Facilities, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

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

The U.S. economy and global credit markets remain volatile. Instability in consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of economic weakness will have an adverse impact on our operations. Other risk factors discussed herein describe some significant risks that may be magnified by the current economic conditions such as the following:

•	Our concentration of operations in a small number of regions, and the impact of economic downturns in those communities. To the extent the communities in and around San Antonio, Texas; Phoenix, Arizona; Chicago, Illinois; Detroit, Michigan; or certain communities in Massachusetts experience a greater degree of economic weakness than average, the adverse impact on our operations could be magnified.
•	Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies (including managed Medicare and managed Medicaid payers) reduce our reimbursement. Current economic conditions have accelerated and increased the budget deficits for most states, including those in which we operate. These budgetary pressures may result in healthcare payment reductions under state Medicaid plans or reduced benefits to participants in those plans. Also, governmental, managed Medicare or managed Medicaid payers may defer payments to us to conserve cash. Managed care companies may also seek to reduce payment rates or limit payment rate increases to hospitals in response to reductions in enrolled participants.
•	Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee healthcare costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits.
•	Under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under our 2010 Credit Facilities will be held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to
We are unable to predict if the condition of the U.S. economy, the local economies in the communities we serve or global credit conditions will improve in the near future or when such improvements may occur.

We are unable to predict the impact of the Health Reform Law, which represents significant change to the healthcare industry.
As enacted, the Health Reform Law will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement.
The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Illinois, where a significant portion of our licensed beds are located. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of Accountable Care Organizations (“ACOs”) and bundled payment pilot programs, which will create possible sources of additional revenue.
However, it is difficult to predict the size of the potential revenue gains to us as a result of these elements of the Health Reform Law because of uncertainty surrounding a number of material factors including the following:
•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the Congressional Budget Office (“CBO”) estimates 32 million, the Centers for Medicare & Medicaid Services (“CMS”) estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the extent to which states will enroll new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created American Health Benefit Exchanges (“Exchanges”) and those who might be covered under the Medicaid program under contracts with the state;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;
•	the extent to which the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business; and
•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law. More than twenty challenges to the Health Reform Law have been filed in federal courts. Although some federal district courts have upheld the constitutionality of the Health Reform Law or dismissed cases on procedural grounds, on December 13, 2010, a Virginia federal district court held the requirement that individuals maintain health insurance or pay a penalty to be unconstitutional, while leaving the remainder of the Health Reform Law intact. On January 18, 2011, both the government and Virginia Attorney General Ken Cuccinelli filed notices of appeal in the Virginia federal district court case and it is uncertain how the case will ultimately be resolved. Also, on January 31, 2011, U.S. District Judge Roger Vinson ruled that the entire Health Reform Law was unconstitutional due to the fact that the mandate in the law requiring individuals to purchase health insurance is not severable from the remainder of the law. These lawsuits are subject to appeal.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 55%, 56%, 57% and 57% of our net patient revenues during our fiscal years ended June 30, 2008, 2009 and 2010 and the six months ended December 31, 2010, respectively, were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors including the following:
•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;
•	whether reductions required by the Health Reform Law will be changed by statute prior to becoming effective;
•	the size of the Health Reform Law’s annual productivity adjustment to the market basket beginning in 2012 payment years;
•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;
•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;
•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;
•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs or whether they will decrease reimbursement;
•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;
•	whether our revenues from upper payment limit (“UPL”) programs will be adversely affected, because there may be fewer indigent, non-Medicaid patients for whom we provides service pursuant to UPL programs in which we participate; and
•	reductions to Medicare payments CMS may impose for “excessive readmissions.”
Because of the many variables involved, we are unable to predict the net effect on us of the expected decreases in uninsured individuals using our facilities, the reductions in Medicare spending, reductions in Medicare and Medicaid DSH funding and numerous other provisions in the Health Reform Law that may affect us. Further, it is unclear how federal lawsuits challenging the constitutionality of the Health Reform Law will be resolved or what the impact will be of any resulting changes to the law. For example, should the requirement that individuals maintain health insurance ultimately be deemed unconstitutional but the prohibition on health insurers excluding coverage due to pre-existing conditions be maintained, significant disruption to the health insurance industry could result, which could impact our revenues and operations.

If we are unable to enter into favorable contracts with managed care plans, our operating revenues may be reduced.
Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 56%, 58%, 59% and 57% of our net patient revenues for the years ended June 30, 2008, 2009 and 2010 and the six months ended December 31, 2010, respectively. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. The trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.
Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments.
Approximately 55%, 56%, 57% and 57% of our net patient revenues for the years ended June 30, 2008, 2009 and 2010 and the six months ended December 31, 2010, respectively, came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years federal and state governments have made significant changes to the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.
In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. For example, CMS completed a two-year transition to full implementation of the Medicare severity diagnosis-related group (“MS-DRG”) system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services are expected to be slightly lower than payments for the same services in federal fiscal year 2010 because of reductions resulting from the Health Reform Law and the MS-DRG implementation.
Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current weakened economic conditions have increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs and the Children’s Health Insurance Program (“CHIP”) in many states. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. For example, Arizona has discontinued a state health benefits program for low income patients and, effective April 1, 2011, Arizona’s Medicaid program will be reducing provider rates by 5% across all services (excluding long term care, which faces a 5% cumulative rate reduction from October 1, 2010 to April 1, 2011). Recently, the Governor of Arizona petitioned the federal government to provide to Arizona an exemption from current federal regulations so that it may implement a reduction in Medicaid eligibility. Other states are expected to make similar requests. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate. For example, the Texas state legislature is currently considered a proposal that could reduce Medicaid payments to healthcare providers by up to 10%. Our Texas hospitals also participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exceptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges, and to participate in grants and other incentive opportunities. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

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
In some cases, commercial third-party payers rely on all or portions of the MS-DRG system to determine payment rates, which may result in decreased reimbursement from some commercial third-party payers. Other changes to government healthcare programs may negatively impact payments from commercial third-party payers.
Current or future healthcare reform efforts, changes in laws or regulations regarding government healthcare programs, other changes in the administration of government healthcare programs and changes to commercial third-party payers in response to healthcare reform and other changes to government healthcare programs could have a material, adverse effect on our financial position and results of operations.
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
In many instances, the industry does not have the benefit of significant regulatory or judicial interpretations of these laws and regulations. This is particularly true in the case of the Medicare and Medicaid statute codified under Section 1128B(b) of the Social Security Act and known as the “Anti-Kickback Statute.” This statute prohibits providers and other persons or entities from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other federal healthcare programs. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or the intent to violate the law is not required. As authorized by the U.S. Congress, the Department of Health and Human Services (“HHS”) has issued regulations which describe certain conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.
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

In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and (to an extent) Medicaid patients to providers of certain “designated health services” if the physician or a member of his or her immediate family has an ownership or investment interest in, or compensation arrangement with, that provider. In addition, the provider in such arrangements is prohibited from billing for all of the designated health services referred by the physician, and, if paid for such services, is required to promptly repay such amounts. Most of the services furnished by our facilities are “designated health services” for Stark Law purposes, including inpatient and outpatient hospital services. There are multiple exceptions to the Stark Law, among others, for physicians having a compensation relationship with the facility as a result of employment agreements, leases, physician recruitment and certain other arrangements. However, each of these exceptions applies only if detailed conditions are met. An arrangement subject to the Stark Law must qualify for an exception in order for the services to be lawfully referred by the physician and billed by the provider. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services.
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
Additionally, if we violate the Anti-Kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the False Claims Act, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit. For a discussion of remedies and penalties under the False Claims Act, see “—Providers in the healthcare industry have been the subject of federal and state investigations, whistleblower lawsuits and class action litigation, and we may become subject to investigations, whistleblower lawsuits or class action litigation in the future” below.
Effective December 31, 2010, in connection with the acquisition of DMC, we and Detroit Medical Center entered into a Settlement Agreement with the Department of Justice and the Department of Health and Human Services Office of Inspector General (the “OIG”), releasing us from liability under the False Claims Act, the Civil Monetary Penalties Law, and the civil monetary penalties provisions of the Stark Law for certain disclosed conduct (the “Covered Conduct”) by Detroit Medical Center prior to our acquisition that may have violated the Anti-Kickback Statute or the Stark Law or failed to comply with governmental reimbursement rules. (A copy of the Settlement Agreement may be found as Exhibit 2.6 to our Current Report on Form 8-K dated January 5, 2011 filed with the Securities and Exchange Commission.) Detroit Medical Center paid $30.0 million to the government in connection with such settlement based upon the government’s analysis of Detroit Medical Center’s net worth and ability to pay, but not upon our net worth and ability to pay. The Settlement Agreement is subject to the government’s right of rescission in the event of Detroit Medical Center’s nondisclosure of assets or any misrepresentation in Detroit Medical Center’s financial statements disclosed to the government by Detroit Medical Center. While we are not aware of any such misrepresentation or nondisclosure at this time, such misrepresentation or nondisclosure by Detroit Medical Center would provide the government the right to rescind the Settlement Agreement. Additionally, while the scope of release for the Covered Conduct under the Stark Law is materially similar to or broader than that found in most similar publicly-available settlement agreements, the precise scope of such a release under the Stark Law and the False Claims Act as amended by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act (“PPACA”) has not been interpreted by any court, and it is possible that a regulator or a court could interpret these laws such that the release would not extend to all possible liability for the Covered Conduct. If the Settlement Agreement were to be rescinded or so interpreted, this could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

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
Government officials responsible for enforcing healthcare laws could assert that one or more of our facilities, or any of the transactions in which we are involved, are in violation of the Anti-Kickback Statute or the Stark Law and related state law exceptions. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. Moreover, other healthcare companies, alleged to have violated these laws, have paid significant sums to settle such allegations and entered into “corporate integrity agreements” because of concern that the government might exercise its authority to exclude those providers from governmental payment programs (e.g., Medicare, Medicaid, TRICARE). Both Arizona Heart Hospital and Arizona Heart Institute had such “corporate integrity agreements” prior to our purchase of certain of their assets and liabilities that the OIG has not sought to impose on us. A determination that one or more of our facilities has violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.
Federal law permits the OIG to impose civil monetary penalties, assessments and to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation, or an order to prescribe a medical or other item or service during a period a person was excluded from participation, where the person knows or should know that the claim would be made to a federal healthcare program. These penalties may also be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of, or entities that contract with, excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to OIG that two of our employees had been excluded from participation in Medicare at certain times during their employment. The OIG may seek to apply its exclusion authority to an officer or a managing employee of an excluded or convicted entity. The OIG has used the responsible corporate officer doctrine to apply this authority expansively. In fact, a recent federal district court case from the District of Columbia affirmed the OIG’s exclusion authority on the basis of the responsible corporate officer doctrine. Friedman et. al. v. Sebelius (1:09-cv-02028-ESH). In addition, a bill passed by the 2010 House of Representatives would expand this exclusion authority to include individuals and entities affiliated with sanctioned entities.
Illinois, Michigan and Massachusetts require governmental determinations of need (“Certificates of Need”) prior to the purchase of major medical equipment or the construction, expansion, closure, sale or change of control of healthcare facilities. We believe our facilities have obtained appropriate certificates wherever applicable. However, if a determination were made that we were in material violation of such laws, our operations and financial results could be materially adversely affected. The governmental determinations, embodied in Certificates of Need, can also affect our facilities’ ability to add bed capacity or important services. We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate the affected facility profitably.

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
CMS announced in 2007 that it intended to collect information on ownership, investment and compensation arrangements with physicians from 500 (pre-selected) hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”) from each selected hospital. CMS also indicated that at least 10 of our hospitals would be among these 500 hospitals required to submit a DFRR because these 10 hospitals did not respond to CMS’ voluntary survey instrument on this topic purportedly submitted to these hospitals via email by CMS in 2006. CMS intended to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period, and CMS has indicated it may share this information with other government agencies and with congressional committees. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the hospitals. In December 2008, CMS re-published a Paperwork Reduction Act package and proposed to send the DFRR to 400 hospitals. In June 2010, CMS announced that it had determined that mandating hospitals to complete the DFRR may duplicate some of the reporting obligations related to physician ownership or investment in hospitals set forth in the Health Reform Law, and, as a result, it had decided to delay implementation of the DFRR and instead focus on implementation of these new reporting provisions as to physician-owned hospitals only. CMS also explained in this June 2010 announcement that it remained interested in analyzing physicians’ compensation relationships with hospitals, and that after it collected and examined information related to ownership and investment interests of physicians in hospitals pursuant to the reporting obligations in the Health Reform Law, it would determine if it was necessary to capture information related to compensation arrangements from non-physician owned hospitals as well pursuant to reimplementation of its DFRR initiative. We have no physician ownership in our hospitals, so our hospitals will not be subject to these new physician ownership and investment reporting obligations under the Health Reform Law.
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
The Health Reform Law changes the intent requirement for healthcare fraud under 18 U.S.C. § 1347, such that “a person need not have actual knowledge or specific intent to commit a violation.” In addition, the Health Reform Law significantly changes the False Claims Act by removing the jurisdictional bar for allegations based on publicly disclosed information and by loosening the requirements for a qui tam relator to qualify as an “original source,” by permitting the Department of Justice to oppose a defendant’s motion to dismiss on “public disclosure bar” grounds and by narrowing the definition of what prior disclosures constitute “public disclosure” for the purpose of the bar. These changes will effectively increase False Claims Act exposure by enabling a greater number of whistleblowers to bring a claim.
Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, financial position and results of operations could be negatively impacted.
As required by statute, CMS has implemented the Recovery Audit Contractor (“RAC”) program on a nationwide basis. Under the program, CMS contracts with RACs to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program’s scope to include managed Medicare plans and to include Medicaid claims by requiring all states to have entered into contracts with RACs by December 31, 2010. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.

The Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, including for fiscal year 2011 established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory, home health and durable medical equipment billing practices. As a result of these initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related healthcare operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. With the exception of the acquisition of the assets of DMC and its affiliates under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.
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
In June 2006, we and two other hospital systems operating in San Antonio, Texas had a putative class action lawsuit brought against all of us alleging that we and the other defendants had conspired with one another and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the competing hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. On the same day that this litigation was brought against us and two other hospital systems in San Antonio, substantially similar class action litigation was brought against multiple hospitals or hospital systems in three other cities (Chicago, Illinois; Albany, New York; and Memphis, Tennessee), with a fifth suit instituted against hospitals or hospital systems in Detroit, Michigan later in 2006, one of which hospital systems was DMC. A negative outcome in the San Antonio and/or the Detroit actions could materially affect our business, financial condition or results of operations.

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
Our PHP also faces competition within the Arizona markets that it serves. As in the case of our hospitals, some of our health plan competitors in these markets are owned by governmental agencies or not-for-profit corporations that have greater financial resources than we do. The revenues we derive from PHP could significantly decrease if new plans operating in the Arizona Health Care Cost Containment System (“AHCCCS”), which is Arizona’s state Medicaid program, enter these markets or other existing AHCCCS plans increase their number of members. Moreover, a failure to attract future members may negatively impact our ability to maintain our profitability in these markets.
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
We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our self-insured retention (such retention maintained by our captive insurance subsidiaries and/or other of our subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for our Illinois hospitals subsequent to June 30, 2010. As a result, a few successful claims against us that are within our self-insured retention amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. We also maintain umbrella coverage for an additional $65.0 million above our self-insured retention with independent third party carriers for our operations outside DMC. DMC currently maintains separate umbrella coverage for an additional $45.0 million above our self-insured retention with independent third party carriers. There can be no assurance that one or more claims might not exceed the scope of this third-party coverage.
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
Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of patient service revenues (prior to these adjustments) was 12.0% during both fiscal 2008 and 2009. This ratio increased to 15.8% for the year ended June 30, 2010. Approximately 330 basis points of this increase from fiscal 2009 to fiscal 2010 related to the uninsured discount and Medicaid pending policy changes implemented in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. Our self-pay discharges as a percentage of total discharges were approximately 3.3% during each of the past three fiscal years (as adjusted for our Medicaid pending policy changes in Illinois on April 1, 2009 and in Phoenix and San Antonio on July 1, 2009). Our self-pay discharges as a percentage of total discharges during the six months ended December 31, 2010 were not comparable to those for fiscal year 2010 because of the impact of the uninsured discount and Medicaid pending policy changes, but there was a slight increase in this percentage compared to the six months ended December, 2009. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay revenues prior to the Health Reform Law being fully implemented, our results of operations and cash flows could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
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
In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of June 30, 2010, we employed more than 300 practicing physicians, excluding residents. We have employed a significant number of additional physicians since June 30, 2010 primarily through acquisitions, including 19 physicians comprising the Arizona Heart Institute, assets of which we purchased in October 2010 and approximately 160 physicians from the DMC acquisition. A physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our clients, our margins could decline, which could adversely affect our business, financial condition and results of operations.

We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.
An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours. As previously discussed, we have acquired two hospitals in Chicago, Illinois, one hospital in Phoenix, Arizona and eight hospitals in metropolitan Detroit, Michigan. There is no guarantee that we will be able to successfully integrate these or any other hospital acquisitions, which limits our ability to complete future acquisitions.
Potential future acquisitions may be on less than favorable terms. We may have difficulty obtaining financing, if necessary, for future acquisitions on satisfactory terms. The DMC acquisition includes and other future acquisitions may include significant capital or other funding commitments that we may not be able to finance through operating cash flows or additional debt or equity proceeds. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after purchasing it and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party.
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
Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, general liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred between June 1, 2002 and June 30, 2010, we self-insured our professional and general liability risks, either through our captive subsidiary or through another of our subsidiaries, in respect of losses up to $10.0 million. For claims subsequent to June 30, 2010, we increased this self-insured retention to $15.0 million for our Illinois hospitals. We have also purchased umbrella excess policies for professional and general liability insurance for all periods through June 30, 2011 with unrelated commercial carriers to provide an additional $65.0 million of coverage in the aggregate above our self-insured retention for our operations outside DMC. We maintain separate umbrella coverage for DMC through other captive insurance subsidiaries for an additional $45.0 million above our $10.0 million self-insured retention with independent third party carriers. While our premium prices have not fluctuated significantly during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition, results of operations and cash flows could be materially adversely affected.
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
We have employed a significant number of additional physicians from our fiscal 2011 acquisitions. Also, effective with the DMC acquisition, we now provide malpractice coverage through certain of our insurance captive subsidiaries to more than 1,100 non-employed attending physicians, which creates additional risks for us. We expect to continue to employ additional physicians during the near future. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods since for employed physicians there is no insurance coverage from unaffiliated insurance companies.
Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.
Among our operations as of December 31, 2010, five hospitals and various related healthcare businesses were located in San Antonio, Texas; six hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; four hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; and three hospitals and related healthcare businesses were located in Massachusetts. Subsequent to December 31, 2010 we acquired eight hospitals in Metropolitan Detroit, Michigan.

For the years ended June 30, 2008, 2009 and 2010, the six months ended December 31, 2010 and the pro forma six months ended December 31, 2010 (adjusted for the Acquisitions), our total revenues were generated as follows:

					Pro Forma
				Six Months	Six Months
				Ended	Ended
	Year Ended June 30,			December 31,	December 31,
	2008	2009	2010	2010	2010

San Antonio	32.1%	29.6%	26.8%	26.5%	16.8%
PHP and AAHP	14.1%	19.3%	23.1%	21.5%	13.4%
Massachusetts	19.7%	18.3%	18.2%	16.2%	10.2%
Metropolitan Phoenix, excluding PHP and AAHP	18.8%	17.9%	17.5%	16.1%	10.2%
Metropolitan Chicago (1)	14.9%	14.6%	14.1%	19.4%	12.3%
Metropolitan Detroit	0.0%	0.0%	0.0%	0.0%	36.9%
Other	0.4%	0.3%	0.3%	0.3%	0.2%
	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes MHP.
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
For the years ended June 30, 2008, 2009 and 2010 and the six months ended December 31, 2010, PHP generated approximately 12.7%, 18.1%, 22.1% and 20.6% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:
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
For the years ended June 30, 2008, 2009 and 2010 and the six months ended December 31, 2010, AAHP generated 1.4%, 1.2%, 1.0% and 0.9% of our total revenues, respectively. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible members on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2011. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.

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
The Health Reform Law contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Health Reform Law will prohibit the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”). Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Hospitals with excessive readmissions for conditions designated by HHS will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard.
The Health Reform Law also requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS will reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years; and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions.

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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”)—one part of the American Recovery and Reinvestment Act of 2009 (“ARRA”)—significantly broadened the scope of the HIPAA privacy and security regulations. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA and on July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards and enforcement actions. In addition, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to OMB but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect but the withdrawal suggests that when HHS issues the Final Rule, which it has indicated it intends to do in the next several months, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information are likely to be more onerous than those contained in the Interim Final Rule.
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
As a result of increased post-payment reviews of claims we submit to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.
We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of new government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted to long-term care hospitals, and audits of Medicare claims under the Recovery Audit Contractor program (“RAC”). The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) and was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS ended the demonstration project in March 2008 and commenced the permanent RAC program in all states beginning in 2009, with a permanent national RAC program in all 50 states in 2010.
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
Under a proposed Medicaid rule published November 10, 2010, each state must establish a Medicaid RAC program, to be fully implemented by April 1, 2011. CMS is also mandated to issue proposed rules on RACs for Medicare Advantage plans and Medicare Part D by the end of the year.
These additional post-payment reviews may require us to incur additional costs to respond to requests for records and to pursue the reversal of payment denials, and ultimately may require us to refund amounts paid to us by Medicare or Medicaid that are determined to have been overpaid. We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services.

If we fail to continually enhance our hospitals with the most recent technological advances in diagnostic and surgical equipment, our ability to maintain and expand our markets will be adversely affected.
Technological advances with respect to computed axial tomography (“CT”), magnetic resonance imaging (“MRI”) and positron emission tomography (“PET”) equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly evaluate our equipment needs and upgrade equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs. If we fail to remain current with the technological advancements of the medical community, our volumes and revenue may be negatively impacted.
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
The U.S. Congress has considered a bill called the Employee Free Choice Act of 2009 (“EFCA”), which organized labor, a major supporter of the Obama administration, has called its number one legislative objective. EFCA would amend the National Labor Relations Act to establish a procedure whereby the National Labor Relations Board (“NLRB”) would certify a union as the bargaining representative of employees, without a NLRB-supervised secret ballot election, if a majority of unit employees sign valid union authorization cards (the “card-check provision”). Additionally, under EFCA, parties that are unable to reach a first contract within 90 days of collective bargaining could refer the dispute to mediation by the Federal Mediation and Conciliation Service (the “Service”). If the Service is unable to bring the parties to agreement within 30 days, the dispute then would be referred to binding arbitration. Also, the bill would provide for increased penalties for labor law violations by employers. In July 2009, due to intense opposition from the business community, alternative draft legislation became public, dropping the card-check provision, but putting in its place new provisions making it easier for employees to organize including provisions to require shorter unionization campaigns, faster elections and limitations on employer-sponsored anti-unionization meetings, which employees are required to attend. It is uncertain whether this legislation will continue to be considered in the current Congress, with the House of Representatives now controlled by the Republican Party. However, this legislation, if passed by this or a subsequent Congress, would make it easier for our nurses or other hospital employees to unionize, which could materially increase our labor costs.
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

Our pension plan obligations under one of DMC’s pension plans are currently underfunded, and we may have to make significant cash payments to this plan, which would reduce the cash available for our businesses.
Effective January 1, 2011, we acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds and similar debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC (estimated at approximately $293.0 million as of September 30, 2010), which liability we anticipate that we will fund over 15 years after closing based upon current actuarial assumptions and estimates (such assumptions and estimates are subject to periodic adjustment). As a result of our assumption of this DMC pension liability in connection with the acquisition, we have underfunded obligations under this pension plan. The funded status of the pension plan referred to above is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to recognize pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine this pension obligation could result in an increase in the valuation of this pension obligation, which could affect the reported funded status of this pension plan and necessary future contributions, as well as the periodic pension cost in respect of this plan in subsequent fiscal years.
Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event that the tax-qualified pension plan referred to above is terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding and, under certain circumstances, the liability could be senior to the notes.
Compliance with Section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors’ confidence in our internal control over financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we reached in our June 30, 2010 management report will represent conclusions we reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.
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
As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and health care professionals that implement certified electronic health record (“EHR”) technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR for incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.
Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.
During fiscal year 2010, we entered into a contract to construct a replacement facility for our Southeast Baptist Hospital in San Antonio, which we expect will cost $86.2 million to construct and equip. We may also decide to construct an additional hospital or hospitals in the future or construct additional major expansion projects to existing hospitals in order to achieve our growth objectives. Additionally, the DMC purchase includes a commitment by us to fund $500.0 million of specified construction projects at the DMC facilities during the five years subsequent to the closing of the acquisition, many of which include substantial physical plant expansions. The $500.0 million commitment for specified construction projects includes the following annual aggregate spending amounts — $80.0 million for calendar 2011; $160.0 million for calendar 2012; $240.0 million for calendar 2013; $320.0 million for calendar 2014; and $500.0 million for calendar 2015. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:
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
In giving approval, these states consider the need for additional or expanded healthcare facilities or services. Illinois, Michigan and Massachusetts are the only states in which we currently own hospitals that have certificate-of-need laws. The failure to obtain any required certificate of need could impair our ability to operate or expand operations in these states.
If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.
Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At December 31, 2010, we had approximately $650.2 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our MacNeal Hospital and Weiss Hospital in Illinois to their fair values. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to these hospitals reporting unit was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss during the quarter ended December 31, 2009.
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

DATE: February 8, 2011	VANGUARD HEALTH SYSTEMS, INC.
	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Amendment No. 1 to Purchase and Sale Agreement, dated as of October 29, 2010, by and among The Detroit Medical Center, DMC Primary Care Services II, Healthsource, Vanguard Health Systems, Inc., VHS Physicians of Michigan, CRNAs of Michigan and VHS University Laboratories, Inc. (Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 4, 2010, File No. 333-71934)

2.2	Letter Agreement, dated as of October 29, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC) and Vanguard Health Systems, Inc. (on behalf of each Buyer and Vanguard). (Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 4, 2010, File No. 333-71934)

2.3	Amendment No. 2 to Purchase and Sale Agreement, dated as of November 13, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc.(Incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, dated November 18, 2010, File No. 333-71934)

2.4	Enforcement Agreement dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General. (Incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, dated November 18, 2010, File No. 333-71934)

2.5	Monitoring and Compliance Agreement dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General. (Incorporated by reference from Exhibit 2.3 to the Registrant’s Current Report on Form 8-K, dated November 18, 2010, File No. 333-71934)

2.6	Amendment No. 3 to Purchase and Sale Agreement, dated as of December 31, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (Incorporated by reference from Exhibit 2.4 to the Registrant’s Current Report on Form 8-K, dated January 5, 2011, File No. 333-71934)

2.7	Amendment No. 4 to Purchase and Sale Agreement, dated as of December 31, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (Incorporated by reference from Exhibit 2.5 to the Registrant’s Current Report on Form 8-K, dated January 5, 2011, File No. 333-71934)

2.8.	Settlement Agreement effective as of December 31, 2010, by and among The Detroit Medical Center, Vanguard Health Systems, Inc. and the United States of America, acting though the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services. (Incorporated by reference from Exhibit 2.6 to the Registrant’s Current Report on Form 8-K, dated January 5, 2011, File No. 333-71934)

4.1	Fourth Supplemental Indenture, dated as of November 1, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.

4.2	Fifth Supplemental Indenture, dated as of January 11, 2011, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee.

10.1	Contract Amendment Number 11, executed on October 25, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.2	Contract Amendment Number 12, executed on November 5, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.3	Contract Amendment Number 13, executed on January 17, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002