Form 10-Q
period 2011-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2011-05-10
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

*	(Note: The registrant was required to file all reports under Section 13 or 15(d) of the Securities and Exchange Act of 1934 (the “Exchange Act”) from April 1, 2010 through June 30, 2010, but from July 1, 2010 to May 3, 2011 (the “Voluntary Period”) the registrant was a voluntary filer not subject to these filing requirements. As of May 4, 2011, the registrant is again required to file all reports under Section 13 or 15(d) of the Exchange Act. The registrant has filed all required reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months, both which would have been required to be filed if the registrant had been required to file such reports during the Voluntary Period and commencing May 4, 2011 to date while registrant is a mandatory filer under the Exchange Act.)
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There were 751,234 shares of registrant’s common stock outstanding as of May 9, 2011 (all of which are privately owned and not traded on a public market).

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

		(Unaudited)
	June 30, 2010	March 31, 2011
	(In millions, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$257.6	$502.6
Restricted cash	2.3	2.3
Accounts receivable, net of allowance for doubtful accounts of approximately $75.6 and $165.0, respectively	270.4	517.0
Inventories	49.6	83.8
Deferred tax assets	21.9	18.3
Prepaid expenses and other current assets	119.2	164.6

Total current assets	721.0	1,288.6
Property, plant and equipment, net of accumulated depreciation	1,203.8	1,795.9
Goodwill	649.1	786.9
Intangible assets, net of accumulated amortization	66.0	96.2
Deferred tax assets, noncurrent	50.0	48.1
Investments in securities	19.8	81.6
Other assets	19.9	64.9

Total assets	$2,729.6	$4,162.2

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$194.8	$313.8
Accrued salaries and benefits	144.9	243.4
Accrued health plan claims and settlements	149.8	168.3
Accrued interest	41.4	32.0
Other accrued expenses and current liabilities	76.9	161.6
Current maturities of long-term debt	8.2	13.0

Total current liabilities	616.0	932.1
Professional and general liability and workers compensation reserves	83.6	320.3
Pension benefit obligation, less current portion	—	202.8
Other liabilities	31.6	127.5
Long-term debt, less current maturities	1,743.8	2,766.1
Commitments and contingencies
Equity (deficit):
Vanguard Health Systems, Inc. stockholders’ equity (deficit):
Common Stock of $.01 par value; 1,000,000 shares authorized; 749,104 and 750,224 issued and outstanding at June 30, 2010 and March 31, 2011, respectively	—	—
Additional paid-in capital (distributions in excess of paid-in capital)	354.9	(88.5)
Accumulated other comprehensive income (loss)	(2.5)	0.9
Retained deficit	(105.9)	(106.9)

Total Vanguard Health Systems, Inc. stockholders’ equity (deficit)	246.5	(194.5)
Non-controlling interests	8.1	7.9

Total equity (deficit)	254.6	(186.6)

Total liabilities and equity	$2,729.6	$4,162.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2010	2011	2010	2011
	(In millions, except share and per share amounts)

Patient service revenues	$646.7	$1,305.7	$1,890.5	$2,747.8
Premium revenues	211.4	213.9	628.0	646.3

Total revenues	858.1	1,519.6	2,518.5	3,394.1

Costs and Expenses:
Salaries and benefits (includes stock compensation of of $0.6, $0.7, $3.5 and $3.6, respectively)	327.0	650.9	962.6	1,381.2
Health plan claims expense	168.1	169.1	499.9	508.0
Supplies	114.0	207.8	339.4	462.3
Provision for doubtful accounts	40.8	111.1	113.0	214.1
Rents and leases	10.9	15.2	32.8	37.9
Other operating expenses	107.4	237.6	330.6	501.5
Depreciation and amortization	34.3	55.8	101.9	131.6
Interest, net	29.9	48.0	84.7	117.9
Impairment and restructuring charges	—	5.1	43.1	6.0
Debt extinguishment costs	73.2	—	73.2	—
Acquisition related expenses	—	6.9	—	11.9
Other	0.9	0.9	3.5	3.0

Income (loss) from continuing operations before income taxes	(48.4)	11.2	(66.2)	18.7
Income tax benefit (expense)	16.5	(4.4)	18.2	(11.7)

Income (loss) from continuing operations	(31.9)	6.8	(48.0)	7.0
Loss from discontinued operations, net of taxes	(0.5)	(3.2)	(1.9)	(5.4)

Net income (loss)	(32.4)	3.6	(49.9)	1.6
Less: Net income attributable to non-controlling interests	(0.4)	(0.8)	(2.1)	(2.6)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(32.8)	$2.8	$(52.0)	$(1.0)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$(32.3)	$6.0	$(50.1)	$4.4
Loss from discontinued operations, net of taxes	(0.5)	(3.2)	(1.9)	(5.4)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(32.8)	$2.8	$(52.0)	$(1.0)

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders
Basic
Continuing operations	$(43.10)	$7.98	$(66.85)	$5.77
Discontinued operations	(0.63)	(4.28)	(2.50)	(7.23)

	$(43.74)	$3.70	$(69.35)	$(1.45)

Diluted
Continuing operations	$(43.10)	$6.99	$(66.85)	$5.03
Discontinued operations	(0.63)	(3.75)	(2.50)	(6.30)

	$(43.74)	$3.24	$(69.35)	$(1.27)

Weighted average shares:
Basic	749,243	749,664	749,449	749,288
Diluted	749,243	856,843	749,449	859,430
See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Nine months ended March 31, 2011
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
			Additional
			Paid-In Capital	Accumulated
			(Distributions	Other		Non-	Total
	Common Stock		in excess of	Comprehensive	Retained	Controlling	Equity
	Shares	Amount	paid-in capital)	Income (loss)	Deficit	Interests	(Deficit)
	(In millions, except share amounts)

Balance at June 30, 2010	749,104	$—	$354.9	$(2.5)	$(105.9)	$8.1	$254.6
Stock compensation (non-cash)	—	—	3.6	—	—	—	3.6
Dividend to equity holders	—	—	(447.2)	—	—	—	(447.2)
Issuance of common stock	1,120	—	0.2	—	—	—	0.2
Distributions paid to non-controlling interests	—	—	—	—	—	(2.8)	(2.8)
Comprehensive income:
Change in fair value of auction rate securities (net of tax)	—	—	—	1.9	—	—	1.9
Change in fair value of available for sale investments (net of tax)	—	—	—	1.5	—	—	1.5
Net income (loss)	—	—	—	—	(1.0)	2.6	1.6

Total comprehensive income (loss)				3.4	(1.0)	2.6	5.0

Balance at March 31, 2011	750,224	$—	$(88.5)	$0.9	$(106.9)	$7.9	$(186.6)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2010	2011
	(In millions)
Operating activities:
Net income (loss)	$(49.9)	$1.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	1.9	5.4
Depreciation and amortization	101.9	131.6
Provision for doubtful accounts	113.0	214.1
Amortization of loan costs	4.1	4.3
Accretion of principal on notes	6.1	10.6
Loss on disposal of assets	0.4	0.9
Debt extinguishment costs	73.2	—
Acquisition related expenses	—	11.9
Stock compensation	3.5	3.6
Deferred income taxes	(20.0)	6.5
Impairment loss	43.1	0.9
Realized loss on investments	—	0.1
Changes in operating assets and liabilities, net of the impact of acquisitions:
Accounts receivable	(132.5)	(326.2)
Inventories	(0.9)	(1.3)
Prepaid expenses and other current assets	(12.8)	39.2
Accounts payable	40.2	32.8
Accrued expenses and other liabilities	49.3	79.4

Net cash provided by operating activities — continuing operations	220.6	215.4
Net cash used in operating activities — discontinued operations	(1.9)	(5.4)

Net cash provided by operating activities	218.7	210.0

Investing activities:
Acquisitions and related expenses, net of cash acquired	(1.5)	(463.9)
Capital expenditures	(111.1)	(139.1)
Proceeds from asset dispositions	1.5	1.6
Net proceeds from sale of investments in securities	—	110.9
Other	(0.3)	(3.7)

Net cash used in investing activities	(111.4)	(494.2)

Financing activities:
Payments of long-term debt and capital lease obligations	(1,557.4)	(6.6)
Proceeds from debt borrowings	1,751.3	1,011.2
Payments of refinancing costs and fees	(90.1)	(25.7)
Dividends to equity holders	—	(447.2)
Repurchases of stock	(300.6)	—
Payments related to derivative instrument with financing element	(6.0)	—
Other financing activities	(2.4)	(2.5)

Net cash provided by (used in) financing activities	(205.2)	529.2

Net increase (decrease) in cash and cash equivalents	(97.9)	245.0
Cash and cash equivalents, beginning of period	308.2	257.6

Cash and cash equivalents, end of period	$210.3	$502.6

Supplemental cash flow information:
Net cash paid for interest	$72.7	$116.1

Net cash paid (received) for income taxes	$(13.2)	$0.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)
1. BUSINESS AND BASIS OF PRESENTATION
Business
Vanguard Health Systems, Inc. (“Vanguard”) is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of March 31, 2011, Vanguard’s affiliates owned and managed 26 acute care and specialty hospitals with 6,280 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $15.5 million, $17.0 million, $47.2 million and $50.7 million for the three and nine months ended March 31, 2010 and 2011, respectively.
The unaudited condensed consolidated financial statements as of March 31, 2011 and for the three and nine months ended March 31, 2010 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2011. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2010 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on August 26, 2010. The accompanying condensed consolidated balance sheet at June 30, 2010, has been derived from the audited consolidated financial statements included in the 10-K.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Under the acquisition method of accounting, the purchase price of the Resurrection Facilities was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of August 1, 2010. Vanguard has completed the purchase price allocation based upon its estimates of fair value of assets acquired based upon appraisal information and liabilities assumed at the acquisition date and has determined that no goodwill should be recorded related to this acquisition.
The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$14.6
Inventories	3.7
Prepaid expenses and other current assets	2.8
Property and equipment	34.6
Other assets	1.0

Total assets acquired	56.7

Accounts payable	3.6
Other current liabilities	7.8

Total liabilities assumed	11.4

Net assets acquired	$45.3

Acquisition of Arizona Heart Hospital and Institute
In October 2010, Vanguard completed the purchase of substantially all of the assets and assumed certain liabilities used in the operation of the 59-bed Arizona Heart Hospital and of the Arizona Heart Institute (collectively “Arizona Heart”), both located in Phoenix, Arizona, for an aggregate purchase price of approximately $39.0 million, which was funded with cash on hand.
Under the acquisition method of accounting, the purchase price of Arizona Heart was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. Vanguard has completed the purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded for this acquisition represents the business value of the entity not specifically related to net assets acquired. The $0.9 million of goodwill was assigned to our acute care services segment and is expected to be deductible for tax purposes.
Acquisition of The Detroit Medical Center
Effective January 1, 2011, Vanguard purchased substantially all of the assets of The Detroit Medical Center, a Michigan non-profit corporation, and certain of its affiliates (collectively, “DMC”), which assets consist primarily of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. The eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. The cash purchase price for the acquired DMC assets paid at closing was $363.3 million and was funded with cash on hand. Vanguard has completed its preliminary purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date. However, certain adjustments to acquired property, plant and equipment values may become necessary as additional appraisal information becomes available.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Vanguard acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC (estimated at approximately $228.0 million as of December 31, 2010), which liability Vanguard expects to fund over 15 years after closing based upon current actuarial assumptions and estimates (which assumptions and assessments are subject to periodic adjustment). Vanguard also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of trustees and Vanguard. To collateralize this commitment, concurrent with the closing of the transaction, Vanguard placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of Vanguard’s common stock (the “Warrant Shares”). The number of Warrant Shares outstanding is reduced proportionately as Vanguard expends capital or escrows cash related to its capital commitments. Vanguard commenced the process of replacing the Warrant Shares with a contingent note payable during April 2011, see “Subsequent Events” (note 16) for additional details.
The fair values of assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash	$6.4
Accounts receivable	117.7
Inventories	26.7
Prepaid expenses and other current assets	94.7
Property and equipment	527.2
Goodwill	131.5
Other intangible assets	10.7
Investments in securities	166.4
Other assets	33.0

Total assets acquired	1,114.3

Accounts payable	80.9
Other current liabilities	160.5
Pension benefit obligation	228.0
Other non-current liabilities	281.6

Total liabilities assumed	751.0

Net assets acquired	$363.3

Acquisition related expenses for DMC and other acquisitions were $11.9 million for the nine months ended March 31, 2011 and are included in other expenses on the accompanying condensed consolidated statements of operations.
Pro Forma Information
Revenues of approximately $715.3 million and income from continuing operations before income taxes of $19.5 million for the combined Resurrection acquisition (effective August 1, 2010) and the DMC acquisition (effective January 1, 2011) are included in Vanguard’s consolidated results of operations for the nine months ended March 31, 2011. The following table provides certain pro forma financial information for Vanguard as if these acquisitions occurred at the beginning of fiscal year 2010 (in millions).

	Nine months ended March 31,
	2010	2011

Total revenues	$4,187.0	$4,453.3

Income (loss) from continuing operations, before income taxes	$(133.0)	$49.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The pro forma results for the Arizona Heart acquisition are not included, as Vanguard deems those results to be insignificant for disclosure.
3. FAIR VALUE MEASUREMENTS
Vanguard’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following tables present information about the assets that are measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010 (in millions). The following tables also indicate the fair value hierarchy of the valuation techniques Vanguard utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Vanguard considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. Vanguard’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$13.5	$0.4	$13.1	$—
Auction rate securities	14.3	—	—	14.3
United States government obligations	1.0	—	1.0	—
Asset and mortgage-backed securities	4.6	—	4.6	—
Corporate bonds	26.5	—	26.5	—
Common stock — domestic	21.1	9.1	12.0	—
Common stock — international	0.3	0.1	0.2	—
Preferred stock — international	0.3	0.3	—	—

Investments in securities	$81.6	$9.9	$57.4	$14.3

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$19.8	$—	$—	$19.8

The following tables provide reconciliations of the beginning and ending balances for the nine months ended March 31, 2011 and the year ended June 30, 2010 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

				Increase in
	Balance at		Realized loss	Fair Value,	Balance at
	June 30, 2010	Redemptions	on redemptions	pre tax	March 31, 2011

Auction rate securities	$19.8	$(8.4)	$(0.1)	$3.0	$14.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

				Increase in
	Balance at		Realized loss	Fair Value,	Balance at
	June 30, 2009	Redemptions	on redemptions	pre tax	June 30, 2010

Auction rate securities	$21.6	$(1.8)	$—	$—	$19.8

Investments in securities
As of March 31, 2011, Vanguard held $81.6 million in total available for sale investments in debt and equity securities, which are included in investments in securities on the condensed consolidated balance sheet. The investments include securities held within one of Vanguard’s wholly-owned captive insurance subsidiaries acquired in the DMC acquisition. Investments in corporate bonds, valued at approximately $26.5 million at March 31, 2011, consist of corporate bonds and other fixed income investments with average maturities of approximately 11.4 years as of March 31, 2011.
During the three months ended March 31, 2011, Vanguard recorded net proceeds of approximately $101.4 million for the sale a portion of the DMC securities. As of March 31, 2011, approximately $67.3 million of the acquired DMC investments were reflected on the accompanying condensed consolidated balance sheet in investments in securities. It is Vanguard’s policy to calculate the realized gain or loss on sales of investments by using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $65.0 million as of March 31, 2011.
The investments acquired from DMC are classified as “available-for-sale” and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the captive insurance subsidiary. Vanguard adjusts the book value of these investments to fair value on a quarterly basis.
As of March 31, 2011, Vanguard held $14.3 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in securities on the accompanying condensed consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the remaining interest in ARS was $15.9 million at March 31, 2011. The ARS have maturity dates ranging from 2039 to 2043 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $14.3 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in the pertinent accounting guidance, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value substantially recovering to par value. During the nine months ended March 31, 2011, approximately $8.4 million of the ARS have been redeemed for cash.
Since the beginning of fiscal year 2008, Vanguard has recognized realized losses of approximately $0.7 million, $0.6 million of which related to a failed tender offer for $10.0 million principal amount of ARS during the quarter ended September 30, 2008 and $0.1 million of which related to a redemption of $6.2 million principal amount of ARS at 98% of par value during the quarter ended December 31, 2010. During this time, Vanguard also recognized temporary impairments of $1.1 million ($0.5 million, net of taxes). These temporary impairments are included in accumulated other comprehensive income (loss) (“AOCL”) on the accompanying condensed consolidated balance sheets.
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
Long-Term Debt
The fair values of the 8.0% Notes and the 2010 term loan facility (both defined in Note 7) as of March 31, 2011 were approximately $1,204.4 million and $814.0 million, respectively, based upon stated market prices. The fair values for the 7.750% Senior Notes and the 10.375% Senior Discount Notes (both as defined in Note 7) were approximately $354.4 million and $474.3 million, respectively, based upon significant unobservable inputs including interest rates, maturity and credit ratings as of March 31, 2011. The fair values are subject to change as market conditions change.
4. STOCK BASED COMPENSATION
Vanguard has a stock-based compensation plan, the 2004 Stock Incentive Plan (“the 2004 Plan”), which provides for the issuance of options, stock appreciation rights, restricted stock units or other stock-based awards in respect of Vanguard’s common stock. As of March 31, 2011, the 2004 Plan allows the granting of stock-based awards for the issuance of up to 145,611 shares of the common stock of Vanguard to its employees and certain other grantees. As of March 31, 2011, Vanguard has issued only stock options and restricted stock units under the 2004 Plan.
The stock options may be granted as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board or a committee thereof. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Performance Options vest 20% at each of the first five anniversaries of the date of grant and, as of March 31, 2011, have an exercise price currently equal to $2,005.95 per share or as determined by the Board or a committee thereof. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Plan. The exercise prices of the options outstanding were reduced commensurate with the dividends paid to the equity holders in both January 2010 and January 2011. As of March 31, 2011, 104,405 options were outstanding under the 2004 Plan.
The restricted stock units may be granted as Time Vesting Units or Liquidity Event Units. The Time Vesting Units vest 20% on each of the first five anniversaries of the date of grant, while the Liquidity Event Units vest on the eighth anniversary of the date of grant subject to accelerated vesting upon the occurrence of a qualifying Liquidity Event. Upon a change of control, all Time Vesting Units fully vest, and Liquidity Event Units fully vest if the change in control constitutes a Liquidity Event. As of March 31, 2011, 4,207 restricted stock units were outstanding under the 2004 Plan.
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
Vanguard recognized salaries and benefits expense related to the 2004 Plan of $0.6 million, $0.7 million, $3.5 million and $3.6 million, during the three and nine months ended March 31, 2010 and 2011, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. IMPAIRMENT AND RESTRUCTURING CHARGES
During the nine months ended March 31, 2011, Vanguard determined that a $0.9 million ($0.6 million net of taxes) impairment charge was necessary to write-down the book value of real property associated with a hospital that is being replaced in its Texas market to fair value. The remaining net impairment and restructuring charges for the nine months ended March 31, 2011 include approximately $5.1 million of restructuring charges related to employee severance and related costs during the three months ended March 31, 2011.
Vanguard’s restructuring charges during the three and nine months ended March 31, 2011 represent the elimination of approximately forty positions for the realignment of certain corporate services. As of March 31, 2011 accrued expenses on the accompanying condensed consolidated balance sheet included approximately $4.9 million of severance and related expenses that Vanguard expects to fund over the next eighteen months.
6. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2010 and March 31, 2011 (in millions).

	Gross Carrying Amount		Accumulated Amortization
Class of Intangible Asset	June 30, 2010	March 31, 2011	June 30, 2010	March 31, 2011
Amortized intangible assets:
Deferred loan costs	$39.1	$64.8	$1.9	$6.2
Contracts	31.4	31.4	18.0	20.4
Physician income and other guarantees	31.1	34.2	25.0	28.1
Other	8.8	10.0	2.7	3.4

Subtotal	110.4	140.4	47.6	58.1
Indefinite-lived intangible assets:
License and accreditation	3.2	13.9	—	—

Total	$113.6	$154.3	$47.6	$58.1

Amortization expense for contract-based intangibles and other intangible assets during the nine month period ended March 31, 2010 and 2011 was approximately $3.8 million and $3.1 million, respectively.
Amortization of deferred loan costs of $4.1 million and $4.3 million during the nine months ended March 31, 2010 and 2011, respectively, is included in net interest. Vanguard capitalized approximately $25.7 million of additional loan costs during the nine months ended March 31, 2011 associated with the additional debt offerings in July 2010 and January 2011 (see Note 7). Amortization of physician income and other guarantees of $3.7 million and $3.1 million for the nine months ended March 31, 2010 and 2011, respectively, is included in other operating expenses.
During the three months ended March 31, 2011, goodwill increased by $136.7 million related to acute care services segment acquisitions.
7. FINANCING ARRANGEMENTS
A summary of Vanguard’s long-term debt as of June 30, 2010 and March 31, 2011 follows (in millions).

	June 30, 2010	March 31, 2011
10.375% Senior Discount Notes due 2016	$—	$453.2
8.0% Senior Unsecured Notes due 2018	937.0	1,155.6
7.750% Senior Notes due 2019	—	350.0
Term loans payable under credit facility due 2016	815.0	808.9
Capital leases and other long term debt	—	11.4

	1,752.0	2,779.1
Less: current maturities	(8.2)	(13.0)

	$1,743.8	$2,766.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
8.0% Senior Unsecured Notes
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
On July 14, 2010, the Issuers entered into a Second Supplemental Indenture, under which the Issuers co-issued (the “Add-on Notes Offering”) $225.0 million ($216.6 million cash proceeds) aggregate principal amount of 8.0% Senior Unsecured Notes due 2018 (the “Add-on Notes”), which are guaranteed on a senior unsecured basis by Vanguard and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the 2010 credit facilities. The Add-on Notes Offering was made under the indenture governing the 8.0% Notes that were issued on January 29, 2010 as part of the Refinancing. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The discount of $8.4 million is accreted to par over the remaining term of the Add-on Notes. The proceeds from the Add-on Notes were used to finance, in part, Vanguard’s acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the foregoing.
Prior to June 30, 2011, the Issuers expect to exchange substantially all of its outstanding Add-on Notes for new 8.0% senior unsecured notes with identical terms and conditions, except that the exchange notes will be registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.
7.750% Senior Notes
On January 26, 2011, the Issuers issued an aggregate principal amount of $350.0 million of senior notes due 2019 (the “Senior Notes”), in a private placement. The Issuers’ obligations under the Senior Notes were fully and unconditionally guaranteed on a senior basis by Vanguard, Vanguard Health Holding Company I, LLC and certain subsidiaries of VHS Holdco II.
The Senior Notes bear interest at a rate of 7.750% per annum. Vanguard will pay cash interest semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The Senior Notes mature on February 1, 2019. Vanguard used the proceeds from the Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of the offering and the offering of the Senior Discount Notes, defined below.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Prior to June 30, 2011, the Issuers expect to exchange substantially all of its outstanding Senior Notes for new 7.750% senior notes with identical terms and conditions, except that the exchange notes will be registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.
10.375% Senior Discount Notes
On January 26, 2011, Vanguard issued senior discount notes due 2016 with a stated principal amount at maturity of approximately $747.2 million generating approximately $444.7 million of gross proceeds (the “Senior Discount Notes”), in a private placement. The Senior Discount Notes are not guaranteed by any of Vanguard’s subsidiaries.
The Senior Discount Notes had an initial accreted value of $602.23 per $1,000 stated principal amount at maturity and were issued at a price of $595.08 per $1,000 stated principal amount at maturity. No cash interest will accrue on the Senior Discount Notes, but the Senior Discount Notes will accrete at a rate of 10.375% per annum, compounded semi-annually on February 1 and August 1 of each year, such that the accreted value will equal the stated principal amount at maturity on February 1, 2016. Vanguard used the proceeds from the offering of the Senior Discount Notes to pay a dividend of approximately $447.2 million ($593.58 per common share) to its equity holders.
Prior to June 30, 2011, Vanguard expects to exchange substantially all of its outstanding Senior Discount Notes for new 10.375% senior discount notes with identical terms and conditions, except that the exchange notes will be registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.
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
In addition, subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of certain other conditions, the Co-borrowers may request an incremental term loan facility to be added to the 2010 term loan facility. The Co-borrowers may also seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving capacity and the satisfaction of other conditions. Vanguard’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $223.9 million as of March 31, 2011.
The 2010 term loan facility bears interest at a rate equal to, at Vanguard’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of March 31, 2011. Vanguard also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until maturity of the term debt.
Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($36.1 million of which were outstanding at March 31, 2011). Vanguard also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The 2010 credit facilities contain numerous covenants that restrict Vanguard or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. Vanguard was in compliance with each of these debt covenants as of March 31, 2011. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.
Future Maturities
The aggregate annual principal payments of long-term debt, including capital leases and other long term debt, for each of the next five years and thereafter are as follows: Year 1 — $13.0 million; Year 2 — $13.0 million; Year 3 — $10.0 million; Year 4 — $8.2 million; Year 5 — $1,523.5 million and $1,524.8 million thereafter.
8. DMC PENSION PLAN
Upon completing the acquisition of DMC on January 1, 2011, Vanguard assumed a frozen noncontributory defined benefit retirement plan (“DMC Pension Plan”) covering substantially all of the employees of DMC and its subsidiaries hired prior to June 1, 2003. The benefits under the DMC Pension Plan are primarily based on years of service and final average earnings.
Vanguard’s funding policy for the DMC Pension Plan is to fund an amount based on the recommendation of consulting actuaries that is in compliance with the requirements of the Employee Retirement Income Security Act of 1974.
The following table summarizes the funded status of the DMC Pension Plan, assumed as part of the acquisition on January 1, 2011, based upon actuarial valuations prepared as of the most recent valuation date of December 31, 2010 (in millions).

December 31,
2010
Reconciliation of funded status:
Projected benefit obligation and accumulated benefit obligation	$974.8
Fair value of plan assets	746.8

Funded status	$228.0

The following table reflects the financial activity impacting the DMC Pension Plan pension benefit obligation reflected in our accompanying condensed consolidated balance sheet as of March 31, 2011 (in millions):

Funded status at January 1, 2011	$228.0
Employer contributions during the three months ended March 31, 2011	(2.4)
Net pension benefit expense	(1.1)

Accrued retirement liability at March 31, 2011	$224.5

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Amounts recognized in the accompanying condensed consolidated balance sheet at March 31, 2011 include the following with respect to the DMC Pension Plan:
Other accrued expenses and current liabilities	$21.7
Pension benefit obligation, less current portion	202.8

$224.5

Assumptions used to determine the plan benefit obligation:
Discount rate	5.35%
Compensation increase rate	Frozen at 2003 level
Measurement date	December 31, 2010
A summary of the components of net pension plan expense for the three months ended March 31, 2011 is as follows (in millions):

Interest cost on projected benefit obligation	$12.7
Expected return on assets	(13.8)

Total net pension plan expense (credit)	$(1.1)

Assumptions used to determine the net periodic pension plan expense for the three months ended March 31, 2011 were as follows:

Discount rate	5.35%
Expected long-term rate of return on plan assets	7.50%
Vanguard will recognize changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity (deficit) through accumulated other comprehensive income (loss). No changes in the funded status of the pension plan have been recognized since Vanguard assumed the plan on January 1, 2011.
To develop the expected long-term rate of return on assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The DMC Pension Plan’s weighted-average asset allocations by asset category as of December 31, 2010, the last measurement date, were as follows:

		December 31,
		2010
	Target	Actual
Asset category:
Cash and cash equivalents	0%	3%
Equity securities	56%	64%
Debt securities	25%	15%
Alternatives and other	19%	18%
The DMC Pension Plan assets are invested in separately managed portfolios using investment management firms. The DMC Pension Plan’s objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well-diversified asset allocation that best meets these objectives. Pension plan assets are largely comprised of equity securities, which include companies with all market capitalization sizes in addition to international and convertible securities. Cash and cash equivalents are comprised of money market funds. Debt securities include domestic and foreign government obligations, corporate bonds, and mortgage backed securities. Alternative investments include investments in limited partnerships. Under the investment policy of the DMC Pension Plan, investments in derivative securities are not permitted for the sole purpose of speculating on the direction of market interest rates. Included in this prohibition are leveraging, shorting, swaps, futures, options, forwards, and similar strategies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
In each investment account, investment managers are responsible to monitor and react to economic indicators, such as GDP, CPI and the Federal Monetary Policy, that may affect the performance of their account. The performance of all managers and the aggregate asset allocation are formally reviewed on a quarterly basis, with a rebalancing of the asset allocation occurring at least once a year. The current asset allocation objective is to maintain a certain percentage with each class allowing for a 10% deviation from the target.
The following table summarizes the pension plan assets measured at fair value on a recurring basis as of December 31, 2010, the most recent measurement date, aggregated by the level in the fair value hierarchy within which those measurements are determined as disclosed in Note 5. Fair value methodologies for Level 1 and Level 2 are consistent with the inputs described in Note 5. Fair value for Level 3 represents Vanguard’s ownership interest in the net asset value of the respective partnership, which approximates fair value.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$20.8	$19.0	$1.8	$—
United States government obligations	14.1	—	14.1	—
Foreign obligations	0.1	—	0.1	—
Asset and mortgage-backed securities	26.2	—	26.2	—
Corporate bonds	68.0	—	68.0	—
Equity securities	483.2	132.8	350.4	—
Alternative investments	134.4	—	—	134.4

	$746.8	$151.8	$460.6	$134.4

The expected future employer contributions and benefit payments for the DMC Pension Plan are as follows (in millions):

		Fiscal years ending June 30,
	Total	2011	2012	2013	2014	2015	2016
Expected employer contributions	$143.1	$6.2	$25.3	$40.6	$26.6	$23.9	$20.5

Expected benefit payments	$273.6	$11.0	$47.0	$49.8	$52.6	$55.3	$57.9
The DMC Pension Plan’s expected employer contributions above represent amounts to be paid to the pension plan trust and the benefit payments above represent the total benefits expected to be paid from the plan assets held by the pension plan trust.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net income (loss) attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity but are excluded from net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income, net of taxes, for the three and nine months ended March 31, 2010 and 2011 (in millions).

	Three months ended March 31,		Nine months ended March 31,
	2010	2011	2010	2011
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(32.8)	$2.8	$(52.0)	$(1.0)
Change in fair value of interest rate swap	0.9	—	5.2	—
Change in unrealized position of investments in securities	—	2.3	—	5.3
Change in income tax expense	(1.0)	(0.7)	(2.6)	(1.9)
Termination of interest rate swap	1.7		1.7
Net income attributable to non-controlling interests	0.4	0.8	2.1	2.6

Comprehensive income (loss)	$(30.8)	$5.2	$(45.6)	$5.0

The components of accumulated other comprehensive income (loss), net of taxes, as of June 30, 2010 and March 31, 2011 are as follows (in millions):

	June 30, 2010	March 31, 2011

Unrealized holding loss on investments in auction rate securities	$(4.1)	$(1.0)
Unrealized holding gain on investments in other securities	—	2.3
Income tax benefit (expense)	1.6	(0.4)

Accumulated other comprehensive income (loss)	$(2.5)	$0.9

10. EARNINGS PER SHARE
Vanguard computes basic earnings (loss) per share using the weighted average number of common shares outstanding. Vanguard computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, warrants for equity incentive units and restricted stock units, computed using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the quarters and nine months ended March 31, 2011 and 2010 (dollars in millions, except per share and share amounts):

	Three months ended March 31,		Nine months ended March 31,
	2010	2011	2010	2011
Numerator for basic and diluted earnings (loss per share):
Income (loss) from continuing operations	$(32.3)	$6.0	$(50.1)	$4.4
Loss from discontinued operations	(0.5)	(3.2)	(1.9)	(5.4)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(32.8)	$2.8	$(52.0)	$(1.0)

Denominator:
Weighted average common shares outstanding	749,243	749,664	749,449	749,288
Dilutive securities:
Effect of dilutive stock options	—	49,862	—	52,833
Effect of dilutive warrants for equity incentive units	—	56,790	—	56,790
Effect of dilutive restricted stock units	—	527	—	519

Shares used for diluted earnings per share	749,243	856,843	749,449	859,430

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended March 31,		Nine months ended March 31,
	2010	2011	2010	2011
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations	$(43.10)	$7.98	$(66.85)	$5.77
Basic loss from discontinued operations	(0.63)	(4.28)	(2.50)	(7.23)

	$(43.74)	$3.70	$(69.35)	$(1.45)

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations	$(43.10)	$6.99	$(66.85)	$5.03
Diluted loss from discontinued operations	(0.63)	(3.75)	(2.50)	(6.30)

	$(43.74)	$3.24	$(69.35)	$(1.27)

11. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions):

	Nine months ended March 31,
	2010	2011
Current:
Federal	$0.4	$2.4
State	1.4	2.8

Total current	1.8	5.2

Deferred:
Federal	(20.5)	3.4
State	(2.9)	(0.6)

Total deferred	(23.4)	2.8
Change in valuation allowance	3.4	3.7

Total income tax expense (benefit)	$(18.2)	$11.7

As of March 31, 2011, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $59.0 million and $640.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2020 to 2030 and 2011 to 2030, respectively.
Income tax expense for the nine months ended March 31, 2011 includes the impact of establishing a $4.5 million valuation allowance for unitary state net operating loss carryforwards during the year. Given the magnitude of Vanguard’s valuation allowance, Vanguard’s future income/losses could result in a significant adjustment to this valuation allowance.
Vanguard assesses the realization of deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, Vanguard determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors considered include:
•	Cumulative losses in recent years;
•	Income/losses expected in future years;
•	Unsettled circumstances that, if unfavorably resolved, would adversely affect future operations and profit levels:
•	The availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;
•	The carryforward period associated with the deferred tax assets and liabilities; and
•	Prudent and feasible tax planning strategies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Through the first quarter of fiscal 2011, Vanguard concluded that it was more likely than not that the unitary state net operating loss deferred tax assets were realizable. However, Vanguard determined that it was appropriate to record a valuation allowance after considering and weighing all evidence during the second quarter of 2011. The negative factors of having pretax unitary state losses for the two consecutive years ended June 30, 2010, and a cumulative pretax unitary state loss through the third quarter of the current fiscal year, together with the possibility of unitary state losses in early future years, imposed a high standard for compelling objective positive evidence to exist in order to overcome the negative factors indicating that the unitary state net operating loss carryforwards may expire before being utilized. Vanguard established the valuation allowance as a result of lower forecasted pre-tax income attributable to a significant increase in forecasted interest expense, decreased apportioned income to Vanguard’s existing unitary states as a result of the DMC acquisition and due to recently enacted Illinois legislation that suspended net operating loss deductions for four years.
Vanguard’s U.S. federal income tax returns for tax years 2006 and subsequent years remain subject to examination by the Internal Revenue Service.
12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Also in August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. ASU 2010-24 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Vanguard chose to early adopt this guidance for its quarter ended March 31, 2011. Vanguard recorded approximately $24.0 million of additional non-current professional and general liability reserves and non-current excess insurance coverage receivables (including the impact of the acquired DMC balances), which are included in its condensed consolidated balance sheet as of March 31, 2011. There was no impact to Vanguard’s results of operations or cash flows for the early adoption of this guidance.
13. SEGMENT INFORMATION
Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Plan, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona, and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide unaudited condensed financial information by operating segment for the three and nine months ended March 31, 2010 and 2011, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended March 31, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$646.7	$—	$—	$646.7
Premium revenues	—	211.4	—	211.4
Intersegment revenues	10.7	—	(10.7)	—

Total revenues	657.4	211.4	(10.7)	858.1

Salaries and benefits (excludes stock compensation)	318.0	8.4	—	326.4
Health plan claims expense (1)	—	168.1	—	168.1
Supplies	114.0	—	—	114.0
Provision for doubtful accounts	40.8	—	—	40.8
Other operating expenses-external	109.0	9.3	—	118.3
Operating expenses-intersegment	—	10.7	(10.7)	—

Total operating expenses	581.8	196.5	(10.7)	767.6

Segment EBITDA (2)	75.6	14.9	—	90.5
Less:
Interest, net	30.1	(0.2)	—	29.9
Depreciation and amortization	33.2	1.1	—	34.3
Equity method income	(0.3)	—	—	(0.3)
Stock compensation	0.6	—	—	0.6
Debt extinguishment costs	73.2	—	—	73.2
Monitoring fees and expenses	1.2	—	—	1.2

Income (loss) from continuing operations before income taxes	$(62.4)	$14.0	$—	$(48.4)

Capital expenditures	$42.6	$0.1	$—	$42.7

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended March 31, 2011
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$1,305.7	$—	$—	$1,305.7
Premium revenues	—	213.9	—	213.9
Intersegment revenues	11.4	—	(11.4)	—

Total revenues	1,317.1	213.9	(11.4)	1,519.6

Salaries and benefits (excludes stock compensation)	641.6	8.6	—	650.2
Health plan claims expense (1)	—	169.1	—	169.1
Supplies	207.8	—	—	207.8
Provision for doubtful accounts	111.1	—	—	111.1
Other operating expenses-external	242.6	10.2	—	252.8
Operating expenses-intersegment	—	11.4	(11.4)	—

Total operating expenses	1,203.1	199.3	(11.4)	1,391.0

Segment EBITDA (2)	114.0	14.6	—	128.6
Less:
Interest, net	47.8	0.2	—	48.0
Depreciation and amortization	54.7	1.1	—	55.8
Stock compensation	0.7	—	—	0.7
Loss on disposal of assets	0.8	—	—	0.8
Monitoring fees and expenses	1.2	—	—	1.2
Acquisition related expenses	6.9	—	—	6.9
Impairment and restructuring charges	5.1	—	—	5.1
Pension credits	(1.1)	—	—	(1.1)

Income (loss) from continuing operations before income taxes	$(2.1)	$13.3	$—	$11.2

Capital expenditures	$59.7	$—	$—	$59.7

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine months ended March 31, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$1,890.5	$—	$—	$1,890.5
Premium revenues	—	628.0	—	628.0
Intersegment revenues	31.7	—	(31.7)	—

Total revenues	1,922.2	628.0	(31.7)	2,518.5

Salaries and benefits (excludes stock compensation)	933.9	25.2	—	959.1
Health plan claims expense (1)	—	499.9	—	499.9
Supplies	339.3	0.1	—	339.4
Provision for doubtful accounts	113.0	—	—	113.0
Other operating expenses-external	336.2	27.2	—	363.4
Operating expenses-intersegment	—	31.7	(31.7)	—

Total operating expenses	1,722.4	584.1	(31.7)	2,274.8

Segment EBITDA (2)	199.8	43.9	—	243.7
Less:
Interest, net	85.3	(0.6)	—	84.7
Depreciation and amortization	98.6	3.3	—	101.9
Equity method income	(0.8)	—	—	(0.8)
Stock compensation	3.5	—	—	3.5
Impairment and restructuring charges	43.1	—	—	43.1
Debt extinguishment costs	73.2	—	—	73.2
Loss on disposal of assets	0.4	—	—	0.4
Monitoring fees and expenses	3.9	—	—	3.9

Income (loss) from continuing operations before income taxes	$(107.4)	$41.2	$—	$(66.2)

Segment assets	$2,474.2	$153.5	$—	$2,627.7

Capital expenditures	$110.5	$0.6	$—	$111.1

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine months ended March 31, 2011
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$2,747.8	$—	$—	$2,747.8
Premium revenues	—	646.3	—	646.3
Intersegment revenues	33.2	—	(33.2)	—

Total revenues	2,781.0	646.3	(33.2)	3,394.1

Salaries and benefits (excludes stock compensation)	1,352.5	25.1	—	1,377.6
Health plan claims expense (1)	—	508.0	—	508.0
Supplies	462.2	0.1	—	462.3
Provision for doubtful accounts	214.1	—	—	214.1
Other operating expenses-external	508.5	30.9	—	539.4
Operating expenses-intersegment	—	33.2	(33.2)	—

Total operating expenses	2,537.3	597.3	(33.2)	3,101.4

Segment EBITDA (2)	243.7	49.0	—	292.7
Less:
Interest, net	118.9	(1.0)	—	117.9
Depreciation and amortization	128.3	3.3	—	131.6
Equity method income	(0.6)	—	—	(0.6)
Stock compensation	3.6	—	—	3.6
Loss on disposal of assets	0.9	—	—	0.9
Monitoring fees and expenses	3.7	—	—	3.7
Realized gain on investments	0.1	—	—	0.1
Acquisition related expenses	11.9	—	—	11.9
Impairment and restructuring charges	6.0	—	—	6.0
Pension credits	(1.1)	—	—	(1.1)

Income (loss) from continuing operations before income taxes	$(28.0)	$46.7	$—	$18.7

Segment assets	$4,001.6	$160.6	$—	$4,162.2

Capital expenditures	$139.0	$0.1	$—	$139.1

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized and unrealized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment losses and pension expense. Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

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
Capital Expenditure Commitments
Earlier in calendar 2010, Vanguard entered into a $56.4 million agreement for the construction of a replacement facility for one of its hospitals in San Antonio, Texas. Vanguard expects to spend a total of $86.2 million, including costs to equip, to complete the project and expects the new facility to open during the last quarter of its fiscal year 2011. Through March 31, 2011, Vanguard had spent approximately $63.6 million, of the total budgeted $86.2 million, related to this replacement facility. As of March 31, 2011, Vanguard estimated its remaining commitments to complete all capital projects in process to be approximately $30.7 million.
Professional and General Liability Insurance
Given the nature of its operating environment, Vanguard is subject to professional and general liability claims and related lawsuits in the ordinary course of business. Vanguard maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention maintained through Vanguard’s captive insurance subsidiary and/or another of its subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010. Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million. During the nine months ended March 31, 2011, Vanguard reduced its professional and general liability reserve by $2.4 million ($1.4 million or $1.94 per share net of taxes) and reduced its workers compensation reserve by $4.3 million ($2.6 million or $3.44 per share net of taxes) for changes in claims development related to prior years.
Patient Service Revenues
Settlements under reimbursement agreements with third party payers are estimated during the period the related services are provided, but final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between original estimates and subsequent revisions (including final settlements) are included in the condensed consolidated income statements in the period in which the revisions are made. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income (loss) from continuing operations before income taxes by $1.6 million ($0.6 million or $1.27 per share net of taxes) for the three months ended March 31, 2010 and by $6.1 million ($3.6 million or $4.84 per share net of taxes) and $5.4 million ($3.3 million or $4.35 per share net of taxes) for the nine months ended March 31, 2010 and 2011, respectively. Vanguard recorded $21.0 million and $35.8 million of charity care deductions during the three months ended March 31, 2010 and 2011, respectively. Vanguard recorded $64.2 million and $78.6 million of charity care deductions during the nine months ended March 31, 2010 and 2011, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Governmental Regulation
In September 2010, Vanguard received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the Department of Justice (“DOJ”) Civil Division. This letter stated that the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantable cardioverter defibrillators (“ICDs”) that were not medically indicated or otherwise violated Medicare payment policy. The letter also noted that the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present time, and that the DOJ’s preliminary but continuing review indicates that many of Vanguard’s hospitals may have submitted claims for ICDs and related services that were excluded from coverage. Upon receipt of this letter, Vanguard immediately took steps to preserve all records and information pertaining or related to ICDs. DMC received a similar letter from the DOJ in respect of ICDs in December 2010. Vanguard and DMC are working cooperatively with the DOJ to identify potential Medicare claims that should not have been billed for these excluded services. Vanguard intends to continue to cooperate with the DOJ with respect to both the claims of its existing hospitals and those of DMC, which Vanguard acquired effective January 1, 2011. To date, the DOJ has not asserted any specific claim of damages against any of Vanguard’s hospitals or any of the DMC hospitals. Because this investigation is in its early stages, Vanguard is unable to predict its timing or outcome at this time. However, Vanguard understands that this investigation is being conducted under the False Claims Act (“FCA”), which could expose Vanguard to the FCA’s treble damages provision should the DOJ’s initial analysis of Vanguard’s ICD claims be substantiated. Such damages could materially adversely impact Vanguard’s financial position, results of operations and cash flows. Vanguard is not aware of any material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing, except for this ICD matter.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Guarantee
As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of March 31, 2011, Vanguard maintained this performance guarantee in the form of $55.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.
15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES
Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries had jointly and severally guaranteed Vanguard’s previously outstanding 9.0% senior notes on a subordinated basis and currently jointly and severally guarantee the 8.0% Notes and the Senior Notes. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities did not guarantee the previously outstanding 9.0% senior subordinated notes and currently do not guarantee the 8.0% Notes, the Senior Notes and the Senior Discount Notes in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The accompanying condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the previously outstanding 11.25% senior discount notes and the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2010 and March 31, 2011 and for the three and nine months ended March 31, 2010 and 2011 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$198.6	$59.0	$—	$257.6
Restricted cash	—	—	—	0.6	1.7	—	2.3
Accounts receivable, net	—	—	—	249.4	21.0	—	270.4
Inventories	—	—	—	46.0	3.6	—	49.6
Prepaid expenses and other current assets	—	—	—	62.5	85.9	(7.3)	141.1

Total current assets	—	—	—	557.1	171.2	(7.3)	721.0
Property, plant and equipment, net	—	—	—	1,147.3	56.5	—	1,203.8
Goodwill	—	—	—	564.3	84.8	—	649.1
Intangible assets, net	—	37.2	—	14.8	14.0	—	66.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	—	19.8	—	19.8
Other assets	—	—	—	69.7	0.2	—	69.9

Total assets	$608.8	$37.2	$—	$2,353.2	$346.5	$(616.1)	$2,729.6

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$—	$—	$—	$158.2	$36.6	$—	$194.8
Accrued expenses and other current liabilities	—	41.4	—	212.9	158.7	—	413.0
Current maturities of long-term debt	—	8.2	—	(0.2)	0.2	—	8.2

Total current liabilities	—	49.6	—	370.9	195.5	—	616.0
Other liabilities	—	—	—	70.3	52.2	(7.3)	115.2
Long-term debt, less current maturities	—	1,743.8	—	—	—	—	1,743.8
Intercompany	354.2	(1,052.4)	—	1,177.0	(182.0)	(296.8)	—
Total equity (deficit)	254.6	(703.8)	—	735.0	280.8	(312.0)	254.6

Total liabilities and equity	$608.8	$37.2	$—	$2,353.2	$346.5	$(616.1)	$2,729.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
March 31, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$446.9	$55.7	$—	$502.6
Restricted cash	—	—	—	0.7	1.6	—	2.3
Accounts receivable, net	—	—	—	480.4	36.6	—	517.0
Inventories	—	—	—	80.1	3.7	—	83.8
Prepaid expenses and other current assets	—	—	—	177.7	7.3	(2.1)	182.9

Total current assets	—	—	—	1,185.8	104.9	(2.1)	1,288.6
Property, plant and equipment, net	—	—	—	1,741.9	54.0	—	1,795.9
Goodwill	—	—	—	702.2	84.7	—	786.9
Intangible assets, net	—	38.9	19.7	26.0	11.6	—	96.2
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	67.3	14.3	—	81.6
Other assets	—	—	—	112.9	0.1	—	113.0

Total assets	$608.8	$38.9	$19.7	$3,836.1	$269.6	$(610.9)	$4,162.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$289.3	$24.5	$—	$313.8
Accrued expenses and other current liabilities	—	27.1	5.0	394.4	178.8	—	605.3
Current maturities of long-term debt	—	8.2	—	4.8	—	—	13.0

Total current liabilities	—	35.3	5.0	688.5	203.3	—	932.1
Other liabilities	—	—	—	609.1	43.6	(2.1)	650.6
Long-term debt, less current maturities	—	2,306.4	453.2	6.5	—	—	2,766.1
Intercompany	795.4	(1,490.0)	(424.7)	1,705.2	(281.4)	(304.5)	—
Total equity (deficit)	(186.6)	(812.8)	(13.8)	826.8	304.1	(304.3)	(186.6)

Total liabilities and equity	$608.8	$38.9	$19.7	$3,836.1	$269.6	$(610.9)	$4,162.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$619.8	$45.2	$(18.3)	$646.7
Premium revenues	—	—	—	14.6	204.3	(7.5)	211.4

Total revenues	—	—	—	634.4	249.5	(25.8)	858.1

Salaries and benefits	0.6	—	—	302.3	24.1	—	327.0
Health plan claims expense	—	—	—	18.8	167.6	(18.3)	168.1
Supplies	—	—	—	105.5	8.5	—	114.0
Provision for doubtful accounts	—	—	—	39.2	1.6	—	40.8
Other operating expenses	0.1	—	—	91.8	23.0	(7.5)	107.4
Rents and leases	—	—	—	9.0	1.9	—	10.9
Depreciation and amortization	—	—	—	31.4	2.9	—	34.3
Interest, net	—	28.5	2.2	(1.7)	0.9	—	29.9
Management fees	—	—	—	(4.2)	4.2	—	—
Debt extinguishment costs	—	67.5	5.7	—	—	—	73.2
Other	—	—	—	0.9	—	—	0.9

Total costs and expenses	0.7	96.0	7.9	593.0	234.7	(25.8)	906.5

Income (loss) from continuing operations before income taxes	(0.7)	(96.0)	(7.9)	41.4	14.8	—	(48.4)
Income tax benefit (expense)	16.5	—	—	—	(5.2)	5.2	16.5
Equity in earnings of subsidiaries	(48.6)	—	—	—	—	48.6	—

Income (loss) from continuing operations	(32.8)	(96.0)	(7.9)	41.4	9.6	53.8	(31.9)
Loss from discontinued operations, net of taxes	—	—	—	(0.5)	—	—	(0.5)

Net income (loss)	(32.8)	(96.0)	(7.9)	40.9	9.6	53.8	(32.4)
Less: Net income attributable to non- controlling interests	—	—	—	(0.4)	—	—	(0.4)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(32.8)	$(96.0)	$(7.9)	$40.5	$9.6	$53.8	$(32.8)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$1,267.3	$47.4	$(9.0)	$1,305.7
Premium revenues	—	—	—	13.6	201.1	(0.8)	213.9

Total revenues	—	—	—	1,280.9	248.5	(9.8)	1,519.6

Salaries and benefits	0.7	—	—	624.4	25.8	—	650.9
Health plan claims expense	—	—	—	8.6	169.5	(9.0)	169.1
Supplies	—	—	—	199.3	8.5	—	207.8
Provision for doubtful accounts	—	—	—	108.7	2.4	—	111.1
Other operating expenses	0.1	—	—	219.3	19.0	(0.8)	237.6
Rents and leases	—	—	—	13.5	1.7	—	15.2
Depreciation and amortization	—	—	—	52.9	2.9	—	55.8
Interest, net	—	36.4	13.8	(3.1)	0.9	—	48.0
Impairment and restructuring charges	—	—	—	5.1	—	—	5.1
Management fees	—	—	—	(4.1)	4.1	—	—
Acquisition related expenses	—	—	—	6.9	—	—	6.9
Other	—	—	—	0.8	0.1	—	0.9

Total costs and expenses	0.8	36.4	13.8	1,232.3	234.9	(9.8)	1,508.4

Income (loss) from continuing operations before income taxes	(0.8)	(36.4)	(13.8)	48.6	13.6	—	11.2
Income tax benefit (expense)	(4.4)	—	—	—	(5.2)	5.2	(4.4)
Equity in earnings of subsidiaries	8.0	—	—	—	—	(8.0)	—

Income (loss) from continuing operations	2.8	(36.4)	(13.8)	48.6	8.4	(2.8)	6.8
Loss from discontinued operations, net of taxes	—	—	—	(3.2)	—	—	(3.2)

Net income (loss)	2.8	(36.4)	(13.8)	45.4	8.4	(2.8)	3.6
Less: Net income attributable to non- controlling interests	—	—	—	(0.8)	—	—	(0.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$2.8	$(36.4)	$(13.8)	$44.6	$8.4	$(2.8)	$2.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the nine months ended March 31, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$1,786.4	$135.8	$(31.7)	$1,890.5
Premium revenues	—	—	—	45.2	605.8	(23.0)	628.0

Total revenues	—	—	—	1,831.6	741.6	(54.7)	2,518.5

Salaries and benefits	3.5	—	—	886.7	72.4	—	962.6
Health plan claims expense	—	—	—	35.1	496.5	(31.7)	499.9
Supplies	—	—	—	313.7	25.7	—	339.4
Provision for doubtful accounts	—	—	—	107.3	5.7	—	113.0
Other operating expenses	0.2	—	—	286.9	66.5	(23.0)	330.6
Rents and leases	—	—	—	27.2	5.6	—	32.8
Depreciation and amortization	—	—	—	92.3	9.6	—	101.9
Interest, net	—	73.1	14.3	(5.2)	2.5	—	84.7
Management fees	—	—	—	(12.7)	12.7	—	—
Impairment and restructuring charges	—	—	—	43.1	—	—	43.1
Debt extinguishment costs	—	67.5	5.7	—	—	—	73.2
Other	—	—	—	3.5	—	—	3.5

Total costs and expenses	3.7	140.6	20.0	1,777.9	697.2	(54.7)	2,584.7

Income (loss) from continuing operations before income taxes	(3.7)	(140.6)	(20.0)	53.7	44.4	—	(66.2)
Income tax benefit (expense)	18.2	—	—	—	(15.6)	15.6	18.2
Equity in earnings of subsidiaries	(66.5)	—	—	—	—	66.5	—

Income (loss) from continuing operations	(52.0)	(140.6)	(20.0)	53.7	28.8	82.1	(48.0)
Loss from discontinued operations, net of taxes	—	—	—	(1.9)	—	—	(1.9)

Net income (loss)	(52.0)	(140.6)	(20.0)	51.8	28.8	82.1	(49.9)
Less: Net income attributable to non- controlling interests	—	—	—	(2.1)	—	—	(2.1)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(52.0)	$(140.6)	$(20.0)	$49.7	$28.8	$82.1	$(52.0)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the nine months ended March 31, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$2,629.4	$142.4	$(24.0)	$2,747.8
Premium revenues	—	—	—	41.8	606.0	(1.5)	646.3

Total revenues	—	—	—	2,671.2	748.4	(25.5)	3,394.1

Salaries and benefits	3.6	—	—	1,300.9	76.7	—	1,381.2
Health plan claims expense	—	—	—	23.9	508.1	(24.0)	508.0
Supplies	—	—	—	437.6	24.7	—	462.3
Provision for doubtful accounts	—	—	—	207.3	6.8	—	214.1
Other operating expenses	0.2	—	—	445.9	56.9	(1.5)	501.5
Rents and leases	—	—	—	32.5	5.4	—	37.9
Depreciation and amortization	—	—	—	123.0	8.6	—	131.6
Interest, net	—	109.0	13.8	(7.8)	2.9	—	117.9
Impairment and restructuring charges	—	—	—	6.0	—	—	6.0
Management fees	—	—	—	(12.3)	12.3	—	—
Acquisition related expenses	—	—	—	11.9	—	—	11.9
Other	—	—	—	2.9	0.1	—	3.0

Total costs and expenses	3.8	109.0	13.8	2,571.8	702.5	(25.5)	3,375.4

Income (loss) from continuing operations before income taxes	(3.8)	(109.0)	(13.8)	99.4	45.9	—	18.7
Income tax benefit (expense)	(11.7)	—	—	—	(16.6)	16.6	(11.7)
Equity in earnings of subsidiaries	14.5	—	—	—	—	(14.5)	—

Income (loss) from continuing operations	(1.0)	(109.0)	(13.8)	99.4	29.3	2.1	7.0
Loss from discontinued operations, net of taxes	—	—	—	(3.6)	(1.8)	—	(5.4)

Net income (loss)	(1.0)	(109.0)	(13.8)	95.8	27.5	2.1	1.6
Less: Net income attributable to non- controlling interests	—	—	—	(2.6)	—	—	(2.6)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(1.0)	$(109.0)	$(13.8)	$93.2	$27.5	$2.1	$(1.0)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(52.0)	$(140.6)	$(20.0)	$51.8	$28.8	$82.1	$(49.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	—	—	—	1.9	—	—	1.9
Depreciation and amortization	—	—	—	92.3	9.6	—	101.9
Provision for doubtful accounts	—	—	—	107.3	5.7	—	113.0
Deferred income taxes	(20.0)	—	—	—	—	—	(20.0)
Amortization of loan costs	—	3.8	0.3	—	—	—	4.1
Accretion of principal on senior discount notes	—	0.3	5.8	—	—	—	6.1
Debt extinguishment costs	—	67.5	5.7				73.2
Loss on disposal of fixed assets	—	—	—	0.5	—	—	0.5
Stock compensation	3.5	—	—	—	—	—	3.5
Impairment loss	—	—	—	43.1	—	—	43.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	66.5	—	—	—	—	(66.5)	—
Accounts receivable	—	—	—	(124.2)	(8.3)	—	(132.5)
Inventories	—	—	—	(1.0)	0.1	—	(0.9)
Prepaid expenses and other current assets	—	—	—	(22.1)	9.3	—	(12.8)
Accounts payable	—	—	—	32.4	7.8	—	40.2
Accrued expenses and other liabilities	2.0	(2.1)	—	70.2	(5.3)	(15.6)	49.2

Net cash provided by (used in) operating activities — continuing operations	—	(71.1)	(8.2)	252.2	47.7	—	220.6
Net cash used in operating activities — discontinued operations	—	—	—	(1.9)	—	—	(1.9)

Net cash provided by (used in) operating activities	—	(71.1)	(8.2)	250.3	47.7	—	218.7

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2010
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Capital expenditures	$—	$—	$—	$(107.4)	$(3.7)	$—	$(111.1)
Acquisitions and related expenses	—	—	—	(1.5)	—	—	(1.5)
Proceeds from asset dispositions	—	—	—	1.5	—	—	1.5
Other	—	—	—	(0.3)	—	—	(0.3)

Net cash used in investing activities	—	—	—	(107.7)	(3.7)	—	(111.4)

Financing activities:
Payments of long-term debt	—	(1,341.4)	(216.0)	—	—	—	(1,557.4)
Proceeds from debt borrowings	—	1,751.3	—	—	—	—	1,751.3
Payments of refinancing costs and fees	—	(76.8)	(13.3)	—	—	—	(90.1)
Repurchases of stock	(300.6)	—	—	—	—	—	(300.6)
Financing portion of hedge interest payments	(6.0)	—	—	—	—	—	(6.0)
Cash provided by (used in) intercompany activity	306.6	(262.0)	237.5	(154.8)	(123.6)	(3.7)	—
Distributions paid to non-controlling interests and other	—	—	—	—	(6.1)	3.7	(2.4)

Net cash provided by (used in) financing activities	—	71.1	8.2	(154.8)	(129.7)	—	(205.2)

Net increase (decrease) in cash and cash equivalents	—	—	—	(12.2)	(85.7)	—	(97.9)
Cash and cash equivalents, beginning of period	—	—	—	168.3	139.9	—	308.2

Cash and cash equivalents, end of period	$—	$—	$—	$156.1	$54.2	$—	$210.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(1.0)	$(109.0)	$(13.8)	$95.8	$27.5	$2.1	$1.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	3.6	1.8	—	5.4
Depreciation and amortization	—	—	—	123.0	8.6	—	131.6
Provision for doubtful accounts	—	—	—	207.3	6.8	—	214.1
Deferred income taxes	6.5	—	—	—	—	—	6.5
Amortization of loan costs	—	4.0	0.3	—	—	—	4.3
Accretion of principal on senior discount notes	—	2.1	8.5	—	—	—	10.6
Loss on disposal of assets	—	—	—	0.9	—	—	0.9
Stock compensation	3.6	—	—	—	—	—	3.6
Impairment loss	—	—	—	0.9	—	—	0.9
Acquisition related expenses	—	—	—	11.9	—	—	11.9
Realized loss on investments	—	—	—	—	0.1	—	0.1
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(14.5)	—	—	—	—	14.5	—
Accounts receivable	—	—	—	(303.8)	(22.4)	—	(326.2)
Inventories	—	—	—	(1.2)	(0.1)	—	(1.3)
Prepaid expenses and other current assets	—	—	—	(36.6)	75.8	—	39.2
Accounts payable	—	—	—	45.0	(12.2)	—	32.8
Accrued expenses and other liabilities	5.4	(14.3)	5.0	91.8	11.5	(20.0)	79.4

Net cash provided by (used in) operating activities — continuing operations	—	(117.2)	—	238.6	97.4	(3.4)	215.4
Net cash used in operating activities — discontinued operations	—	—	—	(3.6)	(1.8)	—	(5.4)

Net cash provided by (used in) operating activities	—	(117.2)	—	235.0	95.6	(3.4)	210.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2011
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses	$—	$—	$—	$(463.9)	$—	$—	$(463.9)
Capital expenditures	—	—	—	(135.5)	(3.6)	—	(139.1)
Proceeds from asset dispositions	—	—	—	1.6	—	—	1.6
Net proceeds from sale of investments in securities	—	—	—	102.5	8.4	—	110.9
Other	—	—	—	(3.7)	—	—	(3.7)

Net cash provided by (used in) investing activities	—	—	—	(499.0)	4.8	—	(494.2)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(6.1)	—	(0.5)	—	—	(6.6)
Proceeds from debt borrowings	—	566.6	444.6	—	—	—	1,011.2
Payments of refinancing costs and fees	—	(5.5)	(20.2)	—	—	—	(25.7)
Dividends to equity holders	(447.2)	—	—	—	—	—	(447.2)
Distributions	—	—	—	—	(7.1)	4.4	(2.7)
Other financing activities	0.2	—	—	—	—	—	0.2
Cash provided by (used in) intercompany activity	447.0	(437.8)	(424.4)	512.8	(96.6)	(1.0)	—

Net cash provided by (used in) financing activities	—	117.2	—	512.3	(103.7)	3.4	529.2

Net increase (decrease) in cash and cash equivalents	—	—	—	248.3	(3.3)	—	245.0
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6

Cash and cash equivalents, end of period	$—	$—	$—	$446.9	$55.7	$—	$502.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
16. SUBSEQUENT EVENTS
Registration Statement Filing
On April 15, 2011, a registration statement relating to a proposed initial public offering of shares of Vanguard’s common stock was filed with the Securities and Exchange Commission but has not yet become effective. Such shares of Vanguard’s common stock may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.
Warrant Shares Replacement
In April 2011, Vanguard commenced the process of replacing the Warrant Shares with a contingent note payable to the legacy DMC entity to collateralize the $500.0 million specified project capital commitment, as permitted by the purchase agreement for the DMC acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
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

Executive Overview
As of March 31, 2011, we owned and operated 26 hospitals with a total of 6,280 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of March 31, 2011, we also owned three health plans with approximately 242,000 members.
During the nine months ended March 31, 2011, our revenue growth was limited by significant challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or those covered by lower paying Medicare or Medicaid plans. We were successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during the remainder of fiscal 2011 and beyond. Our comprehensive debt refinancing (the “Refinancing”) during January 2010 extended the maturities of our debt by up to five years and along with the proceeds of additional debt offerings in July 2010 and January 2011 (see further discussion in Liquidity and Capital Resources) will be essential to the funding of our long-term growth strategies.
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
The Acquisitions
The Detroit Medical Center
Effective January 1, 2011, we purchased substantially all of the assets of DMC, which assets consist primarily of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. These eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. The cash purchase price for the acquired DMC assets paid at closing was $363.3 million and was funded with cash on hand.
We acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC (estimated at approximately $228.0 million as of December 31, 2010), which liability we anticipate that we will fund over 15 years after closing based upon current actuarial assumptions and estimates (which assumptions and estimates are subject to periodic adjustment). We also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of representatives and us. To collateralize this commitment, concurrent with the closing of the transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). The number of Warrant Shares outstanding is reduced proportionately as we expend capital or escrow cash related to our capital commitments. We are in the process of replacing the Warrant Shares with a contingent note payable to the legacy DMC entity to collateralize these commitments, as permitted by our purchase agreement relating to DMC.
The Resurrection Facilities
On August 1, 2010, we completed the purchase of Westlake Hospital and West Suburban Medical Center (the “Resurrection Facilities”) in the western suburbs of Chicago, Illinois, from Resurrection Health Care for a purchase price of approximately $45.3 million. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 233-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than seven miles from our MacNeal Hospital and will enable us to achieve a greater market presence in the western suburban area of Chicago. As part of this purchase, we acquired substantially all of the assets (other than cash on hand and certain other current assets) and assumed certain liabilities of these hospitals. We expect that our acquisition of these hospitals will enable us to gain market efficiencies in these suburban Chicago communities by centralizing certain service offerings, centralizing administrative functions and reclaiming a percentage of the current outmigration of healthcare services to other Chicago providers.

Arizona Heart Hospital and Arizona Heart Institute
During October 2010, we completed the purchase of certain assets and liabilities of the 59-bed Arizona Heart Hospital and of the Arizona Heart Institute, both located in Phoenix, Arizona, for an aggregate purchase price of approximately $39.0 million, which was funded with cash on hand. We expect these acquisitions to provide a base upon which to expand a market-wide cardiology service strategy within the communities of metropolitan Phoenix that we serve.
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
Payer Mix Shifts
During the nine months ended March 31, 2011 compared to the prior year period, we provided more healthcare services to patients who were uninsured or had coverage under Medicaid or Medicare or managed Medicaid/Medicare programs and provided fewer healthcare services to patients who had commercial managed care coverage, a trend that began during fiscal year 2010. Much of this shift resulted from general economic weakness in the markets we serve. As individuals lost their coverage under employer-sponsored managed care plans, many became eligible for state Medicaid or managed Medicaid programs or else became uninsured. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during the remainder of fiscal 2011. A portion of this increase also resulted from our acquisition of DMC, which provides a greater percentage of services to Medicaid patients than the average of our other facilities.
Health Reform Law
The provisions included in The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”) enacted in calendar 2010 include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement including market basket and disproportionate share payment decreases; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we have begun the process of transforming our delivery of care to adapt to the changes from the Health Reform Law that will be transitioned during the next several years.
Physician Alignment
Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During fiscal year 2010, we added 70 employed physicians to our physician network (net of physicians who left our network). We have added over 200 additional employed physicians during the first nine months of fiscal 2011 including those from our fiscal 2011 acquisitions. Our remaining fiscal 2011 recruitment goals primarily emphasize recruiting physicians specializing in family practice, internal medicine and inpatient hospital care (hospitalists) and a limited number of selected specialists. Our recent acquisitions of the Arizona Heart Institute and a cardiology group in San Antonio represented important steps in the physician alignment process. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.

Cost pressures
In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits, and higher nurse to patient ratios necessary to improve quality of care. We have begun multiple initiatives to stabilize our nursing workforce, including a nurse leadership professional practice model and employee engagement strategies. We experienced a decrease in nursing voluntary turnover from approximately 12% during the year ended June 30, 2009 to 10% during the year ended June 30, 2010 and this ratio has remained relatively flat during fiscal 2011. During fiscal year 2010, we achieved the 72nd percentile for employee engagement within the Gallup Organization Employee Engagement Database. These results reflect progress towards both achieving stability in our nursing workforce and improving employee engagement since we began monitoring employee engagement during fiscal year 2008, our baseline year. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives, including consolidation of low-priced vendors, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians to reduce physician preference items, but we are uncertain if we can sustain these reductions in future periods.
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
We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients

The following table sets forth the percentages of net patient revenues by payer for the three and nine months ended March 31, 2010 and 2011.

	Three months ended March 31,		Nine months ended March 31,
	2010	2011	2010	2011
Medicare	26.2%	25.5%	25.6%	25.6%
Medicaid	7.5%	15.2%	7.3%	11.4%
Managed Medicare	14.9%	9.9%	14.9%	12.3%
Managed Medicaid	9.2%	9.4%	9.6%	9.2%
Managed care	34.6%	30.3%	34.8%	32.2%
Self pay	6.5%	9.0%	6.7%	8.4%
Other	1.1%	0.7%	1.1%	0.9%

Total	100.0%	100.0%	100.0%	100.0%

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
Volumes by Payer
During the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, discharges increased 25.8% and total adjusted discharges increased 28.9%. Same hospital discharges and total adjusted discharges increased 0.5% and 3.0% during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, respectively. The following table provides details of discharges by payer for the three and nine months ended March 31, 2010 and 2011.

	Three months ended March 31,				Nine months ended March 31,
	2010		2011		2010		2011
Medicare	11,953	28.3%	19,591	29.2%	34,653	27.5%	45,223	28.5%
Medicaid	3,693	8.7%	6,783	10.1%	10,957	8.7%	16,354	10.3%
Managed Medicare	7,067	16.7%	9,091	13.6%	20,522	16.3%	23,538	14.8%
Managed Medicaid	6,364	15.1%	12,051	18.0%	19,317	15.3%	25,499	16.1%
Managed care	11,087	26.2%	15,234	22.7%	34,015	26.9%	38,499	24.2%
Self pay	1,963	4.6%	3,887	5.8%	6,226	4.9%	8,915	5.6%
Other	166	0.4%	353	0.5%	521	0.4%	742	0.5%

Total	42,293	100.0%	66,990	100.0%	126,211	100.0%	158,770	100.0%

Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same hospital basis was $8,410 and $8,605 for the nine months ended March 31, 2010 and 2011, respectively. Growth in this ratio continues to be limited by the payer mix shifts we have experienced during the past twelve months. A greater percentage of our discharges during the nine months ended March 31, 2011 were attributable to patients who had Medicaid or Medicare coverage or were uninsured as opposed to those with managed care coverage compared to the nine months ended March 31, 2010. We typically receive lower reimbursement for the same services provided to patients covered by Medicare or Medicaid, whether under such traditional or managed programs, than those provided to patients with commercial managed care coverage.

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

June 30, 2010	0-90 days	91-180 days	Over 180 days	Total
Medicare	17.7%	0.4%	0.3%	18.4%
Medicaid	5.6%	0.6%	0.9%	7.1%
Managed Medicare	11.3%	0.7%	0.6%	12.6%
Managed Medicaid	7.4%	0.4%	0.3%	8.1%
Managed care	27.1%	1.9%	1.1%	30.1%
Self pay(1)	10.2%	3.1%	0.7%	14.0%
Self pay after primary(2)	2.5%	3.3%	0.8%	6.6%
Other	2.1%	0.6%	0.4%	3.1%

Total	83.9%	11.0%	5.1%	100.0%

March 31, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	17.0%	1.0%	0.7%	18.7%
Medicaid	7.0%	1.5%	1.3%	9.8%
Managed Medicare	7.9%	0.5%	0.3%	8.7%
Managed Medicaid	13.3%	1.1%	1.1%	15.5%
Managed care	22.0%	2.0%	1.4%	25.4%
Self pay(1)	10.8%	2.6%	1.1%	14.5%
Self pay after primary(2)	1.8%	1.7%	0.7%	4.2%
Other	1.9%	0.6%	0.7%	3.2%

Total	81.7%	11.0%	7.3%	100.0%

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined same hospital allowances for doubtful accounts, uninsured discounts and charity care covered 83.8% and 91.5% of combined same hospital self-pay and self-pay after primary accounts receivable as of June 30, 2010 and March 31, 2011, respectively.
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

Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, may enact healthcare spending cuts or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness. Recently the Governor of Arizona petitioned the federal government to provide to Arizona an exemption from current federal regulations so that it may implement a reduction in Medicaid eligibility in the state of Arizona. Other states are expected to make similar requests in the near future. Further, the tightened credit markets have complicated the states’ efforts to issue additional indebtedness to raise cash. The American Recovery and Reinvestment Act enacted in 2009 set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal matching percentage (FMAP) until December 2010. In August 2010, the additional FMAP assistance was extended until June 30, 2011 with a transitional phase-out to occur from January 1, 2011 to June 30, 2011. Absent significant improvement in economic conditions during the next three months, we expect that many of the states in which we operate will encounter additional budgetary issues once the additional FMAP funding expires and may choose to reduce Medicaid reimbursements or limit eligibility for Medicaid coverage, which could have a material adverse impact on our results of operations and cash flows. During the nine months ended March 31, 2011, Medicaid and managed Medicaid programs accounted for approximately 20.6% of our net patient revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the nine months ended March 31, 2011, we recognized approximately 32% of our net patient revenues from managed care payers.
If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.
Premium Revenues
We recognize premium revenues from our three health plans, PHP, AAHP and MHP. Premium revenues from these three plans increased $18.3 million or 2.9% during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. PHP’s average membership increased to approximately 203,200 for the nine months ended March 31, 2011 compared to approximately 193,700 for the nine months ended March 31, 2010. PHP’s increase in revenues and membership during the nine months ended March 31, 2011 resulted from the increase in individuals eligible for AHCCCS coverage due to weakened economic conditions in Arizona.
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
There have been no changes in the nature or application of our critical accounting policies during the nine months ended March 31, 2011 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2010, except for the addition of the new critical accounting policy noted below.
DMC Pension Plan
Upon completing the acquisition of DMC on January 1, 2011, we assumed a frozen noncontributory defined benefit retirement plan (the “DMC Pension Plan”) covering substantially all of the employees of DMC and its subsidiaries hired prior to June 1, 2003. The benefits under the DMC Pension Plan are primarily based on years of service and final average earnings.
Pension assumptions are significant inputs to the actuarial models that measure pension benefit obligations and related effects on operations. Two assumptions — discount rate and expected return on assets — are important elements of plan expense and asset/liability measurement. We plan to evaluate these critical assumptions at least annually. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.
Accumulated and projected benefit obligations are measured as the present value of future cash payments. We discount those cash payments using a discount rate based upon market-observed rates. The discount rate for measuring the DMC Pension Plan benefit obligations at December 31, 2010 was 5.35%.
To determine the expected long-term rate of return on pension plan assets, we consider current and expected asset allocations, as well as historical and expected returns on various categories of plan assets. In developing future return expectations for the DMC Pension Plan’s assets, we evaluate general market trends as well as key elements of asset class returns such as expected earnings growth, yields and spreads. Based on our analysis of future expectations of asset performance and current and expected asset allocations, we have assumed a 7.5% long-term expected return on those assets for cost recognition in 2011.
Changes in key assumptions for the DMC Pension Plan would have the following effects.
•	Discount rate — A 50 basis point increase in discount rate would increase our pension plan expense by $1.5 million and would decrease the pension benefit obligation by approximately $56.3 million.
•	Expected return on assets — A 50 basis point increase in the expected return on assets would decrease our pension plan expense by approximately $3.7 million.
Further information on the DMC Pension Plan is provided in Note 8 to the condensed consolidated financial statements.

Selected Operating Statistics
The following tables set forth certain operating statistics on a consolidated and same hospital basis for each of the periods presented.

	Three months ended March 31,		Nine months ended March 31,
CONSOLIDATED:	2010	2011	2010	2011
Number of hospitals at end of period	15	26	15	26
Licensed beds at end of period	4,135	6,280	4,135	6,280
Discharges (a)	42,293	66,990	126,211	158,770
Adjusted discharges (a)	73,419	119,573	220,063	283,739
Adjusted discharges — hospitals (a)	69,646	111,692	208,763	267,584
Average length of stay (a)	4.27	4.60	4.19	4.35
Patient days (a)	180,672	308,183	528,877	690,560
Adjusted patient days (a)	313,638	550,086	922,157	1,234,103
Adjusted patient days — hospitals (a)	297,522	513,833	874,803	1,163,840
Patient revenue per adjusted discharge (a)	$8,624	$10,507	$8,410	$9,392
Patient revenue per adjusted discharge — hospitals (a)	$8,737	$10,733	$8,502	$9,172
Inpatient surgeries (a)	9,188	15,181	28,076	34,764
Outpatient surgeries (a)	18,425	28,932	56,885	67,823
Emergency room visits (a)	154,987	291,722	465,714	643,085
Occupancy rate (a)	48.5%	54.5%	46.7%	40.1%
Member lives (a)	240,300	242,300	240,300	242,300
Health plan claims expense percentage (a)	79.5%	79.1%	79.6%	78.6%

	Three months ended March 31,		Nine months ended March 31,
SAME HOSPITAL (b):	2010	2011	2010	2011
Number of hospitals at end of period	15	15	15	15
Licensed beds at end of period	4,135	4,029	4,135	4,029
Patient service revenues (in millions)	$646.7	$691.1	$1,890.5	$1,991.9
Discharges	42,293	42,979	126,211	126,848
Adjusted discharges	73,419	76,335	220,063	226,648
Adjusted discharges — hospitals	69,646	72,092	208,763	214,432
Average length of stay	4.27	4.27	4.19	4.18
Patient days	180,672	183,721	528,877	530,194
Adjusted patient days	313,638	326,309	922,157	947,336
Adjusted patient days — hospitals	297,522	308,168	874,803	896,272
Patient revenue per adjusted discharge	$8,624	$8,863	$8,410	$8,605
Patient revenue per adjusted discharge — hospitals	$8,737	$8,813	$8,502	$8,642
Inpatient surgeries	9,188	9,034	28,076	26,780
Outpatient surgeries	18,425	17,675	56,885	53,928
Emergency room visits	154,987	175,274	465,714	496,209
Occupancy rate	48.5%	50.7%	46.7%	48.0%

(a)	The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our June 30, 2010 10-K.

(b)	Same hospital results exclude those facilities that we did not own for the respective full three-month comparative periods or the full nine-month comparative periods of both years.

Results of Operations
The following table presents summaries of our operating results for the three and nine months ended March 31, 2010 and 2011.

	Three months ended March 31,
	2010		2011

Patient service revenues	$646.7	75.4%	$1,305.7	85.9%
Premium revenues	211.4	24.6%	213.9	14.1%

Total revenues	858.1	100.0%	1,519.6	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $0.6 and $0.7, respectively)	327.0	38.1%	650.9	42.8%
Health plan claims expense	168.1	19.6%	169.1	11.1%
Supplies	114.0	13.3%	207.8	13.7%
Provision for doubtful accounts	40.8	4.8%	111.1	7.3%
Other operating expenses	118.3	13.8%	252.8	16.6%
Depreciation and amortization	34.3	4.0%	55.8	3.7%
Interest, net	29.9	3.5%	48.0	3.2%
Debt extinguishment costs	73.2	8.5%	—	0.0%
Impairment and restructuring charges	—	0.0%	5.1	0.3%
Acquisition related expenses	—	0.0%	6.9	0.3%
Other	0.9	0.1%	0.9	0.1%

Income (loss) from continuing operations before income taxes	(48.4)	(5.6)%	11.2	0.7%
Income tax benefit (expense)	16.5	1.9%	(4.4)	(0.3)%

Income (loss) from continuing operations	(31.9)	(3.7)%	6.8	0.4%
Loss from discontinued operations net of taxes	(0.5)	(0.1)%	(3.2)	(0.2)%

Net income (loss)	(32.4)	(3.8)%	3.6	0.2%
Less: Net income attributable to non-controlling interests	(0.4)	(0.0)%	(0.8)	(0.0)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(32.8)	(3.8)%	$2.8	0.2%

	Nine months ended March 31,
	2010		2011

Patient service revenues	$1,890.5	75.1%	$2,747.8	81.0%
Premium revenues	628.0	24.9%	646.3	19.0%

Total revenues	2,518.5	100.0%	3,394.1	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $3.5 and $3.6, respectively)	962.6	38.2%	1,381.2	40.7%
Health plan claims expense	499.9	19.8%	508.0	15.0%
Supplies	339.4	13.5%	462.3	13.6%
Provision for doubtful accounts	113.0	4.5%	214.1	6.3%
Other operating expenses	363.4	14.4%	539.4	15.9%
Depreciation and amortization	101.9	4.0%	131.6	3.9%
Interest, net	84.7	3.4%	117.9	3.5%
Debt extinguishment costs	73.2	2.9%	—	0.0%
Impairment and restructuring charges	43.1	1.7%	6.0	0.2%
Acquisition related expenses	—	0.0%	11.9	0.4%
Other	3.5	0.1%	3.0	0.1%

Income (loss) from continuing operations before income taxes	(66.2)	(2.6)%	18.7	0.6%
Income tax benefit (expense)	18.2	0.7%	(11.7)	(0.3)%

Income (loss) from continuing operations	(48.0)	(1.9)%	7.0	0.2%
Loss from discontinued operations net of taxes	(1.9)	(0.1)%	(5.4)	(0.2)%

Net income (loss) attributable to Vanguard	(49.9)	(2.0)%	1.6	0.0%
Less: Net income attributable to non-controlling interests	(2.1)	(0.1)%	(2.6)	(0.1)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(52.0)	(2.1)%	$(1.0)	(0.0)%

Three months ended March 31, 2011 compared to three months ended March 31, 2010
Revenues. Total revenues increased 77.1% during the three months ended March 31, 2011 compared to the prior year quarter. Patient service revenues increased $659.0 million or 101.9% during the current year quarter. The primary reason for this increase is the result of recent acquisitions, including the Resurrection Facilities on August 1, 2010 and DMC on January 1, 2011. On a same hospital basis, patient service revenues increased $44.4 million or 6.9% during the three months ended March 31, 2011. Health plan premium revenues increased $2.5 million or 1.2% during the current year quarter as a result of increased average membership. Average enrollment at PHP was approximately 203,000 during the three months ended March 31, 2011, an increase of 1.7% compared to the prior year quarter. More challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for coverage under the Arizona Health Care Cost Containment System (“AHCCCS”). Enrollment in our other two health plans decreased by 2.8% as of March 31, 2011 compared to March 31, 2010.
Discharges, adjusted discharges and emergency room visits increased 58.4%, 62.9% and 88.2%, respectively, during the three months ended March 31, 2011 compared to the prior year quarter. On a same hospital basis, discharges, adjusted discharges and emergency room visits increased 1.6%, 4.0% and 13.1%, respectively, during the three months ended March 31, 2011 compared to the prior year quarter. On a same hospital basis, inpatient and outpatient surgeries decreased 1.7% and 4.1%, respectively, during the three months ended March 31, 2011. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures. We also continue to face pricing pressures as a result of difficult managed care pricing negotiations, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.
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
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $1,508.4 million or 99.3% of total revenues during the current year quarter, compared to 105.6% during the prior year comparative quarter. Debt extinguishment costs incurred related to our 2010 refinancing represents the primary reason for the much higher ratio during the prior year quarter. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 42.8% during the current year quarter compared to 38.1% for the prior year quarter. On a same hospital basis, salaries and benefits as a percentage of total revenues was 37.8% during the current quarter. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the three months ended March 31, 2011 compared to the prior year quarter. As of March 31, 2011, we had approximately 38,500 full-time and part-time employees compared to approximately 19,800 as of March 31, 2010. On a same hospital basis, the number of full-time and part-time employees increased approximately 2.1% when compared to the prior year. In our same store hospitals we have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues increased to 1.3% for the three months ended March 31, 2011 compared to 1.2% for the prior year quarter primarily due to our recent acquisition of DMC.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues was 79.1% for the three months ended March 31, 2011 compared to 79.5% for the prior year quarter. As enrollment increases, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. We may experience negative trending in this ratio if our membership mix becomes more acute or AHCCCS implements further limits on profitability for certain member groups during the remaining term of the AHCCCS contract. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $11.4 million, or 6.3% of gross health plan claims expense, were eliminated in consolidation during the current year quarter.
•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 15.8% during the current year quarter compared to 17.3% during the prior year quarter. This decrease was positively impacted by the lower surgery volumes experienced during the current year quarter compared to the prior year quarter on a same hospital basis. We also continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year quarter. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.
•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of acute care services segment revenues increased to 8.4% during the current year quarter from 6.2% during the prior year quarter. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 15.1% and 15.5% for the three months ended March 31, 2010 and 2011, respectively. The quarter over quarter increases in these ratios resulted from increases in self pay discharges as a percentage of total discharges and price increases in certain markets implemented during the current year quarter compared to the prior year quarter.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 16.6% during the current year quarter compared to 13.8% during the prior year quarter primarily as a result of increased legal fees and related expenses and higher purchased services from fiscal year 2011 acquisitions in the current year quarter.
Other. Depreciation and amortization increased $21.5 million as compared to the prior year’s amounts as a result of our capital improvement and expansion initiatives and acquisitions, inclusive of the Resurrection and the DMC facilities. Net interest increased $18.1 million as compared to the prior year’s amounts as a result of the issuance of the $225.0 million 8.0% Notes (the “Add-on Notes”) in July 2010 and issuance of the Senior Notes and Senior Discount Notes in January 2011, as discussed more thoroughly in the “Part I, Item 2, Liquidity and Capital Resources” section of this report. We also incurred $6.9 million of acquisition-related expenses during the current year quarter. We also incurred $5.1 million of restructuring charges during the current year quarter related to the elimination of approximately 40 positions for the realignment of certain corporate services.
Income taxes. Our effective income tax rate was approximately 34.0% during the three months ended March 31, 2010 compared to approximately 39.3% during the current period.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard stockholders was $2.8 million during the three months ended March 31, 2011 compared to a net loss of $32.8 million during the prior year quarter. The net loss in the prior year quarter resulted primarily from the $73.2 million of debt extinguishment costs recognized.
Nine months ended March 31, 2011 compared to nine months ended March 31, 2010
Revenues. Total revenues increased 34.8% during the nine months ended March 31, 2011 compared to the prior year period. Patient service revenues increased $857.3 million or 45.3% during the current year period. The primary reason for this increase is the result of recent acquisitions, including the Resurrection Facilities on August 1, 2010 and DMC on January 1, 2011. On a same hospital basis, patient service revenues increased $101.4 million or 5.4% during the nine months ended March 31, 2011. Health plan premium revenues increased $18.3 million or 2.9% during the current year period as a result of increased PHP enrollment. Average enrollment at PHP was approximately 203,200 during the nine months ended March 31, 2011, an increase of 4.9% compared to the prior year. More challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for AHCCCS coverage.

Discharges, adjusted discharges and emergency room visits increased 25.8%, 28.9% and 38.1%, respectively, during the nine months ended March 31, 2011 compared to the prior year. On a same hospital basis, discharges, adjusted discharges and emergency room visits increased 0.5%, 3.0% and 6.5%, respectively, during the nine months ended March 31, 2011 compared to the prior year. On a same hospital basis, inpatient and outpatient surgeries decreased 4.6% and 5.2%, respectively, during the nine months ended March 31, 2011.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $3,375.4 million or 99.4% of total revenues during the current year, compared to 102.6% during the prior year. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 40.7% during the current year period compared to 38.2% for the prior year period. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the nine months ended March 31, 2011 compared to the prior year. In our same store hospitals we have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues decreased to 1.0% for the nine months ended March 31, 2011 compared to 1.3% for the prior year period.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues was 78.6% for the nine months ended March 31, 2011 compared to 79.6% for the prior year period. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $33.2 million, or 6.1% of gross health plan claims expense, were eliminated in consolidation during the current year period.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 16.6% during the current year period compared to 17.7% during the prior year period. This decrease was positively impacted by the lower surgery volumes experienced during the current year.

•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of acute care services segment revenues increased to 7.7% during the current year period from 5.9% during the prior year period. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 15.7% and 16.3% for the nine months ended March 31, 2010 and 2011, respectively. The period over period increases in these ratios resulted from increases in self pay discharges as a percentage of total discharges and price increases implemented during the current year period compared to the prior year period.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 15.9% during the current year period compared to 14.4% during the prior year period primarily as a result of increased legal fees and other purchased services in the current year.
Other. Depreciation and amortization increased $29.7 million from the prior year period as a result of our capital improvement and expansion initiatives and the acquisitions, inclusive of the Resurrection Facilities and DMC. Net interest increased $33.2 million from the prior year period as a result of the issuance of the Add-on Notes in July 2010 and the Senior Notes and Senior Discount Notes in January 2011, as discussed more thoroughly in the “Part I, Item 2, Liquidity and Capital Resources” section of this report. We incurred $11.9 million of acquisition-related expenses during the current year period. We also incurred $5.1 million of restructuring charges during the current year period related to the elimination of approximately 40 positions for the realignment of certain corporate services.
Income taxes. Our effective income tax rate was approximately 27.5% during the nine months ended March 31, 2010 compared to approximately 62.6% during the current period. The effective tax rate during the nine months ended March 31, 2011 was affected by our establishment of a $4.5 million valuation allowance for unitary state net operating loss carryforwards.

Net loss attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard stockholders was $1.0 million during the nine months ended March 31, 2011 compared to a net loss of $52.0 million during the nine months ended March 31, 2010. The net loss in the prior period resulted primarily from the $43.1 million impairment loss and $73.2 million in debt extinguishment costs, both recognized during the prior year period.
Liquidity and Capital Resources
Operating Activities
As of March 31, 2011 we had working capital of $365.5 million, including cash and cash equivalents of $502.6 million. Working capital at June 30, 2010 was $105.0 million. Cash provided by operating activities decreased by $8.7 million during the nine months ended March 31, 2011 compared to the prior year period. Operating cash flows during the current year period were positively impacted by AHCCCS’ deferral of the June 2010 capitation and supplemental payments to PHP of approximately $62.0 million until July 2010. Current year operating cash flows were negatively impacted by the buildup of working capital at Arizona Heart Hospital and higher interest payments during the current year compared to the prior year. Interest payments were higher as a result of the increased debt resulting from our January 2010 comprehensive refinancing of our debt and the addition of the Add-on Notes in July 2010.
Investing Activities
Cash used in investing activities increased from $111.4 million during the nine months ended March 31, 2010 to $494.2 million during the nine months ended March 31, 2011, primarily as a result of the cash paid for acquisitions, including the acquisitions of the Resurrection Facilities in August 2010, Arizona Heart Hospital and Arizona Heart Institute in October 2010 and The Detroit Medical Center in January 2011 (funded in December 2010). Capital expenditures increased $28.0 million during the current year period compared to the prior year period. This increase in capital expenditures relates to the construction of a replacement hospital in San Antonio, which we expect to complete during the fourth quarter of fiscal 2011, and the capital expenditures for our newly acquired facilities. We entered into a $56.4 million agreement to construct this replacement facility earlier in calendar 2010 and expect to spend a total of $86.2 million, including costs to equip, to complete the project. Through March 31, 2011, we have spent approximately $63.6 million of the budgeted $86.2 million related to this replacement facility. Cash used in investing activities was reduced by the net proceeds from the sale of investments in securities for $110.9 million during the nine months ended March 31, 2011.
Financing Activities
Cash flows from financing activities increased by $734.4 million during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 primarily due to the approximately $1,011.2 million cash proceeds from our issuance of the Add-on 8.0% notes in July 2010 and the issuance of the Senior Notes and Senior Discount Notes in January 2011, as discussed below. In addition, a $447.2 million cash dividend was paid to Vanguard equity holders in January 2011. As of March 31, 2011, we had outstanding $2,779.1 million in aggregate indebtedness.
On July 14, 2010, we issued the 8.0% Add-on Notes in $225.0 million aggregate principal amount, which were guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of VHS Holdco II. The Add-on Notes were issued under the indenture governing the 8.0% Notes that we issued on January 29, 2010 as part of the comprehensive refinancing of our debt. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The proceeds from the Add-on Notes were used to finance, in part, our acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the acquisition.
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

Debt Covenants
Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes and the 2011 Senior Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes and the 2011 Senior Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of March 31, 2011.

	Debt		Actual
	Covenant Ratio		Ratio
Interest coverage ratio requirement	2.00	x	3.64	x
Total leverage ratio limit	6.25	x	3.47	x
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
Capital Resources
We anticipate spending a total of $200.0 million to $225.0 million in capital expenditures during fiscal 2011, including the $139.1 million we spent during the nine months ended March 31, 2011. We expect that cash on hand, cash generated from our operations, cash from the issuance of the 2011 Senior Notes and cash available to us under our 2010 credit facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future, including those required by the DMC purchase agreement. As previously mentioned, the DMC purchase agreement requires that we expend $350.0 million for routine capital needs and $500.0 million for a specified project list related to the DMC facilities during the five year period subsequent to the acquisition. The $500.0 million commitment for specified construction projects includes the following annual aggregate spending — $80.0 million for calendar 2011; $160.0 million for calendar 2012; $240.0 million for calendar 2013; $320.0 million for calendar 2014; and $500.0 million for calendar 2015. We cannot assure you that our operations will generate sufficient cash or that cash on hand or additional future borrowings under our 2010 credit facilities will be available to enable us to meet these requirements, especially given the current general economic weakness.
We had $502.6 million of cash and cash equivalents as of March 31, 2011. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

As of March 31, 2011, we held $14.3 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in securities on our condensed consolidated balance sheets due to inactivity in the primary ARS market during the past year. The par value of the ARS was $15.9 million as of March 31, 2011. We reduced the temporary impairment related to the ARS by $3.0 million ($1.9 million, net of taxes) during the nine months ended March 31, 2011, which are included in accumulated comprehensive loss (“AOCL”) on the condensed consolidated balance sheets. The temporary impairment was reduced primarily due to the ARS redemptions during the nine months ended March 31, 2011 at or near par. Approximately $6.3 million of the ARS were redeemed at 98% of par value and $2.3 million were redeemed at par value during the nine months ended March 31, 2011.
On April 15, 2011, we filed a registration statement with the Securities and Exchange Commission relating to a proposed initial public offering of shares of our common stock but this registration statement has not yet become effective. Assuming a successful initial public offering is completed, the net proceeds from the offering will be used toward the redemption of the 2011 discount notes including the payment of a 5% redemption premium associated with such notes.
As market conditions warrant, we and our major equityholders, including Blackstone, MSCP and their respective affiliates, may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise.
We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may increase borrowings under our 2010 term loan facility, issue additional senior or subordinated notes, draw upon cash on hand, utilize amounts available under our 2010 revolving facility or seek additional equity funding. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. If additional equity or debt funding is not available to us, it is likely that we will have to make borrowings from time to time under our 2010 revolving credit facility to meet our working capital and capital expenditure needs. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control. Future capital commitments set forth in recent acquisition agreements are as follows:
•	Completed acquisition of DMC—Effective January 1, 2011, we purchased the DMC system, which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds for a cash purchase price of $363.3 million. We also assumed a “frozen” defined benefit pension liability (estimated at approximately $228.0 million as of December 31, 2010 that we expect to fund over 15 years based upon actuarial assumptions and estimates, as adjusted periodically by actuaries) as part of the acquisition. Additionally, we committed to make $350.0 million in routine capital expenditures and $500.0 in capital expenditures related to a specific project list agreed to by DMC and us as part of the acquisition. Notwithstanding these $350.0 million and $500.0 million capital commitments, if in the future we should pay any amounts to any governmental agency (each a “Special Payment”), and the Special Payment arises out of a violation or alleged violation by DMC prior to the closing of the DMC acquisition of certain stipulated healthcare laws, then, if and to the extent that the Special Payment, individually or together with all previous Special Payments exceeds $25.0 million (the “Special Payment Threshold”), we shall have the right to apply the amount of the Special Payment, but only to the extent the Special Payment Threshold has been exceeded (the “Excess Payment”), as follows: (i) the first $10.0 million of such Excess Payment in any particular year shall be applied against our obligation to make routine capital expenditures during such year and (ii) any remaining portion of the Excess Payment in any particular year which has not been so applied as described above shall be applied against our $500.0 million capital commitment related to specific projects. To collateralize this commitment, concurrent with the closing of the transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). The number of Warrant Shares outstanding is reduced proportionately as we expend capital or escrow cash related to our capital commitments. We are in the process of replacing the Warrant Shares with a contingent note payable to the legacy DMC entity to collateralize these commitments, as permitted by our purchase agreement relating to DMC.

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of March 31, 2011.

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$199.5	$393.5	$1,145.9	$2,567.5	$4,306.4
Operating leases (2)	42.4	64.1	42.8	47.2	196.5
Purchase obligations (2)	83.6	—	—	—	83.6
Defined benefit pension plan funding (3)	25.3	67.2	44.4	9.5	146.4
Health plan claims and settlements payable (4)	32.0	—	—	—	32.0
Estimated self-insurance liabilities (5)	75.1	138.1	90.2	92.0	395.4

Subtotal	$457.9	$662.9	$1,323.3	$2,716.2	$5,160.3

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Other Commitments:
Construction and capital improvements (6)	$186.1	$300.0	$400.0	$—	$886.1
Guarantees of surety bonds (7)	55.0	—	—	—	55.0
Letters of credit (8)	—	—	36.1	—	36.1
Physician commitments (9)	4.4	—	—	—	4.4
Estimated liability for uncertain tax positions (10)	12.4	—	—	—	12.4

Subtotal	$257.9	$300.0	$436.1	$—	$994.0

Total obligations and commitments	$715.8	$962.9	$1,759.4	$2,716.2	$6,154.3

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at March 31, 2011 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

(3)	Represents an estimate of the minimum required funding to the DMC Pension Plan trust.

(4)	Represents health claims incurred by members of PHP, AAHP and MHP, including incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements are separately stated on our condensed consolidated balance sheets.

(5)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(6)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as property, plant and equipment on our condensed consolidated balance sheets. The construction and capital improvements obligations, adjusted to reflect capital commitments under the executed DMC Purchase Agreement (as previously discussed) include the following as of March 31, 2011: $150.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million committed within four to five years.

(7)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(8)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(9)	Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(10)	Represents expected future tax liabilities recognized in our condensed consolidated balance sheets determined under the guidance of accounting for income taxes.

Off-Balance Sheet Arrangements
We had standby letters of credit outstanding of $36.1 million as of March 31, 2011, which primarily relates to security for the payment of claims as required by various insurance programs.
Concurrent with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). The number of Warrant Shares outstanding is reduced proportionately as we expend capital or escrow cash related to our capital commitments. We are in the process of replacing the Warrant Shares with a contingent note payable to the legacy DMC entity to collateralize these commitments, as permitted by our purchase agreement relating to DMC.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2011, we had in place $1,068.9 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
Our 2010 credit facilities consist of $808.9 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $36.1 million of capacity was utilized by outstanding letters of credit as of March 31, 2011). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in annual net interest of approximately $2.0 million.
Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $808.9 million in outstanding term loans bears interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added to our 2010 term loan facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 revolving facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.
At March 31, 2011, we held $14.3 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments on our condensed consolidated balance sheets. The par value of the ARS was $15.9 million as of March 31, 2011. We recorded a realized loss on the ARS of $0.6 million and temporary impairments totaling $4.1 million ($2.5 million, net of taxes) related to all then outstanding par value ARS during our fiscal year ended June 30, 2009. Our ARS were rated “AAA” by one or more major credit rating agencies at March 31, 2011 based on their most recent ratings update. The ratings take into account insurance policies guaranteeing both the principal and accrued interest of the investments. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.
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
Changes in Internal Control Over Financial Reporting
Vanguard completed the acquisition of DMC effective January 1, 2011. The facilities acquired as part of the DMC acquisition utilize different information technology systems from Vanguard’s other facilities. Vanguard is currently integrating its internal control processes at DMC. Other than the DMC acquisition, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have a substantial amount of indebtedness. As of March 31, 2011, we had $2,779.1 million of indebtedness, $808.9 million of which was senior secured indebtedness (excluding letters of credit and guarantees). As of March 31, 2011, we also had $223.9 million of secured indebtedness available for borrowing under our 2010 Revolving Facility, after taking into account $36.1 million of outstanding letters of credit. In addition, we may request an incremental term loan facility to be added to our 2010 Term Loan Facility to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and subject to certain other conditions. Similarly, we may seek to increase the borrowing availability under the 2010 Revolving Facility to an amount larger than $260.0 million, subject to the receipt of lender commitments and subject to certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.
Our substantial indebtedness could have important consequences, including the following:
•	our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the 8% Senior Notes, the 7.75% Senior Notes and Senior Discount Notes, including any repurchase obligations that may arise thereunder;
•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;
•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;
•	make us vulnerable to increases in interest rates since all of our borrowings under our 2010 Credit Facilities are, and additional borrowings may be, at variable interest rates;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins;
•	limit our ability to use operating cash in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments; and
•	limit our ability to compete with others who are not as highly-leveraged.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the 8% senior notes, the 7.750% senior notes and the senior discount notes and the credit agreement in respect of the 2010 Credit Facilities do not fully prohibit us or our subsidiaries from doing so. Our 2010 Revolving Facility provides commitments of up to $260.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our 2010 Revolving Facility), of which $223.9 million was available for future borrowings as of March 31, 2011. In addition, we may seek to increase the borrowing availability under the 2010 Revolving Facility and to increase the amount of our 2010 Term Loan Facility as previously described. All of those borrowings would be senior and secured, and as a result, would be effectively senior to the 8% senior notes, the 7.750% senior notes, the senior discount notes, the guarantees of the 8% senior notes and the guarantees of the 7.750% senior notes by the guarantors. If we incur any additional indebtedness that ranks equally with the 8% senior notes and the 7.750% senior notes, the holders of that debt will be entitled to share ratably with the holders of the 8% senior notes and the 7.750% senior notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
The 2010 Credit Facilities and the indentures under which the 8% senior notes, the 7.750% senior notes and our senior discount notes were issued contain a number of significant covenants that, among other things, restrict our ability to:
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

In addition, under the 2010 Credit Facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the 2010 Credit Facilities. In the event of default, the lenders could elect to declare all amounts borrowed under the 2010 Credit Facilities, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the 2010 Credit Facilities are senior in right of payment to the notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full our indebtedness.
Our capital expenditure and acquisition strategies require substantial capital resources. The building of new hospitals and the operations of our existing hospitals and newly acquired hospitals require ongoing capital expenditures for construction, renovation, expansion and the addition of medical equipment and technology. More specifically, we are contractually obligated to make significant capital expenditures relating to the newly acquired DMC facilities. Also, construction costs to build new hospitals are substantial and continue to increase. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.
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
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, the indentures governing the 8% notes, the 7.75% senior notes and our senior discount notes allow us to make significant dividend payments, investments and other restricted payments. The making of these payments could decrease available cash and adversely affect our ability to make principal and interest payments on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The 2010 Credit Facilities and the indentures governing the 8% notes, the 7.75% senior notes and our senior discount notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.
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
The U.S. economy and global credit markets remain volatile. Instability in consumer confidence and increased unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of economic weakness will have an adverse impact on our operations. Other risk factors discussed herein describe some significant risks that may be magnified by the current economic conditions such as the following:
•	Our concentration of operations in a small number of regions, and the impact of economic downturns in those communities. To the extent the communities in and around San Antonio, Texas; Phoenix, Arizona; Chicago, Illinois; Detroit, Michigan; or certain communities in Massachusetts experience a greater degree of economic weakness than average, the adverse impact on our operations could be magnified.
•	Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies (including managed Medicare and managed Medicaid payers) reduce our reimbursement. Current economic conditions have accelerated and increased the budget deficits for most states, including those in which we operate. These budgetary pressures may result in healthcare payment reductions under state Medicaid plans or reduced benefits to participants in those plans. Also, governmental, managed Medicare or managed Medicaid payers may defer payments to us to conserve cash. Managed care companies may also seek to reduce payment rates or limit payment rate increases to hospitals in response to reductions in enrolled participants.
•	Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee healthcare costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits.
•	Under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under our 2010 Revolving Facility and our 2010 Term Loan Facility will be held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.
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

However, it is difficult to predict the size of the potential revenue gains to us as a result of these elements of the Health Reform Law because of uncertainty surrounding a number of material factors including the following:
•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the Congressional Budget Office (“CBO”) estimates 32 million, the Centers for Medicare & Medicaid Services (“CMS”) estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the extent to which states will enroll new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created American Health Benefit Exchanges (“Exchanges”) and those who might be covered under the Medicaid program under contracts with the state;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;
•	the extent to which the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business;
•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law. Twenty-nine states and various private groups have challenged the constitutionality of the Health Reform Law in federal courts and lower courts have issued conflicting rulings on the constitutionality of the Health Reform Law, including specifically, the requirement that individuals maintain health insurance or pay a penalty. The Courts of Appeal for the Fourth, Sixth and Eleventh Circuits granted expedited review of conflicting lower court rulings. All three cases are scheduled to be heard in the first half of 2011. The Eleventh Circuit will review a Florida district court case in which the lower court ruled that the unconstitutional sections could not be severed thus rendering the entire Health Reform Law unconstitutional. On February 17, 2011, government attorneys filed a motion asking the district court to clarify that, pending appeal, the ruling was not intended to have an injunctive impact on currently-effective sections of the Health Reform Law or to halt implementation of those provisions of the Health Reform Law about to take effect. In response to the government’s motion, on March 3, 2011, the Florida district court stayed its decision pending appeal and the Department of Justice, on April 1, 2011, filed an appeal seeking expedited review from the Eleventh Circuit. On February 8, 2011, Virginia Attorney General Kenneth Cuccinelli filed a petition seeking expedited U.S. Supreme Court review of a Virginia district court’s holding that the provision requiring individuals to maintain health insurance or pay a penalty is unconstitutional, but leaving the remainder of the Health Reform Law intact. The U.S. Supreme Court announced on April 25, 2011 that it had turned down the Virginia Attorney General’s request for expedited review at the U.S. Supreme Court level, so the appeal will remain for review in the U.S. Court of Appeals for the Fourth Circuit; and

•	on January 19, 2011, the U.S. House of Representatives voted 245-189 to repeal the Health Reform Law. However, the Senate rejected this proposal on February 2, 2011. Republicans have indicated, however, that in the event their efforts to repeal the Health Reform Law are unsuccessful, their intent is to seek to implement incremental revisions to many of the law’s provisions or to defund certain programs.
On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 55%, 56%, 57% and 59% of our net patient revenues during our fiscal years ended June 30, 2008, 2009 and 2010 and the nine months ended March 31, 2011, respectively, were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors including the following:
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
Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 56%, 58%, 59% and 54% of our net patient revenues for the years ended June 30, 2008, 2009 and 2010 and the nine months ended March 31, 2011, respectively. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. The trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.
Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments.
Approximately 55%, 56%, 57% and 59% of our net patient revenues for the years ended June 30, 2008, 2009 and 2010 and the nine months ended March 31, 2011, respectively, came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years federal and state governments have made significant changes to the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.
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
Since most states must operate with balanced budgets and since the Medicaid program is often a state’s largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current weakened economic conditions have increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs and the Children’s Health Insurance Program (“CHIP”) in many states. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. For example, Arizona has discontinued a state health benefits program for low income patients and Arizona’s governor announced further cuts to the program in her 2012 fiscal plan. Effective April 1, 2011, Arizona’s Medicaid program reduced provider rates by 5% across all services (excluding long term care, which faced a 5% cumulative rate reduction from October 1, 2010 to April 1, 2011). Similarly, the Texas state House of Representatives passed a budget which includes deep cuts to the Texas Medicaid Program, including a reduction to Medicaid payment rates to healthcare providers in Texas by up to 10% (the Senate budget, still in development, is intended to mitigate some cuts). Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Additional Medicaid spending cuts may be implemented in the future in the states in which we operate. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exceptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges, and to participate in grants and other incentive opportunities. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.

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

In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and (to an extent) Medicaid patients to providers of certain “designated health services” if the physician or a member of his or her immediate family has an ownership or investment interest in, or compensation arrangement with, that provider. In addition, the provider in such arrangements is prohibited from billing for all of the designated health services referred by the physician, and, if paid for such services, is required to promptly repay such amounts. Most of the services furnished by our facilities are “designated health services” for Stark Law purposes, including inpatient and outpatient hospital services. There are multiple exceptions to the Stark Law, among others, for physicians having a compensation relationship with the facility as a result of employment agreements, leases, physician recruitment and certain other arrangements. However, each of these exceptions applies only if detailed conditions are met. An arrangement subject to the Stark Law must qualify for an exception in order for the services to be lawfully referred by the physician and billed by the provider. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. A March 31, 2011 decision by the U.S. District Court for the Eastern District Court of Texas upheld the constitutionality of this new law, but the time to file an appeal in this case has not yet expired.
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

Effective December 31, 2010, in connection with the impending acquisition of DMC, we and Detroit Medical Center entered into a Settlement Agreement with the Department of Justice and the Department of Health and Human Services Office of Inspector General (the “OIG”), releasing us from liability under the False Claims Act, the Civil Monetary Penalties Law, and the civil monetary penalties provisions of the Stark Law for certain disclosed conduct (the “Covered Conduct”) by Detroit Medical Center prior to our acquisition that may have violated the Anti-Kickback Statute or the Stark Law or failed to comply with governmental reimbursement rules. (A copy of the Settlement Agreement may be found as Exhibit 2.6 to our Current Report on Form 8-K dated January 5, 2011 filed with the SEC) Detroit Medical Center paid $30 million to the government in connection with such settlement based upon the government’s analysis of Detroit Medical Center’s net worth and ability to pay, but not upon our net worth and ability to pay. The Settlement Agreement is subject to the government’s right of rescission in the event of Detroit Medical Center’s nondisclosure of assets or any misrepresentation in Detroit Medical Center’s financial statements disclosed to the government by Detroit Medical Center. While we are not aware of any such misrepresentation or nondisclosure at this time, such misrepresentation or nondisclosure by Detroit Medical Center would provide the government the right to rescind the Settlement Agreement. Additionally, while the scope of release for the Covered Conduct under the Stark Law is materially similar to or broader than that found in most similar publicly-available settlement agreements, the precise scope of such a release under the Stark Law and the False Claims Act as amended by the Fraud Enforcement and Recovery Act of 2009 and the Patient Protection and Affordable Care Act (“PPACA”) has not been interpreted by any court, and it is possible that a regulator or a court could interpret these laws such that the release would not extend to all possible liability for the Covered Conduct. If the Settlement Agreement were to be rescinded or so interpreted, this could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, the Department of Justice continues to investigate the Covered Conduct covered by the Settlement Agreement with respect to potential claims against individuals. It is possible that this investigation might result in adverse publicity or adversely impact our business reputation or otherwise have a material adverse impact on our business.
If we fail to comply with the Anti-Kickback Statute, the Stark Law, the False Claims Act or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations and criminal penalties.
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
Federal law permits the OIG to impose civil monetary penalties, assessments and to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation, or an order to prescribe a medical or other item or service during a period a person was excluded from participation, where the person knows or should know that the claim would be made to a federal healthcare program. These penalties may also be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of, or entities that contract with, excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to OIG that two of our employees had been excluded from participation in Medicare at certain times during their employment. The OIG may seek to apply its exclusion authority to an officer or a managing employee of an excluded or convicted entity. The OIG has used the responsible corporate officer doctrine to apply this authority expansively. In fact, a recent federal district court case from the District of Columbia affirmed the OIG’s exclusion authority on the basis of the responsible corporate officer doctrine. Friedman et. al. v. Sebelius (1:09-cv-02028-ESH). In addition, a bill passed by the 2010 House of Representatives would expand this exclusion authority to include individuals and entities affiliated with sanctioned entities. A similar bill was re-introduced in the House of Representatives on February 11, 2011, but its chances of passage remain unclear given that the bill was previously blocked by an anonymous Senate hold.

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
Some of our hospitals may be required to submit to CMS information on their relationships with physicians and this submission could subject such hospitals and us to liability.
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
The Office of the Inspector General of the U.S. Department of Health and Human Services and the U.S. Department of Justice have, from time to time, including for fiscal year 2011 established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory, home health and durable medical equipment billing practices. As a result of these initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related healthcare operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. With the exception of the acquisition of the assets of DMC and its affiliates, under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.
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
Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of patient service revenues (prior to these adjustments) was 12.0% during both fiscal 2008 and 2009. This ratio increased to 15.8% for the year ended June 30, 2010 and to 16.5% for the nine months ended March 31, 2011. Approximately 330 basis points of the increase from fiscal 2009 to fiscal 2010 related to the uninsured discount and Medicaid pending policy changes implemented in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. Our self-pay discharges as a percentage of total discharges were approximately 3.3% during each of the past three fiscal years (as adjusted for our Medicaid pending policy changes in Illinois on April 1, 2009 and in Phoenix and San Antonio on July 1, 2009). Our self-pay discharges as a percentage of total discharges during the nine months ended March 31, 2011 increased by 700 basis points compared to the nine months ended March 31, 2010. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we continue to experience growth in self-pay revenues prior to the Health Reform Law being fully implemented, our results of operations and cash flows could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
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
Among our operations as of March 31, 2011, five hospitals and various related healthcare businesses were located in San Antonio, Texas; six hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; four hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; eight hospitals and various related healthcare businesses were located in metropolitan Detroit, Michigan; and three hospitals and related healthcare businesses were located in Massachusetts.
For the years ended June 30, 2008, 2009 and 2010, the nine months ended March 31, 2011 and the pro forma nine months ended March 31, 2011 (adjusted for the Acquisitions), our total revenues were generated as follows:

					Pro Forma
				Nine Months	Nine Months
				Ended	Ended
	Year Ended June 30,			March 31,	March 31,
	2008	2009	2010	2011	2011
San Antonio	32.1%	29.6%	26.8%	22.4%	17.1%
PHP and AAHP	14.1%	19.3%	23.1%	17.7%	13.5%
Massachusetts	19.7%	18.3%	18.2%	13.4%	10.2%
Metropolitan Phoenix, excluding PHP and AAHP	18.8%	17.9%	17.5%	14.1%	10.7%
Metropolitan Chicago (1)	14.9%	14.6%	14.1%	16.6%	12.7%
Metropolitan Detroit	0.0%	0.0%	0.0%	15.6%	35.6%
Other	0.4%	0.3%	0.3%	0.2%	0.2%

	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes MHP.
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
For the years ended June 30, 2008, 2009 and 2010 and the nine months ended March 31, 2011, PHP generated approximately 12.7%, 18.1%, 22.1% and 17.0% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP, and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:
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
For the years ended June 30, 2008, 2009 and 2010 and the nine months ended March 31, 2011, AAHP generated 1.4%, 1.2%, 1.0% and 0.7% of our total revenues, respectively. AAHP began providing healthcare coverage to Medicare and Medicaid dual-eligible members on January 1, 2006. Most of AAHP’s members were formerly enrolled in PHP. AAHP’s contract with CMS went into effect on January 1, 2006, for a term of one year, with a provision for successive one year renewals, and has currently been renewed through December 31, 2011. If we fail to effectively manage AAHP’s healthcare costs, these costs may exceed the payments we receive.
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
There has been recent increased scrutiny of a hospital’s “Medicare Observation Rate” from outside auditors, government enforcement agencies and industry observers. The term “Medicare Observation Rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed a complaint against Community Health Systems, Inc. (“CHS”) alleging that CHS admitted patients at a higher rate than was medically necessary, resulting in higher reimbursements than it should have received. As support for its allegation, Tenet cited CHS’ Medicare Observation Rate for CY 2009 of 5.11%, compared with a national average rate of 12.6% for the same period (as such national average was reported by Tenet in Exhibit 99.2 to its Form 8-K dated April 11, 2011), and CHS’ use of its own internally-developed admission criteria. Tenet reported in said Form 8-K that its source for such national average was the Centers for Medicare & Medicaid Services’ Outpatient Standard Analytic Files (“SAFs”) for CYs 2006-2009 and the Inpatient Prospective Payment System SAFs for CYs 2006-2009. Our rate for CY 2009 was 10.8%, as compared to the national rate of 12.6%. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. On April 25, 2011, CHS filed a Form 8-K notifying investors that it received confirmation from the United States Department of Justice (“DOJ”) that the government considers Tenet’s allegations to be related to ongoing qui tam suits filed against CHS in Texas and Indiana. The government has consolidated its investigation of CHS related to the Tenet allegations and the qui tam suits. CHS also stated that HHS has begun a national audit of certain of CHS’ Medicare claims related to the allegations. The industry may anticipate increased regulatory scrutiny of inpatient admission decisions and the Medicare Observation Rate in the future.

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
The Health Reform Law also requires HHS to implement a value-based purchasing program for inpatient hospital services. Beginning in federal fiscal year 2013, HHS will reduce inpatient hospital payments for all discharges by a percentage beginning at 1% in federal fiscal year 2013 and increasing by 0.25% each fiscal year up to 2% in federal fiscal year 2017 and subsequent years; and pool the total amount collected from these reductions to fund payments to reward hospitals that meet or exceed certain quality performance standards established by HHS. HHS will determine the amount each hospital that meets or exceeds the quality performance standards will receive from the pool of dollars created by these payment reductions. CMS estimates that the total fund available for distribution under the value-based purchasing program for federal fiscal year 2013 will be $850 million.
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

Violations of HIPAA could result in civil or criminal penalties. In fact, on February 22, 2011, the Department of Health and Human Services Office for Civil Rights imposed, for the first time, civil monetary penalties on a covered entity for violating HIPAA’s privacy rule by denying patients timely access to their medical records when requested. Two days later, on February 24, 2011, the settlement of another enforcement action was announced, with the covered entities agreeing to a monetary settlement and the imposition of a resolution agreement and corrective action plan. An investigation or initiation of civil or criminal actions could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officers are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Under a proposed Medicaid rule published November 10, 2010, each state must establish a Medicaid RAC program. While it was expected to be fully implemented by April 1, 2011, CMS has stated that when the Final Rule is published, a new implementation date will be specified. CMS is also mandated to issue proposed rules on RACs for Medicare Advantage plans and Medicare Part D by the end of the year.
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
Effective January 1, 2011, we acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds and similar debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC (estimated at approximately $228.0 million as of December 31, 2010), which liability we anticipate that we will fund over 15 years after closing based upon current actuarial assumptions and estimates (such assumptions and estimates are subject to periodic adjustment). As a result of our assumption of this DMC pension liability in connection with the acquisition, we have underfunded obligations under this pension plan. The funded status of the pension plan referred to above is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to recognize pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine this pension obligation could result in an increase in the valuation of this pension obligation, which could affect the reported funded status of this pension plan and necessary future contributions, as well as the periodic pension cost in respect of this plan in subsequent fiscal years.
Under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances.

In the event that the tax-qualified pension plan referred to above is terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding.
Compliance with Section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors’ confidence in our internal control over financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404 for the year ended June 30, 2010. However, we cannot assure you that the conclusions we reached in our June 30, 2010 management report will represent conclusions we reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.
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
Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At March 1, 2011, we had approximately $786.9 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our MacNeal and Weiss hospitals in Illinois to their fair values. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to these hospitals was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss during the quarter ended December 31, 2009.
Our hospitals are subject to potential responsibilities and costs under environmental laws that could lead to material expenditures or liability.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any material investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of regulated materials, hazardous waste, low-level radioactive and other medical waste, above-ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation, handling and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors.
We also may be subject to requirements related to the remediation of hazardous substances and other regulated materials that have been released into the environment at properties now or formerly owned or operated by us or our predecessors, or at properties where such substances and materials were sent for off-site treatment or disposal. Liability for costs of investigation and remediation may be imposed without regard to fault, and under certain circumstances on a joint and several basis and can be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) On February 9, 2011, we issued to a former employee 1,120 shares of our common stock upon such employee’s exercise of vested stock options granted to him under our 2004 Stock Plan. The aggregate purchase price for the shares was $189,413. These securities were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The former employee received adequate information about us and had adequate access, through his relationships with us, to such information.
Item 6. Exhibits.
The exhibits filed as part of this report are listed in the Exhibit Index that is located at the end of this report.

SIGNATURE
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 10, 2011	VANGUARD HEALTH SYSTEMS, INC.
	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Indenture, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as Trustee, including the form of 7.750% Senior Notes due 2019 (1)

4.2
Indenture, dated as of January 26, 2011, relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and U.S. Bank National Association, as Trustee, including the form of 10.375% Senior Discount Notes due 2016 (1)

4.3
Registration Rights Agreement, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc. on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (1)

4.4
Registration Rights Agreement, dated as of January 26, 2011 relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc. on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (1)

10.1
Contract Amendment Number 14, executed on February 9, 2011, but effective as of April 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (2)

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K, dated January 28, 2011, File No. 333-71934.

(2)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on April 8, 2011 (Registration No. 333-173401).