Form 10-K
period 2011-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2011-08-25
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35204

VANGUARD HEALTH SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	62-1698183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
20 Burton Hills Boulevard, Suite 100
Nashville, TN 37215
(Address and zip code of principal executive offices)
(615) 665-6000
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each Class	Name of exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
There was no active trading market for the Registrant’s Common Stock as of December 31, 2010. As of June 22, 2011 (the date that the Registrant’s Common Stock, par value $0.01 per share, began trading on the New York Stock Exchange), the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates was approximately $494.7 million, based on the closing price of the Registrant’s Common Stock reported on the New York Stock Exchange on such date of $18.05 per share.
As of August 1, 2011, there were 76,998,836 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended June 30, 2011.

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

Page
PART I

Item 1. Business	4

Item 1A. Risk Factors	52

Item 1B. Unresolved Staff Comments	81

Item 2. Properties	81

Item 3. Legal Proceedings	81

Item 4. (Removed and Reserved)	83

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	84

Item 6. Selected Financial Data	86

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	89

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	115

Item 8. Financial Statements and Supplementary Data	116

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	171

Item 9A. Controls and Procedures	171

Item 9B. Other Information	173

PART III

Item 10. Directors, Executive Officers and Corporate Governance	174

Item 11. Executive Compensation	174

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	174

Item 13. Certain Relationships and Related Transactions, and Director Independence	174

Item 14. Principal Accounting Fees and Services	174

PART IV

Item 15. Exhibits and Financial Statement Schedules	175

SIGNATURES	176

Exhibit 10.93
Exhibit 10.94
Exhibit 10.95
Exhibit 10.96
Exhibit 10.97
Exhibit 10.98
Exhibit 10.99
Exhibit 10.100
Exhibit 10.101
Exhibit 12.1
Exhibit 21.1
Exhibit 23
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

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
These factors, risks and uncertainties include, among other things, statements relating to:
•	Our high degree of leverage and interest rate risk;
•	Our ability to incur substantially more debt;
•	Operating and financial restrictions in our debt agreements;
•	Our ability to generate cash necessary to service our debt;
•	Weakened economic conditions and volatile capital markets;
•	Potential liability related to disclosures of relationships between physicians and our hospitals;
•	Post-payment claims reviews by governmental agencies could result in additional costs to us;
•	Our ability to successfully implement our business strategies;
•	Our ability to grow our business and successfully integrate our recent acquisition of two hospitals in Chicago, our recent acquisition of The Detroit Medical Center and other future acquisitions or to recognize expected synergies from such acquisitions;
•	Potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities;
•	Conflicts of interest that may arise as a result of our control by a small number of stockholders;
•	The highly competitive nature of the healthcare industry;
•	Governmental regulation of the industry, including Medicare and Medicaid reimbursement levels in general and with respect to the impact of the Budget Control Act of 2011 and other future deficit reduction plans;
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers;
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses;
•	The currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010 or other potential additional federal or state healthcare reforms;
•	Future governmental investigations;
•	Our failure to adequately enhance our facilities with technologically advanced equipment could adversely affect our revenues and market position;
•	Potential lawsuits or other claims asserted against us;
•	The availability of capital to fund our corporate growth strategy and improvements to our existing facilities;
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans;
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts;
•	Dependence on our senior management team and local management personnel;
•	Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims;
•	Our ability to achieve operating and financial targets and to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts;
•	Increased compliance costs from further government regulation of healthcare and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations;
•	The geographic concentration of our operations;
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings;

•	A failure of our information systems would adversely impact our ability to manage our operations;
•	Changes in general economic conditions nationally and regionally in our markets;
•	Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002;
•	Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units;
•	Volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth;
•	Changes in accounting practices; and
•	Our ability to demonstrate meaningful use of certified electronic health record technology and to recognize revenues for the related Medicare or Medicaid incentive payments.
See “Item 1A — Risk Factors” for further discussion. Given the uncertainties described above, prospective investors are cautioned not to place undue reliance on these forward-looking statements. We assume no obligation to update any forward-looking statements.
PART I

Item 1.	Business.
Our Company
We are a leading operator of regionally-focused integrated healthcare delivery networks with significant presence in several large and attractive urban and suburban markets. At the core of our networks are our 26 acute care and specialty hospitals which, together with our strategically-aligned outpatient facilities and related businesses, allow us to provide a complete range of inpatient and outpatient services in the communities we serve. As of June 30, 2011, our hospitals had a total of 6,201 beds in the five locations listed below. For the year ended June 30, 2011 (adjusted for the annualized impact of our fiscal 2011 acquisitions), our total revenues were generated in the following five locations as follows:

Markets	Hospitals	Licensed Beds	% of total revenues
San Antonio	5	1,674	17.1%
Metropolitan Phoenix (excluding health plans)	6	1,032	10.9
Metropolitan Chicago	4	1,121	12.7
Metropolitan Detroit	8	1,734	35.3
Massachusetts	3	640	10.3
We enjoy an established reputation in our communities for high quality care due to our commitment to delivering a patient-centered experience in a highly reliable environment of care. Our significant scale, range of services, quality reputation and focus on helping our communities achieve “health for life” provide us with competitive advantages and growth opportunities in our chosen markets. Drawing on our extensive experience in acquiring and integrating hospitals, we have recently executed a number of acquisitions that position us well in new markets and enhance our position in current markets and that we believe will result in attractive growth opportunities for us. During the year ended June 30, 2010 and the year ended June 30, 2011, we generated total revenues of $3,376.9 million and $4,895.9 million, respectively. During the same periods, we generated Adjusted EBITDA of $326.6 million and $423.0 million, respectively. See “Item 6. Selected Financial Data” for a reconciliation of net income (loss) attributable to Vanguard Health Systems, Inc. stockholders to Adjusted EBITDA for these periods.
Our general acute care and specialty hospitals offer a variety of medical and surgical services including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and neurology, as well as tertiary services such as open-heart surgery, advanced neurosurgery, level II and III neonatal intensive care and level 1 trauma at certain facilities. In addition, certain of our facilities provide on-campus and off-campus outpatient and ancillary services including outpatient surgery, physical therapy, radiation therapy, diagnostic imaging and laboratory services. We also provide outpatient services at our imaging centers and ambulatory surgery centers.
In certain of our markets, we also operate health plans that we believe complement and enhance our market position and provide us with expertise that we believe will be increasingly important as the healthcare market evolves. Specifically, we operate three managed care health plans: Phoenix Health Plan (“PHP”), a Medicaid managed health plan serving approximately 206,700 members in Arizona; Abrazo Advantage Health Plan (“AAHP”), a managed Medicare and dual-eligible health plan serving approximately 2,600 members in Arizona; and MacNeal Health Providers (“MHP”), a preferred provider network serving approximately 35,800 members in metropolitan Chicago under capitated contracts covering only outpatient and physician services, all as of June 30, 2011.

Our mission is to help communities achieve health for life. Central to our strategy for achieving our mission is our focus on building and operating regionally-focused integrated healthcare delivery networks that are recognized for providing high-performance and patient-centered care. We intend to continue to grow our business by pursuing in-market expansion initiatives in our current markets, capitalizing on the growth opportunities provided by our recent acquisitions, driving physician collaboration and alignment, leveraging our health plans and pursuing selective acquisitions that fit our strategic profile and operating strategies. We expect to change the way healthcare is delivered in our communities through our corporate and regional business strategies. We have established a corporate values framework that includes safety, excellence, respect, integrity, innovation and accountability to support both our mission and the corporate and regional business strategies that will define our future success. We believe these initiatives will enhance our leading reputation in the markets we serve and lead to sustainable growth.
Our History and Sponsors
On September 23, 2004, pursuant to an agreement and plan of merger among us, VHS Holdings LLC (“Holdings”) and Health Systems Acquisition Corp., a newly formed Delaware corporation, The Blackstone Group, together with its affiliates (collectively, “Blackstone”), acquired securities representing a majority of our common equity (the “2004 Merger”). In connection with the 2004 Merger, Morgan Stanley Capital Partners (now known as Metalmark Capital), together with its affiliates (collectively, “MSCP”), certain senior members of management and certain other stockholders contributed a portion of the consideration they received in the 2004 Merger to acquire equity interests in us. In addition, Baptist Health Services (“Baptist”) purchased $5.0 million of our equity interests. We refer to the 2004 Merger, the financing transactions related to the 2004 Merger and other related transactions collectively as the “Recapitalization.” Immediately after completion of the Recapitalization, Blackstone, MSCP (together with Baptist) and certain members of management held approximately 66.1%, 18.0% and 15.9%, respectively, of our common equity, most of which was indirectly held through the ownership of the Class A membership units in Holdings. In connection with Vanguard’s initial public offering in June 2011, Holdings merged with and into Vanguard with Vanguard as the surviving corporation (“Holdings Merger”).
Since the Recapitalization, we have achieved sizable financial, quality, service capability and operational efficiency improvements in our hospitals and have materially increased our total revenues, Adjusted EBITDA and cash flows from operating activities. Specifically, we completed major expansion projects and invested in multiple initiatives to improve the clinical quality in our facilities, with a focus on sustainable programs and protocols with a goal of achieving industry-leading results in quality outcomes, patient satisfaction, physician satisfaction and employee engagement. Likewise, we have invested substantially in clinical information technology, which we believe provides a platform to better monitor and improve the quality of the care we deliver and positions us well to thrive in a healthcare system increasingly focused on clinical quality and patient satisfaction. We also increased our corporate and regional resources dedicated to physician alignment, nurse workforce and healthcare delivery services.
Initial Public Offering
On June 22, 2011, we completed the initial public offering of 25,000,000 shares of common stock at a price of $18.00 per share (prior to deducting underwriter discounts and commissions). We used the net proceeds from the offering to redeem $417.6 million estimated accreted value as of June 30, 2011, of our outstanding 10.375% Senior Discount Notes due 2016, including the 5% redemption premium thereof, in July 2011. Our common stock is now traded on the New York Stock Exchange (symbol “VHS”). Immediately prior to our initial public offering, we completed a 59.584218-to-1 split of our issued and outstanding common shares. Subsequent to June 30, 2011, the underwriters in our initial public offering purchased 3,750,000 additional shares of our common stock to cover over-allotments, the net proceeds of which we used to redeem an additional approximately $63.6 million of accreted value of the 10.375% Senior Discount Notes, including the 5% redemption premium thereof, in August 2011.
Blackstone has provided management and advisory services to us pursuant to the transaction and monitoring fee agreement between Vanguard and Blackstone, executed in connection with the Recapitalization in September 2004. The transaction and monitoring fee agreement was terminated pursuant to its terms upon completion of the initial public offering of our common stock, and we recorded a liability payable quarterly through July 1, 2014 or upon demand of $14.9 million during the quarter ended June 30, 2011.

Our Competitive Strengths
We believe the significant factors that will enable us to successfully implement our mission and business strategies include the following:
•	Attractive markets with substantial growth opportunities. We have established a significant presence in five attractive urban and suburban markets across the United States. We believe that our markets are attractive because of their favorable demographics, large size, competitive landscape, payer mix and opportunities for expansion. We enjoy leading positions and unique capabilities in many of our markets and have attractive opportunities across our portfolio to expand our service capabilities to drive additional growth and market penetration.
•	Regionally-focused integrated care networks. We provide a broad range of services in all of our markets through established networks of acute care and specialty hospitals and complementary outpatient facilities. In each of San Antonio, Detroit, Phoenix and Chicago, we operate networks of four or more hospitals and, within all of these networks; our hospitals are located within a six to fourteen mile radius of each other depending upon the market. We believe our network approach allows us to more effectively collaborate with physicians and tailor our services to meet the needs of a broader population and enhance our market share. Additionally, we believe a broader network presence provides us with certain competitive advantages, particularly our ability to attract payers and recruit physicians and other medical personnel.
•	Comprehensive portfolio of attractive facilities. We have invested substantially since the beginning of fiscal 2005 to enhance the quality and range of services provided at our facilities. We have expanded the size of several facilities and invested strategic capital in medical equipment and technology. We believe that, as a result of our significant capital investments in our facilities, we have established a positive reputation among patients and referral sources, and are well positioned to attract leading physicians and other highly skilled healthcare professionals in our communities. This enables us to continue providing a broad range of high quality healthcare services in the communities we serve.
•	Focus on high-quality, patient-centered care. We are focused on providing high-performance, patient-centered care in our communities. Central to this mission is a significant focus on clinical quality, where we have implemented several initiatives to maintain and enhance our delivery of quality care, including investment in clinical best practices, patient safety initiatives, investment in information technology and tools and close involvement of senior leadership. Likewise, we have made significant investments in providing a patient-centered experience and driving high patient satisfaction, including hourly rounding by administration and nursing staff, post-discharge follow-up and satisfaction surveys and a robust commitment to patient advocacy.
•	Track record of consistent organic growth and cash flows. Prior to fiscal 2011, most of our growth during the previous five years has been achieved by enhancing and expanding our services, improving our revenues and managing our costs in our existing markets. Through these efforts, we have generated consistent organic growth and strong cash flows, and our performance has enabled us to invest significant capital in our markets and facilities.
•	Proven ability to complete and integrate acquisitions. Since our founding in 1997, we have expanded our operations by acquiring hospital systems that fit our strategic profile and operating strategies. We have demonstrated a consistent ability to leverage our experience, access to capital, transformative clinical and business approaches and other capabilities to enhance the profitability of our acquired hospital systems and execute in-market development activities to expand our market presence and accelerate growth. For example, we acquired the Baptist Health System in San Antonio, Texas in 2003 with 1,537 licensed beds and annual revenues of approximately $431.0 million. Baptist Health System’s annual revenues had grown to approximately $1,039.5 million for the fiscal year ended June 30, 2011.
•	Experienced and incentivized management team. Our senior management team has an average of more than 20 years of experience in the healthcare industry and a proven track record of executing on strategic acquisitions and achieving strong operating results. Our management team collectively owns a substantial percentage of our equity, providing strong alignment with the long-term interests of stockholders.

Our Growth Strategy
Our mission is to help communities achieve health for life. We expect to change the way healthcare is delivered in our communities through our corporate and regional business strategies. The key elements of our strategy to achieve our mission and generate sustainable growth are outlined below:
•	Pursue growth opportunities in established markets. We continuously work to identify services that are in demand in the communities we serve that we do not provide or provide only on a limited basis. When such opportunities are identified, we employ a number of strategies to respond, including facility development, outpatient strategies and physician recruiting. For example, during fiscal year 2011 we upgraded cancer services in Chicago; began construction of a new cancer center in Massachusetts; upgraded orthopedics and vascular services in San Antonio and opened a state of the art replacement hospital in San Antonio. Where appropriate, we will also make selective acquisitions. For example, we acquired Arizona Heart Hospital and Arizona Heart Institute in October 2010 as part of a strategy to build a top tier regional service line in cardiology.
•	Capitalize on recent acquisitions. We have completed or announced several acquisitions recently that enhance our capabilities in existing markets or position us well in new markets. For example, through our acquisition of West Suburban Medical Center and Westlake Hospital from Resurrection Health Care, we have substantially expanded our presence in the greater Chicago market. Additionally, we acquired The Detroit Medical Center during fiscal year 2011, which we believe provides us a unique growth opportunity in a new market, where we can leverage the established market presence of The Detroit Medical Center system and our expertise and strong financial position to expand services and pursue other initiatives that we believe will result in attractive growth. Additionally, the acquisition adds our first children’s hospital, first women’s hospital and first freestanding rehabilitation hospital and we believe the experience we will obtain in managing these specialty hospitals will enable us to introduce such services across the company.
•	Continue to strengthen our market presence and leading reputation. We intend to position ourselves to thrive in a changing healthcare environment by continuing to build and operate high-performance, patient-centered care networks, fully engaging in health and wellness, and enhancing our strong reputation in our markets. We expect each of our facilities to create a highly reliable environment of care, and we have focused particularly on our company-wide patient safety model, our comprehensive patient satisfaction program, opening lines of communication between our nurses and physicians and implementing clinical quality best practices across our hospitals to provide the most timely, coordinated and compassionate care to our patients. In addition, we intend to lead efforts to measure and directly improve the health of our communities. We believe these efforts, together with our local presence and trust, national scale and access to capital, will enable us to advance our reputation and generate sustainable growth.
•	Drive physician collaboration and alignment. We believe that in order to help our communities achieve health for life, we must work collaboratively with physicians to provide clinically superior healthcare services. The first step in this process is to ensure that physician resources are available to provide the necessary services to our patients. Since the beginning of fiscal year 2009, we have recruited a significant number of physicians through both relocation and employment agreements, including the addition of over 180 employed physicians through our acquisitions of The Detroit Medical Center and the Arizona Heart Institute. In addition, we have implemented multiple initiatives including physician leadership councils, training programs and information technology upgrades to ease the flow of on-site and off-site communication between physicians, nurses and patients in order to effectively align the interests of all patient caregivers. In addition, we are aligning with our physicians to participate in various forms of risk contracting, including pay for performance programs, bundled payments and, eventually, global risk.

•	Leverage our health plan capabilities. We operate strategically-important health plans in Arizona and Illinois that we believe provide us with differentiated capabilities in these markets and enable us to develop experience and competencies that we expect to become increasingly important as the healthcare system evolves. Specifically, PHP, our Arizona-based Medicaid managed health plan, provides us with insights into state initiatives to manage this population ahead of the anticipated expansion of health coverage to currently uninsured patients pursuant to the Patient Protection and Affordable Care Act (the “Health Reform Law”). Additionally, through MHP, our Chicago-based preferred provider network, we manage capitated contracts covering outpatient and physician services. We believe our ownership of MHP allows us to gain experience with risk-bearing contracts and delivery of care in low-cost settings, including our network of health centers.
•	Pursue selective acquisitions. We believe that our foundation built on patient-centered healthcare and clinical quality and efficiency in our existing markets will give us a competitive advantage in expanding our services in these and other markets through acquisitions or partnering opportunities. We continue to monitor opportunities to acquire hospitals or systems that strategically fit our vision and long-term strategies.
Our Industry
Overview
The U.S. healthcare industry is large and growing. According to the Centers for Medicare & Medicaid Services (“CMS”), total annual U.S. healthcare expenditures grew 4.0% in 2009 to $2.5 trillion, representing 17.6% of the U.S. gross domestic product. The 4.0% growth rate for 2009 was down from a rate of 4.7% in 2008. CMS projects total U.S. healthcare spending to grow by an average annual growth rate of 6.1% from 2009 through 2019. By these estimates, U.S. healthcare expenditures will account for approximately $4.5 trillion, or 19.3% of the total U.S. gross domestic product, by 2019.
Hospital care expenditures represent the largest segment of the healthcare industry. According to CMS, in 2009 hospital care expenditures grew by 5.1% and totaled $759.1 billion. CMS estimates that hospital care expenditures will increase to approximately $1.3 trillion by 2018.
Acute care hospitals in the United States are either public (government owned and operated), not-for-profit private (religious or secular), or investor-owned. According to the American Hospital Association, in 2009 there were approximately 5,000 hospitals in the United States that were not-for-profit owned (58%), investor-owned (20%), or state or local government owned (22%). These facilities generally offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals often offer other ancillary services including psychiatric, diagnostic, rehabilitation, home health and outpatient surgery services.
We believe efficient and well-capitalized operators of integrated healthcare delivery networks are favorably positioned to benefit from current industry trends, including:
•	Growing need for healthcare services. The U.S. Census Bureau estimates that the number of individuals age 65 and older has grown 1.3% compounded annually over the past 20 years and is expected to grow 3.0% compounded annually over the next 20 years, approximately three times faster than the overall population. We believe the anticipated increase in the number of individuals age 65 and older, together with the expansion of health coverage, increased prevalence of chronic conditions such as diabetes and advances in technology, will drive demand for our specialized medical services and generally favor providers that possess integrated networks and a wide array of services and capabilities.
•	Growing premium on high-performance, patient-centered care networks. The U.S. healthcare system continues to evolve in a manner that places an increasing emphasis on high-performance, patient-centered care supported by robust information technology and effective care coordination. For example, there are a number of initiatives that we expect to continue to gain importance, including introduction of value-based payment methodologies tied to performance, quality and coordination of care, implementation of integrated electronic health records and information and an increasing ability for patients and consumers to make choices about all aspects of healthcare. We believe our focus on developing clinically integrated, comprehensive healthcare delivery networks, commitment to patient-centered care, our experience with risk-based contracting and our experienced management team position us well to respond to these emerging trends and to manage the changing healthcare regulatory and reimbursement environment.

•	Impact of health reform. The Health Reform Law is expected to have a substantial impact on the healthcare industry. Among other things, the Health Reform Law expands health insurance coverage to approximately 32 to 34 million additional individuals, significantly reduces the growth of Medicare program payments, materially decreases Medicare and Medicaid disproportionate share hospital (“DSH”) payments and establishes programs where reimbursement is tied in part to quality and integration. We believe the expansion of insurance coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured. Conversely, the reductions in the growth in Medicare payments and the decreases in DSH payments will adversely affect our government reimbursement. Significant uncertainty regarding the ultimate implementation of the Health Reform Law remains and therefore we are unable to predict its net impact on us. However, due to attributes such as our high-quality, patient-centered care model, well-developed integrated care networks and our alignment with physicians, we believe that we are well positioned to respond effectively to the opportunities and challenges presented by this important legislation.
Acute Care Hospital Consolidation
During the late 1980s and early 1990s, there was significant industry consolidation involving large, investor-owned hospital companies seeking to achieve economies of scale and we believe this trend will continue. However, the industry is still dominated by not-for-profit hospitals. According to the American Hospital Association, the number of hospitals has declined from approximately 5,400 hospitals in the United States in 1990 to approximately 5,000 hospitals in 2009, of which approximately 80% are owned by not-for-profit and government entities, and we believe this trend will continue. While consolidation in the hospital industry is expected to continue, we believe this consolidation will now primarily involve not-for-profit hospital systems, particularly those that are facing significant operating challenges. Among the challenges facing many not-for-profit hospitals are:
•	limited access to the capital necessary to expand and upgrade their hospital facilities and range of services;
•	poor financial performance resulting, in part, from the challenges associated with changes in reimbursement;
•	the need and ability to recruit primary care physicians and specialists; and
•	the need to achieve general economies of scale to reduce operating and purchasing costs.
As a result of these challenges, we believe many not-for-profit hospitals will increasingly look to be acquired by, or enter into strategic alliances with, investor-owned hospital companies that can provide them with access to capital, operational expertise and larger hospital networks.
Our Recent Acquisitions
The Detroit Medical Center
Effective January 1, 2011, we purchased substantially all of the assets of The Detroit Medical Center, a Michigan non-profit corporation, and certain of its affiliates (collectively, “DMC”), which assets consist primarily of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. These eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. We paid cash of $368.1 million to acquire the DMC assets using cash on hand ($4.8 million of such amount represented acquisition related expenses).
We acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC, which liability we anticipate that we will fund over 15 years after closing based upon current actuarial assumptions and estimates (such assumptions and estimates are subject to periodic adjustment). We also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of representatives and us.

The Resurrection Facilities
On August 1, 2010, we completed the purchase of Westlake Hospital and West Suburban Medical Center (the “Resurrection Facilities”) in the western suburbs of Chicago, Illinois, from Resurrection Health Care for a purchase price of approximately $45.3 million, which was funded with cash on hand. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 233-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than seven miles from our MacNeal Hospital and will enable us to achieve a market presence in the western suburban area of Chicago. As part of this purchase, we acquired substantially all of the assets (other than cash on hand and certain other current assets) and assumed certain liabilities of these hospitals. We expect the addition of these hospitals will allow us to provide services in those communities in a more efficient manner.
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
The Markets We Serve
Our hospitals are located in regions with some of the fastest growing populations in the United States.
San Antonio, Texas
In the San Antonio market, as of June 30, 2011, we owned and operated five hospitals with a total of 1,674 licensed beds and related outpatient service locations complementary to the hospitals. In this market, we are one of the two leading hospital providers. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve the residents of Bexar County, which encompasses most of the metropolitan San Antonio area.
During fiscal 2010, we entered into an agreement for the construction of a replacement facility for our Southeast Baptist Hospital in San Antonio. We have incurred a total of $92.7 million, including costs to equip, to complete the project. Mission Trail Baptist Hospital opened in June 2011. We expect that this state of the art replacement facility will enable us to recruit more quality physicians and provide a greater variety of services than our previous facility in this community. We are in the process of developing a healthcare campus including an acute care hospital in New Braunfels, Texas which is north of San Antonio.
We continue to recognize opportunities to improve efficiencies in these hospitals including emergency room throughput, operating room upgrades and further electronic intensive care monitoring development. We have also expanded our cardiology, vascular and trauma services in certain of these hospitals either through additional investment in capital and physician resources or strategic partnerships.
During the years ended June 30, 2009, 2010 and 2011, we generated approximately 29.6%, 26.8% and 20.7%, respectively, of our total revenues in this market. We have invested approximately $636.0 million of capital in this market since we purchased these hospitals through June 30, 2011.
Metropolitan Phoenix, Arizona
In the Phoenix market, as of June 30, 2011, we owned and operated six hospitals with a total of 1,032 licensed beds and related outpatient service locations complementary to the hospitals, a prepaid Medicaid managed health plan, PHP, and a managed Medicare and dual-eligible health plan, AAHP. Phoenix is the fifth largest city in the U.S. and has been one of the fastest growing major metropolitan areas during the past ten years. Our facilities primarily serve the residents of Maricopa County, which encompasses most of the metropolitan Phoenix area. In this large market, we are one of the leading hospital providers.

During the years ended June 30, 2009, 2010 and 2011, exclusive of PHP and AAHP, we generated approximately 17.9%, 17.5% and 13.2%, respectively, of our total revenues in this market. We have invested approximately $488.0 million of capital in this market since we purchased or constructed these hospitals through June 30, 2011. Three of our hospitals in this market were formerly not-for-profit hospitals. We believe that payers will choose to contract with us in order to give their enrollees a comprehensive choice of providers in the western and northern Phoenix areas. The state’s Medicaid program remains a comprehensive provider of healthcare coverage to low income individuals and families. We believe our network strategy will enable us to continue to effectively negotiate with managed care payers and to build upon our network’s comprehensive range of integrated services.
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
Metropolitan Chicago, Illinois
In the Chicago metropolitan area, as of June 30, 2011, we owned and operated four hospitals with 1,121 licensed beds, and related outpatient service locations complementary to the hospitals. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the years ended June 30, 2009, 2010 and 2011, we generated approximately 14.6%, 14.1% and 15.5%, respectively, of our total revenues in this market.
We chose MacNeal Hospital and Weiss Hospital, both former not-for-profit facilities, as our first two entries into the largely not-for-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. MacNeal Hospital offers tertiary services such as open heart surgery that patients would otherwise have to travel outside the local community to receive. Both hospitals partner with various medical schools, the most significant being the University of Chicago Medical School and the University of Illinois Medical School, to provide medical training through residency programs in multiple specialties. In addition, MacNeal Hospital runs a successful free-standing program in family practice, one of the oldest such programs in the State of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. Our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers. We intend to further develop and strengthen our cardiovascular, orthopedics and oncology services at these hospitals. We expect to realize efficiencies by combining MacNeal Hospital into a health network with our newly acquired Westlake Hospital and West Suburban Medical Center. This network strategy will enable us to coordinate service levels among the hospitals to meet the needs of this community and to provide those services in a more efficient setting.
We acquired West Suburban Medical Center and Westlake Hospital on August 1, 2010. These hospitals are located less than 10 miles northwest and northeast of our existing MacNeal Hospital. We expect that our acquisition of these hospitals will enable us to gain market efficiencies in these suburban Chicago communities by centralizing certain service offerings, centralizing administrative functions and reclaiming a percentage of the current outmigration of healthcare services to other Chicago providers.
Metropolitan Detroit, Michigan
In the Detroit metropolitan area, as of June 30, 2011, we owned and operated eight hospitals with 1,734 licensed beds, and related outpatient service locations complementary to the hospitals. We acquired these formerly non-profit hospitals as of January 1, 2011 and they will continue to operate as The Detroit Medical Center or DMC system under our ownership. These facilities consist of six city-center hospitals in urban Detroit plus two additional hospitals in Oakland County (northwest of Detroit). We are one of the Detroit metropolitan area’s leading healthcare providers and the largest healthcare provider in this area in terms of inpatient beds.

Our acquisition of these hospitals on January 1, 2011 created a number of “firsts” for Vanguard, including our first academic medical center (our Detroit facilities are affiliated with Wayne State University), a children’s hospital, a Level 1 Trauma Center, and nationally ranked hospitals both in U.S. News’ “America’s Best Hospitals” publication for 2009-2010 (three hospitals), the Leapfrog Group’s “America’s Safest Hospitals” listing (three hospitals) and three Magnet certified hospitals. Hospitals which are significant to the operations include DMC Children’s Hospital of Michigan, which is the largest children’s hospital in Michigan and is southeast Michigan’s only pediatric Level 1 Trauma Center. Another of these facilities, DMC Detroit Receiving Hospital, is Michigan’s first Level 1 Trauma Center and central Detroit’s primary trauma hospital. The residency program at this hospital trains a large portion of all of Michigan’s emergency physicians. Also, DMC Harper University Hospital and DMC Hutzel Women’s Hospital are highly regarded specialty referral hospitals for high acuity, with DMC Hutzel Women’s Hospital being Michigan’s only women’s hospital. The DMC system currently employs approximately 160 physicians.
As part of this acquisition, we have committed $850.0 million of capital improvements to this system over the next five years. $500.0 million of that commitment will go to major projects, including a new five story Pediatric Specialty Center, a 175,000 square foot DMC Children’s Hospital Tower addition, a new four story Cardiovascular Institute, an expansion of the emergency room at DMC Sinai-Grace Hospital and other expansion and transformation projects. The remaining $350.0 million will be for routine capital, including new replacement angiography suites and catheterization laboratories, anesthesia machines, ventilators, ultrasound equipment, patient monitoring equipment and other pieces of equipment and improvements necessary to maintain the existing quality care at DMC. We have an opportunity to increase revenues and grow our business at DMC by recapturing patient business within DMC’s service area that is currently going to hospitals outside the primary service area, much of which relates to individuals with Medicare or managed care coverage. We believe our capital expenditure initiatives will facilitate this outmigration recapture.
The DMC hospitals have been able to remain viable and provide quality care in spite of their historical lack of capital needed to expand, upgrade and modernize their facilities. Although their financial results have remained strong, their access to capital has been limited. With the proposed capital improvements and additional capital expenditures, these hospitals will be able to compete with hospitals in their service area that have historically had better access to capital. These improvements will help expand service lines and, we believe, will increase volumes as physicians and patients return to these facilities once these projects and improvements are underway and completed.
Massachusetts
In Massachusetts, as of June 30, 2011, we owned and operated three hospitals with a total of 640 licensed beds and related healthcare services complementary to the hospitals. These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick. These hospitals were acquired by us on December 31, 2004. We believe that opportunities for growth through increased market share exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy. During fiscal 2011, we began construction on a new cancer center in Worcester. During the years ended June 30, 2009, 2010 and 2011, the Massachusetts facilities represented 18.3%, 18.2% and 12.5% of our total revenues, respectively.
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

Our Facilities
We owned and operated 26 hospitals as of June 30, 2011. The following table contains information concerning our hospitals (1):

		Licensed
Hospital	City	Beds	Date Acquired
Texas
Baptist Medical Center	San Antonio	623	January 1, 2003
Northeast Baptist Hospital	San Antonio	379	January 1, 2003
North Central Baptist Hospital	San Antonio	280	January 1, 2003
Mission Trail Baptist Hospital (2)	San Antonio	110	June 27, 2011
St. Luke’s Baptist Hospital	San Antonio	282	January 1, 2003

Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Arrowhead Hospital	Glendale	220	June 1, 2000
Phoenix Baptist Hospital	Phoenix	221	June 1, 2000
Paradise Valley Hospital	Phoenix	136	November 1, 2001
West Valley Hospital (2)	Goodyear	164	September 4, 2003
Arizona Heart Hospital (3)	Phoenix	59	October 1, 2010

Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (4)	Chicago	236	June 1, 2002
West Suburban Medical Center	Oak Park	233	August 1, 2010
Westlake Hospital	Melrose Park	225	August 1, 2010

Michigan
DMC Harper University Hospital	Detroit	567	January 1, 2011
DMC Hutzel Women’s Hospital (5)	Detroit	N/A	January 1, 2011
DMC Children’s Hospital of Michigan	Detroit	228	January 1, 2011
DMC Detroit Receiving Hospital	Detroit	273	January 1, 2011
DMC Sinai—Grace Hospital	Detroit	383	January 1, 2011
DMC Huron Valley—Sinai Hospital	Commerce	153	January 1, 2011
DMC Rehabilitation Institute of Michigan (3)	Detroit	94	January 1, 2011
DMC Surgery Hospital (3)	Madison Heights	36	January 1, 2011

Massachusetts
MetroWest Medical Center — Leonard Morse Hospital	Natick	141	December 31, 2004
MetroWest Medical Center — Framingham Union Hospital	Framingham	178	December 31, 2004
Saint Vincent Hospital at Worcester Medical Center	Worcester	321	December 31, 2004

Total Licensed Beds		6,201

(1)	All of our hospitals are acute care hospitals, except as indicated below.

(2)	These hospitals were constructed, not acquired. Mission Trail Baptist Hospital was a replacement facility for Southeast Baptist Hospital.

(3)	This is a specialty hospital.

(4)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

(5)	Licensed beds for DMC Hutzel Women’s Hospital are presented on a combined basis with DMC Harper University Hospital.

In addition to the hospitals listed in the table above, as of June 30, 2011, we owned certain outpatient service locations complementary to our hospitals, two surgery centers in Orange County, California and a 50% interest in seven diagnostic imaging centers in San Antonio, Texas. Most of these outpatient facilities are in leased facilities, and the diagnostic imaging centers in San Antonio are owned and operated in joint ventures where we have minority partners. We also own and operate a limited number of medical office buildings in conjunction with our hospitals, which are primarily occupied by physicians practicing at our hospitals.
As of June 30, 2011, we leased approximately 53,200 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.
Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under our 2010 Credit Facilities (as defined below) are secured by a pledge of substantially all of our assets, including first priority mortgages on each of our hospitals. Also, our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results of operations.
Our Hospital Operations
Acute Care Services
Our hospitals typically provide the full range of services commonly available in acute care hospitals, such as internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, obstetrics, diagnostic and emergency services, as well as tertiary services such as open-heart surgery, advanced neurosurgery, level II and III neonatal intensive care and level 1 trauma at certain facilities. Our hospitals also generally provide outpatient and ancillary healthcare services such as outpatient surgery, laboratory, radiology, respiratory therapy and physical therapy. We also provide outpatient services at our imaging centers and ambulatory surgery centers. Certain of our hospitals have a limited number of psychiatric, skilled nursing and rehabilitation beds.
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
Boards of trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital chief executive officer, advise the local management teams. Members of each board of trustees are identified and recommended by our local management teams and generally serve three-year staggered terms. The boards of trustees establish policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards. We have formed Physician Leadership Councils at most of our hospitals that focus on quality of care, clinical integration and other issues important to physicians and make recommendations to the boards of trustees as necessary. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.
We also provide support to the local management teams through our corporate resources in areas such as revenue cycle, business office, legal, managed care, clinical efficiency, physician services and other administrative functions. These resources also allow for sharing best practices and standardization of policies and processes among all of our hospitals.

Attracting Patients
We believe that there are three key elements to attracting patients and retaining their loyalty. The first is the hospital’s reputation in the market, driven by a combination of factors including awareness of services, perception of quality, past delivery of care and profile in mass media. The second is direct patient experience and the willingness of past patients and their families to promote the hospital and to return to the hospital as new needs arise. The third element in attracting patients is through market intermediaries who control or recommend use of hospitals, outpatient facilities, ancillary services and specialist physicians. These intermediaries include employers, social service agencies, insurance companies, managed care providers, attorneys and referring physicians.
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
In each of our markets we are developing closer relationships with major employers and learning more about their needs and how we might best help them improve productivity and reduce healthcare costs, absenteeism and workers compensation claims. Our hospitals work closely with social agencies and especially federally qualified health centers to provide appropriate care and follow-up for medically indigent patients. Our managed care teams work closely with insurers to develop high quality, cost efficient programs to improve outcomes. We maintain active relationships with more than 200 physicians in each market to better understand how to serve them and their patients, how to provide well-coordinated care and how to best engage them in collaborative care models built around electronic medical records and collectively developed care protocols. Through these efforts we hope to position ourselves as a trusted partner to these market intermediaries.
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

	Year ended June 30,
	2007	2008	2009	2010	2011
Number of hospitals at end of period (a)	15	15	15	15	26
Number of licensed beds at end of period (a)	4,143	4,181	4,135	4,135	6,201
Discharges (a)	166,873	169,668	167,880	168,370	223,793
Adjusted discharges (a)	277,231	283,250	288,807	295,702	404,178
Net revenue per adjusted discharge (a)(b)	$7,674	$8,047	$8,503	$8,408	$9,637
Average length of stay (days) (a)	4.33	4.33	4.23	4.17	4.37
Total surgeries (a)	113,833	110,877	114,348	113,289	148,688
Emergency room visits (a)	572,946	588,246	605,729	626,237	924,848
Member lives (a)	145,600	149,600	218,700	241,200	245,100

(a)	The definitions for these operating statistics are set forth in “Item 6 — Selected Financial Data” included elsewhere in this Report.

(b)	Net revenue per adjusted discharge for the year ended June 30, 2010 would have been $8,764 absent the policy changes for uninsured discounts and Medicaid pending in our Illinois hospitals on April 1, 2009 and our Phoenix and San Antonio hospitals on July 1, 2009. Net revenue per adjusted discharge was substantially the same for the year ended June 30, 2009 absent the policy changes for uninsured discounts.
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
For the year ended June 30, 2010 and the year ended June 30, 2011, we derived approximately $745.2 million and $777.6 million, respectively, of our total revenues from PHP. PHP had approximately 206,700 members as of June 30, 2011, and derives substantially all of its revenues through a contract with AHCCCS, which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for monthly capitation payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.
As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $55.0 million. Vanguard maintains this performance guarantee on behalf of PHP in the form of surety bonds totaling $55.0 million with independent third party insurers that expire on September 30, 2011. We were also required to arrange for $5.0 million in letters of credit to collateralize our $55.0 million in surety bonds with the third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us.
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

Abrazo Advantage Health Plan
Effective January 1, 2006, AAHP became a Medicare Advantage Prescription Drug Special Needs Plan provider under a contract with CMS that renews annually. This allows AAHP to offer Medicare and Part D drug benefit coverage for Medicare members and dual-eligible members (those that are eligible for Medicare and Medicaid). PHP had historically served dual-eligible members through its AHCCCS contract. As of June 30, 2011, approximately 2,600 members were enrolled in AAHP, most of whom were previously enrolled in PHP. For the year ended June 30, 2010 and the year ended June 30, 2011, we derived approximately $34.6 million and $33.2 million, respectively, of our total revenues from AAHP. AAHP’s current contract with CMS expires on December 31, 2011.
MacNeal Health Providers
The operations of MHP are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the year ended June 30, 2010 and the year ended June 30, 2011, we derived approximately $59.9 million and $58.7 million, respectively, of our total revenues from MHP. MHP generates revenues from its contracts with health maintenance organizations from whom it took assignment of capitated member lives as well as third party administration services for other providers. As of June 30, 2011, MHP had contracts in effect covering approximately 35,800 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We try to utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of MHP are dependent upon health maintenance organizations in the metropolitan Chicago area continuing to assign capitated-member lives to health plans like MHP as opposed to entering into direct fee-for-service arrangements with healthcare providers.
Competition
The hospital industry is highly competitive. We currently face competition from established, not-for-profit healthcare systems, investor-owned hospital companies, large tertiary care hospitals, specialty hospitals and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future. Due to the shift to outpatient care and more stringent payer-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients. Many of our competitors are larger than us and have more financial resources available than we do. Certain not-for-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis.
One of the most important factors in the competitive position of a hospital is its location, including its geographic coverage and access to patients. A location convenient to a large population of potential patients or a wide geographic coverage area through hospital networks can make a hospital significantly more competitive. Another important factor is the scope and quality of services a hospital offers, whether at a single facility or a network of facilities, compared to the services offered by its competitors. A hospital or network of hospitals that offers a broad range of services and has a strong local market presence is more likely to obtain favorable managed care contracts. However, pursuant to the Health Reform Law, hospitals will be required to publish annually a list of their standard changes for items and services. We intend to evaluate changing circumstances in the geographic areas in which we operate on an ongoing basis to ensure that we offer the services and have the access to patients necessary to compete in these managed care markets and, as appropriate, to form our own, or join with others to form, local hospital networks.
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

Another major factor in the competitive position of a hospital is the ability of its management to obtain contracts with managed care plans and other group payers. The importance of obtaining managed care contracts has increased in recent years due primarily to consolidations of health plans. Our markets have experienced significant managed care penetration. The revenues and operating results of our hospitals are significantly affected by our hospitals’ ability to negotiate favorable contracts with managed care plans. Health maintenance organizations and preferred provider organizations use managed care contracts to encourage patients to use certain hospitals in exchange for discounts from the hospitals’ established charges. Other healthcare providers may impact our ability to enter into managed care contracts or negotiate increases in our reimbursement and other favorable terms and conditions. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. The trend toward consolidation among non-government payers tends to increase their bargaining power over fee structures. In addition, as various provisions of the Health Reform Law are implemented, including the establishment of Exchanges and limitations on rescissions of coverage and pre-existing condition exclusions, non-government payers may increasingly demand reduced fees or be unwilling to negotiate reimbursement increases. Traditional health insurers and large employers also are interested in containing costs through similar contracts with hospitals.
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
Employees and Medical Staff
As of June 30, 2011, we had approximately 38,600 employees, including approximately 6,000 part-time employees. Approximately 4,000 of our full-time employees, substantially all of which are employed at our Detroit and Massachusetts hospitals, are unionized. Our acquisition of DMC on January 1, 2011 resulted in our employment of approximately 15,000 additional individuals, approximately 2,400 of which are unionized. Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.
While the national nursing shortage has abated somewhat as a result of the weakened U.S. economy, certain pockets of the markets we serve continue to have limited available nursing resources. Nursing shortages often result in our using more contract labor resources to meet increased demand especially during the peak winter months. We expect our nurse leadership and recruiting initiatives to mitigate the impact of the nursing shortage. These initiatives include more involvement with nursing schools, participation in more job fairs, recruiting nurses from abroad, implementing preceptor programs, providing flexible work hours, improving performance leadership training, creating awareness of our quality of care and patient safety initiatives and providing competitive pay and benefits. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. We continue to implement best practices to reduce turnover and to stabilize our nursing workforce over time.
During fiscal year 2010, we achieved the 72nd percentile for employee engagement within the Gallup Organization Healthcare Employee Engagement Database. This result reflects continued improvement since we began monitoring employee engagement during fiscal year 2008, our baseline year. Our fiscal year 2011 same hospital Gallup score was 67th percentile for employee engagement. We believe our efforts to improve employee engagement will have a positive impact on nursing turnover thereby reducing operating costs and ultimately leading to higher patient satisfaction with the services we provide.
One of our primary nurse recruiting strategies for our San Antonio hospitals is our continued investment in the Baptist Health System School of Health Professions (“SHP”), our nursing school in San Antonio. SHP offers seven different healthcare educational programs with its greatest enrollment in the professional nursing program. SHP enrolled approximately 520 students for its Fall 2011 semester. The majority of SHP graduates have historically chosen permanent employment with our hospitals. We have changed SHP’s nursing program from a diploma program to a degree program and may improve other SHP programs in future periods. We completed the necessary steps during fiscal 2009 to make SHP students eligible for participation in the Pell Grant and other federal grant and loan programs. Approximately 68% of SHP students receive some form of federal financial aid. These enhancements are factors in the increased SHP enrollment and have made SHP more attractive to potential students.

Our hospitals grant staff privileges to licensed physicians who may serve on the medical staffs of multiple hospitals, including hospitals not owned by us. A physician who is not an employee can terminate his or her affiliation with our hospital at any time subject to contractual requirements. Although we employ a growing number of physicians, a physician does not have to be our employee to be a member of the medical staff of one of our hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and board of trustees in accordance with established credentialing criteria. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Although we were generally successful in our physician recruiting efforts during fiscal 2011, we face continued challenges in some of our markets to recruit certain types of physician specialists who are in high demand. We expect that our previously described physician recruiting and alignment initiatives will make our hospitals more desirable environments in which more physicians will choose to practice.
Compliance Program
Since 1997 we have voluntarily maintained a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. The board of directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Senior Vice President — Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as our Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. Other features of our compliance program include Regional Compliance Officers who report to our Chief Compliance Officer in all five of our operating regions, initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to examine all of our payments to physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes for reimbursement from the Medicare program.
Our compliance program also oversees the implementation and monitoring of the standards set forth by the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we established a second toll-free hotline dedicated to HIPAA and other privacy matters. Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our healthcare facilities and corporate compliance oversight.
The Health Reform Law now requires providers to implement core elements of compliance program criteria to be established by HHS, on a timeline to be established by HHS, as a condition of enrollment in the Medicare or Medicaid programs, and, depending on the core elements for compliance programs established by HHS, we may have to modify our compliance programs to comply with these new criteria.
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

Since the beginning of fiscal year 2008, we have significantly invested in clinical information technology. We believe that the importance of and reliance upon clinical information technology will continue to increase in the future. Accordingly, we expect to make additional significant investments in clinical information technology during fiscal year 2012 as part of our business strategy to increase the efficiency and quality of patient care.
The information systems associated with the acquisition of DMC have been recognized by HIMSS Analytics as having obtained Stage 6 of electronic medical record adoption. Only approximately 3% of the hospitals in the United States have reached Stage 6 on the HIMSS Analytics US EMR Adoption Model. During the quarter ended June 30, 2011, we recognized $11.9 million of revenues related to estimated combined Medicaid and Medicare electronic health record initiative payments earned by meaningful use qualification at our DMC facilities.
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
The malpractice insurance environment remains volatile. Some states in which we operate, including Texas, Illinois and Michigan, have passed in recent years tort reform legislation to place limits on non-economic damages. However, in November 2007 a judge in the Illinois Cook County Circuit Court declared that these Illinois malpractice limits were unconstitutional under state law and an appeal to the Illinois Supreme Court was unsuccessful. Additionally, in Texas an action has been brought to declare its tort reform legislation unconstitutional under federal law. Thus, while we have taken multiple steps at our facilities to reduce our professional liability exposures, absent significant legislation (not later declared unconstitutional) to curb the size of malpractice judgments in the states in which we operate, our insurance costs may increase in the future.
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
We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients.

The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,
	2009	2010	2011
Medicare	25.3%	25.5%	25.7%
Medicaid	7.9%	7.4%	12.0%
Managed Medicare	14.1%	14.8%	11.8%
Managed Medicaid	8.8%	9.5%	9.4%
Managed care	34.7%	34.9%	31.8%
Self pay	8.3%	6.8%	8.4%
Other	0.9%	1.1%	0.9%

Total	100.0%	100.0%	100.0%

The Medicare program, the nation’s largest health insurance program, is administered by CMS. Medicare provides certain hospital and medical insurance benefits to persons age 65 and over, some disabled persons and persons with end-stage renal disease without regard to beneficiary income or assets. Medicaid is a federal-state program, administered by the states, which provides hospital and medical benefits to qualifying individuals who are unable to afford healthcare. All of our general, acute care hospitals are certified as healthcare services providers for persons covered under the Medicare and the various state Medicaid programs. Amounts received under these programs are generally significantly less than established hospital gross charges for the services provided.
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
Full annual market basket rate increases are only available for those providers who submit their patient care quality indicators data to the Secretary of the Department of Health and Human Services (“HHS”). CMS has expanded through a series of rules the number of quality measures that must be reported to receive the full market basket update. CMS required hospitals to submit 46 quality measures in order to qualify for the full market basket update for federal fiscal year 2011, and the number of measures has increased to 55 for federal fiscal year 2012. Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update.
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
Under the Social Security Act, CMS must project aggregate annual outlier payments to all prospective payment system hospitals to be not less than 5% or more than 6% of total MS-DRG payments. CMS adjusts the fixed threshold on an annual basis to bring the outlier percentage within the 5% to 6% parameters. CMS lowered the outlier threshold in federal fiscal year 2011 to $23,075 (from $23,140 in federal fiscal year 2010) to maintain projected outlier payments at 5.1% for the year. CMS again lowered the outlier threshold for federal fiscal year 2012 to $22,385 again to maintain projected outlier payments at 5.1% for the year. Changes to the outlier fixed threshold amount can impact a hospital’s number of cases that qualify for the additional payment and the amount of reimbursement the hospital receives for those cases that qualify. The most recently filed cost reports for our hospitals as of June 30, 2009, 2010 and 2011 reflected outlier payments of $4.2 million, $4.9 million and $4.3 million, respectively. Thus, we do not anticipate that the decreases to the outlier threshold both for federal fiscal years 2011 or 2012 will have a material impact on our results of operations or cash flows.
Disproportionate Share Hospital Payments. Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of disproportionate share hospital (“DSH”) payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. Under the Health Reform Law, beginning in federal fiscal year 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Each DSH hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care provided in 2012. It is difficult to predict the full impact of the Medicare DSH reductions. The Congressional Budget Office (“CBO”) estimates $22 billion in reductions to Medicare DSH payments between 2010 and 2019, while for the same time period, CMS estimates reimbursement reductions totaling $50 billion. During the year ended June 30, 2010, we recognized $58.8 million of Medicare DSH revenues. Our latest annualized estimate (including the annualized impact of our fiscal year 2011 acquisitions) is approximately $129.2 million.
Direct Graduate and Indirect Medical Education. The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, including intern and resident full-time equivalent (“FTE”) limits established in 1996, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. The Health Reform Law includes provisions that redistribute GME payments by identifying hospitals that are currently training fewer residents than their FTE limit would permit and reallocating those FTEs to other hospitals. Due to this redistribution, we will lose slots at the following three hospitals: Weiss Hospital (2.6 FTEs), West Suburban Medical Center (3.9 FTEs), and Saint Vincent Hospital (4.1 FTEs). CMS reduced the slots effective July 1, 2011. The FTE reductions will prevent these hospitals from realizing additional Medicare payments for graduate medical education costs if the hospitals train residents above their new FTE limits. The Health Reform Law includes provisions that increase flexibility in GME funding rules to incentivize outpatient training. During our fiscal year 2011, thirteen of our hospitals were affiliated with academic institutions and received GME or IME payments. Our most recent cost reports for the current year indicated estimated reimbursement (including the annualized impact of our 2011 acquisitions) from GME and IME for combined Medicare and Medicaid programs is approximately $174.2 million. We currently train more than 1,300 residents on a combined basis in these thirteen hospitals.

Hospital acquired conditions and serious medical errors. CMS has set forth a goal to transform Medicare from a passive payer to a value-based payer. As a result, for discharges occurring after October 1, 2008, Medicare no longer assigns an inpatient hospital discharge to a higher paying MS-DRG if a selected hospital acquired condition (“HAC”) was not present on admission. There are currently 12 categories of conditions on the list of HACs. CMS had proposed to add one new HAC category for federal fiscal year 2012 — Acute Renal Failure after Contrast Administration (also known as contrast-induced acute kidney injury, or CI-AKI). Based on comments received to this proposal, CMS deferred adoption of this condition as a HAC until coding revisions can be made that better distinguish CI-AKI from other conditions that are captured using the same code. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. Effective October 1, 2008, Medicare no longer pays hospitals for the additional costs of care resulting from eight medical events such as patient falls, objects left inside patients during surgery, pressure ulcers, and certain types of infections. Effective January 1, 2011, hospitals are also required to report HAC infection rates to Medicare as part of overall quality reporting requirements. Hospitals that fail to do so will see a two percentage point reduction in Medicare reimbursement. Certain states have established policies or proposed legislation to prohibit hospitals from charging or receiving payments from their Medicaid programs for highly preventable adverse medical events (often called “never events”), which were developed by the National Quality Forum. Never events include wrong-site surgery, serious medication errors, discharging a baby to the wrong mother, etc.
Medicare Outpatient Services Reimbursement
CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a prospective payment system (“PPS”) basis. CMS utilizes existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers and independent diagnostic testing facilities also receive reimbursement from Medicare on a fee schedule basis.
Those hospital outpatient services subject to prospective payment reimbursement are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending upon the services provided, a hospital may be paid for more than one APC for a patient visit. CMS periodically updates the APCs and annually adjusts the rates paid for each APC. CMS requires hospitals to submit quality data relating to outpatient care in order to receive the full market basket index increase. CMS required submission of 11 quality measures in calendar 2009 and 2010, and is requiring 15 quality measures in calendar 2011, or else the market basket index increase for the subsequent calendar would be reduced by two percentage points.
Rehabilitation Units
CMS reimburses inpatient rehabilitation designated units pursuant to a PPS. Under this PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. As of June 30, 2011, we operated one rehabilitation hospital and six inpatient rehabilitation units within our acute care hospitals.
Psychiatric Units
Medicare utilizes a PPS to pay inpatient psychiatric hospitals and units. This system is a per diem PPS with adjustments to account for certain patient and facility characteristics. Additionally, this system includes a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department which all of our units qualified for. As of June 30, 2011, we operated nine psychiatric units within our acute care hospitals subject to this reimbursement methodology.

Federal Fiscal Year 2012 Payment Updates
On August 1, 2011, CMS issued a final rule related to the federal fiscal year 2012 hospital inpatient PPS. In this rule, CMS somewhat unexpectedly increased the MS-DRG rate for federal fiscal year 2012 by 1.1% rather than implementing the proposed decrease of 0.55%. This net increase reflects the full market basket of 3.0% reduced by the 1.0% productivity and base adjustments set forth under the Health Reform Law. However, CMS also applied a documentation and coding adjustment of negative 2.0% in federal fiscal year 2012 to account for increases in aggregate payments during implementation of the MS-DRG system and a 1.1% increase to adjust for wage index litigation. CMS estimates that this increase will result in $1.4 billion in additional payments made under the inpatient hospital prospective payment system in federal fiscal year 2012 than in federal fiscal year 2011. An additional 1.9% documentation and coding adjustment will be necessary in the future, but CMS has not proposed a timeline to implement the remaining reduction although it is possible that it could be applied to the federal fiscal 2013 update.
We have submitted to date the required patient care quality indicators for our hospitals to receive the full market basket index increases for both the inpatient and outpatient prospective payment systems for federal fiscal year 2011. We intend to submit the necessary information to realize the full remaining federal fiscal year 2011 and federal fiscal year 2012 inpatient and outpatient increases as well. However, as additional patient quality indicator reporting requirements are added, system limitations or other difficulties could result in CMS deeming our submissions not timely or not complete to qualify for the full market basket index increases.
Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. The more widespread development of specialty hospitals in recent years has caused CMS to focus on payment levels for these specialty services. Changes in the payments for specialty services could adversely impact our revenues.
Impact of Health Reform Law on Medicare Reimbursement
Inpatient Reimbursement. The Health Reform Law provides for annual decreases to the market basket, including a 0.25% reduction in 2010 for discharges occurring on or after April 1, 2010. The Health Reform Law also provides for the following reductions to the market basket update for each of the following federal fiscal years: 0.25% in 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. CMS has proposed a federal fiscal year 2012 market basket reduction resulting from this productivity adjustment and base adjustment of 1.0%. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient PPS by $112.6 billion from 2010 to 2019. A decrease in payments rates or an increase in rates that is below the increase in our costs may adversely affect our results of operations.
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

Outpatient Reimbursement. In the Calendar Year 2011 Outpatient Prospective Payment System Final Rule, published in the November 24, 2010 Federal Register, CMS confirmed that the market basket update for 2011 outpatient hospital payments would be the full market basket of 2.35%, which takes into account the 0.25% reduction to the market basket required by the Health Reform Law. On July 1, 2011, CMS released its proposed federal fiscal year 2012 payment update factors. The proposed hospital outpatient payment factor is an increase of 1.5% comprised of a hospital market basket update of 2.8% less a productivity factor of 1.2% and a 0.1% reduction both as set forth by the Health Reform Law. The Health Reform Law also provides for reductions to the market basket update for each of the following calendar years: 0.1% in 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. CMS requires hospitals to submit quality data relating to outpatient care in order to receive the full market basket index increase. CMS required submission of 11 quality measures in calendar 2009 and 2010, and requires 15 quality measures in calendar 2011. Failure to submit the required data results in the market basket index increase for the subsequent calendar being reduced by 2 percentage points. For calendar year 2012 and each subsequent calendar year, the Health Reform Law provides for an annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the outpatient PPS by $26.3 billion from 2010 to 2019.
Rehabilitation Unit Reimbursement. The market basket increase for hospital rehabilitation units for federal fiscal year 2011 was 2.5% (this compares to 2.5% for fiscal year 2010). However, the Health Reform Law required a 0.25% reduction to the market basket for fiscal year 2011 and CMS decreased estimated outlier payments resulting in an overall update of approximately 2.16%. The standard federal rate for federal fiscal year 2011 is $13,860. In July 2011, CMS issued the final rule related to hospital rehabilitation units for federal fiscal year 2012. CMS established a payment update factor of 1.8%, reflecting a market basket increase of 2.9%, less 1.1% for adjustments due to productivity factor and base adjustments both as set forth by the Health Reform Law. In addition to the payment update, CMS proposes to increase overall payments to rehabilitation hospitals and units by an additional 0.4% over federal fiscal year 2011 due to an adjustment to the outlier threshold. The Health Reform Law also provides for the following reductions to the market basket update for each of the following future federal fiscal years: 0.1% in 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For federal fiscal year 2012 and each subsequent federal fiscal year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the inpatient rehabilitation units prospective payment system by $5.7 billion from 2010 to 2019. Beginning in federal fiscal year 2014, inpatient rehabilitation units will be required to report quality measures to HHS or will receive a two percentage point reduction to the market basket update. Effective January 1, 2010, rehabilitation units had to comply with new rules regarding preadmission screening, post-admission treatment planning and on-going coordination of care.
Psychiatric Unit Reimbursement. The annual market basket update for inpatient psychiatric units for rate year 2010 was 2.1%, and the annual market basket update for rate year 2011 was 2.4%. However, the Health Reform Law includes a 0.25% reduction to the market basket for rate year 2010 and again in 2011. The Health Reform Law also provides for the following reductions to the market basket update for each of the following rate years: 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. In addition, the Health Reform Law requires that CMS develop a quality reporting program for psychiatric hospitals and units for implementation in July 2013. For rate year 2012 and each subsequent rate year, the Health Reform Law provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the BLS 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. However, CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the prospective payment system for inpatient psychiatric hospitals and units by $4.3 billion from 2010 to 2019. On April 28, 2011, CMS published the final rule for inpatient psychiatric units for rate year 2012, beginning July 1, 2011. Rate year 2012 will span 15 months due to the transition from a rate year to federal fiscal year payment cycle beginning October 1, 2012. The annual market basket update for rate year 2012 is 3.2%. This increase will be reduced by the 0.25% adjustment mandated by the Health Reform Law. After application of the market basket update and wage index budget neutrality factor of .9995, the federal per diem base rate for rate year 2012 is $685.21, compared to $665.71 for rate year 2011.

Impact of Budget Control Act of 2011 on Medicare Reimbursement
On August 2, 2011, President Obama signed into law the Budget Control Act of 2011 (the “Budget Control Act”) which increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in federal fiscal year 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) is charged with identifying an additional $1.2 to $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers.
The Budget Control Act requires the Committee to issue its legislative proposals by November 23, 2011, and Congress must vote on the package by December 23, 2011. If legislation is not adopted to achieve deficit reduction targets, an enforcement mechanism would trigger a total of $1.2 trillion in automatic, across-the-board spending reductions in January 2013, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions. While provider payments under the Medicare program would be subject to reduction under this enforcement mechanism, those reductions would be capped at 2%.
While not specifically required, commentators expect the Committee to consider a variety of Medicare program savings in light of widespread concerns among policymakers about the long-term financial sustainability of the Medicare program. Many of the proposed Medicare changes that were brought up during the debate leading to the debt ceiling agreement are likely to be brought up again before this Committee. These Medicare program savings are in no way limited to the 2% cap in reductions that applies only if targeted deficit reduction legislation is not adopted by Congress on a timely basis. In addition, funding to implement various provisions of the Health Reform Law is also likely to be subject to review by the Committee.
Recent proposals to change or cut the Medicare program that might be brought up again before the Committee include the following:
•	Raising the age of eligibility from 65 to 67;
•	Cuts in supplemental Medicare funding such as IME/GME, DSH and bad debts reimbursement;
•	Combining Part A and B deductibles Into a single annual deductible;
•	Additional means testing of Medicare;
•	Eliminating first-dollar Medigap coverage;
•	Shifting coverage of persons dually eligible for Medicare and Medicaid (dual eligibles) to Medicaid; and
•	Turning Medicare into a voucher program, and limiting overall federal spending, which could cap Medicare expenditures, forcing deep cuts in the program.
Contractor Reform
CMS has a significant initiative underway that could affect the administration of the Medicare program and impact how hospitals bill and receive payment for covered Medicare services. In accordance with the Medicare Modernization Act (“MMA”), CMS has begun implementation of contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to 15 Medicare Administrative Contractors (“MACs”). Hospital management companies like us will have the option to work with the selected MAC in the jurisdiction where a given hospital is located or to use the MAC in the jurisdiction where our home office is located. For hospital management companies, either all hospitals in the system must choose to stay with the MAC chosen for their locality or all hospitals must opt to use the home office MAC. We filed a request for our single home office MAC to serve all of our hospitals, which CMS has granted. Effective in 2020 all of our hospitals will be served by Cahaba GBA. CMS has now completed the process of awarding contracts for all 15 MAC jurisdictions. Individual MAC jurisdictions are in varying phases of transition. All of these changes could impact claims processing functions and the resulting cash flows; however, we are unable to predict the impact that these changes could have, if any, to our cash flows.

Recovery Audit Contractors
The MMA established the Recovery Audit Contractor (“RAC”) three-year demonstration program to detect Medicare overpayments not identified through existing claims review mechanisms. The RAC program relies on private auditing firms to examine Medicare claims filed by healthcare providers. Fees to the RACs are paid on a contingency basis. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) and was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. No RAC audits, however, were initiated at our Arizona or Massachusetts hospitals during the demonstration project. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS ended the demonstration project in March 2008 and commenced the permanent RAC program in all states beginning in 2009 with a permanent national RAC program in all 50 states in 2010.
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
As to “complex” reviews where a review of the medical record is required, RACs make claim determinations when there is a high probability (but not certainty) that a service is not covered, or where no Medicare policy, guidance or Medicare-sanctioned coding guideline exists. It is expected that many complex reviews will be medical necessity audits that assess whether care provided was medically necessary and provided in the appropriate setting. RACs made complex reviews in calendar year 2009 related to DRG validation and coding, and added complex reviews for medical necessity cases in calendar year 2010.
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
Under a proposed Medicaid rule, published November 10, 2010 in the Federal Register, states must establish Medicaid RAC programs and were required to submit state plan amendments to CMS by December 31, 2010. However, CMS has not yet announced when states must fully implement such programs. CMS originally announced enforcement would begin April 1, 2011, but this deadline has been extended to a yet to be determined date in 2011.

Accountable Care Organizations and Pilot Projects
The Health Reform Law requires HHS to establish a Medicare Shared Savings Program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). On March 31, 2011, CMS released proposed regulations regarding the formation of ACOs. Under the proposed rule, providers eligible to form an ACO include any combination of “ACO professionals” (physicians and mid-level providers) in group practices, networks of ACO professionals, partnerships and joint ventures between hospitals and ACO professionals, hospitals employing ACO professionals and Critical Access Hospitals billing under Method II. Each ACO would be required to establish a legal entity with its own tax identification number that is duly qualified to transact business is each applicable state, which can receive and distribute any shared savings bonuses, repay shared losses for which the ACO may be responsible, collect and report data, and ensure provider compliance with program standards. An integrated provider (e.g., a hospital with employed physicians) could use its existing entity for this purpose as long as it meets CMS’ criteria; however, a new, separate legal entity would need to be established if that provider wishes to partner with any independent provider. CMS proposes to require that the governing body of the ACO include proportional representation of and control by each ACO participant, that ACO participants comprise at least 75% of the governing body and that the governing body include representation from Medicare beneficiaries.
The Health Reform Law requires that each ACO have a minimum of 5,000 assigned Medicare fee-for-service beneficiaries. CMS intends to retroactively assign beneficiaries to ACOs based on the primary care physician (“PCP”) from whom each beneficiary receives a plurality of his or her primary care. CMS would require an ACO to enter into a three-year agreement, with the first agreements beginning January 1, 2012.
ACOs would have the option to choose between two risk models. Under the first track, ACOs would be eligible to receive shared savings in all three years of the agreement, but in the final year would also be obligated to repay shared losses that exceed 2% of the annual expenditure benchmark established by CMS for each ACO, subject to a cap on losses equal to 5% of the expenditure benchmark for that year. An ACO following this “hybrid risk” track would be eligible to receive up to 52.5% of shared savings, up to a cap equal to 7.5% of the expenditure benchmark during the first two years and 10% of the expenditure benchmark in the third year. ACOs that select the second track would be at risk for shared losses in all three years but would be eligible to receive a higher percentage of shared savings than ACOs in the hybrid risk model. ACOs in the “two-sided model” would be eligible to receive up to 65% of their shared savings, up to a cap equal to 10% of the expenditure benchmark. However, these ACOs would also be liable for shared losses if expenditures exceed the benchmark by more than 2%, with such losses capped at 5% of the expenditure benchmark during the first year, 7.5% in the second year and 10% in the third year.
In order to receive shared savings, ACOs would be responsible for meeting 65 separate quality and performance measures grouped into five domains. CMS could terminate an ACO’s contract for failure to meet quality performance standards, although CMS proposes to provide a warning and one-year cure period to ACOs that fail to meet minimum quality levels in only one domain. ACOs would also be monitored and potentially subject to termination for avoidance of at-risk patients.
CMS plans to set a spending benchmark for each ACO based on spending data related to each beneficiary that could be assigned to the ACO for the three years prior to the year in which the ACO agreement begins. ACOs participating in the two-sided model would be eligible to receive shared savings from dollar one if the actual expenditures for their assigned populations are at least 2% less than the benchmark expenditures. Those ACOs participating in the hybrid risk model would be eligible to share in any savings that are 2% below the benchmark, but only if the ACO achieves a minimum savings rate that would vary between 2% and 3.9% of the benchmark threshold, depending on the size of an ACO’s assigned population. Under both tracks, CMS would withhold 25% of an ACO’s shared savings bonuses to cover potential repayment obligations.

CMS recognizes that there are additional federal laws and regulations implicated by the formation and operation of an ACO. Therefore, it has partnered with other federal agencies to issue joint guidance and proposed rules related to the formation and operation of ACOs. If an ACO involves two or more ACO participants with more than 50 percent market share for a common service in each participant’s Primary Service Area (“PSA”), the ACO would be required to obtain a letter from the United States Department of Justice (“DOJ”) or Federal Trade Commission (“FTC”) advising CMS that the ACO will not be subject to an antitrust challenge. ACOs that involve ACO participants with between 50 and 30 percent market share for a common service will be permitted to participate, but may request antitrust review in order to obtain further certainty regarding compliance with antitrust requirements. Those ACOs whose participants have less than 30 percent market share will be exempt from federal antitrust challenge, absent extraordinary circumstances. The OIG and CMS released a Notice with a comment period regarding proposed waivers of federal physician self-referral (“Stark”), anti-kickback and civil monetary penalty (gain sharing) laws and is seeking comments regarding the type of waivers that would be appropriate for ACOs.
CMS estimates that approximately 75-150 organizations will enter into ACO agreements with average start-up costs for each ACO of around $1.75 million. Total bonus payments over the initial 3-year contract period are expected to be approximately $800 million with total penalties paid to CMS of approximately $40 million.
On May 17, 2011, CMS issued a Request for Applications (“RFA”) for participants in an alternative ACO model, the “Pioneer ACO” model. The model appears to be a response to criticism by healthcare organizations and industry stakeholders of the ACO model set forth in the March 31, 2011 proposed regulations regarding ACOs and may cause some organizations that had decided not to participate as a Medicare ACO to reconsider that decision. The Pioneer ACO model will generally require compliance with ACO program rules in the previously published proposed and forthcoming final regulations, but differs from the earlier-proposed ACO model in several key areas including:
•	CMS will limit the number of Pioneer ACOs to approximately 30, selected through a competitive application process;
•	Pioneer ACOs will permit prospective or retrospective assignment of beneficiaries and will assign beneficiaries to Pioneer ACOs based on primary care services received from a broader range of providers including certain non-physician practitioners and specialists;
•	Pioneer ACOs will be required to accept “population-based” payments, fixed-amount payments that will replace a portion of fee-for-service payments, in the third performance year; and
•	Pioneer ACOs will have the option to choose among four risk sharing models, including models that allow for incurring less downside risk than the previously proposed ACO model.
Organizations that are interested in becoming Pioneer ACOs were required to submit a non-binding letter of intent to CMS by June 30, 2011 and applications for this program were due on August 19, 2011. CMS expects to select the Pioneer ACOs and have them begin operations by the third or fourth quarter of 2011. Our facilities submitted two applications to join this program in August 2011. We expect to continue to explore opportunities to develop or enhance ACOs in our markets.
Bundled Payment Pilot Programs
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
Medicaid
Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than a hospital’s cost of services. Many states have recently reduced or are currently considering legislation to reduce the level of Medicaid funding (including upper payment limits) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As a result of recent actions or proposed actions in the states in which we operate, management estimates and expects an overall Medicaid reimbursement rate decrease of 2% to 3% in 2011 and 2012. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs. Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states may consider further reductions in their Medicaid expenditures.
Disproportionate Share Payments
Certain states in which we operate provide DSH payments to hospitals that treat a disproportionately large number of low-income patients as part of their state Medicaid programs, similar to DSH payments received from Medicare. During the year ended June 30, 2010, we recognized revenues of approximately $29.1 million related to Medicaid DSH reimbursement payments. Our latest annualized estimate (including the annualized impact of our fiscal 2011 acquisitions) is approximately $64.3 million. These amounts do not include our revenues recognized from payments related to various Upper Payment Limit, Provider Tax Assessment and Community Benefit programs, which totaled $35.6 million during fiscal 2010. Our latest annualized estimate for these programs is approximately $300.0 million of revenues and $90.0 million of related payments (including the annualized impact of our fiscal 2011 acquisitions). These programs are separate from DSH. The states in which we operate continually assess the level of expenditures for these types of federal matching programs. The State of Texas is currently considering changes to its Upper Payment Limit program that could have an adverse impact on our reimbursement under the program if implemented.
Medicaid Electronic Health Record Incentive Payments
The Medicaid Electronic Health Record (“EHR”) Incentive Program provides incentive payments to eligible hospitals and professionals as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology in their first year of participation and demonstrate meaningful use for up to five remaining participation years. Medicaid EHR incentive payments to hospitals and professionals are 100% federally funded; however, the Medicaid EHR incentive program is voluntarily offered by individual states. Although CMS established January 3, 2011 as the earliest date states could offer Medicaid EHR incentive payments if they so choose, states must develop and receive CMS approval of state plans prior to offering Medicaid incentive payments. During the quarter ended June 30, 2011, we acquired certified EHR technology for most of our acute care hospitals in Michigan. As a result, we recognized $11.9 million of non-patient revenues related to estimated combined Medicaid and Medicare EHR incentives, which have been received or are expected to be received in early fiscal year 2012. Not all states for which CMS has issued approval have become fully operational for providers to register for Medicaid EHR incentive payments. We will attest our qualification for EHR incentive payments for our Texas hospitals in early fiscal year 2012. Arizona, Illinois and Massachusetts are not yet ready for us to begin the attestation process. The final Medicaid incentive payment amount to which a provider is entitled is determined by several variables that are subject to validation by the state prior to such payment being issued.

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
The Health Reform Law increases federal funding for Medicaid Integrity Contractors (“MIC”), private contractors who perform post-payment audits of Medicaid claims to identify overpayments, for federal fiscal years 2011 and beyond. Through the Deficit Reduction Act of 2005, Congress expanded the federal government’s involvement in fighting fraud, waste and abuse in the Medicaid program. MICs are assigned to five geographic regions and have commenced audits in several of the states assigned to those regions. The Health Reform Law also expanded the scope of RAC programs to include Medicaid by requiring all states to enter into contracts with RACs by December 31, 2010. However, CMS has not yet announced when states must fully implement such programs. CMS originally announced enforcement would begin April 1, 2011, but this deadline has been extended to a yet to be determined date in 2011.
The Health Reform Law will also reduce funding for the Medicaid DSH hospital program in federal fiscal years 2014 through 2020 by the following amounts: 2014—$500 million; 2015—$600 million; 2016—$600 million; 2017—$1.8 billion; 2018—$5 billion; 2019—$5.6 billion; and 2020—$4 billion. How such cuts are allocated among the states and how the states allocate these cuts among providers have yet to be determined.
The Health Reform Law also requires HHS to issue Medicaid regulations effective July 1, 2011 to prohibit federal payments to states for amounts expended for providing medical assistance for health care-acquired conditions. On June 1, 2011, CMS issued final rules designed to implement that provision of the Health Reform Law.
Managed Medicaid
Managed Medicaid programs represent arrangements where states contract with one or more entities for patient enrollment, care management and claims adjudication for enrollees in their state Medicaid programs. The states usually do not give up program responsibilities for financing, eligibility criteria and core benefit plan design. We generally contract directly with one of the designated entities, usually a managed care organization. The provisions of these programs are state-specific. Enrollment in managed Medicaid plans has increased in recent years, as state governments seek to control the cost of Medicaid programs. However, general economic conditions in the states in which we operate may require reductions in premium payments to these plans and may reduce reimbursement received from these plans.
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
Many prior year cost reports of our facilities are still open. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. With the exception of the DMC acquisition, if an allegation is lodged against one of our facilities for a violation occurring during the time period before we acquired the facility, we may have indemnification rights against the seller of the facility to us. With the exception of the DMC acquisition, in our acquisitions, we have negotiated customary indemnification and hold harmless provisions for any damages we may incur in these areas. In the DMC acquisition, to the extent that we incur liability arising out of a violation or alleged violation by DMC prior to the closing of the DMC acquisition of certain stipulated healthcare laws, if payments exceed $25.0 million, we have the right to offset such excess payments against certain capital expenditure commitments.

Managed Care and Other Private Insurers
Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional volume, most of our hospitals offer discounts from established charges or prospective payment systems to these large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. However, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment rate increases of 3% to 9% from non-governmental managed care payers during fiscal year 2011, there can be no assurance that we will continue to receive increases in the future and that patient volumes from these payers will not be adversely affected by rate negotiations. These contracts often contain exclusions, carve-outs, performance criteria and other provisions and guidelines that require our constant focus and attention. Also, it is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a decrease in managed care patient days as a percentage of total patient days to 20.2% during the year ended June 30, 2011 compared to 22.6% for the year ended June 30, 2010. On a same hospital basis, managed care patient days as a percentage of total patient days decreased to 21.7% during the year ended June 30, 2011 compared to 22.6% during the year ended June 30, 2010.
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
Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. We implemented this policy in our Phoenix and San Antonio facilities effective July 1, 2009. These discounts were approximately $11.7 million, $215.7 million and $277.2 million for the years ended June 30, 2009, 2010 and 2011, respectively.
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
Self-pay accounts pose significant collectability problems. At June 30, 2011, approximately 20.4% of our accounts receivable, prior to the allowance for doubtful accounts, contractual allowances and the charity care allowance, was comprised of self-pay accounts. The majority of our provision for doubtful accounts relates to self-pay patients. As of June 30, 2011, our combined allowances for doubtful accounts, uninsured discounts and charity care covered approximately 92.5% of our self-pay receivables on a same hospital basis. Until the Health Reform Law is implemented, we remain vulnerable to further increased self-pay utilization. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and applying these intake best practices to all of our hospitals. We developed hospital-specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.

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
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During our fiscal years ended June 30, 2009, 2010 and 2011, we deducted $91.8 million, $87.7 million, and $121.5 million of charity care from gross charges, respectively.
Government Regulation and Other Factors
Overview
All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. In addition, these laws, rules and regulations are extremely complex and the healthcare industry has had the benefit of little or no regulatory or judicial interpretation of many of them. Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions and our hospitals can lose their licenses and their ability to participate in the Medicare and Medicaid programs. President Obama issued an Executive Order on January 18, 2011 that requires every federal agency to conduct a systematic review of existing regulations and propose a plan to modify, streamline or repeal regulations that are no longer effective or overly burdensome. This Executive Order may result in revisions to health care regulations, the nature and impact of which cannot be predicted.
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
All of our operating hospitals are certified under the Medicare program and are accredited by The Joint Commission (formerly known as The Joint Commission on Accreditation of Healthcare Organizations), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by The Joint Commission, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.

Certificates of Need
In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies under a Certificate of Need program. Illinois, Michigan and Massachusetts are the only states in which we currently operate that require approval under a Certificate of Need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, acquire a facility or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.
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
There has been recent increased scrutiny of a hospital’s “Medicare Observation Rate” from outside auditors, government enforcement agencies and industry observers. The term “Medicare Observation Rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed a complaint against Community Health Systems, Inc. (“CHS”) alleging that CHS admitted patients at a higher rate than was medically necessary, resulting in higher reimbursements than it should have received. As support for its allegation, Tenet cited CHS’ Medicare Observation Rate for CY 2009 of 5.11%, compared with a national average rate of 12.6% for the same period (as such national average was reported by Tenet in Exhibit 99.2 to its Form 8-K dated April 11, 2011), and CHS’ use of its own internally-developed admission criteria. Tenet reported in said Form 8-K that its source for such national average was CMS’ Outpatient Standard Analytic Files (“SAFs”) for CYs 2006-2009 and the Inpatient Prospective Payment System SAFs for CYs 2006-2009. Our rate for CY 2009 was 10.8%, as compared to the national rate of 12.6%. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. On April 25, 2011, CHS filed a Form 8-K notifying investors that it received confirmation from the DOJ that the government considers Tenet’s allegations to be related to ongoing qui tam suits filed against CHS in Texas and Indiana. The government has consolidated its investigation of CHS related to the Tenet allegations and the qui tam suits. CHS also stated that HHS has begun a national audit of certain of CHS’ Medicare claims related to the allegations. On May 18, 2011, CHS filed a Form 8-K to further notify investors that it had received a subpoena from the SEC on May 13, 2011, requesting documents relating to emergency room admissions and other outpatient observation practices at its hospitals and on May 16, 2011, received a subpoena from the OIG for patient medical records from a CHS facility in Tennessee. We believe that our bases for inpatient admission are sound, but the industry may anticipate increased regulatory scrutiny of inpatient admission decisions and the Medicare Observation Rate in the future.
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

On January 18, 2011, President Obama signed Executive Order 13563, requiring federal agencies to develop plans to periodically review existing significant regulations to identify outmoded, ineffective, insufficient or excessively burdensome regulations and to modify, streamline, expand, or repeal the regulations as appropriate. On May 26, 2011, the Office of Management and Budget (“OMB”) released preliminary regulatory review plans from 30 federal agencies, including HHS. The HHS plan specifically references 79 existing or proposed regulations for review. Seventeen of these existing or proposed regulations are under the authority of CMS. The CMS regulations designated for review and revision and that are relevant to our operations include rules related to:
•	Hospital cost reporting of pension costs;
•	Conditions of participation for hospitals and other healthcare facilities;
•	Inpatient rehabilitation unit payment systems;
•	Outpatient hospital physician supervision requirements;
•	Medicare reconsideration and appeals processes;
•	Medicare Advantage and prescription drug plan marketing rules and comment process for annual policy changes;
•	Physician documentation requirements;
•	Ambulatory Surgical Center same-day services rules;
•	Medicaid home and community-based services waivers; and
•	State Innovation Waivers under PPACA.
The preliminary plan also notes that CMS has approximately 80 additional regulatory reform proposals under review and development. The HHS proposed plan also includes four HIPAA-related provisions for review that may be relevant to our operations. Although the regulatory review process is intended to result in less regulatory burden, the results of these reviews are uncertain and may result in regulatory changes that could adversely affect our operations.
Anti-Kickback Statute
A section of the Social Security Act known as the federal Anti-Kickback Statute prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the Anti-Kickback Statute or the intent to violate the law is not required. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, but it also includes civil money penalties of up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act.
The Office of the Inspector General of the HHS (the “OIG”) has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers and referral agreements for specialty services.
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

The OIG, among other regulatory agencies, is responsible for identifying and eliminating fraud, abuse and waste. The OIG carries out this mission through a nationwide program of audits, investigations and inspections. In order to provide guidance to healthcare providers, the OIG has from time to time issued “fraud alerts” that, although they do not have the force of law, identify features of a transaction that may indicate that the transaction could violate the Anti-Kickback Statute or other federal healthcare laws. The OIG has identified several incentive arrangements as potential violations, including:
•	payment of any incentive by the hospital when a physician refers a patient to the hospital;
•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;
•	provision of free or significantly discounted billing, nursing or other staff services;
•	free training for a physician’s office staff, including management and laboratory techniques;
•	guarantees that provide that, if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
•	low-interest or interest-free loans, or loans which may be forgiven, if a physician refers patients to the hospital;
•	payment of the costs of a physician’s travel and expenses for conferences or a physician’s continuing education courses;
•	coverage on the hospital’s group health insurance plans at an inappropriately low cost to the physician;
•	rental of space in physician offices, at other than fair market value terms, by persons or entities to which physicians refer;
•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or
•	“gain sharing,” the practice of giving physicians a share of any reduction in a hospital’s costs for patient care attributable in part to the physician’s efforts.
The OIG has encouraged persons having information about hospitals who offer the types of incentives listed above to physicians to report such information to the OIG. The OIG also issues “Special Advisory Bulletins” as a means of providing guidance to healthcare providers. These bulletins, along with other “fraud alerts,” have focused on certain arrangements between physicians and providers that could be subject to heightened scrutiny by government enforcement authorities, including “suspect” joint ventures where physicians may become investors with the provider in a newly formed joint venture entity where the investors refer their patients to this new entity, and are paid by the entity in the form of “profit distributions.” These subject joint ventures may be intended not so much to raise investment capital legitimately to start a business, but to lock up a stream of referrals from the physician investors and to compensate them indirectly for these referrals. Because physician investors can benefit financially from their referrals, unnecessary procedures and tests may be ordered or performed, resulting in unnecessary Medicare expenditures.
Similarly, in a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a healthcare provider in one line of business (the “Owner”) expands into a related healthcare business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal healthcare program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier—otherwise a potential competitor—receiving in return the profits of the business as remuneration for its referrals. The Bulletin lists the following features of these “questionable” contractual relationships. First, the Owner expands into a related line of business, which is dependent on referrals from, or other business generated by, the Owner’s existing business. Second, the Owner neither operates the new business itself nor commits substantial financial, capital or human resources to the venture. Instead, it contracts out substantially all of the operations of the new business. The Manager/Supplier typically agrees to provide not only management services, but also a range of other services, such as the inventory necessary to run the business, office and healthcare personnel, billing support, and space. Third, the Manager/Supplier is an established provider of the same services as the Owner’s new line of business. In other words, absent the contractual arrangement, the Manager/Supplier would be a competitor of the new line of business, providing items and services in its own right, billing insurers and patients in its own name, and collecting reimbursement. Fourth, the Owner and the Manager/Supplier share in the economic benefit of the Owner’s new business. The Manager/Supplier takes its share in the form of payments under the various contracts with the Owner; the Owner receives its share in the form of the residual profit from the new business. Fifth, aggregate payments to the Manager/Supplier typically vary with the value or volume of business generated for the new business by the Owner. We monitor carefully our contracts with other healthcare providers and attempt to not allow our facilities to enter into these suspect Contractual Joint Ventures.
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
We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2011, physicians owned interests in two of our free-standing surgery centers in California and seven of our diagnostic imaging centers in Texas. We may sell ownership interests in certain of our other facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current law and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect in our business, financial condition or results of operations.
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
HIPAA broadened the scope of the fraud and abuse laws by adding several criminal provisions for healthcare fraud offenses that apply to all health benefit programs. HIPAA also created new enforcement mechanisms to combat fraud and abuse, including the Medicaid Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials now have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud. Additionally, HIPAA establishes a violation for the payment of inducements to Medicare or Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner.

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
The Stark Law
The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of no more than $359 in calendar year 2011 and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. A March 31, 2011 decision by the U.S. District Court for the Eastern District Court of Texas upheld the constitutionality of this new law, but a notice of appeal was filed on May 27, 2011, for review of the decision by the Fifth Circuit Court of Appeals.
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
The Health Reform Law significantly increased the rights of whistleblowers to bring False Claims Act actions by materially narrowing the so-called “public disclosure” bar to their False Claims Act actions. Until the Health Reform Law was enacted, a whistleblower was not entitled to pursue publicly disclosed claims unless he or she was a direct and independent source of the information on which his or her allegations of misconduct were based. Under new Health Reform Law provisions:
•	It will now be enough that the whistleblower has independent knowledge that materially adds to publicly disclosed allegations.
•	Furthermore, the Health Reform Law limits the type of activity that counts as a “public disclosure” to disclosures made in a federal setting; disclosure in state reports or state proceedings will no longer qualify.
•	Even if all requirements are met to bar a whistleblower’s suit, the Health Reform Law permits the DOJ to oppose a defendant’s motion to dismiss on public disclosure bar grounds, at its discretion so that the whistleblower can proceed with his or her complaint.
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
Provisions in the Deficit Reduction Act of 2005 (the “DRA”) that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal False Claims Act. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against healthcare providers. We have complied with the written policy requirements.
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
The Health Insurance Portability and Accountability Act of 1996
The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for the implementation. In addition, HIPAA requires that each provider use a National Provider Identifier. While use of the ICD-10 code sets will require significant administrative changes, we believe that the cost of compliance with these regulations has not had, and is not expected to have, a material, adverse effect on our cash flows, financial position or results of operations. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including our hospitals and health plans, to implement administrative, physical and technical safeguards to protect the security of such information. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”)—one part of ARRA (as defined below)— broadened the scope of the HIPAA privacy and security regulations. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA and on July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards and enforcement actions. In addition, on May 27, 2011, HHS issued a proposed amendment to the existing accounting for disclosures standard of the HIPAA privacy regulations. The proposed amendment would implement a HITECH Act provision that requires covered entities to account for disclosures of electronic protected health information (“EPHI”) for treatment, payment and health care operations purposes if the disclosure is made through an electronic health record. The proposed amendment goes beyond the HITECH Act provision and would require covered entities, including our hospitals and health plans, to provide a report identifying each instance that a natural person or organization accessed EPHI in any of our electronic treatment and billing record systems during the three-year period ending on the date the report is requested. The report must track access even if the access did not involve a disclosure outside of the covered entity. If HHS adopts the proposed amendments, beginning January 1, 2013, we would be required to report access within our electronic record systems acquired after January 1, 2009. Beginning January 1, 2014, the proposed amendment requires us to report access within our electronic record systems acquired on or before January 1, 2009. Modifying our electronic record systems to prepare such access reports would require a significant commitment, action and cost by us.
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the HITECH Act has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. For violations occurring on or after February 18, 2009, entities are subject to tiered ranges for civil money penalty amounts based upon the increasing levels of culpability associated with violations. Under the October 30, 2009, Interim Final Rule, the range of minimum penalty amounts for each offense increases from up to $100 to $100 to $50,000 (for violations due to willful neglect and not corrected during the 30-day period beginning on the first date the entity knew, or, by exercising reasonable diligence, would have known that the violation occurred). Similarly, the penalty amount available in a calendar year for identical violations is substantially increased from $25,000 to $1,500,000. In one recent enforcement action, HHS imposed a $4,300,000 civil monetary penalty against a covered entity for violations of the privacy rule related to patient access to health records. In another action, the covered entities that were the subject of an investigation by HHS paid a settlement of $1,000,000 and agreed to be bound by a resolution agreement and corrective action plan. In addition, the ARRA authorizes state attorney generals to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Additionally, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Further, under ARRA, HHS is now required to conduct periodic compliance audits of covered entities and their business associates. HHS is studying how to implement the compliance audit requirement.
The HITECH Act and the HHS rules described above provide a framework for security breach notification requirements to individuals affected by a breach and, in some cases, to HHS or to prominent media outlets. Specifically, the statute and rules require covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. This reporting obligation applies broadly to breaches involving unsecured protected health information and became effective September 23, 2009. In addition, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations beginning February 17, 2010. In addition, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to OMB but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect, but the withdrawal suggests that when HHS issues the Final Rule, which it has indicated it intends to do in the next several months, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information are likely to be more onerous than those contained in the Interim Final Rule.

In addition, we remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In addition, the FTC issued regulations that initially required health providers and health plans to implement by December 31, 2010 written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. However, on December 18, 2010, President Obama signed the Red Flag Program Clarification Act of 2010 (“Clarification Act”) which clarified the categories of individuals and entities that are “creditors” subject to the FTC’s Red Flags Rule. Pursuant to the Clarification Act creditors subject to the Red Flag Rule include entities or individuals that regularly and in the ordinary course of business: (1) obtain or use consumer reports, directly or indirectly, in connection with a credit transaction; (2) furnish information to consumer reporting agencies in connection with a credit transaction; or (3) advance funds to or on behalf of a person based on an obligation of the person to repay the funds. We are in the process of complying with these Red Flag Rules as they now apply to our hospitals and health plans.
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
The Emergency Medical Treatment and Active Labor Act
EMTALA was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” At the time of the enactment, patient dumping was considered to have occurred when a hospital capable of providing the needed care sent a patient to another facility or simply turned the patient away based on such patient’s inability to pay for his or her care. The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in substantial compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.
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

Healthcare Reform
As enacted, the Health Reform Law will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. Twenty-nine states and various private groups have challenged the constitutionality of the Health Reform Law in federal courts and lower courts have issued conflicting rulings on the constitutionality of the Health Reform Law, including specifically, the requirement that individuals maintain health insurance or pay a penalty. In June 2011 the U.S. Court of Appeals for the 6th Circuit upheld this mandate that individuals maintain health insurance or pay a penalty as a justifiable exercise of congressional Commerce Clause power. However, in August 2011 setting up a circuit conflict over this probably most controversial part of the Health Reform Law, a divided panel of the U.S. Court of Appeals for the 11th Circuit ruled that the “individual mandate” feature exceeds the authority of Congress to legislate under the Constitution. The August 2011 decision affirmed part of a January 2011 ruling by U.S. District Judge Roger Vinson of Florida, who ruled the health-insurance mandate unconstitutional. The 11th Circuit, however, overruled Judge Vinson on a key point: whether the entire law must be struck down or only the individual-mandate part. Judge Vinson voided the entire law, but the 11th Circuit appellate judges said other provisions should remain “legally operative.” After the August 2011 11th Circuit ruling occurred, most legal commentary seemed to agree that the August 2011 decision makes U.S. Supreme Court review of the situation almost certain, because the most common justification for Supreme Court review has now been met: a conflict between two circuits. Two more federal appellate courts—in Virginia and the District of Columbia—have yet to rule on the Health Reform Law. The 4th Circuit Court of Appeals in Richmond, Virginia, is expected to rule as soon as September 2011. The D.C. appellate court will hear arguments in September 2011. Legal commentators seem to agree that this matter could now land at the Supreme Court as soon as its 2011-12 term, which ends in June 2012, or wait until the 2012-13 term, which would put the final resolution after the November 2012 presidential election.
Expanded Coverage
Based on the CBO and CMS estimates, by 2019, the Health Reform Law will expand coverage to 32 to 34 million additional individuals (resulting in coverage of an estimated 94% of the legal U.S. population). This increased coverage will occur through a combination of public program expansion and private sector health insurance and other reforms.
Medicaid Expansion. The primary public program coverage expansion will occur through changes in Medicaid, and to a lesser extent, expansion of the Children’s Health Insurance Program (“CHIP”). The most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state. On December 27, 2010, HHS awarded $206 million in bonuses to states, including Illinois and Michigan, that met performance goals related to expanded enrollment of uninsured children in the Medicaid program.
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
Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements on health insurers, employers and individuals. Effective September 23, 2010, health insurers were prohibited from denying coverage to children based on a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Effective January 1, 2011, each health plan was required to keep its annual non-medical costs lower than 15% of premium revenue in the large group market and lower than 20% in the small group and individual markets, or rebate its enrollees the amount spent in excess of the percentage. Commencing January 14, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay premiums for such coverage. On May 19, 2011, CMS and HHS issued a final rule regarding review of health plan rate increases. Under the rule, individual and some small group plans will be subject to state or federal review if they intend to increase premiums by more than 10%. Beginning in September 2012, the 10% threshold will be replaced with a state specific threshold based on the cost of health insurance in each state. Despite these required restrictions on how health plans operate, CMS has indicated a willingness to grant waivers of the provisions in certain circumstances. On March 8, 2011, CMS granted Maine a waiver of the medical loss ratio requirements after Maine argued that the requirement would destabilize its insurance market. On May 13, 2011, CMS granted additional medical loss ratio waivers to New Hampshire and Nevada. Applications are currently pending for nine other states and Guam. In addition, CMS has granted over 1,000 waivers to health plans of the annual coverage limits for 2011.
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
As enacted, the Health Reform Law uses various means to induce individuals who do not have health insurance to obtain coverage. By January 1, 2014, individuals will be required to maintain health insurance for a minimum defined set of benefits or pay a tax penalty. The penalty in most cases is $95 in 2014, $325 in 2015, $695 in 2016, and indexed to a cost of living adjustment in subsequent years. The Internal Revenue Service (“IRS”), in consultation with HHS, is responsible for enforcing the tax penalty, although the Health Reform Law limits the availability of certain IRS enforcement mechanisms. In addition, for individuals and families below 400% of the FPL, the cost of obtaining health insurance will be subsidized by the federal government. Those with lower incomes will be eligible to receive greater subsidies. It is anticipated that those at the lowest income levels will have the majority of their premiums subsidized by the federal government, in some cases in excess of 95% of the premium amount.
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

Public Program Spending
The Health Reform Law provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. The CBO estimates that these will include $156 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which will come from hospitals; CMS sets this estimate at $233 billion. The CBO estimates also include an additional $36 billion in reductions of Medicare and Medicaid disproportionate share funding ($22 billion for Medicare and $14 billion for Medicaid). CMS estimates include an additional $64 billion in reductions of Medicare and Medicaid DSH funding, with $50 billion of the reductions coming from Medicare.
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
The Health Reform Law provides for three types of annual reductions in the market basket. The first is a general reduction of a specified percentage each federal fiscal year which started in 2010 and extends through 2019. These reductions are as follows: federal fiscal year 2011 (0.25%); 2012 (0.1%); 2013 (0.1%); 2014 (0.3%); 2015 (0.2%); 2016 (0.2%); 2017 (0.75%); 2018 (0.75%); and 2019 (0.75%).
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
If the aggregate of the three market basket reductions described above is more than the annual market basket adjustments made to account for inflation, there will be a reduction in the MS-DRG rates paid to hospitals. For example, if market basket increases to account for inflation would result in a 2% market basket update and the aggregate reduction due to the Health Reform Law and the documentation and coding adjustment would result in a 3% reduction, then the rates paid to a hospital for inpatient services would be 1% less than rates paid for the same services in the prior year.

Quality-Based Payment Adjustments and Reductions for Inpatient Services. The Health Reform Law establishes or expands three provisions to promote value-based purchasing and to link payments to quality and efficiency. First, in federal fiscal year 2013, HHS is directed to implement a value-based purchasing program for inpatient hospital services. According to the final rule issued by CMS on April 29, 2011, CMS will evaluate each hospital’s performance during an identified performance period of July 1, 2011 through March 31, 2012 based on achievement or improvement relative to performance standards established for the program. Those hospitals that achieve certain performance standards measured against all other hospitals’ baseline period performance or improve their current performance measured against their own baseline period performance will receive incentive payments for discharges occurring on or after October 1, 2012. For fiscal year 2013 CMS will use 12 clinical process of care measures as well as eight measures from the Hospital Consumer Assessment of Healthcare Providers and Systems survey. For fiscal year 2014, CMS will add three mortality outcome measures, eight HAC measures and two Agency for Healthcare Research and Quality measures. Incentive payments will be funded using a pool of dollars created by the annual reductions in market basket increases described above. Because the Health Reform Law provides that the pool will be fully distributed, hospitals that meet or exceed the quality performance standards set by HHS will receive greater reimbursement under the value-based purchasing program than they would have otherwise. On the other hand, hospitals that do not achieve the necessary quality performance will receive reduced Medicare inpatient hospital payments.
Second, beginning in federal fiscal year 2013, inpatient payments will be reduced if a hospital experiences “excessive readmissions” within a 30-day period of discharge for heart attack, heart failure, pneumonia or other conditions designated by HHS. Hospitals with what HHS defines as “excessive readmissions” for all patients for these conditions will receive reduced payments for all inpatient discharges, not just discharges relating to the conditions subject to the excessive readmission standard. Each hospital’s performance will be publicly reported by HHS. HHS has the discretion to determine what “excessive readmissions” means, the amount of the payment reduction and other terms and conditions of this program. CMS has estimated that annual savings from the prevention of unnecessary readmissions could be as much as $17.4 billion. In the federal fiscal year 2012 proposed rule related to the hospital inpatient PPS, CMS proposed to use data for discharges from July 1, 2008 through June 30, 2011 as the applicable period for calculating the readmission rate for purposes of payment adjustments beginning in federal fiscal year 2013.
Third, reimbursement will be reduced based on a facility’s HAC rates. HACs represent a condition that is acquired by a patient while admitted as an inpatient in a hospital, such as a surgical site infection. Beginning in federal fiscal year 2015, hospitals that rank in the top 25% nationally of HACs for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. In addition, effective July 1, 2011, the Health Reform Law prohibits the use of federal funds under the Medicaid program to reimburse providers for medical services provided to treat HACs.
Outpatient Market Basket and Productivity Adjustment. Hospital outpatient services paid under PPS are classified into APCs. The APC payment rates are updated each calendar year based on the market basket. The first two market basket changes outlined above—the general reduction and the productivity adjustment—apply to outpatient services as well as inpatient services, although these are applied on a calendar year basis. The percentage changes specified in the Health Reform Law summarized above as the general reduction for inpatients—e.g., 0.2% in 2015—are the same for outpatients.
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
It is difficult to predict the full impact of the Medicare DSH reductions, and CBO and CMS estimates differ by $38 billion. The Health Reform Law does not mandate what data source HHS must use to determine the reduction, if any, in the uninsured population nationally. In addition, the Health Reform Law does not contain a definition of “uncompensated care.” As a result, it is unclear how a hospital’s share of the Medicare DSH payment pool will be calculated. CMS could use the definition of “uncompensated care” used in connection with hospital cost reports.
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
Accountable Care Organizations. See the discussion of ACOs above in this Item 1 in the section called “Accountable Care Organizations and Pilot Projects.”
Bundled Payment Pilot Programs. See the discussion of above in this Item 1 in the section called “Bundled Payment Pilot Programs.”
Medicare Managed Care (Medicare Advantage or “MA”). Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to beneficiaries who enroll in such plans. Nationally, approximately 24% of Medicare beneficiaries have elected to enroll in MA plans. Effective in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. The Health Reform Law reduces, over a three year period, premium payments to the MA Plans such that CMS’ managed care per capita premium payments are, on average, equal to traditional Medicare. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans will be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause some plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.
Physician-owned Hospital Limitations
Over the last decade, we have faced significant competition from hospitals that have physician ownership. The Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. In addition, it is likely that the government’s fraud and abuse enforcement activities will be increased if proposed budget increases for fiscal year 2012 are enacted. In President Obama’s February 14, 2011 draft budget, discretionary funding for the Health Care Fraud and Abuse account would double from roughly $311 million to $581 million for fiscal year 2012.
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

Impact of Health Reform Law on Us
The expansion of health insurance coverage under the Health Reform Law may result in a material increase in the number of patients using our facilities who have either private or public program coverage. In addition, a disproportionately large percentage of the new Medicaid coverage is likely to be in states that currently have relatively low income eligibility requirements. Two such states are Texas and Illinois, where as of June 30, 2011 over 40% of our licensed beds were located. Further, the Health Reform Law provides for a value-based purchasing program, the establishment of ACOs and bundled payment pilot programs, which will create possible sources of additional revenue.
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

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 59% of our net patient revenues during our fiscal year ended June 30, 2011 were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:
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

Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. One example is the federal government’s initiative regarding hospital providers’ improper requests for separate payments for services rendered to a patient on an outpatient basis within three days prior to the patient’s admission to the hospital, where reimbursement for such services is included as part of the reimbursement for services furnished during an inpatient stay. In particular, the government has targeted all hospital providers to ensure conformity with this reimbursement rule. The federal government also has undertaken a national investigative initiative targeting the billing of claims for inpatient services related to bacterial pneumonia, as the government has found that many hospital providers have attempted to bill for pneumonia cases under more complex and higher reimbursed diagnosis related groups codes. Further, the federal government continues to investigate Medicare overpayments to prospective payment hospitals that incorrectly report transfers of patients to other prospective payment system hospitals as discharges. The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste and abuse, including $95 million for federal fiscal year 2011, $55 million in federal fiscal year 2012 and additional increased funding through 2016. In addition, governmental agencies and their agents, such as the MACs, fiscal intermediaries and carriers, may conduct audits of our healthcare operations. Also, we are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations relating to their operations. Although we take the position that, under the terms of the acquisition agreements, with the exception of the DMC acquisition, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations. Further, under the federal False Claims Act, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.
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
Similar to the investigation by the DOJ of claims for payment for the implantation of implantable cardioverter defibrillators (see Item 3. Legal Proceedings), it is possible that governmental entities may conduct future investigations at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.
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

The Anti-Kickback Statute has been interpreted to prohibit the payment, solicitation, offering or receipt of any form of remuneration in return for the referral of federal health program patients or any item or service that is reimbursed, in whole or in part, by any federal healthcare program. Similar statutes have been adopted in Illinois and Arizona that apply regardless of the source of reimbursement. HHS has adopted safe harbor regulations specifying certain relationships and activities that are deemed not to violate the Anti-Kickback Statute which specifically relate to managed care including:
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
Environmental Matters
We are subject to various federal, state and local laws and regulations including those relating to the protection of human health and the environment. The principal environmental requirements and concerns applicable to our operations relate to:
•	the proper handling and disposal of hazardous waste as well as low level radioactive and other medical waste;
•	ownership, operation or historical use of underground and above-ground storage tanks;
•	management of impacts from leaks of hydraulic fluid or oil associated with elevators, chiller units or incinerators;
•	appropriate management of asbestos-containing materials present or likely to be present at some locations; and
•	the potential acquisition of, or maintenance of air emission permits for, boilers or other equipment.
We do not expect our compliance with environmental laws and regulations to have a material adverse effect on us. We are not now but may become subject to material requirements to investigate and remediate hazardous substances and other regulated materials that have been released into the environment at or from properties now or formerly owned or operated by us or our predecessors or at properties where such substances and materials were sent for off-site treatment or disposal. Liability for costs of investigation and remediation of contaminated sites may be imposed without regard to fault, and under certain circumstances on a joint and several basis, and can be substantial.
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
You should carefully consider the following risks as well as the other information included in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
Risks Related to Our Business and Structure
The current challenging economic environment, along with difficult and volatile conditions in the capital and credit markets, could materially adversely affect our financial position, results of operations or cash flows, and we are unsure whether these conditions will improve in the near future.
The U.S. economy and global credit markets remain volatile. Instability in consumer confidence and increased unemployment has increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergent procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of economic weakness will have an adverse impact on our operations. Other risk factors discussed herein describe some significant risks that may be magnified by the current economic conditions such as the following:
•	Our concentration of operations in a small number of regions, and the impact of economic downturns in those communities. To the extent the communities in and around San Antonio, Texas; Phoenix, Arizona; Chicago, Illinois; Detroit, Michigan; or certain communities in Massachusetts experience a greater degree of economic weakness than average, the adverse impact on our operations could be magnified.
•	Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies (including managed Medicare and managed Medicaid payers) reduce our reimbursement. Current economic conditions have accelerated and increased the budget deficits for most states, including those in which we operate. These budgetary pressures may result in healthcare payment reductions under state Medicaid plans or reduced benefits to participants in those plans. Also, governmental, managed Medicare or managed Medicaid payers may defer payments to us to conserve cash. Managed care companies may also seek to reduce payment rates or limit payment rate increases to hospitals in response to reductions in enrolled participants.
•	Our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee healthcare costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits.
•	Under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under our $260.0 million revolving credit facility expiring in January 2015 (the “2010 Revolving Facility”) and our $815.0 million senior secured term loan maturing in January 2016 (the “2010 Term Loan Facility” and, together with the 2010 Revolving Facility, the “2010 Credit Facilities”) will be held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.
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
However, it is difficult to predict the size of the potential revenue gains to us as a result of these elements of the Health Reform Law because of uncertainty surrounding a number of material factors including the following:
•	how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the CBO estimates 32 million, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);
•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;
•	the extent to which states will enroll new Medicaid participants in managed care programs;
•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;
•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;
•	the rate paid to hospitals by private payers for newly covered individuals, including those covered through the newly created American Health Benefit Exchanges (“Exchanges”) and those who might be covered under the Medicaid program under contracts with the state;
•	the rate paid by state governments under the Medicaid program for newly covered individuals;
•	how the value-based purchasing and other quality programs will be implemented;
•	the percentage of individuals in the Exchanges who select the high deductible plans, since health insurers offering those kinds of products have traditionally sought to pay lower rates to hospitals;
•	the extent to which the net effect of the Health Reform Law, including the prohibition on excluding individuals based on pre-existing conditions, the requirement to keep medical costs lower than a specified percentage of premium revenue, other health insurance reforms and the annual fee applied to all health insurers, will put pressure on the profitability of health insurers, which in turn might cause them to seek to reduce payments to hospitals with respect to both newly insured individuals and their existing business;

•	the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law. Twenty-nine states and various private groups have challenged the constitutionality of the Health Reform Law in federal courts and lower courts have issued conflicting rulings on the constitutionality of the Health Reform Law, including specifically the requirement that individuals maintain health insurance or pay a penalty. In June 2011 the U.S. Court of Appeals for the 6th Circuit upheld this mandate that individuals maintain health insurance or pay a penalty as a justifiable exercise of congressional Commerce Clause power. However, in August 2011 setting up a circuit conflict over this probably most controversial part of the Health Reform Law, a divided panel of the U.S. Court of Appeals for the 11th Circuit ruled that the “individual mandate” feature exceeds the authority of Congress to legislate under the Constitution. The August 2011 decision affirmed part of a January 2011 ruling by U.S. District Judge Roger Vinson of Florida, who ruled the health-insurance mandate unconstitutional. The 11th Circuit, however, overruled Judge Vinson on a key point: whether the entire law must be struck down or only the individual-mandate part. Judge Vinson voided the entire law, but the 11th Circuit appellate judges said other provisions should remain “legally operative.” After the August 2011 11th Circuit ruling occurred, most legal commentary seemed to agree that the August 2011 decision makes U.S. Supreme Court review of the situation almost certain, because the most common justification for Supreme Court review has now been met: a conflict between two circuits. Two more federal appellate courts—in Virginia and the District of Columbia—have yet to rule on the Health Reform Law. The 4th Circuit Court of Appeals in Richmond, Virginia is expected to rule as soon as September 2011. The D.C. appellate court will hear arguments in September 2011. Legal commentators seem to agree that this matter could now land at the Supreme Court as soon as its 2011-12 term, which ends in June 2012, or wait until the 2012-13 term, which would put the final resolution after the November 2012 presidential election; and
•	on January 19, 2011, the U.S. House of Representatives voted 245-189 to repeal the Health Reform Law. However, the Senate rejected this proposal on February 2, 2011. Republicans have indicated, however, that in the event their efforts to repeal the Health Reform Law are unsuccessful, their intent is to seek to implement incremental revisions to many of the law’s provisions or to defund certain programs.
On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 56%, 57% and 59% of our net patient revenues during our fiscal years ended 2009, 2010 and 2011, respectively, were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors including the following:
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
Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 58%, 59% and 53% of our net patient revenues for the years ended June 30, 2009, 2010 and 2011, respectively. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. The trend towards consolidation among private managed care payers tends to increase their bargaining prices over fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.
Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments.
Approximately 56%, 57% and 59% of our net patient revenues for the years ended June 30, 2009, 2010 and 2011, respectively, came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years federal and state governments have made significant changes to the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.
In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. For example, CMS completed a two-year transition to full implementation of the MS-DRG system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services were lower than payments for the same services in federal fiscal year 2010 because of reductions resulting from the Health Reform Law but will be increased slightly for federal fiscal year 2012.

On August 2, 2011, the Budget Control Act of 2011 was enacted. This law increased the nation’s debt ceiling while taking steps to reduce the federal deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in federal fiscal year 2012. Second, a bipartisan Congressional Joint Select Committee on Deficit Reduction (the “Committee”) is charged with identifying an additional $1.2 to $1.5 trillion in deficit reduction, which could include entitlement provisions like Medicare reimbursement to providers. The Budget Control Act requires the Committee to issue its legislative proposals by November 23, 2011, and Congress must vote on the package by December 23, 2011. If legislation is not adopted to achieve deficit reduction targets, an enforcement mechanism would trigger a total of $1.2 trillion in automatic, across-the-board spending reductions in January 2013, split evenly between domestic and defense spending. Certain programs (including the Medicaid program) are protected from these automatic spending reductions. While provider payments under the Medicare program would be subject to reduction under this enforcement mechanism, those reductions would be capped at 2%. While not specifically required, commentators expect the Committee to consider a variety of Medicare program savings in light of widespread concerns among policymakers about the long-term financial sustainability of the Medicare program and the Committee is in no way limited to the 2% of automatic spending reductions which apply if targeted deficit reduction legislation is not enacted. Thus, cuts by the Committee and the Congress to supplemental Medicare funding such as IME/GME, DSH and bad debts reimbursement are also possible.
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
The Governor of Arizona has signed the state’s fiscal 2012 budget legislation, which includes a 5% cut to provider reimbursement effective October 1, 2011, and a reduction of approximately 160,000 eligible Medicaid beneficiaries (including 100,000 childless adults) to be achieved over a twelve month period, beginning July 2011, through enrollment caps, attrition and more stringent eligibility requirements. Arizona had most recently reduced provider reimbursement by 5% in April 2011. These changes require CMS approval under the Health Reform Law. Arizona has received a waiver from CMS that eliminates Medicaid coverage for the estimated 100,000 childless adults and is currently awaiting approval on the remaining 60,000 eligible beneficiaries, which represent families with income levels that fall between 75% and 100% of the federal poverty level. Additionally, AHCCCS has proposed a gain sharing plan, the details of which have not been finalized, which would be implemented through an annual reconciliation process with the managed Medicaid health plans. Similarly, in July 2011, the Texas Health and Human Services Commission issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate along with an 8% reduction in Medicaid hospital outpatient reimbursement. The MS-DRG relative weights were also rebased concurrent with the SDA rate change. The SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services but does not include add-on adjustments for higher acuity services such as neonatal and other women’s services.
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
Effective March 23, 2010, the Health Reform Law required states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exceptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. The Health Reform Law also provides for significant expansions to the Medicaid program, but these changes are not required until 2014. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish health insurance exchanges, and to participate in grants and other incentive opportunities. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.
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
On January 18, 2011, President Obama signed Executive Order 13563, requiring federal agencies to develop plans to periodically review existing significant regulations to identify outmoded, ineffective, insufficient or excessively burdensome regulations and to modify, streamline, expand, or repeal the regulations as appropriate. On May 26, 2011, the OMB released preliminary regulatory review plans from 30 federal agencies, including HHS. The HHS plan specifically references 79 existing or proposed regulations for review. Seventeen of these existing or proposed regulations are under the authority of CMS. The CMS regulations designated for review and revision and that are relevant to our operations include rules related to:
•	Hospital cost reporting of pension costs;
•	Conditions of participation for hospitals and other health care facilities;
•	Inpatient rehabilitation unit payment systems;
•	Outpatient hospital physician supervision requirements;
•	Medicare reconsideration and appeals processes;
•	Medicare Advantage and prescription drug plan marketing rules and comment process for annual policy changes;
•	Physician documentation requirements;
•	Ambulatory Surgical Center same-day services rules;
•	Medicaid home and community-based services waivers; and
•	State Innovation Waivers under the Health Reform Law
The preliminary plan also notes that CMS has approximately 80 additional regulatory reform proposals under review and development. The HHS proposed plan also includes four HIPAA-related provisions for review that may be relevant to our operations. Although the regulatory review process is intended to result in less regulatory burden, the results of these reviews are uncertain and may result in regulatory changes that could adversely affect our operations.

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
In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and (to an extent) Medicaid patients to providers of certain “designated health services” if the physician or a member of his or her immediate family has an ownership or investment interest in, or compensation arrangement with, that provider. In addition, the provider in such arrangements is prohibited from billing for all of the designated health services referred by the physician, and, if paid for such services, is required to promptly repay such amounts. Most of the services furnished by our facilities are “designated health services” for Stark Law purposes, including inpatient and outpatient hospital services. There are multiple exceptions to the Stark Law, among others, for physicians having a compensation relationship with the facility as a result of employment agreements, leases, physician recruitment and certain other arrangements. However, each of these exceptions applies only if detailed conditions are met. An arrangement subject to the Stark Law must qualify for an exception in order for the services to be lawfully referred by the physician and billed by the provider. Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. A March 31, 2011 decision by the U.S. District Court for the Eastern District Court of Texas upheld the constitutionality of this new law, but a notice of appeal was filed on May 27, 2011, for review of the decision by the Fifth Circuit Court of Appeals.
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
Effective December 31, 2010, in connection with the impending acquisition of DMC, we and Detroit Medical Center entered into a Settlement Agreement with the DOJ and the OIG, releasing us from liability under the False Claims Act, the Civil Monetary Penalties Law, and the civil monetary penalties provisions of the Stark Law for certain disclosed conduct (the “Covered Conduct”) by Detroit Medical Center prior to our acquisition that may have violated the Anti-Kickback Statute or the Stark Law or failed to comply with governmental reimbursement rules. (A copy of the Settlement Agreement may be found as Exhibit 2.6 to our Current Report on Form 8-K dated January 5, 2011 filed with the Securities and Exchange Commission.) Detroit Medical Center paid $30 million to the government in connection with such settlement based upon the government’s analysis of Detroit Medical Center’s net worth and ability to pay, but not upon our net worth and ability to pay. The Settlement Agreement is subject to the government’s right of rescission in the event of Detroit Medical Center’s nondisclosure of assets or any misrepresentation in Detroit Medical Center’s financial statements disclosed to the government by Detroit Medical Center. While we are not aware of any such misrepresentation or nondisclosure at this time, such misrepresentation or nondisclosure by Detroit Medical Center would provide the government the right to rescind the Settlement Agreement. Additionally, while the scope of release for the Covered Conduct under the Stark Law is materially similar to or broader than that found in most similar publicly-available settlement agreements, the precise scope of such a release under the Stark Law and the False Claims Act as amended by the Fraud Enforcement and Recovery Act of 2009 and the Health Reform Law has not been interpreted by any court, and it is possible that a regulator or a court could interpret these laws such that the release would not extend to all possible liability for the Covered Conduct. If the Settlement Agreement were to be rescinded or so interpreted, this could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, the DOJ continues to investigate the Covered Conduct covered by the Settlement Agreement with respect to potential claims against individuals. It is possible that this investigation might result in adverse publicity or adversely impact our business reputation or otherwise have a material adverse impact on our business.
If we fail to comply with the Anti-Kickback Statute, the Stark Law, the False Claims Act or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, criminal penalties. See “Item 1. Business—Government Regulation and Other Factors” included elsewhere in this report for further discussion.
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
Government officials responsible for enforcing healthcare laws could assert that one or more of our facilities, or any of the transactions in which we are involved, are in violation of the Anti-Kickback Statute or the Stark Law and related state laws. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. Moreover, other healthcare companies, alleged to have violated these laws, have paid significant sums to settle such allegations and entered into “corporate integrity agreements” because of concern that the government might exercise its authority to exclude those providers from governmental payment programs (e.g., Medicare, Medicaid, TRICARE). Both Arizona Heart Hospital and Arizona Heart Institute had such “corporate integrity agreements” prior to our purchase of certain of their assets and liabilities that the OIG has not sought to impose on us. A determination that one or more of our facilities has violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.

Federal law permits the OIG to impose civil monetary penalties, assessments and to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities that have been excluded from participation or an order to prescribe a medical or other item or service during a period a person was excluded from participation, where the person knows or should know that the claim would be made to a federal healthcare program. These penalties may also be imposed on providers or entities that employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of, or entities that contract with, excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to OIG that two of our employees had been excluded from participation in Medicare at certain times during their employment. See “Item 3. — Legal Proceedings” included elsewhere in this report for further discussion. The OIG may seek to apply its exclusion authority to an officer or a managing employee of an excluded or convicted entity. The OIG has used the responsible corporate officer doctrine to apply this authority expansively. In fact, a recent federal district court case from the District of Columbia affirmed the OIG’s exclusion authority on the basis of the responsible corporate officer doctrine, Friedman et. al. v. Sebelius (1:09-cv-02028-ESH). In addition, a bill passed by the 2010 U.S. House of Representatives would expand this exclusion authority to include individuals and entities affiliated with sanctioned entities. A similar bill was re-introduced in the U.S. House of Representatives on February 11, 2011, but its chances of passage remain unclear given that the bill was previously blocked by an anonymous Senate hold.
Illinois, Michigan and Massachusetts require governmental determinations of need (“Certificates of Need”) prior to the purchase of major medical equipment or the construction, expansion, closure, sale or change of control of healthcare facilities. We believe our facilities have obtained appropriate Certificates of Need wherever applicable. However, if a determination were made that we were in material violation of such laws, our operations and financial results could be materially adversely affected. The governmental determinations, embodied in Certificates of Need, can also affect our facilities’ ability to add bed capacity or important services. We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate the affected facility profitably.
The laws, rules and regulations described above are complex and subject to interpretation. If we are in violation of any of these laws, rules or regulations, or if further changes in the regulatory framework occur, our results of operations could be significantly harmed. For a more detailed discussion of the laws, rules and regulations, see “Item 1. Business—Government Regulation and Other Factors” included elsewhere in this report.
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
The Health Reform Law changes the intent requirement for healthcare fraud under 18 U.S.C. § 1347, such that “a person need not have actual knowledge or specific intent to commit a violation.” In addition, the Health Reform Law significantly changes the False Claims Act by removing the jurisdictional bar for allegations based on publicly disclosed information and by loosening the requirements for a qui tam relator to qualify as an “original source,” by permitting the DOJ to oppose a defendant’s motion to dismiss on “public disclosure bar” grounds and by narrowing the definition of what prior disclosures constitute “public disclosure” for the purpose of the bar. These changes will effectively increase False Claims Act exposure by enabling a greater number of whistleblowers to bring a claim.
Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, financial position and results of operations could be negatively impacted. See “Item 3—Legal Proceedings” included elsewhere in this report.
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
The OIG and the DOJ have, from time to time, including for fiscal year 2011, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include a focus on hospital billing for outpatient charges associated with inpatient services, as well as hospital laboratory, home health and durable medical equipment billing practices. As a result of these initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related healthcare operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. With the exception of the acquisition of the assets of DMC and its affiliates (See “Item 1. Business — Our Recent Acquisitions” included elsewhere in this report for information regarding our commitment to payments arising from certain pre-closing violations), under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.
We maintain a compliance program to address health regulatory and other compliance requirements. This program includes initial and periodic ethics and compliance training, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to look at our financial relationships with physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in respect of obtaining payment from the Medicare and Medicaid programs.

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
In June 2006, we and two other hospital systems operating in San Antonio, Texas had a putative class action lawsuit brought against all of us alleging that we and the other defendants had conspired with one another and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the competing hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. On the same day that this litigation was brought against us and two other hospital systems in San Antonio, substantially similar class action litigation was brought against multiple hospitals or hospital systems in three other cities (Chicago, Illinois; Albany, New York; and Memphis, Tennessee), with a fifth suit instituted against hospitals or hospital systems in Detroit, Michigan later in 2006, one of which hospital systems was DMC. A negative outcome in the San Antonio and/or the Detroit actions could materially affect our business, financial condition or results of operations. See “Item 3. Legal Proceedings” included elsewhere in this report for further discussion of these lawsuits.
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
In addition, we believe the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly in recent years. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or not-for-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition from physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume. See “Item 1. Business—Competition” included elsewhere in this report.

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
We operate in a highly regulated and litigious industry. As a result, various lawsuits, claims and legal and regulatory proceedings have been instituted or asserted against us, including those outside of the ordinary course of business such as class actions and those in the ordinary course of business such as malpractice lawsuits. Some of these actions may involve large claims as well as significant defense costs. See “Item 3. Legal Proceedings” included elsewhere in this report for additional information.
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
Additionally, we experienced unfavorable claims development during fiscal 2010, which is reflected in our professional and general liability costs. The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund claims out of our operating cash flows to a greater extent than during fiscal year 2010 or 2011. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.
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
Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of acute care service segment revenues (prior to these adjustments) was 11.6% (adjusted for the impact of the uninsured discount and Medicaid spending policies implemented in our Illinois hospitals effective April 1, 2009) during 2009. This ratio increased to 15.8% for the year ended June 30, 2010 and was 15.7% for the year ended June 30, 2011. Approximately 330 basis points of the increase from fiscal 2009 to fiscal 2010 related to the uninsured discount and Medicaid pending policy changes implemented in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009. Our self-pay discharges as a percentage of total discharges were approximately 3.3% during both fiscal years 2009 and 2010 (as adjusted for our Medicaid pending policy changes in Illinois on April 1, 2009 and in Phoenix and San Antonio on July 1, 2009). Our self-pay discharges as a percentage of total discharges during the year ended June 30, 2011 increased by 700 basis points compared to the year ended June 30, 2010. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding cuts or general economic weakness. We continue to seek ways to improve point of service collection efforts and to implement appropriate payment plans with our patients. However, if we continue to experience growth in self-pay revenues prior to the Health Reform Law being fully implemented, our results of operations and cash flows could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

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
In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of June 30, 2010, we employed more than 300 practicing physicians, excluding residents. We have employed a significant number of additional physicians since June 30, 2010 primarily through acquisitions, including 19 physicians comprising the Arizona Heart Institute, assets of which we purchased in October 2010, and approximately 160 physicians from the DMC acquisition. A physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors’ wage increases and are unable to pass such increases on to our patients, our margins could decline, which could adversely affect our business, financial condition and results of operations.
We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.
An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours. As previously discussed, in fiscal 2011, we have acquired two hospitals in Chicago, Illinois, one hospital in Phoenix, Arizona and eight hospitals in metropolitan Detroit, Michigan. There is no guarantee that we will be able to successfully integrate these or any other hospital acquisitions, which limits our ability to complete future acquisitions.
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

Additionally, many states, including some where we have hospitals and others where we may in the future attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the sale proceeds by the not-for-profit seller. These review and approval processes can add time to the consummation of an acquisition of a not-for-profit hospital, and future actions on the state level could seriously delay or even prevent future acquisitions of not-for-profit hospitals. Furthermore, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care, which may affect our decision to acquire or the terms upon which we acquire these hospitals.
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
Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, general liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained a special type of insurance (commonly called malpractice or professional liability insurance) to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred between June 1, 2002 and June 30, 2010, we self-insured our professional and general liability risks, either through our captive subsidiary or through another of our subsidiaries, in respect of losses up to $10.0 million. For claims subsequent to June 30, 2010, we increased this self-insured retention to $15.0 million for our Illinois hospitals. We have also purchased umbrella excess policies for professional and general liability insurance for all periods through June 30, 2012 with unrelated commercial carriers to provide an additional $65.0 million of coverage in the aggregate above our self-insured retention. While our premium prices have not fluctuated significantly during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition, results of operations and cash flows could be materially adversely affected.

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
We have employed a significant number of additional physicians from our fiscal 2011 acquisitions. Also, effective with the DMC acquisition, we now provide malpractice coverage through certain of our insurance captive subsidiaries to more than 1,100 non-employed attending physicians, which creates additional risks for us. We expect to continue to employ additional physicians in the future. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods since for employed physicians there is no insurance coverage from unaffiliated insurance companies.
Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.
Among our operations as of June 30, 2011, five hospitals and various related healthcare businesses were located in San Antonio, Texas; six hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; four hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; eight hospitals and various related healthcare businesses were located in metropolitan Detroit, Michigan; and three hospitals and related healthcare businesses were located in Massachusetts.
For the years ended June 30, 2009, 2010 and 2011, our total revenues were generated as follows:

	Year ended June 30,
	2009	2010	2011
San Antonio	29.6%	26.8%	20.7%
PHP and AAHP	19.3%	23.1%	16.6%
Massachusetts	18.3%	18.2%	12.5%
Metropolitan Phoenix, excluding PHP and AAHP	17.9%	17.5%	13.2%
Metropolitan Chicago (1)	14.6%	14.1%	15.5%
Metropolitan Detroit	0.0%	0.0%	21.3%
Other	0.3%	0.3%	0.2%

	100.0%	100.0%	100.0%

(1)	Includes MHP.
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

If we are unable to control our healthcare costs at Phoenix Health Plan, if this health plan should lose its governmental contract or if budgetary cuts reduce the scope of Medicaid coverage, our profitability may be adversely affected.
For the years ended June 30, 2009, 2010 and 2011, PHP generated approximately 18.1%, 22.1% and 15.9% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:
•	our ability to contract with cost-effective healthcare providers;
•	the increased cost of individual healthcare services;
•	the type and number of individual healthcare services delivered; and
•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
Our current contract with AHCCCS began October 1, 2008 and expires September 30, 2011. This contract is terminable without cause on 90 days written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. If our AHCCCS contract is terminated, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary cuts or other political factors, our results of operations could be adversely affected.
We are dependent on our senior management team and local management personnel, and the loss of the services of one or more of our senior management team or key local management personnel could have a material adverse effect on our business.
The success of our business is largely dependent upon the services and management experience of our senior management team, which includes Charles N. Martin, Jr., our Chairman and Chief Executive Officer; Kent H. Wallace, our President and Chief Operating Officer; Keith B. Pitts, our Vice Chairman; Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer; Bradley A. Perkins, MD, our Executive Vice President and Chief Transformation Officer; and Joseph D. Moore, Executive Vice President. In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.
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

There has been recent increased scrutiny of a hospital’s “Medicare Observation Rate” from outside auditors, government enforcement agencies and industry observers. The term “Medicare Observation Rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed a complaint against Community Health Systems, Inc. (“CHS”) alleging that CHS admitted patients at a higher rate than was medically necessary, resulting in higher reimbursements than it should have received. As support for its allegation, Tenet cited CHS’ Medicare Observation Rate for CY 2009 of 5.11%, compared with a national average rate of 12.6% for the same period (as such national average was reported by Tenet in Exhibit 99.2 to its Form 8-K dated April 11, 2011), and CHS’ use of its own internally-developed admission criteria. Tenet reported in said Form 8-K that its source for such national average was CMS’ Outpatient Standard Analytic Files (“SAFs”) for CYs 2006-2009 and the Inpatient Prospective Payment System SAFs for CYs 2006-2009. Our rate for CY 2009 was 10.8%, as compared to the national rate of 12.6%. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. On April 25, 2011, CHS filed a Form 8-K notifying investors that it received confirmation from the DOJ that the government considers Tenet’s allegations to be related to ongoing qui tam suits filed against CHS in Texas and Indiana. The government has consolidated its investigation of CHS related to the Tenet allegations and the qui tam suits. CHS also stated that HHS has begun a national audit of certain of CHS’ Medicare claims related to the allegations. On May 18, 2011, CHS filed a Form 8-K to further notify investors that it had received a subpoena from the SEC on May 13, 2011, requesting documents relating to emergency room admissions and other observation practices at its hospitals and on May 16, 2011, received a subpoena from the OIG for patient medical records from a CHS facility in Tennessee. The industry may anticipate increased regulatory scrutiny of inpatient admission decisions and the Medicare Observation Rate in the future.
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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. The department released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”) — one part of the American Recovery and Reinvestment Act of 2009 (“ARRA”) — significantly broadened the scope of the HIPAA privacy and security regulations. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA and on July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards and enforcement actions. In addition, on May 27, 2011, HHS issued a proposed amendment to the existing accounting for disclosures standard of the HIPAA privacy regulations. The proposed amendment would implement a HITECH Act provision that requires covered entities to account for disclosures of electronic protected health information (“EPHI”) for treatment, payment and health care operations purposes if the disclosure is made through an electronic health record. The proposed amendment goes beyond the HITECH Act provision and would require covered entities, including our hospitals and health plans, to provide a report identifying each instance that a natural person or organization accessed EPHI in any of our electronic treatment and billing record systems during the three-year period ending on the date the report is requested. The report must track access even if the access did not involve a disclosure outside of the covered entity. If HHS adopts the proposed amendments, beginning January 1, 2013, we would be required to report access within our electronic record systems acquired after January 1, 2009. Beginning January 1, 2014, the proposed amendment requires us to report access within our electronic record systems acquired on or before January 1, 2009. Modifying our electronic record systems to prepare such access reports would require a significant commitment, action and cost by us. In addition, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to OMB but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect but the withdrawal suggests that when HHS issues the Final Rule, which it has indicated it intends to do in the next several months, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information are likely to be more onerous than those contained in the Interim Final Rule.
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
Technological advances with respect to computed axial tomography, magnetic resonance imaging and positron emission tomography equipment, as well as other equipment used in our facilities, are continually evolving. In an effort to compete with other healthcare providers, we must constantly evaluate our equipment needs and upgrade equipment as a result of technological improvements. Such equipment costs typically range from $1.0 million to $3.0 million, exclusive of construction or build-out costs. If we fail to remain current with the technological advancements of the medical community, our patient volumes and revenue may be negatively impacted.
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
Effective January 1, 2011, we acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds and similar debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC, which we currently estimate to be $188.0 million. We anticipate that we will fund this liability over 15 years after closing based upon current actuarial assumptions and estimates (such assumptions and estimates are subject to periodic adjustment). As a result of our assumption of this DMC pension liability in connection with the acquisition, we have underfunded obligations under this pension plan. The funded status of the pension plan referred to above is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to recognize pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine this pension obligation could result in an increase in the valuation of this pension obligation, which could affect the reported funded status of this pension plan and necessary future contributions, as well as the periodic pension cost in respect of this plan in subsequent fiscal years.
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
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management’s attestation with our annual report. Section 404 also requires our independent auditors to opine on our internal control over financial reporting beginning with our fiscal year ending June 30, 2012. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we reached in our June 30, 2011 management report will represent conclusions we or our independent auditors reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.
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
As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified electronic health record (“EHR”) technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.
Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.
During fiscal year 2010, we entered into a contract to construct a replacement facility for our Southeast Baptist Hospital in San Antonio, for which we have incurred $92.7 million of construction and equipment costs through June 30, 2011. This facility was opened in June 2011. We may also decide to construct an additional hospital or hospitals in the future or construct additional major expansion projects to existing hospitals in order to achieve our growth objectives. Additionally, the DMC purchase includes a commitment by us to fund $500.0 million of specified construction projects at the DMC facilities during the five years subsequent to the closing of the acquisition, many of which include substantial physical plant expansions. The $500.0 million commitment for specified construction projects and the $350.0 million for routine capital expenditures include the following remaining annual aggregate spending amounts as of June 30, 2011: $126.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million committed within four to five years. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:
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
Blackstone acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2011, we had approximately $739.7 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. During fiscal 2007, we recorded a $123.8 million ($110.5 million, net of tax benefit) impairment charge to goodwill to reduce the carrying values of our MacNeal and Weiss hospitals in Illinois to their fair values. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to these hospitals was impaired. We recorded the $43.1 million ($31.8 million, net of taxes) non-cash impairment loss during the quarter ended December 31, 2009.
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
We have a substantial amount of indebtedness. As of June 30, 2011, we had $2,787.6 million of indebtedness, $806.9 million of which was senior secured indebtedness (excluding letters of credit and guarantees). As of June 30, 2011, we had $222.8 million of secured indebtedness available for borrowing under our 2010 Revolving Facility, after taking into account $37.2 million of outstanding letters of credit. In addition, we may request an incremental term loan facility to be added to our 2010 Term Loan Facility to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and subject to certain other conditions. Similarly, we may seek to increase the borrowing availability under the 2010 Revolving Facility to an amount larger than $260.0 million, subject to the receipt of lender commitments and subject to certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.
Our substantial indebtedness could have important consequences, including the following:
•	our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to our existing notes;
•	limit our ability to obtain additional financing to fund future capital expenditures, working capital, acquisitions or other needs;
•	increase our vulnerability to general adverse economic, market and industry conditions and limit our flexibility in planning for, or reacting to, these conditions;
•	make us vulnerable to increases in interest rates since all of our borrowings under our 2010 Credit Facilities are, and additional borrowings may be, at variable interest rates;
•	our flexibility to adjust to changing market conditions and ability to withstand competitive pressures could be limited, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins;
•	limit our ability to use operating cash in other areas of our business because we must use a substantial portion of these funds to make principal and interest payments; and
•	limit our ability to compete with others who are not as highly leveraged.
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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the 8.0% Notes, the 7.750% Notes, the 10.375% Senior Discount Notes and the 2010 Credit Facilities do not fully prohibit us or our subsidiaries from doing so. Our 2010 Revolving Facility provides commitments of up to $260.0 million (not giving effect to any outstanding letters of credit, which would reduce the amount available under our 2010 Revolving Facility), of which $222.8 million was available for future borrowings June 30, 2011. In addition, we may seek to increase the borrowing availability under the 2010 Revolving Facility and to increase the amount of our 2010 Term Loan Facility as previously described. All of those borrowings would be senior and secured, and as a result, would be effectively senior to the 8.0% Notes, the 7.750% Notes, the 10.375% Senior Discount Notes, the guarantees of the 8.0% Notes and the guarantees of the 7.750% Notes by the guarantors. If we incur any additional indebtedness that ranks equally with the 8.0% Notes and the 7.750% Notes, the holders of that debt will be entitled to share ratably with the holders of the 8.0% Notes and the 7.750% Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
An increase in interest rates would increase the cost of servicing our debt and could reduce our profitability.
All of the borrowings under the 2010 Credit Facilities bear interest at variable rates. As a result, an increase in interest rates, whether because of an increase in market interest rates or an increase in our own cost of borrowing, would increase the cost of servicing our debt and could materially reduce our profitability. A 0.25% increase in the expected rate of interest under the 2010 Term Loan Facility would increase our annual interest expense by approximately $2.0 million. The impact of such an increase would be more significant to us than it would be for some other companies because of our substantial debt. We have from time to time managed our exposure to changes in interest rates through the use of interest rate swap agreements on certain portions of our previously outstanding debt and may elect to enter into similar instruments in the future for the 2010 Credit Facilities. If we enter into such derivative instruments, our ultimate interest payments may be greater than those that would be required under existing variable interest rates.
Operating and financial restrictions in our debt agreements limit our operational and financial flexibility.
The 2010 Credit Facilities and the indentures under which the 8.0% Notes, the 7.750% Notes and our 10.375% Senior Discount Notes were issued contain a number of significant covenants that, among other things, restrict our ability to:
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
Vanguard must rely on payments from its subsidiaries to fund payments on its indebtedness. Such funds may not be available in certain circumstances.
Vanguard is a holding company and all of its operations are conducted through its subsidiaries. Therefore, Vanguard depends on the cash flows of its subsidiaries to meet its obligations, including its indebtedness. The ability of these subsidiaries to distribute to Vanguard by way of dividends, distributions, interest, return on investments, or other payments (including loans) is subject to various restrictions, including restrictions imposed by the 2010 Credit Facilities and the indentures relating to our existing notes; and future debt may also limit such payments.
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
Risks Relating to Ownership of Our Common Stock
The market price of our common stock could decline due to the future issuance of additional common stock in connection with our incentive plans, acquisitions or otherwise.
We had 426,833,236 shares of common stock authorized but unissued as of June 30, 2011. Our certificate of incorporation authorizes us to issue these shares of common stock and options, rights, warrants and appreciation rights relating to common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. We reserved 14,000,000 shares for issuance under our 2011 Stock Incentive Plan, 2,929,819 of which were issued or reserved in connection with the Holding Merger leaving 11,070,181 shares available for future awards. Any common stock that we issue, including under our 2011 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who have purchased our common stock.
The market price of our common stock may be volatile, which could cause the value of our common stock to decline.
The market price of our common stock may be volatile due to a number of factors such as those listed in “—Risks Related to our Business and Structure” and the following, some of which are beyond are control:
•	quarterly variations in our results of operations;
•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
•	announcements by us, our competitors or our vendors of significant contracts, acquisitions, joint ventures or capital commitments;
•	announcements by third parties of significant claims or proceedings against us;
•	future sales of our common stock; and
•	general domestic economic conditions.
Furthermore, the stock market has experienced extreme volatility that in some cases has been unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

If we or our existing investors sell additional shares of our common stock, the market price of our common stock could decline.
After the expiration of the 180-day lock-up period mentioned below expires, sales of a substantial number of shares of our common stock in the public market, or the perception that these sales could occur, could substantially decrease the market price of our common stock. Substantially all of the shares of our common stock will then be available for resale in the public market. Registration of the sale of these shares of our common stock would permit their sale into the market immediately. Upon registration of any of these shares for resale, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them.
In addition, pursuant to a registration rights agreement, we have granted certain members of our management and other stockholders the right to cause us, in certain instances, at our expense, to file registration statements under the Securities Act covering resales of our common stock held by them. These shares represent approximately 65.0% of our outstanding common stock. These shares also may be sold pursuant to Rule 144 under the Securities Act, depending on their holding period and subject to restrictions in the case of shares held by persons deemed to be our affiliates. As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them.
We, our directors and executive officers, Blackstone, MSCP and affiliated funds and other equity co-investors, have agreed not to offer or sell, dispose of or hedge, directly or indirectly, any common stock for a period of 180 days from the June 21, 2011 date of the initial public offering, subject to certain exceptions and automatic extension in certain circumstances.
Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, stockholders may not receive any return on investment unless they sell their common stock for a price greater than that which they paid for it.
We may retain future earnings, if any, for future operation, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our 2010 Credit Facilities and the indentures governing the 8.0% Notes, 7.750% Notes and our 10.375% Senior Discount Notes. As a result, stockholders may not receive any return on an investment in our common stock unless they sell our common stock for a price greater than that which they paid for it.
Our Sponsors and certain members of our management continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit our stockholders’ ability to influence the outcome of key transactions, including a change of control.
We are controlled by private equity funds associated with Blackstone and MSCP (the “Sponsors”) and certain members of our management who are party to a stockholders agreement between such shareholders and us. Our Sponsors own approximately 48.2% of our common stock through various investment funds affiliated with our Sponsors. Certain members of our management who are party to the stockholders agreement own approximately 11.2% of our common stock. In addition, our Sponsors will have the ability to nominate a number of our directors provided certain ownership thresholds are maintained, and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, under the stockholders agreement, Blackstone has consent rights over certain extraordinary transactions by Vanguard, including mergers and sales of all or substantially all of our assets, provided a certain ownership threshold is maintained. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether others believe that the transaction is in our best interests. So long as the Sponsors and certain members of our management who are party to the stockholders agreement continue to beneficially own a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors.

Our Sponsors are also in the business of making investments in companies and may from time to time acquire and hold interests in businesses that compete directly or indirectly with us. Our Sponsors may also pursue acquisition opportunities that are complementary to our business and, as a result, those acquisition opportunities may not be available to us. So long as the Sponsors and certain members of our management who are party to the stockholders agreement continue to beneficially own a significant amount of our outstanding common stock, even if such amount is less than 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions and the Sponsors will have the right to nominate a certain number of our directors. The concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and might ultimately affect the market price of our common stock.
We are a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualify for, and are relying on, exemptions from certain corporate governance requirements. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Sponsors and certain members of our management who are party to the stockholders agreement control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the New York Stock Exchange corporate governance standards. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•	the requirement that a majority of the board of directors consist of independent directors;
•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;
•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	the requirement for an annual performance evaluation of the nominating and corporate governance and compensation committees.
We are utilizing these exemptions. As a result, we do not have a majority of independent directors, our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors and such committees are not subject to annual performance evaluations. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the New York Stock Exchange.
Anti-takeover provisions in our certificate of incorporation and by-laws and Delaware law could delay or prevent a change in control.
Our certificate of incorporation and by-laws may delay or prevent a merger, acquisition or other change of control transaction that a stockholder may consider favorable by, among other things, providing for a classified board consisting of three classes of directors, permitting our board of directors to issue one or more series of preferred stock, requiring advance notice for stockholder proposals and nominations, placing limitations on convening stockholder meetings and restricting certain business combinations with stockholders other than Blackstone who obtain beneficial ownership of a certain percentage of our outstanding common stock. These provisions may also discourage third parties from making acquisition proposals, which could impede the ability of our stockholders to realize a premium for the shares of common stock beneficially owned by them and otherwise harm our stock price.
We have entered into a stockholders agreement with the Sponsors and certain members of our management pursuant to which the Sponsors are entitled to nominate a number of directors provided certain ownership thresholds are maintained.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
A listing of our owned acute hospitals is included in Item 1 of this report under the caption “Business-Our Facilities”. We also own or lease space for outpatient service facilities complementary to our hospitals and own and operate a limited number of medical office buildings (some of which are joint ventures) associated with our hospitals that are occupied primarily by physicians who practice at our hospitals. The most significant of these complementary outpatient healthcare facilities are two surgery centers in Orange County, California and a 50% interest in seven diagnostic imaging centers in San Antonio, Texas. Most of these outpatient facilities are in leased facilities, and the diagnostic imaging centers in San Antonio are owned and operated in joint ventures where we have minority partners.
As of June 30, 2011, we leased approximately 53,200 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.
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
Sherman Act Antitrust Class Action Litigation — Maderazo, et al v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et. al., Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006) and Cason-Merenda, et al. v. Detroit Medical Center, et al., Case No. 2:06-cv-15601-GER-DAS (United States District Court, Eastern District of Michigan, Southern Division, filed December 15, 2006
On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys fees. From 2006 through April 2008 we and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, solely the issue of whether the court will certify a class in this suit, the court having bifurcated the class and merit issues. In April 2008 the case was stayed by the judge pending his ruling on plaintiffs’ motion for class certification. We believe that the allegations contained within this putative class action suit are without merit, and we have vigorously worked to defeat class certification. If a class is certified, we will continue to defend vigorously against the litigation.
On the same date in 2006 that this suit was filed against us in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by us). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, one of which systems was DMC. Since representatives of the Service Employees International Union (“SEIU”) joined plaintiffs’ attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, we believe that SEIU’s involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio and Detroit. The registered nurses in our hospitals in San Antonio and Detroit are currently not members of any union. In the suit in Detroit against DMC, the court did not bifurcate class and merits issues. Discovery has closed. Plaintiffs have filed a motion for class certification. DMC and the other defendants have filed motions for summary judgment. The motions are currently pending before the trial judge.
If the plaintiffs in the San Antonio and/or Detroit suits (1) are successful in obtaining class certification and (2) are able to prove both liability and substantial damages, which are then trebled under Section 1 of the Sherman Act, such a result could materially affect our business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on our financial position or results of operations.
Self-Disclosure of Employment of Excluded Persons
Federal law permits the OIG to impose civil monetary penalties, assessments and/or to exclude from participation in federal healthcare programs, individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation. Civil monetary penalties of up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions also can be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. On October 12, 2009, we voluntarily disclosed to the OIG that two employees had been excluded from participation in Medicare at certain times during their employment. On September 9, 2010, we submitted to the OIG our formal voluntary disclosure pursuant to the OIG’s Provider Self-Disclosure Protocol in respect of these two employees. On October 20, 2010 and on November 4, 2010, the OIG accepted our submissions into the Self Disclosure Protocol. If the OIG were to impose all potentially available sanctions and penalties against us in this matter, such a result could materially affect our business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on our financial position or results of operations.
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
We intend to cooperate fully with the investigation of this matter. To date, the DOJ has not asserted any specific claim of damages against us or our hospitals. Because we are in the early stages of this investigation, we are unable to predict its timing or outcome at this time. However, as we understand that this investigation is being conducted under the False Claims Act (“FCA”), if the DOJ’s initial analysis of our claims is substantiated, then we are at risk for significant damages under the FCA’s treble damages and civil monetary penalty provisions and, as a result, such damages could materially affect our business, financial condition or results of operations.
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
Price Range of Common Stock
Our common stock began trading on June 22, 2011, on the New York Stock Exchange (“NYSE”) under the symbol “VHS.” Prior to that date, there was no public market for our common stock. As of August 15, 2011, there were 129 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE from the date our common stock began trading until the end of the fourth fiscal quarter of 2011:

	High	Low
June 22, 2011 to June 30, 2011	$18.58	$16.62
Recent Sales of Unregistered Securities
During the quarter ended June 30, 2011, we issued to seven former employees an aggregate of 60,177 shares (adjusted to give effect to the June 2011 stock split) of our common stock upon such employees’ exercise of vested stock options granted to them under our 2004 Stock Plan, with the issuances being more particularly described as follows:

Date of Issuance	Purchase Price ($)	Share Amount
April 25, 2011	$3,948	1,370
April 26, 2011	30,640	10,963
April 27, 2011	11,656	4,170
April 28, 2011	24,117	8,341
April 29, 2011	55,560	19,186
April 29, 2011	23,617	8,163
May 2, 2011	22,314	7,984

	$171,852	60,177
These securities were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act and Rule 701 promulgated thereunder. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The former employees received adequate information about us and had adequate access, through their relationships with us, to such information.
Dividend Policy
We have no current plans to pay any cash dividends on our common stock for the foreseeable future and instead plan to retain earnings, if any, for future operations, expansions and debt repayments. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, cash requirements, financial condition, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is limited by covenants in our 2010 Credit Facilities and in the indentures governing the 8.0% Notes, 7.750% Notes and our 10.375% Senior Discount Notes, and any financing arrangements that we may enter into in the future. On January 26, 2011, prior to our initial public offering, we paid dividends to our equity holders of approximately $444.7 million in the aggregate.

Use of Proceeds
On June 27, 2011, we completed the initial public offering (the “IPO”) of 25,000,000 shares of our common stock (the “IPO Shares”) at a price to the public of $18.00 per share and on July 12, 2011 we closed the sale of an additional 3,750,000 shares of our common stock (the “Green Shoe Shares”) at the public offering price of $18.00 per share pursuant to the over-allotment option that was granted by us to the underwriters as part of the IPO. The IPO Shares and the Green Shoe shares were registered under the Securities Act of 1933, as amended, on a registration statement on Form S-1 (Registration No. 333-173547). The registration statement was declared effective by the Securities and Exchange Commission on June 21, 2011. Bank of America Merrill Lynch, Barclays Capital, Citi, Deutsche Bank Securities and J.P. Morgan served as joint book-running managers for the IPO.
The net proceeds to us from the sale of the IPO Shares, after deducting the underwriting discount of approximately $25.9 million and additional offering-related expenses then reasonably estimated at $6.5 million, were approximately $417.6 million. The net proceeds to us from the sale of the Green Shoe Shares, after deducting the underwriting discount of approximately $3.9 million, were approximately $63.6 million. We used the net proceeds to us from the sale of the IPO Shares and from the Green Shoe Shares to redeem an aggregate of $481.2 million accreted value of our 10.375% Senior Discount Notes at redemption price of 105%. Each such redemption was made pursuant to a provision of the indenture that required us to redeem such Notes with the net cash proceeds of certain equity offerings. Some of the underwriters or their affiliates may have received part of the proceeds of the offering by reason of the redemption of Notes held by them.

Item 6.	Selected Financial Data.
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five years ended June 30, 2011. The selected historical financial data as of and for the years ended June 30, 2007, 2008, 2009, 2010 and 2011 were derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. Dispositions completed during fiscal 2007 and fiscal 2010 have been excluded from all periods presented. See “Executive Overview” included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Year ended June 30,
	2007	2008	2009	2010	2011
Statement of Operations Data (millions):
Total revenues	$2,563.9	$2,775.6	$3,185.4	$3,376.9	$4,895.9
Costs and expenses:
Salaries and benefits (includes stock compensation of $1.2, $2.5, $4.4 $4.2 and $4.8, respectively)	1,061.4	1,146.2	1,233.8	1,296.2	2,020.4
Health plan claims expense	297.0	328.2	525.6	665.8	686.3
Supplies	420.8	433.7	455.5	456.1	669.9
Provision for doubtful accounts	174.8	205.5	210.3	152.5	302.3
Other operating expenses	367.6	398.5	461.9	483.9	798.8
Depreciation and amortization	117.0	129.3	128.9	139.6	193.8
Interest, net	123.8	122.1	111.6	115.5	171.2
Monitoring fees and expenses	5.2	6.3	5.2	5.1	31.3
Impairment and restructuring charges	123.8	—	6.2	43.1	6.0
Debt extinguishment costs	—	—	—	73.5	—
Other expenses	(5.0)	0.2	(2.5)	4.0	8.0

Subtotal	2,686.4	2,770.0	3,136.5	3,435.3	4,888.0

Income (loss) from continuing operations before income taxes	(122.5)	5.6	48.9	(58.4)	7.9
Income tax benefit (expense)	11.6	(2.2)	(16.8)	13.8	(9.3)

Income (loss) from continuing operations	(110.9)	3.4	32.1	(44.6)	(1.4)
Loss from discontinued operations, net of taxes	(19.2)	(1.1)	(0.3)	(1.7)	(5.9)

Net income (loss)	(130.1)	2.3	31.8	(46.3)	(7.3)
Less: Net income attributable to non-controlling interests	(2.6)	(3.0)	(3.2)	(2.9)	(3.6)

Net income (loss) attributable to Vanguard
Health Systems, Inc. stockholders	$(132.7)	$(0.7)	$28.6	$(49.2)	$(10.9)

Per Share Data:
Basic earnings (loss) per share	$(2.97)	$(0.01)	$0.64	$(1.10)	$(0.24)
Diluted earnings (loss) per share	(2.97)	(0.01)	0.63	(1.10)	(0.24)
Cash dividends paid per share	—	—	—	—	9.81

Balance Sheet Data (millions):
Cash and cash equivalents	$120.1	$141.6	$308.2	$257.6	$936.6
Assets	2,538.1	2,582.3	2,731.1	2,729.6	4,568.4
Long-term debt, including current portion	1,528.7	1,537.5	1,551.6	1,752.0	2,787.6
Working capital	156.4	217.8	251.6	105.0	351.6

	Year ended June 30,
	2007	2008	2009	2010	2011
Other Financial Data (millions):
Adjusted EBITDA (a)	$243.5	$266.0	$302.7	$326.6	$423.0
Capital expenditures	164.3	119.8	132.0	155.9	206.5
Cash provided by operating activities	125.6	176.3	313.1	315.2	276.6
Cash used in investing activities	(118.5)	(143.8)	(133.6)	(156.5)	(544.9)
Cash provided by (used in) financing activities	(10.6)	(11.0)	(12.9)	(209.3)	947.3

	Year ended June 30,
	2007	2008	2009	2010	2011
Unaudited Operating Data — continuing operations:
Number of hospitals, end of period	15	15	15	15	26
Number of licensed beds, end of period (b)	4,143	4,181	4,135	4,135	6,201
Discharges (c)	166,873	169,668	167,880	168,370	223,793
Adjusted discharges (d)	277,231	283,250	288,807	295,702	404,178
Net revenue per adjusted discharge (e)	$7,674	$8,047	$8,503	$8,408	$9,637
Patient days (f)	721,832	734,838	709,952	701,265	977,879
Average length of stay (g)	4.33	4.33	4.23	4.17	4.37
Inpatient surgeries (h)	37,227	37,538	37,970	37,320	49,813
Outpatient surgeries (i)	76,606	73,339	76,378	75,969	98,875
Emergency room visits (j)	572,946	588,246	605,729	626,237	924,848
Occupancy rate (k)	48%	48%	47%	46%	43%
Member lives (l)	145,600	149,600	218,700	241,200	245,100

(a)	We define Adjusted EBITDA as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, non-controlling interests, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, pension expense (credits), and discontinued operations, net of taxes. Monitoring fees and expenses represent fees and reimbursed expenses paid to affiliates of The Blackstone Group and Metalmark Subadvisor LLC for advisory and oversight services. Adjusted EBITDA is a measure used by management to evaluate its operating performance. It is reasonable to expect these reconciling items to occur in future periods, but for many of them the amounts recognized can vary significantly from period to period, do not relate directly to the ongoing operations of our healthcare facilities and complicate period comparisons of our results of operations and operations comparisons with other healthcare companies. Adjusted EBITDA is not intended as a substitute for net income (loss) attributable to Vanguard Health Systems, Inc. stockholders, operating cash flows or other cash flow statement data determined in accordance with GAAP. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, since it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. Because Adjusted EBITDA is not a GAAP measure and is susceptible to varying calculations, Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies. We believe that Adjusted EBITDA provides useful information as a measurement of our financial performance on the same basis as that viewed by management to investors, lenders, financial analysts and rating agencies. These groups have historically used EBITDA-related measures in the healthcare industry, along with other measures, to estimate the value of a company, to make informed investment decisions, to evaluate a company’s operating performance compared to that of other companies in the healthcare industry and to evaluate a company’s leverage capacity and its ability to meet its debt service requirements. Adjusted EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of a company’s operating performance. Many of the items excluded from Adjusted EBITDA result from decisions outside the control of operating management and may differ significantly from company to company due to differing long-term decisions regarding capital structure, capital investment strategies, the tax jurisdictions in which the companies operate and unique circumstances of acquired entities. Adjusted EBITDA is also used by us to measure individual performance for incentive compensation purposes and as an analytical indicator for purposes of allocating resources to our operating businesses and assessing their performance, both internally and relative to our peers, as well as to evaluate the performance of our operating management teams. The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to Vanguard Health Systems, Inc. stockholders for the respective periods presented (in millions).

	Year ended June 30,
	2007	2008	2009	2010	2011
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(132.7)	$(0.7)	$28.6	$(49.2)	$(10.9)
Interest, net	123.8	122.1	111.6	115.5	171.2
Income tax expense (benefit)	(11.6)	2.2	16.8	(13.8)	9.3
Depreciation and amortization	117.0	129.3	128.9	139.6	193.8
Non-controlling interests	2.6	3.0	3.2	2.9	3.6
Equity method income	(1.0)	(0.7)	(0.8)	(0.9)	(0.9)
Stock compensation	1.2	2.5	4.4	4.2	4.8
Loss (gain) on disposal of assets	(4.0)	0.8	(2.3)	1.8	(0.2)
Realized losses (gains) on investments	—	—	0.6	—	(1.3)
Monitoring fees and expenses	5.2	6.4	5.2	5.1	31.3
Acquisition related expenses	—	—	—	3.1	12.5
Debt extinguishment costs	—	—	—	73.5	—
Impairment and restructuring charges	123.8	—	6.2	43.1	6.0
Pension expense (credits)	—	—	—	—	(2.1)
Loss from discontinued operations net of taxes	19.2	1.1	0.3	1.7	5.9

Adjusted EBITDA	$243.5	$266.0	$302.7	$326.6	$423.0

(b)	Licensed beds are those beds for which a facility has been granted approval to operate from the applicable state licensing agency.

(c)	Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(d)	Adjusted discharges is used by management and certain investors as a general measure of consolidated inpatient and outpatient volumes. Adjusted discharges is computed by multiplying discharges by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the result by gross inpatient revenues.

(e)	Net revenue per adjusted discharge is calculated by dividing net patient revenues by adjusted discharges and measures the average net payment expected to be received for an episode of service provided to a patient.

(f)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(g)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(h)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(i)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(j)	Emergency room visits represent the number of patient visits to a hospital or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(k)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient rooms.

(l)	Member lives represent the total number of members in PHP, AAHP and MHP as of the end of the respective period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Executive Overview
In June 2011, we completed our initial public offering (the IPO) of 25,000,000 shares of our common stock. Including the subsequent exercise in July 2011 of the underwriters’ over-allotment option to purchase 3,750,000 shares, a total of 28,750,000 shares were sold by us at a price of $18.00 per share (prior to deducting underwriter discounts and commissions) in connection with the IPO. We used the net proceeds from the IPO to redeem a substantial portion of our 10.375% Senior Discount Notes due 2016 including the 5% redemption premium. Our common stock is now traded on the New York Stock Exchange (symbol “VHS”).
As of June 30, 2011, we owned and operated 26 hospitals with a total of 6,201 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts, and two surgery centers in Orange County, California. As of June 30, 2011, we also owned three health plans with approximately 245,100 members.
During fiscal 2011, our same hospital revenue growth was limited by significant challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or those covered by lower paying Medicaid plans. We were successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during fiscal 2012 and beyond. Our comprehensive debt refinancing (the “Refinancing”) during January 2010 extended the maturities of our debt by up to five years. The Refinancing, along with the proceeds from additional debt offerings in July 2010 and January 2011 (see further discussion in “Liquidity and Capital Resources”) and the IPO in June 2011, will be essential to the funding of our long-term growth strategies. We were able to successfully diversify our portfolio of assets by completing multiple acquisitions during fiscal 2011 as discussed further below.
Our mission is to help people in the communities we serve achieve health for life by delivering a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee per episode basis, expanding services and strengthening the financial performance of our existing operations, and selectively acquiring other hospitals where we see an opportunity to improve operating performance and expand our mission. This business strategy is a framework for long-term success in an industry that is undergoing significant change, but we may continue to experience operating challenges in the short term until the general economy improves and our initiatives are fully implemented.
The Acquisitions
The Detroit Medical Center
Effective January 1, 2011, we purchased substantially all of the assets of DMC, which assets consist primarily of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. These eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. We paid cash of $368.1 million to acquire the DMC assets using cash on hand ($4.8 million of this amount represented acquisition related expenses).

We acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC, which liability we anticipate that we will fund over 15 years after closing based upon current actuarial assumptions and estimates (which assumptions and estimates are subject to periodic adjustment). We also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of representatives and us. To collateralize this commitment, concurrent with the closing of the transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). In May 2011, we replaced the Warrant Shares with our contingent unsecured subordinated promissory note payable to the legacy DMC entity in the principal amount of $500.0 million to collateralize the $500.0 million specified project capital commitment, as permitted by our purchase agreement relating to DMC. The principal amount of the promissory note is reduced as we expend capital or escrow cash related to this capital commitment.
The Resurrection Facilities
On August 1, 2010, we completed the purchase of Westlake Hospital and West Suburban Medical Center (the “Resurrection Facilities”) in the western suburbs of Chicago, Illinois, from Resurrection Health Care for a purchase price of approximately $45.3 million, which was funded with cash on hand. Westlake Hospital is a 225-bed acute care facility located in Melrose Park, Illinois, and West Suburban Medical Center is a 233-bed acute care facility located in Oak Park, Illinois. Both of these facilities are located less than seven miles from our MacNeal Hospital and will enable us to achieve a greater market presence in the western suburban area of Chicago. As part of this purchase, we acquired substantially all of the assets (other than cash on hand and certain other current assets) and assumed certain liabilities of these hospitals. We expect that our acquisition of these hospitals will enable us to gain market efficiencies in these suburban Chicago communities by centralizing administrative functions and reclaiming a percentage of the current outmigration of healthcare services to other Chicago providers.
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
Operating Environment
We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us. In order to remain competitive in the markets we serve, we must transform our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers. These factors will require continued focus on quality of care initiatives. As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. Our ability to demonstrate quality of care will also impact our Medicare reimbursement in future periods. The changes to the healthcare landscape that have begun or that we expect to begin in the immediate future are outlined below.
Payer Mix Shifts
During fiscal 2011 compared to the prior year period, we provided more healthcare services to patients who were uninsured or had coverage under Medicaid or managed Medicaid programs and provided fewer healthcare services to patients who had commercial managed care coverage, a trend that began during fiscal year 2010. Much of this shift resulted from general economic weakness in the markets we serve. As individuals lost their coverage under employer-sponsored managed care plans, many became eligible for state Medicaid or managed Medicaid programs or else became uninsured. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during fiscal 2012. A portion of this increase also resulted from our acquisition of DMC, which provides a greater percentage of services to Medicaid patients than the average of our other facilities.

Health Reform Law
The provisions included in The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), enacted in calendar 2010 include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement including market basket and disproportionate share payment decreases; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we have begun the process of transforming our delivery of care to adapt to the changes from the Health Reform Law that will be transitioned during the next several years.
Physician Alignment
Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During fiscal year 2010, we added 70 employed physicians to our physician network (net of physicians who left our network). During fiscal year 2011, we added over 200 additional employed physicians including those from our fiscal year 2011 acquisitions. Our acquisitions of the Arizona Heart Institute and a cardiology group in San Antonio represented important steps in our physician alignment process. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. Our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.
Cost pressures
In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits, and higher nurse to patient ratios necessary to improve quality of care. We have implemented multiple initiatives to stabilize our nursing workforce, including a nurse leadership professional practice model and employee engagement strategies. We experienced a decrease in nursing voluntary turnover from approximately 12% during the year ended June 30, 2009 to 10% during the year ended June 30, 2010 and this ratio remained relatively flat during fiscal 2011. During fiscal year 2010, we achieved the 72nd percentile for employee engagement within the Gallup Organization Employee Engagement Database. The Gallup score for same hospital facilities for fiscal year 2011 was the 67th percentile for employee engagement. Despite a slight decrease in fiscal 2011, these results reflect progress towards both achieving stability in our nursing workforce and improving employee engagement since we began monitoring employee engagement during fiscal year 2008, our baseline year. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives, including consolidation of low-priced vendors, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians to reduce physician preference items, but we are uncertain if we can sustain these reductions in future periods.
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
We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients.
The following table sets forth the percentages of net patient revenues by payer for the years ended June 30, 2009, 2010 and 2011.

	Year ended June 30,
	2009	2010	2011
Medicare	25.3%	25.5%	25.7%
Medicaid	7.9%	7.4%	12.0%
Managed Medicare	14.1%	14.8%	11.8%
Managed Medicaid	8.8%	9.5%	9.4%
Managed care	34.7%	34.9%	31.8%
Self pay	8.3%	6.8%	8.4%
Other	0.9%	1.1%	0.9%

Total	100.0%	100.0%	100.0%

See “Item 1. Business—Sources of Revenues” included elsewhere in this report for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discuss the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education including the annual Medicare regulatory updates published by CMS in August 2011 that impact reimbursement rates under the plan for services provided during the federal fiscal year beginning October 1, 2011 and the impact of the Health Reform Law on these reimbursements.
Volumes by Payer
During the year ended June 30, 2011 compared to the year ended June 30, 2010, discharges increased 32.9% and adjusted discharges increased 36.7%. On a same hospital basis, discharges decreased by 0.3%, while adjusted discharges increased 2.4% The following table provides details of discharges by payer for the years ended June 30, 2009, 2010 and 2011.

	Year ended June 30,
	2009		2010		2011
Medicare	45,516	27.1%	46,385	27.5%	64,320	28.7%
Medicaid (a)	17,068	10.2%	14,867	8.8%	23,783	10.6%
Managed Medicare	26,925	16.0%	27,393	16.3%	31,984	14.3%
Managed Medicaid	23,185	13.8%	25,717	15.3%	36,670	16.4%
Managed care	48,977	29.2%	45,152	26.8%	53,527	23.9%
Self pay (a)	5,650	3.4%	8,168	4.9%	12,459	5.6%
Other	559	0.3%	688	0.4%	1,050	0.5%

Total	167,880	100.0%	168,370	100.0%	223,793	100.0%

(a)	Medicaid and self pay discharges were impacted by the change in our Medicaid pending policy in our Illinois hospitals effective April 1, 2009 and in our other hospitals effective July 1, 2009. Absent the impact of the Medicaid pending policy changes, Medicaid discharges would have been 17,235 and 17,584 for the years ended June 30, 2009 and 2010, respectively, while self pay discharges would have been 5,483 and 5,451 for the years ended June 30, 2009 and 2010, respectively. Our Medicaid pending policy change had no comparative impact between the years ended June 30, 2010 and 2011.

Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same hospital basis was $8,503, $8,408 and $8,618 for the years ended June 30, 2009, 2010 and 2011, respectively. Growth in this ratio continues to be limited by the payer mix shifts we have experienced during the past twelve months. A greater percentage of our discharges during the year ended June 30, 2011 were attributable to patients who had Medicaid coverage or were uninsured as opposed to those with managed care coverage compared to the year ended June 30, 2010. We typically receive lower reimbursement for the same services provided to patients covered by Medicaid, whether under such traditional or managed programs, than those provided to patients with commercial managed care coverage.
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

June 30, 2010	0-90 days	91-180 days	Over 180 days	Total
Medicare	17.7%	0.4%	0.3%	18.4%
Medicaid	5.6%	0.6%	0.9%	7.1%
Managed Medicare	11.3%	0.7%	0.6%	12.6%
Managed Medicaid	7.4%	0.4%	0.3%	8.1%
Managed care	27.1%	1.9%	1.1%	30.1%
Self pay(1)	10.2%	3.1%	0.7%	14.0%
Self pay after primary(2)	2.5%	3.3%	0.8%	6.6%
Other	2.1%	0.6%	0.4%	3.1%

Total	83.9%	11.0%	5.1%	100.0%

June 30, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.8%	1.5%	1.0%	18.3%
Medicaid	6.1%	1.2%	1.6%	8.9%
Managed Medicare	6.9%	0.7%	0.5%	8.1%
Managed Medicaid	12.2%	1.7%	1.6%	15.5%
Managed care	21.0%	2.9%	1.6%	25.5%
Self pay(1)	10.5%	3.7%	1.5%	15.7%
Self pay after primary(2)	1.5%	2.2%	1.0%	4.7%
Other	1.9%	0.6%	0.8%	3.3%

Total	75.9%	14.5%	9.6%	100.0%

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 83.8% and 88.2% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2010 and 2011, respectively. This ratio was 92.5% on a same hospital basis as of June 30, 2011.
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
The demand for Medicaid coverage has increased during the past two years due to job losses that have left many individuals without health insurance. Medicaid remains the highest individual program cost for most states, including those in which we operate. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have and may further enact healthcare spending cuts or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness.
The Governor of Arizona has signed the state’s fiscal 2012 budget legislation, which includes a 5% cut to provider reimbursement effective October 1, 2011, and a reduction of approximately 160,000 eligible Medicaid beneficiaries (including 100,000 childless adults) to be achieved over a twelve month period, beginning July 2011, through enrollment caps, attrition and more stringent eligibility requirements. Arizona had most recently reduced provider reimbursement by 5% in April 2011. These changes require CMS approval under the Health Reform Law. Arizona has received a waiver from CMS which eliminates Medicaid coverage for the estimated 100,000 childless adults and is currently awaiting approval on the remaining 60,000 eligible beneficiaries, which represent families with income levels that fall between 75% and 100% of the federal poverty level. Additionally, AHCCCS has proposed a gain sharing plan, the details of which have not been finalized, which would be implemented through an annual reconciliation process with the managed Medicaid health plans.
The American Recovery and Reinvestment Act enacted in 2009 set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal matching percentage (FMAP) until December 2010. In August 2010, the additional FMAP assistance was extended until June 30, 2011 with a transitional phase-out to occur from January 1, 2011 to June 30, 2011. Absent significant improvement in economic conditions, we expect that many of the states in which we operate will encounter additional budgetary issues now that the additional FMAP funding has expired and, similar to Arizona, may choose to reduce Medicaid reimbursements or limit eligibility for Medicaid coverage, which could have a material adverse impact on our results of operations and cash flows. During the year ended June 30, 2011, Medicaid and managed Medicaid programs accounted for approximately 21.4% of our net patient revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the year ended June 30, 2011, we recognized approximately 31.8% of our net patient revenues from managed care payers.
If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.
Premium Revenues
We recognize premium revenues from our three health plans, PHP, AAHP and MHP. Premium revenues from these three plans increased $29.7 million or 3.5% during the year ended June 30, 2011 compared to the year ended June 30, 2010. PHP’s average membership increased to approximately 203,700 for the year ended June 30, 2011 compared to approximately 195,700 for the year ended June 30, 2010. PHP’s increase in revenues and membership during the year ended June 30, 2011 resulted from the increase in individuals eligible for AHCCCS coverage due to weakened economic conditions in Arizona.
As previously discussed, in response to the State of Arizona’s budget deficiency during its 2012 fiscal year, AHCCCS has reduced eligibility for coverage and is considering changes to its current contract with PHP that would negatively impact PHP’s current and future revenues. AHCCCS could still take further actions in the near term that could materially adversely impact our operating results and cash flows including further reimbursement rate cuts, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including cancelling PHP’s contract.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical because they involve highly subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance.
Revenues and Revenue Deductions
We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third party payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, we apply contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenues were 1% higher for all insured accounts, our net revenues would have been reduced by approximately $81.0 million and $117.9 million for the years ended June 30, 2010 and 2011, respectively. We derive most of our patient service revenues from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.
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
Medicare regulations and many of our managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. We estimate amounts owed to or receivable from the Medicare program using the best information available and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in our consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $8.0 million, $6.6 million and $7.3 million during the years ended June 30, 2009, 2010 and 2011, respectively. Additionally, updated regulations and contract negotiations with payers occur frequently, which necessitates continual review of revenue estimation processes by management. We believe that future adjustments to our current third party settlement estimates will not materially impact our results of operations, cash flows or financial position.
Our presentation of revenues and revenue deductions in our fiscal year 2012 is expected to be significantly modified based upon the reclassification of the allowance for doubtful accounts and provision for doubtful accounts. In July 2011, the Financial Accounting Standards Board (the “FASB”) issued accounting standards update (“ASU”) 2011-07, “Health Care Entities (Topic 954): Presentation of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities,” which will require healthcare entities to present the provision for doubtful accounts related to patient service revenues as a deduction from patient service revenues in the statement of operations rather than as an operating expense. We expect to early adopt this guidance effective July 1, 2011. Additional disclosures relating to our sources of patient revenues and allowance for doubtful accounts related to patient accounts receivable will be required. Upon the retrospective adoption of this ASU, we will reclassify the provision for doubtful accounts related to prior period patient service revenues as a deduction from patient service revenues as required by this ASU.

Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. We implemented this same policy for our Phoenix and San Antonio hospitals effective for service dates on or after July 1, 2009. These discounts were approximately $215.7 million and $277.2 million for the years ended June 30, 2010 and 2011, respectively.
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines. We also provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the fiscal years 2009 and 2010, a significant percentage of our charity care deductions represented services provided to undocumented aliens under the Section 1011 border funding reimbursement program. Border funding qualification ended in Texas during fiscal year 2009, ended in Illinois during fiscal year 2010, and qualification ended during our fiscal year 2011 in Arizona.
We record revenues related to the Provider Tax Assessment (“PTA”) programs, such as those in Illinois and Michigan, when the receipt of payment from the state entity is assured. For the Texas Upper Payment Limit (“UPL”) program we recognize revenues that offset the expenses associated with the provision of charity care when the services are provided. We recognize federal match revenues under the Texas UPL program when payments are assured.
We earned premium revenues of $678.0 million, $839.7 million and $869.4 million during the years ended June 30, 2009, 2010, 2011, respectively, from our health plans. Our health plans, PHP, AAHP and MHP, have agreements with AHCCCS, CMS and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of members in PHP and AAHP. Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to CMS.
Allowance for Doubtful Accounts and Provision for Doubtful Accounts
Our ability to collect the self-pay portions of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 21.8% and 29.7% of accounts receivable, net of contractual discounts, as of June 30, 2010 and 2011, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.
We estimate our allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to discharge date plus percentages of uninsured accounts and self-pay after insurance accounts less than 365 days old. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. We adjust the standard percentages in our allowance for doubtful accounts reserve policy as necessary given changes in trends from these analyses or policy changes, such as the uninsured discount policy we implemented in Phoenix, San Antonio and Illinois. If our uninsured accounts receivable as of June 30, 2010 and 2011 were 1% higher, our provision for doubtful accounts would have increased by $0.7 million and $2.1 million, respectively. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows.

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

	Year ended June 30,
	2010	2011
Medicaid pending accounts receivable	$23.5	$63.7
Medicaid pending successfully qualified	$44.3	$151.9
Medicaid pending not qualified (uninsured)	$63.5	$78.3
Medicaid pending not qualified (charity)	$17.1	$52.5
Medicaid pending qualification success percentage	36%	54%
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
See “Revenues and Revenue Deductions” within this section, for discussion of our expected early adoption of ASU 2011-07 effective July 1, 2011.
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
Through the period ended June 30, 2010, we insured our excess professional and general liability coverage under a retrospectively rated policy, and premiums under this policy were recorded at the minimum premium. We self-insure our workers compensation claims ranging from $0.6 million to $1.0 million per claim and purchase excess insurance coverage for claims exceeding the self-insured limits.

The following tables summarize our employee health, professional and general liability and workers compensation reserve balances (including the current portions of such reserves) as of June 30, 2010 and 2011 and claims loss and claims payment information during the years ended June 30, 2009, 2010 and 2011 (in millions).

		Professional
		and
	Employee	General	Workers
	Health	Liability	Compensation
Reserve balance:
June 30, 2008	$1.5	$74.3	$18.8
June 30, 2009	$13.4	$92.9	$18.2
June 30, 2010	$14.1	$91.8	$15.7
June 30, 2011	$30.6	$326.8	$32.1

Acquired balances and other:
Year ended June 30, 2011	$14.2	$227.9	$17.0

Current year provision for claims losses:
Year ended June 30, 2009	$93.2	$22.2	$7.8
Year ended June 30, 2010	$115.8	$26.4	$7.4
Year ended June 30, 2011	$169.3	$52.1	$11.0

Adjustments to prior year claims losses:
Year ended June 30, 2009	$(0.6)	$13.4	$(3.8)
Year ended June 30, 2010	$(1.5)	$8.4	$(5.1)
Year ended June 30, 2011	$(3.0)	$(5.4)	$(4.3)

Claims paid related to current year:
Year ended June 30, 2009	$79.8	$0.3	$1.6
Year ended June 30, 2010	$101.7	$1.1	$1.1
Year ended June 30, 2011	$144.8	$0.2	$2.1

Claims paid related to prior year:
Year ended June 30, 2009	$0.9	$16.7	$3.0
Year ended June 30, 2010	$11.9	$34.8	$3.7
Year ended June 30, 2011	$19.2	$39.4	$5.2
In developing our estimates of our reserves for employee health, professional and general liability and workers compensation claims, we utilize actuarial and certain case-specific information. Each reserve is comprised of estimated indemnity and expense payments related to: (1) reported events (“case reserves”) and (2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its human resource and risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including our risk exposures, our self-insurance limits, geographic locations in which we operate, the severity of our historical losses compared to industry averages and the reporting pattern of our historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in our estimates. We discount our workers compensation reserve using actuarial estimates of projected cash payments in future periods (approximately 4.0% for fiscal year 2011). We do not discount our professional and general liability reserve. We adjust these reserves from time to time as we receive updated information.

Our best estimate of professional and general liability and workers compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under United States GAAP, would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels (in millions).

	Professional and	Workers
	General Liability	Compensation

Reserve at June 30, 2010
As reported	$91.8	$15.7
With 75% confidence level	$105.7	$19.4
With 90% confidence level	$119.7	$22.8

Reserve at June 30, 2011
As reported	$326.8	$32.1
With 75% confidence level	$371.0	$36.4
With 90% confidence level	$469.6	$44.7
Our best estimate of employee health claims IBNR relies primarily upon payment lag data. If our estimate of the number of unpaid days of employee health claims expense changed by 5 days, our employee health IBNR estimate would change by approximately $2.9 million.
Health Plan Claims Reserves
During the years ended June 30, 2009, 2010 and 2011, health plan claims expense was $525.6 million, $665.8 million and $686.3 million, respectively, primarily representing medical claims of PHP. We estimate PHP’s reserve for medical claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of members and certain member demographic information. The following table provides the health plan reserve balances as of June 30, 2010 and 2011 and health plan claims and payment information during the years ended June 30, 2009, 2010 and 2011, respectively (in millions).

	Year ended June 30,
	2009	2010	2011
Health plan reserves and settlements, beginning of year	$51.1	$117.6	$149.8
Current year provision for health plan claims	525.5	670.7	699.0
Current year adjustments to prior year health plan claims	0.1	(4.9)	(12.7)
Program settlement, capitation and other activity	19.3	31.0	(32.5)
Claims paid related to current year	(424.6)	(571.7)	(608.2)
Claims paid related to prior years	(53.8)	(92.9)	(80.5)

Health plan reserves and settlements, end of year	$117.6	$149.8	$114.9

The increases in reserves, claims losses and claims payments from 2009 to 2010 and from 2010 to 2011 were primarily due to the increase in PHP members during the periods as a result of the new AHCCCS contract that went into effect on October 1, 2008, the increased number of individuals eligible for participation in the AHCCCS program during each year and an additional PHP risk group subject to a settlement reconciliation during 2010. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the years ended June 30, 2009, 2010 and 2011, approximately $34.0 million, $42.8 million and $41.3 million, respectively, of accrued and paid claims for services provided to our health plan members by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by members in our health plans.
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

We assess the realization of our deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, we determine whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The factors used in this determination include the following:
•	Cumulative losses in recent years;
•	Income/losses expected in future years;
•	Availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;
•	Carryforward period associated with the deferred tax assets and liabilities; and
•	Prudent and feasible tax planning strategies.
In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Effective July 1, 2007, we adopted the relevant guidance for accounting for uncertainty in income taxes. The following table provides a detailed rollforward of our net liability for uncertain tax positions for the years ended June 30, 2009, 2010 and 2011 (in millions).

Balance at June 30, 2008	$5.3
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.3)
Settlements	—

Balance at June 30, 2009	5.0
Additions based on tax positions related to the current year	0.8
Additions for tax positions of prior years	6.1
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2010	11.9
Additions based on tax positions related to the current year	0.9
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.3)
Settlements	—

Balance at June 30, 2011	$13.2

The provisions set forth in accounting for uncertain tax positions allow for the classification election of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense. Of the $13.2 million total unrecognized tax benefits, $0.3 million of the balance as of June 30, 2011 would impact the effective tax rate if recognized.

Long-Lived Assets and Goodwill
Long-lived assets, including property, plant and equipment and amortizable intangible assets comprise a significant portion of our total assets. We evaluate the carrying value of long-lived assets when impairment indicators are present or when circumstances indicate that impairment may exist. When management believes impairment indicators may exist, projections of the undiscounted future cash flows associated with the use of and eventual disposition of long-lived assets held for use are prepared. If the projections indicate that the carrying values of the long-lived assets are not recoverable, we reduce the carrying values to fair value. In May 2009, we recorded a $6.2 million ($3.8 million net of taxes) impairment charge to write-down the value of a building that we currently lease to other healthcare service providers to fair value. For long-lived assets held for sale, we compare the carrying values to an estimate of fair value less selling costs to determine potential impairment. We test for impairment of long-lived assets at the lowest level for which cash flows are measurable. These impairment tests are heavily influenced by assumptions and estimates that are subject to change as additional information becomes available. Given the relatively few number of hospitals we own and the significant amounts of long-lived assets attributable to those hospitals, an impairment of the long-lived assets for even a single hospital could materially adversely impact our operating results or financial position.
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
During the first half of fiscal 2010 we re-assessed the operating results of our then existing Illinois facilities and concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. The $43.1 million ($31.8 million, net of taxes) non-cash impairment loss is included in our consolidated statement of operations for the year ended June 30, 2010.

Selected Operating Statistics
The following table sets forth certain operating statistics on a consolidated and same hospital basis for each of the periods presented. We have excluded eleven of our hospitals from the same hospital statistics for the year ended June 30, 2011. The eleven hospitals excluded from the same hospital statistics were all acquired in our fiscal year ended June 30, 2011.

	Year ended June 30,
	2009	2010	2011
CONSOLIDATED:
Number of hospitals at end of period	15	15	26
Licensed beds at end of period	4,135	4,135	6,201
Discharges (a)	167,880	168,370	223,793
Adjusted discharges (b)	288,807	295,702	404,178
Average length of stay (c)	4.23	4.17	4.37
Patient days (d)	709,952	701,265	977,879
Adjusted patient days (e)	1,221,345	1,231,604	1,766,085
Patient revenue per adjusted discharge (f)	$8,503	$8,408	$9,637
Inpatient surgeries (g)	37,970	37,320	49,813
Outpatient surgeries (h)	76,378	75,969	98,875
Emergency room visits (i)	605,729	626,237	924,848
Occupancy rate (j)	47%	46%	43%
Member lives (k)	218,700	241,200	245,100
Health plan claims expense percentage (l)	77.5%	79.3%	78.9%

	Year ended June 30,
	2009	2010	2011
SAME HOSPITAL:
Number of hospitals at end of period	15	15	15
Licensed beds at end of period	4,135	4,135	3,950
Patient service revenues (in millions)	$2,507.5	$2,537.1	$2,660.9
Discharges (a)	167,880	168,370	167,937
Adjusted discharges (b)	288,807	295,702	302,804
Average length of stay (c)	4.23	4.17	4.16
Patient days (d)	709,952	701,265	698,408
Adjusted patient days (e)	1,221,345	1,231,604	1,259,286
Patient revenue per adjusted discharge (f)	$8,503	$8,408	$8,618
Inpatient surgeries (g)	37,970	37,320	35,679
Outpatient surgeries (h)	76,378	75,969	72,737
Emergency room visits (i)	605,729	626,237	663,745
Occupancy rate (j)	47%	46%	48%

(a)	Discharges represent the total number of patients discharged (in the facility for a period in excess of 23 hours) from our hospitals and is used by management and certain investors as a general measure of inpatient volumes.

(b)	Adjusted discharges is used by management and certain investors as a general measure of consolidated inpatient and outpatient volumes. Adjusted discharges is computed by multiplying discharges by the sum of gross inpatient revenues and gross outpatient revenues and then dividing the result by gross inpatient revenues.

(c)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(d)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the periods.

(e)	Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(f)	Net revenue per adjusted discharge is calculated by dividing net patient revenues by adjusted discharges and measures the average net payment expected to be received for an episode of service provided to a patient.

(g)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(h)	Outpatient surgeries represent the number of surgeries performed at hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(i)	Emergency room visits represent the number of patient visits to a hospital emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(j)	Occupancy rate represents the percentage of hospital licensed beds occupied by patients. Occupancy rate provides a measure of the utilization of inpatient beds.

(k)	Member lives represent the total number of members in PHP, AAHP and MHP as of the end of the respective period.

(l)	Health plan claims expense percentage is calculated by dividing health plan claims expense by premium revenues.

Results of Operations
The following table presents summaries of our operating results for the years ended June 30, 2009, 2010 and 2011.

	Year ended June 30,
	2009		2010		2011
	(Dollars in millions)
Patient service revenues	$2,507.4	78.7%	$2,537.2	75.1%	$4,026.5	82.2%
Premium revenues	678.0	21.3%	839.7	24.9%	869.4	17.8%

Total revenues	3,185.4	100.0%	3,376.9	100.0%	4,895.9	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $4.4, $4.2 and $4.8, respectively)	1,233.8	38.7%	1,296.2	38.4%	2,020.4	41.3%
Health plan claims expense	525.6	16.5%	665.8	19.7%	686.3	14.0%
Supplies	455.5	14.3%	456.1	13.5%	669.9	13.7%
Provision for doubtful accounts	210.3	6.6%	152.5	4.5%	302.3	6.2%
Other operating expenses	461.9	14.5%	483.9	14.3%	798.8	16.3%
Depreciation and amortization	128.9	4.0%	139.6	4.1%	193.8	4.0%
Interest, net	111.6	3.5%	115.5	3.4%	171.2	3.5%
Monitoring fees and expenses	5.2	0.2%	5.1	0.2%	31.3	0.6%
Acquisition related expenses	—	0.0%	3.1	0.1%	12.5	0.3%
Impairment and restructuring charges	6.2	0.2%	43.1	1.3%	6.0	0.1%
Debt extinguishment costs	—	0.0%	73.5	2.2%	—	0.0%
Other	(2.5)	(0.1)%	0.9	0.0%	(4.5)	(0.1)%

Income (loss) from continuing operations before income taxes	48.9	1.5%	(58.4)	(1.7)%	7.9	0.2%
Income tax benefit (expense)	(16.8)	(0.5)%	13.8	0.4%	(9.3)	(0.2)%

Income (loss) from continuing operations	32.1	1.0%	(44.6)	(1.3)%	(1.4)	0.1%
Loss from discontinued operations net of taxes	(0.3)	(0.0)%	(1.7)	(0.1)%	(5.9)	(0.1)%

Net income (loss)	31.8	1.0%	(46.3)	(1.4)%	(7.3)	(0.1)%
Less: Net income attributable to non-controlling interests	(3.2)	(0.1)%	(2.9)	(0.1)%	(3.6)	(0.1)%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	1.0%	$(49.2)	(1.4)%	$(10.9)	(0.1)%

Year ended June 30, 2011 compared to Year ended June 30, 2010
Revenues. Total revenues increased 45.0% during the current year compared to the prior year. Patient service revenues increased $1,489.3 million, or 58.7%, during the current year. The primary reason for this increase is the result of acquisitions, including the Resurrection facilities on August 1, 2010 and DMC on January 1, 2011. On a same hospital basis, patient service revenues increased $123.8 million, or 4.9%, during the year ended June 30, 2011. Health plan premium revenues increased $29.7 million, or 3.5%, during the current year as a result of increased PHP enrollment. Average enrollment at PHP was approximately 203,700 during the year ended June 30, 2011, an increase of 4.1% compared to the prior year. The increasingly challenging economic conditions in Arizona since the prior year resulted in more individuals becoming eligible for AHCCCS coverage. Enrollment in our other two health plans was substantially unchanged as of June 30, 2011 compared to June 30, 2010.
Discharges, adjusted discharges and emergency room visits increased 32.9%, 36.7% and 47.7%, respectively, during the current year compared to the prior year, while total surgeries increased by 31.2% during the current year. On a same hospital basis, adjusted discharges and emergency room visits increased 2.4% and 6.0%, respectively, during the current year compared to the prior year, while discharges and total surgeries decreased by 0.3% and 4.3%, respectively. General economic weakness in the United States economy continues to impact demand for elective surgical procedures. Patient revenue per adjusted discharge on a same hospital basis increased 2.5% during the current year. The low growth rate during 2011 was primarily attributable to a shift from higher-paying managed care volumes to lower-paying Medicaid and Managed Medicaid volumes. We continue to face volume and pricing pressures as a result of continuing economic weakness in the communities our hospitals serve, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.
We continue to implement multiple initiatives to transform our company’s operations to prepare for the future changes we expect to occur in the healthcare industry. This transformation process is built upon providing positive experiences for our patients and their families through clinical excellence, aligning nursing and physician interests to provide coordination of care and improving healthcare delivery efficiencies to provide quality outcomes without overutilization of resources. The success of these initiatives will determine our ability to increase revenues from our existing operations and to increase revenues through acquisitions of other hospitals.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $4,888.0 million, or 99.8%, of total revenues during the current year, compared to 101.7% during the prior year. The prior year measure was negatively impacted by the goodwill impairment loss related to our Illinois hospitals recognized in December 2009 and by debt extinguishment costs incurred to complete our refinancing finalized in January 2010 as further discussed in “Liquidity and Capital Resources” and presented elsewhere in this report. The current year measure was negatively impacted by the approximately $31.3 million in monitoring fees and expenses that include the termination of a transaction and monitoring agreement with our equity sponsors. Many year over year comparisons of individual cost and expense items as a percentage of total revenues, with the exception of health plan related premium revenues and claims expense, were significantly impacted by the acquisitions during the year ended June 30, 2011, as previously discussed. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 41.3% during the current year compared to 38.4% for the prior year. On a same hospital basis, salaries and benefits as a percentage of total revenues was 37.9% during the current year. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the year ended June 30, 2011, compared to the prior year. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 48.8% during the current year compared to 48.9% during the prior year. As of June 30, 2011, we had approximately 38,600 full-time and part-time employees compared to approximately 20,100 as of June 30, 2010. On a same hospital basis, including corporate and regional employees, the number of full-time and part-time employees increased approximately 1.3% when compared to the prior year. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues continued its downward trend to 1.1% for the year ended June 30, 2011 compared to 1.3% for the prior year.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 78.9% during the current year compared to 79.3% during the prior year. As enrollment increases, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. AHCCCS also implemented limits on profitability for certain member groups during the prior contract year, which negatively impacted this ratio, while lower utilization of healthcare services by members positively impacted this ratio. In addition, the increased PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding health plan claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $41.3 million, or 5.7% of gross health plan claims expense, were eliminated in consolidation during the current year.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 16.5% during the current year compared to 17.7% during the prior year. This ratio was positively impacted by the continued reduction in surgeries between the current and prior years. We continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year. Outside of the continued reduction in surgeries, our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues increased to 7.5% during the current year from 6.0% during the prior year. This ratio was negatively impacted in the current year by the increase in self-pay volumes, as measured on a same hospital basis, and by the continued challenges we face to collect the patient co-pays and deductibles. On a combined basis, the provision for doubtful accounts, charity care deductions and uninsured discounts as a percentage of acute care services segment revenues (prior to these revenue deductions) was 15.8% and 15.7% on a consolidated basis and 15.8% and 17.5% on a same hospital basis for the years ended June 30, 2010 and 2011, respectively.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 16.3% during the current year compared to 14.3% during the prior year primarily as a result of increased purchased services related to our fiscal 2011 acquisitions.
Other. Depreciation and amortization increased by $54.2 million year over year as a result of our capital improvement and expansion initiatives and the acquisitions, inclusive of the Resurrection facilities and DMC. Net interest increased by $55.7 million year over year as a result of the issuance of the Add-on Notes in July 2010 and the 2011 Senior Notes and 2011 Discount Notes in January 2011, as discussed more thoroughly in the “Liquidity and Capital Resources” section of this report. We incurred $12.5 million of acquisition-related expenses during the current year. We also incurred $5.1 million of restructuring charges during the current year related to the elimination of approximately 40 positions for the realignment of certain corporate services.
Income taxes. Our effective tax rate was approximately 118.1% during the year ended June 30, 2011 compared to 23.6% during the prior year. The effective rate was higher in the current year due to the non-deductibility of certain components of monitoring fees and expenses and an increase in the valuation allowance associated with state net operating loss carryforwards. The effective rate was lower during the prior year due to the fact that a considerable portion of the goodwill impairment loss related to our Illinois hospitals reporting unit, as previously discussed, was non-deductible for tax purposes.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard stockholders was $10.9 million and $49.2 million for the years ended June 30, 2011 and 2010, respectively. In addition to changes to our core business due to acquisitions in the current year, this change resulted from the goodwill impairment loss and the debt extinguishment costs recognized during the prior year.

Year ended June 30, 2010 compared to Year ended June 30, 2009
Revenues. Total revenues increased 6.0% during the year ended June 30, 2010 compared to the prior year. Patient service revenues increased $29.8 million, or 1.2%, during the year ended June 30, 2010. This small increase relative to the prior year was primarily due to the implementation of our uninsured discount policy in our Illinois hospitals effective April 1, 2009 and in our Phoenix and San Antonio hospitals effective July 1, 2009 combined with the concurrent change to our Medicaid pending policy previously discussed. During the year ended June 30, 2010, we recognized $215.7 million of uninsured discount revenue deductions, $128.7 million of which would have otherwise been included in revenues and subjected to our allowance for doubtful accounts policy had the uninsured discount policy not been implemented at these hospitals. Health plan premium revenues increased $161.7 million during the year ended June 30, 2010 as a result of increased PHP enrollment. Average enrollment at PHP was 195,671 during the year ended June 30, 2010, an increase of 30.0% compared to the prior year. More challenging economic conditions in Arizona since the prior year resulted in more individuals becoming eligible for AHCCCS coverage. Enrollment in our other two health plans decreased 6.4% year over year.
Discharges, adjusted discharges and emergency room visits increased 0.3%, 2.4% and 3.4%, respectively, during the year ended June 30, 2010 compared to the prior year, while total surgeries decreased by 0.9% during the year ended June 30, 2010. Two new competitor hospitals in San Antonio opened in March 2009 and July 2009, which negatively impacted volumes in certain of our San Antonio hospitals during the year ended June 30, 2010.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $3,435.3 million, or 101.7% of total revenues, during the year ended June 30, 2010, compared to 98.5% during the prior year. The current year measure was negatively impacted by the goodwill impairment loss related to our Illinois hospitals recognized in December 2009 and by debt extinguishment costs incurred to complete our refinancing finalized in January 2010 as further discussed in “Liquidity and Capital Resources” and presented elsewhere in this report. Many year over year comparisons of individual cost and expense items as a percentage of total revenues, particularly for health plan claims expense and the provision for doubtful accounts, were impacted by the significant growth in health plan premium revenues and the uninsured discount and Medicaid pending policy changes previously discussed. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues was not significantly different year over year. This ratio was positively impacted by the significant increase in premium revenues, which utilize a much lower percentage of salaries and benefits than acute care services, during the year ended June 30, 2010 compared to the prior year. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 48.9% during the year ended June 30, 2010 compared to 47.3% during the prior year. This increase was negatively impacted by the adoption of our uninsured discount and Medicaid pending policies, as previously discussed. We employed more physicians to support the communities our hospitals serve and made significant investments in clinical quality initiatives that require additional human resources in the short-term. As of June 30, 2010, we had approximately 20,100 full-time and part-time employees compared to approximately 19,200 as of June 30, 2009. We were successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. Our contract labor expense as a percentage of patient service revenues was 1.2% for the year ended June 30, 2010, compared to 2.6% for the prior year.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 79.3% during the year ended June 30, 2010, compared to 77.5% during the prior year. As enrollment increases, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. AHCCCS also implemented limits on profitability for certain member groups during the current contract year, which negatively impacted this ratio. In addition, the increased PHP revenues diluted the impact of the third party administrator revenues at MHP that have no corresponding health plan claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $42.8 million, or 6.0% of gross health plan claims expense, were eliminated in consolidation during the year ended June 30, 2010.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.7% during the year ended June 30, 2010, compared to 17.9% during the prior year. This ratio would have reflected a greater improvement during 2010 absent the impact to patient service revenues of the changes to our uninsured discount and Medicaid pending policies previously discussed. We successfully implemented supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the year ended June 30, 2010.

•	Provision for doubtful accounts. The provision for doubtful accounts as a percentage of patient service revenues decreased to 6.0% during the year ended June 30, 2010 from 8.4% during the prior year. Most of this decrease related to the uninsured discount policy and Medicaid pending policy changes previously discussed. The net impact of these policy changes resulted in the recognition of a significant amount of uninsured revenue deductions that would have otherwise been reflected in the provision for doubtful accounts absent these changes.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues decreased to 14.3% during the year ended June 30, 2010, compared to 14.5% during the prior year. The improvement would have been greater absent the adoption of our uninsured discount and Medicaid pending policies, as previously discussed. In addition, the decrease was also the result of $11.9 million of additional insurance expense recognized during the prior year related to a significant professional liability verdict against one of our hospitals. We initially appealed this verdict, but during the year end June 30, 2010 we settled this case and paid the settlement amount.
Other. Depreciation and amortization increased by $10.7 million year over year as a result of our capital improvement and expansion initiatives. Net interest increased slightly year over year. We recorded a goodwill impairment loss of $43.1 million ($31.8 million, net of taxes) related to our Illinois hospitals during the year ended June 30, 2011, based upon an interim goodwill impairment test completed in December 2009. In connection with the Refinancing, we recorded debt extinguishment costs of $73.5 million ($45.6 million, net of taxes) during the year ended June 30, 2010.
Income taxes. Our effective tax rate was approximately 23.6% during the year ended June 30, 2010, compared to 34.4% during the prior year. The effective rate was lower during the current year due to the fact that a considerable portion of the goodwill impairment loss related to our Illinois hospitals reporting unit, as previously discussed, was non-deductible for tax purposes.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard stockholders was $49.2 million during the year ended June 30, 2010, compared to net income attributable to Vanguard Health Systems, Inc. stockholders of $28.6 million during the prior year. This change resulted primarily from the goodwill impairment loss and the debt extinguishment costs recognized during the current year.
Liquidity and Capital Resources
Operating Activities
As of June 30, 2011 we had working capital of $351.6 million, including cash and cash equivalents of $936.6 million, of which $417.6 million was committed for the partial redemption of the 2011 Discount Notes. Working capital at June 30, 2010 was $105.0 million. Cash provided by operating activities decreased $38.6 million during the year ended June 30, 2011 compared to the prior year. Current year operating cash flows were negatively impacted by the buildup of working capital at Arizona Heart Hospital and $71.9 million of higher interest and income tax payments during the current year compared to the prior year. Interest payments were higher primarily due to the increased debt resulting from our refinancing in January 2010 and the addition of the Add-on Notes in July 2010. Consolidated net days revenues in accounts receivable decreased from 41 days at June 30, 2010 to 39 days at June 30, 2011. Same hospital net days revenues in accounts receivable was 42 days at June 30, 2011.

Investing Activities
Cash flows used in investing activities increased from $156.5 million during the year ended June 30, 2010 to $544.9 million during the year ended June 30, 2011, primarily as a result of the cash paid for acquisitions, including the acquisitions of the Resurrection facilities in August 2010, Arizona Heart Hospital and Arizona Heart Institute in October 2010 and The Detroit Medical Center in January 2011 (funded in December 2010). Capital expenditures increased $50.6 million during the current year period compared to the prior year period. This increase in capital expenditures primarily relates to the construction of a replacement hospital in San Antonio, which was completed during the fourth quarter of fiscal 2011, and the capital expenditures for our newly acquired facilities. Cash used in investing activities was reduced by the net proceeds from the sale of investments in securities for $129.0 million during the year ended June 30, 2011.
Financing Activities
Cash flows from financing activities increased by $1,156.6 million during the year ended June 30, 2011 compared to the year ended June 30, 2010 primarily due to the approximately $1,011.2 million cash proceeds from our issuance of the Add-on Notes in July 2010 and the issuance of the 2011 Senior Notes and 2011 Discount Notes in January 2011, as discussed below. We also paid a $447.2 million cash dividend to Vanguard equity holders in January 2011 and recorded net proceeds from our initial public offering in June 2011 of $417.6 million. As of June 30, 2011, we had outstanding $2,787.6 million in aggregate indebtedness.
On July 14, 2010, we issued $225.0 million aggregate principal amount of 8.0% Add-on Notes, which were guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of Vanguard Health Holding Company II, LLC. The Add-on Notes were issued under the indenture governing the 8.0% Notes that we issued on January 29, 2010 as part of the comprehensive refinancing of our debt. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The proceeds from the Add-on Notes were used to finance, in part, our acquisition of substantially all the assets of DMC and to pay fees and expenses incurred in connection with the acquisition.
On January 26, 2011, we issued an aggregate principal amount of $350.0 million of senior notes due 2019 (the “2011 Senior Notes”) and senior discount notes due 2016 with a stated principal amount at maturity of approximately $747.2 million generating approximately $444.7 million of gross proceeds (the “2011 Discount Notes”), each in a private placement. The 2011 Senior Notes bear interest at a rate of 7.750% per annum. We will pay cash interest on the 2011 Senior Notes semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The 2011 Senior Notes mature on February 1, 2019. We used the proceeds from the 2011 Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of both notes offerings. The 2011 Discount Notes have an initial accreted value of $602.23 per $1,000 stated principal amount at maturity and were issued at a price of $595.08 per $1,000 stated principal amount at maturity. No cash interest will accrue on the 2011 Discount Notes, but the 2011 Discount Notes will accrete at a rate of 10.375% per annum, compounded semi-annually on February 1 and August 1 of each year, such that the accreted value will equal the stated principal amount at maturity on February 1, 2016. We used the proceeds from the offering of the 2011 Discount Notes to pay a dividend to our equity holders.
On June 22, 2011, we completed our initial public offering of 25,000,000 shares of common stock at a price of $18.00 per share (prior to deducting underwriter discounts and commissions). We used the net proceeds from the offering to redeem approximately $417.6 million estimated accreted value as of June 30, 2011 of the 2011 Discount Notes, including the 5% redemption premium thereof, in July 2011. Our common stock is now traded on the New York Stock Exchange (symbol “VHS”). Immediately prior to our initial public offering, we completed a 59.584218-to-1 split of the issued and outstanding common shares. Subsequent to June 30, 2011, the 3,750,000 common stock over-allotment option was exercised by the underwriters and the net proceeds of the sale of the 3,750,000 additional shares of common stock were used to redeem an additional $63.6 million of accreted value of the remaining 2011 Discount Notes in August 2011, including the 5% redemption premium thereof.
Debt Covenants
Our 2010 Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes and the 2011 Senior Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes and the 2011 Senior Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of June 30, 2011.

	Debt		Actual
	Covenant Ratio		Ratio
Interest coverage ratio requirement	2.10	x	3.57	x
Total leverage ratio limit	5.95	x	2.49	x (1)

(1)	The total leverage ratio as of June 30, 2011 was positively impacted by the net IPO proceeds received but not yet used to redeem the 2011 Discount Notes. The actual ratio would still have been comfortably below the maximum ratio allowed under the 2010 Credit Facilities without this impact.
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
Capital Resources
We anticipate spending a total of $400.0 million to $450.0 million in capital expenditures during fiscal 2012. We expect that cash on hand, cash generated from our operations and cash available to us under our 2010 Credit Facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next twelve months and into the foreseeable future, including those required by the DMC purchase agreement. As previously mentioned, the DMC purchase agreement requires that we expend $350.0 million for routine capital needs and $500.0 million for a specified project list related to the DMC facilities during the five year period subsequent to the acquisition. The $500.0 million commitment for specified construction projects and the $350.0 million for routine capital expenditures include the following annual aggregate spending as of June 30, 2011: $126.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million within four to five years. We cannot assure you that our operations will generate sufficient cash or that cash on hand, additional future borrowings under our 2010 Credit Facilities or additional equity offerings will be available to enable us to meet these requirements, especially given the current general economic weakness.
We had $936.6 million of cash and cash equivalents as of June 30, 2011, $417.6 million of which was used to redeem a portion of the 2011 Discount Notes in July 2011. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 Revolving Facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents are not federally-insured and could be at risk in the event of a collapse of those financial institutions.
As of June 30, 2011, we held $63.3 million in total available for sale investments in securities. The investments include approximately $54.5 million in securities held within one of our wholly-owned captive insurance subsidiaries acquired in the DMC acquisition. Investments in securities also include approximately $8.8 million in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in securities on our consolidated balance sheet.

We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may increase borrowings under our 2010 Term Loan Facility, issue additional senior or subordinated notes, draw upon cash on hand, utilize amounts available under our 2010 Revolving Facility or seek additional equity funding. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. If additional equity or debt funding is not available to us, it is likely that we will have to make borrowings from time to time under our 2010 Revolving Facility to meet our working capital and capital expenditure needs. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control. Future capital commitments set forth in recent acquisition agreements are as follows:
•	Completed acquisition of DMC—Effective January 1, 2011, we purchased the DMC system, which owns and operates eight hospitals in and around Detroit, Michigan with 1,734 licensed beds for a cash purchase price of $363.3 million. We also assumed a “frozen” defined benefit pension liability as part of the acquisition. Additionally, we committed to make $350.0 million in routine capital expenditures and $500.0 million in capital expenditures related to a specific project list agreed to by DMC and us as part of the acquisition. Notwithstanding these $350.0 million and $500.0 million capital commitments, if in the future we should pay any amounts to any governmental agency (each a “Special Payment”), and the Special Payment arises out of a violation or alleged violation by DMC prior to the closing of the DMC acquisition of certain stipulated healthcare laws, then, if and to the extent that the Special Payment, individually or together with all previous Special Payments exceeds $25.0 million (the “Special Payment Threshold”), we shall have the right to apply the amount of the Special Payment, but only to the extent the Special Payment Threshold has been exceeded (the “Excess Payment”), as follows: (i) the first $10.0 million of such Excess Payment in any particular year shall be applied against our obligation to make routine capital expenditures during such year and (ii) any remaining portion of the Excess Payment in any particular year which has not been so applied as described above shall be applied against our $500.0 million capital commitment related to specific projects. To collateralize this commitment, concurrent with the closing of the transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). In May 2011, we replaced the Warrant Shares with a contingent note payable to the legacy DMC entity to collateralize these commitments, as permitted by our purchase agreement relating to DMC. The note payable is reduced proportionately as we expend capital or escrow cash related to our capital commitments.
Liquidity
As of June 30, 2011, our total indebtedness was $2,787.6 million, $806.9 million of which was senior secured indebtedness. We also had an additional $222.8 million of secured indebtedness available for borrowing under our 2010 Revolving Facility after taking into account $37.2 million of outstanding letters of credit. In addition, we may seek to increase the borrowing availability under the 2010 Revolving Facility if we meet a specified senior secured leverage ratio. We may also incur additional indebtedness pursuant to an uncommitted incremental term loan facility subject to certain limitations. Our liquidity requirements will be significant, primarily due to our debt service requirements.
In addition, our liquidity and ability to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial and other factors that are beyond our control. If those factors significantly change or other unexpected factors adversely affect us, our business may not generate sufficient cash flows from operations or we may not be able to obtain future financings to meet our liquidity needs. We anticipate that to the extent additional liquidity is necessary to fund our operations, it would be funded through borrowings under our 2010 Revolving Facility, the incurrence of other indebtedness, additional equity issuances or a combination of these potential sources of liquidity. We may not be able to obtain additional liquidity when needed on terms acceptable to us.
As market conditions warrant, we and our major equity holders, including Blackstone, MSCP and their respective affiliates, may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise.

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of June 30, 2011.

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$648.0	$393.2	$1,161.6	$1,794.4	$3,997.2
Operating leases (2)	47.0	68.0	43.6	43.6	202.2
Purchase obligations (2)	92.2	—	—	—	92.2
Defined benefit pension plan funding (3)	27.2	—	—	—	27.2
Health plan claims and settlements payable (4)	114.9	—	—	—	114.9
Estimated self-insurance liabilities (5)	99.8	124.6	81.3	83.8	389.5

Subtotal	$1,029.1	$585.8	$1,286.5	$1,921.8	$4,823.2

	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Other Commitments:
Construction and capital improvements (6)	$172.1	$300.0	$400.0	$—	$872.1
Guarantees of surety bonds (7)	55.0	—	—	—	55.0
Letters of credit (8)	—	—	37.2	—	37.2
Physician commitments (9)	3.7	—	—	—	3.7
Estimated liability for uncertain tax positions (10)	13.2	—	—	—	13.2

Subtotal	$244.0	$300.0	$437.2	$—	$981.2

Total obligations and commitments	$1,273.1	$885.8	$1,723.7	$1,921.8	$5,804.4

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at June 30, 2011 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)	This obligation represents our estimated minimum required funding to the DMC Pension Plan trust beginning in our first quarter of fiscal year 2012. Because the future cash outflows are uncertain and subject to change, the timing and amounts of payments to the trust beyond twelve months are not included as of June 30, 2011. For additional information about the DMC Pension Plan and expected future benefit payments from the trust see Item 8- Note 10 to the Consolidated Financial Statements.

(4)	Represents health claims incurred by members of PHP, AAHP and MHP, including incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements are separately stated on our consolidated balance sheets.

(5)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(6)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as property, plant and equipment on our consolidated balance sheets. The construction and capital improvements obligations, include the following capital commitments under the executed DMC Purchase Agreement (as previously discussed) as of June 30, 2011: $126.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million committed within four to five years.

(7)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(8)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(9)	Includes physician guarantee liabilities recognized in our consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(10)	Represents expected future tax liabilities recognized in our consolidated balance sheets determined under the guidance of accounting for income taxes.

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
We had standby letters of credit outstanding of $37.2 million as of June 30, 2011, which primarily relate to security for the payment of claims as required by various insurance programs.
Concurrent with the closing of the DMC transaction, we placed into escrow for the benefit of DMC the Warrant Shares. In May 2011, Vanguard replaced the Warrant Shares with a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the principal amount of $500.0 million to collateralize the $500.0 million specified project capital commitment, such replacement permitted by the purchase agreement for the DMC acquisition. The principal amount of the promissory note is reduced as Vanguard expends capital or escrows cash related to this capital commitment.
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2011, we had in place $1,066.9 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
Our 2010 Credit Facilities consist of $806.9 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $37.2 million of capacity was utilized by outstanding letters of credit as of June 30, 2011). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 Term Loan Facility would result in a change in annual net interest of approximately $2.0 million.
Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $806.9 million in outstanding term loans bear interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added to our 2010 Term Loan Facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 Revolving Facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.
At June 30, 2011, approximately $54.5 million of the acquired DMC investments were reflected on the accompanying balance sheet in investment in securities. The investments acquired from DMC are classified as “available for sale” and recorded at fair value. Approximately $19.4 million of these investments are subject to fluctuations in domestic and foreign equity markets. During the current year, we realized a gain on sale of approximately $1.0 million for the sale of a portion of the DMC securities. The amortized cost basis of these investments was approximately $52.4 million as of June 30, 2011.
At June 30, 2011, we held $8.8 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in securities on our consolidated balance sheets. The par value of the ARS was $10.0 million as of June 30, 2011. We recorded a realized losses on the ARS of $0.7 million, $0.6 million of which relate to an other than temporary impairment due to a failed tender offer during the quarter ended September 30, 2008 and $0.1 million of which relate to a redemption in fiscal year 2011 at 98% of par. During the quarter ended June 30, 2011 we recognized a realized gain of $0.6 million related to the redemption, at par, of the ARS that had previously been impaired due to the failed tender during the quarter ended September 30, 2008. As of June 30, 2011, we have recognized temporary impairments of $1.2 million ($0.7 million, net of taxes) related to the ARS. The U.S. government guarantees approximately 96%-98% of the principal and accrued interest on each investment in student loans under the Federal Family Education Loan Program or similar programs.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Vanguard Health Systems, Inc.
We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Nashville, Tennessee
August 25, 2011

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	June 30, 2011
	(In millions, except share and
	per share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$257.6	$936.6
Restricted cash	2.3	2.3
Accounts receivable, net of allowance for doubtful accounts of $75.6 and $205.0, respectively	270.4	484.4
Inventories	49.6	83.9
Deferred tax assets	21.9	82.5
Prepaid expenses and other current assets	119.2	157.9

Total current assets	721.0	1,747.6
Property, plant and equipment, net of accumulated depreciation	1,203.8	1,830.5
Goodwill	649.1	739.7
Intangible assets, net of accumulated amortization	66.0	94.0
Deferred tax assets, noncurrent	50.0	27.5
Investments in securities	19.8	63.3
Other assets	19.9	65.8

Total assets	$2,729.6	$4,568.4

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$194.8	$314.3
Accrued salaries and benefits	144.9	248.9
Accrued health plan claims and settlements	149.8	114.9
Accrued interest	41.4	62.3
Other accrued expenses and current liabilities	76.9	193.8
Current maturities of long-term debt	8.2	461.8

Total current liabilities	616.0	1,396.0
Professional and general liability and workers compensation reserves	83.6	289.7
Pension benefit obligation	—	188.0
Other liabilities	31.6	125.8
Long-term debt, less current maturities	1,743.8	2,325.8
Commitments and contingencies
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 44,635,000 and 71,482,000 shares issued and outstanding, respectively	0.4	0.7
Additional paid-in capital	354.5	330.5
Accumulated other comprehensive income (loss)	(2.5)	20.6
Retained deficit	(105.9)	(116.8)

Total Vanguard Health Systems, Inc. stockholders’ equity	246.5	235.0
Non-controlling interests	8.1	8.1

Total equity	254.6	243.1

Total liabilities and equity	$2,729.6	$4,568.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2009	2010	2011
	(In millions, except share and per share amounts)

Patient service revenues	$2,507.4	$2,537.2	$4,026.5
Premium revenues	678.0	839.7	869.4

Total revenues	3,185.4	3,376.9	4,895.9

Costs and Expenses:
Salaries and benefits (includes stock compensation of $4.4, $4.2 and $4.8, respectively)	1,233.8	1,296.2	2,020.4
Health plan claims expense	525.6	665.8	686.3
Supplies	455.5	456.1	669.9
Purchased services	163.8	179.5	360.9
Provision for doubtful accounts	210.3	152.5	302.3
Rents and leases	42.6	43.8	54.1
Other operating expenses	255.5	260.6	383.8
Depreciation and amortization	128.9	139.6	193.8
Interest, net	111.6	115.5	171.2
Monitoring fees and expenses	5.2	5.1	31.3
Acquisition related expenses	—	3.1	12.5
Impairment and restructuring charges	6.2	43.1	6.0
Debt extinguishment costs	—	73.5	—
Other	(2.5)	0.9	(4.5)

Income (loss) from continuing operations before income taxes	48.9	(58.4)	7.9
Income tax benefit (expense)	(16.8)	13.8	(9.3)

Income (loss) from continuing operations	32.1	(44.6)	(1.4)
Loss from discontinued operations, net of taxes	(0.3)	(1.7)	(5.9)

Net income (loss)	31.8	(46.3)	(7.3)
Less: Net income attributable to non-controlling interests	(3.2)	(2.9)	(3.6)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(49.2)	$(10.9)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$28.9	$(47.5)	$(5.0)
Loss from discontinued operations, net of taxes	(0.3)	(1.7)	(5.9)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(49.2)	$(10.9)

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders:
Basic
Continuing operations	$0.65	$(1.06)	$(0.11)
Discontinued operations	(0.01)	(0.04)	(0.13)

	$0.64	$(1.10)	$(0.24)

Diluted
Continuing operations	$0.64	$(1.06)	$(0.11)
Discontinued operations	(0.01)	(0.04)	(0.13)

	$0.63	$(1.10)	$(0.24)

Weighted average shares (in thousands):
Basic	44,661	44,650	45,329
Diluted	45,201	44,650	45,329
See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Vanguard Health Systems, Inc. Stockholders
				Accumulated
			Additional	Other		Non-
	Common Stock		Paid-In	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Capital	Income/(Loss)	Deficit	Interests	Equity
	(In millions, except share amounts)

Balance at June 30, 2008	44,661,000	$0.4	$646.7	$2.8	$(85.3)	$9.1	$573.7
Stock compensation (non-cash)	—	—	4.4	—	—	—	4.4
Distributions paid to non-controlling non-controlling interests	—	—	—	—	—	(4.3)	(4.3)
Repurchase of equity incentive units	—	—	(0.2)	—	—	—	(0.2)
Comprehensive income (loss):
Change in fair value of interest rate swap (net of tax)	—	—	—	(7.1)	—	—	(7.1)
Change in fair value of investments in securities (net of tax)	—	—	—	(2.5)	—	—	(2.5)
Net income	—	—	—	—	28.6	3.2	31.8

Total comprehensive income (loss)				(9.6)	28.6	3.2	22.2

Balance at June 30, 2009	44,661,000	0.4	650.9	(6.8)	(56.7)	8.0	595.8
Stock compensation (non-cash)	—	—	4.2	—	—	—	4.2
Repurchase of stock	(14,458,000)	(0.1)	(300.6)	—	—	—	(300.7)
Stock split ($.01 par value)	14,432,000	0.1	—	—	—	—	0.1
Distributions paid to non-controlling interests	—	—	—	—	—	(2.8)	(2.8)
Comprehensive income (loss):
Change in fair value of interest rate swap (net of tax)	—	—	—	2.6	—	—	2.6
Termination of interest rate swap	—	—	—	1.7	—	—	1.7
Net income (loss)	—	—	—	—	(49.2)	2.9	(46.3)

Total comprehensive income (loss)				4.3	(49.2)	2.9	(42.0)

Balance at June 30, 2010	44,635,000	0.4	354.5	(2.5)	(105.9)	8.1	254.6
Stock compensation (non-cash)	—	—	4.8	—	—	—	4.8
Dividends to equity holders and related equity payments, net of taxes	—	—	(446.4)	—	—	—	(446.4)
Issuance of common stock	25,000,000	0.3	417.3	—	—	—	417.6
Holdings Merger shares, net	1,720,000	—	—	—	—	—	—
Common stock issued for options exercised	127,000	—	0.3	—	—	—	0.3
Distributions paid to non-controlling interests	—	—	—	—	—	(3.6)	(3.6)
Comprehensive income (loss):
Change in fair value of available for sale investments (net of tax)	—	—	—	2.8	—	—	2.8
Change in fair value of pension plans (net of tax)	—	—	—	19.7	—	—	19.7
Change in fair value of other benefit plans (net of tax)	—	—	—	0.6	—	—	0.6
Net income (loss)	—	—	—	—	(10.9)	3.6	(7.3)

Total comprehensive income (loss)				23.1	(10.9)	3.6	15.8

Balance at June 30, 2011	71,482,000	$0.7	$330.5	$20.6	$(116.8)	$8.1	$243.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2009	2010	2011
	(In millions)
Operating activities:
Net income (loss)	$31.8	$(46.3)	$(7.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	0.3	1.7	5.9
Depreciation and amortization	128.9	139.6	193.8
Provision for doubtful accounts	210.3	152.5	302.3
Amortization of loan costs	5.4	5.2	6.3
Accretion of principal on notes	21.8	6.5	23.1
Loss (gain) on disposal of assets	(2.3)	1.8	(0.2)
Acquisition related expenses	—	3.1	12.5
Stock compensation	4.4	4.2	4.8
Deferred income taxes	6.4	(8.5)	3.8
Impairment loss	6.2	43.1	0.9
Realized loss (gain) on investments	0.6	—	(1.3)
Debt extinguishment costs	—	73.5	—
Changes in operating assets and liabilities:
Accounts receivable	(185.6)	(148.3)	(384.5)
Inventories	1.0	(1.3)	(1.3)
Prepaid expenses and other current assets	(12.7)	(80.5)	56.5
Accounts payable	(27.5)	67.1	30.4
Accrued expenses and other liabilities	122.7	102.8	36.8

Net cash provided by operating activities — continuing operations	311.7	316.2	282.5
Net cash provided by (used in) operating activities — discontinued operations	1.4	(1.0)	(5.9)

Net cash provided by operating activities	313.1	315.2	276.6

Investing activities:
Acquisitions and related expenses, net of cash acquired	(4.4)	(4.6)	(464.9)
Capital expenditures	(132.0)	(155.9)	(206.5)
Proceeds from asset dispositions	4.9	2.0	1.6
Proceeds from sale of investments in securities	—	1.8	252.7
Purchases of investments in securities	—	—	(123.7)
Other	(2.0)	0.3	(4.1)

Net cash used in investing activities — continuing operations	(133.5)	(156.4)	(544.9)
Net cash used in investing activities — discontinued operations	(0.1)	(0.1)	—

Net cash used in investing activities	(133.6)	(156.5)	(544.9)

Financing activities:
Payments of long-term debt and capital lease obligations	(7.8)	(1,557.4)	(10.6)
Proceeds from debt borrowings	—	1,751.3	1,011.2
Dividends and related equity payments to equity holders	—	—	(447.2)
Payments of refinancing costs and fees	—	(93.6)	(25.9)
Repurchases of stock, equity incentive units and stock options	(0.2)	(300.6)	—
Proceeds from issuance of common stock	—	—	450.0
Payments of IPO related costs	—	—	(26.9)
Payments related to derivative instrument with financing element	—	(6.2)	—
Distributions paid to non-controlling interests and other	(4.9)	(2.8)	(3.3)

Net cash provided by (used in) financing activities	(12.9)	(209.3)	947.3

Net increase (decrease) in cash and cash equivalents	166.6	(50.6)	679.0
Cash and cash equivalents, beginning of year	141.6	308.2	257.6

Cash and cash equivalents, end of year	$308.2	$257.6	$936.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2009	2010	2011
	(In millions)
Supplemental cash flow information:
Net cash paid for interest	$86.4	$71.7	$126.5

Net cash paid (received) for income taxes	$17.3	$(11.1)	$6.0

Supplemental noncash activities:
Capitalized interest	$2.0	$2.4	$5.6

Change in fair value of interest rate swap, net of taxes	$(7.1)	$2.6	$—

Change in fair value of investments in securities, net of taxes	$(2.5)	$—	$2.8

Change in fair value of pension plans, net of taxes	$—	$—	$20.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
1. BUSINESS AND BASIS OF PRESENTATION
Initial Public Offering
On June 22, 2011, Vanguard Health Systems, Inc. (“Vanguard”) completed the initial public offering of 25,000,000 shares of common stock at a price of $18.00 per share (prior to deducting underwriter discounts and commissions). Vanguard used the net proceeds from the offering to redeem $417.6 million estimated accreted value as of June 30, 2011, of its outstanding 10.375% Senior Discount Notes due 2016, including the 5% redemption premium thereof, in July 2011. Vanguard’s common stock is now traded on the New York Stock Exchange (symbol “VHS”). Immediately prior to its initial public offering, Vanguard completed a 59.584218-to-1 split of the issued and outstanding common shares. All common share and per common share amounts in these consolidated financial statements and notes to consolidated financial statements reflect the split. Subsequent to June 30, 2011, the 3,750,000 common stock over-allotment option was exercised by the underwriters (see Note 22).
During the fiscal year ended 2005, Vanguard was acquired by VHS Holdings LLC, a Delaware limited liability company owned by a private investor group comprised of affiliates of Blackstone, Morgan Stanley Capital Partners (each a “Sponsor”) and by members of management and certain other investors. Immediately prior to its initial public offering, Vanguard completed a merger transaction pursuant to which VHS Holdings LLC (“Holdings”) merged with and into Vanguard. Vanguard was the surviving corporation and the holders of membership units of Holdings received shares of common stock, restricted stock and/or options to purchase common stock of Vanguard.
The Sponsors have provided management and advisory services to Vanguard pursuant to the transaction and monitoring fee agreement among Vanguard and the Sponsors executed in connection with Holdings’ acquisition of Vanguard in September 2004. The transaction and monitoring fee agreement was terminated pursuant to its terms upon completion of the initial public offering of Vanguard’s common stock, and Vanguard recorded a liability payable quarterly through July 1, 2014 of $14.9 million. The accrued liability is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet.
Vanguard is an investor-owned healthcare company whose affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of June 30, 2011, Vanguard’s affiliates owned and managed 26 acute care hospitals with 6,201 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. The share and earnings per share information included in the accompanying consolidated financial statements and included in Note 12 reflect the impact of the stock split that Vanguard effectuated in connection with the initial public offering of its common stock. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $44.3 million, $65.8 million and $71.9 million for the years ended June 30, 2009, 2010 and 2011, respectively.
Use of Estimates
In preparing Vanguard’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues and Revenue Deductions
Patient Service Revenues
Vanguard recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. Vanguard estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, Vanguard applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases Vanguard records an estimated allowance until payment is received. Vanguard derives most of its patient service revenues from healthcare services provided to patients with Medicare and related managed Medicare plans or managed care insurance coverage. Medicare, which represented approximately 25%, 25% and 26% of Vanguard’s net patient revenues during its fiscal years ended 2009, 2010 and 2011, respectively, was the only individual payer for which Vanguard derived more than 10% of net patient revenues during those periods.
Services provided to Medicare and related managed Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state.
Medicare regulations and Vanguard’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its healthcare facilities. To obtain reimbursement for certain services under the Medicare program, Vanguard must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. Vanguard estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. Vanguard includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations by $8.0 million ($5.0 million net of taxes or $0.11 per diluted share), $6.6 million ($4.1 million net of taxes or $0.09 per diluted share) and $7.3 million ($4.5 million net of taxes or $0.10 per diluted share) during the years ended 2009, 2010 and 2011, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management. Management believes that future adjustments to its current third party settlement estimates will not significantly impact Vanguard’s results of operations or financial position.
Vanguard does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). Vanguard deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. Vanguard also provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended 2009, 2010 and 2011, Vanguard deducted $91.8 million, $87.7 million and $121.5 million of charity care from revenues, respectively.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
During the third quarter of fiscal 2009, the federal government approved federal matching funds for the Illinois Provider Tax Assessment (“PTA”) program. The PTA program enables the State of Illinois to increase funding for its state Medicaid plan. Hospitals providing services to Medicaid enrollees receive funds directly from the state. Hospital providers, with certain exceptions, are then assessed a provider tax, which is payable to the state, and may or may not exceed funds received from the state. Vanguard participates in a similar program with the state of Michigan through its DMC hospitals. Vanguard recognizes revenues equal to the gross PTA payments to be received when such payments are assured. Vanguard recognizes expenses for the taxes due back to the states under these PTA programs when the related revenues are recognized.
Effective for service dates on or after April 1, 2009, as a result of a state mandate, Vanguard implemented a new uninsured discount policy for those patients receiving services in its Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under its guidelines. Vanguard implemented this same policy in its Phoenix and San Antonio hospitals effective for service dates on or after July 1, 2009. Under this policy, Vanguard applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. These discounts were approximately $215.7 million and $277.2 million for the years ended June 30, 2010 and 2011, respectively.
The Medicaid Electronic Health Record (“EHR”) Incentive Program provides incentive payments to eligible hospitals and professionals as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology in their first year of participation and demonstrate meaningful use for up to five remaining participation years. Medicaid EHR incentive payments to hospitals and professionals are 100% federally funded; however, the Medicaid EHR incentive program is voluntarily offered by individual states. Although CMS established January 3, 2011 as the earliest date states could offer Medicaid EHR incentive payments if they so choose, states must develop and receive CMS approval of state plans prior to offering Medicaid incentive payments. During the quarter ended June 30, 2011, Vanguard acquired certified EHR technology for most of its acute care hospitals in Michigan. As a result, Vanguard recognized $11.9 million of non-patient revenues related to estimated combined Medicaid and Medicare EHR incentives, which have been received or are expected to be received in early fiscal 2012. Not all states for which CMS has issued approval have become fully operational for providers to register for Medicaid EHR incentive payments. Vanguard will attest its qualification for EHR incentive payments for its Texas hospitals in early fiscal year 2012. Arizona, Illinois and Massachusetts are not yet ready for Vanguard to begin the attestation process. The final Medicaid incentive payment amount to which a provider is entitled is determined by several variables that are subject to validation by the state prior to such payment being issued.
Premium Revenue
Vanguard had premium revenues from its health plans of $678.0 million, $839.7 million and $869.4 million during the years ended 2009, 2010 and 2011, respectively. Vanguard’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”) and MacNeal Health Providers (“MHP”), have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”), Centers for Medicare and Medicaid Services (“CMS”) and various health maintenance organizations (“HMOs”), respectively, to contract to provide medical services to subscribing participants. Under these agreements, Vanguard’s health plans receive monthly payments based on the number of HMO participants in MHP or the number and coverage type of members in PHP and AAHP. Vanguard’s health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to the government.
Cash and Cash Equivalents
Vanguard considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. Vanguard manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments.
As of June 30, 2010 and 2011, approximately $16.4 million and $17.5 million, respectively, of total cash and cash equivalents in the accompanying consolidated balance sheets were identified for the operations of Vanguard’s captive insurance subsidiaries.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Restricted Cash
As of both June 30, 2010 and 2011, Vanguard had restricted cash balances of $2.3 million. These balances primarily represent restricted cash accounts related to liquidity requirements of AAHP and certain other arrangements.
Accounts Receivable
Vanguard’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. Vanguard manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. Vanguard typically writes off uncollected accounts receivable 120 days subsequent to discharge date. Medicare program net receivables, including managed Medicare receivables, comprised approximately 31% and 26% of net patient receivables as of June 30, 2010 and 2011, respectively. Medicare revenues are included in the acute care services operating segment. Receivables from various state Medicaid programs and managed Medicaid programs comprised approximately 15% and 24% of net patient receivables as of June 30, 2010 and 2011, respectively. Remaining receivables relate primarily to various HMO and Preferred Provider Organization payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.
Effective July 1, 2007, Vanguard began estimating the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus a standard percentage of uninsured accounts less than 365 days old plus a standard percentage of self-pay after insurance/Medicare accounts less than 365 days old. Vanguard has periodically adjusted its policy to increase the standard percentages applied to uninsured accounts and self-pay after insurance/Medicare accounts to account for pricing changes and for the impact of its new uninsured discount policy, as previously described. Vanguard tests its allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also supplements its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on Vanguard’s estimates and significantly affect its results of operations and cash flows.
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

		Additions	Accounts
	Balance at	Charged to	Written off,	Balance at
	Beginning	Costs and	Net of Recoveries	End of
	of Period	Expenses	and other	Period

Allowance for doubtful accounts:
Year ended June 30, 2009	$117.7	$210.8	$207.0	$121.5
Year ended June 30, 2010	$121.5	$152.5	$198.4	$75.6
Year ended June 30, 2011	$75.6	$302.3	$172.9	$205.0
Inventories
Inventories, consisting of medical supplies and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Property, Plant and Equipment
Purchases of property, plant and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. For assets other than leasehold improvements depreciation is computed using the straight-line half-year method over the estimated useful lives of the assets, which approximate 3 to 40 years. Leasehold improvements are depreciated over the lesser of the estimated useful life or term of the lease. Amortization expense for assets acquired under capital leases are included with depreciation expense. Depreciation expense was approximately $125.2 million, $135.6 million and $189.7 million for the years ended 2009, 2010 and 2011, respectively. Vanguard tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators.
During fiscal 2009, 2010 and 2011, Vanguard capitalized $2.0 million, $2.4 million and $5.6 million of interest, respectively, associated with certain of its hospital construction and expansion projects. Vanguard estimates that it is contractually obligated to expend approximately $46.1 million related to projects classified as construction in progress as of June 30, 2011. Vanguard also capitalizes costs associated with developing computer software for internal use. Vanguard capitalizes both internal and external direct costs, excluding training, during the application development stage primarily for the purpose of customizing vendor software to integrate with Vanguard’s hospital information systems. The estimated net book value of capitalized internal use software included in net property, plant and equipment, was approximately $55.8 million and $51.8 million as of June 30, 2010 and 2011, respectively. The amortization expense for internal use software, included in depreciation expense, was approximately $9.5 million, $11.8 million and $14.7 million for the years ended 2009, 2010 and 2011, respectively.
The following table provides the gross asset balances for each major class of asset and total accumulated depreciation as of June 30, 2010 and 2011 (in millions).

	June 30, 2010	June 30, 2011
Class of asset:
Land and improvements	$161.8	$199.2
Buildings and improvements	864.0	1,405.7
Equipment	740.5	953.6
Construction in progress	88.5	90.5

	1,854.8	2,649.0
Less: accumulated depreciation	(651.0)	(818.5)

Net property, plant and equipment	$1,203.8	$1,830.5

Investments in Securities
Investments in securities include debt and equity securities and are classified as available-for-sale, held-to-maturity or as part of a trading portfolio. As of June 30, 2011, Vanguard held no significant investments in securities classified as either held-to-maturity or trading. Investments in securities classified as available-for-sale are reported at fair value. Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income (loss) unless the unrealized loss is determined to be other-than-temporary, at which point Vanguard would record a loss in the consolidated statements of operations. Vanguard calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Goodwill also represents a significant portion of Vanguard’s total assets. Vanguard reviews goodwill for impairment annually during its fourth fiscal quarter or more frequently if certain impairment indicators arise. Vanguard reviews goodwill at the reporting unit level, which is one level below an operating segment. Vanguard compares the carrying value of the net assets of each reporting unit to the net present value of estimated discounted future cash flows of the reporting unit. If the carrying value exceeds the net present value of estimated discounted future cash flows, an impairment indicator exists and an estimate of the impairment loss is calculated. The fair value calculation includes multiple assumptions and estimates, including the projected cash flows and discount rates applied. Changes in these assumptions and estimates could result in goodwill impairment that could have a material adverse impact on Vanguard’s results of operations or financial position.
Amortization of Intangible Assets
Amounts allocated to contract-based intangible assets, which primarily represent PHP’s contract with AHCCCS and PHP’s various contracts with network providers, are amortized over their useful lives, which equal 10 years. The expected future cash flows supporting the value of contract-based intangible assets are affected by Vanguard’s ability and intent to renew or extend the related PHP contracts. No amortization is recorded for indefinite-lived intangible assets. Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or notes using the effective interest method. Physician income and service agreement guarantee intangible assets are recorded based upon the estimated future payments under the contracts and are amortized over the applicable contract service periods. The useful lives over which intangible assets are amortized range from two years to ten years.
Pension Plan
Upon completing the acquisition of DMC on January 1, 2011, Vanguard assumed a frozen noncontributory defined benefit retirement plan (“DMC Pension Plan”) covering substantially all of the employees of DMC and its subsidiaries hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings.
The DMC Pension Plan is measured using actuarial techniques that reflect management’s assumptions for discount rate, expected long-term investment returns on plan assets, expected retirement and mortality. Management determines the discount rate with the assistance of actuaries.
The accounting guidance related to employers’ accounting for defined benefit pension plans requires recognition in the balance sheet of the funded status of defined benefit pension plans, and the recognition in other comprehensive income of unrecognized gains or losses and prior service costs or credits. Additionally, the guidance requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end.
As of June 30, 2011, Vanguard recorded an increase to equity through other comprehensive income of $31.8 million ($19.7 million, net of tax) based primarily on year-end adjustments related to decreases in Vanguard’s projected benefit obligation due to an increase in the discount rate used to measure the liability at June 30, 2011.
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
Accrued Health Plan Claims and Settlements
During the years ended 2009, 2010 and 2011, health plan claims expense was $525.6 million, $665.8 million and $686.3 million, respectively, primarily representing health claims incurred by members in PHP. Vanguard estimates PHP’s reserve for health claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of members and certain member demographic information. Accrued health plan claims and settlements, including incurred but not reported claims and net amounts payable to AHCCCS and CMS for certain programs for which profitability is limited, for all Vanguard health plans combined was approximately $149.8 million and $114.9 million as of June 30, 2010 and 2011, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. Due to changes in historical claims trends, during its fiscal year ended June 30, 2009, Vanguard increased its health plan claims and settlements reserve related to prior fiscal year health claims experience by $0.1 million ($0.1 million net of taxes). During its fiscal years ended June 30, 2010 and 2011, Vanguard decreased its health plan claims and settlements reserve related to prior fiscal year health claims experience by $4.9 million ($3.0 million net of taxes or $0.07 per diluted share) and $12.7 million ($7.8 million net of taxes or $0.17 per diluted share). Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.
During the years ended 2009, 2010 and 2011, approximately $34.0 million, $42.8 million and $41.3 million, respectively, of accrued and paid claims for services provided to Vanguard’s health plan members by its hospitals and its other healthcare facilities were eliminated in consolidation. Vanguard’s operating results and cash flows could be materially affected by increased or decreased utilization of its healthcare facilities by members in its health plans.
Employee Health Insurance Reserve
Vanguard covers substantially all of its employees under self-insured medical plans. Claims are accrued under the self-insured medical plans as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical plan was approximately $14.1 million and $30.6 million as of June 30, 2010 and 2011, respectively, and is included in accrued salaries and benefits in the accompanying consolidated balance sheets. Vanguard mitigated its self-insured risk by purchasing stop-loss coverage for catastrophic claims for a portion of its covered employees at a $500,000 per enrollee annual limit. During the years ended June 30, 2010 and 2011, approximately $30.2 million and $58.7 million of medical claims expense were eliminated in consolidation related to self-insured medical claims expense incurred and revenues earned due to employee utilization of Vanguard’s healthcare facilities.

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
Through the year ended June 30, 2010, Vanguard insured its excess coverage under a retrospectively rated policy, and premiums under this policy were recorded based on Vanguard’s historical claims experience. Vanguard self-insures its workers compensation claims at levels ranging from $0.6 million to $1.0 million per claim and purchases excess insurance coverage for claims exceeding these self-insured limits.
Vanguard’s reserves for professional and general liability as of June 30, 2010 and 2011 were $91.8 million and $326.8 million, respectively. As of June 30, 2010 and 2011 the reserves for workers’ compensation were $15.7 million and $32.1 million, respectively. Vanguard utilizes actuarial information to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to: (1) reported events (“case reserves”) and (2) incurred but not reported (“IBNR”) events as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including Vanguard’s risk exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in Vanguard’s estimates. Vanguard discounts its workers compensation reserve using a 4% factor, an actuarial estimate of projected cash payments in future periods. Vanguard does not discount the reserve for estimated professional and general liability claims.
Vanguard adjusts these reserves from time to time as it receives updated information. Due to changes in historical loss trends, during its fiscal year ended June 30, 2009 and 2010, Vanguard increased its professional and general liability reserve related to prior fiscal years by $13.4 million ($8.3 million net of taxes or $0.18 per diluted share) and $8.4 million ($5.2 million net of taxes or $0.12 per diluted share), respectively. During its fiscal year ended June 30, 2011, Vanguard decreased its professional liability and general reserve by $5.4 million ($3.3 million net of taxes or $0.07 per diluted share). Similarly, Vanguard decreased its workers compensation reserve related to prior fiscal years by $3.8 million ($2.4 million net of taxes or $0.05 per diluted share), $5.1 million ($3.1 million net of taxes or $0.07 per diluted share) and $4.3 million ($2.6 million net of taxes or $0.06 per diluted share), respectively, during its fiscal years ended June 30, 2009, 2010 and 2011. Additional adjustments to prior year estimates may be necessary in future periods as Vanguard’s reporting history and loss portfolio matures.
Market and Labor Risks
Vanguard operates primarily in five geographic markets. If economic or other factors limit its ability to provide healthcare services in one or more of these markets, Vanguard’s cash flows and results of operations could be materially adversely impacted. Approximately 1,600 and 2,300 full-time employees in Vanguard’s Massachusetts and Michigan hospitals, respectively, are subject to collective organizing agreements. This group represents approximately 10% of Vanguard’s workforce. During fiscal 2011, Vanguard entered into a new three-year contract retroactive to January 1, 2010 with the nursing union in Massachusetts that is effective through December 2012. The current union contract that impacts approximately 90% of the Michigan unionized employees is effective until the end of calendar year 2011. If Vanguard experiences significant future labor disruptions related to these unionized employees, its cash flows and results of operations could be materially adversely impacted.
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

	Minimum	Black-Scholes
	Value	Merton
Risk-free interest rate	4.11%-4.95%	3.61%-5.13%
Dividend yield	0.00%	0.00%
Volatility (wtd avg)	N/A	30.33%
Volatility (annual)	N/A	26.39%-37.73%
Expected option life	10 years	6.5 years
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
Recently Issued Accounting Pronouncements
In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU No. 2011-07, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The ASU is effective for fiscal years and interim periods beginning after December 31, 2011, with early adoption permitted. Changes to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. The ASU states that a health care entity that recognizes significant amounts of patient service revenue at the time the services are rendered even though it does not assess the patient’s ability to pay must present the allowance for doubtful accounts as a reduction of net patient revenue and not included as a separate item in operating expenses. Vanguard expects to early adopt this guidance effective July 1, 2011. The change in presentation, as required by this guidance, is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.
In July 2011, the FASB issued ASU No. 2011-06, “Other Expenses” (Topic 720): Fees Paid to the Federal Government by Health Insurers. The ASU is effective for calendar years beginning after December 31, 2013, when the required annual fee on health insurers initially becomes effective. The ASU amendment specifies that the liability incurred for mandatory fees imposed on health insurers from the Patient Protection and Affordable Care Act be deferred and amortized. ASU 2011-06 is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income. ASU 2011-5 eliminates Vanguard’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-5 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. Vanguard anticipates applying the provisions of ASU 2011-5 for its interim period ending March 31, 2012. As of June 30, 2011, Vanguard recognized comprehensive income related to changes in the fair value of investments in securities and pension plan (see Note 14). Accordingly, the adoption of ASU 2011-5 will impact the presentation of Vanguard’s other comprehensive income.
In October 2010, the FASB issued ASU No. 2010-26, “Financial Services—Insurance” (Topic 944): Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. ASU 2010-26 provides guidance on accounting for deferred policy acquisition costs of internal replacements of insurance and investment contracts. The amendments in this ASU specify that certain costs incurred in the successful acquisition of new and renewal contracts should be capitalized. Those costs include incremental direct costs of contract acquisition that result directly from and are essential to the contract transaction(s) and would not have been incurred by the insurance entity had the contract transaction(s) not occurred. ASU 2010-26 is effective for Vanguard’s fiscal year beginning July 1, 2012, with early adoption permitted, and is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Also in August 2010, the FASB issued ASU No. 2010-24, “Health Care Entities” (Topic 954): Presentation of Insurance Claims and Related Insurance Recoveries. This ASU eliminates the practice of netting claim liabilities with expected related insurance recoveries for balance sheet presentation. Claim liabilities are to be determined with no regard for recoveries and presented gross. Expected recoveries are presented separately. ASU 2010-24 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Vanguard recorded approximately $24.0 million of additional non-current professional and general liability reserves and non-current excess insurance coverage receivables (including the impact of the acquired DMC balances), which are included in its consolidated balance sheet as of June 30, 2011. There was no impact to Vanguard’s results of operations or cash flows for the adoption of this guidance.
3. BUSINESS COMBINATIONS
Acquisition of Westlake and West Suburban
Effective August 1, 2010, Vanguard acquired substantially all of the assets used in the operations of Westlake Hospital in Melrose Park, Illinois and West Suburban Medical Center in Oak Park, Illinois, (collectively, “the Resurrection Facilities”) from certain affiliates of Resurrection Health Care. These assets included the two general acute care hospital facilities with a combined 458 licensed beds, the real property on which each facility is located, their respective current assets (except cash and certain other current assets) and outpatient facilities and other healthcare assets related to each such hospital, such as outpatient facilities located in River Forest, Illinois and three physician clinics located in Oak Park and Melrose Park, Illinois. The cash purchase price for the acquired assets was approximately $45.3 million, which was funded with cash on hand.
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
The fair values of assets acquired and liabilities assumed at the date of acquisition were as follows (in millions):

Accounts receivable	$14.3
Inventories	3.7
Prepaid expenses and other current assets	1.3
Property and equipment	37.3
Other assets	1.0

Total assets acquired	57.6

Accounts payable	6.4
Other current liabilities	5.9

Total liabilities assumed	12.3

Net assets acquired	$45.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
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
Under the acquisition method of accounting, the purchase price of Arizona Heart was allocated to the identifiable assets acquired and liabilities assumed based upon their estimated fair values as of the acquisition dates. Vanguard has completed the purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date. The excess of the purchase price over the estimated fair value of the identifiable assets acquired and liabilities assumed was recorded as goodwill. Goodwill recorded for this acquisition represents the business value of the entity not specifically related to net assets acquired. The $0.9 million of goodwill was assigned to Vanguard’s acute care services segment and is expected to be deductible for tax purposes.
Acquisition of The Detroit Medical Center
Effective January 1, 2011, Vanguard purchased substantially all of the assets of The Detroit Medical Center, a Michigan non-profit corporation, and certain of its affiliates (collectively, “DMC”), which assets consist primarily of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. The eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. The cash purchase price for the acquired DMC assets paid at closing was $363.3 million and was funded with cash on hand. Vanguard has substantially completed its purchase price allocation based upon its estimates of fair value of assets acquired and liabilities assumed at the acquisition date. The goodwill acquired in connection with the DMC acquisition was assigned to Vanguard’s acute care services segment and is not expected to be deductible for tax purposes.
Vanguard acquired all of DMC’s assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC, which liability Vanguard expects to fund over 15 years after closing based upon current actuarial assumptions and estimates (which assumptions and assessments are subject to periodic adjustment). Vanguard also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of trustees and Vanguard. To collateralize this commitment, concurrent with the closing of the transaction, Vanguard placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of Vanguard’s common stock (the “Warrant Shares”). In May 2011, Vanguard replaced the Warrant Shares with a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the principal amount of $500.0 million to collateralize the $500.0 million specified project capital commitment, as permitted by the purchase agreement for the DMC acquisition. The principal amount of the promissory note is reduced automatically as Vanguard expends capital or escrows cash related to this capital commitment.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The fair values of assets acquired and liabilities assumed at the acquisition date were as follows (in millions):

Cash	$6.4
Accounts receivable	115.1
Inventories	26.7
Prepaid expenses and other current assets	95.6
Property and equipment	524.6
Goodwill	84.3
Other intangible assets	10.7
Investments in securities	166.4
Other assets	85.2

Total assets acquired	1,115.0

Accounts payable	80.9
Other current liabilities	160.5
Pension benefit obligation	228.0
Other non-current liabilities	282.3

Total liabilities assumed	751.7

Net assets acquired	$363.3

Acquisition related expenses for DMC and other acquisitions were $12.5 million for the year ended June 30, 2011 and are included in other expenses on the accompanying consolidated statements of operations.
Pro Forma Information
Post-acquisition revenues of approximately $1,290.4 million and income from continuing operations before income taxes of approximately $54.4 million for the combined Resurrection acquisition (effective August 1, 2010) and the DMC acquisition (effective January 1, 2011) are included in Vanguard’s consolidated results of operations for the year ended June 30, 2011. The following table provides certain pro forma financial information for Vanguard as if these acquisitions occurred at the beginning of fiscal year 2010 (in millions).

	Year ended June 30,
	2010	2011

Total revenues	$5,698.7	$5,948.8

Income (loss) from continuing operations, before income taxes	$(113.9)	$28.6

The pro forma results for the Arizona Heart acquisition are not included, as Vanguard deems those results to be insignificant for disclosure.
4. FAIR VALUE MEASUREMENTS
Vanguard’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by two of its captive insurance subsidiaries. The following tables present information about the assets that are measured at fair value on a recurring basis as of June 30, 2011 and June 30, 2010 (in millions). The following tables also indicate the fair value hierarchy of the valuation techniques Vanguard utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Vanguard considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. Vanguard’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

United States short-term treasury bills	$20.8	$0.3	$20.5	$—
Auction rate securities	8.8	—	—	8.8
Corporate bonds	14.1	—	14.1	—
Common stock — domestic	9.7	0.1	9.6	—
Common stock — international	9.7	9.4	0.3	—
Preferred stock — international	0.2	0.2	—	—

Investments in securities	$63.3	$10.0	$44.5	$8.8

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$19.8	$—	$—	$19.8

The following table provides a reconciliation of the beginning and ending balances for the year ended June 30, 2011 and the year ended June 30, 2010 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

				Increase in
	Balance at		Realized gain	fair value,	Balance at
	June 30, 2010	Redemptions	on redemptions	pre tax	June 30, 2011

Auction rate securities	$19.8	$(14.3)	$0.5	$2.8	$8.8

				Increase in
	Balance at		Realized loss	fair value,	Balance at
	June 30, 2009	Redemptions	on redemptions	pre tax	June 30, 2010

Auction rate securities	$21.6	$(1.8)	$—	$—	$19.8

Investments in securities
As of June 30, 2011, Vanguard held $63.3 million in total available for sale investments in debt and equity securities, which are included in investments in securities on the consolidated balance sheets. Investments in corporate bonds, valued at approximately $14.1 million at June 30, 2011, consist of corporate bonds and other fixed income investments with average maturities of approximately 11.4 years as of June 30, 2011.
As of June 30, 2011, approximately $54.5 million of the acquired DMC investments were reflected on the accompanying consolidated balance sheet in investments in securities. Vanguard calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $52.8 million as of June 30, 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The investments acquired from DMC are classified as “available-for-sale” and recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay professional liability claims covered by the captive insurance subsidiary. Vanguard adjusts the book value of these investments to fair value on a quarterly basis.
The following table provides a reconciliation of the DMC securities since acquisition on January 1, 2011 through June 30, 2011 (in millions).

	Fair value			Realized gain	Increase in
	acquired at	Proceeds from	Purchases of	on sales,	fair value,	Fair value at
	January 1, 2011	sales	securities	pre tax	pre tax	June 30, 2011

DMC securities	$166.4	$(238.3)	$123.7	$1.0	$1.7	$54.5

As of June 30, 2011, Vanguard held $8.8 million in total available for sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in securities on the accompanying consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the remaining interest in ARS was $10.0 million at June 30, 2011. The ARS have a maturity date of 2040 and are guaranteed by the U.S. government at approximately 96%-98% of the principal and accrued interest under the Federal Family Education Loan Program or other similar programs. Due to the lack of market liquidity and other observable market inputs for these ARS, Vanguard utilized Level 3 inputs to estimate the $8.8 million fair value of these ARS. Valuations from forced liquidations or distressed sales are inconsistent with the definition of fair value set forth in the pertinent accounting guidance, which assumes an orderly market. For its valuation estimate, management utilized a discounted cash flow analysis that included estimates of the timing of liquidation of these ARS and the impact of market risks on exit value. Vanguard does not currently intend to sell and does not believe it is more likely than not it will be required to sell these ARS prior to liquidity returning to the market and their fair value substantially recovering to par value. During the year ended June 30, 2011, approximately $14.3 million of the ARS were redeemed for cash.
Since the beginning of fiscal year 2008, Vanguard has recognized realized losses related to the ARS of approximately $0.7 million, $0.6 million of which related to an other than temporary impairment due to a failed tender offer during the quarter ended September 30, 2008 and $0.1 million of which related to a redemption of $6.2 million principal amount of ARS at 98% of par value during the quarter ended December 31, 2010. During the quarter ended June 30, 2011 Vanguard recognized a realized gain of $0.6 million related to the redemption, at par, of the ARS that had previously been impaired due to the failed tender during the quarter ended September 30, 2008. As of June 30, 2011, Vanguard has recognized temporary impairments of $1.2 million ($0.7 million, net of taxes) related to the ARS. These temporary impairments are included in accumulated other comprehensive income (loss) (“AOCL”) on the accompanying consolidated balance sheets.
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
Long-Term Debt
The fair values of the 8.0% Notes and the 2010 term loan facility (both as defined in Note 9) as of June 30, 2011 were approximately $1,222.0 million and $806.9 million, respectively, based upon stated market prices. The fair values of the 7.750% Senior Notes and the 10.375% Senior Discount Notes (both as defined in Note 9) were approximately $355.3 million and $493.2 million, respectively, based upon significant unobservable inputs including interest rates, maturity and credit ratings as of June 30, 2011. The fair values are subject to change as market conditions change.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following as of June 30, 2010 and 2011 (in millions).

	2010	2011
Prepaid insurance	$0.4	$1.6
Prepaid maintenance contracts	6.4	8.2
Other prepaid expenses	8.8	17.0
Third party settlements	6.6	11.7
Health plan receivables	81.4	19.8
FICA settlement receivable	—	43.5
Other receivables	15.6	56.1

	$119.2	$157.9

The decrease in health plan receivables at June 30, 2011 was primarily the result of AHCCCS’ deferral of capitation and other payments to PHP at June 2010. Substantially all of these deferred payments were received subsequent to June 30, 2010. The increase in other receivables at June 30, 2011 was the direct result of Vanguard’s current year acquisitions.
6. IMPAIRMENT AND RESTRUCTURING CHARGES
During the year ended June 30, 2011, Vanguard determined that a $0.9 million ($0.6 million net of taxes or $0.01 per diluted share) impairment charge was necessary to write-down the book value of real property associated with a hospital that was being replaced in the Texas market to estimated fair value based on significant unobservable inputs (level 3). The remaining net impairment and restructuring charges for the year ended June 30, 2011 include approximately $5.1 million of restructuring charges related to employee severance and related costs negotiated during Vanguard’s third quarter of fiscal 2011.
Vanguard’s restructuring charges during the year ended June 30, 2011 represent the elimination of approximately forty positions for the realignment of certain corporate services within the acute care services segment. As of June 30, 2011 accrued expenses on the accompanying consolidated balance sheet included approximately $3.0 million of severance and related expenses that Vanguard expects to fund over the next fourteen months.
Vanguard completed its annual goodwill impairment test during the fourth quarter of fiscal 2011 noting no impairment. However, Vanguard did recognize an impairment loss in fiscal year 2010 based upon an interim impairment analysis. Vanguard performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, Vanguard determined that the $43.1 million remaining goodwill related to the Illinois hospitals reporting unit of Vanguard’s acute care services segment was impaired. Vanguard recorded the $43.1 million ($31.8 million, net of taxes or $0.71 per diluted share) non-cash impairment loss during its quarter ended December 31, 2009.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying consolidated balance sheets as of June 30, 2010 and 2011 (in millions).

	Gross Carrying Amount		Accumulated Amortization
	2010	2011	2010	2011
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$39.1	$65.0	$1.9	$8.2
Contracts	31.4	31.4	18.0	21.2
Physician income and other guarantees	31.1	35.4	25.0	29.8
Other	8.8	8.9	2.7	3.5

Subtotal	110.4	140.7	47.6	62.7
Indefinite-lived intangible assets:
License and accreditation	3.2	16.0	—	—

Total	$113.6	$156.7	$47.6	$62.7

Amortization expense for contract-based intangibles and other intangible assets during the fiscal years ended 2009, 2010 and 2011 was approximately $3.6 million, $4.8 million and $4.0 million, respectively. Total estimated amortization expense for these intangible assets during the next five years and thereafter is as follows: 2012 — $4.2 million; 2013 — $4.2 million; 2014 - $4.2 million; 2015 — $1.7 million; 2016 — $0.5 million and $0.8 million thereafter.
Amortization of deferred loan costs of $5.4 million, $5.2 million and $6.3 million during the years ended 2009, 2010 and 2011, respectively, is included in net interest. Vanguard capitalized approximately $25.9 million of additional deferred loan costs during fiscal 2011 associated with the additional debt offerings in July 2010 and January 2011 (see Note 9). Amortization of physician income and other guarantees of $6.2 million, $6.7 million and $4.8 million during the years ended 2009, 2010 and 2011, respectively, is included in purchased services or other operating expenses.
During the year ended 2011, goodwill increased by $90.6 million related to acute care services segment acquisitions. During 2010, goodwill increased by $0.1 million related to acute care services segment acquisitions and decreased by $43.1 million related to the Illinois market impairment recognized. As of June 30, 2011, Vanguard has recognized goodwill impairments of $166.9 million in the aggregate, all of which relate to Vanguard’s acute care services segment.
8. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying consolidated balance sheets as of June 30, 2010 and 2011 (in millions).

	2010	2011
Property taxes	$13.2	$16.6
Current portion of professional and general liability and workers compensation insurance	24.0	69.2
Accrued income guarantees	2.6	2.7
Accrued capital expenditures	21.0	34.9
Accrued monitoring and advisory fees	—	14.9
FICA settlement liability	—	21.8
Other	16.1	33.7

	$76.9	$193.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. FINANCING ARRANGEMENTS
A summary of Vanguard’s long-term debt as of June 30, 2010 and 2011 follows (in millions).

	June 30, 2010	June 30, 2011
10.375% Senior Discount Notes due 2016	$—	$465.0
8.0% Senior Unsecured Notes due 2018	937.0	1,156.3
7.750% Senior Notes due 2019	—	350.0
Term loans payable under credit facility due 2016	815.0	806.9
Capital leases and other long term debt	—	9.4

	1,752.0	2,787.6
Less: current maturities	(8.2)	(461.8)

	$1,743.8	$2,325.8

8.0% Senior Notes
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
On June 14, 2011, the Issuers exchanged substantially all of their outstanding Add-on Notes for new 8.0% senior unsecured notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
7.750% Senior Notes
On January 26, 2011, the Issuers issued an aggregate principal amount of $350.0 million of senior notes due 2019 (the “Senior Notes”), in a private placement. The Issuers’ obligations under the Senior Notes were fully and unconditionally guaranteed on a senior basis by Vanguard, Vanguard Health Holding Company I, LLC and certain subsidiaries of VHS Holdco II.
The Senior Notes bear interest at a rate of 7.750% per annum. Vanguard will pay cash interest semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The Senior Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers. The Senior Notes mature on February 1, 2019. Vanguard used the proceeds from the Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of the offering and the offering of the Senior Discount Notes, defined below.
On June 14, 2011, the Issuers exchanged substantially all of their outstanding Senior Notes for new 7.750% senior notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.
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
On June 14, 2011, Vanguard exchanged substantially all of its outstanding Senior Discount Notes for new 10.375% senior discount notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.
Vanguard used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the offering underwriters in July 2011 to redeem $453.6 million accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums thereof in July and August 2011. Approximately $450.2 million of the Senior Discount Notes, representing the accreted value as of June 30, 2011, has been reclassified to current maturities of long-term debt on the accompanying consolidated balance sheet as of June 30, 2011 in anticipation of these redemptions. See Note 22 for additional details.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
In addition, subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of certain other conditions, the Co-borrowers may request an incremental term loan facility to be added to the 2010 term loan facility. The Co-borrowers may also seek to increase the borrowing availability under the 2010 revolving facility to an amount larger than $260.0 million, subject to the receipt of commitments by existing lenders or other financial institutions for such increased revolving capacity and the satisfaction of other conditions. Vanguard’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $222.8 million as of June 30, 2011.
The 2010 term loan facility bears interest at a rate equal to, at Vanguard’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of June 30, 2011. Vanguard also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until maturity of the term debt.
Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($37.2 million of which were outstanding at June 30, 2011). Vanguard also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility.
The 2010 credit facilities contain numerous covenants that restrict Vanguard or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. Vanguard was in compliance with each of these debt covenants as of June 30, 2011. Obligations under the credit agreement are unconditionally guaranteed by Vanguard and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.
Future Maturities
The aggregate annual principal payments and scheduled redemptions of long-term debt, including capital leases and other long term debt, for each of the next five years and thereafter are as follows: Year 1 — $461.8 million; Year 2 — $11.2 million; Year 3 — $11.5 million; Year 4- $8.2 million; Year 5 — $797.4 million and $1,525.0 million thereafter.
Other Information
Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries had jointly and severally guaranteed Vanguard’s previously outstanding 9.0% senior notes on a subordinated basis and currently jointly and severally guarantee the 8.0% Notes and the Senior Notes. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities did not guarantee the previously outstanding 9.0% senior subordinated notes and currently do not guarantee the 8.0% Notes, the Senior Notes and the Senior Discount Notes in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The accompanying condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the previously outstanding 11.25% senior discount notes and the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2010 and June 30, 2011 and for the years ended June 30, 2009, 2010 and 2011 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$644.1	$292.5	$—	$936.6
Restricted cash	—	—	—	0.7	1.6	—	2.3
Accounts receivable, net	—	—	—	448.1	36.3	—	484.4
Inventories	—	—	—	83.6	0.3	—	83.9
Prepaid expenses and other current assets	—	—	—	230.9	9.5	—	240.4

Total current assets	—	—	—	1,407.4	340.2	—	1,747.6
Property, plant and equipment, net	—	—	—	1,773.4	57.1	—	1,830.5
Goodwill	—	—	—	656.1	83.6	—	739.7
Intangible assets, net	—	37.4	19.3	25.4	11.9	—	94.0
Investments in consolidated subsidiaries	608.8	—	—		—	(608.8)	—
Investments in securities	—	—	—	63.3	—	—	63.3
Other assets	—	—	—	84.3	9.0	—	93.3

Total assets	$608.8	$37.4	$19.3	$4,009.9	$501.8	$(608.8)	$4,568.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$280.6	$33.7	$—	$314.3
Accrued expenses and other current liabilities	—	50.5	11.8	429.2	128.4	—	619.9
Current maturities of long-term debt	—	—	458.8	3.0	—	—	461.8

Total current liabilities	—	50.5	470.6	712.8	162.1	—	1,396.0
Other liabilities	—	—	—	565.5	38.0	—	603.5
Long-term debt, less current maturities	—	2,305.0	14.4	6.4	—	—	2,325.8
Intercompany	365.7	(1,468.8)	(432.8)	1,927.2	(9.4)	(381.9)	—
Total equity (deficit)	243.1	(849.3)	(32.9)	798.0	311.1	(226.9)	243.1

Total liabilities and equity	$608.8	$37.4	$19.3	$4,009.9	$501.8	$(608.8)	$4,568.4

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2009

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$2,359.5	$171.2	$(23.3)	$2,507.4
Premium revenues	—	—	—	60.2	618.0	(0.2)	678.0

Total revenues	—	—	—	2,419.7	789.2	(23.5)	3,185.4

Salaries and benefits	4.4	—	—	1,138.4	91.0	—	1,233.8
Health plan claims expense	—	—	—	34.8	514.1	(23.3)	525.6
Supplies	—	—	—	422.9	32.6	—	455.5
Provision for doubtful accounts	—	—	—	200.2	10.1	—	210.3
Purchased services	—	—	—	149.1	14.7	—	163.8
Other operating expenses	0.2	—	—	198.8	56.7	(0.2)	255.5
Rents and leases	—	—	—	35.6	7.0	—	42.6
Depreciation and amortization	—	—	—	114.7	14.2	—	128.9
Interest, net	—	93.8	22.1	(6.7)	2.4	—	111.6
Management fees	—	—	—	(14.1)	14.1	—	—
Impairment and restructuring charges	—	—	—	6.2	—	—	6.2
Other	—	—	—	2.7	—	—	2.7

Total costs and expenses	4.6	93.8	22.1	2,282.6	756.9	(23.5)	3,136.5

Income (loss) from continuing operations before income taxes	(4.6)	(93.8)	(22.1)	137.1	32.3	—	48.9
Income tax benefit (expense)	(16.8)	—	—	—	(9.4)	9.4	(16.8)
Equity in earnings of subsidiaries	50.0	—	—	—	—	(50.0)	—

Income (loss) from continuing operations	28.6	(93.8)	(22.1)	137.1	22.9	(40.6)	32.1
Income (loss) from discontinued operations, net of taxes	—	—	—	(0.6)	0.3	—	(0.3)

Net income (loss)	28.6	(93.8)	(22.1)	136.5	23.2	(40.6)	31.8
Less: Net income attributable to non- controlling interests	—	—	—	(3.2)	—	—	(3.2)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(93.8)	$(22.1)	$133.3	$23.2	$(40.6)	$28.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$2,396.9	$183.1	$(42.8)	$2,537.2
Premium revenues	—	—	—	59.5	810.4	(30.2)	839.7

Total revenues	—	—	—	2,456.4	993.5	(73.0)	3,376.9

Salaries and benefits	4.2	—	—	1,194.9	97.1	—	1,296.2
Health plan claims expense	—	—	—	46.3	662.3	(42.8)	665.8
Supplies	—	—	—	421.9	34.2	—	456.1
Provision for doubtful accounts	—	—	—	144.9	7.6	—	152.5
Purchased services	—	—	—	155.4	24.1	—	179.5
Other operating expenses	0.2	—	—	219.0	71.6	(30.2)	260.6
Rents and leases	—	—	—	36.5	7.3	—	43.8
Depreciation and amortization	—	—	—	127.1	12.5	—	139.6
Interest, net	—	104.4	14.7	(7.2)	3.6	—	115.5
Impairment and restructuring charges	—	—	—	43.1	—	—	43.1
Debt extinguishment costs	—	67.8	5.7	—	—	—	73.5
Management fees	—	—	—	(16.9)	16.9	—	—
Other	—	—	—	9.1	—	—	9.1

Total costs and expenses	4.4	172.2	20.4	2,374.1	937.2	(73.0)	3,435.3

Income (loss) from continuing operations before income taxes	(4.4)	(172.2)	(20.4)	82.3	56.3	—	(58.4)
Income tax benefit (expense)	13.8	—	—	—	(20.0)	20.0	13.8
Equity in earnings of subsidiaries	(58.6)	—	—	—	—	58.6	—

Income (loss) from continuing operations	(49.2)	(172.2)	(20.4)	82.3	36.3	78.6	(44.6)
Loss from discontinued operations, net of taxes	—	—	—	(1.7)	—	—	(1.7)

Net income (loss)	(49.2)	(172.2)	(20.4)	80.6	36.3	78.6	(46.3)
Less: Net income attributable to non- controlling interests	—	—	—	(2.9)	—	—	(2.9)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(49.2)	$(172.2)	$(20.4)	$77.7	$36.3	$78.6	$(49.2)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues	$—	$—	$—	$3,864.3	$192.0	$(29.8)	$4,026.5
Premium revenues	—	—	—	58.5	815.0	(4.1)	869.4

Total revenues	—	—	—	3,922.8	1,007.0	(33.9)	4,895.9

Salaries and benefits	4.8	—	—	1,914.0	101.6	—	2,020.4
Health plan claims expense	—	—	—	33.7	682.4	(29.8)	686.3
Supplies	—	—	—	636.8	33.1	—	669.9
Provision for doubtful accounts	—	—	—	294.1	8.2	—	302.3
Purchased services	—	—	—	333.1	27.8	—	360.9
Other operating expenses	0.3	—	—	344.2	43.4	(4.1)	383.8
Rents and leases	—	—	—	47.2	6.9	—	54.1
Depreciation and amortization	—	—	—	181.9	11.9	—	193.8
Interest, net	—	145.5	32.9	(11.3)	4.1	—	171.2
Impairment and restructuring charges	—	—	—	6.0	—	—	6.0
Debt extinguishment costs	—	—	—	—	—	—	—
Monitoring fees and expenses	—	—	—	31.3	—	—	31.3
Management fees	—	—	—	(16.4)	16.4	—	—
Acquisition related expenses	—	—	—	12.5	—	—	12.5
Other	—	—	—	(4.6)	0.1	—	(4.5)

Total costs and expenses	5.1	145.5	32.9	3,802.5	935.9	(33.9)	4,888.0

Income (loss) from continuing operations before income taxes	(5.1)	(145.5)	(32.9)	120.3	71.1	—	7.9
Income tax benefit (expense)	(9.3)	—	—	—	(24.0)	24.0	(9.3)
Equity in earnings of subsidiaries	3.5	—	—	—	—	(3.5)	—

Income (loss) from continuing operations	(10.9)	(145.5)	(32.9)	120.3	47.1	20.5	(1.4)
Loss from discontinued operations, net of taxes	—	—	—	(4.1)	(1.8)	—	(5.9)

Net income (loss)	(10.9)	(145.5)	(32.9)	116.2	45.3	20.5	(7.3)
Less: Net income attributable to non- controlling interests	—	—	—	(3.6)	—	—	(3.6)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(10.9)	$(145.5)	$(32.9)	$112.6	$45.3	$20.5	$(10.9)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2009

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Operating activities:
Net income (loss)	$28.6	$(93.8)	$(22.1)	$135.7	$23.2	$(39.8)	$31.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Loss (income) from discontinued operations, net of taxes	—	—	—	0.6	(0.3)	—	0.3
Depreciation and amortization	—	—	—	114.7	14.2	—	128.9
Provision for doubtful accounts	—	—	—	200.2	10.1	—	210.3
Deferred income taxes	6.4	—	—	—	—	—	6.4
Amortization of loan costs	—	5.1	0.3	—	—	—	5.4
Accretion of principal on senior discount notes	—	—	21.8	—	—	—	21.8
Gain on disposal of assets	—	—	—	(2.3)	—	—	(2.3)
Stock compensation	4.4	—	—	—	—	—	4.4
Impairment loss	—	—	—	6.2	—	—	6.2
Realized loss on investments	—	—	—	—	0.6	—	0.6
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(49.2)	—	—	—	—	49.2	—
Accounts receivable	—	—	—	(182.6)	(3.0)	—	(185.6)
Inventories	—	—	—	0.8	0.2	—	1.0
Prepaid expenses and other current assets	—	—	—	7.9	(20.6)	—	(12.7)
Accounts payable	—	—	—	(24.8)	(2.7)	—	(27.5)
Accrued expenses and other liabilities	9.8	6.8	—	32.1	83.4	(9.4)	122.7

Net cash provided by (used in) operating activities — continuing operations	—	(81.9)	—	288.5	105.1	—	311.7
Net cash provided by operating activities — discontinued operations	—	—	—	1.1	0.3	—	1.4

Net cash provided by (used in) operating activities	—	(81.9)	—	289.6	105.4	—	313.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2009
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Investing activities:
Capital expenditures	$—	$—	$—	$(122.2)	$(9.8)	$—	$(132.0)
Acquisitions and related expenses	—	—		(4.4)	—	—	(4.4)
Proceeds from asset dispositions	—	—	—	4.9	—	—	4.9
Other	—	—	—	(1.7)	(0.3)	—	(2.0)

Net cash used in investing activities - continuing operations	—	—	—	(123.4)	(10.1)	—	(133.5)
Net cash used in investing activities - discontinued operations	—	—	—	(0.1)	—	—	(0.1)

Net cash used in investing activities	—	—	—	(123.5)	(10.1)	—	(133.6)

Financing activities:
Payments of long-term debt	—	(7.8)	—	—	—	—	(7.8)
Repurchases of stock, equity incentive units and stock options	—	—	—	(0.2)	—	—	(0.2)
Cash provided by (used in) intercompany activity	—	89.7	—	(74.7)	(15.0)	—	—
Distributions paid to non-controlling interests and other	—	—	—	(4.9)	—	—	(4.9)

Net cash provided by (used in) financing activities	—	81.9	—	(79.8)	(15.0)	—	(12.9)

Net increase in cash and cash equivalents	—	—	—	86.3	80.3	—	166.6
Cash and cash equivalents, beginning of period	—	—	—	82.0	59.6	—	141.6

Cash and cash equivalents, end of period	$—	$—	$—	$168.3	$139.9	$—	$308.2

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2010
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Investing activities:
Capital expenditures	$—	$—	$—	$(149.8)	$(6.1)	$—	$(155.9)
Acquisitions and related expenses	—	—		(4.6)	—	—	(4.6)
Proceeds from asset dispositions	—	—	—	2.0	—	—	2.0
Sales of auction rate securities	—	—	—	—	1.8	—	1.8
Other	—	—	—	0.3	—	—	0.3

Net cash used in investing activities- continuing operations	—	—	—	(152.1)	(4.3)	—	(156.4)
Net cash used in investing activities - discontinued operations	—	—	—	(0.1)	—	—	(0.1)

Net cash used in investing activities	—	—	—	(152.2)	(4.3)	—	(156.5)

Financing activities:
Payments of long-term debt	—	(1,341.4)	(216.0)	—	—	—	(1,557.4)
Proceeds from debt borrowings	—	1,751.3	—	—	—	—	1,751.3
Payments of refinancing costs and fees	—	(80.3)	(13.3)	—	—	—	(93.6)
Repurchases of stock, equity incentive units and stock options	(300.6)	—	—	—	—	—	(300.6)
Payments related to derivative instrument with financing element	(6.2)	—	—	—	—	—	(6.2)
Distributions	—	—	—	—	(10.7)	7.9	(2.8)
Cash provided by (used in) intercompany activity	306.8	(228.7)	237.9	(186.3)	(121.8)	(7.9)	—

Net cash provided by (used in) financing activities	—	100.9	8.6	(186.3)	(132.5)	—	(209.3)

Net increase (decrease) in cash and cash equivalents	—	—	—	30.3	(80.9)	—	(50.6)
Cash and cash equivalents, beginning of period	—	—	—	168.3	139.9	—	308.2

Cash and cash equivalents, end of period	$—	$—	$—	$198.6	$59.0	$—	$257.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Operating activities:
Net income (loss)	$(10.9)	$(145.5)	$(32.9)	$116.2	$45.3	$20.5	$(7.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	4.1	1.8	—	5.9
Depreciation and amortization	—	—	—	181.9	11.9	—	193.8
Provision for doubtful accounts	—	—	—	294.1	8.2	—	302.3
Deferred income taxes	3.8	—	—	—	—	—	3.8
Amortization of loan costs	—	5.5	0.8	—	—	—	6.3
Accretion of principal on notes	—	2.8	20.3	—	—	—	23.1
Gain on disposal of assets	—	—	—	(0.2)	—	—	(0.2)
Realized gain on investments	—	—	—	(0.8)	(0.5)	—	(1.3)
Stock compensation	4.8	—	—	—	—	—	4.8
Impairment loss	—	—	—	0.9	—	—	0.9
Acquisition related expenses	—	—	—	12.5	—	—	12.5
Changes in operating assets and liabilities, net of effects of acquisitions:
Equity in earnings of subsidiaries	(3.5)	—	—	—	—	3.5	—
Accounts receivable	—	—	—	(361.0)	(23.5)	—	(384.5)
Inventories	—	—	—	2.0	(3.3)	—	(1.3)
Prepaid expenses and other current assets	—	—	—	(17.1)	73.6	—	56.5
Accounts payable	—	—	—	33.3	(2.9)	—	30.4
Accrued expenses and other liabilities	5.8	9.1	11.8	74.6	(44.5)	(20.0)	36.8

Net cash provided by (used in) operating activities — continuing operations	—	(128.1)	—	340.5	66.1	4.0	282.5
Net cash used in operating activities — discontinued operations	—	—	—	(4.1)	(1.8)	—	(5.9)

Net cash provided by (used in) operating activities	—	(128.1)	—	336.4	64.3	4.0	276.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2011
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Investing activities:
Capital expenditures	$—	$—	$—	$(197.4)	$(9.1)	$—	$(206.5)
Acquisitions and related expenses	—	—	—	(464.9)	—	—	(464.9)
Proceeds from asset dispositions	—	—	—	1.6	—	—	1.6
Net sales of investments	—	—	—	114.7	14.3	—	129.0
Other	—	—	—	(4.1)	—	—	(4.1)

Net cash provided by (used in) investing activities	—	—	—	(550.1)	5.2	—	(544.9)

Financing activities:
Payments of long-term debt	—	(8.1)	—	(2.5)	—	—	(10.6)
Proceeds from debt borrowings	—	566.6	444.6	—	—	—	1,011.2
Proceeds from issuance of common stock	450.0	—	—	—	—	—	450.0
Payments of IPO related costs	(26.9)	—	—	—	—	—	(26.9)
Payments of refinancing costs and fees	—	(5.5)	(20.4)	—	—	—	(25.9)
Dividends and related equity payments to equity holders	(447.2)	—	—	—	—	—	(447.2)
Cash provided by (used in) intercompany activity	23.7	(424.9)	(424.2)	661.9	172.1	(8.6)	—
Other financing activities	0.4	—	—	(0.2)	(8.1)	4.6	(3.3)

Net cash provided by (used in) financing activities	—	128.1	—	659.2	164.0	(4.0)	947.3

Net increase in cash and cash equivalents	—	—	—	445.5	233.5	—	679.0
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6

Cash and cash equivalents, end of period	$—	$—	$—	$644.1	$292.5	$—	$936.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
10. DMC PENSION PLAN
The following table summarizes the funded status of the DMC Pension Plan based upon actuarial valuations prepared as of the most recent valuation date of June 30, 2011 (in millions).

Year Ended
June 30, 2011
Reconciliation of benefit obligation:
Projected benefit obligation at January 1, 2011	$974.8
Interest cost	25.5
Actuarial gain	(24.5)
Benefits paid	(19.2)

Projected benefit obligation and accumulated benefit obligation at June 30, 2011	956.6

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1, 2011	746.7
Actual gain on plan assets	34.9
Employer contributions	6.2
Benefits paid	(19.2)

Fair value of plan assets at June 30, 2011	768.6

Funded status at June 30, 2011	$188.0

The following table reflects the amounts included in Vanguard’s accompanying consolidated balance sheet as of June 30, 2011 related to the DMC Pension Plan (in millions):

Accumulated other comprehensive income, net of tax	$19.7
Pension benefit obligation	188.0

$207.7

Assumptions used to determine the plan benefit obligation at June 30, 2011:
Discount rate	5.57%
Compensation increase rate	Frozen at 2003 level
A summary of the components of net pension plan expense (credit) for the year ended June 30, 2011 is as follows (in millions):

Interest cost on projected benefit obligation	$25.5
Expected return on assets	(27.6)

Total net pension plan expense (credit)	$(2.1)

Assumptions used to determine the net periodic pension plan expense (credit) for the year ended June 30, 2011 were as follows:
Discount rate	5.35%
Expected long-term rate of return on plan assets	7.50%
Vanguard recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income (loss). As of June 30, 2011, Vanguard recognized a change in the funded status of the DMC Pension Plan as an increase in equity through accumulated other comprehensive income of $31.8 million ($19.7 million, net of tax) based primarily on year-end adjustments related to a decrease in its projected benefit obligation due to an increase in the discount rate used to measure the liability. The discount rate was increased from 5.35% at January 1, 2011 to 5.57% at June 30, 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
To develop the expected long-term rate of return on assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The DMC Pension Plan’s weighted-average asset allocations by asset category as of June 30, 2011, were as follows:

	Target	Actual
Asset category:
Cash and cash equivalents	0%	1%
Equity securities	56%	69%
Debt securities	25%	11%
Alternatives and other	19%	19%
The DMC Pension Plan assets are invested in separately managed portfolios using investment management firms. The DMC Pension Plan’s objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well-diversified asset allocation that best meets these objectives. The DMC Pension Plan assets are largely comprised of equity securities, which include companies with all market capitalization sizes in addition to international and convertible securities. Cash and cash equivalents are comprised of money market funds. Debt securities include domestic and foreign government obligations, corporate bonds, and mortgage backed securities. Alternative investments include investments in limited partnerships. Under the investment policy of the DMC Pension Plan, investments in derivative securities are not permitted for the sole purpose of speculating on the direction of market interest rates. Included in this prohibition are leveraging, shorting, swaps, futures, options, forwards, and similar strategies.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table summarizes the pension plan assets measured at fair value on a recurring basis as of June 30, 2011, the most recent measurement date, aggregated by the level in the fair value hierarchy within which those measurements are determined as disclosed in Note 5. Fair value methodologies for Level 1 and Level 2 are consistent with the inputs described in Note 5. Fair value for Level 3 represents Vanguard’s ownership interest in the net asset value of the respective partnership, which approximates fair value.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)

Cash and cash equivalents	$11.5	$11.5	$—	$—
United States government obligations	54.3	—	54.3	—
Foreign obligations	0.1	—	0.1	—
Asset and mortgage-backed securities	25.8	—	25.8	—
Corporate bonds	8.4	—	8.4	—
Equity securities	527.7	139.7	388.0	—
Alternative investments	140.8	—	—	140.8

	$768.6	$151.2	$476.6	$140.8

The expected future employer contributions, which represent amounts required to be paid by regulators and law to the pension plan trust, are approximately $27.2 million for Vanguard’s fiscal year ending June 30, 2012. There is no expected amortization from the amounts included in other comprehensive income into net pension plan expense (credit) over the next fiscal year. Additionally, no plan assets are expected to be returned to Vanguard during the next fiscal year. The expected benefits payments from the DMC Pension Plan, which represent the total benefits expected to be paid from the plan assets held by the pension plan trust, for the next five years and the five years thereafter are as follows (in millions):

		Fiscal years ending June 30,
							Five years
	Total	2012	2013	2014	2015	2016	thereafter
Expected benefit payments	$577.0	$44.9	$48.1	$51.1	$54.0	$56.8	$322.1
11. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Year ended June 30,
	2009	2010	2011
Current:
Federal	$8.2	$(7.3)	$2.4
State	2.2	2.0	3.1

Total current	10.4	(5.3)	5.5

Deferred:
Federal	8.6	(10.0)	3.0
State	(0.9)	(2.3)	(4.9)

Total deferred	7.7	(12.3)	(1.9)
Change in valuation allowance	(1.3)	3.8	5.7

Total income tax expense (benefit)	$16.8	$(13.8)	$9.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in millions).

	Year ended June 30,
	2009	2010	2011
Continuing operations	$16.8	$(13.8)	$9.3
Discontinued operations	(0.2)	(1.0)	(3.6)

Total	$16.6	$(14.8)	$5.7

The increases in the valuation allowance during all three years presented result from state net operating loss carryforwards that may not ultimately be utilized because of the uncertainty regarding Vanguard’s ability to generate taxable income in certain states. The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Year ended June 30,
	2009	2010	2011
Income tax at federal statutory rate	35.0%	35.0%	35.0%
Income tax at state statutory rate	1.0	1.6	(37.6)
Nondeductible transaction cost	—	—	50.6
Nondeductible meals and entertainment	—	—	7.3
Nondeductible compensation	—	—	5.6
Nondeductible expenses and other	3.3	(1.0)	0.9
attributable to non-controlling interests	(2.3)	1.6	(15.8)
Nondeductible impairment loss	—	(7.2)	—
Change in valuation allowance	(2.6)	(6.4)	72.1

Effective income tax rate	34.4%	23.6%	118.1%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of Vanguard’s deferred tax assets and liabilities as of June 30, 2010 and 2011, were as follows (in millions):

	2010	2011
Deferred tax assets:
Net operating loss carryover	$82.6	$49.5
Excess tax basis over book basis of accounts receivable	3.8	24.4
Accrued expenses and other	47.1	76.5
Deferred loan costs	5.6	3.4
Professional and general liability reserves	30.6	34.6
Benefit Plans	14.1	98.8
Alternative minimum tax credit and other credits	4.1	6.4

Total deferred tax assets	187.9	293.6
Valuation allowance	(32.4)	(38.1)

Total deferred tax assets, net of valuation allowance	155.5	255.5

Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	59.7	121.7
Excess book basis over tax basis of prepaid assets and other	23.9	10.8
Investments	—	13.0

Total deferred tax liabilities	83.6	145.5

Net deferred tax assets	$71.9	$110.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
As of June 30, 2011, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $46.0 million and $635.0 million, respectively. The significant decrease in the federal income tax NOL carryforward from $139.0 million as of June 30, 2010 to $46.0 million as of June 30, 2011 resulted from acquisitions which occurred during the year ended June 30, 2011. The federal and state NOL carryforwards expire from 2020 to 2030 and 2011 to 2030, respectively. Approximately $2.2 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect Vanguard’s ability to ultimately recognize the benefit of these NOLs in future years.
Accounting for Uncertainty in Income Taxes
The table below summarizes the total changes in unrecognized tax benefits during the years ended 2009, 2010 and 2011 (in millions).

Balance at June 30, 2008	$5.3
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(0.3)
Settlements	—

Balance at June 30, 2009	5.0
Additions based on tax positions related to the current year	0.8
Additions for tax positions of prior years	6.1
Reductions for tax positions of prior years	—
Settlements	—

Balance at June 30, 2010	11.9
Additions based on tax positions related to the current year	0.9
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.3)
Settlements	—

Balance at June 30, 2011	$13.2

Of the $13.2 million total unrecognized tax benefits, $0.3 million of the balance as of June 30, 2011 of unrecognized tax benefits would impact the effective tax rate if recognized.
The provisions of the guidance for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the company. Vanguard has elected to classify interest and penalties related to the unrecognized tax benefits as a component of income tax expense. During the years ended 2009 and 2010, Vanguard recognized approximately $40,000 and $60,000, respectively, of such interest and penalties. Vanguard did not recognize any interest and penalties relative to uncertain tax positions during the year ended June 30, 2011.
Income tax expense for the year ended June 30, 2011 includes the impact of establishing a $5.3 million valuation allowance for unitary state net operating loss carryforwards during the year. Given the magnitude of Vanguard’s valuation allowance, its future income/losses could result in a significant adjustment to this valuation allowance.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Through the first quarter of its current fiscal year, Vanguard concluded that it was more likely than not that the unitary state net operating loss deferred tax assets were realizable. However, Vanguard determined that it was appropriate to record a valuation allowance after considering and weighting all evidence during the second quarter. The negative factors of having pretax unitary state losses for the two consecutive years ended June 30, 2010, and the possibility of unitary state losses in early future years, imposed a high standard for compelling objective positive evidence to exist in order to overcome the negative factors indicating that the unitary state net operating loss carryforwards may expire before being utilized. Vanguard established the valuation allowance as a result of lower forecasted pre-tax income attributable to a significant increase in forecasted interest expense, decreased apportioned income to its existing unitary states as a result of the DMC acquisition and due to recently enacted Illinois legislation that suspended net operating loss deductions for four years.
Vanguard’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.
12. EARNINGS PER SHARE
Vanguard computes basic earnings (loss) per share using the weighted average number of common shares outstanding. Vanguard computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, restricted shares, warrants for equity incentive units and restricted stock units, computed using the treasury stock method.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended June 30, 2009, 2010 and 2011 (in millions except share and per share amounts):

	Year Ended June 30,
	2009	2010	2011
Numerator for basic and diluted earnings (loss per share):
Income (loss) from continuing operations	$28.9	$(47.5)	$(5.0)
Loss from discontinued operations	(0.3)	(1.7)	(5.9)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(49.2)	$(10.9)

Denominator (in thousands):
Weighted average common shares outstanding	44,661	44,650	45,329
Effect of dilutive securities	540	—	—

Shares used for diluted earnings per share	45,201	44,650	45,329

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations	$0.65	$(1.06)	$(0.11)
Basic loss from discontinued operations	(0.01)	(0.04)	(0.13)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$0.64	$(1.10)	$(0.24)

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations	$0.64	$(1.06)	$(0.11)
Diluted loss from discontinued operations	(0.01)	(0.04)	(0.13)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$0.63	$(1.10)	$(0.24)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
13. STOCKHOLDERS’ EQUITY
Vanguard has the authority to issue 500,000,000 shares of common stock, par value $.01 per share. As discussed in Note 1, in June 2011 Vanguard completed an initial public offering of 25,000,000 shares of its common stock at $18.00 per share, prior to underwriting discounts, commissions and other related offering expenses, which were estimated to be $32.4 million as of June 30, 2011.
Common Stock of Vanguard and Class A Membership Units of Holdings
In connection with the Blackstone merger in 2004, Blackstone, Morgan Stanley Capital Partners and its affiliates (collectively, “MSCP”), management and other investors purchased $624.0 million of Class A Membership Units of Holdings. Holdings then invested the $624.0 million in the common stock of Vanguard, and in addition Blackstone invested $125.0 million directly in the common stock of Vanguard. In February 2005, other investors purchased approximately $0.6 million of Class A membership units of Holdings. Holdings then invested the $0.6 million in the common stock of Vanguard.
Equity Incentive Membership Units of Holdings and Holdings Merger
In connection with the Blackstone merger, certain members of senior management purchased Class B, Class C and Class D membership units in Holdings (collectively the “equity incentive units”) for approximately $5.7 million pursuant to the Amended and Restated Limited Liability Company Operating Agreement of Holdings dated September 23, 2004 (“LLC Agreement”). Vanguard determined the value of the equity incentive units by utilizing appraisal information. The Class B and D units vest 20% on each of the first five anniversaries of the purchase date, while the Class C units vest on the eighth anniversary of the purchase date subject to accelerated vesting upon the occurrence of a sale by Blackstone of at least 25% of its Class A units at a price per unit exceeding 2.5 times the per unit price paid on September 23, 2004. Upon a change of control (as defined in the LLC Agreement), all Class B and D units fully vest, and Class C units fully vest if the change in control constitutes a liquidity event (as defined in the LLC Agreement). During previous fiscal years, Vanguard and Holdings repurchased certain outstanding equity incentive units from former executive officers for approximately $0.4 million. The purchase price for unvested units was based upon the lower of cost or fair market value (determined by an independent appraisal) or the lower of cost or fair market value less a 25% discount, as set forth in the LLC Agreement. The purchase price for vested units was fair market value or fair market value less a 25% discount.
Immediately prior to Vanguard’s initial public offering, Holdings was merged with and into Vanguard so that Vanguard survived the merger (the “Holdings Merger”). As a result of the Holdings Merger, (1) each holder of Class A units of Holdings received a number of shares of Vanguard’s common stock, (2) each holder of Class B units of Holdings received a number of shares of Vanguard’s common stock, (3) each holder of Class C units of Holdings received a number of shares of Vanguard’s restricted stock and Vanguard’s unrestricted common stock and (4) each holder of Class D units of Holdings received a number of shares of Vanguard’s common stock and stock options to acquire shares of Vanguard’s common stock. In each of these cases, the holders of the outstanding units of Holdings received the same financial values of ownership interests from the equity issued by Vanguard as that surrendered in Holdings calculated based on the deemed equity value of Vanguard from the initial public offering. The net impact from the Holdings Merger resulted in Vanguard issuing to the former unit holders in Holdings an additional 1,720,379 shares of common stock, an additional 1,684,733 shares of restricted stock but with full voting rights and an additional 1,245,086 options to purchase common stock. The restricted stock issued in the Holdings Merger will vest in September 2012.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Refinancing Transactions
In January 2010, Vanguard’s Board of Directors authorized and Vanguard completed the repurchase of 26,571 shares (on a post-split basis) held by certain former employees and 14,432,075 shares (on a post-split basis) of outstanding common stock held by the remaining shareholders through privately negotiated transactions for $300.6 million as part of the Refinancing. Subsequent to the $300.6 million share repurchase, Vanguard completed a 1.4778 for one split that effectively returned the share ownership for each stockholder that participated in the repurchase (other than the holders of the 26,571 shares) to the same level as that in effect immediately prior to the repurchase. As required by the 2004 Option Plan, Vanguard reduced the exercise price for each class of outstanding options by $400.47, the per share equivalent of the 14,432,075 share repurchase discussed above, in order to keep the potential ownership position of the option holders equitable subsequent to such share repurchases and common share stock split. The exercise price modification for option holders did not result in the recognition of additional compensation expense to Vanguard.
In January 2011, Vanguard paid dividends of approximately $444.7 million ($9.81 per common share on a post-split basis) to its equity holders. The dividend was funded by the proceeds from the Senior Discount Notes previously described.
14. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) consists of two components: net income (loss) attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity but are excluded from net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income (loss), net of taxes, for the years ended June 30, 2009, 2010 and 2011 (in millions).

	Year ended June 30,
	2009	2010	2011
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$28.6	$(49.2)	$(10.9)
Change in fair value of interest rate swap	(11.5)	5.2	—
Change in unrealized holding gains (losses) on investments in securities	(4.1)	—	4.5
Change in fair value of pension plan	—	—	31.8
Change in fair value of other postretirement benefit plans	—	—	0.9
Change in income tax (expense) benefit	6.0	(2.6)	(14.1)
Termination of interest rate swap reclassification adjustment, net of taxes	—	1.7	—
Net income attributable to non-controlling interests	3.2	2.9	3.6

Comprehensive income (loss)	$22.2	$(42.0)	$15.8

The components of accumulated other comprehensive income (loss), net of taxes, as of June 30, 2010 and 2011 are as follows (in millions).

	June 30, 2010	June 30, 2011
Unrealized holding gain (loss) on investments in securities	$(4.1)	$0.5
Defined benefit pension plan	—	31.8
Post-employment defined benefit plan	—	0.9
Income tax benefit (expense)	1.6	(12.6)

Accumulated other comprehensive income (loss)	$(2.5)	$20.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
15. STOCK BASED COMPENSATION
As previously discussed, Vanguard used the minimum value pricing model to determine stock compensation costs related to stock option grants prior to July 1, 2006. On July 1, 2006, Vanguard recorded stock compensation using the Black-Scholes-Merton model. During fiscal years 2009, 2010 and 2011, Vanguard incurred stock compensation of $4.4 million and $4.2 million and $4.8 million, respectively, related to grants under its 2004 Stock Incentive Plan.
Stock Incentive Plans
As of June 30, 2011, the 2011 Stock Incentive Plan, which replaced the 2004 Stock Incentive Plan, allows the granting of stock-based awards for the issuance of up to 14,000,000 shares of the common stock of Vanguard to its employees and certain other grantees. As of June 30, 2011, Vanguard had issued 1,684,733 restricted shares and 1,245,086 stock options resulting from the Holdings Merger but no restricted stock units or other equity rights under the 2011 Stock Incentive Plan.
Under the 2004 Stock Incentive Plan, stock options were granted by Vanguard from time to time from November 2004 to August 2009 as Liquidity Event Options, Time Options or Performance Options at the discretion of the Board or a committee thereof. The Liquidity Event Options vest 100% at the eighth anniversary of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Time Options vest 20% at each of the first five anniversaries of the date of grant and have an exercise price per share as determined by the Board or a committee thereof. The Performance Options vest 20% at each of the first five anniversaries of the date of grant and, as of June 30, 2011, have an exercise price currently equal to $33.67. The Time Options and Performance Options immediately vest upon a change of control, while the Liquidity Event Options immediately vest only upon a qualifying Liquidity Event, as defined in the 2004 Stock Incentive Plan.
Under the 2004 Stock Incentive Plan, restricted stock units were granted from time to time from July 2010 to May 2011 as Time Vesting Units or Liquidity Event Units. The Time Vesting Units vest 20% on each of the first five anniversaries of the date of grant, while the Liquidity Event Units vest on the eighth anniversary of the date of grant subject to accelerated vesting upon the occurrence of a qualifying Liquidity Event. Upon a change of control, all Time Vesting Units fully vest, and Liquidity Event Units fully vest if the change in control constitutes a Liquidity Event.
As of June 30, 2011, 5,939,267 options and 577,962 restricted stock units were outstanding under the 2004 Stock Incentive Plan. Subsequent to June 20, 2011, no more equity rights will be granted under the 2004 Stock Incentive Plan.
During the years ended June 30, 2010 and 2011, Vanguard’s Board of Directors approved one distribution and declared one dividend to stockholders. Pursuant to the terms of the 2004 Stock Incentive Plan, the holders of nonvested stock options received $994.05 per share ($16.68 on a post-split basis) reductions (subject to certain tax related limitations that resulted in deferred distributions for a portion of the declared dividend, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards as a result of the distribution and the dividend.
All common share and per common share amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the 59.584218-to-1 split that occurred in June 2011 (see Note 1).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Stock Options
The following tables summarize options transactions during the year ended June 30, 2011.

	# of	Wtd Avg
	Options	Exercise Price
Options outstanding at June 30, 2010	6,740,914	$20.84
Options exercised	(126,914)	2.85
Options cancelled	(674,733)	11.62
Options issued in connection with Holdings Merger	1,245,086	33.67

Options outstanding at June 30, 2011	7,184,353	$16.01

Options available for grant at June 30, 2011	11,070,181

Options exercisable at June 30, 2011	4,039,239	$22.25

The following table provides information relating to the 2004 Stock Incentive Plan during each period presented.

	Year ended June 30,
	2009	2010	2011

Weighted average fair value of options granted during each year	$5.29	$5.74	$—
Intrinsic value of options exercised during each year (in millions)	$—	$—	$1.7
The following table sets forth certain information regarding vested options at June 30, 2011, options expected to vest subsequent to June 30, 2011 and total options expected to vest over the life of all options granted.

		Additional	Total
	Currently	Expected	Expected
	Vested	to Vest	to Vest
Number of options at June 30, 2011	4,039,239	2,738,128	6,777,367
Weighted average exercise price	$22.25	$7.74	$16.39
Intrinsic value at June 30, 2011 (in millions)	$21.5	$33.0	$54.5
Weighted average remaining contractual term	4.5 years	6.0 years	5.1 years
As of June 30, 2011, there is approximately $10.9 million of total unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over a weighted average period of approximately 4 years.
The following table summarizes information about Vanguard’s outstanding stock options as of June 30, 2011:

	Options Outstanding		Options Exercisable
		Weighted Average
	Number of	Remaining	Number of
Exercise Prices	Options	Contractual Life	Options

$2.80	3,966,981	5.8	1,440,878
$2.91	142,405	5.7	53,024
$33.67	3,074,968	2.0	2,545,337

	7,184,354		4,039,239

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Restricted Stock Units
The following table summarizes restricted stock unit activity during the year ended June 30, 2011.

	Restricted	Wtd Avg Grant Date
	Stock Units	Fair Value Per Unit

Unvested as of June 30, 2010	—	$—
Granted	610,736	18.18
Vested	—	—
Forfeited	(32,774)	21.14

Unvested as of June 30, 2011	577,962	$18.01

As of June 30, 2011, there is approximately $9.5 million of total unrecognized compensation cost related to restricted stock units. These costs are expected to be recognized over a weighted average period of approximately 5.9 years.
16. DEFINED CONTRIBUTION PLAN
Effective June 1, 1998, Vanguard adopted its defined contribution employee benefit plan, the Vanguard 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.
The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after two years of service and continue vesting at 20% per year until fully vested. For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. Vanguard’s matching accrual, included in accrued salaries and benefits on the accompanying consolidated balance sheets, as of June 30, 2010 and 2011 was approximately $9.1 million and $3.2 million, respectively. Vanguard’s matching expense, including matching expense for discontinued operations, for the years ended 2009, 2010 and 2011 was approximately $15.7 million, $17.7 million and $21.7 million, respectively.
17. LEASES
Vanguard leases certain real estate properties and equipment under operating leases having various expiration dates. Future minimum operating lease payments under non-cancelable leases for each fiscal year presented below are approximately as follows (in millions).

Operating
Leases
2011	$47.0
2012	37.3
2013	30.7
2014	24.3
2015	19.3
Thereafter	43.6

$202.2

During the years ended 2009, 2010 and 2011, rent expense was approximately $42.6 million, $43.8 million and $54.1 million, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
18. CONTINGENCIES AND HEALTHCARE REGULATION
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
Guarantees
Physician Guarantees
In the normal course of its business, Vanguard enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to Vanguard. Vanguard records a liability at fair value for all guarantees entered into on or after January 1, 2006. Vanguard determines this liability and an offsetting intangible asset by calculating an estimate of expected payments to be made over the guarantee period. Vanguard reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. Vanguard also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of June 30, 2011, Vanguard had a net intangible asset of $5.0 million and a remaining liability of $2.7 million related to these physician income and service guarantees. The maximum amount of Vanguard’s unpaid physician income and service guarantees as of June 30, 2011 was approximately $4.0 million.
Other Guarantees
As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of June 30, 2011, Vanguard maintained this performance guarantee in the form of $55.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million. These surety bonds expire on September 30, 2011.
19. RELATED PARTY TRANSACTIONS
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
In connection with the initial public offering, Blackstone and Vanguard agreed to amend and terminate the existing transaction and monitoring fee agreement. As a result, Vanguard recorded approximately $14.9 of monitoring fees during the fourth quarter of fiscal year 2011, $13.0 million payable to Blackstone and $1.9 million payable to Metalmark SA, which is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet at June 30, 2011. The quarterly payments are due beginning July 1, 2011 and ending July 1, 2014 unless Blackstone elects at any time to accelerate the aforementioned quarterly payments to it and Metalmark SA to a lump sum payable due immediately. During fiscal 2009, Vanguard paid approximately $4.0 million and $1.2 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively. During fiscal 2010, Vanguard paid $4.4 million and $0.7 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively. During fiscal 2011, Vanguard paid $4.3 million and $0.6 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Under the transaction and monitoring fee agreement, Blackstone and Metalmark SA are entitled to receive additional compensation for providing investment banking or other financial advisory services to Vanguard by mutual agreement among Blackstone, Metalmark SA and Vanguard. In this regard, in May 2011, Vanguard agreed to pay financial advisory fees to Blackstone and Metalmark SA of $10.0 million and $1.5 million, respectively, to reflect their contributions to Vanguard’s accomplishments during fiscal year 2011.
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
A summary of the monitoring fees and expenses incurred by Vanguard for the year ended June 30, 2011 is as follows:

			Total
	Metalmark SA	Blackstone	Expense

Annual monitoring fees and expenses	$0.6	$4.3	$4.9
Acceleration of transaction and monitoring fees due under transaction and monitoring fee agreement	1.9	13.0	14.9
Financial advisory services fee	1.5	10.0	11.5

Total monitoring fees and expenses for the year ended June 30, 2011	$4.0	$27.3	$31.3

Effective July 1, 2008, Vanguard entered into an Employer Health Program Agreement with Equity Healthcare LLC (“Equity Healthcare”), which is an affiliate of Blackstone. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Equity Healthcare receives from Vanguard a fee of $2 per employee per month (“PEPM Fee”). As of June 30, 2011, Vanguard has approximately 14,100 employees enrolled in these health and welfare benefit plans.
20. SEGMENT INFORMATION
Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MHP, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, PHP, a Medicaid managed health plan operating in Arizona, and AAHP, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide unaudited condensed financial information by operating segment for the years ended June 30, 2009, 2010 and 2011, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2009
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$2,507.4	$—	$—	$2,507.4
Premium revenues	—	678.0	—	678.0
Inter-segment revenues	34.0	—	(34.0)	—

Total revenues	2,541.4	678.0	(34.0)	3,185.4

Salaries and benefits (excludes stock compensation)	1,198.8	30.6	—	1,229.4
Health plan claims expense (1)	—	525.6	—	525.6
Supplies	455.2	0.3	—	455.5
Provision for doubtful accounts	210.3	—	—	210.3
Other operating expenses-external	425.5	36.4	—	461.9
Operating expenses-intersegment	—	34.0	(34.0)	—

Total operating expenses	2,289.8	626.9	(34.0)	2,882.7

Segment EBITDA (2)	251.6	51.1	—	302.7
Less:
Interest, net	112.2	(0.6)	—	111.6
Depreciation and amortization	124.8	4.1	—	128.9
Equity method income	(0.8)	—	—	(0.8)
Stock compensation	4.4	—	—	4.4
Gain on disposal of assets	(2.3)	—	—	(2.3)
Monitoring fees and expenses	5.2	—	—	5.2
Realized loss on investments	0.6	—	—	0.6
Impairment and restructuring charges	6.2	—	—	6.2

Income from continuing operations before income taxes	$1.3	$47.6	$—	$48.9

Segment assets	$2,480.8	$250.3	$—	$2,731.1

Capital expenditures	$130.3	$1.7	$—	$132.0

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$2,537.2	$—	$—	$2,537.2
Premium revenues	—	839.7	—	839.7
Inter-segment revenues	42.8	—	(42.8)	—

Total revenues	2,580.0	839.7	(42.8)	3,376.9

Salaries and benefits (excludes stock compensation)	1,257.9	34.1	—	1,292.0
Health plan claims expense (1)	—	665.8	—	665.8
Supplies	456.0	0.1	—	456.1
Provision for doubtful accounts	152.5	—	—	152.5
Other operating expenses-external	447.0	36.9	—	483.9
Operating expenses-intersegment	—	42.8	(42.8)	—

Total operating expenses	2,313.4	779.7	(42.8)	3,050.3

Segment EBITDA (2)	266.6	60.0	—	326.6
Less:
Interest, net	116.5	(1.0)	—	115.5
Depreciation and amortization	135.2	4.4	—	139.6
Equity method income	(0.9)	—	—	(0.9)
Stock compensation	4.2	—	—	4.2
Loss on disposal of assets	1.8	—	—	1.8
Monitoring fees and expenses	5.1	—	—	5.1
Acquisition related expenses	3.1	—	—	3.1
Debt extinguishment costs	73.5	—	—	73.5
Impairment and restructuring charges	43.1	—	—	43.1

Income (loss) from continuing operations before income taxes	$(115.0)	$56.6	$—	$(58.4)

Segment assets	$2,503.6	$226.0	$—	$2,729.6

Capital expenditures	$154.8	$1.1	$—	$155.9

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2011
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues (1)	$4,026.5	$—	$—	$4,026.5
Premium revenues	—	869.4	—	869.4
Inter-segment revenues	41.3	—	(41.3)	—

Total revenues	4,067.8	869.4	(41.3)	4,895.9

Salaries and benefits (excludes stock compensation)	1,981.9	33.7	—	2,015.6
Health plan claims expense (1)	—	686.3	—	686.3
Supplies	669.8	0.1	—	669.9
Provision for doubtful accounts	302.3	—	—	302.3
Other operating expenses-external	758.1	40.7	—	798.8
Operating expenses-intersegment	—	41.3	(41.3)	—

Total operating expenses	3,712.1	802.1	(41.3)	4,472.9

Segment EBITDA (2)	355.7	67.3	—	423.0
Less:
Interest, net	173.1	(1.9)	—	171.2
Depreciation and amortization	189.3	4.5	—	193.8
Gain on disposal of assets	(0.2)	—	—	(0.2)
Equity method income	(0.9)	—	—	(0.9)
Stock compensation	4.8	—	—	4.8
Monitoring fees and expenses	31.3	—	—	31.3
Realized gains on investments	(1.3)	—	—	(1.3)
Acquisition related expenses	12.5	—	—	12.5
Impairment and restructuring charges	6.0	—	—	6.0
Pension credits	(2.1)	—	—	(2.1)

Income (loss) from continuing operations before income taxes	$(56.8)	$64.7	$—	$7.9

Segment assets	$4,170.6	$397.8	$—	$4,568.4

Capital expenditures	$206.1	$0.4	$—	$206.5

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)
21. UNAUDITED QUARTERLY OPERATING RESULTS
The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2010 and 2011. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with Vanguard’s consolidated financial statements for the fiscal years ended 2010 and 2011. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions except per share amounts).

	September 30,	December 31,	March 31,	June 30,
	2009	2009	2010	2010
Total revenues	$819.9	$840.5	$858.1	$858.4
Net income (loss)	$2.4	$(19.9)	$(32.4)	$3.6
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.5	$(20.7)	$(32.8)	$2.8
Basic earnings (loss) per share	$0.03	$(0.46)	$(0.73)	$0.06
Diluted earnings (loss) per share	$0.03	$(0.46)	$(0.73)	$0.06

	September 30,	December 31,	March 31,	June 30,
	2010	2010	2011	2011
Total revenues	$913.9	$960.6	$1,519.6	$1,501.8
Net income (loss)	$2.2	$(4.2)	$3.6	$(8.9	)(1)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(5.0)	$2.8	$(9.9	)(1)
Basic earnings (loss) per share	$0.03	$(0.11)	$0.06	$(0.21)
Diluted earnings (loss) per share	$0.02	$(0.11)	$0.06	$(0.21)

(1)	This amount includes a pre-tax charge of $27.6 million ($21.4 million or $0.45 per diluted share net of taxes) related to the termination of Vanguard’s transaction and monitoring fee agreement with its equity sponsors and financial advisory fees paid under the transaction and monitoring fee agreement during the quarter ended June 30, 2011 (see Note 19).
22. SUBSEQUENT EVENTS
Exercise of Over-Allotment
On July 12, 2011, Vanguard closed the sale of an additional 3,750,000 shares of its common stock at the public offering price of $18.00 per share pursuant to the over-allotment option exercised in full by the underwriters of Vanguard’s recently completed initial public offering. The exercise of the over-allotment option brings the total number of common shares sold by Vanguard in the offering to 28,750,000 shares.
Redemption of Senior Discount Notes
Vanguard used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the offering underwriters in July 2011 to redeem $453.6 million estimated accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums thereof in July and August 2011. Approximately $450.2 million of the Senior Discount Notes, representing the accreted value as of June 30, 2011, has been reclassified to current maturities of long-term debt on the accompanying consolidated balance sheet as of June 30, 2011 in anticipation of these redemptions. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding on August 11, 2011 immediately after the redemptions were completed and are expected to result in the recognition of debt extinguishment costs of approximately $38.8 million in Vanguard’s first quarter of fiscal year 2012.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Control and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Vanguard Health Systems, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements appearing in our periodic filings with the Securities and Exchange Commission. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates.
Management is also responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel including a dedicated Compliance department and a written Code of Business Conduct and Ethics adopted by our Board of Directors, applicable to all of our directors, officers and employees.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s evaluation did not include an assessment of the effectiveness of internal control over financial reporting for The Detroit Medical Center, which Vanguard acquired effective January 1, 2011. The Detroit Medical Center represented approximately 22% of the Company’s consolidated total assets as of June 30, 2011 and approximately 21% of the Company’s consolidated total revenues during the year ended June 30, 2011. Based on this evaluation, management concluded that the Company’s internal control over financial reporting, excluding the internal controls of The Detroit Medical Center, was effective as of June 30, 2011.
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

Changes in Internal Control Over Financial Reporting
We completed the acquisition of DMC effective January 1, 2011. The facilities acquired as part of the DMC acquisition utilize different information technology systems from our other facilities. We are currently integrating our internal control processes at DMC. We have excluded all of the DMC operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal control over financial reporting is included herein on page 172.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Executive Officers
This information is incorporated by reference to the information included in our proxy statement relating to our 2011 annual meeting of stockholders, which will be filed within 120 days of June 30, 2011 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “2011 Proxy Statement”).
Directors
This information is incorporated by reference to the information included in our 2011 Proxy Statement.
Code of Ethics
Information regarding our code of ethics (Vanguard Code of Ethics) applicable to our principal executive officer, our principal financial officer our principal accounting officer and other senior financial officers is available on the Investor Relations page of our internet website at www.vanguardhealth.com. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than by filing a Form 8-K.
Compliance with Section 16(a) of the Exchange Act
This information is incorporated by reference to the information included in our 2011 Proxy Statement.
Stockholder Nominees
This information is incorporated by reference to the information included in our 2011 Proxy Statement.
Audit and Compliance Committee
This information is incorporated by reference to the information included in our 2011 Proxy Statement.

Item 11.	Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to the information included in our 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2011.

Equity Compensation Plan Information
Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted-average		equity compensation
	be issued upon exercise		exercise price of		plans (excluding
	of outstanding options,		outstanding options,		securities reflected in
	warrants and rights		warrants and rights		column (a))
Plan Category	(a)		(b)		(c)

Equity compensation plans approved by security holders	7,762,315	(1)	$16.01	(2)	11,070,181	(1)

Equity compensation plans not approved by security holders	—		—		—

Total	7,762,315		$16.01		11,070,181

(1)	The material features of the equity compensation plans under which these options and share rights were issued will be set forth in our Proxy Statement for our 2011 Annual Stockholders meeting.
(2)	Restricted stock units have been excluded for purposes of computing the weighted-average exercise price.
The other information required by this Item 12 is incorporated herein by reference to the information included in our 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the information included in our 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the information included in our 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) List of documents filed as part of this report.
(1) Financial Statements. The accompanying index to financial statements on page 116 of this report is provided in response to this item.
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

VANGUARD HEALTH SYSTEMS, INC.		Date

By:	/s/ Charles N. Martin, Jr. Charles N. Martin, Jr.	August 25, 2011
Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Martin, Jr. Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director (Principal Executive Officer)	August 25, 2011

/s/ Phillip W. Roe Phillip W. Roe	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	August 25, 2011

/s/ Gary D. Willis Gary D. Willis	Senior Vice President, Controller & Chief Accounting Officer (Principal Accounting Officer)	August 25, 2011

/s/ Stephen D’Arcy Stephen D’Arcy	Director	August 25, 2011

/s/ Michael A. Dal Bello Michael A. Dal Bello	Director	August 25, 2011

/s/ Robert Galvin, MD Robert Galvin, MD	Director	August 25, 2011

/s/ M. Fazle Husain M. Fazle Husain	Director	August 25, 2011

	Director	August 25, 2011
James A. Quella

/s/ Neil P. Simpkins Neil P. Simpkins	Director	August 25, 2011

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc.(1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein(1)(3)

2.4
Purchase and Sale Agreement dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children’s Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children’s Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc.(6)

2.5
Letter Agreement dated July 16, 2010, amending Section 5.2(b) of that certain Purchase and Sale Agreement dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children’s Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children’s Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc. (28)

2.6
Amendment No. 1 to Purchase and Sale Agreement, dated as of October 29, 2010, by and among The Detroit Medical Center, DMC Primary Care Services II, Healthsource, Vanguard Health Systems, Inc., VHS Physicians of Michigan, CRNAs of Michigan and VHS University Laboratories, Inc. (29)

2.7	Letter Agreement, dated as of October 29, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC) and Vanguard Health Systems, Inc. (on behalf of each Buyer and Vanguard) (29)

2.8	Amendment No. 2 to Purchase and Sale Agreement, dated as of November 13, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (27)

2.9
Enforcement Agreement dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General (27)

2.10
Monitoring and Compliance Agreement dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General (27)

Exhibit No.	Description

2.11	Amendment No. 3 to Purchase and Sale Agreement, dated as of December 31, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (30)

2.12	Amendment No. 4 to Purchase and Sale Agreement, dated as of December 31, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (30)

2.13
Settlement Agreement effective as of December 31, 2010, by and among The Detroit Medical Center, Vanguard Health Systems, Inc. and the United States of America, acting though the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (30)

2.14	Agreement and Plan of Merger Between VHS Holdings LLC and Vanguard Health Systems, Inc.(34)

3.1	Second Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc.(34)

3.2	Amended and Restated By-Laws of Vanguard Health Systems, Inc.(34)

4.1
Indenture, relating to the 8% Senior Notes, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the Guarantors party thereto and U.S. Bank National Association, as Trustee(24)

4.2	First Supplemental Indenture, dated as of February 25, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (25)

4.3
Second Supplemental Indenture, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (5)

4.4
Third Supplemental Indenture, dated as of August 18, 2010, relating to the 8% Senior Notes due 2018, among VHS Westlake Hospital, Inc., VHS West Suburban Medical Center, Inc., VHS Acquisition Subsidiary Number 4, Inc., Midwest Pharmacies, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (28)

4.5	Fourth Supplemental Indenture, dated as of November 1, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (31)

4.6	Fifth Supplemental Indenture, dated as of January 11, 2011, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the Guarantors party thereto and the Trustee (31)

4.7
Indenture, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as Trustee, including the form of 7.750% Senior Notes due 2019 (26)

4.8
Indenture, dated as of January 26, 2011, relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and U.S. Bank National Association, as Trustee, including the form of 10.375% Senior Discount Notes due 2016 (26)

Exhibit No.	Description

4.9
Registration Rights Agreement, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and Banc of America Securities LLC, Barclays Capital Inc. Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated (24)

4.10
Registration Rights Agreement, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. the other guarantors named therein and Bank of America Securities LLC and Barclays Capital Inc. on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (5)

4.11
Registration Rights Agreement, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc. on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (26)

4.12
Registration Rights Agreement, dated as of January 26, 2011 relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc. on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (26)

4.13	Registration Rights Agreement, concerning Vanguard Health Systems, Inc., dated as of September 23, 2004 (1)

4.14	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of VHS Acquisition Subsidiary Number 5, Inc., dated as of September 8, 2004 (1)

10.1
Credit Agreement, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Health Holding Company I, LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto(24)

10.2	Security Agreement, dated as of January 29, 2010, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent(25)

10.3	Vanguard Guaranty, dated as of January 29, 2010, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent(25)

10.4	Subsidiaries Guaranty, dated as of January 29, 2010, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent(25)

10.5	Pledge Agreement, dated as of January 29, 2010, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent(25)

10.6	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC(1)

10.7	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004(1)

10.8	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan(1)(3)

10.9	VHS Holdings LLC 2004 Unit Plan(1)(3)

10.10	Vanguard Health Systems, Inc. Annual Incentive Plan(3)(34)

Exhibit No.	Description

10.11	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004(1)(3)

10.12	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004(1)(3)

10.13	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of September 23, 2004(1)(3)

10.14	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004(1)(3)

10.15	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc. dated as of September 23, 2004 for Vice Presidents and above (1)(3)

10.16	Amended and Restated Agreement Between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. executed on September 8, 2004, but effective as of September 1, 2004(1)

10.17	Letter dated March 16, 2010, from Vanguard Health Systems Inc., Detroit Medical Center(32)

10.18	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P. dated as of January 1, 2003(4)

10.19	Form of Performance Option Under 2004 Stock Incentive Plan(1)(3)

10.20	Form of Time Option Under 2004 Stock Incentive Plan(1)(3)

10.21	Form of Liquidity Event Option Under 2004 Stock Incentive Plan(1)(3)

10.22
Stockholders Agreement Concerning Vanguard Health Systems, Inc., dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto(1)

10.23	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004(1)(3)

10.24	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004(1)(3)

10.25	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2004(1)(3)

10.26	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004(1)(3)

10.27	First Amendment of VHS Holdings LLC 2004 Unit Plan(3)(7)

10.28	Form of Restricted Stock Unit Agreement (Time Vesting RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(33)

10.29	Form of Restricted Stock Unit Agreement (Liquidity Event RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(33)

10.30	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005(3)(9)

Exhibit No.	Description

10.31	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2005(3)(9)

10.32	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of December 1, 2005(3)(9)

10.33	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005(3)(9)

10.34	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC(9)

10.35	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005(3)(9)

10.36	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006(3)(10)

10.37	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006(3)(10)

10.38	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006(3)(12)

10.39	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2007(3)(15)

10.40	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2007(3)(15)

10.41	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of October 1, 2007(3)(15)

10.42	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of November 7, 2007(3)(15)

10.43	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of October 1, 2007(3)(15)

10.44	Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace dated as of November 15, 2007(3)(15)

10.45	Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe dated as of November 15, 2007(3)(15)

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

Exhibit No.	Description

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

10.59	Amendment Number 6 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 13, 2009(3)(19)

10.60	Form of Indemnification Agreement between the Company and each of its directors and executive officers (3)(22)

10.61	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 5, 2009(3)(8)

10.62	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 5, 2009(3)(8)

Exhibit No.	Description

10.63	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of May 5, 2009(3)(8)

10.64	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 5, 2009(3)(8)

10.65	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 5, 2009(3)(8)

10.66	Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D. dated as of December 31, 2008(3)(8)

10.67	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D. dated as of May 5, 2009(3)(8)

10.68	Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins dated as of July 1, 2009(3)(8)

10.69	Vanguard Health Systems, Inc. 2009 Long Term Incentive Plan (3)(23)

10.70	Amendment No. 7 to Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(23)

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

10.76	Amendment No. 2, dated as of January 13, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (25)

10.77	Amendment No. 3, dated as of January 28, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (25)

Exhibit No.	Description

10.78
Contract Amendment Number 10, executed on September 9, 2010, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (28)

10.79
Contract Amendment Number 11, executed on October 25, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (31)

10.80
Contract Amendment Number 12, executed on November 5, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (31)

10.81
Contract Amendment Number 13, executed on January 17, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (31)

10.82	Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (3)(34)

10.83
Contract Amendment Number 14, executed on February 9, 2011, but effective as of April 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (32)

10.84	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan (2)(3)

10.85	Vanguard Health Systems, Inc. 2009 Long Term Incentive Plan (3)(23)

10.86	Form of Nonqualified Stock Option Agreement (Conversion Replacement Award) Under 2011 Stock Incentive Plan(34)

10.87	Form of Restricted Share Award Agreement (Conversion Replacement Award) Under 2011 Stock Incentive Plan(34)

10.88	Form of Amendment to Employment Agreement(3)(34)

10.89	Form of Amendment to Severance Protection Agreement(3)(34)

10.90	2011 Stockholders Agreement of Vanguard Health Systems, Inc. among Blackstone, MSCP, Vanguard Health Systems, Inc. and the other parties thereto (3)(34)

10.91	Letter Agreement dated as of May 26, 2011, related to the Transaction and Monitoring Fee Agreement(34)

10.92	Form of Amendment and Termination Agreement dated as of June 17, 2011 by and among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C. and Metalmark Management LLC(34)

10.93	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 31, 2011 (3)

10.94	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 31, 2011 (3)

Exhibit No.	Description

10.95	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Ronald P. Soltman, dated as of May31, 2011 (3)

10.96	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 31, 2011 (3)

10.97	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 31, 2011 (3)

10.98	Amendment No. 6 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of May 31, 2011(3)

10.99	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D. dated as of May 31, 2011 (3)

10.100	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins dated as of May 31, 2011 (3)

10.101
Contract Amendment Number 15, executed on May 2, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.102	Vanguard Health Systems, Inc. Amended and Restated 2009 Long Term Incentive Plan, dated as of May 3, 2011 (3)(34)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of Vanguard Health Systems, Inc.

23	Consent of Ernst & Young, LLP.

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(1)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on November 12, 2004 (Registration No. 333-120436).

(2)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-1 first filed on October 19, 2001 (Registration No. 333-71934).

(3)	Management compensatory plan or arrangement.

(4)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated January 14, 2003, File No. 333-71934.

(5)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated July 19, 2010, File No. 333-71934.

(6)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated June 15, 2010, File No. 333-71934.

(7)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2005, File No. 333-71934.

(8)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2009, File No. 333-71934.

(9)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, File No. 333-71934.

(10)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, File No. 333-71934.

(11)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, File No. 333-71934.

(12)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, File No. 333-71934.

(13)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, File No. 333-71934.

(14)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated August 4, 2010, File No. 333-71934.

(15)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, File No. 333-71934.

(16)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated May 9, 2008, File No. 333-71934.

(17)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated May 16, 2008, File No. 333-71934.

(18)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, File No. 333-71934.

(19)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, File No. 333-71934.

(20)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2008, File No. 333-71934.

(21)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, File No. 333-71934.

(22)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated May 6, 2009, File No. 333-71934.

(23)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated August 21, 2009, File No. 333-71934.

(24)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K, dated February 3, 2010, File No. 333-71934.

(25)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on March 3, 2010 (Registration No. 333-165157).

(26)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K, dated January 28, 2011, File No. 333-71934.

(27)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K, dated November 18, 2010, File No. 333-71934.

(28)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 333-71934.

(29)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K, dated November 4, 2010, File No. 333-71934.

(30)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K dated January 5, 2011, File No. 333-71934.

(31)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q, for the quarterly period ended December 31, 2010, File No. 333-71934.

(32)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on April 8, 2011 (Registration No. 333-173401).

(33)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2010, File No. 333-71934.

(34)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-1 first filed on April 15, 2011 (Registration No. 333-173547).