Form 10-Q
period 2011-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2011-11-04
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 3, 2011, there were 76,853,510 shares of the Registrant’s common stock outstanding.

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2011	3

Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2011	4

Condensed Consolidated Statements of Equity for the three months ended September 30, 2011	5

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2011	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	51

PART II OTHER INFORMATION

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6. Exhibits	52

Signature	53

Exhibit Index	54

Exhibit 2.1
Exhibit 10.01
Exhibit 10.02
Exhibit 10.03
Exhibit 10.04
Exhibit 10.05
Exhibit 10.06
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Recast	September 30,
	June 30, 2011	2011
	(In millions, except share and
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$936.6	$154.7
Restricted cash	2.3	2.4
Accounts receivable, net of allowance for doubtful accounts of approximately $205.0 and $251.2, respectively	484.4	563.6
Inventories	83.9	91.9
Deferred tax assets	91.1	86.5
Prepaid expenses and other current assets	157.9	240.4

Total current assets	1,756.2	1,139.5
Property, plant and equipment, net of accumulated depreciation	1,830.5	2,020.6
Goodwill	755.6	756.1
Intangible assets, net of accumulated amortization	94.0	83.8
Deferred tax assets, noncurrent	27.5	47.9
Investments in securities	63.3	58.4
Other assets	65.8	72.5

Total assets	$4,592.9	$4,178.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314.3	$313.7
Accrued salaries and benefits	248.9	218.7
Accrued health plan claims and settlements	114.9	119.5
Accrued interest	62.3	31.1
Other accrued expenses and current liabilities	218.3	177.0
Current maturities of long-term debt	461.8	13.9

Total current liabilities	1,420.5	873.9
Professional and general liability and workers compensation reserves	289.7	299.7
Pension benefit obligation	188.0	176.7
Other liabilities	125.8	160.4
Long-term debt, less current maturities	2,325.8	2,332.3
Commitments and contingencies
Redeemable non-controlling interests	—	51.4
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 71,482,000 and 75,317,000 issued and outstanding at June 30, 2011 and September 30, 2011, respectively	0.7	0.8
Additional paid-in capital	330.5	396.3
Accumulated other comprehensive income	20.6	18.8
Retained deficit	(116.8)	(136.0)

Total Vanguard Health Systems, Inc. stockholders’ equity	235.0	279.9
Non-controlling interests	8.1	4.5

Total equity	243.1	284.4

Total liabilities and equity	$4,592.9	$4,178.8

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2010	2011
	(In millions, except share and per share amounts)

Patient service revenues	$693.3	$1,358.7
Less: Provision for doubtful accounts	(51.8)	(126.2)

Patient service revenues, net	641.5	1,232.5
Premium revenues	220.6	211.0

Total revenues	862.1	1,443.5
Costs and Expenses:
Salaries and benefits (includes stock compensation of of $1.2 and $0.7, respectively)	354.8	665.0
Health plan claims expense	174.1	164.7
Supplies	121.0	213.6
Rents and leases	11.0	18.0
Other operating expenses	124.7	260.1
Depreciation and amortization	37.2	62.6
Interest, net	34.8	45.8
Debt extinguishment costs	—	38.9
Acquisition related expenses	3.7	12.2
Other	1.1	(2.4)

Loss from continuing operations before income taxes	(0.3)	(35.0)
Income tax benefit	2.4	13.6

Income (loss) from continuing operations	2.1	(21.4)
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)

Net income (loss)	2.2	(21.5)
Net loss (income) attributable to non-controlling interests	(1.0)	2.3

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(19.2)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$1.1	$(19.1)
Income (loss) from discontinued operations, net of taxes	0.1	(0.1)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(19.2)

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders
Basic
Continuing operations	$0.03	$(0.26)
Discontinued operations	—	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	0.03	$(0.26)

Diluted
Continuing operations	$0.02	$(0.26)
Discontinued operations	—	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	0.02	$(0.26)

Weighted average shares (in thousands):
Basic	44,635	74,854

Diluted	48,603	74,854

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended September 30, 2011
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
				Accumulated
				Other		Non-
	Common Stock		Additional	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Paid-In Capital	Income	Deficit	Interests	Equity
	(In millions, except share amounts)

Balance at June 30, 2011	71,482,000	$0.7	$330.5	$20.6	$(116.8)	$8.1	$243.1
Stock compensation (non-cash)	—	—	0.7	—	—	—	0.7
Issuance of common stock	3,750,000	0.1	66.0	—	—	—	66.1
Common stock issued under stock incentive plans, net	85,000	—	(0.7)	—	—	—	(0.7)
Dividends to equity holders and related equity payments, net of taxes	—	—	(0.2)	—	—	—	(0.2)
Distributions paid to non-controlling interests	—	—	—	—	—	(0.9)	(0.9)
Purchase of non-controlling interest	—	—	—	—	—	(0.4)	(0.4)
Comprehensive income (loss):
Change in fair value of auction rate securities (net of tax)	—	—	—	0.8	—	—	0.8
Change in fair value of available-for-sale investments (net of tax)	—	—	—	(2.6)	—	—	(2.6)
Net income (loss)	—	—	—	—	(19.2)	(2.3)	(21.5)

Total comprehensive income (loss)				(1.8)	(19.2)	(2.3)	(23.3)

Balance at September 30, 2011	75,317,000	$0.8	$396.3	$18.8	$(136.0)	$4.5	$284.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2010	2011
	(In millions)
Operating activities:
Net income (loss)	$2.2	$(21.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations	(0.1)	0.1
Depreciation and amortization	37.2	62.6
Amortization of loan costs	1.2	1.6
Accretion of principal on notes	0.7	4.1
Gain on disposal of assets	—	(1.2)
Debt extinguishment costs	—	38.9
Acquisition related expenses	3.7	12.2
Stock compensation	1.2	0.7
Deferred income taxes	(3.1)	(14.5)
Impairment and restructuring charges	—	(0.1)
Changes in operating assets and liabilities, net of the impact of acquisitions	57.1	(170.6)

Net cash provided by (used in) operating activities — continuing operations	100.1	(87.7)
Net cash provided by (used in) operating activities — discontinued operations	0.1	(0.1)

Net cash provided by (used in) operating activities	100.2	(87.8)

Investing activities:
Acquisitions and related expenses, net of cash acquired	(49.5)	(210.1)
Capital expenditures	(44.6)	(63.4)
Proceeds from asset dispositions	—	2.2
Proceeds from sale of investments in securities	0.5	22.7
Purchases of investments in securities	—	(21.0)
Other	(0.4)	—

Net cash used in investing activities	(94.0)	(269.6)

Financing activities:
Payments of long-term debt and capital lease obligations	(2.0)	(456.5)
Proceeds from debt borrowings	216.6	—
Payments of refinancing costs and fees	(5.5)	—
Proceeds from issuance of common stock	—	67.5
Payments of IPO related costs	—	(6.9)
Payments of tender premiums on note redemption	—	(27.6)
Dividend and related equity payments to equity holders	—	(0.2)
Distributions paid to non-controlling interests and other	(1.1)	(0.8)

Net cash provided by (used in) financing activities	208.0	(424.5)

Net increase (decrease) in cash and cash equivalents	214.2	(781.9)
Cash and cash equivalents, beginning of period	257.6	936.6

Cash and cash equivalents, end of period	$471.8	$154.7

Supplemental cash flow information:
Net cash paid for interest	$48.4	$70.8

Net cash paid (received) for income taxes	$(0.5)	$0.3

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)
1. BUSINESS AND BASIS OF PRESENTATION
Initial Public Offering
In June 2011, Vanguard Health Systems, Inc. (“Vanguard”) completed the initial public offering of 25,000,000 shares of common stock. Vanguard’s common stock is now traded on the New York Stock Exchange (symbol “VHS”). Including the exercise of the underwriters’ over-allotment in July 2011 of 3,750,000 shares, a total of 28,750,000 shares were sold. Immediately prior to the public offering, Vanguard completed a 59.584218-to-1 split of its issued and outstanding common shares. All common share and per common share amounts in these condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the split.
Vanguard is an investor-owned healthcare company whose subsidiaries and affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of September 30, 2011, Vanguard’s subsidiaries and affiliates owned and managed 28 acute care and specialty hospitals with 7,064 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. Vanguard also owns managed health plans in Chicago, Illinois and Phoenix, Arizona and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by Vanguard. Vanguard generally defines control as the ownership of the majority of an entity’s voting interests. Vanguard also consolidates any variable interest entities for which it is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation, including the impact of the presentation of the provision for doubtful accounts as further discussed in Note 12. The majority of Vanguard’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Vanguard corporate office costs, which approximated $17.3 million and $13.9 million as of September 30, 2010 and 2011, respectively.
The unaudited condensed consolidated financial statements as of September 30, 2011 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2012. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2011 included in Vanguard’s Annual Report on Form 10-K (“10-K”) filed with the Securities and Exchange Commission on August 25, 2011. The accompanying condensed consolidated balance sheet at June 30, 2011, has been derived from the audited consolidated financial statements included in the 10-K, but recast to reflect the impact of updated estimates of liabilities assumed (including the related income tax effect) in the acquisition of The Detroit Medical Center (“DMC”) since June 30, 2011 as described in Note 3.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
2. REVENUE DEDUCTIONS AND UNCOMPENSATED CARE
Allowance for Doubtful Accounts
Vanguard estimates the allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to discharge date plus percentages of uninsured accounts and self-pay after insurance accounts less than 365 days old. Vanguard analyzes the allowance for doubtful accounts quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. Vanguard also supplements the analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. The standard percentages in the allowance for doubtful accounts reserve are adjusted as necessary given changes in trends from these analyses or policy changes. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows. Vanguard’s estimate of the allowance for doubtful accounts and recoveries of accounts previously written off determine its provision for doubtful accounts recorded during the period. Vanguard records the provision for doubtful accounts at the time the services are provided for uninsured patients, since historical experience shows that the significant majority of uninsured balances will not be collected. Vanguard records the provision for doubtful accounts related to self-pay after insurance accounts at the time the insurance payment has been received.
The allowance for doubtful accounts was approximately $205.0 million and $251.2 million as of June 30, 2011 and September 30, 2011, respectively. These balances as a percent of accounts receivable net of contractual adjustments were approximately 29.7% and 30.8% as of June 30, 2011 and September 30, 2011, respectively. On a same hospital basis, Vanguard’s combined allowance for doubtful accounts, uninsured discounts and charity care covered approximately 92.5% and 93.5% of combined uninsured and self-pay after insurance accounts receivable as of June 30, 2011 and September 30, 2011, respectively. The increase in allowance for doubtful accounts during the three months ended September 30, 2011 was primarily the result of an increase in uninsured and self-pay after insurance accounts receivable from 20.4% Vanguard’s total accounts receivable as of June 30, 2011 to 24.5% as of September 30, 2011.
Charity Care
In the ordinary course of business, Vanguard provides services to patients who are financially unable to pay for hospital care. Vanguard includes charity care as a revenue deduction measured by the value of its services, based on standard charges, to patients who qualify under Vanguard’s charity care policy (typically those who meet certain minimum income guidelines and do not otherwise qualify for reimbursement under a governmental program). The estimated cost incurred by Vanguard to provide these services to patients who qualify for charity care was approximately $5.4 million and $13.2 million for the three months ended September 30, 2010 and 2011, respectively. These estimates were determined using a ratio of cost to gross charges calculated from Vanguard’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
3. BUSINESS COMBINATIONS
Acquisition of Valley Baptist
Effective September 1, 2011, Vanguard acquired a 51% controlling interest in Valley Baptist Medical Center, a 586-bed acute care hospital in Harlingen, Texas, and Valley Baptist Medical Center — Brownsville, a 280-bed acute care hospital in Brownsville, Texas, as well as the assets of certain other incidental healthcare businesses, partnerships, physician practices and medical office buildings operated as part of such hospital businesses (collectively “Valley Baptist”). The Valley Baptist partnership is consolidated by Vanguard. In connection with this acquisition, Vanguard entered into a management agreement with Valley Baptist, in which Vanguard is responsible for the management of Valley Baptist’s operations.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Vanguard paid approximately $201.4 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, Vanguard also assumed certain of the seller’s debt and issued a 49% interest in the partnership to the seller. Vanguard funded the cash investment with cash on hand.
The Valley Baptist purchase price is subject to working capital and certain other customary post-closing adjustments once the closing balance sheets for the hospital businesses become available. The purchase price is required to be allocated to identifiable assets acquired, liabilities assumed and non-controlling interests based upon their estimated fair values as of September 1, 2011. The redeemable non-controlling interest resulted from an option the seller was granted as part of the acquisition to require Vanguard to redeem all or a portion of its 49% equity interest in the partnership on the third or fifth anniversary of the acquisition date at a stated redemption value, and the value of such interest has been determined based upon the expected redemption value. If Valley Baptist exercises this option, Vanguard may purchase the non-controlling interest with cash or by issuing stock. It is Vanguard’s intent to settle in cash, if the option is exercised. If the put option were to be settled in shares, approximately 7,200,000 shares of Vanguard common stock would be required to be issued based upon the closing price of Vanguard’s common stock on September 30, 2011. Any excess of the purchase price allocation over the fair values of the assets acquired, liabilities assumed and non-controlling interests is recorded as goodwill. Vanguard is in the process of finalizing the purchase price allocation for the assets acquired and liabilities assumed; therefore, the fair values set forth below are subject to adjustment once the valuations are complete (in millions):

Accounts receivable	$66.2
Inventories	7.2
Prepaid expenses and other current assets	14.4
Property and equipment	222.4
Other assets	14.0

Total assets acquired	324.2

Accounts payable	30.5
Other current liabilities	15.0
Other long term liabilities	15.3
Long term debt and capital leases	11.0
Redeemable non-controlling interest	51.4
Noncontolling interests	(0.4)

Total liabilities and equity assumed	122.8

Net assets acquired	$201.4

Acquisition related expenses were $12.2 million for the three months ended September 30, 2011, most of which relate to the Valley Baptist acquisition and are included in acquisition related expenses on the accompanying condensed consolidated statements of operations.
DMC Acquisition
Effective January 1, 2011, Vanguard purchased substantially all of the assets of DMC, a Michigan non-profit corporation, and certain of its affiliates, which assets consist of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. Vanguard had substantially completed its fair value estimates of the individual assets acquired and liabilities assumed related to the acquisition as of June 30, 2011. However, Vanguard continued to assess the fair value of certain liabilities assumed in the acquisition during the quarter ended September 30, 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
As a result of additional information that became available after June 30, 2011 relating to the fair value of these assumed liabilities given facts and circumstances that existed at the acquisition date, Vanguard revised its estimate of these assumed liabilities and the related income tax effect as of September 30, 2011. Vanguard recast its June 30, 2011 balance sheet to reflect these revised estimates. The table below summarizes the changes in the DMC purchase price allocation resulting from these revised estimates. Vanguard expects to settle these liabilities by December 31, 2011 and will make any final adjustments to the DMC purchase price allocation at that time.

	As previously	As
	reported	recast
	(In millions)

Cash	$6.4	$6.4
Accounts receivable	115.1	115.1
Inventories	26.7	26.7
Prepaid expenses and other current assets	95.6	104.2
Property and equipment	524.6	524.6
Goodwill	84.3	100.2
Other intangible assets	10.7	10.7
Investments in securities	166.4	166.4
Other assets	85.2	85.2

Total assets acquired	1,115.0	1,139.5

Accounts payable	80.9	80.9
Other current liabilities	160.5	185.0
Pension benefit obligation	228.0	228.0
Other non-current liabilities	282.3	282.3

Total liabilities and equity assumed	751.7	776.2

Net assets acquired	$363.3	$363.3

Pro Forma Information
Revenues of approximately $32.2 million for the Valley Baptist acquisition (effective September 1, 2011) are included in Vanguard’s condensed consolidated results of operations for the three months ended September 30, 2011. The following table provides certain pro forma financial information for Vanguard as if the combined Valley Baptist and previously disclosed DMC and Resurrection acquisitions occurred at the beginning of fiscal year 2011 (in millions).

	Three months ended September 30,
	2010	2011

Total revenues	$1,458.5	$1,501.5

Income (loss) from continuing operations, before income taxes	$4.5	$(40.1)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
4. FAIR VALUE MEASUREMENTS
Vanguard’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following tables present information about the assets that are measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011 (in millions). The following tables also indicate the fair value hierarchy of the valuation techniques Vanguard utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. Vanguard considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. Vanguard’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2011	(Level 1)	(Level 2)	(Level 3)

United States short-term treasury bills	$21.0	$0.1	$20.9	$—
Auction rate securities	10.0	—	—	10.0
Corporate bonds	11.4	—	11.4	—
Common stock — domestic	8.3	0.1	8.2	—
Common stock — international	7.6	7.4	0.2	—
Preferred stock — international	0.1	0.1	—	—

Investments in securities	$58.4	$7.7	$40.7	$10.0

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)

United States short-term treasury bills	$20.8	$0.3	$20.5	$—
Auction rate securities	8.8	—	—	8.8
Corporate bonds	14.1	—	14.1	—
Common stock — domestic	9.7	0.1	9.6	—
Common stock — international	9.7	9.4	0.3	—
Preferred stock — international	0.2	0.2	—	—

Investments in securities	$63.3	$10.0	$44.5	$8.8

The following tables provide reconciliations of the beginning and ending balances for the three months ended September 30, 2011 and the year ended June 30, 2011 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

				Increase in
	Balance at		Realized loss	fair value,	Balance at
	June 30, 2011	Redemptions	on redemptions	pre tax	September 30, 2011

Auction rate securities	$8.8	$—	$—	$1.2	$10.0

				Increase in
	Balance at		Realized loss	fair value,	Balance at
	June 30, 2010	Redemptions	on redemptions	pre tax	June 30, 2011

Auction rate securities	$19.8	$(14.3)	$0.5	$2.8	$8.8

Investments in securities
As of September 30, 2011, Vanguard held $58.4 million in total available-for-sale investments in debt and equity securities, which are included in investments in securities on the condensed consolidated balance sheets. Investments in corporate bonds, valued at approximately $11.4 million at September 30, 2011, consist of corporate bonds and other fixed income investments with maturities ranging from approximately 4 to 15 years.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
As of September 30, 2011, approximately $48.4 million of the acquired DMC investments were reflected on the accompanying condensed consolidated balance sheet in investments in securities. Vanguard calculates realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $51.1 million as of September 30, 2011.
The investments acquired from DMC are classified as “available-for-sale” and are recorded at fair value. The investment securities are held for the purpose of providing the funding source to pay professional liability claims covered by the captive insurance subsidiary. Vanguard adjusts the book value of these investments to fair value on a quarterly basis.
The following table provides a reconciliation of the beginning and ending balances for the three months ended September 30, 2011 (in millions).

				Realized gain	Decrease in
	Fair value at	Proceeds from	Purchases of	on sales,	fair value,	Fair value at
	June 30, 2011	sales	securities	pre tax	pre tax	September 30, 2011

DMC securities	$54.5	$(22.7)	$20.9	$0.1	$(4.4)	$48.4

Vanguard determines whether an other-than-temporary decline in market value has occurred by considering the duration that, and extent to which, the fair value of the investment is below its amortized cost, the financial condition and near-term prospects of the issuer or underlying collateral of a security; and Vanguard’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available for sale equity and debt securities that Vanguard intends to sell or would be more-likely-than-not be required to sell before the expected recovery of the amortized cost basis are charged to other (income) and expense in the period in which the loss occurs. The gross unrealized loss for the DMC securities was approximately $2.7 million ($1.5 million, net of taxes) at September 30, 2011.
As of September 30, 2011, Vanguard held $10.0 million in total available-for-sale investments in auction rate securities (“ARS”) backed by student loans, which are included in investments in securities on the accompanying condensed consolidated balance sheets. These ARS are accounted for as long-term available for sale securities. The par value of the remaining interest in ARS was $10.0 million at September 30, 2011. Subsequent to September 30, 2011, the remaining $10.0 million of ARS were redeemed for cash at par. Accordingly, as of September 30, 2011, Vanguard reversed the $1.2 million ($0.7 million, net of taxes) temporary impairment previously included in accumulated other comprehensive income (loss) on the accompanying condensed consolidated balance sheets.
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
Long-Term Debt
The fair values of the 8.0% Senior Unsecured Notes, the 2010 term loan facility, the 7.750% Senior Notes and the 10.375% Senior Discount Notes as of September 30, 2011 were approximately $1,068.8 million, $788.7 million, $323.8 million and $13.9 million, respectively, based upon stated market prices.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
5. STOCK BASED COMPENSATION
Vanguard has two stock-based compensation plans, the 2011 Stock Incentive Plan (the “2011 Plan”) and the 2004 Stock Incentive Plan (the “2004 Plan”), both of which provide for the issuance of options, stock appreciation rights, restricted stock units or other stock-based awards in respect of Vanguard’s common stock.
The 2004 Plan includes options and restricted stock units that were granted prior to the initial public offering and remain outstanding. As of September 30, 2011, 5,685,797 options and 543,068 restricted stock units were outstanding under the 2004 Plan. No further equity awards may be granted under the 2004 Plan.
In June 2011, Vanguard adopted the 2011 Plan, which effectively replaced the 2004 Plan. The total number of shares of common stock that may be issued under the 2011 Plan is 14,000,000 and the maximum number of shares for which incentive stock options may be granted is 14,000,000. On June 21, 2011, 1,684,733 restricted shares of common stock and 1,245,086 stock options exercisable at $33.67 per share were issued under the 2011 Plan in connection with the merger of VHS Holdings LLC into Vanguard immediately prior to the initial public offering in exchange for equity incentive units in VHS Holdings LLC then held by certain members of management. During the first quarter of fiscal 2012, Vanguard granted the following awards under the 2011 Plan: 262,047 options with an exercise price per share of $11.79, 680,805 time-based restricted stock units and 491,875 performance-based restricted stock units (the actual number of units earned may be increased or decreased based upon Vanguard’s fiscal 2012 financial performance). The options vest ratably over 3 years, while the time-based and performance-based restricted stock units vest ratably over 4 years. As of September 30, 2011, 1,507,133 stock options, 1,172,680 restricted stock units and 1,530,139 restricted shares were outstanding under the 2011 Plan.
Vanguard used the minimum value pricing model to determine stock compensation costs related to stock option grants prior to July 1, 2006. Since July 1, 2006, Vanguard has recorded stock compensation using the Black-Scholes-Merton model. For stock options included in the Black-Scholes-Merton valuation model, Vanguard used historical stock price information of certain peer group companies for a period of time equal to the expected option life period to determine estimated volatility. Vanguard determined the expected life of the stock options by averaging the contractual life of the options and the vesting period of the options. The estimated fair value of options is amortized to expense on a straight-line basis over the options’ vesting period. Vanguard records stock compensation for restricted stock units on a straight-line basis over the units’ vesting periods and assumes that target awards will be earned under performance-based units until it has information that suggests an increase or decrease to the target award will be earned.
For the three months ended September 30, 2010 and 2011, Vanguard recognized stock compensation expense related to outstanding equity awards of $1.2 million and $0.7 million, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
6. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2011 and September 30, 2011 (in millions).

	Gross Carrying Amount		Accumulated Amortization
Class of Intangible Asset	June 30, 2011	September 30, 2011	June 30, 2011	September 30, 2011
Amortized intangible assets:
Deferred loan costs	$65.0	$52.9	$8.2	$9.0
Contracts	31.4	31.4	21.2	22.0
Physician income and other guarantees	35.4	38.1	29.8	31.0
Other	8.9	8.9	3.5	3.8

Subtotal	140.7	131.3	62.7	65.8
Indefinite-lived intangible assets:
License and accreditation	16.0	18.3	—	—

Total	$156.7	$149.6	$62.7	$65.8

Amortization expense for contract-based intangibles and other intangible assets during the three month period ended September 30, 2010 and 2011 was approximately $1.1 million and $1.1 million, respectively.
Amortization of deferred loan costs of $1.2 million and $1.6 million, during the three months ended September 30, 2010 and 2011, respectively, is included in net interest. Amortization of physician income and other guarantees of $1.1 million and $1.2 million for the three months ended September 30, 2010 and 2011, respectively, is included in other operating expenses.
Net deferred loan costs of $11.3 million were written off as part of the debt extinguishment costs associated with the redemption of the 10.375% Senior Discount Notes in July and August 2011 (see Note 7).
During the three months ended September 30, 2011, goodwill increased by approximately $16.4 million related to acute care services segment acquisitions. The majority of this increase in goodwill pertains to the adjustment of certain liabilities related to the DMC acquisition (see Note 3).
7. FINANCING ARRANGEMENTS
A summary of Vanguard’s long-term debt as of June 30, 2011 and September 30, 2011 follows (in millions).

	June 30, 2011	September 30, 2011
10.375% Senior Discount Notes due 2016	$465.0	$14.8
8.0% Senior Unsecured Notes due 2018	1,156.3	1,157.0
7.750% Senior Notes due 2019	350.0	350.0
Term loans payable under credit facility due 2016	806.9	804.9
Capital leases and other long term debt	9.4	19.5

	2,787.6	2,346.2
Less: current maturities	(461.8)	(13.9)

	$2,325.8	$2,332.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
Redemption of 10.375% Senior Discount Notes
On January 26, 2011, Vanguard issued senior discount notes due 2016 (the “Senior Discount Notes”) with a stated principal amount at maturity of approximately $747.2 million generating approximately $444.7 million of gross proceeds, in a private placement. The Senior Discount Notes are not guaranteed by any of Vanguard’s subsidiaries.
During the three months ended September 30, 2011, Vanguard used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the offering underwriters in July 2011 to redeem approximately $450.0 million accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums thereof. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed and resulted in the recognition of debt extinguishment costs of approximately $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes.
Credit Facility Debt
Vanguard’s senior secured credit facilities (the “2010 credit facilities”) include a six-year term loan facility (“2010 term loan facility”) in the amount of $815.0 million and a five-year $260.0 million revolving credit facility (the “2010 revolving facility”). Vanguard’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $220.6 million as of September 30, 2011.
The 2010 term loan facility bears interest at a rate equal to, at Vanguard’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of September 30, 2011. Vanguard also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until maturity of the term debt.
Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at Vanguard’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon Vanguard’s consolidated leverage ratio. Vanguard may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($39.4 million of which were outstanding at September 30, 2011). Vanguard also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. Vanguard also pays customary letter of credit fees under this facility.
8. DMC PENSION PLAN
The components of periodic pension plan expense (credit) for Vanguard’s defined benefit pension plan are as follows (in millions):

Interest cost on projected benefit obligation	$13.0
Expected return on assets	(14.0)

Total net pension plan credit	$(1.0)

The accompanying condensed consolidated balance sheets as of June 30, 2011 and September 30, 2011 include a long-term liability for the DMC pension plan (the “DMC Pension Plan”) of approximately $188.0 million and $176.7 million, respectively. Vanguard recognizes changes in the funded status of the DMC Pension Plan as an increase or decrease in equity through accumulated other comprehensive income. The cumulative increase in equity recognized by Vanguard as of June 30, 2011 and September 30, 2011 was $31.8 million ($19.7 million, net of tax), in the accompanying condensed consolidated balance sheets.
Vanguard made cash contributions of $11.6 million to the pension plan trust during the three months ended September 30, 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
9. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net income (loss) attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity but are excluded from net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income, net of taxes, for the three months ended September 30, 2010 and 2011 (in millions).

	Three months ended September 30,
	2010	2011
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(19.2)
Change in fair value of investments in securities	—	(3.2)
Change in income tax expense	—	1.4
Net income attributable to non-controlling interests	1.0	(2.3)

Comprehensive income (loss)	$2.2	$(23.3)

The components of accumulated other comprehensive income, net of taxes, as of June 30, 2011 and September 30, 2011 are as follows (in millions):

	June 30, 2011	September 30, 2011

Unrealized holding gain (loss) on investments in securities	$0.5	$(2.7)
Defined benefit pension plan	31.8	31.8
Post-employment defined benefit plan	0.9	0.9
Income tax expense	(12.6)	(11.2)

Accumulated other comprehensive income	$20.6	$18.8

10. EARNINGS PER SHARE
Vanguard computes basic earnings (loss) per share using the weighted average number of common shares outstanding. Vanguard computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of restricted common shares and the dilutive effect of outstanding stock options, warrants for equity incentive units and restricted stock units, computed using the treasury stock method.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2010 and 2011 (dollars in millions, except per share and share amounts):

	Three months ended September 30,
	2010	2011
Numerator for basic and diluted earnings (loss per share):
Income (loss) from continuing operations	$1.1	$(19.1)
Income (loss) from discontinued operations	0.1	(0.1)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(19.2)

Denominator:
Weighted average common shares outstanding	44,635	74,854
Effect of dilutive securities	3,968	—

Shares used for diluted earnings per share	48,603	74,854

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations	$0.03	$(0.26)
Basic earnings (loss) from discontinued operations	—	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$0.03	$(0.26)

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations	$0.02	$(0.26)
Diluted earnings (loss) from discontinued operations	—	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$0.02	$(0.26)

For the three months ended September 30, 2011, Vanguard excluded 3,626,715 potentially dilutive stock option and other stock-based awards from the calculation of diluted loss per share because their inclusion would be anti-dilutive.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
11. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions):

	Three months ended September 30,
	2010	2011
Current:
Federal	$0.2	$0.3
State	0.5	0.6

Total current	0.7	0.9

Deferred:
Federal	(0.6)	(15.3)
State	(1.0)	0.7

Total deferred	(1.6)	(14.6)
Change in valuation allowance	(1.5)	0.1

Total income tax benefit	$(2.4)	$(13.6)

As of September 30, 2011, Vanguard had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $75.0 million and $663.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2020 to 2032 and 2012 to 2032, respectively.
The tax benefit for the quarter includes a $4.5 million reduction in Vanguard’s reserve for an uncertain tax position relating to success-based transaction costs incurred in its recapitalization during the fiscal year ended June 30, 2005. The Internal Revenue Service (“IRS”) issued an audit directive on July 28, 2011 instructing its examining agents not to challenge success-based transaction costs that meet certain safe harbor conditions stipulated in the directive. Management has determined that the success-based transaction costs incurred during Vanguard’s fiscal year ended June 30, 2005 are within the scope and parameters of the IRS audit directive safe harbor and therefore has reversed the tax reserves related to these transaction costs during the quarter ended September 30, 2011.
Vanguard’s U.S. federal income tax returns for tax years 2006 and subsequent years remain subject to examination by the IRS.
12. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 is effective for fiscal years and interim periods beginning after December 31, 2011, with early adoption permitted. Changes to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. ASU 2011-07 states that a healthcare entity that recognizes significant amounts of patient service revenue at the time the services are rendered even though it does not assess the patient’s ability to pay must present the allowance for doubtful accounts as a reduction of net patient revenue and not include it as a separate item in operating expenses. Vanguard early adopted this guidance effective July 1, 2011. The change in presentation and additional disclosures, as required by ASU 2011-07, are reflected in Vanguard’s statement of operations, statement of cash flows and in Note 2.
In August 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2011-08 is not expected to significantly impact Vanguard’s financial position, results of operations or cash flows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates Vanguard’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is required to be applied retrospectively and is effective for public companies for fiscal years beginning after December 15, 2011, and interim periods within those fiscal years. Early adoption is permitted. Vanguard anticipates applying the provisions of ASU 2011-05 for its interim period ending March 31, 2012. As of September 30, 2011, Vanguard recognized comprehensive income related to changes in the fair value of investments in securities and pension plan (see Note 9). Accordingly, the adoption of ASU 2011-05 will impact the presentation of Vanguard’s other comprehensive income.
In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure (“ASU 2010-23”). Due to the lack of comparability that previously existed due to the use of either revenue or cost as the basis for disclosure of charity care, ASU 2010-23 standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. Vanguard adopted ASU 2010-23 on July 1, 2011. In the ordinary course of business, Vanguard provides services to patients who are financially unable to pay for hospital care. Vanguard includes charity care as a revenue deduction measured by the value of its services, based on standard charges, to patients who qualify under Vanguard’s charity care policy and do not otherwise qualify for reimbursement from a governmental program. The estimated cost incurred by Vanguard to provide these services was approximately $5.4 million and $13.2 million for the three months ended September 30, 2010 and 2011, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from Vanguard’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period. See Note 2 for additional disclosures.
13. SEGMENT INFORMATION
Vanguard’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, Vanguard’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Plan, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona, and Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona. The following tables provide unaudited condensed financial information by operating segment for the three months ended September 30, 2010 and 2011, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended September 30, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$641.5	$—	$—	$641.5
Premium revenues	—	220.6	—	220.6
Intersegment revenues	10.8	—	(10.8)	—

Total revenues	652.3	220.6	(10.8)	862.1

Salaries and benefits (excludes stock compensation)	345.4	8.2	—	353.6
Health plan claims expense (1)	—	174.1	—	174.1
Supplies	121.0	—	—	121.0
Other operating expenses-external	125.2	10.5	—	135.7
Operating expenses-intersegment	—	10.8	(10.8)	—

Total operating expenses	591.6	203.6	(10.8)	784.4

Segment EBITDA (2)	60.7	17.0	—	77.7
Less:
Interest, net	35.1	(0.3)	—	34.8
Depreciation and amortization	36.1	1.1	—	37.2
Equity method income	(0.3)	—	—	(0.3)
Stock compensation	1.2	—	—	1.2
Monitoring fees and expenses	1.4	—	—	1.4
Acquisition related expenses	3.7	—	—	3.7

Income (loss) from continuing operations before income taxes	$(16.5)	$16.2	$—	$(0.3)

Segment assets	$2,754.7	$195.7	$—	$2,950.4

Capital expenditures	$44.6	$—	$—	$44.6

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended September 30, 2011
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,232.5	$—	$—	$1,232.5
Premium revenues	—	211.0	—	211.0
Intersegment revenues	8.6	—	(8.6)	—

Total revenues	1,241.1	211.0	(8.6)	1,443.5

Salaries and benefits (excludes stock compensation)	655.2	9.1	—	664.3
Health plan claims expense (1)	—	164.7	—	164.7
Supplies	213.6	—	—	213.6
Other operating expenses-external	267.4	10.7	—	278.1
Operating expenses-intersegment	—	8.6	(8.6)	—

Total operating expenses	1,136.2	193.1	(8.6)	1,320.7

Segment EBITDA (2)	104.9	17.9	—	122.8
Less:
Interest, net	46.1	(0.3)	—	45.8
Depreciation and amortization	61.4	1.2	—	62.6
Equity method income	(0.1)	—	—	(0.1)
Stock compensation	0.7	—	—	0.7
Gain on disposal of assets	(1.2)	—	—	(1.2)
Acquisition related expenses	12.2	—	—	12.2
Impairment and restructuring charges	(0.1)	—	—	(0.1)
Debt extinguishment costs	38.9	—	—	38.9
Pension credits	(1.0)	—	—	(1.0)

Income (loss) from continuing operations before income taxes	$(52.0)	$17.0	$—	$(35.0)

Segment Assets	$4,062.3	$116.5	$—	$4,178.8

Capital expenditures	$62.8	$0.6	$—	$63.4

(1)	Vanguard eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance for Vanguard’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of Vanguard’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of Vanguard’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of Vanguard. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
14. CONTINGENCIES AND HEALTHCARE REGULATION
Contingencies
Vanguard is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on Vanguard’s financial position or results of operations, except for the implantable cardioverter defibrillator matter as discussed below under “Governmental Regulation.”
Capital Expenditure Commitments
As part of its acquisition of DMC, Vanguard committed to spend a total of $850.0 million over a 5-year period, $500.0 million of which related to a specific list of expansion projects. As of September 30, 2011, Vanguard had spent approximately $43.2 million related to this commitment, including $11.6 million related to the specific project list. Under the terms of the DMC acquisition agreement, Vanguard is required to spend at least $80.0 million related to the specific list of expansion projects by December 31, 2011. To the extent this commitment is not met, Vanguard will be required to deposit cash into an escrow fund restricted for the purpose of funding capital expenditures related to the specific project list. If required, the cash escrow funds would be used for DMC capital expenditures in the subsequent measurement period. As of September 30, 2011, Vanguard estimated its remaining commitments, excluding DMC, to complete all capital projects in process to be approximately $8.3 million.
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
Vanguard self-insures its workers compensation claims up to $1.0 million per claim and purchases excess insurance coverage for claims exceeding $1.0 million. During the three months ended September 30, 2011, Vanguard reduced its professional and general liability reserve by $1.2 million ($0.7 million, or $0.01 per share, net of taxes) for changes in claims development related to prior years.
Patient Service Revenues
Settlements under reimbursement agreements with third party payers are initially estimated during the period the related services are provided, with final estimates made at the time the applicable payer cost reports are filed. Final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between estimates made at the cost report filing date and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted Vanguard’s income (loss) from continuing operations before income taxes by $0.7 million ($0.4 million net of taxes) for the three months ended September 30, 2010 and by $0.4 million ($0.2 million net of taxes) for the three months ended September 30, 2011, respectively. Vanguard recorded $20.6 million and $50.4 million of charity care deductions during the three months ended September 30, 2010 and 2011, respectively. See Note 12 for additional disclosures related to Vanguard’s adoption of ASU 2010-23, for measuring and disclosing the costs of providing charity care.

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
Reimbursement
Laws and regulations governing Medicare, Medicaid and the other federal healthcare programs are complex and subject to interpretation. Vanguard’s management believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing related to Medicare and Medicaid programs, except for the ICD matter discussed above. Moreover, Vanguard’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with such laws and regulations could result in significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.
Acquisitions
Vanguard has acquired, and expects to continue to acquire, businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although Vanguard institutes policies designed to conform practices to its standards following the completion of its acquisitions, there can be no assurance that it will not become liable for past activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although Vanguard generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that such indemnification will be adequate to cover potential losses and fines.
Guarantee
As part of its contract with the Arizona Health Care Cost Containment System, one of Vanguard’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of September 30, 2011, Vanguard maintained this performance guarantee in the form of $55.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES
Vanguard conducts substantially all of its business through its subsidiaries. Most of Vanguard’s subsidiaries jointly and severally guarantee Vanguard’s 8.0% Senior Unsecured Notes due 2018 and its 7.750% Senior Notes due 2019. Certain of Vanguard’s other consolidated wholly-owned and non wholly-owned entities do not guarantee these Senior Notes or Vanguard’s remaining 10.375% Senior Discount Notes due 2016 in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The accompanying condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the 10.375% Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Vanguard as of June 30, 2011 and September 30, 2011 and for the three months ended September 30, 2010 and 2011 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2011 (Recast)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$644.1	$292.5	$—	$936.6
Restricted cash	—	—	—	0.7	1.6	—	2.3
Accounts receivable, net	—	—	—	448.1	36.3	—	484.4
Inventories	—	—	—	83.6	0.3	—	83.9
Prepaid expenses and other current assets	—	—	—	239.5	9.5	—	249.0

Total current assets	—	—	—	1,416.0	340.2	—	1,756.2
Property, plant and equipment, net	—	—	—	1,773.4	57.1	—	1,830.5
Goodwill	—	—	—	672.0	83.6	—	755.6
Intangible assets, net	—	37.4	19.4	25.3	11.9	—	94.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in auction rate securities	—	—	—	63.3	—	—	63.3
Other assets	—	—	—	84.3	9.0	—	93.3

Total assets	$608.8	$37.4	$19.4	$4,034.3	$501.8	$(608.8)	$4,592.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$280.6	$33.7	$—	$314.3
Accrued expenses and other current liabilities	—	50.5	11.8	453.7	128.4	—	644.4
Current maturities of long-term debt	—	8.2	450.6	3.0	—	—	461.8

Total current liabilities	—	58.7	462.4	737.3	162.1	—	1,420.5
Other liabilities	—	—	—	565.5	38.0	—	603.5
Long-term debt, less current maturities	—	2,305.0	14.4	6.4	—	—	2,325.8
Intercompany	365.7	(1,477.0)	(424.5)	1,927.1	(9.4)	(381.9)	—
Total equity	243.1	(849.3)	(32.9)	798.0	311.1	(226.9)	243.1

Total liabilities and equity	$608.8	$37.4	$19.4	$4,034.3	$501.8	$(608.8)	$4,592.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
September 30, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$154.9	$(0.2)	$—	$154.7
Restricted cash	—	—	—	0.7	1.7	—	2.4
Accounts receivable, net	—	—	—	447.0	116.6	—	563.6
Inventories	—	—	—	81.0	10.9	—	91.9
Prepaid expenses and other current assets	—	—	—	311.2	30.5	(14.8)	326.9

Total current assets	—	—	—	994.8	159.5	(14.8)	1,139.5
Property, plant and equipment, net	—	—	—	1,744.5	276.1	—	2,020.6
Goodwill	—	—	—	672.5	83.6	—	756.1
Intangible assets, net	—	36.1	7.8	26.7	13.2	—	83.8
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	49.6	8.8	—	58.4
Other assets	—	—	—	109.6	10.8	—	120.4

Total assets	$608.8	$36.1	$7.8	$3,597.7	$552.0	$(623.6)	$4,178.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$250.9	$62.8	$—	$313.7
Accrued expenses and other current liabilities	—	26.6	4.5	360.6	154.6	—	546.3
Current maturities of long-term debt	—	8.2	—	3.1	2.6	—	13.9

Total current liabilities	—	34.8	4.5	614.6	220.0	—	873.9
Other liabilities	—	—	—	581.0	70.6	(14.8)	636.8
Long-term debt, less current maturities	—	2,303.7	14.8	5.4	8.4	—	2,332.3
Intercompany	324.4	(1,417.0)	31.5	1,597.0	(154.0)	(381.9)	—
Redeemable non-controlling interests	—	—	—	—	51.4	—	51.4
Total equity	284.4	(885.4)	(43.0)	799.7	355.6	(226.9)	284.4

Total liabilities and equity	$608.8	$36.1	$7.8	$3,597.7	$552.0	$(623.6)	$4,178.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues, net	$—	$—	$—	$602.8	$46.0	$(7.3)	$641.5
Premium revenues	—	—	—	14.8	206.7	(0.9)	220.6

Total revenues	—	—	—	617.6	252.7	(8.2)	862.1

Salaries and benefits	1.2	—	—	328.4	25.2	—	354.8
Health plan claims expense	—	—	—	7.9	173.5	(7.3)	174.1
Supplies	—	—	—	112.8	8.2	—	121.0
Purchased services	—	—	—	44.6	6.4	—	51.0
Other operating expenses	0.1	—	—	61.7	12.8	(0.9)	73.7
Rents and leases	—	—	—	9.2	1.8	—	11.0
Depreciation and amortization	—	—	—	34.3	2.9	—	37.2
Interest, net	—	36.2	—	(2.4)	1.0	—	34.8
Management fees	—	—	—	(4.1)	4.1	—	—
Other	—	—	—	4.8	—	—	4.8

Total costs and expenses	1.3	36.2	—	597.2	235.9	(8.2)	862.4

Income (loss) from continuing operations before income taxes	(1.3)	(36.2)	—	20.4	16.8	—	(0.3)
Income tax benefit (expense)	2.4	—	—	—	(5.5)	5.5	2.4
Equity in earnings of subsidiaries	0.1	—	—	—	—	(0.1)	—

Income (loss) from continuing operations	1.2	(36.2)	—	20.4	11.3	5.4	2.1
Income from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1

Net income (loss)	1.2	(36.2)	—	20.5	11.3	5.4	2.2
Less: Net income attributable to non-controlling interests	—	—	—	—	(1.0)	—	(1.0)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(36.2)	$—	$20.5	$10.3	$5.4	$1.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues, net	$—	$—	$—	$1,163.9	$76.0	$(7.4)	$1,232.5
Premium revenues	—	—	—	14.6	200.2	(3.8)	211.0

Total revenues	—	—	—	1,178.5	276.2	(11.2)	1,443.5

Salaries and benefits	0.7	—	—	624.2	40.1	—	665.0
Health plan claims expense	—	—	—	10.5	161.6	(7.4)	164.7
Supplies	—	—	—	200.8	12.8	—	213.6
Other operating expenses	0.1	—	—	234.1	29.7	(3.8)	260.1
Rents and leases	—	—	—	16.0	2.0	—	18.0
Depreciation and amortization	—	—	—	57.2	5.4	—	62.6
Interest, net	—	36.1	10.1	(2.8)	2.4	—	45.8
Management fees	—	—	—	(6.2)	6.2	—	—
Acquisition related expenses	—	—	—	7.8	4.4	—	12.2
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Other	—	—	—	(2.5)	0.1	—	(2.4)

Total costs and expenses	0.8	36.1	49.0	1,139.1	264.7	(11.2)	1,478.5

Income (loss) from continuing operations before income taxes	(0.8)	(36.1)	(49.0)	39.4	11.5	—	(35.0)
Income tax benefit (expense)	13.6	—	—	—	(5.4)	5.4	13.6
Equity in earnings of subsidiaries	(32.0)	—	—	—	—	32.0	—

Income (loss) from continuing operations	(19.2)	(36.1)	(49.0)	39.4	6.1	37.4	(21.4)
Loss from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)

Net income (loss)	(19.2)	(36.1)	(49.0)	39.3	6.1	37.4	(21.5)
Less: Net loss attributable to non-controlling interests	—	—	—	—	2.3	—	2.3

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(19.2)	$(36.1)	$(49.0)	$39.3	$8.4	$37.4	$(19.2)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2010

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$1.2	$(36.2)	$—	$20.5	$11.3	$5.4	$2.2
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)
Depreciation and amortization	—	—	—	34.3	2.9	—	37.2
Deferred income taxes	(3.1)	—	—	—	—	—	(3.1)
Amortization of loan costs	—	1.2	—	—	—	—	1.2
Accretion of principal on notes	—	0.7	—	—	—	—	0.7
Stock compensation	1.2	—	—	—	—	—	1.2
Acquisition related expenses	—	—	—	3.7	—	—	3.7
Changes in operating assets and liabilities, net of effects of acquisitions	0.7	(14.5)	—	22.9	67.9	(19.9)	57.1

Net cash provided by (used in) operating activities — continuing operations	—	(48.8)	—	81.3	82.1	(14.5)	100.1
Net cash provided by operating activities — discontinued operations	—	—	—	0.1	—	—	0.1

Net cash provided by (used in) operating activities	—	(48.8)	—	81.4	82.1	(14.5)	100.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2010
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Capital expenditures	$—	$—	$—	$(43.7)	$(0.9)	$—	$(44.6)
Acquisitions and related expenses	—	—	—	(49.5)	—	—	(49.5)
Sales of auction rate securities	—	—	—	—	0.5	—	0.5
Other	—	—	—	(0.4)	—	—	(0.4)

Net cash used in investing activities — continuing operations	—	—	—	(93.6)	(0.4)	—	(94.0)
Net cash used in investing activities — discontinued operations	—	—	—	—	—	—	—

Net cash used in investing activities	—	—	—	(93.6)	(0.4)	—	(94.0)

Financing activities:
Payments of long-term debt	—	(2.0)	—	—	—	—	(2.0)
Proceeds from debt borrowings	—	216.6	—	—	—	—	216.6
Payments of refinancing costs and fees	—	(5.5)	—	—	—	—	(5.5)
Distributions paid to non-controlling interests and other	—	—	—	—	(3.4)	2.3	(1.1)
Cash provided by (used in) intercompany activity	—	(160.3)	—	197.6	(49.5)	12.2	—

Net cash provided by (used in) financing activities	—	48.8	—	197.6	(52.9)	14.5	208.0

Net increase in cash and cash equivalents	—	—	—	185.4	28.8	—	214.2
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6

Cash and cash equivalents, end of period	$—	$—	$—	$384.0	$87.8	$—	$471.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2011

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(19.2)	$(36.1)	$(49.0)	$39.3	$6.1	$37.4	$(21.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1
Depreciation and amortization	—	—	—	57.2	5.4	—	62.6
Deferred income taxes	(14.5)	—	—	—	—	—	(14.5)
Amortization of loan costs	—	1.6	—	—	—	—	1.6
Accretion of principal on notes	—	0.7	3.4	—	—	—	4.1
Impairment and restructuring charges	—	—	—	(0.1)	—	—	(0.1)
Stock compensation	0.7	—	—	—	—	—	0.7
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Acquisition related expenses	—	—	—	16.6	(4.4)	—	12.2
Realized gain on investments	—	—	—	(1.2)	—	—	(1.2)
Changes in operating assets and liabilities, net of effects of acquisitions	33.0	(23.9)	4.5	(140.8)	8.6	(52.0)	(170.6)

Net cash provided by (used in) operating activities — continuing operations	—	(57.7)	(2.2)	(28.9)	15.7	(14.6)	(87.7)
Net cash used in operating activities — discontinued operations	—	—	—	(0.1)	—	—	(0.1)

Net cash provided by (used in) operating activities	—	(57.7)	(2.2)	(29.0)	15.7	(14.6)	(87.8)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)
VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2011
(Continued)

		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses	$—	$—	$—	$(211.0)	$0.9	$—	$(210.1)
Capital expenditures	—	—	—	(62.2)	(1.2)	—	(63.4)
Proceeds from asset dispositions	—	—	—	2.2	—	—	2.2
Net proceeds from sale of investments in securities	—	—	—	1.7	—	—	1.7

Net cash used in investing activities	—	—	—	(269.3)	(0.3)	—	(269.6)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(8.2)	(445.8)	(2.4)	(0.1)	—	(456.5)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payments of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Dividends and related equity payments to equity holders	(0.2)	—	—	—	—	—	(0.2)
Distributions paid to non-controlling interests and other	—	—	—	—	(2.0)	1.2	(0.8)
Cash provided by (used in) intercompany activity	(60.4)	65.9	475.6	(188.5)	(306.0)	13.4	—

Net cash provided by (used in) financing activities	—	57.7	2.2	(190.9)	(308.1)	14.6	(424.5)

Net decrease in cash and cash equivalents	—	—	—	(489.2)	(292.7)	—	(781.9)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6

Cash and cash equivalents, end of period	$—	$—	$—	$154.9	$(0.2)	$—	$154.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
This report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws that are intended to be covered by safe harbors created thereby. Forward-looking statements are those statements that are based upon management’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. These statements are based upon estimates and assumptions made by management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. When used in this report on Form 10-Q, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “continues” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements.
These factors, risks and uncertainties include, among other things, statements relating to:
•	Our high degree of leverage and interest rate risk;
•	Our ability to incur substantially more debt;
•	Operating and financial restrictions in our debt agreements;
•	Our ability to generate cash necessary to service our debt;
•	Weakened economic conditions and volatile capital markets;
•	Potential liability related to disclosures of relationships between physicians and our hospitals;
•	Post-payment claims reviews by governmental agencies could result in additional costs to us;
•	Our ability to grow our business and successfully implement our business strategies;
•	Our ability to successfully integrate our recent acquisition of The Detroit Medical Center, our recent acquisition of hospitals in Harlingen and Brownsville, Texas and other future acquisitions or to recognize expected synergies from such acquisitions;
•	Potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities;
•	Conflicts of interest that may arise as a result of our control by a small number of stockholders;
•	The highly competitive nature of the healthcare industry;
•	Governmental regulation of the healthcare industry, including Medicare and Medicaid reimbursement levels in general and with respect to the impact of the Budget Control Act of 2011 and other future deficit reduction plans;
•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers;
•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses;
•	The currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010 or other potential additional federal or state healthcare reforms;
•	Potential adverse impact of known and unknown governmental investigations and audits;
•	Our failure to adequately enhance our facilities with technologically advanced equipment could adversely affect our revenues and market position;
•	Potential lawsuits or other claims asserted against us;
•	The availability of capital to fund our corporate growth strategy and improvements to our existing facilities;
•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans;
•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts;
•	Dependence on our senior management team and local management personnel;
•	Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims;
•	Our ability to achieve operating and financial targets and to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and bad debts;
•	Increased compliance costs from further government regulation of the healthcare industry and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations;
•	The geographic concentration of our operations;
•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings;

•	A failure of our information systems would adversely impact our ability to manage our operations;
•	Changes in general economic conditions nationally and regionally in our markets;
•	Delays in receiving payments for services provided;
•	Changes in revenue mix, including changes in Medicaid eligibility criteria and potential declines in the population covered under managed care agreements;
•	Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002;
•	Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market values of our reporting units;
•	Volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth;
•	Changes in accounting practices; and
•	Our ability to demonstrate meaningful use of certified electronic health record technology and to recognize revenues for the related Medicare or Medicaid incentive payments.
Our forward-looking statements speak only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission. You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report on Form 10-Q. In light of significant uncertainties inherent in the forward-looking statements included in this report on Form 10-Q, you should not regard the inclusion of such information as a representation by us that our objectives and plans anticipated by the forward-looking statements will occur or be achieved or, if any of them do, what impact they will have on our financial condition, results of operations or cash flows.

Executive Overview
As of September 30, 2011, we owned and operated 28 hospitals with a total of 7,064 licensed beds, and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. As of September 30, 2011, we also owned three health plans with approximately 245,000 members and two surgery centers in Orange County, California.
During the three months ended September 30, 2011, our revenue growth was limited by significant challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or to patients covered by lower paying Medicare or Medicaid plans. In addition, multiple states in which we operate cut Medicaid reimbursement during the past year, which reduced our revenues. Health plan premium revenues decreased 4.4 percent for the quarter due to capitation rate decreases at Phoenix Health Plan implemented by Arizona’s Medicaid plan and changes in eligibility qualification for certain categories of patients. Most of the decrease in health plan revenue was passed along to providers through decreased claim payments and we have been successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during the remainder of fiscal 2012 and beyond. Our comprehensive debt refinancing (the “Refinancing”) during January 2010 extended the maturities of our debt by up to five years. Our additional debt offerings in July 2010 and January 2011 (see further discussion in Liquidity and Capital Resources) and our initial public offering in June 2011 established a capital structure to fund our long-term growth strategies.
Our mission is to help people in the communities we serve achieve health for life by delivering a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee per episode basis, expanding services and strengthening the financial performance of our existing operations, and selectively acquiring other hospitals, outpatient facilities or other healthcare businesses where we see an opportunity to improve operating performance and expand our mission. We believe this business strategy is a framework for long-term success in an industry that is undergoing significant change, but we may continue to experience operating challenges in the short term until the general economy improves and our initiatives are fully implemented.
Acquisition of Valley Baptist Health Systems
As previously announced, effective September 1, 2011, we acquired substantially all of the assets of the Valley Baptist Health System (“Valley Baptist”) including hospitals with a combined 866 licensed beds located in Harlingen, Texas and Brownsville, Texas. We paid approximately $201.4 million in cash at closing to acquire the net assets. In addition to the cash investment, we also assumed certain of the seller’s debt and issued a 49% interest in the partnership to the seller. We funded the cash investment with cash on hand. The acquisition includes a working capital settlement provision that we expect to settle later in fiscal 2012.
Operating Environment
We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us. To remain competitive in the markets we serve, we must transform our operating strategies to accommodate changing environmental factors into operating advantages for us relative to our peers. These factors will require continued focus on quality of care initiatives. As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. The changes to the healthcare landscape that have begun or that we expect to begin in the immediate future are outlined below.
Payer Mix Shifts
During the three months ended September 30, 2011 compared to the prior year period, we provided more healthcare services to patients who were uninsured or had coverage under Medicaid or Medicare or managed Medicaid/Medicare programs, and provided fewer healthcare services to patients who had commercial managed care coverage, a trend that began during fiscal year 2010 and continued through fiscal year 2011. Much of this shift resulted from general economic weakness in the markets we serve. As individuals lost their coverage under employer-sponsored managed care plans, many became eligible for state Medicaid or managed Medicaid programs or else became uninsured. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during the remainder of fiscal 2012. A portion of this shift also resulted from our acquisition of DMC, which provides a greater percentage of services to Medicaid patients than our other facilities.

Health Reform Law
The provisions included in The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), enacted in calendar 2010 include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement including market basket and disproportionate share payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we have begun the process of transforming our delivery of care to adapt to the changes from the Health Reform Law that will be implemented during the next several years.
Physician Alignment
Our ability to attract skilled physicians to our hospitals is critical to our success. Coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During fiscal year 2011, we added more than 200 employed physicians to our physician network (net of physicians who left our network) and we expect to continue to recruit additional physicians in fiscal 2012 as market-specific needs warrant. Our acquisitions of the Arizona Heart Institute and a cardiology group in San Antonio during fiscal 2011 represented important steps in the physician alignment process. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. We also believe our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.
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

Implementation of our Clinical Quality Initiatives
The integral component of each of the environmental factors previously discussed is quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 55 Centers for Medicare and Medicaid Services (“CMS”) quality indicators in place for federal fiscal year 2012, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators, and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.
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
We receive payment for patient services from:
•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients.
The following table sets forth the percentages of net patient revenues by payer .

	Three months ended September 30,
	2010(1)	2011(1)
Medicare	27.3%	26.6%
Medicaid	7.8%	14.7%
Managed Medicare	15.8%	10.2%
Managed Medicaid	10.5%	10.6%
Managed care	37.1%	35.1%
Self-pay	0.4%	1.4%
Other	1.1%	1.4%

Total	100.0%	100.0%

(1)	The net patient revenues by payer table above reflects the impact of the reclassification of the provision of doubtful accounts from operating expenses to revenue deductions.
See “Item 1 — Business — Sources of Revenues” included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education. We also described the annual Medicare regulatory updates published by CMS in August 2011 that impact reimbursement rates under the plan for services provided during federal fiscal year 2012 which commenced October 1, 2011. The future impact to reimbursement for certain of these payers under the Health Reform Law was also addressed in our Form 10-K.
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. We recognize revenues related to the Medicare or Medicaid incentive payments as we are able to complete attestations that our eligible hospitals or other healthcare facilities have adopted, implemented or demonstrated meaningful use of certified EHR technology. We recognized approximately $7.2 million of other revenues related to Medicare and Medicaid incentive programs during the three months ended September 30, 2011.

Volumes by Payer
During the three months ended September 30, 2011 compared to the three months ended September 30, 2010, discharges increased 51.5% and total adjusted discharges increased 55.0%. Our consolidated volumes have been significantly impacted by our acquisitions in fiscal years 2011 and 2012. Same hospital discharges decreased 1.0% and same hospital adjusted discharges increased 2.2% during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.
The following table provides details of discharges by payer on a consolidated basis.

	Three months ended September 30,
	2010		2011
Medicare	12,439	27.7%	19,265	28.3%
Medicaid	4,605	10.2%	7,116	10.4%
Managed Medicare	6,842	15.2%	8,414	12.3%
Managed Medicaid	6,707	14.9%	12,120	17.8%
Managed care	11,654	25.9%	15,782	23.2%
Self-pay	2,564	5.7%	5,078	7.5%
Other	166	0.4%	386	0.5%

Total	44,977	100.0%	68,161	100.0%

Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same hospital basis was $7,757 and $7,709 for the three months ended September 30, 2010 and 2011, respectively. The reduction in this ratio resulted from payer mix shifts during the current year quarter. A greater percentage of our discharges during the three months ended September 30, 2011 were attributable to patients who had Medicaid or Medicare coverage or were uninsured as opposed to those with managed care coverage compared to the three months ended September 30, 2010. We typically receive lower reimbursement for the same services provided to patients covered by Medicare or Medicaid, whether under such traditional or managed programs, than those provided to patients with commercial managed care coverage. Also, multiple states in which we operate have cut Medicaid reimbursement rates during the past year, which has reduced our revenues.

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

June 30, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.8%	1.5%	1.0%	18.3%
Medicaid	6.1%	1.2%	1.6%	8.9%
Managed Medicare	6.9%	0.7%	0.5%	8.1%
Managed Medicaid	12.2%	1.7%	1.6%	15.5%
Managed care	21.0%	2.9%	1.6%	25.5%
Self-pay(1)	10.5%	3.7%	1.5%	15.7%
Self-pay after insurance(2)	1.5%	2.2%	1.0%	4.7%
Other	1.9%	0.6%	0.8%	3.3%

Total	75.9%	14.5%	9.6%	100.0%

September 30, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.4%	1.0%	1.1%	17.5%
Medicaid	6.7%	1.3%	1.6%	9.6%
Managed Medicare	6.4%	0.4%	0.7%	7.5%
Managed Medicaid	10.4%	1.2%	1.7%	13.3%
Managed care	19.4%	2.3%	3.0%	24.7%
Self-pay(1)	12.0%	4.8%	3.1%	19.9%
Self-pay after insurance(2)	1.3%	1.8%	1.5%	4.6%
Other	1.6%	0.5%	0.8%	2.9%

Total	73.2%	13.3%	13.5%	100.0%

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined same hospital allowances for doubtful accounts, uninsured discounts and charity care covered 92.5% and 93.5% of combined same hospital self-pay and self-pay after insurance accounts receivable as of June 30, 2011 and September 30, 2011, respectively.
The volume of self-pay and self-pay after insurance accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors, and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry in the near term.
Governmental and Managed Care Payer Reimbursement
Healthcare spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed the rate of inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to healthcare providers or limiting benefits to enrollees. The current weakness in the U.S. economy has magnified these pressures.

Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have changed and may continue to change program eligibility requirements, enact healthcare spending cuts or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness. During the past twelve months, three states in which we operate have reduced Medicaid reimbursement rates and/or adjusted eligibility requirements. Further, the tightened credit markets have complicated the states’ efforts to issue additional indebtedness to raise cash. The American Recovery and Reinvestment Act enacted in 2009 set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal matching percentage (FMAP) until December 2010. In August 2010, the additional FMAP assistance was extended until June 30, 2011 with a transitional phase-out to occur from January 1, 2011 to June 30, 2011. The expiration of the FMAP program further strained state budgets and may lead to additional Medicaid reimbursement rate or eligibility cuts. During the three months ended September 30, 2011, Medicaid and managed Medicaid programs accounted for approximately 25.3% of our net patient revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the three months ended September 30, 2011, we recognized approximately 35.1% of our net patient revenues from managed care payers.
If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.
Premium Revenues
We recognize premium revenues from our three health plans, PHP, Abrazo Advantage Health Plan (“AAHP”) and MacNeal Health Providers (“MHP”). Premium revenues from these three plans decreased $9.6 million, or 4.4%, during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. PHP’s average membership increased to approximately 208,000 for the three months ended September 30, 2011 compared to approximately 202,700 for the three months ended September 30, 2010. PHP’s decrease in revenues despite the increase in membership during the three months ended September 30, 2011 resulted from a 5% reimbursement rate cut from the Arizona Health Care Cost Containment System (“AHCCCS”) implemented in April 2011 and an enrollee mix shift into population groups with lower reimbursement rates.
AHCCCS has requested a further 5% reimbursement rate cut to be effective October 1, 2011, which has not been implemented yet as the rate reduction requires federal approval, and additional higher enrollee eligibility requirements as part of its Medicaid waiver extension application with CMS. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows including reimbursement rate cuts, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including cancelling PHP’s contract.
Critical Accounting Policies
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical because they involve highly subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance:
•	Revenues, Revenue Deductions and Uncompensated Care;
•	Insurance Reserves;
•	Health Plan Claims Reserves;
•	Income Taxes; and
•	Long-Lived Assets and Goodwill.

There have been no changes in the nature or application of our critical accounting policies during the three months ended September 30, 2011 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, except for the change to the critical accounting policy noted below that represents a consolidation of our previous “Revenue and Revenue Deductions” and “Allowance for Doubtful Accounts and Provision for Doubtful Accounts”.
Revenues, Revenue Deductions and Uncompensated Care
In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability that previously existed due to the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. We adopted ASU 2010-23 on July 1, 2011. In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. We include charity care as a revenue deduction measured by the value of our services, based on standard charges, to patients who qualify under our charity care policy and do not otherwise qualify for reimbursement under a governmental program. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $5.4 million and $13.2 million for the three months ended September 30, 2010 and 2011, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
Effective July 1, 2011, we adopted ASU No. 2011-07, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The amendments in this ASU require healthcare entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a revenue deduction. We elected to early adopt this guidance for our September 30, 2011 financial statements. The amendments in this ASU require that presentation of the provision for bad debts as a revenue reduction in the statement of operations be applied retrospectively to all prior periods presented.

Selected Operating Statistics
The following tables set forth certain operating statistics on a consolidated and same hospital basis for each of the periods presented.

	Three months ended September 30,
CONSOLIDATED:	2010	2011
Number of hospitals at end of period	17	28
Licensed beds at end of period	4,490	7,064
Discharges (a)	44,977	68,161
Adjusted discharges (a)	80,858	125,320
Average length of stay (a)	4.15	4.34
Patient days (a)	186,448	296,079
Adjusted patient days (a)	335,188	544,366
Net patient revenue per adjusted discharge (a)	$7,747	$9,337
Inpatient surgeries (a)	9,757	16,077
Outpatient surgeries (a)	19,403	29,976
Emergency room visits (a)	173,165	292,778
Occupancy rate (a)	45.1%	45.6%
Member lives (a)	242,000	245,000
Health plan claims expense percentage (a)	78.9%	78.1%

	Three months ended September 30,
SAME HOSPITAL (b):	2010	2011
Number of hospitals at end of period	15	15
Licensed beds at end of period	4,032	3,947
Net patient service revenues (in millions)	$599.1	$609.1
Discharges	42,005	41,565
Adjusted discharges	75,592	77,232
Average length of stay	4.12	4.02
Patient days	172,976	167,014
Adjusted patient days	311,288	310,328
Net patient revenue per adjusted discharge	$7,757	$7,709
Inpatient surgeries	9,128	9,015
Outpatient surgeries	18,343	17,762
Emergency room visits	160,880	169,992
Occupancy rate	46.6%	45.9%

(a)	The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Selected Operating Statistics” in our Annual Report on Form 10-K for the year ended June 30, 2011.

(b)	Same hospital results exclude those facilities that we did not own for the respective full three-month comparative periods of both years.

Results of Operations
The following table presents summaries of our operating results .

	Three months ended September 30,
	2010		2011
	(dollars in millions)
Patient service revenues, net	$641.5	74.4%	$1,232.5	85.4%
Premium revenues	220.6	25.6%	211.0	14.6%

Total revenues	862.1	100.0%	1,443.5	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $1.2 and $0.7, respectively)	354.8	41.2%	665.0	46.1%
Health plan claims expense	174.1	20.2%	164.7	11.4%
Supplies	121.0	14.0%	213.6	14.8%
Other operating expenses	135.7	15.7%	278.1	19.3%
Depreciation and amortization	37.2	4.3%	62.6	4.3%
Interest, net	34.8	4.0%	45.8	3.2%
Debt extinguishment costs	—	0.0%	38.9	2.7%
Acquisition related expenses	3.7	0.4%	12.2	0.8%
Other	1.1	0.1%	(2.4)	(0.2)%

Loss from continuing operations before income taxes	(0.3)	(0.0)%	(35.0)	(2.4)%
Income tax benefit	2.4	0.3%	13.6	0.9%

Income (loss) from continuing operations	2.1	0.2%	(21.4)	(1.5)%
Income (loss) from discontinued operations net of taxes	0.1	0.0%	(0.1)	(0.0)%

Net income (loss)	2.2	0.3%	(21.5)	(1.5)%
Net loss (income) attributable to non-controlling interests	(1.0)	(0.1)%	2.3	0.0%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	0.1%	$(19.2)	(1.3)%

Three months ended September 30, 2011 compared to three months ended September 30, 2010
Revenues. Total revenues increased $581.4 million or 67.4% during the three months ended September 30, 2011 compared to the prior year quarter. Net patient service revenues increased $591.0 million or 92.1% during the current year quarter. The significant increase in net patient service revenues is primarily the result of recent acquisitions, including DMC on January 1, 2011 and Valley Baptist on September 1, 2011. On a same hospital basis, net patient service revenues increased $10.0 million or 1.7% during the three months ended September 30, 2011. Health plan premium revenues decreased $9.6 million or 4.4% during the current year quarter compared to the prior year quarter as a result of a 5% decrease in AHCCCS reimbursement rates in April 2011 and an enrollee mix shift to populations with lower reimbursement rates. More challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for coverage under AHCCCS, but have also strained the Arizona state budget resulting in changes to AHCCCS funding.
Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) on a same hospital basis increased to 20.5% during the current year quarter compared to 16.0% during the prior year quarter. This increase primarily resulted from an increase in same hospital self-pay discharges as a percentage of total discharges during the current year quarter and price increases implemented since the prior year quarter.
Discharges, adjusted discharges and emergency room visits increased 51.5%, 55.0% and 69.1%, respectively, during the three months ended September 30, 2011 compared to the prior year quarter. On a same hospital basis, discharges decreased 1.0%, while adjusted discharges and emergency room visits increased 2.2% and 5.7%, respectively, during the three months ended September 30, 2011 compared to the prior year quarter. On a same hospital basis, inpatient and outpatient surgeries decreased 1.2% and 3.2%, respectively, during the three months ended September 30, 2011. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures. We also continue to face pricing pressures as a result of difficult managed care pricing negotiations, state efforts to reduce Medicaid program expenditures and intense competition for limited physician and nursing resources, among other factors. We expect the average population growth in the markets we serve to remain generally high in the long-term. As these populations increase and grow older, we believe that our clinical quality initiatives will improve our competitive position in those markets. However, these growth opportunities may not overcome the current industry and market challenges in the short-term.
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
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $1,478.5 million or 102.4% of total revenues during the current year quarter, compared to $862.4 million or 100.0% during the prior year comparative quarter. Debt extinguishment costs incurred related to the redemption of our 10.375% Senior Discount Notes due 2016 (the “2011 Discount Notes”) represent the primary reason for the increase in operating expenses during the current year quarter. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.
•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 46.1% during the current year quarter compared to 41.2% for the prior year quarter. On a same hospital basis, salaries and benefits as a percentage of total revenues was 41.1% during the current quarter compared to 40.3% for the prior year quarter. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the three months ended September 30, 2011 compared to the prior year quarter. As of September 30, 2011, we had approximately 41,100 full-time and part-time employees compared to approximately 22,400 as of September 30, 2010. On a same hospital basis, the number of full-time and part-time employees increased approximately 2.0% when compared to the prior year quarter. We have been successful in limiting contract labor utilization on a same hospital basis as a result of our investments in clinical quality and nurse leadership initiatives. On a same hospital basis, our contract labor expense as a percentage of net patient service revenues decreased slightly during the three months ended September 30, 2011 compared to the prior year quarter.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues was 78.1% for the three months ended September 30, 2011 compared to 78.9% for the prior year quarter primarily due to lower utilization and acuity of services for our enrollees and the 5% provider payment reduction set forth by AHCCCS on April 1, 2011. As enrollment increases, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. We may experience an increase in this ratio if our membership mix becomes more acute or if AHCCCS implements further limits on profitability for certain member groups during the remaining term of the AHCCCS contract. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $8.6 million, or 5.0% of gross health plan claims expense, were eliminated in consolidation during the current year quarter.

•	Supplies. Supplies as a percentage of acute care services revenue decreased to 17.2% during the current year quarter compared to 18.5% during the prior year quarter. This decrease was positively impacted by the lower surgery volumes experienced during the current year quarter compared to the prior year quarter on a same hospital basis. We also continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year quarter. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of net patient service revenues increased to 22.6% during the current year quarter compared to 21.2% during the prior year quarter primarily as a result of increased legal fees and related expenses and higher purchased services from the DMC acquisition.
Other. Depreciation and amortization increased $25.4 million compared to the prior year quarter as a result of our capital improvement and expansion initiatives and acquisitions. Net interest increased $11.0 million as compared to the prior year’s amounts as a result of the issuance of the 7.75% Senior Notes due 2019 in January 2011, as discussed more thoroughly in the “Part I, Item 2, Liquidity and Capital Resources” section of this report on Form 10-Q. We also incurred $12.2 million of acquisition-related expenses during the current year quarter primarily related to the acquisition of Valley Baptist and $38.9 million of debt extinguishment costs related to our redemption of substantially all of the 2011 Discount Notes during the current year quarter.
Income taxes. Our effective income tax rate was approximately 38.9% during the current year quarter and was positively impacted by IRS safe harbor treatment for certain success-based transaction costs from our fiscal 2005 recapitalization that were previously reserved for uncertain tax positions.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard stockholders was $19.2 million during the three months ended September 30, 2011 compared to net income of $1.2 million during the prior year quarter. The net loss in the current year quarter resulted primarily from the $38.9 million of debt extinguishment costs recognized.
Liquidity and Capital Resources
Operating Activities
As of September 30, 2011, we had working capital of $265.6 million, including cash and cash equivalents of $154.7 million. Working capital as of June 30, 2011 was $335.7 million. Cash flows from operating activities decreased $188.0 million during the first quarter of fiscal 2012 compared to the prior year quarter, primarily due to working capital increases of $227.7 million, including a $23.2 million increase in interest and income tax payments, the payment of fiscal 2011 incentive compensation and adverse changes to net accounts receivable days and net accounts payable days. As of September 30, 2011, our cash balance was $154.7 million, our outstanding debt was $2,346.2 million and we had $220.6 million of borrowing capacity under our revolving credit facility.

Investing Activities
Cash used in investing activities increased from $94.0 million during the three months ended September 30, 2010 to $269.6 million during the three months ended September 30, 2011, primarily as a result of the cash paid for the Valley Baptist acquisition. Capital expenditures increased $18.8 million during the current year quarter compared to the prior year quarter. Through September 30, 2011 we have spent approximately $43.2 million toward our DMC five-year $850.0 million capital commitment, including $11.6 million of the specific project list commitment of $500.0 million.
Financing Activities
Cash flows from financing activities decreased by $632.5 million during the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily due to cash paid to redeem substantially all of the 2011 Discount Notes during the current year quarter and the additional senior note borrowings during the prior year quarter, as discussed below.
On July 14, 2010, we issued $225.0 million aggregate principal amount of 8.0% Add-on Notes (the “Add-on Notes”), which were guaranteed on a senior unsecured basis by Vanguard, Vanguard Health Holding Company I, LLC and certain restricted subsidiaries of Vanguard Health Holding Company II, LLC. The Add-on Notes were issued under the indenture governing the 8.0% Notes that we issued on January 29, 2010 as part of the comprehensive refinancing of our debt. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest, if any, from January 29, 2010. The proceeds from the Add-on Notes were used to finance, in part, our acquisition of substantially all of the assets of DMC and to pay fees and expenses incurred in connection with the DMC acquisition.
On January 26, 2011, we issued an aggregate principal amount of $350.0 million of senior notes due 2019 (the “2011 Senior Notes”) and the 2011 Discount Notes with a stated principal amount at maturity of approximately $747.2 million generating approximately $444.7 million of gross proceeds, each in a private placement. The 2011 Senior Notes bear interest at a rate of 7.750% per annum. We pay cash interest on the 2011 Senior Notes semi-annually in arrears on February 1 and August 1 of each year, with our initial interest payment on August 1, 2011. The 2011 Senior Notes mature on February 1, 2019. We used the proceeds from the 2011 Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of both notes offerings. The 2011 Discount Notes had an initial accreted value of $602.23 per $1,000 stated principal amount at maturity and were issued at a price of $595.08 per $1,000 stated principal amount at maturity. Cash interest does not accrue on the 2011 Discount Notes, but the 2011 Discount Notes accrete at a rate of 10.375% per annum, compounded semi-annually on February 1 and August 1 of each year, such that the accreted value will equal the stated principal amount at maturity on February 1, 2016. We used the proceeds from the offering of the 2011 Discount Notes to pay a dividend to our equity holders.
On June 22, 2011, we completed our initial public offering of 25,000,000 shares of common stock at a price of $18.00 per share (prior to deducting underwriter discounts and commissions). We used the net proceeds from the offering to redeem substantially all of the 2011 Discount Notes, including the 5% redemption premium thereof, as discussed below. Immediately prior to our initial public offering, we completed a 59.584218-to-1 split of our issued and outstanding common shares. During the three months ended September 30, 2011, the 3,750,000 common stock over-allotment option was exercised by the underwriters and the net proceeds of the sale of the 3,750,000 additional shares of common stock were used to redeem an additional $63.6 million of accreted value of the remaining 2011 Discount Notes in August 2011, including the 5% redemption premium thereof.
In July and August 2011, we redeemed approximately $450.0 million of the 2011 Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. We recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the 2011 Discount Notes and the write-off of net deferred loan costs associated with the redeemed 2011 Discount Notes. The accreted value of the remaining outstanding 2011 Discount Notes was approximately $14.8 million as of September 30, 2011.

Debt Covenants
Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes and the 2011 Senior Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes and the 2011 Senior Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of September 30, 2011.

	Debt	Actual
	Covenant Ratio	Ratio
Interest coverage ratio requirement	2.10x	3.69x
Total leverage ratio limit	5.95x	3.77x
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
Capital Resources
We anticipate spending a total of $400.0 million to $450.0 million in capital expenditures during fiscal 2012, including the $63.4 million we spent during the three months ended September 30, 2011. We expect that cash on hand, cash generated from our operations and cash available to us under our 2010 credit facilities will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next 12 months and into the foreseeable future, including those required by the DMC purchase agreement. Under the terms of the DMC acquisition agreement, we are required to spend at least $80.0 million on expansion projects set forth in the agreement by December 31, 2011 as part of the $500.0 million total commitment for specified capital projects. To the extent this commitment is not met, we will be required to deposit cash into an escrow fund restricted for the purpose of funding capital expenditures related to the specific project list. If required, the cash escrow funds would be used for DMC capital expenditures in the subsequent measurement period. The redeemable non-controlling interest in the Valley Baptist acquisition was issued to the seller as part of the acquisition and enables the seller to require us to redeem all or a portion of its 49% equity interest in the partnership on the third or fifth anniversary of the acquisition date at a stated redemption value. If the seller exercises this option, we may purchase the non-controlling interest with cash or by issuing stock. It is our intent to settle in cash, if the option is exercised. These potential cash outflows could limit our ability to fund our other operating needs, including acquisitions or other growth opportunities. We cannot assure you that our operations will generate sufficient cash or that cash on hand or additional future borrowings under our 2010 credit facilities will be available to enable us to meet all of our debt service and capital requirements, especially given the current general economic weakness.
We had $154.7 million of cash and cash equivalents as of September 30, 2011. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

As of September 30, 2011, we held $58.4 million in total available-for-sale investments in securities. The investments include approximately $48.4 million in securities held within one of our wholly-owned captive insurance subsidiaries acquired in the DMC acquisition. Investments in securities also include approximately $10.0 million in auction rate securities (“ARS”) backed by student loans, which are included in long-term investments in securities on our consolidated balance sheet. Subsequent to September 30, 2011, the remaining $10.0 million of ARS were redeemed for cash at par. Accordingly, as of September 30, 2011, we reversed the $1.2 million temporary impairment previously included in accumulated other comprehensive income (loss).
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

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of September 30, 2011.

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$201.0	$396.0	$1,147.7	$1,733.7	$3,478.4
Operating leases (2)	50.8	74.7	50.4	49.6	225.5
Purchase obligations (2)	94.5	—	—	—	94.5
Defined benefit pension plan funding (3)	26.5	62.5	60.0	48.4	197.4
Health plan claims and settlements payable (4)	119.5	—	—	—	119.5
Estimated self-insurance liabilities (5)	101.5	128.9	84.2	86.7	401.3

Subtotal	$593.8	$662.1	$1,342.3	$1,918.4	$4,516.6

	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Other Commitments:
Construction and capital improvements (6)	$112.7	$300.0	$400.0	$—	$812.7
Guarantees of surety bonds (7)	55.0	—	—	—	55.0
Letters of credit (8)	—	—	34.4	—	34.4
Physician commitments (9)	6.1	—	—	—	6.1
Estimated liability for uncertain tax positions (10)	8.7	—	—	—	8.7

Subtotal	$182.5	$300.0	$434.4	$—	$916.9

Total obligations and commitments	$776.3	$962.1	$1,776.7	$1,918.4	$5,433.5

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at September 30, 2011 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

(3)	This obligation represents our estimated minimum required funding to the DMC Pension Plan trust. For additional information about the DMC Pension Plan and the expected future benefit payments from the trust see our Annual Report on Form 10-K, which was filed on August 25, 2011.

(4)	Represents health claims incurred by members of PHP, AAHP and MHP, including incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements are separately stated on our condensed consolidated balance sheets.

(5)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(6)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as property, plant and equipment on our condensed consolidated balance sheets. The construction and capital improvements obligations, adjusted to reflect capital commitments under the executed DMC purchase agreement (as previously discussed in our Annual Report on Form 10-K, which was filed August 25, 2011) include the following as of September 30, 2011: $150.0 million committed within one year; $300.0 million committed within two to three years and $400.0 million committed within four to five years.

(7)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(8)	Amounts relate primarily to instances in which we have letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program. This amount was reduced from $39.4 million at September 30, 2011, to $34.4 million for a subsequent reduction to the outstanding letters of credit in October 2011.

(9)	Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(10)	Represents expected future tax liabilities recognized in our condensed consolidated balance sheets determined under the guidance of accounting for income taxes.

Guarantees and Off Balance Sheet Arrangements
We are currently a party to certain rent shortfall agreements with certain unconsolidated entities. In the ordinary course of business we also enter into physician income guarantees, service agreement guarantees and other guarantee arrangements, including parent-subsidiary guarantees. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect liquidity.
We had standby letters of credit outstanding of $39.4 million as of September 30, 2011, which primarily relate to security for the payment of claims as required by various insurance programs. This amount was reduced to $34.4 million subsequent to September 30, 2011.
Concurrent with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). In May 2011, Vanguard replaced the Warrant Shares with a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the principal amount of $500.0 million to collateralize our $500.0 million specified project capital commitment, such replacement permitted by the purchase agreement for the DMC acquisition. The principal amount of the promissory note is reduced as Vanguard expends capital or escrows cash related to this capital commitment.
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
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2011, we had in place $1,064.9 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
Our 2010 credit facilities consist of $804.9 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $39.4 million of capacity was utilized by outstanding letters of credit as of September 30, 2011). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in annual net interest of approximately $2.0 million.
Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $804.9 million in outstanding term loans bears interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added to our 2010 term loan facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 revolving facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.

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
Changes in Internal Control Over Financial Reporting
We completed the acquisition of DMC effective January 1, 2011. The facilities acquired as part of the DMC acquisition utilize different information technology systems from our other facilities. We are currently integrating our internal control processes at DMC. In addition, we completed the acquisition of Valley Baptist effective September 1, 2011. The facilities acquired as part of the Valley Baptist acquisition utilize different information technology systems from our other facilities. We are currently evaluating the internal controls over financial reporting at Valley Baptist. We have excluded all of the DMC and Valley Baptist operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The Securities and Exchange Commission’s rules require us to complete this process for each acquisition by the first anniversary of such acquisition. We plan to complete this evaluation and integration within the required time frame and report any changes in internal controls in our first annual report in which our assessment of the acquired hospitals and other operations is to be included. Other than the DMC and Valley Baptist acquisitions, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings
Because we provide healthcare services in a highly regulated industry, we have been, and expect to continue to be, party to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:
•	Note 14. Contingencies and Healthcare Regulation in Part I, Item 1, of this report on Form 10-Q; and
•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission on August 25, 2011.
There have been no material changes to the legal proceedings we previously described in our Annual Report on Form 10-K during the three months ended September 30, 2011.

Item 1A.	Risk Factors
There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the Securities and Exchange Commission on August 25, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes our repurchases of our common stock during the three months ended September 30, 2011.

	Total Number of Shares	Average Price
Period	Purchased	Paid Per Share
July 1, 2011 - July 31, 2011	51,326	$17.80
August 1, 2011 - August 31, 2011	250	13.97
September 1, 2011 - September 30, 2011	553	11.58

Total	52,129	$17.71

(a)	The 52,129 shares purchased during the three months ended September 30, 2011 were acquired from employees in connection with net share settlement arrangements to settle income tax withholding and exercise price amounts due from employees under our stock incentive plans. These shares were not part of a publicly announced program to purchase our common stock.

Item 6.	Exhibits.
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index that is located at the end of this report on Form 10-Q.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: November 3, 2011	VANGUARD HEALTH SYSTEMS, INC.

	By:	/s/ Gary D. Willis Gary D. Willis
Senior Vice President, Controller and
Chief Accounting Officer
(Authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1
Asset Purchase Agreement, dated August 31, 2011, by and among Valley Baptist Health System, Valley Baptist Medical Center, Valley Baptist Medical Center — Brownsville, Valley Baptist Medical Development Corporation, VB Realty Corporation, VB Realty II, LLC, Valley Baptist Insurance Holdings, Inc., Valley Baptist Hospital Holdings, Inc., Valley Baptist Management Services Corporation, Valley Baptist Medical Foundation, VHS Valley Health System, LLC, VHS Harlingen Hospital Company, LLC, VHS Brownsville Hospital Company, LLC, VHS Valley Holdings, LLC, VHS Valley Real Estate Company, LLC, Vanguard Health Financial Company, LLC, VHS Valley Management Company, Inc. and Vanguard Health Systems, Inc.

10.1	Employment Agreement between Vanguard Health Systems, Inc. and James H. Spalding, dated as of September 1, 2011*

10.2	Form of Restricted Stock Unit Agreement (Performance Vesting RSU — EBITDA) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan*

10.3	Form of Restricted Stock Unit Agreement (Performance Vesting RSU — EPS) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan*

10.4	Form of Restricted Stock Unit Agreement (Time Vesting RSU) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan*

10.5	Form of Nonqualified Stock Option Agreement (Time Option) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan*

10.6
Contract Amendment Number 16, executed on September 9, 2011, but effective as of October 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and September 30, 2011, (ii) Condensed Consolidated Statement of Operations for the three months ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Equity for the three months ended September 30, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). (1)

(1)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Management compensatory plan or arrangement