Form 10-Q
period 2011-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2012-02-03
CIK 1045829

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes     ☐  No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of the Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.)     Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☒  No

As of January 31, 2012, there were 76,894,087 shares of the Registrant’s common stock outstanding.

VANGUARD HEALTH SYSTEMS, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

VANGUARD HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	September 30,
	Recast
	June 30, 2011	December 31, 2011
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$936.6	$178.7
Restricted cash	2.3	8.8
Accounts receivable, net of allowance for doubtful accounts of approximately $205.0 and $306.0, respectively	484.4	576.9
Inventories	83.9	92.9
Deferred tax assets	92.9	79.1
Prepaid expenses and other current assets	157.9	252.4

Total current assets	1,758.0	1,188.8
Property, plant and equipment, net of accumulated depreciation	1,830.5	2,050.0
Goodwill	757.1	768.4
Intangible assets, net of accumulated amortization	94.0	84.3
Deferred tax assets, noncurrent	27.5	50.0
Investments in securities	63.3	49.8
Other assets	65.8	84.3

Total assets	$4,596.2	$4,275.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314.3	$361.2
Accrued salaries and benefits	248.9	198.9
Accrued health plan claims and settlements	114.9	119.0
Accrued interest	62.3	61.1
Other accrued expenses and current liabilities	221.6	207.2
Current maturities of long-term debt	461.8	12.4

Total current liabilities	1,423.8	959.8
Professional and general liability and workers compensation reserves	289.7	299.3
Pension benefit obligation	188.0	171.3
Other liabilities	125.8	158.5
Long-term debt, less current maturities	2,325.8	2,332.0
Commitments and contingencies
Redeemable non-controlling interests	—	51.8
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 71,482,000 and 75,347,000 issued and outstanding at June 30, 2011 and December 31, 2011, respectively	0.7	0.8
Additional paid-in capital	330.5	399.2
Accumulated other comprehensive income	20.6	19.7
Retained deficit	(116.8)	(123.9)

Total Vanguard Health Systems, Inc. stockholders’ equity	235.0	295.8
Non-controlling interests	8.1	7.1

Total equity	243.1	302.9

Total liabilities and equity	$4,596.2	$4,275.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Six months ended December 31,
	2010	2011	2010	2011
	(In millions, except share and per share amounts)

Patient service revenues	$748.8	$1,420.9	$1,442.1	$2,779.6
Less: Provision for doubtful accounts	(51.2)	(141.5)	(103.0)	(267.7)

Patient service revenues, net	697.6	1,279.4	1,339.1	2,511.9
Premium revenues	211.8	188.8	432.4	399.8

Total revenues	909.4	1,468.2	1,771.5	2,911.7

Costs and Expenses:
Salaries and benefits (includes stock compensation of of $1.7, $3.9, $2.9 and $4.6, respectively)	375.5	702.4	730.3	1,367.4
Health plan claims expense	164.8	147.3	338.9	312.0
Supplies	133.5	227.9	254.5	441.5
Rents and leases	11.7	18.7	22.7	36.7
Other operating expenses	139.2	264.7	263.9	524.8
Medicare and Medicaid EHR incentive payments	—	(22.6)	—	(22.6)
Depreciation and amortization	38.6	65.8	75.8	128.4
Interest, net	35.1	43.2	69.9	89.0
Debt extinguishment costs	—	—	—	38.9
Acquisition related expenses	1.3	0.4	5.0	12.6
Other	1.9	(1.8)	3.0	(4.2)

Income (loss) from continuing operations before income taxes	7.8	22.2	7.5	(12.8)
Income tax benefit (expense)	(9.7)	(9.0)	(7.3)	4.6

Income (loss) from continuing operations	(1.9)	13.2	0.2	(8.2)
Loss from discontinued operations, net of taxes	(2.3)	(0.3)	(2.2)	(0.4)

Net income (loss)	(4.2)	12.9	(2.0)	(8.6)
Net loss (income) attributable to non-controlling interests	(0.8)	(0.8)	(1.8)	1.5

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(5.0)	$12.1	$(3.8)	$(7.1)

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$(2.7)	$12.4	$(1.6)	$(6.7)
Loss from discontinued operations, net of taxes	(2.3)	(0.3)	(2.2)	(0.4)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(5.0)	$12.1	$(3.8)	$(7.1)

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders
Basic
Continuing operations	$(0.06)	$0.17	$(0.04)	$(0.10)
Discontinued operations	(0.05)	(0.01)	(0.05)	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	(0.11)	$0.16	$(0.09)	$(0.10)

Diluted
Continuing operations	$(0.06)	$0.16	$(0.04)	$(0.10)
Discontinued operations	(0.05)	(0.01)	(0.05)	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.11)	$0.15	$(0.09)	$(0.10)

Weighted average shares (in thousands):
Basic	44,635	75,325	44,635	75,090

Diluted	44,635	78,732	44,635	75,090

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Six months ended December 31, 2011

(Unaudited)

	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx
	Vanguard Health Systems, Inc. Stockholders
				Accumulated
				Other		Non-
	Common Stock		Additional	Comprehensive	Retained	Controlling	Total
	Shares	Amount	Paid-In Capital	Income	Deficit	Interests	Equity
	(In millions, except share amounts)

Balance at June 30, 2011	71,482,000	$0.7	$330.5	$20.6	$(116.8)	$8.1	$243.1
Stock compensation (non-cash)	—	—	4.6	—	—	—	4.6
Issuance of common stock	3,750,000	0.1	66.0	—	—	—	66.1
Common stock issued under stock incentive plans, net	115,000	—	(0.9)	—	—	—	(0.9)
Dividends to equity holders and related equity payments, net of taxes	—	—	(0.4)	—	—	—	(0.4)
Distributions paid to non-controlling interests, net	—	—	—	—	—	(1.2)	(1.2)
Acquired non-controlling interests	—	—	—	—	—	1.7	1.7
Accretion of redeemable non-controlling interest	—	—	(0.6)	—	—	—	(0.6)
Comprehensive income (loss):
Change in fair value of auction rate securities (net of tax)	—	—	—	0.8	—	—	0.8
Change in fair value of available-for-sale investments (net of tax)	—	—	—	(1.7)	—	—	(1.7)
Net income (loss)	—	—	—	—	(7.1)	(1.5)	(8.6)

Total comprehensive income (loss)				(0.9)	(7.1)	(1.5)	(9.5)

Balance at December 31, 2011	75,347,000	$0.8	$399.2	$19.7	$(123.9)	$7.1	$302.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,
	Six months ended December 31,
	2010	2011
	(In millions)
Operating activities:
Net loss	$(2.0)	$(8.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations	2.2	0.4
Depreciation and amortization	75.8	128.4
Amortization of loan costs	2.5	3.2
Accretion of principal on notes	1.4	5.2
Debt extinguishment costs	—	38.9
Acquisition related expenses	5.0	12.6
Stock compensation	2.9	4.6
Deferred income taxes	5.7	(6.2)
Other	1.1	(1.1)
Changes in operating assets and liabilities, net of the impact of acquisitions	34.7	(170.8)

Net cash provided by operating activities – continuing operations	129.3	6.6
Net cash used in operating activities – discontinued operations	(2.2)	(0.4)

Net cash provided by operating activities	127.1	6.2

Investing activities:
Acquisitions and related expenses, net of cash acquired	(457.9)	(208.8)
Capital expenditures	(79.4)	(137.2)
Proceeds from sale of investments in securities	7.0	42.3
Purchases of investments in securities	—	(30.4)
Other	(1.0)	(0.7)

Net cash used in investing activities	(531.3)	(334.8)

Financing activities:
Payments of long-term debt and capital lease obligations	(4.1)	(460.7)
Proceeds from debt borrowings	216.6	—
Payments of refinancing costs and fees	(5.6)	—
Proceeds from issuance of common stock	—	67.5
Payments of IPO related costs	—	(6.9)
Payments of tender premiums on note redemption	—	(27.6)
Distributions paid to non-controlling interests and other	(2.0)	(1.6)

Net cash provided by (used in) financing activities	204.9	(429.3)

Net decrease in cash and cash equivalents	(199.3)	(757.9)
Cash and cash equivalents, beginning of period	257.6	936.6

Cash and cash equivalents, end of period	$58.3	$178.7

Supplemental cash flow information:
Net cash paid for interest	$69.6	$81.0

Net cash paid (received) for income taxes	$(0.3)	$0.6

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Initial Public Offering

In June 2011, Vanguard Health Systems, Inc. (the “Company”) completed the initial public offering of 25,000,000 shares of common stock. The Company’s common stock is now traded on the New York Stock Exchange (symbol “VHS”). Including the exercise of the underwriters’ over-allotment in July 2011 of 3,750,000 shares, a total of 28,750,000 shares were sold. Immediately prior to the public offering, the Company completed a 59.584218-to-1 split of its issued and outstanding common shares. All common share and per common share amounts in these condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the stock split.

The Company is an investor-owned healthcare company whose subsidiaries and affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of December 31, 2011, the Company’s subsidiaries and affiliates owned and operated 28 acute care and specialty hospitals with 7,064 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. The Company also owns managed health plans in Chicago, Illinois; Harlingen, Texas; and Phoenix, Arizona and two surgery centers in Orange County, California.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by the Company. The Company generally defines control as the ownership of the majority of an entity’s voting interests. The Company also consolidates any variable interest entities for which it is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation, including the impact of the presentation of the provision for doubtful accounts as further discussed in Note 2. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain corporate office costs, which approximated $16.4 million and $12.4 million for the three months ended December 31, 2010 and 2011, respectively, and $33.7 million and $26.3 million for the six months ended December 31, 2010 and 2011, respectively.

The unaudited condensed consolidated financial statements as of December 31, 2011 and for the three and six months ended December 31, 2010 and 2011 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2012. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2011 included in the Company’s Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on August 25, 2011. The accompanying condensed consolidated balance sheet at June 30, 2011 has been derived from the audited consolidated financial statements included in the 10-K, but recast to reflect the impact of updated estimates of liabilities assumed (including the related income tax effect) subsequent to June 30, 2011 in the acquisition of The Detroit Medical Center (“DMC”) as described in Note 4.

Use of Estimates

In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2. REVENUE DEDUCTIONS AND UNCOMPENSATED CARE

Allowance for Doubtful Accounts

In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-07, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities (“ASU 2011-07”). ASU 2011-07 is effective for fiscal years and interim periods beginning after December 31, 2011, with early adoption permitted. Changes to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. ASU 2011-07 states that a healthcare entity that recognizes significant amounts of patient service revenue at the time the services are rendered even though it does not assess the patient’s ability to pay must present the allowance for doubtful accounts as a reduction of net patient revenue and not include it as a separate item in operating expenses. The Company early adopted this guidance effective July 1, 2011.

The Company estimates the allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to the discharge date plus percentages of uninsured accounts and self-pay after insurance accounts less than 365 days old. The Company analyzes the allowance for doubtful accounts quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. The Company also supplements the analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. The standard percentages in the allowance for doubtful accounts reserve are adjusted as necessary given changes in trends from these analyses or policy changes. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its liquidity, results of operations and cash flows. The Company’s estimate of the allowance for doubtful accounts and recoveries of accounts previously written off determine its provision for doubtful accounts recorded during a period. The Company records the provision for doubtful accounts at the time the services are provided for uninsured patients, since historical experience shows that the significant majority of uninsured balances will not be collected. The Company records the provision for doubtful accounts related to self-pay after insurance accounts at the time the insurance payment has been received.

The allowance for doubtful accounts was approximately $205.0 million and $306.0 million as of June 30, 2011 and December 31, 2011, respectively. These balances as a percent of accounts receivable net of contractual adjustments were approximately 29.7% and 34.6% as of June 30, 2011 and December 31, 2011, respectively. On a same hospital basis, the Company’s combined allowance for doubtful accounts, uninsured discounts and charity care covered approximately 92.5% and 96.2% of combined uninsured and self-pay after insurance accounts receivable as of June 30, 2011 and December 31, 2011, respectively. The increase in the allowance for doubtful accounts during the six months ended December 31, 2011 was primarily the result of an increase in uninsured and self-pay after insurance accounts receivable from 20.4% of the Company’s total accounts receivable as of June 30, 2011 to 23.6% as of December 31, 2011.

Charity Care

In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure (“ASU 2010-23”). Due to the lack of comparability that previously existed due to the use of either revenue or cost as the basis for disclosure of charity care, ASU 2010-23 standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. The Company adopted ASU 2010-23 on July 1, 2011.

In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The Company includes charity care as a revenue deduction measured by the value of its services, based on standard charges, to patients who qualify under the Company’s charity care policy (typically those who meet certain minimum income guidelines and do not otherwise qualify for reimbursement under a governmental program). The estimated cost incurred by the Company to provide these services to patients who qualify for charity care was approximately $6.2 million and $17.3 million for three months ended December 31, 2010 and 2011 and $12.1 million and $31.5 million for the six months ended December 31, 2010 and 2011, respectively. These estimates were determined using a ratio of cost to gross charges calculated from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3. MEDICARE AND MEDICAID EHR INCENTIVE PAYMENTS

The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011for eligible hospitals and professionals that implement and achieve meaningful use of certified electronic health record (“EHR”) technology. For Medicare and Medicaid EHR incentive payments prior to December 31, 2011, the Company utilized a grant accounting model to recognize these revenues. Under this accounting policy, EHR incentive payments were recognized as revenues when attestation that the EHR meaningful use criteria for the required period of time was demonstrated and were recognized ratably over the relevant cost report period to determine the amount of reimbursement. Accordingly, the Company recognized approximately $11.9 million of EHR revenues during its fiscal year ended June 30, 2011, comprised of $6.1 million of Medicaid revenues and $5.8 million of Medicare revenues. During the quarter ended September 30, 2011, the Company recognized approximately $7.2 million of EHR revenues, comprised of $5.1 million of Medicaid revenues and $2.1 million of Medicare revenues.

During the quarter ended December 31, 2011, based upon the Company’s understanding of informal guidance provided by the United States Securities and Exchange Commission (the “SEC”), the Company reclassified the $7.2 million of revenues recognized during the quarter ended September 30, 2011 to other income, as separately stated in the costs and expenses section of the Company’s statement of operations. The Company recorded an additional $15.4 million of other income related to EHR incentive payments during the quarter ended December 31, 2011, $13.3 million of which related to Medicaid and $2.1 million of which related to Medicare. In addition to changing the classification for EHR incentive payments, the Company changed its recognition policy to a contingency based model for all payments received after December 31, 2011 based upon the Company’s understanding of the informal guidance provided by the SEC and certain other non-authoritative guidance. Under this new accounting policy, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied. For recognition of Medicaid EHR incentive payments, this model does not differ from the Company’s previous model because Medicaid payments for the states in which the Company operates are based upon historical cost reports with no subsequent payment adjustment. However, for Medicare EHR incentive payments, recognition will be deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known.

4. BUSINESS COMBINATIONS

Acquisition related expenses were $1.3 million and $0.4 million for three months ended December 31, 2010 and 2011, respectively, and $5.0 million and $12.6 million for the six months ended December 31, 2010 and 2011, respectively. Most of the acquisition related expenses during the six months ended December 31, 2011 relate to the acquisition of Valley Baptist Health System and are included in acquisition related expenses on the accompanying condensed consolidated statements of operations.

Acquisition of Valley Baptist

Effective September 1, 2011, the Company acquired a 51% controlling interest in Valley Baptist Medical Center, a 586-bed acute care hospital in Harlingen, Texas, and Valley Baptist Medical Center—Brownsville, a 280-bed acute care hospital in Brownsville, Texas, as well as the assets of certain other incidental healthcare businesses, partnerships, physician practices and medical office buildings operated as part of such hospital businesses (collectively “Valley Baptist”). The Valley Baptist partnership is consolidated by the Company. In connection with this acquisition, the Company entered into a management agreement with Valley Baptist, in which the Company is responsible for the management of Valley Baptist’s operations.

The Company paid approximately $200.5 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, the Company also assumed certain of the seller’s debt and issued a 49% interest in the partnership to the seller. The Company funded the cash investment with cash on hand.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Valley Baptist purchase price is subject to working capital and certain other customary post-closing adjustments once the closing balance sheets for the hospital businesses become available. The purchase price is required to be allocated to identifiable assets acquired, liabilities assumed and non-controlling interests based upon their estimated fair values as of September 1, 2011. The redeemable non-controlling interest resulted from an option the seller was granted as part of the acquisition to require the Company to redeem all or a portion of its 49% equity interest in the partnership on the third or fifth anniversary of the acquisition date at a stated redemption value. The value of such redeemable non-controlling interest has been determined based upon the discounted expected redemption value as of December 31, 2011. The Company will accrete the discounted expected redemption value up to the expected redemption value during the three years subsequent to acquisition until the third anniversary. If Valley Baptist exercises this option, the Company may purchase the non-controlling interest with cash or by issuing stock. If the option is exercised, it is the Company’s intent to settle the purchase in cash. If the option were to be settled in shares, approximately 5,755,000 shares of the Company’s common stock would be required to be issued based upon the closing price of the Company’s common stock on December 31, 2011. Any excess of the purchase price allocation over the fair values of the assets acquired, liabilities assumed and non-controlling interests is recorded as goodwill. The Company is in the process of finalizing the purchase price allocation for the assets acquired and liabilities assumed; therefore, the fair values set forth below (in millions) are subject to adjustment once the valuations are complete:

September 30,
Accounts receivable	$43.1
Inventories	7.2
Prepaid expenses and other current assets	16.6
Property and equipment	246.2
Goodwill	5.3
Other assets	14.1

Total assets acquired	332.5

Accounts payable	30.4
Other current liabilities	24.0
Other long term liabilities	14.3
Long term debt and capital leases	12.6
Redeemable non-controlling interest	51.2
Noncontrolling interests	(0.5)

Total liabilities and equity assumed	132.0

Net assets acquired	$200.5

DMC Acquisition

Effective January 1, 2011, the Company purchased substantially all of the assets of DMC, a Michigan non-profit corporation, and certain of its affiliates, which assets consist of eight acute care and specialty hospitals in the Detroit, Michigan metropolitan area and related healthcare facilities. The Company had substantially completed its fair value estimates of the individual assets acquired and liabilities assumed related to the acquisition as of June 30, 2011. However, the Company continued to assess the fair value of certain liabilities assumed in the acquisition during the six months ended December 31, 2011.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As a result of additional information that became available after June 30, 2011 relating to the fair value of these assumed liabilities given facts and circumstances that existed at the acquisition date, the Company revised its estimate of these assumed liabilities and the related income tax effect as of December 31, 2011. The Company recast its June 30, 2011 balance sheet to reflect these revised estimates. The table below summarizes the final recast DMC purchase price allocation resulting from these revised estimates. Any adjustments to purchase price estimates subsequent to December 31, 2011 will impact the condensed consolidated statement of operations in future periods.

	September 30,	September 30,
	As previously	As
	reported	recast
	(In millions)

Cash	$6.4	$6.4
Accounts receivable	115.1	115.1
Inventories	26.7	26.7
Prepaid expenses and other current assets	95.6	106.0
Property and equipment	524.6	524.6
Goodwill	84.3	101.7
Other intangible assets	10.7	10.7
Investments in securities	166.4	166.4
Other assets	85.2	85.2

Total assets acquired	1,115.0	1,142.8

Accounts payable	80.9	80.9
Other current liabilities	160.5	188.3
Pension benefit obligation	228.0	228.0
Other non-current liabilities	282.3	282.3

Total liabilities and equity assumed	751.7	779.5

Net assets acquired	$363.3	$363.3

Pro Forma Information

Revenues of approximately $140.3 million for the Valley Baptist acquisition (effective September 1, 2011) are included in the Company’s condensed consolidated statement of operations for the six months ended December 31, 2011. The following table provides certain pro forma financial information for the Company as if the Valley Baptist, DMC and Resurrection acquisitions occurred at the beginning of fiscal year 2011 (in millions).

	September 30,	September 30,
	Six months ended December 31,
	2010	2011

Total revenues	$2,924.1	$2,969.7

Income (loss) from continuing operations, before income taxes	$15.5	$(17.8)

5. FAIR VALUE MEASUREMENTS

The Company’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following tables present information about the assets that are measured at fair value on a recurring basis as of December 31, 2011 (in millions). The following tables also indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30,	September 30,	September 30,	September 30,
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)

United States short-term treasury bills	$21.0	$0.1	$20.9	$—
Corporate bonds	11.5	—	11.5	—
Common stock—domestic	9.3	0.1	9.2	—
Common stock—international	7.8	7.6	0.2	—
Preferred stock—international	0.2	0.2	—	—

Investments in securities	$49.8	$8.0	$41.8	$—

The following table provides a reconciliation of the beginning and ending balances for the six months ended December 31, 2011 for those fair value measurements using significant Level 3 unobservable inputs (in millions).

	September 30,	September 30,	September 30,	September 30,	September 30,
Increase in
	Balance at		Realized loss	fair value,	Balance at
	June 30, 2011	Redemptions	on redemptions	pre tax	December 31, 2011

Auction rate securities	$8.8	$(10.0)	$—	$1.2	$—

Investments in securities

As of December 31, 2011, the Company held $49.8 million in total available-for-sale investments in debt and equity securities, which are included in investments in securities on the condensed consolidated balance sheets. The investment securities are held within one of the Company’s wholly-owned captive insurance subsidiaries for the purpose of providing the funding source to pay professional liability claims.

Investments in corporate bonds, valued at approximately $11.5 million at December 31, 2011, consist of corporate bonds and other fixed income investments with average maturities of approximately 10 years.

The Company calculates realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $51.1 million as of December 31, 2011. The investments in securities are classified as “available-for-sale” and are recorded at fair value. The Company adjusts the book value of these investments to fair value on a quarterly basis.

The following table provides a reconciliation of the beginning and ending balance for investment securities, exclusive of the auction rate securities, for the six months ended December 31, 2011 (in millions).

			Realized gain	Decrease in
Fair value at	Proceeds from	Purchases of	on sales,	fair value,	Fair value at
June 30, 2011	sales	securities	pre-tax	pre-tax	December 31, 2011

$54.5	$(32.3)	$30.4	$0.2	$(3.0)	$49.8

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company determines whether an other-than-temporary decline in market value has occurred by considering the duration that, and extent to which, the fair value of the investment is below its amortized cost, the financial condition and near-term prospects of the issuer or underlying collateral of a security; and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity and debt securities that the Company intends to sell or would be more-likely-than-not be required to sell before the expected recovery of the amortized cost basis are charged to other (income) or expense in the period in which the loss occurs. The gross unrealized loss for the investments in securities was approximately $1.3 million ($0.8 million, net of taxes) at December 31, 2011.

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

Long-Term Debt

The fair values of the 8.0% Senior Unsecured Notes, the 2010 term loan facility, the 7.750% Senior Notes and the 10.375% Senior Discount Notes as of December 31, 2011 were approximately $1,169.1 million, $789.9 million, $343.9 million and $14.5 million, respectively, based upon stated market prices (Level 1) for the notes and quoted market prices (Level 2) for the term loan facility.

6. STOCK BASED COMPENSATION

The Company issues stock-based awards, including stock options and other stock-based awards (restricted stock units and performance-based awards) in accordance with the Company’s various Board-approved compensation plans.

In June 2011, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), which effectively replaced the 2004 Stock Incentive Plan, from which stock-based awards were granted prior to the initial public offering. The 2011 Plan allows for the issuance of 14,000,000 shares of common stock, all of which may be granted as incentive stock awards. During the three months ended December 31, 2011, the Company granted 54,058 time-based restricted stock units. As of December 31, 2011, 5,559,811 options and 540,173 restricted stock units were outstanding under the 2004 Stock Incentive Plan and 1,392,899 options, 1,245,430 restricted stock units and 1,530,139 shares of restricted stock were outstanding under the 2011 Plan. The options issued to date during fiscal year 2012 vest and become exercisable ratably over three years, while the time-based and performance-based restricted stock units vest ratably over four years.

As of December 31, 2011, included in the outstanding 1,245,430 restricted stock units under the 2011 Plan were 501,683 performance-based restricted stock units. The actual number of performance units earned may be increased or decreased based upon the Company’s fiscal 2012 financial performance. The Company is recognizing estimated expense for the performance units based upon achieving 100% of the Company’s financial performance metrics for fiscal 2012.

The Company recognized stock compensation expense related to outstanding equity awards of $1.7 million and $3.9 million for three months ended December 31, 2010 and 2011, respectively, and $2.9 million and $4.6 million for six months ended December 31, 2010 and 2011, respectively. Compensation cost related to stock-based awards will be adjusted for future changes in estimated forfeitures and actual results of performance measures.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7. GOODWILL AND INTANGIBLE ASSETS

The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2011 (in millions).

	September 30,	September 30,	September 30,	September 30,
	Gross Carrying Amount		Accumulated Amortization
Class of Intangible Asset	June 30, 2011	December 31, 2011	June 30, 2011	December 31, 2011
Amortized intangible assets:
Deferred loan costs	$65.0	$52.9	$8.2	$10.6
Contracts	31.4	31.4	21.2	22.7
Physician income and other guarantees	35.4	40.4	29.8	32.4
Other	8.9	9.1	3.5	4.1

Subtotal	140.7	133.8	62.7	69.8
Indefinite-lived intangible assets:
License and accreditation	16.0	20.3	—	—

Total	$156.7	$154.1	$62.7	$69.8

Amortization expense for contract-based intangibles and other intangible assets was approximately $0.9 million and $1.0 million for the three months ended December 31, 2010 and 2011, respectively, and $2.0 million and $2.1 million for the six months ended December 31, 2010 and 2011, respectively.

Amortization of deferred loan costs of approximately $1.3 million and $1.6 million during the three months ended December 31, 2010 and 2011, respectively, and $2.5 million and $3.2 million during the six months ended December 31, 2010 and 2011, respectively, is included in net interest. Amortization of physician income and other guarantees of approximately $1.4 million and $1.4 million during the three months ended December 31, 2010 and 2011, respectively, and $2.5 million and $2.6 million for the six months ended December 31, 2010 and 2011, respectively, is included in other operating expenses.

During the six months ended December 31, 2011, goodwill increased by approximately $11.3 million, with approximately $6.0 million and $5.3 million of this increase related to the acute care services segment acquisitions and the health plan services segment acquisitions, respectively.

8. FINANCING ARRANGEMENTS

A summary of the Company’s long-term debt as of June 30, 2011 and December 31, 2011 follows (in millions).

	September 30,	September 30,
	June 30, 2011	December 31, 2011
10.375% Senior Discount Notes due 2016	$465.0	$15.2
8.0% Senior Unsecured Notes due 2018	1,156.3	1,157.7
7.750% Senior Notes due 2019	350.0	350.0
Term loans payable under credit facility due 2016	806.9	802.9
Capital leases and other long-term debt	9.4	18.6

	2,787.6	2,344.4
Less: current maturities	(461.8)	(12.4)

	$2,325.8	$2,332.0

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Redemption of 10.375% Senior Discount Notes

On January 26, 2011, the Company issued, in a private placement, senior discount notes due 2016 (the “Senior Discount Notes”) with a stated principal amount at maturity of approximately $747.2 million. The sale of the Senior Discount Notes generated approximately $444.7 million of gross proceeds. The Senior Discount Notes are not guaranteed by any of the Company’s subsidiaries.

During the three months ended September 30, 2011, the Company used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the offering underwriters in July 2011 to redeem approximately $450.0 million accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums thereof. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed and resulted in the recognition of debt extinguishment costs of approximately $38.9 million, $25.3 million net of taxes or $0.34 per share, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. The remaining outstanding Senior Discount Notes are not callable until February 1, 2013.

Credit Facility Debt

The Company’s senior secured credit facilities (the “2010 credit facilities”) include a six-year term loan facility (“2010 term loan facility”) in the amount of $815.0 million and a five-year $260.0 million revolving credit facility (the “2010 revolving facility”). The Company’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $225.6 million as of December 31, 2011.

The 2010 term loan facility bears interest at a rate equal to, at the Company’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or a base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of December 31, 2011. The Company also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until the maturity of the term debt.

Any future borrowings under the 2010 revolving facility will bear interest at a rate equal to, at the Company’s option, LIBOR plus 3.50% per annum or a base rate plus 2.50% per annum, both of which are subject to a decrease of up to 0.25% dependent upon the Company’s consolidated leverage ratio. The Company may utilize the 2010 revolving facility to issue up to $100.0 million of letters of credit ($34.4 million of which were outstanding at December 31, 2011). The Company also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder at a rate equal to 0.50% per annum. The Company also pays customary letter of credit fees under this facility.

9. DMC PENSION PLAN

The components of periodic pension plan expense (credit) for the Company’s defined benefit pension plan for the six months ended December 31, 2011 are as follows (in millions):

	September 30,	September 30,
Interest cost on projected benefit obligation		$26.0
Expected return on assets		(28.6)

Total net pension plan credit		$(2.6)

The accompanying condensed consolidated balance sheets as of June 30, 2011 and December 31, 2011 include a long-term liability for the DMC pension plan (the “DMC Pension Plan”) of approximately $188.0 million and $169.9 million, respectively. The Company recognizes changes in the funded status of the DMC Pension Plan as an increase or decrease in equity through accumulated other comprehensive income. The cumulative increase in equity recognized by the Company as of June 30, 2011 and December 31, 2011 was $31.8 million ($19.7 million, net of tax) in the accompanying condensed consolidated balance sheets.

The Company made cash contributions of $15.4 million related to the DMC Pension Plan during the six months ended December 31, 2011.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10. COMPREHENSIVE INCOME

Comprehensive income consists of two components: net income (loss) attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity, but are excluded from net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income, net of taxes, for the three and six months ended December 31, 2010 and 2011 (in millions).

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Six months ended December 31,
	2010	2011	2010	2011
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(5.0)	$12.1	$(3.8)	$(7.1)
Change in fair value of investments in securities	3.0	1.4	3.0	(1.8)
Change in income tax expense	(1.1)	(0.5)	(1.1)	0.9
Net income (loss) attributable to non-controlling interests	0.8	0.8	1.8	(1.5)

Comprehensive income (loss)	$(2.3)	$13.8	$(0.1)	$(9.5)

The components of accumulated other comprehensive income, net of taxes, as of June 30, 2011 and December 31, 2011 are as follows (in millions):

	September 30,	September 30,
	June 30, 2011	December 31, 2011
Unrealized holding gain (loss) on investments in securities	$0.5	$(1.3)
Defined benefit pension plan	31.8	31.8
Post-employment defined benefit plan	0.9	0.9
Income tax expense	(12.6)	(11.7)

Accumulated other comprehensive income	$20.6	$19.7

11. EARNINGS PER SHARE

The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of restricted common shares and the dilutive effect of outstanding stock options, warrants for equity incentive units and restricted stock units, computed using the treasury stock method.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and six months ended December 31, 2010 and 2011 (dollars in millions, except per share and share amounts):

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Six months ended December 31,
	2010	2011	2010	2011
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(2.7)	$12.4	$(1.6)	$(6.7)
Loss from discontinued operations	(2.3)	(0.3)	(2.2)	(0.4)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(5.0)	$12.1	$(3.8)	$(7.1)

Denominator:
Weighted average common shares outstanding	44,635	75,325	44,635	75,090
Effect of dilutive securities	—	3,407	—	—

Shares used for diluted earnings per share	44,635	78,732	44,635	75,090

Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations	$(0.06)	$0.17	$(0.04)	$(0.10)
Basic loss from discontinued operations	(0.05)	(0.01)	(0.05)	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.11)	$0.16	$(0.09)	$(0.10)

Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations	$(0.06)	$0.16	$(0.04)	$(0.10)
Diluted loss from discontinued operations	(0.05)	(0.01)	(0.05)	—

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.11)	$0.15	$(0.09)	$(0.10)

For the six months ended December 31, 2011, diluted weighted average outstanding shares would have been 78,803,000 if the Company had income from continuing operations during such period. The Company excluded 4,471,000 and 3,622,000 potentially dilutive stock options and other stock-based awards from the calculation of diluted weighted average shares outstanding during the three and six months ended December 31, 2011, respectively, because their inclusion would be anti-dilutive.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

12. INCOME TAXES

Significant components of the provision for income taxes from continuing operations are as follows (in millions):

	September 30,	September 30,
	Six months ended December 31,
	2010	2011
Current:
Federal	$0.8	$0.5
State	0.8	1.5

Total current	1.6	2.0

Deferred:
Federal	1.6	(8.4)
State	(0.5)	0.9

Total deferred	1.1	(7.5)
Change in valuation allowance	4.6	0.9

Total income tax (benefit) expense	$7.3	$(4.6)

As of December 31, 2011, the Company had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $90.0 million and $679.0 million, respectively. The remaining federal and state NOL carryforwards expire from 2020 to 2032 and 2012 to 2032, respectively.

The tax benefit for the six months ended December 31, 2011 includes a $4.5 million reduction in the Company’s reserve for an uncertain tax position relating to success-based transaction costs incurred in its recapitalization during the fiscal year ended June 30, 2005. The Internal Revenue Service (“IRS”) issued an audit directive on July 28, 2011 instructing its examining agents not to challenge success-based transaction costs that meet certain safe harbor conditions stipulated in the directive. Management has determined that the success-based transaction costs incurred during the Company’s fiscal year ended June 30, 2005 are within the scope and parameters of the IRS audit directive safe harbor and therefore has reversed the tax reserves related to these transaction costs during the six months ended December 31, 2011.

The Company’s U.S. federal income tax returns for tax years 2006 and subsequent years remain subject to examination by the IRS.

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 would eliminate the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 would require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. As of December 31, 2011, the Company recognized comprehensive income related to changes in the fair value of investments in securities and certain defined benefit plans (see Note 10). In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income” (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-12 (“ASU 2011-12”). The ASU 2011-12 deferral was issued due to certain stakeholder concerns surrounding the implementation and requirements of ASU No. 2011-05.

In August 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2011-08 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

14. SEGMENT INFORMATION

The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban markets). Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Plan, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago, Illinois area, Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona, Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona, and Valley Baptist Insurance Company (“VBIC”), which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas. The following tables provide unaudited condensed financial information by operating segment for the three and six months ended December 31, 2010 and 2011, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$697.6	$—	$—	$697.6
Premium revenues	—	211.8	—	211.8
Intersegment revenues	11.0	—	(11.0)	—

Total revenues	708.6	211.8	(11.0)	909.4

Salaries and benefits (excludes stock compensation)	365.5	8.3	—	373.8
Health plan claims expense (1)	—	164.8	—	164.8
Supplies	133.4	0.1	—	133.5
Other operating expenses-external	140.7	10.2	—	150.9
Operating expenses-intersegment	—	11.0	(11.0)	—

Segment EBITDA (2)	69.0	17.4	—	86.4
Less:
Interest, net	36.0	(0.9)	—	35.1
Depreciation and amortization	37.5	1.1	—	38.6
Equity method income	(0.3)	—	—	(0.3)
Stock compensation	1.7	—	—	1.7
Loss on disposal of assets	0.1	—	—	0.1
Realized loss on investments	0.1	—	—	0.1
Monitoring fees and expenses	1.1	—	—	1.1
Acquisition related expenses	1.3	—	—	1.3
Impairment and restructuring charges	0.9	—	—	0.9

Income (loss) from continuing operations before income taxes	$(9.4)	$17.2	$—	$7.8

Capital expenditures	$34.7	$0.1	$—	$34.8

(1)	The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31, 2011
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,279.4	$—	$—	$1,279.4
Premium revenues	—	188.8	—	188.8
Intersegment revenues	10.5	—	(10.5)	—

Total revenues	1,289.9	188.8	(10.5)	1,468.2

Salaries and benefits (excludes stock compensation)	689.2	9.3	—	698.5
Health plan claims expense (1)	—	147.3	—	147.3
Supplies	227.9	—	—	227.9
Other operating expenses-external	271.2	12.2	—	283.4
Operating expenses-intersegment	—	10.5	(10.5)	—
Medicare and Medicaid EHR incentive payments	(22.6)	—	—	(22.6)

Segment EBITDA (2)	124.2	9.5	—	133.7
Less:
Interest, net	43.8	(0.6)	—	43.2
Depreciation and amortization	64.6	1.2	—	65.8
Equity method income	(0.6)	—	—	(0.6)
Stock compensation	3.9	—	—	3.9
Loss on disposal of assets	0.4	—	—	0.4
Acquisition related expenses	0.4	—	—	0.4
Pension credits	(1.6)	—	—	(1.6)

Income from continuing operations before income taxes	$13.3	$8.9	$—	$22.2

Capital expenditures	$73.2	$0.6	$—	$73.8

(1)	The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30,	September 30,	September 30,	September 30,
	Six months ended December 31, 2010
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,339.1	$—	$—	$1,339.1
Premium revenues	—	432.4	—	432.4
Intersegment revenues	21.8	—	(21.8)	—

Total revenues	1,360.9	432.4	(21.8)	1,771.5

Salaries and benefits (excludes stock compensation)	710.9	16.5	—	727.4
Health plan claims expense (1)	—	338.9	—	338.9
Supplies	254.4	0.1	—	254.5
Other operating expenses-external	265.9	20.7	—	286.6
Operating expenses-intersegment	—	21.8	(21.8)	—

Segment EBITDA (2)	129.7	34.4	—	164.1
Less:
Interest, net	71.1	(1.2)	—	69.9
Depreciation and amortization	73.6	2.2	—	75.8
Equity method income	(0.6)	—	—	(0.6)
Stock compensation	2.9	—	—	2.9
Loss on disposal of assets	0.1	—	—	0.1
Realized loss on investments	0.1	—	—	0.1
Monitoring fees and expenses	2.5	—	—	2.5
Acquisition related expenses	5.0	—	—	5.0
Impairment and restructuring charges	0.9	—	—	0.9

Income (loss) from continuing operations before income taxes	$(25.9)	$33.4	$—	$7.5

Segment assets	$2,816.6	$158.7	$—	$2,975.3

Capital expenditures	$79.3	$0.1	$—	$79.4

(1)	The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30,	September 30,	September 30,	September 30,
	Six months ended December 31, 2011
	Acute Care	Health
	Services	Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$2,511.9	$—	$—	$2,511.9
Premium revenues	—	399.8	—	399.8
Intersegment revenues	19.1	—	(19.1)	—

Total revenues	2,531.0	399.8	(19.1)	2,911.7

Salaries and benefits (excludes stock compensation)	1,344.5	18.3	—	1,362.8
Health plan claims expense (1)	—	312.0	—	312.0
Supplies	441.4	0.1	—	441.5
Other operating expenses-external	538.6	22.9	—	561.5
Operating expenses-intersegment	—	19.1	(19.1)	—
Medicare and Medicaid EHR incentive payments	(22.6)	—	—	(22.6)

Segment EBITDA (2)	229.1	27.4	—	256.5
Less:
Interest, net	89.9	(0.9)	—	89.0
Depreciation and amortization	126.1	2.3	—	128.4
Equity method income	(0.7)	—	—	(0.7)
Stock compensation	4.6	—	—	4.6
Gain on disposal of assets	(0.8)	—	—	(0.8)
Acquisition related expenses	12.6	—	—	12.6
Debt extinguishment costs	38.9	—	—	38.9
Impairment and restructuring charges	(0.1)	—	—	(0.1)
Pension credits	(2.6)	—	—	(2.6)

Income (loss) from continuing operations before income taxes	$(38.8)	$26.0	$—	$(12.8)

Segment assets	$4,042.1	$233.5	$—	$4,275.6

Capital expenditures	$136.6	$0.6	$—	$137.2

(1)	The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)	Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information about the financial performance of the Company’s segments to investors, lenders, financial analysts and rating agencies. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15. CONTINGENCIES AND HEALTHCARE REGULATION

Contingencies

The Company is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position or results of operations, except for the implantable cardioverter defibrillator matter as discussed below under “Governmental Regulation.”

Capital Expenditure Commitments

As part of its acquisition of DMC, the Company committed to spend a total of $850.0 million over a five-year period, $500.0 million of which related to a specific list of expansion projects. As of December 31, 2011, the Company had spent approximately $83.2 million related to this commitment, including approximately $38.0 million related to the specific project list. Under the terms of the DMC acquisition agreement, the Company was required to spend at least $80.0 million related to the specific list of expansion projects as of December 31, 2011. Since this commitment was not met, the Company will be required in February 2012 to deposit approximately $42.0 million of cash into an escrow fund restricted for the purpose of funding capital expenditures related to the specific project list. The cash escrow funds will be utilized to fund DMC capital expenditures on the specific project list incurred subsequent to January 1, 2012. As of December 31, 2011, the Company estimated its remaining commitments, excluding DMC, to complete all capital projects in process to be approximately $9.9 million until the escrow is depleted.

Professional and General Liability Insurance

Given the nature of its operating environment, the Company is subject to professional and general liability claims and related lawsuits in the ordinary course of business. The Company maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention is maintained through the Company’s captive insurance subsidiaries and/or other of its subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010.

During the three and six months ended December 31, 2011, the Company reduced its professional and general liability reserves by $5.8 million ($3.6 million, or $0.05 per diluted share, net of taxes) and $7.0 million ($4.3 million, or $0.06 per share, net of taxes), respectively, for changes in claims development related to prior years. Adjustments to the professional and general liability reserves during the prior year periods were not significant.

Patient Service Revenues

Settlements under reimbursement agreements with third party payers are initially estimated during the period the related services are provided, with final estimates made at the time the applicable payer cost reports are filed. Final settlements are typically not known until future periods. There is at least a reasonable possibility that recorded estimates will change by a material amount when final settlements are known. Differences between estimates made at the cost report filing date and subsequent revisions (including final settlements) are included in the condensed consolidated statements of operations in the period in which the revisions are made. Management believes that adequate provision has been made for adjustments that may result from final determination of amounts earned under the Medicare and Medicaid programs and other managed care plans with settlement provisions. Net adjustments for final third party settlements positively impacted the Company’s income (loss) from continuing operations before income taxes by $4.7 million ($2.9 million, or $0.06 per share, net of taxes) and $4.5 million ($2.7 million, or $0.03 per diluted share, net of taxes) for the three months ended December 31, 2010 and 2011, respectively, and by $5.4 million ($3.3 million, or $0.07 per share, net of taxes) and $4.9 million ($3.0 million, or $0.04 per share, net of taxes) for the six months ended December 31, 2010 and 2011, respectively. The Company recorded $22.2 million and $61.3 million of charity care deductions during the three months ended December 31, 2010 and 2011, respectively, and $42.8 million and $111.7 million of charity care deductions during the six months ended December 31, 2010 and 2011, respectively. See Note 2 for additional disclosures related to the Company’s adoption of ASU 2010-23, for measuring and disclosing the costs of providing charity care.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Governmental Regulation

In September 2010, the Company received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the Department of Justice (“DOJ”) Civil Division. This letter stated that the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantable cardioverter defibrillators (“ICDs”) that were not medically indicated or otherwise violated Medicare payment policy. The letter also noted that the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the date of the letter, and that the DOJ’s preliminary but continuing review indicates that many of the Company’s hospitals may have submitted claims for ICDs and related services that were excluded from coverage. Upon receipt of this letter, the Company immediately took steps to preserve all records and information pertaining or related to ICDs. DMC received a similar letter from the DOJ in respect of ICDs in December 2010. The Company and DMC are working cooperatively with the DOJ to identify potential Medicare claims that should not have been billed for these excluded services. The Company intends to continue to cooperate with the DOJ with respect to both the claims of its existing hospitals and those of DMC, which the Company acquired effective January 1, 2011. To date, the DOJ has not asserted any specific claim of damages against any of the Company’s hospitals or any of the DMC hospitals. Because this investigation is in its early stages, the Company is unable to predict its timing or outcome at this time. However, the Company understands that this investigation is being conducted under the False Claims Act (“FCA”), which could expose the Company to the FCA’s treble damages provision should the DOJ’s initial analysis of the Company’s ICD claims be substantiated. Such damages could materially adversely impact the Company’s financial position, results of operations and cash flows. The Company is not aware of any material regulatory proceeding or investigation underway or threatened involving allegations of potential wrongdoing, except for this ICD matter.

Reimbursement

Laws and regulations governing Medicare, Medicaid and the other federal healthcare programs are complex and subject to interpretation. The Company’s management believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing related to Medicare and Medicaid programs, except for the ICD matter discussed above. Moreover, the Company’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with such laws and regulations could result in significant regulatory action, including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.

Acquisitions

The Company has acquired, and expects to continue to acquire, businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following the completion of its acquisitions, there can be no assurance that it will not become liable for past activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification or, if covered, that such indemnification will be adequate to cover potential losses and fines.

Guarantee

As part of its contract with the Arizona Health Care Cost Containment System, one of the Company’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon its membership and capitation premiums received. As of December 31, 2011, the Company maintained this performance guarantee in the form of $55.0 million of surety bonds with independent third party insurers.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the Company’s 8.0% Senior Unsecured Notes due 2018 and its 7.750% Senior Notes due 2019. Certain of the Company’s other consolidated wholly-owned and non-wholly-owned entities do not guarantee these Senior Notes or the Company’s remaining Senior Discount Notes in conformity with the provisions of the indentures governing those notes and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The accompanying condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Company as of June 30, 2011 and December 31, 2011 and for the three and six months ended December 31, 2010 and 2011 follows.

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Balance Sheets

June 30, 2011 (Recast)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$644.1	$292.5	$—	$936.6
Restricted cash	—	—	—	0.7	1.6	—	2.3
Accounts receivable, net	—	—	—	448.1	36.3	—	484.4
Inventories	—	—	—	83.6	0.3	—	83.9
Prepaid expenses and other current assets	—	—	—	241.3	9.5	—	250.8

Total current assets	—	—	—	1,417.8	340.2	—	1,758.0
Property, plant and equipment, net	—	—	—	1,773.4	57.1	—	1,830.5
Goodwill	—	—	—	673.5	83.6	—	757.1
Intangible assets, net	—	37.4	19.4	25.3	11.9	—	94.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	63.3	—	—	63.3
Other assets	—	—	—	84.3	9.0	—	93.3

Total assets	$608.8	$37.4	$19.4	$4,037.6	$501.8	$(608.8)	$4,596.2

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$280.6	$33.7	$—	$314.3
Accrued expenses and other current liabilities	—	62.3	—	457.0	128.4	—	647.7
Current maturities of long-term debt	—	8.2	450.6	3.0	—	—	461.8

Total current liabilities	—	70.5	450.6	740.6	162.1	—	1,423.8
Other liabilities	—	—	—	565.5	38.0	—	603.5
Long-term debt, less current maturities	—	2,305.0	14.4	6.4	—	—	2,325.8
Intercompany	365.7	(1,488.8)	(412.7)	1,927.1	(9.4)	(381.9)	—
Total equity	243.1	(849.3)	(32.9)	798.0	311.1	(226.9)	243.1

Total liabilities and equity	$608.8	$37.4	$19.4	$4,037.6	$501.8	$(608.8)	$4,596.2

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Balance Sheets

December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$51.4	$127.3	$—	$178.7
Restricted cash	—	—	—	2.2	6.6	—	8.8
Accounts receivable, net	—	—	—	473.4	103.5	—	576.9
Inventories	—	—	—	89.2	3.7	—	92.9
Prepaid expenses and other current assets	—	—	—	304.2	37.2	(9.9)	331.5

Total current assets	—	—	—	920.4	278.3	(9.9)	1,188.8
Property, plant and equipment, net	—	—	—	1,753.8	296.2	—	2,050.0
Goodwill	—	—	—	679.4	89.0	—	768.4
Intangible assets, net	—	34.7	7.7	27.0	14.9	—	84.3
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	39.4	10.4	—	49.8
Other assets	—	—	—	124.3	10.0	—	134.3

Total assets	$608.8	$34.7	$7.7	$3,544.3	$698.8	$(618.7)	$4,275.6

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$291.7	$69.5	$—	$361.2
Accrued expenses and other current liabilities	—	61.1	—	368.6	156.5	—	586.2
Current maturities of long-term debt	—	8.2	—	2.2	2.0	—	12.4

Total current liabilities	—	69.3	—	662.5	228.0	—	959.8
Other liabilities	—	—	—	559.4	79.6	(9.9)	629.1
Long-term debt, less current maturities	—	2,302.4	15.2	4.7	9.7	—	2,332.0
Intercompany	305.9	(1,401.5)	29.2	1,488.1	(39.8)	(381.9)	—
Redeemable non-controlling interests	—	—	—	—	51.8	—	51.8
Total equity	302.9	(935.5)	(36.7)	829.6	369.5	(226.9)	302.9

Total liabilities and equity	$608.8	$34.7	$7.7	$3,544.3	$698.8	$(618.7)	$4,275.6

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Operations

For the three months ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$660.7	$44.6	$(7.7)	$697.6
Premium revenues	—	—	—	13.4	198.2	0.2	211.8

Total revenues	—	—	—	674.1	242.8	(7.5)	909.4

Salaries and benefits	1.7	—	—	348.1	25.7	—	375.5
Health plan claims expense	—	—	—	7.4	165.1	(7.7)	164.8
Supplies	—	—	—	125.5	8.0	—	133.5
Purchased services	—	—	—	55.5	7.0	—	62.5
Other operating expenses	—	—	—	64.8	11.7	0.2	76.7
Rents and leases	—	—	—	9.8	1.9	—	11.7
Depreciation and amortization	—	—	—	35.8	2.8	—	38.6
Interest, net	—	36.4	—	(2.3)	1.0	—	35.1
Impairment and restructuring charges	—	—	—	0.9	—	—	0.9
Management fees	—	—	—	(4.1)	4.1	—	—
Other	—	—	—	2.3	—	—	2.3

Total costs and expenses	1.7	36.4	—	643.7	227.3	(7.5)	901.6

Income (loss) from continuing operations before income taxes	(1.7)	(36.4)	—	30.4	15.5	—	7.8
Income tax benefit (expense)	(9.7)	—	—	—	(5.9)	5.9	(9.7)
Equity in earnings of subsidiaries	6.4	—	—	—	—	(6.4)	—

Income (loss) from continuing operations	(5.0)	(36.4)	—	30.4	9.6	(0.5)	(1.9)
Loss from discontinued operations, net of taxes	—	—	—	(0.5)	(1.8)	—	(2.3)

Net income (loss)	(5.0)	(36.4)	—	29.9	7.8	(0.5)	(4.2)
Less: Net income attributable to non-controlling interests	—	—	—	(0.8)	—	—	(0.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(5.0)	$(36.4)	$—	$29.1	$7.8	$(0.5)	$(5.0)

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Operations

For the three months ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues, net	$—	$—	$—	$1,132.2	$152.9	$(5.7)	$1,279.4
Premium revenues	—	—	—	25.3	167.3	(3.8)	188.8

Total revenues	—	—	—	1,157.5	320.2	(9.5)	1,468.2

Salaries and benefits	3.9	—	—	628.9	69.6	—	702.4
Health plan claims expense	—	—	—	5.8	147.2	(5.7)	147.3
Supplies	—	—	—	202.9	25.0	—	227.9
Rents and leases	—	—	—	15.2	3.5	—	18.7
Other operating expenses	—	—	—	224.9	43.6	(3.8)	264.7
Medicare and Medicaid EHR incentive payments	—	—	—	(22.6)	—	—	(22.6)
Depreciation and amortization	—	—	—	56.1	9.7	—	65.8
Interest, net	—	43.5	0.4	(4.8)	4.1	—	43.2
Management fees	—	—	—	(7.2)	7.2	—	—
Acquisition related expenses	—	—	—	0.2	0.2	—	0.4
Other	—	—	—	(1.4)	(0.4)	—	(1.8)

Total costs and expenses	3.9	43.5	0.4	1,098.0	309.7	(9.5)	1,446.0

Income (loss) from continuing operations before income taxes	(3.9)	(43.5)	(0.4)	59.5	10.5	—	22.2
Income tax benefit (expense)	(9.0)	—	—	—	4.3	(4.3)	(9.0)
Equity in earnings of subsidiaries	25.0	—	—	—	—	(25.0)	—

Income (loss) from continuing operations	12.1	(43.5)	(0.4)	59.5	6.2	(20.7)	13.2
Loss from discontinued operations, net of taxes	—	—	—	(0.3)	—	—	(0.3)

Net income (loss)	12.1	(43.5)	(0.4)	59.2	6.2	(20.7)	12.9
Less: Net loss attributable to non-controlling interests	—	—	—	—	(0.8)	—	(0.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$12.1	$(43.5)	$(0.4)	$59.2	$5.4	$(20.7)	$12.1

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Operations

For the six months ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues, net	$—	$—	$—	$1,263.5	$90.6	$(15.0)	$1,339.1
Premium revenues	—	—	—	28.2	404.9	(0.7)	432.4

Total revenues	—	—	—	1,291.7	495.5	(15.7)	1,771.5

Salaries and benefits	2.9	—	—	676.5	50.9	—	730.3
Health plan claims expense	—	—	—	15.3	338.6	(15.0)	338.9
Supplies	—	—	—	238.3	16.2	—	254.5
Purchased services	—	—	—	100.1	13.4	—	113.5
Other operating expenses	0.1	—	—	126.5	24.5	(0.7)	150.4
Rents and leases	—	—	—	19.0	3.7	—	22.7
Depreciation and amortization	—	—	—	70.1	5.7	—	75.8
Interest, net	—	72.6	—	(4.7)	2.0	—	69.9
Impairment and restructuring charges	—	—	—	0.9	—	—	0.9
Management fees	—	—	—	(8.2)	8.2	—	—
Other	—	—	—	7.1	—	—	7.1

Total costs and expenses	3.0	72.6	—	1,240.9	463.2	(15.7)	1,764.0

Income (loss) from continuing operations before income taxes	(3.0)	(72.6)	—	50.8	32.3	—	7.5
Income tax benefit (expense)	(7.3)	—	—	—	(11.4)	11.4	(7.3)
Equity in earnings of subsidiaries	6.5	—	—	—	—	(6.5)	—

Income (loss) from continuing operations	(3.8)	(72.6)	—	50.8	20.9	4.9	0.2
Loss from discontinued operations, net of taxes	—	—	—	(0.4)	(1.8)	—	(2.2)

Net income (loss)	(3.8)	(72.6)	—	50.4	19.1	4.9	(2.0)
Less: Net income attributable to non-controlling interests	—	—	—	(1.8)	—	—	(1.8)

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(3.8)	$(72.6)	$—	$48.6	$19.1	$4.9	$(3.8)

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Operations

For the six months ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Patient service revenues, net	$—	$—	$—	$2,296.1	$228.9	$(13.1)	$2,511.9
Premium revenues	—	—	—	39.9	367.5	(7.6)	399.8

Total revenues	—	—	—	2,336.0	596.4	(20.7)	2,911.7

Salaries and benefits	4.6	—	—	1,253.1	109.7	—	1,367.4
Health plan claims expense	—	—	—	16.3	308.8	(13.1)	312.0
Supplies	—	—	—	403.7	37.8	—	441.5
Rents and leases	—	—	—	31.2	5.5	—	36.7
Other operating expenses	0.1	—	—	459.0	73.3	(7.6)	524.8
Medicare and Medicaid EHR incentive payments	—	—	—	(22.6)	—	—	(22.6)
Depreciation and amortization	—	—	—	113.3	15.1	—	128.4
Interest, net	—	86.3	3.8	(7.6)	6.5	—	89.0
Management fees	—	—	—	(13.4)	13.4	—	—
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Acquisition related expenses	—	—	—	8.0	4.6	—	12.6
Other	—	—	—	(3.9)	(0.3)	—	(4.2)

Total costs and expenses	4.7	86.3	42.7	2,237.1	574.4	(20.7)	2,924.5

Income (loss) from continuing operations before income taxes	(4.7)	(86.3)	(42.7)	98.9	22.0	—	(12.8)
Income tax benefit (expense)	4.6	—	—	—	9.7	(9.7)	4.6
Equity in earnings of subsidiaries	(7.0)	—	—	—	—	7.0	—

Income (loss) from continuing operations	(7.1)	(86.3)	(42.7)	98.9	12.3	16.7	(8.2)
Loss from discontinued operations, net of taxes	—	—	—	(0.4)	—	—	(0.4)

Net income (loss)	(7.1)	(86.3)	(42.7)	98.5	12.3	16.7	(8.6)
Less: Net income attributable to non-controlling interests	—	—	—	—	1.5	—	1.5

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(7.1)	$(86.3)	$(42.7)	$98.5	$13.8	$16.7	$(7.1)

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Cash Flows

For the six months ended December 31, 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Issuers of	Issuers of
		Senior	Senior		Combined
		Notes and	Discount	Guarantor	Non-		Total
	Parent	Term Debt	Notes	Subsidiaries	Guarantors	Eliminations	Consolidated
	(In millions)

Operating activities:
Net income (loss)	$(3.8)	$(72.6)	$—	$50.4	$19.1	$4.9	$(2.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.4	1.8	—	2.2
Depreciation and amortization	—	—	—	70.1	5.7	—	75.8
Deferred income taxes	5.7	—	—	—	—	—	5.7
Amortization of loan costs	—	2.5	—	—	—	—	2.5
Accretion of principal on senior discount notes	—	1.4	—	—	—	—	1.4
Loss on disposal of assets	—	—	—	0.1	—	—	0.1
Stock compensation	2.9	—	—	—	—	—	2.9
Impairment and restructuring charges	—	—	—	0.9	—	—	0.9
Acquisition related expenses	—	—	—	5.0	—	—	5.0
Realized loss on investments	—	—	—	—	0.1	—	0.1
Changes in operating assets and liabilities, net of effects of acquisitions	(5.7)	(0.9)	—	1.2	53.6	(13.5)	34.7

Net cash provided by (used in) operating activities - continuing operations	(0.9)	(69.6)	—	128.1	80.3	(8.6)	129.3
Net cash used in operating activities - discontinued operations	—	—	—	(0.4)	(1.8)	—	(2.2)

Net cash provided by (used in) operating activities	(0.9)	(69.6)	—	127.7	78.5	(8.6)	127.1

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Cash Flows

For the six months ended December 31, 2010

(Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)

Investing activities:
Acquisitions and related expenses	$—	$—	$—	$(457.9)	$—	$—	$(457.9)
Capital expenditures	—	—	—	(77.2)	(2.2)	—	(79.4)
Proceeds from asset dispositions	—	—	—	0.1	—	—	0.1
Sales of auction rate securities	—	—	—	—	7.0	—	7.0
Other	—	—	—	(1.1)	—	—	(1.1)

Net cash provided by (used in) investing activities	—	—	—	(536.1)	4.8	—	(531.3)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(4.1)	—	—	—	—	(4.1)
Proceeds from debt borrowings	—	216.6	—	—	—	—	216.6
Payments of refinancing costs and fees	—	(5.6)	—	—	—	—	(5.6)
Distributions paid to non-controlling interests and other	—	—	—	—	(4.8)	2.8	(2.0)
Cash provided by (used in) intercompany activity	0.9	(137.3)	—	229.6	(99.0)	5.8	—

Net cash provided by (used in) financing activities	0.9	69.6	—	229.6	(103.8)	8.6	204.9

Net decrease in cash and cash equivalents	—	—	—	(178.8)	(20.5)	—	(199.3)
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6

Cash and cash equivalents, end of period	$—	$—	$—	$19.8	$38.5	$—	$58.3

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Cash Flows

For the six months ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(7.1)	$(86.3)	$(42.7)	$98.5	$12.3	$16.7	$(8.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.4	—	—	0.4
Depreciation and amortization	—	—	—	113.3	15.1	—	128.4
Deferred income taxes	(6.2)	—	—	—	—	—	(6.2)
Amortization of loan costs	—	3.2	—	—	—	—	3.2
Accretion of principal on notes	—	1.4	3.8	—	—	—	5.2
Stock compensation	4.6	—	—	—	—	—	4.6
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Acquisition related expenses	—	—	—	8.0	4.6	—	12.6
Other	—	—	—	(1.1)	—	—	(1.1)
Changes in operating assets and liabilities, net of effects of acquisitions	8.7	10.6	—	(167.7)	(15.4)	(7.0)	(170.8)

Net cash provided by (used in) operating activities - continuing operations	—	(71.1)	—	51.4	16.6	9.7	6.6
Net cash used in operating activities - discontinued operations	—	—	—	(0.4)	—	—	(0.4)

Net cash provided by (used in) operating activities	—	(71.1)	—	51.0	16.6	9.7	6.2

VANGUARD HEALTH SYSTEMS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.

Condensed Consolidating Statements of Cash Flows

For the six months ended December 31, 2011

(Continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)

Investing activities:
Acquisitions and related expenses	$—	$—	$—	$(209.9)	$1.1	$—	$(208.8)
Capital expenditures	—	—	—	(132.0)	(5.2)	—	(137.2)
Net proceeds from sale of investments in securities	—	—	—	1.9	10.0	—	11.9
Other	—	—	—	2.3	(3.0)	—	(0.7)

Net cash used in investing activities	—	—	—	(337.7)	2.9	—	(334.8)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(8.2)	(445.8)	(6.6)	(0.1)	—	(460.7)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payments of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Distributions paid to non-controlling interests and other, net	(0.4)	—	—	—	(3.0)	1.8	(1.6)
Cash provided by (used in) intercompany activity	(60.2)	79.3	473.4	(299.4)	(181.6)	(11.5)	—

Net cash provided by (used in) financing activities	—	71.1	—	(306.0)	(184.7)	(9.7)	(429.3)

Net decrease in cash and cash equivalents	—	—	—	(592.7)	(165.2)	—	(757.9)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6

Cash and cash equivalents, end of period	$—	$—	$—	$51.4	$127.3	$—	$178.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. This section should be read in conjunction with the accompanying Condensed Consolidated Financial Statements.

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

These factors, risks and uncertainties include, but are not limited to, the following:

•	Our high degree of leverage and interest rate risk;

•	Our ability to incur substantially more debt;

•	Operating and financial restrictions in our debt agreements;

•	Our ability to generate cash necessary to service our debt;

•	Weakened economic conditions and volatile capital markets;

•	Potential liability related to disclosures of relationships between physicians and our hospitals;

•	Post-payment claims reviews by governmental agencies could result in additional costs to us;

•	Our ability to grow our business and successfully implement our business strategies;

•	Our ability to successfully integrate The Detroit Medical Center, Valley Baptist Health System, and hospitals acquired in the future or to recognize expected synergies from such acquisitions;

•	Potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities;

•	Conflicts of interest that may arise as a result of our control by a small number of stockholders;

•	The highly competitive nature of the healthcare industry;

•

Governmental regulation of the healthcare industry, including Medicare and Medicaid reimbursement levels in general and with respect to the impact of the Budget Control Act of 2011 and other future deficit reduction plans;

•

A reduction or elimination of supplemental Medicare and Medicaid payments, including disproportionate share payments, indirect medical education/graduate medical education payments and other similar payments, would adversely impact our liquidity, results of operations and financial condition;

•	Pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers;

•	Our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses;

•	The currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010 or other potential additional federal or state healthcare reforms;

•	Potential adverse impact of known and unknown governmental investigations and audits;

•	Our failure to adequately enhance our facilities with technologically advanced equipment could adversely affect our revenues and market position;

•	The availability of capital to fund our corporate growth strategy and improvement to our existing facilities;

•	Potential lawsuits or other claims asserted against us;

•	Our ability to maintain or increase patient membership and control costs of our managed healthcare plans;

•

Failure of the Arizona Health Care Cost Containment System (“AHCCCS”) to renew its contract with, or award future contracts to, Phoenix Health Plan would materially affect our business, profitability, financial condition and results of operations;

•

Phoenix Health Plan’s ability to comply with the terms of its contract with AHCCCS, as noncompliance could subject it to fines, penalties or termination of its contract, which would materially affect our business, profitability, financial condition and results of operations;

•	Our inability to manage health plan claims expense within our health plans could reduce our profitability and adversely impact our liquidity and financial position;

•	Reductions in the enrollment of our health plans could have an adverse effect on our business and profitability;

•	Changes in general economic conditions nationally and regionally in our markets;

•	Our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts;

•	Dependence on our senior management team and local management personnel;

•	Volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims;

•

Our ability to achieve operating and financial targets and to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and other operating expenses;

•	Increased compliance costs from further government regulation of the healthcare industry and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations;

•	The geographic concentration of our operations;

•	Technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings;

•	A failure of our information systems would adversely impact our ability to manage our operations;

•	Delays in receiving payments for services provided, especially from governmental payers;

•	Changes in revenue mix, including changes in Medicaid eligibility criteria and potential declines in the population covered under managed care agreements;

•	Costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002;

•	Material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market value of our reporting units;

•	Volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth;

•	Changes in accounting practices; and

•	Our ability to demonstrate meaningful use of certified electronic health record technology and to receive the related Medicare or Medicaid incentive payments.

Our forward-looking statements speak only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission. You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report on Form 10-Q. In light of significant uncertainties inherent in the forward-looking statements included in this report on Form 10-Q, you should not regard the inclusion of such information as a representation by us that the objectives and plans anticipated by the forward-looking statements will occur or be achieved or, if any of them do, what impact they will have on our financial condition, results of operations or cash flows.

Executive Overview

Our mission is to help people in the communities we serve achieve health for life by delivering a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee per episode basis, expanding services and strengthening the financial performance of our existing operations, and selectively developing or acquiring other healthcare businesses where we see an opportunity to improve operating performance and expand our mission. We believe this business strategy is a framework for long-term success in an industry that is undergoing significant change, but we may continue to experience operating challenges in the short term until the general economy improves and our initiatives are fully implemented.

As of December 31, 2011, we owned and operated 28 hospitals with a total of 7,064 licensed beds and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. As of December 31, 2011, we also owned four health plans with approximately 249,500 members.

During the six months ended December 31, 2011, our revenue growth was limited by significant challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or to patients covered by lower paying Medicaid plans. In addition, multiple states in which we operate cut Medicaid reimbursement levels during the past year, which reduced our revenues. Health plan premium revenues decreased 10.9 percent during the quarter ended December 31, 2011 compared to the prior year quarter due to capitation rate decreases at Phoenix Health Plan (“PHP”) implemented by Arizona’s Medicaid plan and changes in eligibility qualification for certain categories of patients. PHP was able to make corresponding adjustments to Medicaid reimbursement rates to healthcare providers resulting in decreased claims expense. We have been successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during the remainder of fiscal 2012 and beyond. Our comprehensive debt refinancing (the “Refinancing”) during January 2010 extended the maturities of our debt by up to five years. Our additional debt offerings in July 2010 and January 2011 and our initial public offering in June 2011 established a capital structure to fund our long-term growth strategies.

Redemption of 10.375% Senior Discount Notes

During the six months ended December 31, 2011, we used the net proceeds from our initial public offering in June 2011 and the exercise of the over-allotment option by the offering underwriters in July 2011 to redeem approximately $450.0 million accreted value of our Senior Discount Notes and to pay $27.6 million of redemption premiums thereof. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed, and resulted in the recognition of debt extinguishment costs of approximately $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes.

Acquisition of Valley Baptist Health System

Effective September 1, 2011, we acquired substantially all of the assets of the Valley Baptist Health System (“Valley Baptist”) including hospitals with a combined 866 licensed beds located in Harlingen, Texas and Brownsville, Texas. We paid approximately $200.5 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, we also assumed certain of the seller’s debt and issued a 49% interest in the partnership to the seller. We funded the cash investment with cash on hand. The acquisition includes a working capital settlement provision that we expect to settle later in fiscal year 2012.

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

Implementation of our Clinical Quality Initiatives

Further governmental reimbursement will be impacted by quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 54 Centers for Medicare and Medicaid Services (“CMS”) quality indicators in place for federal fiscal year 2012, rapid response teams, mock Joint Commission surveys, hourly nursing rounds, our nurse leadership professional practice model, alignment of hospital management incentive compensation with quality performance indicators, and the formation of Physician Advisory Councils at our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals.

Physician Alignment

Our ability to attract skilled physicians to our hospitals is critical to our success. We believe that coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During the past twelve months, we have employed more than 370 physicians, including those from the DMC and Valley Baptist acquisitions, and have continued to recruit primary care and specialty physicians and physician groups to the communities that we serve as market-specific needs have warranted. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. We also believe our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.

Governmental Regulation

Health Reform Law: The provisions included in The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), enacted in March 2010 include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement, including market basket and disproportionate share payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we hope to transform our delivery of care to adapt to the changes from the Health Reform Law that will be implemented during the next several years.

During the six months ended December 31, 2011, the Joint Select Committee on Deficit Reduction (the “Super Committee”) failed to reach an agreement on its deadline to come up with $1.2 trillion of deficit reduction required by the law that created it. The failure raises concerns about future healthcare funding from Medicare and Medicaid. Automatic cuts will not impact Medicaid, but Medicare would be cut by two percent – all from payments to hospitals and other providers. Also, unless Congress repeals or amends the legislation mandating the automatic cuts, a series of across-the-board reductions will begin in 2013.

Medicare and Medicaid EHR Incentive Payments: The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. During the three and six months ended December 31, 2011, our operating results were positively impacted by $15.4 million and $22.6 million, respectively, related to Medicare and Medicaid EHR incentive payments. We believe that the operational benefits of EHR technology, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.

Payer Mix Shifts

During the six months ended December 31, 2011 compared to the prior year period, we provided more healthcare services to patients who were uninsured and provided fewer healthcare services to patients who had insurance coverage. Much of this shift resulted from general economic weakness in the markets we serve and Medicaid eligibility cuts in Arizona. For those with insurance coverage, we have experienced a shift during the past two years from managed care coverage to Medicaid or managed Medicaid coverage. A portion of this shift also resulted from our acquisition of DMC, which provides a greater percentage of services to Medicaid patients than our other facilities. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during the remainder of fiscal 2012.

Cost pressures

In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits, and higher nurse to patient ratios necessary to improve quality of care. We have begun multiple initiatives to stabilize our nursing workforce, including a nurse leadership professional practice model and employee engagement strategies. Inflationary pressures and technological advancements continue to drive supplies costs higher. We have implemented multiple supply chain initiatives, including consolidation of low-priced vendors, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians, to reduce physician preference items, but we are uncertain if we can sustain these reductions in future periods.

Sources of Revenues

Hospital revenues depend upon inpatient occupancy levels, the medical and ancillary services ordered by physicians and provided to patients, the volume of outpatient procedures, and payment rates and collectability for such services. Reimbursement rates for inpatient services vary significantly depending on the type of payer, the type of service (e.g., acute care, intensive care or subacute) and the geographic location of the hospital. Inpatient occupancy levels fluctuate for various reasons, many of which are beyond our control.

We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;
•	state Medicaid programs;
•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and
•	individual patients.

The following table sets forth the percentages of net patient revenues by payer for the three and six months ended December 31, 2011.

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Six months ended December 31,
	2010(1)	2011(1)	2010(1)	2011(1)
Medicare	27.6%	28.2%	27.4%	27.4%
Medicaid	8.9%	13.8%	8.5%	14.3%
Managed Medicare	15.3%	11.1%	15.6%	10.7%
Managed Medicaid	9.0%	8.7%	9.7%	9.6%
Managed care	37.0%	34.5%	37.0%	34.8%
Self-pay	1.2%	2.3%	1.1%	1.9%
Other	1.0%	1.4%	0.7%	1.3%

Total	100.0%	100.0%	100.0%	100.0%

(1)	The table above reflects the impact of the reclassification of the provision of doubtful accounts from operating expenses to revenue deductions.

See “Item 1 – Business – Sources of Revenues” included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discussed the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education. We also described the annual Medicare regulatory updates published by CMS in August 2011 that impact reimbursement rates under the plan for services provided during federal fiscal year 2012, which commenced October 1, 2011. The future impact to reimbursement for certain of these payers under the Health Reform Law was also addressed in our Form 10-K.

Volumes by Payer

During the six months ended December 31, 2011 compared to the six months ended December 31, 2010, discharges increased 52.7% and adjusted discharges increased 54.9%. Our consolidated volumes have been significantly impacted by our acquisitions in fiscal years 2011 and 2012. Same hospital discharges decreased 1.7% and same hospital adjusted discharges increased 1.8% during the six months ended December 31, 2011 compared to the six months ended December 31, 2010.

The following table provides details of discharges by payer on a consolidated basis.

	00,000	00,000	00,000	00,000	00,000	00,000	00,000	00,000
	Three months ended December 31,				Six months ended December 31,
	2010		2011		2010		2011
Medicare	13,193	28.2%	21,220	29.5%	25,632	27.9%	40,485	28.9%
Medicaid	4,966	10.6%	8,514	11.8%	9,571	10.4%	15,630	11.2%
Managed Medicare	7,605	16.2%	8,712	12.1%	14,447	15.7%	17,126	12.1%
Managed Medicaid	6,741	14.4%	11,824	16.4%	13,448	14.7%	23,944	17.1%
Managed care	11,611	24.8%	16,404	22.8%	23,265	25.3%	32,186	23.0%
Self-pay	2,464	5.3%	4,954	6.9%	5,028	5.5%	10,032	7.2%
Other	223	0.5%	333	0.5%	389	0.5%	719	0.5%

Total	46,803	100.0%	71,961	100.0%	91,780	100.0%	140,122	100.0%

Payer Reimbursement Trends

In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same hospital basis was $7,849 and $7,934 for the six months ended December 31, 2010 and 2011, respectively. The limited growth in this metric resulted from payer mix shifts and Medicaid reimbursement cuts during the current year period. A greater percentage of our discharges during the six months ended December 31, 2011 were attributable to patients who had Medicaid or managed Medicaid coverage or were uninsured as opposed to those with managed care coverage compared to the six months ended December 31, 2010. We typically receive lower reimbursement for services provided to patients covered by Medicaid, whether under traditional or managed Medicaid programs, than for those same services provided to patients with commercial managed care coverage. Also, multiple states in which we operate have cut Medicaid reimbursement rates during the past year, which has reduced our revenues.

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

	September 30,	September 30,	September 30,	September 30,
June 30, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.8%	1.5%	1.0%	18.3%
Medicaid	6.1%	1.2%	1.6%	8.9%
Managed Medicare	6.9%	0.7%	0.5%	8.1%
Managed Medicaid	12.2%	1.7%	1.6%	15.5%
Managed care	21.0%	2.9%	1.6%	25.5%
Self-pay(1)	10.5%	3.7%	1.5%	15.7%
Self-pay after insurance(2)	1.5%	2.2%	1.0%	4.7%
Other	1.9%	0.6%	0.8%	3.3%

Total	75.9%	14.5%	9.6%	100.0%

December 31, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.8%	1.0%	1.3%	18.1%
Medicaid	6.7%	1.9%	1.7%	10.3%
Managed Medicare	6.6%	0.5%	0.6%	7.7%
Managed Medicaid	8.4%	1.4%	1.7%	11.5%
Managed care	19.7%	3.1%	3.5%	26.3%
Self-pay(1)	11.9%	4.7%	2.6%	19.2%
Self-pay after insurance(2)	1.2%	1.8%	1.4%	4.4%
Other	1.3%	0.5%	0.7%	2.5%

Total	71.6%	14.9%	13.5%	100.0%

(1)	Includes uninsured patient accounts only.
(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

Our combined same hospital allowances for doubtful accounts, uninsured discounts and charity care covered 92.5% and 96.2% of combined same hospital self-pay and self-pay after insurance accounts receivable as of June 30, 2011 and December 31, 2011, respectively.

The volume of self-pay and self-pay after insurance accounts receivable remains sensitive to a combination of factors including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, general economic conditions, and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. However, we believe uncompensated care will remain a significant risk for us and the rest of the hospital industry in the near term.

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

Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have changed and may continue to change program eligibility requirements, decrease reimbursement rates or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness. During the past 12 months, three states in which we operate have reduced Medicaid reimbursement rates and/or adjusted eligibility requirements. Further, the tightened credit markets have complicated the states’ efforts to issue additional indebtedness to raise cash. The American Recovery and Reinvestment Act enacted in 2009 and subsequent extensions set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal matching percentage (“FMAP”) until June 30, 2011. The expiration of the FMAP program further strained state budgets and may lead to additional Medicaid reimbursement rate or eligibility cuts and payment delays. In particular, we are experiencing a several month delay in the payment of our Medicaid claims in the state of Illinois due to its budget shortfall. During the six months ended December 31, 2011, Medicaid and managed Medicaid programs accounted for approximately 23.9% of our net patient revenues.

Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the six months ended December 31, 2011, we recognized approximately 34.8% of our net patient revenues from managed care payers.

If we do not receive increased payer reimbursement rates from governmental or managed care payers that cover the increasing cost of providing healthcare services to our patients, or if governmental payers defer payments to our hospitals, our financial position, results of operations and cash flows could be materially adversely impacted.

Premium Revenues

We recognize premium revenues from our four health plans, PHP, Abrazo Advantage Health Plan (“AAHP”), MacNeal Health Providers (“MHP”) and Valley Baptist Insurance Company (“VBIC”). Premium revenues from these four plans decreased $32.6 million, or 7.5%, during the six months ended December 31, 2011 compared to the six months ended December 31, 2010. PHP’s average membership increased to approximately 205,000 for the six months ended December 31, 2011 compared to approximately 203,000 for the six months ended December 31, 2010. PHP’s decrease in revenues despite the increase in average membership during the six months ended December 31, 2011 resulted from two 5% reimbursement rate cuts from the AHCCCS implemented as a 5% cut in April 2011 and a 5% cut in November 2011 (retroactive to October 1, 2011) and changes made by AHCCCS effective October 1, 2011 to limit health plan profitability for the remaining enrollee groups not previously subject to settlement.

In November 2011, CMS approved the second 5% AHCCCS rate cut noted above as well as an increase in co-payments and enrollment changes. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows, including another potential 5.0% reimbursement rate cut in April 2012, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including cancelling PHP’s contract.

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

There have been no changes in the nature or application of our critical accounting policies during the six months ended December 31, 2011 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, except described below.

Revenues, Revenue Deductions and Uncompensated Care

In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability that previously existed due to the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. We adopted ASU 2010-23 on July 1, 2011. In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. We include charity care as a revenue deduction measured by the value of our services, based on standard charges, to patients who qualify under our charity care policy and do not otherwise qualify for reimbursement under a governmental program. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $6.3 million and $17.3 million for the three months ended December 31, 2010 and 2011, respectively, and $12.1 million and $31.5 million for the six months ended December 31, 2010 and 2011, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

Effective July 1, 2011, we adopted ASU No. 2011-07, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities. The amendments in this ASU require healthcare entities to change the presentation of their statement of operations by reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a revenue deduction. We elected to early adopt this guidance effective July 1, 2011. The amendments in this ASU require that presentation of the provision for bad debts as a revenue reduction in the statement of operations be applied retrospectively to all prior periods presented.

Selected Operating Statistics

The following tables set forth certain operating statistics on a consolidated and same hospital basis for each of the periods presented.

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,		Six months ended December 31,
CONSOLIDATED (a):	2010	2011	2010	2011
Number of hospitals at end of period	18	28	18	28
Licensed beds at end of period	4,534	7,064	4,534	7,064
Discharges	46,803	71,961	91,780	140,122
Adjusted discharges	83,330	129,089	164,176	254,345
Average length of stay	4.19	4.39	4.17	4.37
Patient days	195,929	316,075	382,377	612,154
Adjusted patient days	348,841	566,997	683,996	1,111,161
Net patient revenue per adjusted discharge	$8,151	$9,451	$7,952	$9,397
Inpatient surgeries	9,826	16,910	19,583	32,987
Outpatient surgeries	19,488	31,876	38,891	61,852
Emergency room visits	178,198	299,075	351,363	591,914
Health plan member lives	242,700	249,500	242,700	249,500
Health plan claims expense percentage	77.8%	78.0%	78.4%	78.0%

	Three months ended December 31,		Six months ended December 31,
SAME HOSPITAL (b):	2010	2011	2010	2011
Number of hospitals at end of period	18	18	15	15
Licensed beds at end of period	4,534	4,464	4,017	3,947
Net patient service revenues (in millions)	$697.5	$714.6	$1,206.9	$1,241.7
Discharges	46,803	45,853	83,869	82,409
Adjusted discharges	83,330	84,083	150,342	153,098
Average length of stay	4.19	4.05	4.13	4.01
Patient days	195,929	185,783	346,473	330,090
Adjusted patient days	348,841	340,680	621,081	613,235
Net patient revenue per adjusted discharge	$8,151	$8,297	$7,849	$7,934
Inpatient surgeries	9,826	9,841	17,746	17,560
Outpatient surgeries	19,488	19,176	36,253	35,273
Emergency room visits	178,198	185,634	320,935	336,728
Health plan member lives	242,700	237,100	242,700	237,100

(a)	The definitions for the statistics included above are set forth in Part 2, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Selected Operating Statistics” in our Annual Report on Form 10-K for the year ended June 30, 2011.
(b)	Same hospital results for the three-month periods presented include those facilities that we owned for the entirety of both quarters of the respective years. Same hospital results for the six-month periods presented include those facilities that we owned for the entirety of both year-to-date periods.

Results of Operations

The following tables present summaries of our operating results for the three and six months ended December 31, 2010 and 2011.

	September 30,	September 30,	September 30,	September 30,
	Three months ended December 31,
	2010		2011
	(dollars in millions)
Patient service revenues, net	$697.6	76.7%	$1,279.4	87.1%
Premium revenues	211.8	23.3%	188.8	12.9%

Total revenues	909.4	100.0%	1,468.2	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $1.7 and $3.9, respectively)	375.5	41.3%	702.4	47.8%
Health plan claims expense	164.8	18.1%	147.3	10.0%
Supplies	133.5	14.7%	227.9	15.5%
Other operating expenses	150.9	16.6%	283.4	19.3%
Medicare and Medicaid EHR incentive payments	—	0.0%	(22.6)	(1.5)%
Depreciation and amortization	38.6	4.2%	65.8	4.5%
Interest, net	35.1	3.9%	43.2	2.9%
Acquisition related expenses	1.3	0.1%	0.4	0.0%
Other	1.9	0.2%	(1.8)	(0.1)%

Income from continuing operations before income taxes	7.8	0.9%	22.2	1.5%
Income tax expense	(9.7)	(1.1)%	(9.0)	(0.6)%

Income (loss) from continuing operations	(1.9)	(0.2)%	13.2	0.9%
Loss from discontinued operations, net of taxes	(2.3)	(0.3)%	(0.3)	(0.0)%

Net income (loss)	(4.2)	(0.5)%	12.9	0.9%
Net income attributable to non-controlling interests	(0.8)	(0.1)%	(0.8)	0.0%

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(5.0)	(0.5)%	$12.1	0.8%

	September 30,	September 30,	September 30,	September 30,
	Six months ended December 31,
	2010		2011
	(dollars in millions)
Patient service revenues, net	$1,339.1	75.6%	$2,511.9	86.3%
Premium revenues	432.4	24.4%	399.8	13.7%

Total revenues	1,771.5	100.0%	2,911.7	100.0%

Costs and expenses:
Salaries and benefits (includes stock compensation of $2.9 and $4.6, respectively)	730.3	41.2%	1,367.4	47.0%
Health plan claims expense	338.9	19.1%	312.0	10.7%
Supplies	254.5	14.4%	441.5	15.2%
Other operating expenses	286.6	16.2%	561.5	19.3%
Medicare and Medicaid EHR incentive payments	—	0.0%	(22.6)	(0.8)%
Depreciation and amortization	75.8	4.3%	128.4	4.4%
Interest, net	69.9	3.9%	89.0	3.1%
Debt extinguishment costs	—	0.0%	38.9	1.3%
Acquisition related expenses	5.0	0.3%	12.6	0.4%
Other	3.0	0.2%	(4.2)	(0.1)%

Income (loss) from continuing operations before income taxes	7.5	0.4%	(12.8)	(0.4)%
Income tax benefit (expense)	(7.3)	(0.4)%	4.6	0.2%

Income (loss) from continuing operations	0.2	0.0%	(8.2)	(0.3)%
Loss from discontinued operations, net of taxes	(2.2)	(0.1)%	(0.4)	(0.0)%

Net loss	(2.0)	(0.1)%	(8.6)	(0.3)%
Less: Net income (loss) attributable to non-controlling interests	(1.8)	(0.1)%	1.5	0.1%

Net loss attributable to Vanguard Health Systems, Inc. stockholders	$(3.8)	(0.2)%	$(7.1)	(0.2)%

Three months ended December 31, 2011 and 2010

Acute care services revenues on a consolidated basis. Net patient service revenues increased $581.8 million, or 83.4%, during the three months ended December 31, 2011 compared to the prior year quarter. The significant increase in net patient service revenues is primarily the result of recent acquisitions, including DMC on January 1, 2011 and Valley Baptist on September 1, 2011.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) increased to 18.8% during the current year quarter compared to 15.9% during the prior year quarter. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the current year quarter and price increases implemented since the prior year quarter.

Discharges, adjusted discharges and emergency room visits increased 53.8%, 54.9% and 67.8%, respectively, during the three months ended December 31, 2011 compared to the prior year quarter. Inpatient and outpatient surgeries increased 72.1% and 63.6%, respectively, during the three months ended December 31, 2011 compared to the prior year quarter.

Acute care services revenues on a same hospital basis. On a same hospital basis, net patient service revenues increased $17.1 million, or 2.5%, during the three months ended December 31, 2011 compared to the prior year quarter. We define same hospital as those facilities that we owned for the entirety of both three-month comparative periods.

Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 20.0% during the current year quarter compared to 15.9% during the prior year quarter. This increase primarily resulted from an increase in same hospital self-pay discharges as a percentage of total discharges during the current year quarter and price increases implemented since the prior year quarter.

Discharges decreased 2.0%, while adjusted discharges and emergency room visits increased 0.9% and 4.2%, respectively, during the three months ended December 31, 2011 compared to the prior year quarter. Inpatient surgeries increased 0.2%, while outpatient surgeries decreased 1.6%, respectively, during the three months ended December 31, 2011 compared to the prior year quarter. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures.

Health plan services revenues. Health plan premium revenues decreased $23.0 million, or 10.9%, during the current year quarter compared to the prior year quarter. More challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for AHCCCS coverage, but have also strained the Arizona state budget resulting in changes to AHCCCS funding. To address this issue, AHCCCS reduced Medicaid eligibility for certain member categories effective October 1, 2011 resulting in more uninsured individuals. PHP’s average membership decreased by 0.7% during the three months ended December 31, 2011 compared to the prior year quarter. Additionally, revenues were lower during the current year quarter from two 5% reimbursement rate cuts implemented by AHCCCS in April 2011 and November 2011 (retroactive to October 1, 2011), and limitations to health plan profitability for enrollee groups not previously subject to settlements.

We acquired VBIC as of October 1, 2011. VBIC’s customers are primarily government-related organizations in south Texas that offer their members health maintenance organization and preferred provider organization products. Membership in our health plans as of December 31 is as follows:

	September 30,	September 30,	September 30,
		Membership
Health Plan	Location	2010	2011
Phoenix Health Plan-managed Medicaid	Arizona	204,000	200,100
Abrazo Advantage Health Plan-managed Medicare and Dual Eligible	Arizona	2,700	2,600
MacNeal Health Providers-capitated outpatient and physician services	Illinois	36,000	34,400
Valley Baptist Insurance Company-health maintenance organization	Texas	—	12,400

		242,700	249,500

Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $1,446.0 million, or 98.5% of total revenues, during the current year quarter compared to $901.6 million, or 99.1% of total revenues, during the prior year quarter. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 47.8% during the current year quarter compared to 41.3% for the prior year quarter. On a same hospital basis, salaries and benefits as a percentage of total revenues was 42.5% during the current quarter compared to 40.5% for the prior year quarter. A portion of these increases relates to the decrease in health plan premium revenues as our health plans typically have lower salaries and benefits costs than acute care services. We continue to employ more physicians to support the communities our hospitals serve and continue to make significant investments in clinical quality initiatives that require additional human resources. As of December 31, 2011, we had approximately 40,900 full-time and part-time employees compared to approximately 23,000 as of December 31, 2010. On a same hospital basis, the number of full-time and part-time employees increased approximately 0.2% during the current year quarter when compared to the prior year quarter. We have been successful in limiting contract labor utilization on a same hospital basis as a result of our investments in clinical quality and nurse leadership initiatives. On a same hospital basis, our contract labor expense as a percentage of net patient service revenues decreased to 0.7% during the three months ended December 31, 2011 compared to 0.8% during the prior year quarter.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues increased to 78.0% for the three months ended December 31, 2011 from 77.8% for the prior year quarter. As enrollment changes, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age and gender and county of residence. We may experience an increase in this ratio if our membership mix becomes more acute. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $10.5 million, or 6.7% of gross health plan claims expense, were eliminated in consolidation during the three months ended December 31, 2011.

•	Supplies. Supplies as a percentage of acute care services revenue decreased to 17.7% during the current year quarter compared to 18.8% during the prior year quarter. This decrease was positively impacted by the lower outpatient surgery volumes experienced during the current year quarter compared to the prior year quarter on a same hospital basis. We also continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year quarter. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of net patient service revenues increased to 22.1% during the current year quarter compared to 21.6% during the prior year quarter.

Medicare and Medicaid EHR incentive payments. During the quarter ended December 31, 2011, based upon our understanding of informal guidance provided by the United States Securities and Exchange Commission (the “SEC”), we reclassified the $7.2 million of revenues recognized during the quarter ended September 30, 2011 to other income, which is included in the cost and expense section of the statement of operations. We recorded an additional $15.4 million of other income related to EHR incentive payments during the quarter ended December 31, 2011, $13.3 million of which related to Medicaid and $2.1 million of which related to Medicare. Accordingly, other income related to EHR incentive reimbursements were $22.6 million, or 1.8% of net patient revenues, during the current year quarter.

Other. Depreciation and amortization increased $27.2 million during the current year quarter compared to the prior year quarter as a result of our capital improvements, expansion initiatives and acquisitions. Net interest increased $8.1 million compared to the prior year quarter as a result of the issuance of the 7.750% Senior Notes due 2019 in January 2011 (the “2011 Senior Notes”), as discussed more thoroughly in the “Liquidity and Capital Resources” section of this report on Form 10-Q.

Income taxes. Our effective income tax rate was approximately 40.5% during the current year quarter compared to approximately 124.4% for the prior year quarter. The prior year quarter’s rate was significantly higher than normal due to the establishment of a $5.5 million valuation allowance for unitary state net operating loss carryforwards against a small pre-tax income.

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $12.1 million ($0.15 earnings per diluted share) during the three months ended December 31, 2011 compared to net loss of $5.0 million ($0.11 loss per share) during the prior year quarter.

Six months ended December 31, 2011 and 2010

Acute care services revenues on a consolidated basis. Net patient service revenues increased $1,172.8 million, or 87.6%, during the six months ended December 31, 2011 compared to the prior year period.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) increased to 18.4% during the current year period compared to 16.2% during the prior year period. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the current year period and price increases implemented since the prior year period.

Discharges, adjusted discharges and emergency room visits increased 52.7%, 54.9% and 68.5%, respectively, during the six months ended December 31, 2011 compared to the prior year period. Inpatient and outpatient surgeries increased 68.4% and 59.0%, respectively, during the six months ended December 31, 2011 compared to the prior year period.

Acute care services revenues on a same hospital basis. Net patient service revenues increased $34.8 million, or 2.9%, during the six months ended December 31, 2011 compared to the prior year period. Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 20.4% during the current year period compared to 16.3% during the prior year period. This increase primarily resulted from an increase in same hospital self-pay discharges as a percentage of total discharges during the current year period and price increases implemented since the prior year period.

Discharges decreased 1.7%, while adjusted discharges and emergency room visits increased 1.8% and 4.9%, respectively, during the six months ended December 31, 2011 compared to the prior year period. Inpatient and outpatient surgeries decreased 1.0% and 2.7%, respectively, during the six months ended December 31, 2011 compared to the prior year period.

Health plan services revenues. Health plan premium revenues decreased $32.6 million, or 7.5%, during the six months ended December 31, 2011 compared to the prior year period primarily due to the AHCCCS reimbursement and program eligibility cuts previously described. This decrease in health plan premium revenues would have been greater had we not acquired VBIC effective October 1, 2011.

Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $2,924.5 million, or 100.4% of total revenues, during the current year period compared to $1,764.0 million, or 99.6% of total revenues, during the prior year period. Debt extinguishment costs of $38.9 million incurred related to the redemption of our 10.375% Senior Discount Notes due 2016 (the “2011 Discount Notes”) represent the primary reason for the increase in operating expenses during the current year period. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•	Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 47.0% during the current year period compared to 41.2% for the prior year period. On a same hospital basis, salaries and benefits as a percentage of total revenues was 41.9% during the current year period compared to 40.5% for the prior year period. A portion of these increases were due to the decrease in health plan premium revenues previously described. On a same hospital basis, our contract labor expense as a percentage of net patient service revenues remained flat during the six months ended December 31, 2011 compared to the prior year period.

•	Health plan claims. Health plan claims expense as a percentage of premium revenues was 78.0% for the six months ended December 31, 2011 compared to 78.4% for the prior year period. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $19.1 million, or 5.8% of gross health plan claims expense, were eliminated in consolidation during the six months ended December 31, 2011.

•	Supplies. Supplies as a percentage of acute care services revenue decreased to 17.4% during the six months ended December 31, 2011 compared to 18.7% during the prior year period.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of net patient service revenues increased to 22.4% during the current year period compared to 21.4% during the prior year period primarily as a result of increased levels of purchased services assumed with our acquisitions.

Other. Depreciation and amortization increased $52.6 million during the six months ended December 31, 2011 compared to the prior year period as a result of our capital improvement and expansion initiatives and acquisitions. Net interest and debt extinguishment costs increased $19.1 million and $38.9 million in the current year period compared to the prior year period as a result of the issuance of the 2011 Senior Notes in January 2011 and the redemption of the 2011 Discount Notes in the first quarter of fiscal 2012, respectively. We also incurred $12.6 million of acquisition-related expenses during the current year period primarily related to the acquisition of Valley Baptist, as previously discussed.

Income taxes. Our effective income tax rate was approximately 35.9% during the six months ended December 31, 2011 compared to 97.3% in the prior year period. The effective tax rate during the prior year period was abnormally high due to the establishment of the $5.5 million valuation allowance for unitary state net operating loss carryforwards as previously discussed.

Net loss attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard Health Systems, Inc. stockholders was $7.1 million ($0.10 loss per share) during the six months ended December 31, 2011 compared to net loss of $3.8 million ($0.09 loss per share) during the prior year period. The net loss in the current year period resulted primarily from the approximately $38.9 million of debt extinguishment costs recognized during the six months ended December 31, 2011.

Liquidity and Capital Resources

Operating Activities

As of December 31, 2011, we had working capital of $229.0 million, including cash and cash equivalents of $178.7 million. Working capital as of June 30, 2011 (as recast) was $334.2 million. Cash flows from operating activities decreased $120.9 million during the six months ended December 31, 2011 compared to the prior year, primarily due to working capital increases of $205.5 million, including a $12.3 million increase in interest and income tax payments, the payment of fiscal 2011 incentive compensation to our employees and adverse changes to net accounts receivable days due to payment delays from certain governmental payers. As of December 31, 2011, our outstanding debt was $2,344.4 million and we had $225.6 million of borrowing capacity under our revolving credit facility.

Investing Activities

Cash used in investing activities decreased from $531.3 million during the six months ended December 31, 2010 to $334.8 million during the six months ended December 31, 2011, primarily as a result of approximately $249.1 million less cash paid for acquisitions and related expenses in the current year. Capital expenditures increased $57.8 million during the six months ended December 31, 2011 compared to the prior year. Through December 31, 2011 we have spent approximately $83.2 million toward our DMC five-year $850.0 million capital commitment, including approximately $38.0 million of the specific project list commitment of $500.0 million.

Financing Activities

Cash flows from financing activities decreased by $634.2 million during the six months ended December 31, 2011 compared to the six months ended December 31, 2010 primarily due to cash paid to redeem substantially all of the 2011 Discount Notes during the current year and the additional senior note borrowings during the prior year.

In July and August 2011, we redeemed approximately $450.0 million of the 2011 Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. We recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the 2011 Discount Notes and the write-off of net deferred loan costs associated with the redeemed 2011 Discount Notes. The accreted value of the remaining outstanding 2011 Discount Notes was approximately $15.2 million as of December 31, 2011.

Debt Covenants

Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Senior Unsecured Notes due 2018 (the “8.0% Notes”) and the 2011 Senior Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes and the 2011 Senior Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of December 31, 2011.

	September 30,	September 30,
	Debt	Actual
	Covenant Ratio	Ratio
Interest coverage ratio requirement	2.10x	3.56
Total leverage ratio limit	5.95x	3.73

Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include, among others, a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our 2010 term loan facility or the necessity of lender waivers with more adverse terms, including adverse pricing or repayment provisions or more restrictive covenants. A default under our 2010 credit facilities would also result in a default under the indenture governing our 8.0% Notes and the indentures governing the 2011 Senior Notes and 2011 Discount Notes.

Capital Resources

We anticipate spending a total of $335.0 million to $365.0 million in capital expenditures during fiscal 2012, including the $137.2 million we spent during the six months ended December 31, 2011. We expect that cash on hand, cash generated from our operations and cash available to us under our revolving credit facility will be sufficient to meet our working capital needs, debt service requirements and planned capital expenditure programs during the next 12 months and into the foreseeable future, including those required by the DMC purchase agreement. Under the terms of the DMC acquisition agreement, we were required to spend at least $80.0 million on expansion projects set forth in the agreement by December 31, 2011 as part of the $500.0 million total commitment for specified capital projects. Since this commitment was not met at December 31, 2011, we will be required in February 2012 to deposit approximately $42.0 million of cash into an escrow fund restricted for the purpose of funding capital expenditures related to the specific project list. The cash escrow funds will be used to fund DMC capital expenditures for specified construction projects incurred subsequent to January 1, 2012 until the escrow is depleted.

As part of the Valley Baptist acquisition, we issued a redeemable non-controlling interest to the seller that enables the seller to require us to redeem all or a portion of its 49% equity interest in the partnership on the third or fifth anniversary of the acquisition date at a stated redemption value. If the seller exercises this option, we may purchase the non-controlling interest with cash or by issuing stock. It is our intent to settle in cash, if the option is exercised. These potential cash outflows could limit our ability to fund our other operating needs, including acquisitions or other growth opportunities. We cannot assure you that our operations will generate sufficient cash or that cash on hand or additional future borrowings under our 2010 credit facilities will be available to enable us to meet all of our debt service and capital requirements, especially given the current general economic weakness.

We had $178.7 million of cash and cash equivalents as of December 31, 2011. We rely on available cash, cash flows generated by operations and available borrowing capacity under our 2010 revolving facility to fund our operations and capital expenditures. We believe that we invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.

As of December 31, 2011, we held $49.8 million in total available-for-sale investments in securities held by one of our wholly-owned captive insurance subsidiaries acquired in the DMC acquisition. We may not be able to utilize these investments to fund our operating or capital expenditure funding needs due to statutory limitations placed on this captive insurance subsidiary.

We also intend to continue to pursue acquisitions or partnering arrangements, either in existing markets or new markets, which fit our growth strategies. To finance such transactions, we may increase borrowings under our 2010 term loan facility, issue additional senior or subordinated notes, use available cash on hand, utilize amounts available under our 2010 revolving facility or seek additional equity funding. We continually assess our capital needs and may seek additional financing, including debt or equity, as considered necessary to fund potential acquisitions, fund capital projects or for other corporate purposes. If additional equity or debt funding is not available to us, it is likely that we will have to make borrowings from time to time under our 2010 revolving credit facility to meet our working capital and capital expenditure needs. Our future operating performance, ability to service our debt and ability to draw upon other sources of capital will be subject to future economic conditions and other business factors, many of which are beyond our control.

Obligations and Commitments

The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments due by period
	Within	During	During	After
	1 year	Years 2-3	Years 4-5	5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$201.0	$397.7	$1,130.0	$1,756.2	$3,484.9
Operating leases (2)	51.4	74.8	50.1	43.6	219.9
Purchase obligations (2)	64.4	—	—	—	64.4
Defined benefit pension plan funding (3)	26.5	62.5	60.0	48.4	197.4
Health plan claims and settlements payable (4)	119.0	—	—	—	119.0
Estimated self-insurance liabilities (5)	101.7	128.6	84.0	86.6	400.9
Construction and capital improvements (6)	76.7	300.0	400.0	—	776.7

Subtotal	$640.7	$963.6	$1,724.1	$1,934.8	$5,263.2

	Payments due by period
	Within 1 year	During Years 2-3	During Years 4-5	After 5 Years	Total
	(In millions)
Other Commitments:
Guarantees of surety bonds (7)	$55.0	$—	$—	$—	$55.0
Letters of credit (8)	—	—	34.4	—	34.4
Physician commitments (9)	7.3	—	—	—	7.3
Estimated liability for uncertain tax positions (10)	8.8	—	—	—	8.8

Subtotal	$71.1	$—	$34.4	$—	$105.5

Total obligations and commitments	$711.8	$963.6	$1,758.5	$1,934.8	$5,368.7

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at December 31, 2011 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

(3)	This obligation represents our estimated minimum required funding to the DMC Pension Plan trust. For additional information about the DMC Pension Plan and the expected future benefit payments from the trust, see our Annual Report on Form 10-K, which was filed on August 25, 2011.

(4)	Represents health claims incurred by members of PHP, AAHP, MHP and VBIC, including incurred but not reported claims and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements are separately stated on our condensed consolidated balance sheets.

(5)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(6)	Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as property, plant and equipment on our condensed consolidated balance sheets. The construction and capital improvements obligations, adjusted to reflect capital commitments under the executed DMC purchase agreement include the following as of December 31, 2011: $66.8 million committed within one year; $300.0 million committed within two to three years; and $400.0 million committed within four to five years.

(7)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(8)	Amounts relate primarily to letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program.

(9)	Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(10)	Represents expected future tax liabilities recognized in our condensed consolidated balance sheets determined under the guidance of accounting for income taxes.

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

We had standby letters of credit outstanding of $34.4 million as of December 31, 2011, which primarily relate to security for the payment of claims as required by various insurance programs.

Concurrent with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). In May 2011, we replaced the Warrant Shares with a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the principal amount of $500.0 million to collateralize our $500.0 million specified project capital commitment, which replacement was permitted by the purchase agreement for the DMC acquisition. The principal amount of the promissory note is reduced as we expend capital or escrow cash related to this capital commitment.

Effects of Inflation and Changing Prices

Various federal, state and local laws have been enacted that, in certain cases, limit our ability to increase prices. Payments for acute hospital services rendered to Medicare patients are established under the federal government’s prospective payment system. We believe that hospital industry operating margins have been, and may continue to be, under significant pressure because of changes in payer mix and growth in operating expenses in excess of the increase in prospective payments under the Medicare program. In addition, as a result of increasing regulatory and competitive pressures, our ability to maintain operating margins through price increases to non-Medicare patients is limited.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2011, we had in place $1,062.9 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.

Our 2010 credit facilities consist of $802.9 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015 (of which $34.4 million of capacity was utilized by outstanding letters of credit as of December 31, 2011). Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 term loan facility would result in a change in annual net interest of approximately $2.0 million.

Our $260.0 million revolving credit facility bears interest at the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $802.9 million in outstanding term loans bear interest at the alternate base rate plus a margin of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum. We may request an incremental term loan facility to be added to our 2010 term loan facility in an unlimited amount, subject to receipt of commitments by existing lenders or other financing institutions and the satisfaction of certain other conditions. We may also seek to increase the borrowing availability under the 2010 revolving facility to an unlimited amount subject to the receipt of commitments by existing lenders or other financial institutions and the satisfaction of other conditions.

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

Changes in Internal Control Over Financial Reporting

We completed the acquisition of DMC effective January 1, 2011. The facilities acquired as part of the DMC acquisition utilize different information technology systems than our other facilities. We are currently integrating our internal control processes at DMC. In addition, we completed the acquisition of Valley Baptist effective September 1, 2011. The facilities acquired as part of the Valley Baptist acquisition utilize different information technology systems than our other facilities. We are currently evaluating the internal controls over financial reporting at Valley Baptist. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting in the annual management report following the first anniversary of the acquisition. We plan to complete this evaluation and integration within the required time frame and report management’s assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required. Other than the DMC and Valley Baptist acquisitions, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

Because we provide healthcare services in a highly regulated industry, we have been, and expect to continue to be, party to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 15. Contingencies and Healthcare Regulation in Part I, Item 1, of this report on Form 10-Q; and

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on August 25, 2011.

There have been no material changes to the legal proceedings we previously described in our Annual Report on Form 10-K during the six months ended December 31, 2011.

Item 1A. Risk Factors

There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which was filed with the SEC on August 25, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes our repurchases of our common stock during the three months ended December 31, 2011.

	September 30,	September 30,
	Total Number of Shares Purchased	Average Price Paid Per Share
Period
October 1, 2011—October 31, 2011	6,455	$9.95
November 1, 2011—November 30, 2011	89	9.00
December 1, 2011—December 31, 2011	—	—

Total	6,544	$9.94

(a)	The 6,544 shares purchased during the three months ended December 31, 2011 were acquired from employees in connection with net share settlement arrangements to settle income tax withholding and exercise price amounts due from employees under our stock incentive plans. These shares were not part of a publicly announced program to purchase our common stock.

Item 6. Exhibits.

The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index that is located at the end of this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.

DATE: February 2, 2012	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Letter, dated September 18, 2009, between The Detroit Medical Center and Michael E. Duggan, as amended by that certain letter agreement, effective as of December 15, 2011 (Incorporated by reference from Exhibit 10.1 to the
Current Report on Form 8-K filed by Vanguard Health Systems, Inc. on December 19, 2011).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended
December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance
Sheets as of June 30, 2011 and December 31, 2011, (ii) Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2010 and 2011, (iii) Condensed Consolidated Statements of Equity for the six months ended December 31, 2011, (iv) Condensed Consolidated Statement of Cash Flows for the six months ended December 31,
2010 and 2011, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text). (1)

(1)	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*	Management compensatory plan or arrangement