Form 10-Q
period 2012-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2012-05-03
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☒  No
As of April 30, 2012, there were 76,969,048 shares of the Registrant’s common stock outstanding.

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	March 31, 2012
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$936.6	$437.6
Restricted cash	2.3	4.5
Accounts receivable, net of allowance for doubtful accounts of approximately $205.0 and $322.0, respectively	484.4	682.7
Inventories	83.9	95.4
Deferred tax assets	93.6	81.5
Prepaid expenses and other current assets	157.9	263.5
Total current assets	1,758.7	1,565.2
Property, plant and equipment, net of accumulated depreciation	1,830.5	2,047.4
Goodwill	757.1	769.8
Intangible assets, net of accumulated amortization	94.0	91.1
Deferred tax assets, noncurrent	27.5	26.0
Investments in securities	63.3	52.8
Escrowed cash for capital commitments	—	40.4
Other assets	65.8	94.1
Total assets	$4,596.9	$4,686.8
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314.3	$375.8
Accrued salaries and benefits	248.9	230.4
Accrued health plan claims and settlements	114.9	102.4
Accrued interest	62.3	35.7
Other accrued expenses and current liabilities	223.4	192.5
Current maturities of long-term debt	461.8	11.8
Total current liabilities	1,425.6	948.6
Professional and general liability and workers compensation reserves	289.7	311.7
Pension benefit obligation	188.0	164.8
Other liabilities	125.8	159.0
Long-term debt, less current maturities	2,325.8	2,699.1
Commitments and contingencies
Redeemable non-controlling interests	—	52.5
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock, $0.01 par value; 500,000,000 shares authorized; 71,482,000 and 75,432,000 issued and outstanding at June 30, 2011 and March 31, 2012, respectively	0.7	0.8
Additional paid-in capital	330.5	400.9
Accumulated other comprehensive income	20.6	21.6
Retained deficit	(117.9)	(79.9)
Total Vanguard Health Systems, Inc. stockholders’ equity	233.9	343.4
Non-controlling interests	8.1	7.7
Total equity	242.0	351.1
Total liabilities and equity	$4,596.9	$4,686.8

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2011	2012	2011	2012
	(In millions, except share and per share amounts)
Patient service revenues	$1,305.7	$1,525.5	$2,747.8	$4,305.1
Less: Provision for doubtful accounts	(111.1)	(133.8)	(214.1)	(401.5)
Patient service revenues, net	1,194.6	1,391.7	2,533.7	3,903.6
Premium revenues	213.9	190.8	646.3	590.6
Total revenues	1,408.5	1,582.5	3,180.0	4,494.2
Costs and Expenses:
Salaries and benefits (includes stock compensation of $0.7, $1.9, $3.6 and $6.5, respectively)	650.9	721.8	1,381.2	2,089.2
Health plan claims expense	169.1	146.6	508.0	458.6
Supplies	207.8	235.5	462.3	677.0
Rents and leases	15.2	19.0	37.9	55.7
Other operating expenses	237.6	287.3	501.5	812.1
Medicare and Medicaid EHR incentives	—	(2.4)	—	(26.8)
Depreciation and amortization	55.8	62.9	131.6	191.3
Interest, net	48.0	43.4	117.9	132.4
Debt extinguishment costs	—	—	—	38.9
Acquisition related expenses	6.9	1.2	11.9	13.8
Other	6.0	(2.2)	9.0	(6.4)
Income from continuing operations before income taxes	11.2	69.4	18.7	58.4
Income tax expense	(4.4)	(24.3)	(11.7)	(20.4)
Income from continuing operations	6.8	45.1	7.0	38.0
Loss from discontinued operations, net of taxes	(3.2)	(0.1)	(5.4)	(0.5)
Net income	3.6	45.0	1.6	37.5
Net (income) loss attributable to non-controlling interests	(0.8)	(1.0)	(2.6)	0.5
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$2.8	$44.0	$(1.0)	$38.0
Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income from continuing operations, net of taxes	$6.0	$44.1	$4.4	$38.5
Loss from discontinued operations, net of taxes	(3.2)	(0.1)	(5.4)	(0.5)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$2.8	$44.0	$(1.0)	$38.0
Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders:
Basic
Continuing operations	$0.13	$0.58	$0.10	$0.50
Discontinued operations	(0.07)	—	(0.12)	(0.01)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$0.06	$0.58	$(0.02)	$0.49
Diluted
Continuing operations	$0.12	$0.55	$0.08	$0.48
Discontinued operations	(0.07)	—	(0.10)	(0.01)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$0.05	$0.55	$(0.02)	$0.47
Weighted average shares (in thousands):
Basic	44,668	75,383	44,646	75,187
Diluted	48,969	78,933	48,770	78,762

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended March 31, 2012
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
	(In millions, except share amounts)
Balance at July 1, 2011	71,482,000	$0.7	$330.5	$20.6	$(117.9)	$8.1	$242.0
Stock compensation (non-cash)	—	—	6.5	—	—	—	6.5
Issuance of common stock	3,750,000	0.1	66.0	—	—	—	66.1
Common stock issued under stock incentive plans, net	200,000	—	(0.1)	—	—	—	(0.1)
Dividends to equity holders and related equity payments, net of taxes	—	—	(0.7)	—	—	—	(0.7)
Distributions paid to non-controlling interests, net	—	—	—	—	—	(2.2)	(2.2)
Acquired non-controlling interests	—	—	—	—	—	2.3	2.3
Accretion of redeemable non-controlling interest	—	—	(1.3)	—	—	—	(1.3)
Comprehensive income:
Change in fair value of auction rate securities, net of taxes	—	—	—	0.8	—	—	0.8
Change in fair value of available-for-sale investments, net of taxes	—	—	—	0.2	—	—	0.2
Net income (loss)	—	—	—	—	38.0	(0.5)	37.5
Total comprehensive income				1.0	38.0	(0.5)	38.5
Balance at March 31, 2012	75,432,000	$0.8	$400.9	$21.6	$(79.9)	$7.7	$351.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2011	2012
	(In millions)
Operating activities:
Net income	$1.6	$37.5
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5.4	0.5
Depreciation and amortization	131.6	191.3
Amortization of loan costs	4.3	4.8
Accretion of principal on notes	10.6	6.2
Debt extinguishment costs	—	38.9
Acquisition related expenses	11.9	13.8
Stock compensation	3.6	6.5
Deferred income taxes	6.5	15.4
Other	1.9	(0.9)
Changes in operating assets and liabilities, net of the impact of acquisitions	38.0	(303.1)
Net cash provided by operating activities – continuing operations	215.4	10.9
Net cash used in operating activities – discontinued operations	(5.4)	(0.5)
Net cash provided by operating activities	210.0	10.4

Investing activities:
Acquisitions and related expenses, net of cash acquired	(463.9)	(213.7)
Capital expenditures	(139.1)	(196.1)
Proceeds from sale of investments in securities	110.9	77.8
Purchases of investments in securities	—	(66.0)
Net deposits to restricted cash and escrow fund	—	(40.6)
Other investing activities	(2.1)	2.4
Net cash used in investing activities	(494.2)	(436.2)

Financing activities:
Payments of long-term debt and capital lease obligations	(6.6)	(547.7)
Proceeds from debt borrowings	1,011.2	452.2
Payments of debt issuance costs	(25.7)	(7.5)
Dividends to equity holders	(447.2)	(0.7)
Proceeds from issuance of common stock	—	67.5
Payments of IPO related costs	—	(6.9)
Payments of tender premiums on note redemption	—	(27.6)
Other financing activities	(2.5)	(2.5)
Net cash provided by (used in) financing activities	529.2	(73.2)
Net increase (decrease) in cash and cash equivalents	245.0	(499.0)
Cash and cash equivalents, beginning of period	257.6	936.6
Cash and cash equivalents, end of period	$502.6	$437.6

Supplemental cash flow information:
Net cash paid for interest	$116.1	$143.8
Net cash paid for income taxes	$0.5	$0.9

See accompanying notes.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION
Initial Public Offering
In June 2011, Vanguard Health Systems, Inc. (the “Company”) completed the initial public offering of 25,000,000 shares of common stock. The Company’s common stock is now traded on the New York Stock Exchange (symbol “VHS”). Including the exercise of the underwriters’ over-allotment option in July 2011 of 3,750,000 shares, a total of 28,750,000 shares were sold. Immediately prior to the public offering, the Company completed a 59.584218-to-1 split of its issued and outstanding common shares. All common share and per common share amounts in these condensed consolidated financial statements and notes to the condensed consolidated financial statements reflect the stock split.
The Company is an investor-owned healthcare company whose subsidiaries and affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of March 31, 2012, the Company’s subsidiaries and affiliates owned and operated 28 acute care and specialty hospitals with 7,064 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. The Company also owns managed health plans in Chicago, Illinois; Harlingen, Texas; and Phoenix, Arizona and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by the Company. The Company generally defines control as the ownership of the majority of an entity’s voting interests. The Company also consolidates any variable interest entities for which it is deemed to be the primary beneficiary. All material intercompany accounts and transactions have been eliminated. Certain prior year amounts from the accompanying condensed consolidated financial statements have been reclassified to conform to current year presentation, including the impact of the presentation of the provision for doubtful accounts as further discussed in Note 2. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain corporate office costs, which approximated $17.0 million and $19.0 million for the three months ended March 31, 2011 and 2012, respectively, and $50.7 million and $45.3 million for the nine months ended March 31, 2011 and 2012, respectively.
The unaudited condensed consolidated financial statements as of March 31, 2012 and for the three and nine months ended March 31, 2011 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2012. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2011 included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2012.
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
The allowance for doubtful accounts was approximately $205.0 million and $322.0 million as of June 30, 2011 and March 31, 2012, respectively. These balances as a percent of accounts receivable net of contractual adjustments were approximately 29.7% and 32.2% as of June 30, 2011 and March 31, 2012, respectively. On a same hospital basis, the Company’s combined allowance for doubtful accounts, uninsured discounts and charity care covered approximately 92.5% and 100.8% of combined uninsured and self-pay after insurance accounts receivable as of June 30, 2011 and March 31, 2012, respectively.
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
In the ordinary course of business, the Company provides services to patients who are financially unable to pay for hospital care. The Company includes charity care as a revenue deduction measured by the value of its services, based on standard charges, to patients who qualify under the Company’s charity care policy (typically those who meet certain minimum income guidelines and do not otherwise qualify for reimbursement under a governmental program). The estimated cost incurred by the Company to provide these services to patients who qualify for charity care was approximately $10.1 million and $16.2 million for three months ended March 31, 2011 and 2012, respectively, and $22.2 million and $47.7 million for the nine months ended March 31, 2011 and 2012, respectively. These estimates were determined using a ratio of cost to gross charges calculated from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

3. MEDICARE AND MEDICAID EHR INCENTIVES
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified electronic health record (“EHR”) technology. For Medicare and Medicaid EHR incentive payments prior to the quarter ended December 31, 2011, the Company utilized a grant accounting model to recognize these revenues. Under this accounting policy, EHR incentive payments were recognized as revenues when attestation that the EHR meaningful use criteria for the required period of time was demonstrated and were recognized ratably over the relevant cost report period to determine the amount of reimbursement. Accordingly, the Company recognized approximately $11.9 million of EHR revenues during its fiscal year ended June 30, 2011, comprised of $6.1 million of Medicaid revenues and $5.8 million of Medicare revenues. During the quarter ended September 30, 2011, the Company recognized approximately $7.2 million of EHR revenues, comprised of $5.1 million of Medicaid revenues and $2.1 million of Medicare revenues.

During the quarter ended December 31, 2011, the Company reclassified $7.2 million of revenues recognized during the quarter ended September 30, 2011 from revenues to other income, as separately stated in the costs and expenses section of the Company's statement of operations. Additionally, the Company recorded $15.4 million of other income related to EHR incentive payments during the quarter ended December 31, 2011, $13.3 million of which related to Medicaid and $2.1 million of which related to Medicare. During the quarter ended December 31, 2011, the Company began utilizing the contingency accounting model for recognition of Medicare and Medicaid EHR incentive payments. Under the contingency model, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied. For Medicaid EHR incentive payments, recognition occurs at the time meaningful use criteria are met and formally documented since Medicaid payments for the states in which the Company operates are based upon historical cost reports with no subsequent payment adjustment. For Medicare EHR incentive payments, recognition will be deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known.

The Company has concluded that it should have applied the contingency model to account for Medicare and Medicaid EHR incentive payments beginning in its year ended June 30, 2011. If the Company had utilized the contingency model from the time that EHR incentive payments commenced, net income attributable to the Company's stockholders would have been reduced by $1.1 million, reduced by $2.5 million and increased by $3.6 million for the year ended June 30, 2011, the quarter ended September 30, 2011 and the quarter ended December 31, 2011, respectively, which amounts the Company deems not material. To correct these errors, the Company is retroactively applying the contingency model for the year ended June 30, 2011, the quarter ended September 30, 2011 and the quarter ended December 31, 2011. To reflect this correction in the Company's March 31, 2012 condensed consolidated financial statements, the Company increased its June 30, 2011 current deferred tax assets by $0.7 million, increased other accrued expenses and current liabilities by $1.8 million and decreased retained earnings by $1.1 million on the accompanying condensed consolidated balance sheets. In addition, the Company increased net income attributable to Vanguard Health Systems, Inc. stockholders by $1.1 million for the nine months ended March 31, 2012 on the accompanying condensed consolidated statements of operations to retroactively apply this correction to its current year results of operations. The $1.1 million net impact of this correction reflected in the Company's results of operations for the nine months ended March 31, 2012 was comprised of a $2.5 million decrease for the three months ended September 30, 2011 ($4.1 million decrease to Medicare and Medicaid EHR incentives, net of a $1.6 million income tax benefit) and a $3.6 million increase for the three months ended December 31, 2011 ($5.9 million increase to Medicare and Medicaid EHR incentives, net of a $2.3 million income tax expense).

The Company recognized approximately $2.4 million of other income related to Medicaid EHR incentives during the quarter ended March 31, 2012 under the contingency model. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. As of March 31, 2012, the Company had no deferred EHR incentive income on its condensed consolidated balance sheet.

4. BUSINESS COMBINATIONS
Acquisition related expenses were $6.9 million and $1.2 million for three months ended March 31, 2011 and 2012, respectively, and $11.9 million and $13.8 million for the nine months ended March 31, 2011 and 2012, respectively. Most of the acquisition related expenses during the nine months ended March 31, 2012 relate to the acquisition of Valley Baptist Health System and are included in acquisition related expenses on the accompanying condensed consolidated statements of operations.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Acquisition of Valley Baptist
Effective September 1, 2011, the Company acquired substantially all of the assets of Valley Baptist Medical Center, a 586-bed acute care hospital in Harlingen, Texas, and Valley Baptist Medical Center—Brownsville, a 280-bed acute care hospital in Brownsville, Texas, as well as the assets of certain other incidental healthcare businesses, partnerships, physician practices and medical office buildings operated as part of such hospital businesses (collectively “Valley Baptist”). The Company paid approximately $200.5 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, the Company also assumed certain of the seller’s debt and issued a 49% non-controlling interest in the partnership to the seller. The Company funded the cash investment with cash on hand.
The Valley Baptist partnership is consolidated by the Company. In connection with this acquisition, the Company entered into a management agreement, pursuant to which the Company is responsible for the management of Valley Baptist’s operations.
The Valley Baptist purchase price is subject to working capital and certain other customary post-closing adjustments once the closing balance sheets for the hospital businesses become available. The purchase price is required to be allocated to identifiable assets acquired, liabilities assumed and non-controlling interests based upon their estimated fair values as of September 1, 2011. The redeemable non-controlling interest resulted from an option the seller was granted as part of the acquisition to require the Company to redeem all or a portion of the seller's 49% equity interest in the partnership on the third or fifth anniversary of the acquisition date at a stated redemption value. The carrying value of the redeemable non-controlling interest has been determined based upon the discounted expected redemption value as of March 31, 2012. Each reporting period the Company accretes the carrying value up to the expected redemption value during the three years subsequent to acquisition. If Valley Baptist exercises this option, the Company may purchase the non-controlling interest with cash or by issuing stock. If the option is exercised, it is the Company’s intent to settle the purchase in cash. If the option were to be settled in shares, approximately 5,965,000 shares of the Company’s common stock would be required to be issued based upon the closing price of the Company’s common stock on March 30, 2012. Any excess of the purchase price allocation over the fair values of the assets acquired, liabilities assumed and non-controlling interests is recorded as goodwill. The Company is in the process of finalizing the purchase price allocation for the assets acquired and liabilities assumed; therefore, the fair values set forth below (in millions) are subject to adjustment once the valuations are complete.

Accounts receivable	$43.1
Inventories	7.2
Prepaid expenses and other current assets	16.6
Property and equipment	246.3
Goodwill	8.0
Other assets	11.1
Total assets acquired	332.3

Accounts payable	29.7
Other current liabilities	24.5
Other long-term liabilities	14.3
Long-term debt and capital leases	12.6
Redeemable non-controlling interest	51.2
Non-controlling interests	(0.5)
Total liabilities and equity assumed	131.8
Net assets acquired	$200.5
Pro Forma Information
Revenues of approximately $253.5 million for the Valley Baptist acquisition (effective September 1, 2011) are included in the Company’s condensed consolidated statement of operations for the nine months ended March 31, 2012. The following table provides certain pro forma financial information for the Company as if the Valley Baptist acquisition, the Detroit Medical Center ("DMC") acquisition (effective January 1, 2011) and the Company's acquisition of two hospitals from Resurrection Health Care (effective August 1, 2010) occurred at the beginning of fiscal year 2011 (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine months ended
	March 31,
	2011	2012
Total revenues	$4,443.3	$4,552.2
Income from continuing operations, before income taxes	$25.5	$53.3

5. FAIR VALUE MEASUREMENTS
The Company’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2012 (in millions). The following table also indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

	Balance at March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States short-term treasury bills	$21.0	$0.1	$20.9	$—
Corporate bonds	12.5	—	12.5	—
Common stock—domestic	10.4	0.1	10.3	—
Common stock—international	8.7	8.4	0.3	—
Preferred stock—international	0.2	0.2	—	—
Investments in securities	$52.8	$8.8	$44.0	$—
The following table provides a reconciliation of the beginning and ending balances for the nine months ended March 31, 2012 for those fair value measurements using Level 3 significant unobservable inputs (in millions).

	Balance at June 30, 2011	Redemptions	Realized loss on redemptions	Increase in fair value, pre tax	Balance at March 31, 2012
Auction rate securities	$8.8	$(10.0)	$—	$1.2	$—
Investments in securities
As of March 31, 2012, the Company held $52.8 million in total available-for-sale investments in debt and equity securities, which are included in investments in securities on the condensed consolidated balance sheets. The investment securities are held within one of the Company’s wholly-owned captive insurance subsidiaries for the purpose of providing the funding source to pay professional liability claims.
Investments in corporate bonds, valued at approximately $12.5 million at March 31, 2012, consist of corporate bonds and other fixed income investments with average maturities of approximately 10 years.
The Company calculates realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $51.1 million as of March 31, 2012. The investments in securities are classified as “available-for-sale” and are recorded at fair value. The Company adjusts the book value of these investments to fair value on a quarterly basis.
The following table provides a reconciliation of the beginning and ending balance for investment securities, exclusive of the auction rate securities, for the nine months ended March 31, 2012 (in millions).

Fair value at June 30, 2011	Proceeds from sales	Purchases of securities	Realized gain on sales, pre-tax	Increase in fair value, pre-tax	Fair value at March 31, 2012

$54.5	$(67.8)	$66.0	$0.1	$—	$52.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company determines whether an other-than-temporary decline in market value has occurred by considering the duration that, and extent to which, the fair value of the investment security is below its amortized cost, the financial condition and near-term prospects of the issuer or underlying collateral of a security; and the Company’s intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity and debt securities that the Company intends to sell or would be more likely than not be required to sell before the expected recovery of the amortized cost basis are charged to other (income) or expense in the period in which the loss occurs. The gross unrealized gain for the investments in securities was approximately $1.7 million ($1.2 million, net of taxes) at March 31, 2012.
Cash and Cash Equivalents, Restricted Cash and Escrowed Funds
The carrying amounts reported for cash and cash equivalents, restricted cash and escrowed cash for capital commitments all approximate fair value because of the short-term maturity of these instruments.
Accounts Receivable and Accounts Payable
The carrying amounts reported for accounts receivable and accounts payable approximate fair value because of the short-term maturity of these instruments.
Long-Term Debt
The fair values of the 8.0% Senior Unsecured Notes, the 2010 term loan facility, the 7.750% Senior Notes, the 10.375% Senior Discount Notes and capital leases as of March 31, 2012 were approximately $1,198.5 million, $802.8 million, $698.7 million, $15.2 million and $17.7 million, respectively, based upon stated market prices (Level 1) for the notes and quoted market prices and interest rates (Level 2) for the term loan facility and capital leases.

6. STOCK-BASED COMPENSATION
The Company issues stock-based awards, including stock options and other stock-based awards (restricted stock units and performance-based awards) in accordance with the Company’s various Board-approved compensation plans.
In June 2011, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), which effectively replaced the 2004 Stock Incentive Plan (the "2004 Plan"), from which stock-based awards were granted prior to the initial public offering. The 2011 Plan allows for the issuance of 14,000,000 shares of common stock, all of which may be granted as incentive stock awards. During the three months ended March 31, 2012, the Company granted 52,871 time-based restricted stock units. As of March 31, 2012, there were 5,379,577 options and 540,173 restricted stock units outstanding under the 2004 Plan and 1,392,899 options, 1,269,027 restricted stock units and 1,530,139 shares of restricted stock outstanding under the 2011 Plan. The options issued to date during fiscal year 2012 vest and become exercisable ratably over three years, while the time-based and performance-based restricted stock units vest ratably over four years.
As of March 31, 2012, included in the outstanding 1,269,027 restricted stock units under the 2011 Plan were 493,606 performance-based restricted stock units. The actual number of performance units earned may be increased or decreased based upon the Company’s fiscal 2012 financial performance. The Company recognized estimated expense for the nine months ended March 31, 2012 for the performance units based upon the Company achieving 100% of the its financial performance metrics for fiscal 2012.
The Company recognized stock compensation expense related to outstanding equity awards of $0.7 million and $1.9 million for the three months ended March 31, 2011 and 2012, respectively, and $3.6 million and $6.5 million for the nine months ended March 31, 2011 and 2012, respectively. Compensation cost related to stock-based awards will be adjusted for future changes in estimated forfeitures and actual results of performance measures.

7. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying condensed consolidated balance sheets as of June 30, 2011 and March 31, 2012 (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Gross Carrying Amount		Accumulated Amortization
Class of Intangible Asset	June 30, 2011	March 31, 2012	June 30, 2011	March 31, 2012
Amortized intangible assets:
Deferred loan costs	$65.0	$61.4	$8.2	$12.2
Contracts	31.4	31.4	21.2	23.5
Physician income and other guarantees	35.4	42.7	29.8	33.6
Other	8.9	9.1	3.5	4.5
Subtotal	140.7	144.6	62.7	73.8
Indefinite-lived intangible assets:
License and accreditation	16.0	20.3	—	—
Total	$156.7	$164.9	$62.7	$73.8
Amortization expense for contract-based intangibles and other intangible assets was approximately $1.1 million and $1.0 million for the three months ended March 31, 2011 and 2012, respectively, and $3.1 million and $3.3 million for the nine months ended March 31, 2011 and 2012, respectively.
Amortization of deferred loan costs of approximately $1.8 million and $1.6 million during the three months ended March 31, 2011 and 2012, respectively, and $4.3 million and $4.8 million during the nine months ended March 31, 2011 and 2012, respectively, is included in net interest. In conjunction with the redemption of a significant portion of the 10.375% Senior Discount Notes during the Company's first fiscal quarter of 2012, as discussed in Note 8, approximately $12.0 million of gross deferred loan costs and $0.8 of related accumulated amortization were recorded as debt extinguishment costs in the nine months ended March 31, 2012. During the three months ended March 31, 2012, the Company capitalized $8.5 million of deferred loan costs related to the 7.75% Senior Notes supplemental indenture on March 30, 2012, as further discussed in Note 8.
Amortization of physician income and other guarantees of approximately $0.6 million and $1.3 million during the three months ended March 31, 2011 and 2012, respectively, and $3.1 million and $3.9 million for the nine months ended March 31, 2011 and 2012, respectively, is included in other operating expenses.
During the nine months ended March 31, 2012, goodwill increased by approximately $12.7 million, with approximately $8.7 million and $4.0 million of this increase related to the acute care services segment acquisitions and the health plan services segment acquisitions, respectively.

8. FINANCING ARRANGEMENTS
A summary of the Company’s long-term debt as of June 30, 2011 and March 31, 2012 follows (in millions).

	June 30, 2011	March 31, 2012
10.375% Senior Discount Notes due 2016	$465.0	$11.8
8.0% Senior Unsecured Notes due 2018	1,156.3	1,158.4
7.750% Senior Notes due 2019	350.0	722.2
Term loans payable under credit facility due 2016	806.9	800.8
Capital leases and other long-term debt	9.4	17.7
	2,787.6	2,710.9
Less: current maturities	(461.8)	(11.8)
	$2,325.8	$2,699.1
7.750% Senior Notes

On March 30, 2012, the Company issued $375.0 million ($372.2 million cash proceeds net of original issue discount) aggregate principal amount of 7.750% Senior Notes due 2019 (the “New Notes”) in a private placement pursuant to the indenture, dated as of January 26, 2011 (the "Indenture"), governing its existing 7.750% Senior Notes due 2019 (the “Existing Notes”). The New Notes bear interest at a rate of 7.750% per annum. The Company pays interest semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2012. The New Notes mature on February 1, 2019. The New Notes were issued at an offering price of 99.25% plus accrued interest from February 1, 2012. The discount of $2.8 million will be accreted to par over the remaining term of the New Notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The New Notes are expected to be treated as a single series with the Existing Notes, except that (i) the New Notes are subject to a separate registration rights agreement and (ii) unless and until the New Notes are registered, the New Notes will have a different CUSIP number from that of the Existing Notes and will not be fungible with the Existing Notes. The Company intends to use the net proceeds from the offering of the New Notes for general corporate purposes, which may include, but not be limited to, working capital, capital expenditures, acquisitions, and to pay the fees and expenses incurred in connection with the offering. The Company used a portion of the net proceeds from the offering of the New Notes to repay all indebtedness outstanding under the Company's revolving credit facility on March 30, 2012.

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
During the three months ended September 30, 2011, the Company used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem approximately $450.0 million accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums related thereto. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed and resulted in the recognition of debt extinguishment costs of approximately $38.9 million, ($25.3 million net of taxes or $0.32 per share), representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. During the three months ended March 31, 2012, the Company redeemed approximately $3.7 million of Senior Discount Notes through privately negotiated transactions. The remaining outstanding Senior Discount Notes are not callable until February 1, 2013.
Credit Facility Debt
The Company's senior secured credit facilities include a six-year term loan facility (“2010 term loan facility”) in the amount of $815.0 million and a five-year $260.0 million revolving credit facility (the “2010 revolving facility”). The Company’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $225.6 million as of March 31, 2012. In April 2012, Vanguard received commitments to increase the borrowing capacity available under the Company's $260.0 million senior secured revolving credit facility by $105.0 million to $365.0 million. For additional information about the increased availability see Note 17 Subsequent Events.
The 2010 term loan facility bears interest at a rate equal to, at the Company’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or an alternate base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.0% as of March 31, 2012. The Company also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until the maturity of the term debt.

Borrowings under the 2010 term loan facility bear interest at a rate equal to, at the Company's option, LIBOR (subject to a 1.50% LIBOR floor) plus 3.50% per annum or an alternate base rate plus 2.50% per annum. Borrowings under the 2010 revolving facility bear interest at a rate equal to, at the Company's option, LIBOR plus an applicable margin ranging from 3.25% to 3.50% per annum or an alternate base rate plus an applicable margin ranging from 2.25% to 2.50% per annum, in each case subject to the lower end of the range should the Company's leverage ratio decrease below a certain designated level. Each of LIBOR and the base rate under the 2010 term loan facility is subject to a minimum rate of interest. The Company paid an upfront fee to the lenders equal to a percentage of such lender's initial term loan under the 2010 term loan facility. The Company also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder, such commitment fee being subject to a decrease should the Company's leverage ratio decrease below a certain designated level. The Company also pays customary letter of credit fees under this facility.

9. DMC PENSION PLAN
A summary of the components of net pension plan expense (credit) for the Company’s defined benefit pension plan for the nine months ended March 31, 2012 are as follows (in millions):

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Interest cost on projected benefit obligation	$39.0
Expected return on assets	(42.9)
Total net pension plan (credit)	$(3.9)
The accompanying condensed consolidated balance sheets as of June 30, 2011 and March 31, 2012 include a long-term liability for the DMC pension plan (the “DMC Pension Plan”) of approximately $188.0 million and $164.8 million, respectively. The Company recognizes changes in the funded status of the DMC Pension Plan as a direct increase or decrease to stockholders' equity through accumulated other comprehensive income. The cumulative increase in equity recognized by the Company as of June 30, 2011 and March 31, 2012 was $31.8 million ($19.7 million, net of tax) in the accompanying condensed consolidated balance sheets.
The Company made cash contributions of $19.2 million related to the DMC Pension Plan during the nine months ended March 31, 2012.

10. COMPREHENSIVE INCOME
Comprehensive income consists of two components: net income (loss) attributable to Vanguard Health Systems, Inc. stockholders and other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under the guidance related to accounting for comprehensive income are recorded as elements of equity, but are excluded from net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. The following table presents the components of comprehensive income, net of taxes, for the three and nine months ended March 31, 2011 and 2012 (in millions).

	Three months ended March 31,		Nine months ended March 31,
	2011	2012	2011	2012
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$2.8	$44.0	$(1.0)	$38.0
Change in fair value of investments in securities	2.3	3.0	5.3	1.2
Change in income tax expense	(0.7)	(1.0)	(1.9)	(0.2)
Net income (loss) attributable to non-controlling interests	0.8	1.0	2.6	(0.5)
Comprehensive income	$5.2	$47.0	$5.0	$38.5
The components of accumulated other comprehensive income, net of taxes, as of June 30, 2011 and March 31, 2012 are as follows (in millions):

	June 30, 2011	March 31, 2012
Unrealized holding gain (loss) on investments in securities	$0.5	$1.7
Defined benefit pension plan	31.8	31.8
Post-employment defined benefit plan	0.9	0.9
Income tax expense	(12.6)	(12.8)
Accumulated other comprehensive income	$20.6	$21.6

11. EARNINGS PER SHARE
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of restricted common shares and the dilutive effect of outstanding stock options, warrants for equity incentive units and restricted stock units, computed using the treasury stock method. Performance-based restricted stock units are not included as dilutive shares until the applicable performance measures are achieved.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three and nine months ended March 31, 2011 and 2012 (dollars in millions, except per share and share amounts):

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended March 31,		Nine months ended March 31,
	2011	2012	2011	2012
Numerator for basic and diluted earnings (loss) per share:
Income from continuing operations	$6.0	$44.1	$4.4	$38.5
Loss from discontinued operations	(3.2)	(0.1)	(5.4)	(0.5)
Accretion of redeemable non-controlling interest, net of taxes	—	(0.4)	—	(0.8)
	$2.8	$43.6	$(1.0)	$37.2
Denominator:
Weighted average common shares outstanding	44,668	75,383	44,646	75,187
Effect of dilutive securities	4,301	3,550	4,124	3,575
	48,969	78,933	48,770	78,762
Basic net earnings (loss) per share:
Basic earnings from continuing operations	$0.13	$0.58	$0.10	$0.50
Basic loss from discontinued operations	(0.07)	—	(0.12)	(0.01)
	$0.06	$0.58	$(0.02)	$0.49
Diluted net earnings (loss) per share:
Diluted earnings from continuing operations	$0.12	$0.55	$0.08	$0.48
Diluted loss from discontinued operations	(0.07)	—	(0.10)	(0.01)
	$0.05	$0.55	$(0.02)	$0.47

12. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions):

	Nine months ended March 31,
	2011	2012
Current:
Federal	$2.4	$2.2
State	2.8	2.8
Total current	5.2	5.0
Deferred:
Federal	3.4	13.4
State	(0.6)	0.7
Total deferred	2.8	14.1
Change in valuation allowance	3.7	1.3
Total income tax expense	$11.7	$20.4
As of March 31, 2012, the Company had generated net operating loss (“NOL”) carryforwards for federal income tax and state income tax purposes of approximately $18.1 million and $676.0 million, respectively. When the NOL carryforwards have been exhausted, the Company will record a reduction to current taxes payable and an increase to additional paid-in capital of $1.4 million relative to stock option exercises. The remaining federal and state NOL carryforwards expire from 2020 to 2032 and 2012 to 2032, respectively.
The tax expense for the nine months ended March 31, 2012 includes a $4.5 million reduction in the Company's reserve for an uncertain tax position relating to success-based transaction costs incurred in the recapitalization of the Company during its fiscal year ended June 30, 2005. The IRS issued an audit directive on July 28, 2011 instructing its examining agents not to challenge success-based transaction costs that meet certain safe harbor conditions stipulated in the directive. Management has determined that the success-based transaction costs incurred during the Company's fiscal year ended June 30, 2005 are within the scope and parameters of the IRS audit directive safe harbor and therefore has reversed the tax reserves related to these transaction costs during the nine months ended March 31, 2012. In addition, the Company recorded an $8.5 million reduction in the Company's reserve for uncertain tax positions relating to tangible property due to regulations and related pronouncements

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

issued by the IRS during the quarter ended March 31, 2012. Due to the fact that the Company has a federal NOL carryforward, the $8.5 million reduction impacted deferred tax assets instead of tax expense during the three months ended March 31, 2012.
The Company’s U.S. federal income tax returns for tax years 2006 and subsequent years remain subject to examination by the IRS.

13. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income” (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 would eliminate the Company’s currently elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 would require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. As of March 31, 2012, the Company recognized comprehensive income related to changes in the fair value of investments in securities and certain defined benefit plans (see Note 10). In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income” (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-12 (“ASU 2011-12”). The ASU 2011-12 deferral was issued due to certain stakeholder concerns surrounding the implementation and requirements of ASU No. 2011-05. The adoption of this change in presentation, required for the Company's interim periods subsequent to July 1, 2012, is not expected to have an impact on the Company’s financial position, results of operations or cash flows.
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

14. SEGMENT INFORMATION
The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e., urban markets). Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of MacNeal Health Plan, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago, Illinois area, Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona, Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona, and Valley Baptist Insurance Company (“VBIC”), which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas. The following tables provide unaudited condensed financial information by operating segment for the three and nine months ended March 31, 2011 and 2012, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended March 31, 2011
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,194.6	$—	$—	$1,194.6
Premium revenues	—	213.9	—	213.9
Intersegment revenues	11.4	—	(11.4)	—
Total revenues	1,206.0	213.9	(11.4)	1,408.5

Salaries and benefits (excludes stock compensation)	641.6	8.6	—	650.2
Health plan claims expense (1)	—	169.1	—	169.1
Supplies	207.8	—	—	207.8
Other operating expenses-external	242.6	10.2	—	252.8
Operating expenses-intersegment	—	11.4	(11.4)	—
Segment EBITDA (2)	114.0	14.6	—	128.6
Less:
Interest, net	47.8	0.2	—	48.0
Depreciation and amortization	54.7	1.1	—	55.8
Stock compensation	0.7	—	—	0.7
Loss on disposal of assets	0.8	—	—	0.8
Monitoring fees and expenses	1.2	—	—	1.2
Acquisition related expenses	6.9	—	—	6.9
Impairment and restructuring charges	5.1	—	—	5.1
Pension credits	(1.1)	—	—	(1.1)
Income (loss) from continuing operations before income taxes	$(2.1)	$13.3	$—	$11.2

Capital expenditures	$59.7	$—	$—	$59.7

____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended March 31, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,391.7	$—	$—	$1,391.7
Premium revenues	—	190.8	—	190.8
Intersegment revenues	13.0	—	(13.0)	—
Total revenues	1,404.7	190.8	(13.0)	1,582.5

Salaries and benefits (excludes stock compensation)	710.4	9.5	—	719.9
Health plan claims expense (1)	—	146.6	—	146.6
Supplies	235.5	—	—	235.5
Other operating expenses-external	297.5	8.8	—	306.3
Operating expenses-intersegment	—	13.0	(13.0)	—
Medicare and Medicaid EHR incentives	(2.4)	—	—	(2.4)
Segment EBITDA (2)	163.7	12.9	—	176.6
Less:
Interest, net	43.9	(0.5)	—	43.4
Depreciation and amortization	61.9	1.0	—	62.9
Equity method income	(1.1)	—	—	(1.1)
Stock compensation	1.9	—	—	1.9
Loss on disposal of assets	0.2	—	—	0.2
Acquisition related expenses	1.2	—	—	1.2
Pension credits	(1.3)	—	—	(1.3)
Income from continuing operations before income taxes	$57.0	$12.4	$—	$69.4

Capital expenditures	$58.6	$0.3	$—	$58.9

 ____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine months ended March 31, 2011
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$2,533.7	$—	$—	$2,533.7
Premium revenues	—	646.3	—	646.3
Intersegment revenues	33.2	—	(33.2)	—
Total revenues	2,566.9	646.3	(33.2)	3,180.0

Salaries and benefits (excludes stock compensation)	1,352.5	25.1	—	1,377.6
Health plan claims expense (1)	—	508.0	—	508.0
Supplies	462.2	0.1	—	462.3
Other operating expenses-external	508.5	30.9	—	539.4
Operating expenses-intersegment	—	33.2	(33.2)	—
Segment EBITDA (2)	243.7	49.0	—	292.7
Less:
Interest, net	118.9	(1.0)	—	117.9
Depreciation and amortization	128.3	3.3	—	131.6
Equity method income	(0.6)	—	—	(0.6)
Stock compensation	3.6	—	—	3.6
Loss on disposal of assets	0.9	—	—	0.9
Realized gain on investments	0.1	—	—	0.1
Monitoring fees and expenses	3.7	—	—	3.7
Acquisition related expenses	11.9	—	—	11.9
Impairment and restructuring charges	6.0	—	—	6.0
Pension credits	(1.1)	—	—	(1.1)
Income (loss) from continuing operations before income taxes	$(28.0)	$46.7	$—	$18.7

Segment assets	$4,001.6	$160.6	$—	$4,162.2

Capital expenditures	$139.0	$0.1	$—	$139.1
____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine months ended March 31, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$3,903.6	$—	$—	$3,903.6
Premium revenues	—	590.6	—	590.6
Intersegment revenues	32.1	—	(32.1)	—
Total revenues	3,935.7	590.6	(32.1)	4,494.2

Salaries and benefits (excludes stock compensation)	2,054.8	27.9	—	2,082.7
Health plan claims expense (1)	—	458.6	—	458.6
Supplies	676.9	0.1	—	677.0
Other operating expenses-external	836.2	31.6	—	867.8
Operating expenses-intersegment	—	32.1	(32.1)	—
Medicare and Medicaid EHR incentives	(26.8)	—	—	(26.8)
Segment EBITDA (2)	394.6	40.3	—	434.9
Less:
Interest, net	133.8	(1.4)	—	132.4
Depreciation and amortization	188.0	3.3	—	191.3
Equity method income	(1.8)	—	—	(1.8)
Stock compensation	6.5	—	—	6.5
Gain on disposal of assets	(0.6)	—	—	(0.6)
Acquisition related expenses	13.8	—	—	13.8
Debt extinguishment costs	38.9	—	—	38.9
Impairment and restructuring charges	(0.1)	—	—	(0.1)
Pension credits	(3.9)	—	—	(3.9)
Income from continuing operations before income taxes	$20.0	$38.4	$—	$58.4

Segment assets	$4,457.2	$229.6	$—	$4,686.8

Capital expenditures	$195.2	$0.9	$—	$196.1
____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges and pension expense (credits). Management uses Segment EBITDA to measure performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15. CONTINGENCIES AND HEALTHCARE REGULATION
Contingencies
The Company is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position or results of operations, except the matters discussed below under “Governmental Regulation” and "Antitrust Lawsuits" could have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.
Capital Expenditure Commitments
As part of its acquisition of DMC, the Company committed to spend a total of $850.0 million over a five-year period, $500.0 million of which related to a specific list of expansion projects. As of March 31, 2012, the Company had spent approximately $112.3 million related to this commitment, including approximately $51.9 million related to the specific project list. Under the terms of the DMC acquisition agreement, the Company was required to spend at least $80.0 million related to the specific list of expansion projects through December 31, 2011. Since this commitment was not met, in February 2012 the Company deposited $41.8 million of cash into an escrow account restricted for the purpose of funding capital expenditures related to the specific project list until the escrow is depleted. The cash escrow funds will be utilized to fund DMC capital expenditures on the specific project list incurred subsequent to January 1, 2012. Since funding the escrow, the Company had drawn approximately $1.4 million from the account for reimbursement of capital expenditures related to the specific project list through March 31, 2012. As of March 31, 2012, the Company estimated its remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $24.6 million.
Professional and General Liability Insurance
Given the nature of its operations, the Company is subject to professional and general liability claims and related lawsuits in the ordinary course of business. The Company maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention is maintained through the Company’s captive insurance subsidiaries and/or other of its subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010.
Due to changes in claims development related to prior years, the Company increased its professional and general liability reserve by $4.6 million ($2.8 million, or $0.04 per diluted share, net of taxes) for the three months ended March 31, 2012 and reduced its professional and general liability reserve by $2.5 million ($1.5 million, or $0.02 per diluted share, net of taxes) for the nine months ended March 31, 2012. During the three and nine months ended March 31, 2011, the Company reduced its professional and general liability reserve by $1.2 million ($0.7 million, or $0.01 per diluted share, net of taxes) and $2.4 million ($1.4 million, or $0.03 per diluted share, net of taxes), respectively, for changes in claims development related to prior years.
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
Net adjustments for final third party settlements, excluding the updated estimates related to the Medicare rural floor settlement and Supplemental Security Income ("SSI") ratio described below, positively impacted the Company’s income (loss) from continuing operations before income taxes by $1.8 million ($1.1 million, or $0.01 per diluted share, net of taxes) for the three months ended March 31, 2012, and by $5.4 million ($3.3 million, or $0.06 per diluted share, net of taxes) and $6.7 million ($4.1 million, or $0.05 per diluted share, net of taxes) for the nine months ended March 31, 2011 and 2012, respectively. There were no adjustments for final third party settlements for the three months ended March 31, 2011.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Rural Floor Provision

The Balanced Budget Act of 1997 ("BBA") established a rural floor provision, by which an urban hospital's wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, the Centers for Medicare & Medicaid Services ("CMS") was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment ("RFBNA") to reduce other wage indexes in order to maintain the same level of payments. Litigation has been pending for several years contending that CMS had miscalculated the RFBNA since 1999.

The related litigation was settled in April 2012. As a result of the settlement, the Company expects to receive additional Medicare payments of approximately $40.6 million on or about June 30, 2012. This amount was recorded as additional revenues during the three months ended March 31, 2012. Estimated direct related expenses of approximately $7.8 million were recorded for the three months ended March 31, 2012. Net income attributable to Vanguard Health Systems, Inc. stockholders was positively impacted from the rural floor provision by $21.7 million ($0.28 per diluted share) for the three months ended March 31, 2012.

Supplemental Security Income Payment Calculations

During March 2012, CMS issued new SSI ratios used for calculating Medicare Disproportionate Share Hospital ("DSH") reimbursement for federal fiscal years ("FYs") ending September 30, 2006 through September 30, 2009. As a result of these new SSI ratios, U.S. hospitals must recalculate their Medicare DSH reimbursement for the affected years and record adjustments for any differences in estimated reimbursement as a part of their annual cost report settlement process. Historically, CMS issued each hospital its SSI ratio annually, several months after the end of each fiscal year. However, CMS delayed issuing final SSI ratios for years after FY 2005 likely due to a court case challenging the government's computation of SSI ratios. This challenge, which began in 2006, was resolved in the U.S. Circuit Court of Appeals late last year.

Pending CMS's issuance of new SSI ratios for FY 2006 forward, the Company had utilized the SSI ratios that were most recently provided by CMS in filing its hospital cost reports. The cumulative impact of this updated Medicare reimbursement estimate was an increase in revenues of approximately $9.1 million and an increase to net income attributable to Vanguard Health Systems, Inc. stockholders of $5.3 million ($0.07 per diluted share) the three months ended March 31, 2012.

Charity Care
The Company recorded $35.8 million and $57.4 million of charity care deductions during the three months ended March 31, 2011 and 2012, respectively, and $78.6 million and $169.2 million of charity care deductions during the nine months ended March 31, 2011 and 2012, respectively. See Note 2 for additional disclosures related to the Company’s adoption of ASU 2010-23, for measuring and disclosing the costs of providing charity care.

Governmental Regulation

ICD Matter

In September 2010 the Company received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the Department of Justice ("DOJ") Civil Division, stating that, among other things, (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantible cardioverter defibrillators ("ICDs") which were not medically indicated and/or otherwise violated Medicare payment policy; (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present; (3) the relevant CMS National Coverage Determination excludes Medicare coverage for ICDs implanted for primary prevention in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past three months; (4) DOJ’s initial analysis of claims submitted to Medicare indicates that many of the Company's hospitals may have submitted claims for ICDs and related services that were excluded from coverage; (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient charts and other documents, along with statements under oath; and (6) the Company and its hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter, the Company immediately took steps to retain and preserve all of the Company's information and that of its hospitals related to ICDs.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Published sources report that earlier in 2010 the DOJ served subpoenas on a number of hospitals and health systems for this same ICD Medicare billing issue, but that the DOJ appears later in 2010 to have changed its approach, in that hospitals and health systems have since September 2010 received letters regarding ICDs substantially in the form of the letter that we received, rather than subpoenas. DMC received its letter from DOJ in respect of ICDs in December 2010. The Company understands that the DOJ is investigating hundreds of other hospitals, in addition to its hospitals, for ICD billings, as part of a national enforcement initiative.

The Company has entered into tolling agreements with the DOJ. In addition, the DOJ has advised us that the investigation covers implantations after October 1, 2003, has identified the cases that are the subject of the DOJ’s investigation, and has requested that the Company review the identified cases. The Company understands that the DOJ has made similar requests for self-reviews of the other health systems and hospitals under investigation. To aid in conducting the review, after speaking with numerous lawyers and consultants representing various health systems, the DOJ has identified a number of different categories in which hospitals conducting self-reviews should place the cases. The Company has retained outside experts to review the claims identified by the DOJ. After that process is completed, the Company expects to meet with DOJ representatives to discuss its findings and review. It is expected that the DOJ will focus first on resolving claims with those hospitals that received subpoenas before focusing on facilities that received letter requests.

The Company intends to cooperate fully with the investigation of this matter. To date, the DOJ has not asserted any specific claim of damages against the Company or its hospitals. Because the Company still is in the early stages of this investigation, the Company is unable to predict its timing or outcome at this time. However, as the Company understands that this investigation is being conducted under the False Claims Act ("FCA"), the Company is at risk for significant damages under the FCA’s treble damages and civil monetary penalty provisions if the DOJ concludes that a large percentage of claims for the identified patients are false claims and, as a result, such damages could materially affect the Company's business, financial condition or results of operations.

OIG Subpoena: Physician Compensation Arrangements in Arizona

On March 16, 2012, the Company received a subpoena from the Office of Investigations of the Office of Inspector General (“OIG”) of the U.S. Department of Health and Human Services requesting documents related to the fair market value of compensation paid by VHS Outpatient Clinics, Inc. or its affiliates to five physicians. The Company intends to cooperate fully with the investigation of this matter. To date, the OIG has not asserted any specific claim of damages against the Company or its hospitals. Because the Company is in the early stages of this investigation, the Company is unable to predict its timing or outcome at this time. Any liability under the Anti-Kickback Statute, the Stark Law or the FCA could expose the Company to risk of overpayment recoupment under the Stark Law, damages under the FCA's treble damages and civil monetary penalty provisions, and criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs for violations of the Anti-Kickback Statute, any of which could have a material adverse effect on the Company's business, financial condition or results of operations.

Antitrust Lawsuits

On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against the Company's Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses' compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses' compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys' fees. From 2006 through April 2008 the Company and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, solely the issue of whether the court will certify a class in this suit, the court having bifurcated the class and merit issues. In April 2008 the case was stayed by the judge pending his ruling on plaintiffs' motion for class certification. The Company believes that the allegations contained within this putative class action suit are without merit, and the Company has vigorously worked to defeat class certification. If a class is certified, the Company will continue to defend vigorously against the litigation.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

On the same date in 2006 that this suit was filed against the Company in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by the Company). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, one of which systems was DMC. Since representatives of the Service Employees International Union (“SEIU”) joined plaintiffs' attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, the Company believes that SEIU's involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio and Detroit. The registered nurses in the Company's hospitals in San Antonio and Detroit are currently not members of any union. In the suit in Detroit against DMC, the court did not bifurcate class and merits issues. On March 22,
2012, the judge issued an opinion and order granting in part and denying in part the defendants' motions for summary judgment. The defendants' motions were granted as to the count of the complaint alleging wage fixing by defendants, but were denied as to the count alleging that the defendants' sharing of wage information allegedly resulted in the suppression of nurse wages. The opinion, however, did not address plaintiffs' motion for class certification and did not address defendants' challenge to the opinion of plaintiffs' expert, but specifically reserved ruling on those matters for a later date.

If the plaintiffs in the San Antonio and/or Detroit suits (1) are successful in obtaining class certification and (2) are able to prove both liability and substantial damages, which are then trebled under Section 1 of the Sherman Act, such a result could materially affect the Company's business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's financial position or results of operations.
Reimbursement
Laws and regulations governing Medicare, Medicaid and the other federal healthcare programs are complex and subject to interpretation. The Company’s management believes that it is in compliance in all material respects with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing related to Medicare and Medicaid programs, except for the matters discussed above. Moreover, the Company’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with such laws and regulations could result in significant regulatory action, including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.
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
Guarantee
As part of its contract with the Arizona Health Care Cost Containment System, one of the Company’s health plans, Phoenix Health Plan, is required to maintain a performance guarantee, the amount of which is based upon its membership and capitation premiums received. As of March 31, 2012, the Company maintained this performance guarantee in the form of $45.0 million of surety bonds with independent third party insurers.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

16. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES
The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the Company’s 8.0% Senior Unsecured Notes due 2018 and its 7.750% Senior Notes due 2019. Certain of the Company’s other consolidated wholly-owned and non-wholly-owned entities do not guarantee these Senior Notes or the Company’s remaining Senior Discount Notes in conformity with the provisions of the indentures governing those notes, and do not guarantee the 2010 credit facilities in conformity with the provisions thereof. The accompanying condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Company as of June 30, 2011 and March 31, 2012 and for the three and nine months ended March 31, 2011 and 2012 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$644.1	$292.5	$—	$936.6
Restricted cash	—	—	—	0.7	1.6	—	2.3
Accounts receivable, net	—	—	—	448.1	36.3	—	484.4
Inventories	—	—	—	83.6	0.3	—	83.9
Prepaid expenses and other current assets	—	—	—	242.0	9.5	—	251.5
Total current assets	—	—	—	1,418.5	340.2	—	1,758.7
Property, plant and equipment, net	—	—	—	1,773.4	57.1	—	1,830.5
Goodwill	—	—	—	673.5	83.6	—	757.1
Intangible assets, net	—	37.4	19.4	25.3	11.9	—	94.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	63.3	—	—	63.3
Other assets	—	—	—	84.3	9.0	—	93.3
Total assets	$608.8	$37.4	$19.4	$4,038.3	$501.8	$(608.8)	$4,596.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$280.6	$33.7	$—	$314.3
Accrued expenses and other current liabilities	—	62.3	—	458.8	128.4	—	649.5
Current maturities of long-term debt	—	8.2	450.6	3.0	—	—	461.8
Total current liabilities	—	70.5	450.6	742.4	162.1	—	1,425.6
Other liabilities	—	—	—	565.5	38.0	—	603.5
Long-term debt, less current maturities	—	2,305.0	14.4	6.4	—	—	2,325.8
Intercompany	366.8	(1,488.8)	(412.7)	1,926.0	(9.4)	(381.9)	—
Total equity	242.0	(849.3)	(32.9)	798.0	311.1	(226.9)	242.0
Total liabilities and equity	$608.8	$37.4	$19.4	$4,038.3	$501.8	$(608.8)	$4,596.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$309.7	$127.9	$—	$437.6
Restricted cash	—	—	—	(2.1)	6.6	—	4.5
Accounts receivable, net	—	—	—	571.3	111.4	—	682.7
Inventories	—	—	—	91.9	3.5	—	95.4
Prepaid expenses and other current assets	0.1	—	—	311.3	38.5	(4.9)	345.0
Total current assets	0.1	—	—	1,282.1	287.9	(4.9)	1,565.2
Property, plant and equipment, net	—	—	—	1,759.3	288.1	—	2,047.4
Goodwill	—	—	—	685.2	84.6	—	769.8
Intangible assets, net	—	48.9	0.3	28.4	13.5	—	91.1
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	52.8	—	—	52.8
Other assets	—	—	—	140.4	20.1	—	160.5
Total assets	$608.9	$48.9	$0.3	$3,948.2	$694.2	$(613.7)	$4,686.8

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$301.4	$74.4	$—	$375.8
Accrued expenses and other current liabilities	—	35.6	—	389.8	135.6	—	561.0
Current maturities of long-term debt	—	8.2	—	1.9	1.7	—	11.8
Total current liabilities	—	43.8	—	693.1	211.7	—	948.6
Other liabilities	—	—	—	564.3	76.1	(4.9)	635.5
Long-term debt, less current maturities	—	2,673.2	11.8	4.6	9.5	—	2,699.1
Intercompany	257.8	(1,697.2)	64.5	1,774.2	(22.4)	(376.9)	—
Redeemable non-controlling interests	—	—	—	—	52.5	—	52.5
Total equity	351.1	(970.9)	(76.0)	912.0	366.8	(231.9)	351.1
Total liabilities and equity	$608.9	$48.9	$0.3	$3,948.2	$694.2	$(613.7)	$4,686.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,158.6	$45.0	$(9.0)	$1,194.6
Premium revenues	—	—	—	13.6	201.1	(0.8)	213.9
Total revenues	—	—	—	1,172.2	246.1	(9.8)	1,408.5

Salaries and benefits	0.7	—	—	624.4	25.8	—	650.9
Health plan claims expense	—	—	—	8.6	169.5	(9.0)	169.1
Supplies	—	—	—	199.3	8.5	—	207.8
Rents and leases	—	—	—	13.5	1.7	—	15.2
Other operating expenses	0.1	—	—	219.3	19.0	(0.8)	237.6
Depreciation and amortization	—	—	—	52.9	2.9	—	55.8
Interest, net	—	36.4	13.8	(3.1)	0.9	—	48.0
Management fees	—	—	—	(4.1)	4.1	—	—
Acquisition related expenses	—	—	—	6.9	—	—	6.9
Other	—	—	—	5.9	0.1	—	6.0
Total costs and expenses	0.8	36.4	13.8	1,123.6	232.5	(9.8)	1,397.3
Income (loss) from continuing operations before income taxes	(0.8)	(36.4)	(13.8)	48.6	13.6	—	11.2
Income tax benefit (expense)	(4.4)	—	—	—	(5.2)	5.2	(4.4)
Equity in earnings of subsidiaries	8.0	—	—	—	—	(8.0)	—
Income (loss) from continuing operations	2.8	(36.4)	(13.8)	48.6	8.4	(2.8)	6.8
Loss from discontinued operations, net of taxes	—	—	—	(3.2)	—	—	(3.2)
Net income (loss)	2.8	(36.4)	(13.8)	45.4	8.4	(2.8)	3.6
Net income attributable to non-controlling interests	—	—	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$2.8	$(36.4)	$(13.8)	$45.4	$7.6	$(2.8)	$2.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,245.5	$155.5	$(9.3)	$1,391.7
Premium revenues	—	—	—	23.5	171.0	(3.7)	190.8
Total revenues	—	—	—	1,269.0	326.5	(13.0)	1,582.5

Salaries and benefits	1.9	—	—	649.4	70.5	—	721.8
Health plan claims expense	—	—	—	7.6	148.3	(9.3)	146.6
Supplies	—	—	—	209.7	25.8	—	235.5
Rents and leases	—	—	—	15.6	3.4	—	19.0
Other operating expenses	0.2	—	—	245.3	45.5	(3.7)	287.3
Medicare and Medicaid EHR incentives	—	—	—	(2.4)	—	—	(2.4)
Depreciation and amortization	—	—	—	53.5	9.4	—	62.9
Interest, net	—	43.5	0.4	(4.7)	4.2	—	43.4
Management fees	—	—	—	(7.6)	7.6	—	—
Acquisition related expenses	—	—	—	—	1.2	—	1.2
Other	—	—	—	(2.2)	—	—	(2.2)
Total costs and expenses	2.1	43.5	0.4	1,164.2	315.9	(13.0)	1,513.1
Income (loss) from continuing operations before income taxes	(2.1)	(43.5)	(0.4)	104.8	10.6	—	69.4
Income tax benefit (expense)	(24.3)	—	—	—	(4.5)	4.5	(24.3)
Equity in earnings of subsidiaries	70.4	—	—	—	—	(70.4)	—
Income (loss) from continuing operations	44.0	(43.5)	(0.4)	104.8	6.1	(65.9)	45.1
Loss from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)
Net income (loss)	44.0	(43.5)	(0.4)	104.7	6.1	(65.9)	45.0
Net loss attributable to non-controlling interests	—	—	—	—	(1.0)	—	(1.0)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$44.0	$(43.5)	$(0.4)	$104.7	$5.1	$(65.9)	$44.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the nine months ended March 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$2,422.1	$135.6	$(24.0)	$2,533.7
Premium revenues	—	—	—	41.8	606.0	(1.5)	646.3
Total revenues	—	—	—	2,463.9	741.6	(25.5)	3,180.0

Salaries and benefits	3.6	—	—	1,300.9	76.7	—	1,381.2
Health plan claims expense	—	—	—	23.9	508.1	(24.0)	508.0
Supplies	—	—	—	437.6	24.7	—	462.3
Rents and leases	—	—	—	32.5	5.4	—	37.9
Other operating expenses	0.2	—	—	445.9	56.9	(1.5)	501.5
Depreciation and amortization	—	—	—	123.0	8.6	—	131.6
Interest, net	—	109.0	13.8	(7.8)	2.9	—	117.9
Management fees	—	—	—	(12.3)	12.3	—	—
Acquisition related expenses	—	—	—	11.9	—	—	11.9
Other	—	—	—	8.9	0.1	—	9.0
Total costs and expenses	3.8	109.0	13.8	2,364.5	695.7	(25.5)	3,161.3
Income (loss) from continuing operations before income taxes	(3.8)	(109.0)	(13.8)	99.4	45.9	—	18.7
Income tax benefit (expense)	(11.7)	—	—	—	(16.6)	16.6	(11.7)
Equity in earnings of subsidiaries	14.5	—	—	—	—	(14.5)	—
Income (loss) from continuing operations	(1.0)	(109.0)	(13.8)	99.4	29.3	2.1	7.0
Loss from discontinued operations, net of taxes	—	—	—	(3.6)	(1.8)	—	(5.4)
Net income (loss)	(1.0)	(109.0)	(13.8)	95.8	27.5	2.1	1.6
Net income attributable to non-controlling interests	—	—	—	—	(2.6)	—	(2.6)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(1.0)	$(109.0)	$(13.8)	$95.8	$24.9	$2.1	$(1.0)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the nine months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$3,541.6	$384.4	$(22.4)	$3,903.6
Premium revenues	—	—	—	63.4	538.5	(11.3)	590.6
Total revenues	—	—	—	3,605.0	922.9	(33.7)	4,494.2

Salaries and benefits	6.5	—	—	1,902.5	180.2	—	2,089.2
Health plan claims expense	—	—	—	23.9	457.1	(22.4)	458.6
Supplies	—	—	—	613.4	63.6	—	677.0
Rents and leases	—	—	—	46.8	8.9	—	55.7
Other operating expenses	0.3	—	—	704.3	118.8	(11.3)	812.1
Medicare and Medicaid EHR incentives	—	—	—	(26.8)	—	—	(26.8)
Depreciation and amortization	—	—	—	166.8	24.5	—	191.3
Interest, net	—	129.8	4.2	(12.3)	10.7	—	132.4
Management fees	—	—	—	(21.0)	21.0	—	—
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Acquisition related expenses	—	—	—	8.0	5.8	—	13.8
Other	—	—	—	(6.1)	(0.3)	—	(6.4)
Total costs and expenses	6.8	129.8	43.1	3,399.5	890.3	(33.7)	4,435.8
Income (loss) from continuing operations before income taxes	(6.8)	(129.8)	(43.1)	205.5	32.6	—	58.4
Income tax benefit (expense)	(20.4)	—	—	—	(14.2)	14.2	(20.4)
Equity in earnings of subsidiaries	65.2	—	—	—	—	(65.2)	—
Income (loss) from continuing operations	38.0	(129.8)	(43.1)	205.5	18.4	(51.0)	38.0
Loss from discontinued operations, net of taxes	—	—	—	(0.5)	—	—	(0.5)
Net income (loss)	38.0	(129.8)	(43.1)	205.0	18.4	(51.0)	37.5
Net income attributable to non-controlling interests	—	—	—	—	0.5	—	0.5
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$38.0	$(129.8)	$(43.1)	$205.0	$18.9	$(51.0)	$38.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(1.0)	$(109.0)	$(13.8)	$95.8	$27.5	$2.1	$1.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	3.6	1.8	—	5.4
Depreciation and amortization	—	—	—	123.0	8.6	—	131.6
Amortization of loan costs	—	4.0	0.3	—	—	—	4.3
Accretion of principal on senior discount notes	—	2.1	8.5	—	—	—	10.6
Acquisition related expenses	—	—	—	11.9	—	—	11.9
Stock compensation	3.6	—	—	—	—	—	3.6
Deferred income taxes	6.5	—	—	—	—	—	6.5
Other	—	—	—	1.8	0.1	—	1.9
Changes in operating assets and liabilities, net of effects of acquisitions	(9.1)	(14.3)	5.0	2.5	59.4	(5.5)	38.0
Net cash provided by (used in) operating activities - continuing operations	—	(117.2)	—	238.6	97.4	(3.4)	215.4
Net cash used in operating activities - discontinued operations	—	—	—	(3.6)	(1.8)	—	(5.4)
Net cash provided by (used in) operating activities	—	(117.2)	—	235.0	95.6	(3.4)	210.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2011
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net	$—	$—	$—	$(463.9)	$—	$—	$(463.9)
Capital expenditures	—	—	—	(135.5)	(3.6)	—	(139.1)
Proceeds from sale of investments in securities, net	—	—	—	102.5	8.4	—	110.9
Other investing activities	—	—	—	(2.1)	—	—	(2.1)
Net cash provided by (used in) investing activities	—	—	—	(499.0)	4.8	—	(494.2)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(6.1)	—	(0.5)	—	—	(6.6)
Proceeds from debt borrowings	—	566.6	444.6	—	—	—	1,011.2
Payments of debt issuance costs	—	(5.5)	(20.2)	—	—	—	(25.7)
Dividends to equity holders	(447.2)	—	—	—	—	—	(447.2)
Other financing activities	0.2	—	—	—	(7.1)	4.4	(2.5)
Cash provided by (used in) intercompany activity	447.0	(437.8)	(424.4)	512.8	(96.6)	(1.0)	—
Net cash provided by (used in) financing activities	—	117.2	—	512.3	(103.7)	3.4	529.2
Net increase (decrease) in cash and cash equivalents	—	—	—	250.1	(3.3)	—	246.8
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6
Cash and cash equivalents, end of period	$—	$—	$—	$446.9	$55.7	$—	$502.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$38.0	$(129.8)	$(43.1)	$205.0	$18.4	$(51.0)	$37.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.5	—	—	0.5
Depreciation and amortization	—	—	—	166.8	24.5	—	191.3
Amortization of loan costs	—	4.8	—	—	—	—	4.8
Accretion of principal on notes	—	2.0	4.2	—	—	—	6.2
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Acquisition related expenses	—	—	—	8.0	5.8	—	13.8
Stock compensation	6.5	—	—	—	—	—	6.5
Deferred income taxes	15.4	—	—	—	—	—	15.4
Other	—	—	—	(0.9)	—	—	(0.9)
Changes in operating assets and liabilities, net of effects of acquisitions	(59.9)	(14.8)	—	(248.7)	(44.9)	65.2	(303.1)
Net cash provided by (used in) operating activities - continuing operations	—	(137.8)	—	130.7	3.8	14.2	10.9
Net cash used in operating activities - discontinued operations	—	—	—	(0.5)	—	—	(0.5)
Net cash provided by (used in) operating activities	—	(137.8)	—	130.2	3.8	14.2	10.4

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2012
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non-Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net	$—	$—	$—	$(216.0)	$2.3	$—	$(213.7)
Capital expenditures	—	—	—	(188.6)	(7.5)	—	(196.1)
Proceeds from sale of investments in securities, net	—	—	—	1.8	10.0	—	11.8
Net deposits to restricted cash and escrow fund	—	—	—	(40.6)	—	—	(40.6)
Other investing activities	—	—	—	2.4	—	—	2.4
Net cash provide by (used in) investing activities	—	—	—	(441.0)	4.8	—	(436.2)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(86.1)	(457.4)	(2.7)	(1.5)	—	(547.7)
Proceeds from debt borrowings	—	452.2	—	—	—	—	452.2
Payments of debt issuance costs	—	(7.5)	—	—	—	—	(7.5)
Dividends to equity holders	(0.7)	—	—	—	—	—	(0.7)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payments of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Other financing activities	(0.3)	—	—	—	(5.5)	3.3	(2.5)
Cash provided by (used in) intercompany activity	(59.6)	(220.8)	485.0	(23.9)	(163.2)	(17.5)	—
Net cash provided by (used in) financing activities	—	137.8	—	(26.6)	(170.2)	(14.2)	(73.2)
Net decrease in cash and cash equivalents	—	—	—	(337.4)	(161.6)	—	(499.0)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6
Cash and cash equivalents, end of period	$—	$—	$—	$306.7	$130.9	$—	$437.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

17. SUBSEQUENT EVENT

In April 2012, Vanguard Health Holding Company II, LLC, which is an indirect wholly-owned subsidiary of the Company, received commitments from existing lenders to increase the borrowing capacity available under the Company's $260.0 million senior secured revolving credit facility by $105.0 million to $365.0 million. The increased commitments become effective upon the Company's satisfaction of certain conditions on or prior to August 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. This section should be read in conjunction with the accompanying condensed consolidated financial statements.

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

•
a reduction or elimination of supplemental Medicare and Medicaid payments, including disproportionate share payments, indirect medical education/graduate medical education payments and other similar payments;

•	pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers;

•	our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses;

•	the currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010 or other potential additional federal or state healthcare reforms;

•	potential adverse impact of known and unknown governmental investigations and audits;

•	our failure to adequately enhance our facilities with technologically advanced equipment;

•	the availability of capital to fund our corporate growth strategy and improvements to our existing facilities;

•	potential lawsuits or other claims asserted against us;

•	our ability to maintain or increase patient membership and control costs of our managed healthcare plans;

•	failure of the Arizona Health Care Cost Containment System (“AHCCCS”) to renew its contract with, or award future contracts to, Phoenix Health Plan;

•	Phoenix Health Plan’s ability to comply with the terms of its contract with AHCCCS, as noncompliance could subject it to fines, penalties or termination of its contract;

•	our inability to accurately estimate and manage health plan claims expense within our health plans;

•	our inability to accurately estimate and manage employee medical benefits expense within our health plans;

•	reductions in the enrollment of our health plans;

•	changes in general economic conditions nationally and regionally in our markets;

•	our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts;

•	dependence on our senior management team and local management personnel;

•	volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims;

•
our ability to achieve operating and financial targets and to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and other operating expenses;

•	increased compliance costs from further government regulation of the healthcare industry and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations;

•	the geographic concentration of our operations;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings;

•	a failure of our information systems;

•	delays in receiving payments for services provided, especially from governmental payers;

•	changes in revenue mix, including changes in Medicaid eligibility criteria and potential declines in the population covered under managed care agreements;

•	costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002;

•	material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market value of our reporting units;

•	volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth;

•	changes in accounting practices; and

•	our ability to demonstrate meaningful use of certified electronic health record technology and to receive the related Medicare or Medicaid incentive payments.
Our forward-looking statements speak only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our other filings with the

Securities and Exchange Commission (the "SEC"). You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report on Form 10-Q. In light of significant uncertainties inherent in the forward-looking statements included in this report on Form 10-Q, you should not regard the inclusion of such information as a representation by us that the objectives and plans anticipated by the forward-looking statements will occur or be achieved or, if any of them do, what impact they will have on our financial condition, results of operations or cash flows.

Executive Overview
Our mission is to help people in the communities we serve achieve health for life by delivering a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee for value basis, expanding services and strengthening the financial performance of our existing operations, and selectively developing or acquiring other healthcare businesses where we see an opportunity to improve operating performance and expand our mission. We believe this business strategy is a framework for long-term success in an industry that is undergoing significant change, but we may continue to experience operating challenges in the short term until the general economy improves and our initiatives are fully implemented.
As of March 31, 2012, we owned and operated 28 hospitals with a total of 7,064 licensed beds and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. As of March 31, 2012, we also owned four health plans with approximately 240,500 members.
During the nine months ended March 31, 2012, our revenue growth was impacted by ongoing challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or to patients covered by lower paying Medicaid plans. While these trends seem to have slightly improved during the most recent quarter, we believe these challenges will not subside dramatically in the near future. In addition, multiple states in which we operate reduced Medicaid reimbursement levels during the past year, which reduced our revenues. Health plan premium revenues decreased 10.8% during the quarter ended March 31, 2012 compared to the prior year quarter due to capitation rate decreases at Phoenix Health Plan (“PHP”) implemented by Arizona’s Medicaid plan and changes in eligibility qualification for certain categories of patients. PHP was able to make corresponding adjustments to Medicaid reimbursement rates to healthcare providers resulting in decreased claims expense. We have been successful in reducing certain costs to offset the impact of the limited revenue growth, but we are not sure these cost reduction measures will be sustainable if economic weakness persists during the remainder of fiscal 2012 and beyond. Our comprehensive debt refinancing during January 2010 extended the maturities of our debt by up to five years. Our additional debt offerings in July 2010, January 2011 and March 2012 and our initial public offering in June 2011 established a capital structure to fund our long-term growth strategies.

7.750% New Senior Notes

On March 30, 2012, we issued an aggregate principal amount of $375.0 million of 7.750% Senior Notes due 2019 (the “New Notes”) in a private placement pursuant to the indenture, dated as of January 26, 2011, governing our existing 7.750% Senior Notes due 2019 (the “Existing Notes”). The New Notes bear interest at a rate of 7.750% per annum. We pay interest semi-annually in cash in arrears on February 1 and August 1 of each year, beginning on August 1, 2012. The New Notes mature on February 1, 2019. The New Notes were issued as additional notes under the indenture. The New Notes are expected to be treated as a single series with the Existing Notes, except that (i) the New Notes are subject to a separate registration rights agreement and (ii) unless and until the New Notes are registered, the New Notes will have a different CUSIP number from that of the Existing Notes and will not be fungible with the Existing Notes. We intend to use the net proceeds from the offering of the New Notes for general corporate purposes, which may include, but not be limited to, working capital, capital expenditures, acquisitions, and to pay the fees and expenses incurred in connection with the offering. We used a portion of the net proceeds from the offering of the New Notes to repay all indebtedness outstanding under our revolving credit facility on March 30, 2012.

Credit Facility Debt

In April 2012, we received commitments from existing lenders to increase the borrowing capacity available under our $260.0 million revolving credit facility (the “2010 revolving facility”) by $105.0 million to $365.0 million. The increased commitments become effective upon our satisfaction of certain conditions on or prior to August 31, 2012.

Redemption of 10.375% Senior Discount Notes
During the nine months ended March 31, 2012, we used the net proceeds from our initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem approximately $450.0 million accreted value of our Senior Discount Notes and to pay $27.6 million of redemption premiums relating thereto. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed, and resulted in the recognition of debt extinguishment costs of approximately $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. During the three months ended March 31, 2012, we redeemed approximately $3.7 million of additional Senior Discount Notes through privately negotiated transactions.
Acquisition of Valley Baptist Health System
Effective September 1, 2011, we acquired substantially all of the assets of the Valley Baptist Health System (“Valley Baptist”), including hospitals with a combined 866 licensed beds located in Harlingen, Texas and Brownsville, Texas. In connection with the acquisition, we entered into a management agreement, pursuant to which we are responsible for the management of Valley Baptist's operations. We paid approximately $200.5 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, we also assumed certain of the seller’s debt and issued a 49% non-controlling interest in the partnership to the seller. We funded the cash investment with cash on hand. The acquisition includes a working capital settlement provision that we expect to settle prior to June 30, 2012.

Operating Environment
We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us. To remain competitive in the markets we serve, we must transform our operating strategies to accommodate the changing environmental factors into operating advantages for us relative to our peers. These factors will require our continued focus on quality of care initiatives. As consumers become more involved in their healthcare decisions, we believe perceived quality of care will become an even greater factor in determining where physicians choose to practice and where patients choose to receive care. The changes to the healthcare landscape that have begun or that we expect to begin in the immediate future are outlined below.
Implementation of our Clinical Quality Initiatives
Further governmental reimbursement will be impacted by quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of the 54 Centers for Medicare and Medicaid Services (“CMS”) quality indicators in place for federal fiscal year 2012, rapid response teams, continued focus on work flow efficiency and process improvement, establishing clinical standards of care across key system service lines, improve transition of care to reduce hospital readmissions and the alignment of hospital management incentive compensation with quality performance indicators.
Physician Alignment
Our ability to attract skilled physicians to our hospitals is critical to our success. We believe that coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. During the past eighteen months, we have employed more than 400 non-resident physicians, including those from the Valley Baptist and DMC acquisitions, and have continued to recruit primary care and specialty physicians and physician groups to the communities that we serve as market-specific needs have warranted. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. We have established Physician Leadership Councils, comprised of physicians focused on driving clinical and operational performance, at most of our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals. We also believe our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.
Governmental Regulation
Health Reform Law: The provisions included in The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), enacted in March 2010 include, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement, including market basket and disproportionate share payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and exchange insurance plans. In March 2012, the United States Supreme Court heard arguments regarding the constitutionality of the Health Reform Law, particularly the individual mandate provision, and is expected to issue its opinion in June 2012. The Health Reform Law is also under considerable scrutiny from Congress, and the states are moving at different speeds to implement portions of the Health Reform Law left to their discretion. We are unable to predict if the Health Reform Law will be upheld or how the Health Reform Law will impact our future financial position, operating results or cash flows, but we hope to transform our delivery of care to adapt to the changes from the Health Reform Law that will be implemented during the next several years.

On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law increased the nation’s borrowing authority while taking steps to reduce federal spending and the deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in federal fiscal year 2012. Under a second phase, if certain spending and deficit targets are not reached, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the-board spending reductions must be implemented over 10 years beginning in January 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs, including Medicaid and the Children's Health Insurance Program ("CHIP"), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than 2%. If sequestration goes into effect and these reductions are implemented, Medicare payments to hospitals and for other services would be reduced. Congress may take additional action in 2012 or 2013 to further reduce federal spending and the deficit to avoid sequestration being triggered. If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could be substantially reduced.

Medicare and Medicaid EHR Incentive Payments: The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. During the three and nine months ended March 31, 2012, our pre-tax income was positively impacted by $2.4 million and $26.8 million, respectively, related to Medicare and Medicaid EHR incentives recognized. We believe that the operational benefits of EHR technology, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.
Payer Mix Shifts
During the nine months ended March 31, 2012 compared to the prior year period, we provided more healthcare services to patients who were uninsured and provided fewer healthcare services to patients who had insurance coverage. Much of this shift resulted from general economic weakness in the markets we serve and Medicaid eligibility reductions in Arizona. For those with insurance coverage, we have experienced a shift during the past two years from managed care coverage to Medicaid or managed Medicaid coverage. A portion of this shift also resulted from our acquisition of DMC, which provides a greater percentage of services to Medicaid patients than our other facilities. We are uncertain how long the economic weakness will continue, but believe that conditions may not improve significantly during the remainder of the 2012 calendar year.
Cost pressures
In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits, and higher nurse to patient ratios necessary to improve quality of care. We have begun multiple initiatives to stabilize our nursing workforce, including a nurse leadership professional practice model and employee engagement strategies. Inflationary pressures and technological advancements continue to drive supply costs higher. We have implemented multiple supply chain initiatives, including consolidation of low-priced vendors, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians to reduce physician preference items, but we are uncertain if we can sustain these reductions in future periods.

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
We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and

•	individual patients.
The following table sets forth the percentages of net patient revenues by payer for the three and nine months ended March 31, 2011 and 2012.

	Three months ended March 31,		Nine months ended March 31,
	2011 (1)	2012 (1)	2011 (1)	2012 (1)
Medicare	27.8%	30.3%	27.6%	28.5%
Medicaid	16.3	13.9	12.1	14.1
Managed Medicare	10.7	10.9	13.3	10.7
Managed Medicaid	10.2	9.4	9.9	9.6
Managed care	33.3	32.9	35.3	34.1
Self-pay	1.2	1.4	0.9	1.7
Other	0.5	1.2	0.9	1.3
Total	100.0%	100.0%	100.0%	100.0%
 ____________________

(1)	The table above reflects the impact of the reclassification of the provision of doubtful accounts from operating expenses to revenue deductions.
See “Business – Sources of Revenues,” included in Part I, Item1 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discuss the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education. We also describe the annual Medicare regulatory updates published by CMS in August 2011 that impact reimbursement rates under the plan for services provided during federal fiscal year 2012, which commenced October 1, 2011. The future impact to reimbursement for certain of these payers under the Health Reform Law is also addressed.
Volumes by Payer
During the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011, discharges increased 34.8% and adjusted discharges increased 36.2%. Our consolidated volumes have been significantly impacted by our acquisitions in fiscal years 2011 and 2012. Same hospital discharges decreased 2.0% and same hospital adjusted discharges increased 1.7% during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011.
The following table provides details of discharges by payer on a consolidated basis for the three and nine months ended March 31, 2011 and 2012.

	Three months ended March 31,				Nine months ended March 31,
	2011		2012		2011		2012
Medicare	19,591	29.2%	22,156	30.0%	45,223	28.5%	62,641	29.3%
Medicaid	6,783	10.1	9,175	12.4	16,354	10.3	24,805	11.6
Managed Medicare	9,091	13.6	9,627	13.0	23,538	14.8	26,753	12.5
Managed Medicaid	12,051	18.0	11,799	15.9	25,499	16.1	35,743	16.7
Managed care	15,234	22.7	16,453	22.3	38,499	24.2	48,639	22.7
Self-pay	3,887	5.9	4,364	5.9	8,915	5.6	14,396	6.7
Other	353	0.5	347	0.5	742	0.5	1,066	0.5
Total	66,990	100.0%	73,921	100.0%	158,770	100.0%	214,043	100.0%

Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same hospital basis was $7,951 and $8,228 for the nine months ended March 31, 2011 and 2012, respectively. This metric was positively impacted by updates to our Medicare reimbursement estimates, as described in Rural Floor Provision and SSI update sections below, and negatively impacted by payer mix shifts and Medicaid reimbursement reductions during the current year period. We continue to experience a shift in our discharges during the nine months ended March 31, 2012 to patients who had Medicaid or managed Medicaid coverage or were uninsured as opposed to those with managed care coverage compared to the nine months ended March 31, 2011. We typically receive lower reimbursement for services provided to patients covered by Medicaid, whether under traditional or managed Medicaid programs, than for those same services provided to patients with commercial managed care coverage. Also, multiple states in which we operate have reduced Medicaid reimbursement rates during the past year, which has reduced our revenues.
Accounts Receivable Collection Risks Leading to Increased Bad Debts
Similar to other companies in the hospital industry, we face continued pressures in collecting outstanding accounts receivable primarily due to volatility in the uninsured and underinsured populations in the markets we serve. The following table provides a summary of our accounts receivable payer class mix as of June 30, 2011 and March 31, 2012.

June 30, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.8%	1.5%	1.0%	18.3%
Medicaid	6.1	1.2	1.6	8.9
Managed Medicare	6.9	0.7	0.5	8.1
Managed Medicaid	12.2	1.7	1.6	15.5
Managed care	21.0	2.9	1.6	25.5
Self-pay(1)	10.5	3.7	1.5	15.7
Self-pay after insurance(2)	1.5	2.2	1.0	4.7
Other	1.9	0.6	0.8	3.3
Total	75.9%	14.5%	9.6%	100.0%

March 31, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	18.4%	1.0%	1.2%	20.6%
Medicaid	6.7	1.8	2.0	10.5
Managed Medicare	7.1	0.5	0.5	8.1
Managed Medicaid	9.2	1.2	1.7	12.1
Managed care	20.0	2.4	3.5	25.9
Self-pay(1)	11.1	4.0	1.8	16.9
Self-pay after insurance(2)	1.3	1.4	1.0	3.7
Other	1.3	0.4	0.5	2.2
Total	75.1%	12.7%	12.2%	100.0%

_____________

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined same hospital allowances for doubtful accounts, uninsured discounts and charity care covered 92.5% and 100.8% of combined same hospital self-pay and self-pay after insurance accounts receivable as of June 30, 2011 and March 31, 2012, respectively.
The volume of self-pay and self-pay after insurance accounts receivable remains sensitive to a combination of factors, including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, general economic conditions, and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating healthcare costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans from our patients. However, we believe uncompensated care will remain a significant risk for us and the rest of the hospital industry in the near term.
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
Lower than expected tax collections due to higher unemployment and depressed consumer spending have resulted in budget shortfalls for most states, including those in which we operate. Additionally, the demand for Medicaid coverage has increased due to job losses that have left many individuals without health insurance. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have changed and may continue to change program eligibility requirements, decrease reimbursement rates or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness. During the 12 months ended March 31, 2012, three states in which we operate have reduced Medicaid reimbursement rates and/or adjusted eligibility requirements. Further, the tightened credit markets have complicated the states’ efforts to issue additional indebtedness to raise cash. The American Recovery and Reinvestment Act enacted in 2009 and subsequent extensions set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal matching percentage (“FMAP”) until June 30, 2011. The expiration of the FMAP program further strained state budgets and has led to Medicaid reimbursement rate or eligibility reductions and payment delays. In particular, we are experiencing a several month delay in the payment of our Medicaid claims in the State of Illinois due to its budget shortfall. As of March 31, 2012, we had approximately $60 million of net accounts receivable due from this program, approximately $26.0 million of which was aged greater than 180 days. We will continue to closely monitor the collection of these receivables. During the nine months ended March 31, 2012, Medicaid and managed Medicaid programs accounted for approximately 23.7% of our net patient revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the nine months ended March 31, 2012, we recognized approximately 34.1% of our net patient revenues from managed care payers.
Rural Floor Provision
The Balanced Budget Act of 1997 ("BBA") established a rural floor provision, by which an urban hospital's wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, the CMS was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment ("RFBNA") to reduce other wage indexes in order to maintain the same level of payments. Litigation has been pending for several years contending that CMS had miscalculated the RFBNA since 1999.

The related litigation was settled in April 2012. As a result of the settlement, we expect to receive additional Medicare payments of approximately $40.6 million on or about June 30, 2012. This amount was recorded as additional revenues during the three months ended March 31, 2012. Estimated direct related expenses of approximately $7.8 million were recorded for the three months ended March 31, 2012.

SSI Update

During March 2012, CMS issued new Supplemental Security Income ("SSI") ratios used for calculating Medicare Disproportionate Share Hospital ("DSH") reimbursement for federal fiscal years ("FYs") ending September 30, 2006 through September 30, 2009. As a result of these new SSI ratios, U.S. hospitals must recalculate their Medicare DSH reimbursement for the affected years and record adjustments for any differences in estimated reimbursement as a part of their annual cost report settlement process. As background, an individual hospital's Medicare DSH reimbursement is based on two factors: (1) the percent of its Medicaid patient days to its total patient days and (2) the percent of its patient days for Medicare patients qualifying for SSI to its total Medicare patient days. SSI qualification reflects low income, blindness or disability. Information pertaining to those Medicare beneficiaries who qualify for SSI is completely within the knowledge of the federal government and unavailable to hospitals until the individual hospital SSI ratios are determined and issued by CMS.

Pending CMS's issuance of new SSI ratios for FY 2006 forward, we had utilized the SSI ratios that were most recently provided by CMS in filing our hospital cost reports. The cumulative impact of this updated Medicare reimbursement estimate was an increase in revenues of approximately $9.1 million for the three months ended March 31, 2012.

Texas Reimbursement Update

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. CMS approved a Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program. The method by which the Bexar County, Texas supplemental Medicaid reimbursement programs will be administered, effective for periods subsequent to July 1, 2012, will be different from the historical method of administration. This change may result in decreased reimbursement to our San Antonio hospitals under these programs. For the nine months ended March 31, 2012 our San Antonio hospitals recognized approximately $21.0 million in net patient service revenues from these programs. While we currently do not expect these changes to significantly impact these reimbursement programs for the counties served by our Valley Baptist hospitals, we can not be certain that these reimbursements will not also be negatively impacted. From the date of acquisition (September 1, 2011) through March 31, 2012, we recognized $12.9 million of revenues for these programs at our Valley Baptist hospitals.

The Texas Health and Human Services Commission also recently announced its intention to change the methodology for calculating and distributing state Medicaid disproportionate share (“Medicaid DSH”) reimbursements effective July 1, 2012. The impact of this methodology change could significantly reduce the amount of state Medicaid DSH reimbursements we receive in Texas for our fiscal year ending June 30, 2013. During the first nine months of fiscal 2012, we recognized $20.4 million of Texas Medicaid DSH revenues. Of this amount, $17.2 million was recorded as receivables from the State of Texas as of March 31, 2012.
Premium Revenues
We recognize premium revenues from our four health plans, PHP, Abrazo Advantage Health Plan (“AAHP”), MacNeal Health Providers (“MHP”) and Valley Baptist Insurance Company (“VBIC”). Premium revenues from these four plans decreased $55.7 million, or 8.6%, during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011. PHP’s average membership decreased to approximately 201,900 for the nine months ended March 31, 2012 compared to approximately 203,200 for the nine months ended March 31, 2011. PHP’s decrease in revenues resulted from two 5% reimbursement rate reductions by AHCCCS implemented as a 5% reduction in April 2011 and a 5% reduction in November 2011 (retroactive to October 1, 2011) and changes made by AHCCCS effective October 1, 2011 to limit health plan profitability for the remaining enrollee groups not previously subject to settlement.
In November 2011, CMS approved the second 5% AHCCCS rate reduction noted above as well as an increase in co-payments and enrollment changes. We have been informed that AHCCCS intends to defer certain capitation payments to us and accelerate program settlements paid by us during the fourth quarter of our fiscal year 2012, which would significantly adversely impact our cash flows. AHCCCS could take further actions in the near term that could materially adversely impact our operating results and cash flows, including other reimbursement rate reductions, enrollment reductions, capitation payment deferrals, covered services reductions or limitations or other steps to reduce program expenditures including canceling PHP’s contract.

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
There have been no changes in the nature or application of our critical accounting policies during the nine months ended March 31, 2012 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011, except as described below with respect to revenues, revenue deductions and uncompensated care and additional supplemental information related to our insurance reserves.
Revenues, Revenue Deductions and Uncompensated Care
In August 2010, the FASB issued ASU No. 2010-23, “Health Care Entities” (Topic 954): Measuring Charity Care for Disclosure. Due to the lack of comparability that previously existed due to the use of either revenue or cost as the basis for disclosure of charity care, this ASU standardizes cost as the basis for charity care disclosures and specifies the elements of cost to be used in charity care disclosures. We adopted ASU 2010-23 on July 1, 2011. In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. We include charity care as a revenue deduction measured by the value of our services, based on standard charges, to patients who qualify under our charity care policy and do not otherwise qualify for reimbursement under a governmental program. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $10.1 million and $16.2 million for the three months ended March 31, 2011 and 2012, respectively, and $22.2 million and $47.7 million for the nine months ended March 31, 2011 and 2012, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
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

Professional and General Liability and Workers Compensation Reserves

Our professional and general liability reserve as of March 31, 2012 was $348.0 million and was comprised of (1) estimated indemnity payments related to reported events (“case reserves”); (2) estimated indemnity payments related to incurred but not reported events (“IBNR”); and (3) estimated loss adjustment expenses representing an estimate of the direct settlement and litigation costs necessary to resolve outstanding claims, all on an undiscounted basis. Our accounting policy is to include estimates of case reserves, IBNR and direct settlement and litigation costs in our professional and general liability reserve. The IBNR portion of the reserve includes an estimate of losses expected to be covered by our excess insurance policies of approximately $29.8 million at March 31, 2012. We also had a receivable of approximately $29.8 million at March 31, 2012 for the expected reimbursement of these estimated excess coverage losses from third party insurance companies, reflected in prepaid expenses and other current assets on our condensed consolidated balance sheet. We enter into excess or reinsurance policies with insurance carriers whose financial strength ratings are “A-” or greater, as issued by A. M. Best Company, a credit rating organization that specializes in the insurance industry. We believe any recorded excess receivables from such insurance carriers would be collectible at such time that a reported event reached an excess layer.

Management uses information from our risk management incident reporting system, which contains claim-specific information obtained from our risk managers and external attorneys who review the claims, to estimate the appropriate case reserves based upon case-specific facts and circumstances. Case reserves are reduced as claim payments are made and are increased or decreased as management's estimates regarding the expected amounts of future losses are revised based upon new information received about the incidents or developments in the cases. Once case reserves are finalized for a particular assessment period, incurred and paid loss information is stratified by coverage layers, accident years, reported years and the states in which our hospitals operate. Due to the significant variation in types of medical situations underlying the claims, the geographic jurisdiction of the claims and other claim-specific circumstances, we do not stratify claims data into any further homogenous groups. Our historical loss information, which includes actual claims payments and estimated remaining case reserves for all claims since the our inception in 1997, is utilized to help develop IBNR estimates on a semi-annual basis along with industry data.

We consistently apply our processes for obtaining and analyzing loss data for our hospitals. We quickly integrate these same processes with respect to any hospitals we acquire. We estimate the average time between the claim incurred date and the claim settlement date to be approximately 4-5 years, but claims may be settled more or less quickly than this average based upon the claim-specific circumstances and the jurisdiction of the case. Many reported events or claims included in our loss history never result in a payment by us and are closed much more quickly than this average. We generally pay settled claims less than 30 days after a settlement is reached, which results in our settled claims liability being less than 1% of our total professional and general liability reserve.

We use an actuary to assist us in the IBNR estimation process and the actuary's conclusions serve as the basis for our periodic IBNR assessments. Our actuary applies multiple actuarial methods to our loss data to develop the best estimate of IBNR. These actuarial methods consider a combination of our actual historical losses and projected industry-based losses in differing weights for each policy period, estimates of unreported claims and adverse development for reported claims and the frequency, severity and lag-time to resolve claims. The IBNR analysis also considers actual and projected hospital statistical and census data, the number and risk-based ratings for covered physicians, retention levels for each policy period, tort reform legislation within each state in which we operate and other factors.

The development of professional and general liability reserve estimates includes multiple judgments and assumptions, including the significant amount of time between the occurrence giving rise to the claim and the ultimate resolution of the claim (the tail period), the severity of individual claims based upon circumstances specific to each claim, determinations of the appropriate weighting of Company-specific and industry data, projections of adverse developments on reported claims, and differences between actual and expected judicial outcomes. While we believe our rigorous and consistent risk management processes and industry knowledge, our extensive historical claims experience, and actuarial reports from our actuary enable us to reliably estimate our professional and general liability reserves, events may occur that could materially change our current estimates.

Selected Operating Statistics
The following tables set forth certain operating statistics on a consolidated and same hospital basis for each of the periods presented.

	Three months ended March 31,		Nine months ended March 31,
CONSOLIDATED (a):	2011	2012	2011	2012
Number of hospitals at end of period	26	28	26	28
Licensed beds at end of period	6,280	7,064	6,280	7,064
Discharges	66,990	73,921	158,770	214,043
Adjusted discharges	119,573	132,170	283,739	386,446
Average length of stay	4.60	4.49	4.35	4.41
Patient days	308,183	331,683	690,560	943,837
Adjusted patient days	550,086	593,046	1,234,103	1,704,059
Net patient revenue per adjusted discharge	$9,577	$10,074	$8,637	$9,630
Inpatient surgeries	15,181	17,255	34,764	50,242
Outpatient surgeries	29,055	32,488	67,946	94,340
Emergency room visits	291,722	317,948	643,085	909,862
Health plan member lives	242,300	240,500	242,300	240,500
Health plan claims expense percentage	79.1%	76.8%	78.6%	77.6%

	Three months ended March 31,		Nine months ended March 31,
SAME HOSPITAL (b):	2011	2012	2011	2012
Number of hospitals at end of period	26	26	15	15
Licensed beds at end of period	6,280	6,198	4,029	3,947
Net patient service revenues (in millions)	$1,194.6	$1,286.6	$1,843.5	$1,939.5
Discharges	66,990	66,335	126,848	124,278
Adjusted discharges	119,573	121,931	226,648	230,448
Average length of stay	4.60	4.43	4.18	4.03
Patient days	308,183	294,145	530,194	500,845
Adjusted patient days	550,086	540,671	947,336	928,713
Net patient revenue per adjusted discharge	$9,577	$10,081	$7,951	$8,228
Inpatient surgeries	15,181	15,031	26,780	26,276
Outpatient surgeries	29,055	29,764	53,928	53,182
Emergency room visits	291,722	296,047	496,209	513,432
Health plan member lives	242,300	229,600	242,300	229,600
 ____________________

(a)
The definitions for the statistics included above are included in, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Operating Statistics” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

(b)
Same hospital results for the three-month periods presented include those facilities that we owned for the entirety of both quarters of the respective years. Same hospital results for the nine-month periods presented include those facilities that we owned for the entirety of both year-to-date periods.

Results of Operations
The following tables present summaries of our operating results for the three and nine months ended March 31, 2011 and 2012.

	Three months ended March 31,
	2011		2012
	(dollars in millions)
Patient service revenues, net	$1,194.6	84.8%	$1,391.7	87.9%
Premium revenues	213.9	15.2	190.8	12.1
Total revenues	1,408.5	100.0	1,582.5	100.0
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.7 and $1.9, respectively)	650.9	46.2	721.8	45.6
Health plan claims expense	169.1	12.0	146.6	9.3
Supplies	207.8	14.8	235.5	14.9
Other operating expenses	252.8	17.9	306.3	19.4
Medicare and Medicaid EHR incentives	—	—	(2.4)	(0.2)
Depreciation and amortization	55.8	4.0	62.9	4.0
Interest, net	48.0	3.4	43.4	2.7
Acquisition related expenses	6.9	0.5	1.2	0.1
Other	6.0	0.4	(2.2)	(0.1)
Income from continuing operations before income taxes	11.2	0.8	69.4	4.4
Income tax expense	(4.4)	(0.3)	(24.3)	(1.5)
Income from continuing operations	6.8	0.5	45.1	2.8
Loss from discontinued operations, net of taxes	(3.2)	(0.2)	(0.1)	—
Net income	3.6	0.3	45.0	2.8
Net income attributable to non-controlling interests	(0.8)	(0.1)	(1.0)	(0.1)
Net income attributable to Vanguard Health Systems, Inc. stockholders	$2.8	0.2%	$44.0	2.8%

	Nine months ended March 31,
	2011		2012
	(dollars in millions)
Patient service revenues, net	$2,533.7	79.7%	$3,903.6	86.9%
Premium revenues	646.3	20.3	590.6	13.1
Total revenues	3,180.0	100.0	4,494.2	100.0
Costs and expenses:
Salaries and benefits (includes stock compensation of $3.6 and $6.5, respectively)	1,381.2	43.4	2,089.2	46.5
Health plan claims expense	508.0	16.0	458.6	10.2
Supplies	462.3	14.5	677.0	15.1
Other operating expenses	539.4	17.0	867.8	19.3
Medicare and Medicaid EHR incentives	—	—	(26.8)	(0.6)
Depreciation and amortization	131.6	4.1	191.3	4.3
Interest, net	117.9	3.7	132.4	2.9
Debt extinguishment costs	—	—	38.9	0.9
Acquisition related expenses	11.9	0.4	13.8	0.3
Other	9.0	0.3	(6.4)	(0.1)
Income from continuing operations before income taxes	18.7	0.6	58.4	1.3
Income tax expense	(11.7)	(0.4)	(20.4)	(0.5)
Income from continuing operations	7.0	0.2	38.0	0.8
Loss from discontinued operations, net of taxes	(5.4)	(0.2)	(0.5)	—
Net income	1.6	0.1	37.5	0.8
Net loss (income) attributable to non-controlling interests	(2.6)	(0.1)	0.5	—
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(1.0)	—%	$38.0	0.8%

Three months ended March 31, 2012 and 2011
Acute care services revenues on a consolidated basis. Net patient service revenues increased $197.1 million, or 16.5%, during the quarter ended March 31, 2012 compared to the prior year quarter. The significant increase in net patient service revenues is primarily the result of recent acquisitions, including DMC on January 1, 2011 and Valley Baptist on September 1, 2011, in addition to updates to Medicare reimbursement estimates related to rural floor settlement and SSI ratio updates during the current year quarter.
Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) increased to 17.9% during the quarter ended March 31, 2012 compared to 15.5% during the prior year quarter. This increase primarily resulted from higher copayment and deductible balances under managed care plans during the current year quarter and price increases implemented since the prior year quarter.
Discharges, adjusted discharges and emergency room visits increased 10.3%, 10.5% and 9.0%, respectively, during the quarter ended March 31, 2012 compared to the prior year quarter. Inpatient and outpatient surgeries increased 13.7% and 11.8%, respectively, during the quarter ended March 31, 2012 compared to the prior year quarter.
Acute care services revenues on a same hospital basis. On a same hospital basis, net patient service revenues increased $92.0 million, or 7.7%, during the quarter ended March 31, 2012 compared to the prior year quarter. We define same hospital as those facilities that we owned for the entirety of both three-month comparative periods. On a same hospital basis after excluding the impact for updates to Medicare reimbursement estimates related to rural floor and SSI updates during the current year quarter, net patient service revenues increased $43.4 million, or 3.6%, during the quarter ended March 31, 2012 compared to the prior year quarter.
Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 16.9% during the quarter ended March 31, 2012 compared to 15.5% during the prior year quarter. This increase primarily resulted from higher copayment and deductible balances under managed care plans, an increase in same hospital self-pay discharges as a percentage of total discharges during the current year quarter and price increases implemented since the prior year quarter.
Discharges decreased 1.0%, while adjusted discharges and emergency room visits increased 2.0% and 1.5%, respectively, during the quarter ended March 31, 2012 compared to the prior year quarter. Inpatient surgeries decreased 1.0%, while outpatient surgeries increased 2.4% during the quarter ended March 31, 2012 compared to the prior year quarter. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures.
Health plan premium revenues. Health plan premium revenues decreased $23.1 million, or 10.8%, during the quarter ended March 31, 2012 compared to the prior year quarter. The continuing challenging economic conditions in Arizona during the past twelve months resulted in more individuals becoming eligible for AHCCCS coverage, but have also strained the Arizona state budget resulting in changes to AHCCCS funding. To address this issue, AHCCCS reduced Medicaid eligibility for certain member categories effective October 1, 2011 resulting in more uninsured individuals. PHP’s average membership decreased by 3.8% during the quarter ended March 31, 2012 compared to the prior year quarter. Additionally, revenues were lower during the current year quarter as a result of two 5% reimbursement rate reductions implemented by AHCCCS in April 2011 and November 2011 (retroactive to October 1, 2011), and limitations to health plan profitability for enrollee groups not previously subject to settlements.
We acquired VBIC as of October 1, 2011. VBIC’s customers are primarily government-related organizations in south Texas that offer their members health maintenance organization and preferred provider organization products. Membership in our health plans as of March 31, 2011 and 2012 is as follows:

		Membership
Health Plan	Location	2011	2012
PHP-managed Medicaid	Arizona	203,600	193,700
AAHP-managed Medicare and Dual Eligible	Arizona	2,700	3,000
MHP-capitated outpatient and physician services	Illinois	36,000	32,900
VBIC-health maintenance organization	Texas	—	10,900
		242,300	240,500

Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were 1,513.1 million, or 95.6% of total revenues, during the quarter ended March 31, 2012 compared to $1,397.3 million, or 99.2% of total revenues, during the prior year quarter. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues decreased to 45.6% during the quarter ended March 31, 2012 compared to 46.2% for the prior year quarter. The additional revenues we recognized during the current year period related to the updates to Medicare reimbursement estimates, as previously discussed, resulted in an approximately 150 basis point decrease in this ratio. On a same hospital basis, salaries and benefits as a percentage of total revenues was 46.0% during the quarter ended March 31, 2012 compared to 46.2% for the prior year quarter. We continue to employ more physicians to support the communities our hospitals serve and continue to make significant investments in clinical quality initiatives that require additional human resources. As of March 31, 2012, we had approximately 40,900 full-time and part-time employees compared to approximately 38,500 as of March 31, 2011. On a same hospital basis, the number of full-time and part-time employees remained relatively flat during the quarter ended March 31, 2012 compared to the prior year quarter. We have been successful in limiting contract labor utilization on a same hospital basis as a result of our investments in clinical quality and nurse leadership initiatives. On a same hospital basis, our contract labor expense as a percentage of net patient service revenues decreased to 1.2% during the quarter ended March 31, 2012 compared to 1.4% during the prior year quarter.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 76.8% for the quarter ended March 31, 2012 from 79.1% for the prior year quarter. As enrollment changes, this ratio becomes especially sensitive to the mix of members, including covered groups based upon age, gender and county of residence. We may experience an increase in this ratio if our membership mix becomes more acute. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $13.0 million, or 8.1% of gross health plan claims expense, were eliminated in consolidation during the quarter ended March 31, 2012.

•
Supplies. Supplies as a percentage of acute care services revenue decreased to 16.8% during the quarter ended March 31, 2012 compared to 17.2% during the prior year quarter. The additional revenues we recognized during the current year period related to the updates to Medicare reimbursement estimates, as previously discussed, resulted in an approximately 40 basis point decrease in this ratio. This ratio was negatively impacted by the higher outpatient surgery volumes experienced during the quarter ended March 31, 2012 compared to the prior year quarter on a same hospital basis. We also continued our focus on supply chain efficiencies including reduction in physician commodity variation and improved pharmacy formulary management during the current year quarter. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of net patient service revenues increased to 22.0% during the quarter ended March 31, 2012 compared to 21.2% during the prior year quarter.
Medicare and Medicaid EHR incentives. We recognized $2.4 million of other income related to Medicaid EHR incentives during the quarter ended March 31, 2012.
Other. Depreciation and amortization increased $7.1 million during the quarter ended March 31, 2012 compared to the prior year quarter as a result of our capital improvements, expansion initiatives and acquisitions. Net interest decreased $4.6 million compared to the prior year quarter primarily as a result of the redemption of substantially all of our 10.375% Senior Discount Notes during the quarter ended September 30, 2011.
Income taxes. Our effective income tax rate was approximately 35.0% during the quarter ended March 31, 2012 compared to approximately 39.3% for the prior year quarter. This decrease resulted from a $4.5 million reduction in our reserve for uncertain tax positions related to success-based transaction costs incurred during our fiscal 2005 recapitalization, which are now subject to safe harbor conditions.
Net income attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $44.0 million ($0.55 earnings per diluted share) during the quarter ended March 31, 2012 compared to net income of $2.8 million ($0.05 earnings per diluted share) during the prior year quarter.

Nine months ended March 31, 2012 and 2011
Acute care services revenues on a consolidated basis. Net patient service revenues increased $1,369.9 million, or 54.1%, during the nine months ended March 31, 2012 compared to the prior year period. The significant increase in net patient service revenues is primarily the result of recent acquisitions, including DMC on January 1, 2011 and Valley Baptist on September 1, 2011.
Our percentage of uncompensated care, as previously defined, as a percentage of net patient revenues (prior to these uncompensated care deductions) increased to 18.8% during the current year period compared to 16.6% during the prior year period. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the current year period and price increases implemented since the prior year period.
Discharges, adjusted discharges and emergency room visits increased 34.8%, 36.2% and 41.5%, respectively, during the nine months ended March 31, 2012 compared to the prior year period. Inpatient and outpatient surgeries increased 44.5% and 38.8%, respectively, during the nine months ended March 31, 2012 compared to the prior year period.
Acute care services revenues on a same hospital basis. Net patient service revenues increased $96.0 million, or 5.2%, during the nine months ended March 31, 2012 compared to the prior year period. On a same hospital basis after excluding the impact for updates to Medicare reimbursement estimates related to rural floor and SSI updates during the current year period, net patient service revenues increased $64.8 million, or 3.5%, during the nine months ended March 31, 2012 compared to the prior year period.
Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 21.2% during the current year period compared to 17.7% during the prior year period. This increase primarily resulted from an increase in same hospital self-pay discharges as a percentage of total discharges during the current year period and price increases implemented since the prior year period.
Discharges decreased 2.0%, while adjusted discharges and emergency room visits increased 1.7% and 3.5%, respectively, during the nine months ended March 31, 2012 compared to the prior year period. Inpatient and outpatient surgeries decreased 1.9% and 1.4%, respectively, during the nine months ended March 31, 2012 compared to the prior year period.
Health plan premium revenues. Health plan premium revenues decreased $55.7 million, or 8.6%, during the nine months ended March 31, 2012 compared to the prior year period primarily due to the AHCCCS reimbursement and program eligibility reductions previously described. This decrease in health plan premium revenues would have been greater had we not acquired VBIC effective October 1, 2011.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $4,435.8 million, or 98.7% of total revenues, during the current year period compared to $3,161.3 million, or 99.4% of total revenues, during the prior year period. Debt extinguishment costs of $38.9 million incurred related to the redemption of our Senior Discount Notes and $26.8 million of Medicare and Medicaid EHR incentives recognized as other income represent the primary changes in operating expenses during the current year period. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 46.5% during the current year period compared to 43.4% for the prior year period. On a same hospital basis, salaries and benefits as a percentage of total revenues was 41.5% during the current year period compared to 40.4% for the prior year period. A portion of these increases was due to the decrease in health plan premium revenues previously described. On a same hospital basis, our contract labor expense as a percentage of net patient service revenues decreased to 0.7% during the current year period compared to 0.9% during the prior year period.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues was 77.6% for the nine months ended March 31, 2012 compared to 78.6% for the prior year period. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $32.1 million, or 6.5% of gross health plan claims expense, were eliminated in consolidation during the nine months ended March 31, 2012.

•	Supplies. Supplies as a percentage of acute care services revenue decreased to 17.2% during the nine months ended March 31, 2012 compared to 18.0% during the prior year period.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of net patient service revenues increased to 22.2% during the current year period compared to 21.3% during the prior year period primarily as a result of increased levels of purchased services assumed with our acquisitions.
Medicare and Medicaid EHR incentives. During the nine months ended March 31, 2012, we recognized $26.8 million of Medicare and Medicaid EHR incentives as other income, or 0.6% of net patient revenues.
Other. Depreciation and amortization increased $59.7 million during the nine months ended March 31, 2012 compared to the prior year period as a result of our capital improvement and expansion initiatives and acquisitions. Net interest increased $14.5 million in the current year period compared to the prior year period as a result of the issuance of the 7.750% Senior Notes in January 2011 and the revolving credit facility borrowings during February and March 2012. Debt extinguishment costs were $38.9 million during the current year period due to the redemption of substantially all of the outstanding Senior Discount Notes in the first quarter of fiscal 2012. We also incurred $13.8 million of acquisition-related expenses during the current year period primarily related to the acquisition of Valley Baptist, as previously discussed.
Income taxes. Our effective income tax rate was approximately 34.9% during the nine months ended March 31, 2012 compared to 62.6% in the prior year period. The effective tax rate during the prior year period was abnormally high due to the establishment of a $4.5 million valuation allowance for unitary state net operating loss carryforwards.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $38.0 million ($0.47 per diluted share) during the nine months ended March 31, 2012 compared to net loss of $1.0 million ($(0.02) per diluted share) during the prior year period.

Liquidity and Capital Resources
Operating Activities
As of March 31, 2012, we had working capital of $616.6 million, including cash and cash equivalents of $437.6 million. Working capital as of June 30, 2011 was $333.1 million. Cash flows from operating activities were $10.4 million during the first nine months of fiscal 2012. Working capital increased $303.1 million, and we made $144.7 million of interest and income tax payments. The increase to working capital was primarily the result of the following:

•	An increase in net accounts receivable at our Illinois facilities of approximately $60 million driven principally by payment delays from the Medicaid program;

•	An increase in net accounts receivable at DMC of $49.0 million due to a third party vendor in the coding and billing area that has delayed billing of patient accounts due to a contract dispute;

•	The SSI update and Rural Floor settlement resulted in an net increase in working capital;

•	An increase in government receivables related to upper payment limits and provider tax programs of $29.9 million;

•	A decrease in accrued health plan claims and settlements of $12.5 million due to the declining enrollment in PHP;

•	A decrease in accrued interest of $26.6 million due to timing of interest payments; and

•	A $34.3 million reduction in accrued payroll and incentive compensation due to the timing of payroll periods and the incentive compensation payments.

Investing Activities
Cash used in investing activities decreased from $494.2 million during the nine months ended March 31, 2011 to $436.2 million during the nine months ended March 31, 2012, primarily as a result of approximately $250.2 million less cash paid for acquisitions and related expenses in the current year. We also recognized a net cash outflow of approximately $40.4 million for cash deposited into an escrow fund for the DMC specified project capital commitment for calendar year 2011, net of the approximately $1.4 million in funds released from escrow for specified capital expended in January 2012. Capital expenditures increased $57.0 million during the nine months ended March 31, 2012 compared to the prior year. Through March 31, 2012 we have spent approximately $112.3 million toward our DMC five-year $850.0 million capital commitment, including approximately $51.9 million of the specified project commitment of $500.0 million.
Financing Activities
Cash flows from financing activities decreased by $602.4 million during the nine months ended March 31, 2012 compared to the nine months ended March 31, 2011 primarily due to the issuance of additional senior notes during the prior year.

In March 2012, we issued an additional $375.0 million principal amount of 7.750% Senior Notes ($372.2 million in cash proceeds net of original issue discount) at an offering price of 99.25% plus accrued interest from February 1, 2012. We intend to use the net proceeds from the offering of the New Notes for general corporate purposes, which may include, but not be limited to, working capital, capital expenditures, acquisitions, and to pay the fees and expenses incurred in connection with the offering. We used a portion of the proceeds to repay all indebtedness outstanding under our revolving credit facility on March 30, 2012.
In July and August 2011, we redeemed approximately $450.0 million of the Senior Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. We recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed Senior Discount Notes. During the three months ended March 31, 2012, we redeemed approximately $3.7 million of the remaining Senior Discount Notes through privately negotiated transactions. The accreted value of the remaining outstanding Senior Discount Notes was approximately $11.8 million as of March 31, 2012. As of March 31, 2012, our outstanding debt was $2,710.9 million, and we had $225.6 million of remaining borrowing capacity under our revolving credit facility. In April 2012, we received commitments to increase the borrowing capacity available under our $260.0 million senior secured revolving credit facility by $105.0 million to $365.0 million.
Debt Covenants
Our 2010 credit facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Senior Unsecured Notes due 2018 (the “8.0% Notes”) and the senior notes issued in 2011 (the "2011 Senior Notes"); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes and the 2011 Senior Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 credit facilities include a maximum consolidated leverage ratio and a minimum consolidated interest coverage ratio. The following table sets forth the leverage and interest coverage covenant tests as of March 31, 2012.

	Debt	Actual
	Covenant Ratio	Ratio
Interest coverage ratio requirement	2.10x	3.74x
Total leverage ratio limit	5.95x	3.71x
Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include, among others, a prolonged economic recession, a higher number of uninsured or underinsured patients, decreased governmental or managed care payer reimbursement, and continued payment delays of accounts receivable, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our 2010 term loan facility or the necessity of lender waivers with more adverse terms, including adverse pricing or repayment provisions or more restrictive covenants. A default under our 2010 credit facilities would also result in a default under the indenture governing our 8.0% Notes and the indentures governing the 2011 Senior Notes and Senior Discount Notes.
Capital Resources
We anticipate spending a total of $325.0 million to $335.0 million in capital expenditures during fiscal 2012, including the $196.1 million we spent during the nine months ended March 31, 2012. Under the terms of the DMC acquisition agreement, we were required to spend at least $80.0 million on expansion projects set forth in the agreement by December 31, 2011 as part of the $500.0 million total commitment for specified capital projects. Since we did not meet this commitment, we deposited during February 2012 $41.8 million into an escrow account ($40.4 million escrow balance at March 31, 2012) restricted for the purpose of funding capital expenditures related to the specific project list until the escrow is depleted. Subsequent to March 31, 2012, the restricted cash held in escrow for the specific project list was reduced to $28.0 million for capital expenditures completed through March 31, 2012.
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
We had $437.6 million of cash and cash equivalents as of March 31, 2012. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We believe that we invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.
As of March 31, 2012, we held $52.8 million in total available-for-sale investments in securities held by one of our wholly-owned captive insurance subsidiaries acquired in the DMC acquisition. We may not be able to utilize these investments to fund our operating or capital expenditure funding needs due to statutory limitations placed on this captive insurance subsidiary.

Liquidity Outlook

Due primarily to the DMC capital commitment escrow funding requirement and continued reimbursement delays from certain governmental payers, at various times subsequent to December 31, 2011, we made borrowings under our revolving credit facility to fund our working capital needs. In April 2012, we received commitments to increase the amount available under our current revolving credit facility from $260.0 million to $365.0 million with effectiveness subject to our satisfaction of certain conditions. We expect the cash proceeds from the offering of the New Notes and the expanded capacity under our revolving credit facility, together with cash on hand and cash generated from our operations, to be sufficient to fund our operating and capital needs during the next twelve months and into the foreseeable future. However, we cannot be certain that cash on hand, cash flows from operations and the capacity under our revolving credit facility will be sufficient to fund our operating and capital needs and debt service requirements during the long-term.

We intend to continue to pursue acquisitions, partnership arrangements and service expansion or de novo development opportunities, either in existing markets or new markets which fit our growth strategies. These opportunities may require significant additional investment. We also have significant capital commitments remaining under our DMC purchase agreement to be funded during the next several years. To finance transactions and our capital commitments, we may increase borrowings under our senior secured term loan facility, issue additional senior or subordinated notes, use available cash on hand, utilize amounts available under our revolving credit facility or seek additional funding. We continually assess our capital needs and may seek additional financing, including debt or equity, to fund potential acquisitions, fund capital projects or for other general corporate needs. As market conditions warrant, we and our major equity holders, including Blackstone and its affiliates, may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. Our future operating performance, ability to service existing debt or opportunities to obtain additional financing with favorable terms may be limited by economic or other market conditions or business factors, many of which are beyond our control.

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of March 31, 2012.

	Payments due by period
	Within 1 year	During Years 2-3	During Years 4-5	After 5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$209.2	$453.0	$1,170.7	$2,178.1	$4,011.0
Operating leases (2)	49.3	76.2	51.9	46.3	223.7
Purchase obligations (2)	56.5	—	—	—	56.5
Defined benefit pension plan funding (3)	26.5	62.5	60.0	48.4	197.4
Health plan claims and settlements payable (4)	102.4	—	—	—	102.4
Estimated self-insurance liabilities (5)	104.1	134.1	87.6	90.0	415.8
Construction and capital improvements(6)	62.3	300.0	400.0	—	762.3
Subtotal	$610.3	$1,025.8	$1,770.2	$2,362.8	$5,769.1

Other Commitments:
Guarantees of surety bonds (7)	$45.0	$—	$—	$—	$45.0
Letters of credit (8)	—	—	34.4	—	34.4
Physician commitments (9)	7.8	—	—	—	7.8
Estimated liability for uncertain tax positions (10)	0.3	—	—	—	0.3
Valley Baptist redeemable non-controlling interest (11)	—	52.5	—	—	52.5
Subtotal	$53.1	$52.5	$34.4	$—	$140.0

Total obligations and commitments	$663.4	$1,078.3	$1,804.6	$2,362.8	$5,909.1
 ____________________

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at March 31, 2012 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our condensed consolidated balance sheets.

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

(6)
Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as property, plant and equipment on our condensed consolidated balance sheets. The construction and capital improvements obligations, adjusted to reflect capital commitments under the executed DMC purchase agreement include the following as of March 31, 2012: $187.7 million committed within one year; $350.0 million committed within two to three years; and $200.0 million committed in the fourth year and beyond.

(7)	Represents performance bonds we have purchased related to health claims liabilities of PHP.

(8)
Amounts relate primarily to letters of credit outstanding with the third party administrator of our self-insured workers’ compensation program, which were reduced to $32.0 million outstanding as of the date of this filing.

(9)
Includes physician guarantee liabilities recognized in our condensed consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(10)	Represents expected future tax liabilities recognized in our condensed consolidated balance sheets determined under the guidance of accounting for income taxes.

(11)	Represents the redeemable non-controlling interests for Valley Baptist that is on the face of our condensed consolidated balance sheet.

Guarantees and Off Balance Sheet Arrangements
We are currently a party to certain rent shortfall agreements with certain unconsolidated entities. In the ordinary course of business we also enter into physician income guarantees, service agreement guarantees and other guarantee arrangements, including parent-subsidiary guarantees. We have not engaged in any transaction or arrangement with an unconsolidated entity that is reasonably likely to materially affect our liquidity.
We had standby letters of credit outstanding of $34.4 million as of March 31, 2012, which has been reduced to $32.0 million outstanding as of the date of this filing, which primarily relate to security for the payment of claims as required by various insurance programs.
Concurrent with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). In May 2011, we replaced the Warrant Shares with a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the principal amount of $500.0 million to collateralize our $500.0 million specified project capital commitment, which replacement was permitted by the asset purchase agreement for the DMC acquisition. The principal amount of the promissory note is reduced as we expend capital or escrow cash related to this capital commitment.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2012, we had in place $1,060.8 million (to be expanded to $1,165.8 million on or prior to August 31, 2012 subject to our satisfaction of certain conditions) of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
As of March 31, 2012, our senior secured credit facilities consisted of $800.8 million in term loans maturing in January 2016 and a $260.0 million revolving credit facility maturing in January 2015, $34.4 million of capacity was utilized by outstanding letters of credit. We have received commitments to increase the borrowing capacity under our 2010 revolving credit facility by $105.0 million to provide a total capacity of $365.0 million, subject to our satisfaction of certain conditions. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our term loan facility would result in a change in annual net interest of approximately $2.0 million.
Borrowings under our revolving credit facility bear interest at a rate equal to, at our option, the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $800.8 million in outstanding term loans bear interest at the alternate base rate plus a rate equal to, at our option, of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum.

Item 4.  Controls and Procedures.
Evaluation of Disclosure Control and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
We completed the acquisition of DMC effective January 1, 2011. The facilities acquired as part of the DMC acquisition utilize different information technology systems than our other facilities. We are currently integrating our internal control processes at DMC. In addition, we completed the acquisition of Valley Baptist effective September 1, 2011. The facilities acquired as part of the Valley Baptist acquisition utilize different information technology systems than our other facilities. We are currently evaluating the internal controls over financial reporting at Valley Baptist. The SEC’s rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We plan to complete the evaluation of the Valley Baptist facilities and the integration of the DMC and Valley Baptist facilities within the required time frames and report management’s assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required for each of these acquisitions. Other than the DMC and Valley Baptist acquisitions, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
Because we provide healthcare services in a highly regulated industry, we have been, and expect to continue to be, party to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 15. Contingencies and Healthcare Regulation in Part I, Item 1 of this report on Form 10-Q; and

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended June 30, 2011, filed with the SEC on August 25, 2011.
Except as set forth below, there have been no material changes to the legal proceedings we previously described in our Annual Report on Form 10-K during the nine months ended March 31, 2012.

Cason-Merenda, et al. v. Detroit Medical Center, et al., Case No. 2:06-cv-15601-GER-DAS (United States District Court, Eastern District of Michigan, Southern Division, filed December 15, 2006)

This case involves a federal antitrust class action against DMC. On March 22, 2012, the judge issued an opinion and order granting in part and denying in part the defendants' motions for summary judgment. The defendants' motions were granted as to the count of the complaint alleging wage fixing by defendants, but were denied as to the count alleging that the defendants' sharing of wage information allegedly resulted in the suppression of nurse wages. The opinion, however, did not address plaintiffs' motion for class certification and did not address defendants' challenge to the opinion of plaintiffs' expert, but specifically reserved ruling on those matters for a later date.

OIG Subpoena: Physician Compensation Arrangements in Arizona

On March 16, 2012, we received a subpoena from the Office of Investigations of the Office of the Inspector General ("OIG") of the U.S. Department of Health and Human Services ("HHS") requesting documents related to the fair market value of compensation paid by VHS Outpatient Clinics, Inc. or its affiliates to five physicians. We intend to cooperate fully with the investigation of this matter. To date, the OIG has not asserted any specific claim of damages against us or our hospitals. Because we are in the early stages of this investigation, we are unable to predict its timing or outcome at this time. Any liability under the Anti-Kickback Statute, the Stark Law or the FCA could expose us to risk of overpayment recoupment under the Stark Law, damages under the FCA's treble damages and civil monetary penalty provisions, and criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs for violations of the Anti-Kickback Statute, any of which could have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors
There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, other than the changes set forth in the new or revised risk factors set forth below.

Risks Related to Our Indebtedness
Our high level of debt and significant leverage may adversely affect our operations and our ability to grow and otherwise execute our business strategy.
We have a substantial amount of indebtedness. As of March 31, 2012, we had approximately $2,710.9 million of total indebtedness outstanding, $800.8 million of which would have been secured indebtedness (consisting of outstanding debt under our senior secured term loan facility maturing in January 2016 (the “2010 Term Loan Facility”, and together with the 2010 Revolving Facility, the “2010 Credit Facilities”) and capital leases). In addition, as of March 31, 2012, we would have had an additional $330.6 million of secured indebtedness available for borrowing under our senior secured revolving credit facility (the "2010 Revolving Facility"), after taking into account $34.4 million of outstanding letters of credit and assuming the completion of the increase to the borrowing capacity under the 2010 Revolving Facility. In addition, we may request an incremental term loan facility to be added to our 2010 Term Loan Facility to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and certain other conditions. Similarly, in addition to the $105.0 million increase to the borrowing capacity under the 2010 Revolving Facility (the "Revolving Facility Increase"), we may seek to further increase the borrowing capacity to an amount larger than $365.0 million, subject to the receipt of lender commitments and certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.
Our substantial indebtedness could have important consequences, including the following:

•
our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the $1,175.0 million 8% senior notes due in 2018 issued in January 2010 and July 2010 (the "8.0% Notes"), the $725.0 million 7.75% senior notes due 2019 issued in January 2011 and March 2012 (the "7.75% Senior Notes") and Senior Discount Notes;

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the 8.0% Notes, the 7.75% Senior Notes, the Senior Discount Notes and the 2010 Credit Facilities do not fully prohibit us or our subsidiaries from doing so. After giving effect to the Revolving Facility Increase, our 2010 Revolving Facility would provide commitments of up to $365.0 million (not giving effect to any outstanding letters of credit or outstanding borrowings, which would reduce the amount available under our 2010 Revolving Facility). In addition, we may seek to further increase the borrowing availability under the 2010 Revolving Facility and to increase the amount of our 2010 Term Loan Facility as previously described. All of those borrowings would be senior and secured, and as a result, would be effectively senior to the 8.0% Notes, the 7.75% Senior Notes, the Senior Discount Notes, and the guarantees of the 8.0% Notes and the guarantees of the 7.75% Senior Notes by the guarantors. If we incur any additional indebtedness that ranks equally with the 8.0% Notes, the 7.75% Senior Notes and the Senior Discount Notes, the holders of that debt will be entitled to share ratably with the holders of the 8.0% Notes and the 7.75% Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
The 2010 Credit Facilities and the indentures under which the 8.0% Notes, the Senior Discount Notes and the 7.75% Senior Notes were issued contain a number of significant covenants that, among other things, restrict our ability to:

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

In addition, under the 2010 Credit Facilities, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with those provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under the 2010 Credit Facilities. In the event of default, the lenders could elect to declare all amounts borrowed under the 2010 Credit Facilities, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. Borrowings under the 2010 Credit Facilities are effectively senior in right of payment to the 8.0% Notes, the Senior Discount Notes and the 7.75% Senior Notes. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full our indebtedness.
Our capital expenditure and acquisition strategies require substantial capital resources. The building of new hospitals and the operations of our existing hospitals and acquired hospitals require ongoing capital expenditures for construction, renovation, expansion and the addition of medical equipment and technology. More specifically, we are contractually obligated to make significant capital expenditures relating to the acquired DMC facilities. Also, construction costs to build new hospitals are substantial and continue to increase. Our debt agreements may restrict our ability to incur additional indebtedness to fund these expenditures.
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
Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. In addition, the agreements governing our indebtedness allow us to make significant dividend payments, investments and other restricted payments. The making of these payments could decrease available cash and adversely affect our ability to make principal and interest payments on our indebtedness.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, seek additional capital or seek to restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet our debt service and other obligations. The 2010 Credit Facilities and the indentures governing the 8.0% Notes, the Senior Discount Notes and the 7.75% Senior Notes restrict our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.
We must rely on payments from its subsidiaries to fund payments on its indebtedness. Such funds may not be available in certain circumstances.
We are a holding company and all of our operations are conducted through our subsidiaries. Therefore, we depend on the cash flows of our subsidiaries to meet our obligations, including our indebtedness. The ability of these subsidiaries to distribute money to us by way of dividends, distributions, interest, return on investments, or other payments (including loans) is subject to various restrictions, including restrictions imposed by the 2010 Credit Facilities and the indentures relating to our existing senior notes; and future debt may also limit such payments.
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
The U.S. economy and global credit markets remain volatile. Instability in consumer confidence and continued high unemployment have increased concerns of prolonged economic weakness. While certain healthcare spending is considered non-discretionary and may not be significantly impacted by economic downturns, other types of healthcare spending may be significantly adversely impacted by such conditions. When patients are experiencing personal financial difficulties or have concerns about general economic conditions, they may choose to defer or forego elective surgeries and other non-emergency procedures, which are generally more profitable lines of business for hospitals. We are unable to determine the specific impact of the current economic conditions on our business at this time, but we believe that further deterioration or a prolonged period of economic weakness will have an adverse impact on our operations. Other risk factors discussed herein describe some significant risks that may be magnified by the current economic conditions such as the following:

•
our concentration of operations in a small number of regions, and the impact of economic downturns in those communities. To the extent the communities in and around San Antonio, Harlingen and Brownsville, Texas; Phoenix, Arizona; Chicago, Illinois; Detroit, Michigan; or certain communities in Massachusetts experience a greater degree of economic weakness than average, the adverse impact on our operations could be magnified;

•
our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments or managed care companies (including managed Medicare and managed Medicaid payers) reduce our reimbursement. Current economic conditions have accelerated and increased the budget deficits for most states, including those in which we operate. These budgetary pressures have resulted, and may continue to result, in healthcare payment reductions under state Medicaid plans or reduced benefits to participants in those plans. Also, governmental, managed

Medicare or managed Medicaid payers may defer payments to us to conserve cash. Managed care companies have reduced and may continue to seek to reduce payment rates or limit payment rate increases to hospitals in response to continuing pressure from employers and from reductions in enrolled participants;

•
our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting the patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee healthcare costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits; and

•
under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under the 2010 Credit Facilities will be held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.

We are unable to predict if the condition of the U.S. economy, the local economies in the communities we serve or global credit conditions will improve in the near future or when such improvements may occur.
We are unable to predict the impact of the Health Reform Law, which represents significant change to the healthcare industry.
As enacted, the Health Reform Law will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, reduced growth in Medicare program spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. In addition, the new law reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality and contains provisions intended to strengthen fraud and abuse enforcement. Twenty-nine states and various private individuals and groups have challenged the constitutionality of the Health Reform Law in federal courts and lower courts have issued conflicting rulings on the constitutionality of the Health Reform Law, including, specifically, the requirement that individuals maintain health insurance or pay a penalty. The United States Supreme Court has heard most of these challenges in March 2012; a final decision is expected in late spring 2012. The Supreme Court could take any number of actions ranging from upholding the law to invalidating pieces or the entire law. Simultaneously, Congress is considering a number of changes that could alter the scope or implementation of the Health Reform Law. In 2011, the U.S. House of Representatives approved legislation that would repeal the entire law, but the Senate rejected the legislation. Nonetheless, Congress has enacted several changes to the Health Reform Law, including several changes that have repealed portions of the original measure. Moreover, states are moving at different rates to implement portions of the Health Reform Law left to their discretion, including health insurance exchanges that will be necessary to enroll millions of uninsured Americans in insurance plans. Some states have made no discernible progress toward establishing exchanges, which makes uncertain when and how residents of those states will become insured pursuant to the expectations of the Health Reform Law.
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
However, it is difficult to predict the size of the potential revenue gains to us as a result of these elements of the Health Reform Law because of uncertainty surrounding a number of material factors, including the following:

•
how many previously uninsured individuals will obtain coverage as a result of the Health Reform Law (while the Congressional Budget Office (“CBO”) estimates 31 million by 2019, CMS estimates almost 34 million; both agencies made a number of assumptions to derive that figure, including how many individuals will ignore substantial subsidies and decide to pay the penalty rather than obtain health insurance and what percentage of people in the future will meet the new Medicaid income eligibility requirements);

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

•
the possibility that implementation of provisions expanding health insurance coverage will be delayed or even blocked due to court challenges or revised or eliminated as a result of efforts to repeal or amend the new law. Twenty-nine states and various private individuals and groups have challenged the constitutionality of the Health Reform Law in federal courts and lower courts have issued conflicting rulings on the constitutionality of the Health Reform Law, including, specifically, the requirement that individuals maintain health insurance or pay a penalty. The United States Supreme Court has heard most of these challenges in March 2012; a final decision is expected in late spring 2012. The Supreme Court could take any number of actions ranging from upholding the law to invalidating pieces or the entire law. Simultaneously, Congress is considering a number of changes that could alter the scope or implementation of the Health Reform Law;

•
in 2011, the U.S. House of Representatives approved legislation that would repeal the entire law, but the Senate rejected the legislation. Nonetheless, Congress has enacted several changes to the Health Reform Law, including several changes that have repealed portions of the original measure. Moreover, states are moving at different rates to implement portions of the Health Reform Law left to their discretion, including health insurance exchanges that will be necessary to enroll millions of uninsured Americans in insurance plans. Some states have made no discernible progress toward establishing exchanges, which makes uncertain when and how residents of those states will become insured pursuant to the expectations of the Health Reform Law; and

•
elections in November 2012 could change which political party controls the White House and/or Congress. Republican presidential candidates and congressional leaders have made repealing the Health Reform Law a top legislative priority. If Republicans claim control of the Executive and/or both of the Legislative Branches of government (the House and the Senate), they could seek to repeal the entire Health Reform law or advance substantial changes.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 60-65% of our net patient revenues during our fiscal years ended 2009, 2010 and 2011 and the nine months ended March 31, 2012, respectively, were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether future reductions required by the Health Reform Law will be changed by statute prior to becoming effective;

•	the size of the Health Reform Law's annual productivity adjustment to the market basket in 2013 and later payment years;

•	the amount of the Medicare DSH reductions that will be made, commencing in federal fiscal year 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in federal fiscal year 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law's quality initiatives;

•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•
whether our revenues from upper payment limit (“UPL”) programs, or other Medicaid supplemental programs developed through a federally approved waiver program, will be adversely affected, because there may be reductions in available state and local government funding for the programs, or because there may be fewer indigent, non-Medicaid patients for whom we provide services pursuant to UPL programs in which we participate;

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
Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for approximately 55-60% of our net patient revenues for each of the years ended June 30, 2009, 2010 and 2011 and for the nine months ended March 31, 2012. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization review and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. The trend towards consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, nongovernment payers increasingly may demand reduced fees. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.
Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments.
Approximately 60-65% of our net patient revenues for the years ended June 30, 2009, 2010 and 2011 and the nine months ended March 31, 2012, respectively, came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years federal and state governments have made significant changes to the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.
In recent years, legislative and regulatory changes have resulted in limitations on and, in some cases, reductions in levels of payments to healthcare providers for certain services under the Medicare program. For example, CMS completed a two-year transition to full implementation of the Medicare severity-adjusted diagnosis-related group (“MS-DRG”) system, which represents a refinement to the existing diagnosis-related group system. Future realignments in the MS-DRG system could impact the margins we receive for certain services. Further, the Health Reform Law provides for material reductions in the growth of Medicare program spending, including reductions in Medicare market basket updates, and Medicare DSH funding. Medicare payments in federal fiscal year 2011 for inpatient hospital services were lower than payments for the same services in federal fiscal year 2010 because of reductions resulting from the Health Reform Law but were increased slightly for federal fiscal year 2012.
On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law increased the nation's borrowing authority while taking steps to reduce federal spending and the deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in federal fiscal year 2012. Under a second phase, if certain spending and deficit targets are reached, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the-

board spending reductions must be implemented over 10 years beginning in January 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and CHIP programs) are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than 2%. If sequestration goes into effect and these reductions are implemented, Medicare payments to hospitals and for other services could be reduced. Congress may take additional action in 2012 or 2013 to further reduce federal spending and the deficit to avoid sequestration being triggered. If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could substantially reduced.
Since most states must operate with balanced budgets and since the Medicaid program is often a state's largest program, some states can be expected to enact or consider enacting legislation designed to reduce their Medicaid expenditures. The current weakened economic conditions have increased the budgetary pressures on many states, and these budgetary pressures have resulted, and likely will continue to result, in decreased spending for Medicaid programs and the CHIP in many states. Certain states in which we operate are also delaying payments to us, or accelerating payments we owe to them, as a way to deal with their budget shortfalls. Further, many states have also adopted, or are considering, legislation designed to reduce coverage, enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states' Medicaid systems.
On March 15, 2011, the Governor of Arizona announced the state's plan to reform Medicaid by making changes to eligibility, freezing enrollment, and modifying reimbursement rates, among other proposals. Many of the proposed changes required federal approval. In April 2011, the Governor signed Arizona's fiscal year 2012 budget legislation, which included a 5% reduction to provider reimbursement, effective October 1, 2011, and a reduction in Medicaid beneficiaries through enrollment caps, attrition and more stringent eligibility requirements. Following the passage of the legislation, on October 21, 2011, CMS approved certain modifications to Arizona's Section 1115 waiver consistent with the legislative plans. For a five-year period, the waiver allows Arizona to freeze Medicaid enrollment for the Childless Adult Program and provides flexibility for the state to fund the Childless Adult Program based on availability of resources. As of March 2012, AHCCCS is awaiting approval from CMS to freeze enrollment of parents with incomes between 75-100% of the Federal Poverty Limit. Additionally, AHCCCS has proposed a gain sharing plan, the details of which have not been finalized, which would be implemented through an annual reconciliation process with the managed Medicaid health plans.
Similarly, in July 2011, the Texas Health and Human Services Commission issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate along with an 8% reduction in Medicaid hospital outpatient reimbursement. The MS-DRG relative weights were also rebased concurrent with the SDA rate change. The SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services but does not include add-on adjustments for higher acuity services such as neonatal and other women's services. Our Texas hospitals also participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. CMS approved a Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Additional Medicaid spending reductions may be implemented in the future in the states in which we operate.
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
In recent years, both the Medicare program and several large managed care companies have changed our reimbursement to link some of their payments, especially their annual increases in payments, to performance on certain quality of care measures. We expect this trend to “pay-for-performance” to increase in the future. If we are unable to meet these performance measures, our financial position, results of operations and cash flows will be materially adversely affected.
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
The healthcare industry is subject to extensive federal, state and local laws and regulations relating to licensing, the conduct of operations, the ownership of facilities, the addition of facilities and services, financial arrangements with physicians and other referral sources, confidentiality, maintenance and security issues associated with medical records, billing for services and prices for services. If a determination was made that we were in material violation of such laws or regulations, our operations and financial results could be materially adversely affected.
On January 18, 2011, President Obama signed Executive Order (“EO”) 13563, which requires federal agencies to develop plans to periodically review existing significant regulations to identify outmoded, ineffective, insufficient or excessively burdensome regulations and to modify, streamline, expand, or repeal the regulations as appropriate. On May 26, 2011, the federal Office of Management and Budget (“OMB”) released preliminary regulatory review plans from 30 federal agencies, including HHS. The HHS plan specifically references 79 existing or proposed regulations for review. Seventeen of these existing or proposed regulations are under the authority of CMS. The CMS regulations designated for review and revision and that are relevant to our operations include rules related to:

•	hospital cost reporting of pension costs;

•	conditions of participation for hospitals and other healthcare facilities;

•	inpatient rehabilitation unit payment systems;

•	outpatient hospital physician supervision requirements;

•	Medicare reconsideration and appeals processes;

•	Medicare Advantage and prescription drug plan marketing rules and comment process for annual policy changes;

•	physician documentation requirements;

•	ambulatory surgical center same-day services rules;

•	Medicaid home and community-based services waivers; and

•	State Innovation Waivers under the Health Reform Law.

The preliminary plan also notes that CMS has approximately 80 additional regulatory reform proposals under review and development. On October 18, 2011, CMS issued one final and two proposed rules in response to EO 13563. The rules are intended to streamline Medicare and Medicaid regulations for hospitals and other providers. The HHS proposed plan also includes four HIPAA-related provisions for review that may be relevant to our operations. Although the regulatory review process is intended to result in less regulatory burden, the results of these reviews are uncertain and may result in regulatory changes that could adversely affect our operations.
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
In addition, the portion of the Social Security Act commonly known as the “Stark Law” prohibits physicians from referring Medicare and (to an extent) Medicaid patients to providers of certain “designated health services” if the physician or a member of his or her immediate family has an ownership or investment interest in, or compensation arrangement with, that provider. In addition, the provider in such arrangements is prohibited from billing for all of the designated health services referred by the physician, and, if paid for such services, is required to promptly repay such amounts. Most of the services furnished by our facilities are “designated health services” for Stark Law purposes, including inpatient and outpatient hospital services. There are multiple exceptions to the Stark Law, among others, for physicians having a compensation relationship with the facility as a result of employment agreements, leases, physician recruitment and certain other arrangements. However, each of these exceptions applies only if detailed conditions are met. An arrangement subject to the Stark Law must qualify for an exception in order for the services to be lawfully referred by the physician and billed by the provider. Although there is an exception for a physician's ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. A March 31, 2011 decision by the U.S. District Court for the Eastern District Court of Texas upheld the constitutionality of this new law, but a notice of appeal was filed on May 27, 2011, for review of the decision by the Fifth Circuit Court of Appeals. Oral arguments are scheduled for April 3, 2012. In addition, the House of Representatives approved a bill in December 2011 that would have relaxed physician hospital ownership restrictions imposed under the Health Reform Law to allow physician-owned hospitals that were under construction but did not have Medicare provider numbers as of December 31, 2010, to open and operate and qualify for grandfather protection; the bill also would have made it significantly easier for hospitals that were grandfathered under the Health Reform Law to expand capacity (presently, grandfathered hospitals are allowed to expand bed and/or capacity only if they meet very limited criteria). The Senate counterpart to that bill did not include a comparable provision, and the final legislation signed by the President in March 2012 also did not contain a similar provision. It is possible that Congress could revisit and advance additional changes to the hospital-physician ownership provisions in future legislation.
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
Additionally, if we violate the Anti-Kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam, or “whistleblower,” suit. For a discussion of remedies and penalties under the FCA, see “-Providers in the healthcare industry have been the subject of federal and state investigations, whistleblower lawsuits and class action litigation, and we may become subject to investigations, whistleblower lawsuits or class action litigation in the future” below.

Effective December 31, 2010, in connection with the impending acquisition of DMC, we and DMC entered into a Settlement Agreement with the U.S. Department of Justice (“DOJ”) and the OIG releasing us from liability under the FCA, the Civil Monetary Penalties Law, and the civil monetary penalties provisions of the Stark Law for certain disclosed conduct (the “Covered Conduct”) by DMC prior to our acquisition that may have violated the Anti-Kickback Statute or the Stark Law or failed to comply with governmental reimbursement rules. (A copy of the Settlement Agreement may be found as Exhibit 2.6 to our Current Report on Form 8-K, dated January 5, 2011, filed with the SEC.) DMC paid $30 million to the government in connection with such settlement based upon the government's analysis of DMC's net worth and ability to pay, but not upon our net worth and ability to pay. The Settlement Agreement is subject to the government's right of rescission in the event of DMC's nondisclosure of assets or any misrepresentation in DMC's financial statements disclosed to the government by DMC. While we are not aware of any such misrepresentation or nondisclosure at this time, such misrepresentation or nondisclosure by DMC would provide the government the right to rescind the Settlement Agreement. Additionally, while the scope of release for the Covered Conduct under the Stark Law is materially similar to or broader than that found in most similar publicly-available settlement agreements, the precise scope of such a release under the Stark Law and the FCA, as amended by the Fraud Enforcement and Recovery Act of 2009 and the Health Reform Law, has not been interpreted by any court, and it is possible that a regulator or a court could interpret these laws such that the release would not extend to all possible liability for the Covered Conduct. If the Settlement Agreement were to be rescinded or so interpreted, this could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, the DOJ continues to investigate the Covered Conduct covered by the Settlement Agreement with respect to potential claims against individuals. It is possible that this investigation might result in adverse publicity or adversely impact our business reputation or otherwise have a material adverse impact on our business.
If we fail to comply with the Anti-Kickback Statute, the Stark Law, the FCA or other applicable laws and regulations, or if we fail to maintain an effective corporate compliance program, we could be subjected to liabilities, including civil penalties (including the loss of our licenses to operate one or more facilities), exclusion of one or more facilities from participation in the Medicare, Medicaid and other federal and state healthcare programs and, for violations of certain laws and regulations, criminal penalties.
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
Government officials responsible for enforcing healthcare laws could assert that one or more of our facilities, or any of the transactions in which we are involved, are in violation of the Anti-Kickback Statute or the Stark Law and related state laws. It is also possible that the courts could ultimately interpret these laws in a manner that is different from our interpretations. Moreover, other healthcare companies, alleged to have violated these laws, have paid significant sums to settle such allegations and entered into “corporate integrity agreements” because of concern that the government might exercise its authority to exclude those providers from governmental payment programs (e.g., Medicare, Medicaid and TRICARE). Both Arizona Heart Hospital and Arizona Heart Institute had such “corporate integrity agreements” prior to our purchase of certain of their assets and liabilities that the OIG has not sought to impose on us. A determination that one or more of our facilities has violated these laws, or the public announcement that we are being investigated for possible violations of these laws, could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.
Federal law permits the OIG to impose civil monetary penalties, assessments and to exclude from participation in federal healthcare programs individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities that have been excluded from participation or an order to prescribe a medical or other item or service during a period a person was excluded from participation, where the person knows or should know that the claim would be made to a federal healthcare program. These penalties may also be imposed on providers or entities that employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of, or entities that contract with, excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to OIG that two of our employees had been excluded from participation in Medicare at certain times during their employment. The OIG may seek to apply its exclusion authority to an officer or a managing employee of an excluded or convicted entity. The OIG has used the responsible corporate officer doctrine to apply this authority expansively. In fact, a recent federal district court case from the District of Columbia affirmed the OIG's exclusion authority on the basis of the responsible corporate officer doctrine, Friedman et. al. v. Sebelius (1:09-cv-02028-ESH). In addition, a bill passed by the 2010 U.S. House of Representatives would expand this exclusion authority to include individuals and entities affiliated with sanctioned entities. A similar bill was re-introduced in the U.S. House of Representatives on February 11, 2011, but its chances of passage remain unclear given that the bill was previously blocked by an anonymous Senate hold. Claims for services furnished by excluded parties may constitute false claims under the federal FCA. As such, the DOJ may also impose penalties on providers that employ excluded parties. Penalties include three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each claim.
Illinois, Michigan and Massachusetts require governmental determinations of need (“Certificates of Need”) prior to the purchase of major medical equipment or the construction, expansion, closure, sale or change of control of healthcare facilities. We believe our facilities have obtained appropriate Certificates of Need wherever applicable. However, if a determination were made that we were in material violation of such laws, our operations and financial results could be materially adversely affected. The governmental determinations, embodied in Certificates of Need, can also affect our facilities' ability to add bed capacity or important services. We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate the affected facility profitably.
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
CMS announced in 2007 that it intended to collect information on ownership, investment and compensation arrangements with physicians from 500 (pre-selected) hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”) from each selected hospital. CMS also indicated that at least 10 of our hospitals would be among these 500 hospitals required to submit a DFRR because these 10 hospitals did not respond to CMS' voluntary survey instrument on this topic purportedly submitted to these hospitals via email by CMS in 2006. CMS intended to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period, and CMS has indicated it may share this information with other government agencies and with congressional committees. Many of these agencies have not previously analyzed this information and have the authority to bring enforcement actions against the hospitals. In December 2008, CMS re-published a Paperwork Reduction Act package and proposed to send the DFRR to 400 hospitals. In June 2010, CMS announced that it had determined that mandating hospitals to complete the DFRR may duplicate some of the reporting obligations related to physician ownership or investment in hospitals set forth in the Health Reform Law, and, as a result, it had decided to delay implementation of the DFRR and instead focus on implementation of these new reporting provisions as to physician-owned hospitals only. CMS also explained in this June 2010 announcement that it remained interested in analyzing physicians' compensation relationships with hospitals, and that after it collected and examined information related to ownership and investment interests of physicians in hospitals pursuant to the reporting obligations in the Health Reform Law, it would determine if it was necessary to capture information related to compensation arrangements from non-physician owned hospitals as well pursuant to reimplementation of its DFRR initiative. We have no physician ownership in our hospitals, so our hospitals will not be subject to these new physician ownership and investment reporting obligations under the Health Reform Law.
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
Depending on the final format of the DFRR, responding hospitals may be subject to substantial penalties as a result of enforcement actions brought by government agencies and whistleblowers acting pursuant to the FCA and similar state laws, based on such allegations like failure to respond within required deadlines, that the response is inaccurate or contains incomplete information or that the response indicates a potential violation of the Stark Law or other requirements.
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
In addition, the federal FCA permits private parties to bring qui tam, or whistleblower, lawsuits against companies. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. Because qui tam lawsuits are filed under seal, we could be named in one or more such lawsuits of which we are not aware. Defendants determined to be liable under the FCA may be required to pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under the FCA may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government. The Fraud Enforcement and Recovery Act, which became law on May 20, 2009, changes the scienter requirements for liability under the FCA. An entity may now violate the FCA if it “knowingly and improperly avoids or decreases an obligation” to pay money to the United States. This includes obligations based on an “established duty . . . arising from . . . the retention of any overpayment.” Thus, if a provider is aware that it has retained an overpayment that it has an obligation to refund, this may form the basis of a FCA violation even if the provider did not know the claim was “false” when it was submitted. The Health Reform Law expressly requires healthcare providers and others to report and return overpayments. The term overpayment is defined as “any funds that a person receives or retains under title XVIII or XIX to which the person, after applicable reconciliation, is not entitled under such title.” The Health Reform Law also defines the period of time in which an overpayment must be reported and returned to the government. The Health Reform Law provides that “[a]n overpayment must be reported and returned” within “60 days after the date on which the overpayment was identified,” or “the date any corresponding cost report is due,” whichever is later. In February 2012, CMS proposed regulations that would find that a provider has “identified” an overpayment if the provider has “actual knowledge of the existence of the overpayment” or “acts in reckless disregard or deliberate ignorance of the overpayment.” CMS also proposed suspending the 60-day period for returning an overpayment for overpayments that are the subject of a Medicare Self-Referral Disclosure Protocol already received by CMS or OIG Self-Disclosure Protocol already received by the OIG. Under the proposed rules, a provider would have an obligation to report and return an overpayment if that overpayment is discovered within 10 years of the date the overpayment was received. The Health Reform Law explicitly states that if the overpayment is retained beyond the 60-day period, it becomes an “obligation” sufficient for reverse false claim liability under the FCA, and is therefore subject to treble damages and penalties if there is a “knowing and improper” failure to return the overpayment.
In some cases, courts have held that violations of the Stark Law and Anti-Kickback Statute can properly form the basis of a FCA case, finding that in cases where providers allegedly violated other statutes and have submitted claims to a governmental payer during the time period they allegedly violated these other statutes, the providers thereby submitted false claims under the FCA. Some states have adopted similar whistleblower and false claims provisions. The Health Reform Law now explicitly links violations of the Anti-Kickback Statute to the FCA. In addition, in February 2012, CMS suggested that there may be situations where a provider is unaware of a kickback arrangement between third parties that causes the provider to submit claims that are the subject of the kickback. For example, a hospital submitting a claim for a medical device may not be aware that a medical device manufacturer paid kickbacks to a referring physician. CMS has proposed that a provider who is not a party to a kickback arrangement may still have a duty to report a kickback scheme if it has sufficient knowledge of the arrangement to identify an overpayment. Under this proposed rule, such a failure to report could create potential false claims liability.
The Health Reform Law changes the intent requirement for healthcare fraud under 18 U.S.C. § 1347, such that “a person need not have actual knowledge or specific intent to commit a violation.” In addition, the Health Reform Law significantly changes the FCA by removing the jurisdictional bar for allegations based on publicly disclosed information and by loosening the requirements for a qui tam relator to qualify as an “original source,” by permitting the DOJ to oppose a defendant's motion to dismiss on “public disclosure bar” grounds and by narrowing the definition of what prior disclosures constitute “public disclosure” for the purpose of the bar. These changes will effectively increase FCA exposure by enabling a greater number of whistleblowers to bring a claim.
Should we be found out of compliance with any of these laws, regulations or programs, depending on the nature of the findings, our business, financial position and results of operations could be negatively impacted.
As required by statute, CMS has implemented the Recovery Audit Contractor (“RAC”) program on a nationwide basis. Under the program, CMS contracts with RACs to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the RAC program's scope to include managed Medicare plans and to include Medicaid claims by requiring all states to have established a RAC program by December 31, 2010. CMS expected states to implement their Medicaid RAC programs by January 1, 2012. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increased federal funding for the MIC program beginning in federal fiscal year 2011 and the increased funding continues through federal fiscal year 2016. In addition to RACs and MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.
The OIG and the DOJ have, from time to time, including for fiscal year 2012, established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Initiatives include, but are not limited to, a focus on hospital billing for inpatient services and outpatient charges associated with inpatient services, as well as hospital laboratory, home health and durable medical equipment billing practices. As a result of these initiatives, some of our activities could become the subject of governmental investigations or inquiries. For example, we have significant Medicare and Medicaid billings, we provide some durable medical equipment and home healthcare services, and we have joint venture arrangements involving physician investors. We also have a variety of other financial arrangements with physicians and other potential referral sources, including recruitment arrangements and leases. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. We are aware that several of our hospitals or their related healthcare operations were and may still be under investigation in connection with activities conducted prior to our acquisition of them. With the exception of the acquisition of the assets of DMC, under the terms of our various acquisition agreements, the prior owners of our hospitals are responsible for any liabilities arising from pre-closing violations. The prior owners' resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, may have a material adverse effect on our business, financial condition or results of operations. Any investigations of us, our executives, managers, facilities or operations could result in significant liabilities or penalties to us, as well as adverse publicity.
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
As an element of our corporate compliance program and our internal compliance audits, from time to time we make voluntary disclosures and repayments to the Medicare and Medicaid programs and/or to the federal and/or state regulators for these programs in the ordinary course of business. All of these voluntary actions on our part could lead to an investigation by the regulators to determine whether any of our facilities have violated the Stark Law, the Anti-Kickback Statute, the FCA or similar state law. Either an investigation or initiation of administrative or judicial actions could result in a public announcement of possible violations of the Stark Law, the Anti-Kickback Statute or the FCA or similar state law. Such determination or announcements could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly.
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
The healthcare business is highly competitive and competition among hospitals and other healthcare providers for patients has intensified in recent years. Generally, other hospitals in the local communities served by most of our hospitals provide services similar to those offered by our hospitals. In addition, CMS publicizes on its Medicare website performance data related to quality measures and data on patient satisfaction surveys hospitals submit in connection with their Medicare reimbursement. Federal law provides for the future expansion of the number of quality measures that must be reported. Additional quality measures and future trends toward clinical transparency may have an unanticipated impact on our competitive position and patient volumes. Further, the Health Reform Law requires all hospitals to annually establish, update and make public a list of the hospital's standard charges for items and services. If any of our hospitals achieve poor results (or results that are lower than our competitors) on these quality measures or on patient satisfaction surveys or if our standard charges are higher than our competitors, our patient volumes could decline.
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
PHP also faces competition within the Arizona markets that it serves. As in the case of our hospitals, some of our health plan competitors in these markets are owned by governmental agencies or not-for-profit corporations that have greater financial resources than we do. The revenues we derive from PHP could significantly decrease if new plans operating in the AHCCCS, which is Arizona's state Medicaid program, enter these markets or other existing AHCCCS plans increase their number of members. Moreover, a failure to attract future members may negatively impact our ability to maintain our profitability in these markets.
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
The relatively high cost of professional liability insurance and, in some cases, the lack of availability of such insurance coverage for physicians with privileges at our hospitals increases our risk of vicarious liability in cases where both our hospital and the uninsured or underinsured physician are named as co-defendants. As a result, we are subject to greater self-insured risk and may be required to fund a higher amount of claims out of our operating cash flows in future periods as our claims mature. We cannot assure you that we will be able to continue to obtain insurance coverage in the future or that such insurance coverage, if it is available, will be available on acceptable terms.

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
Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of acute care service segment revenues (prior to these adjustments) was 15.8% and 15.7% for the years ended June 30, 2010 and 2011, respectively. This ratio increased to 18.8% for the nine months ended March 31, 2012. Our self-pay discharges as a percentage of total discharges were approximately 3.3% during fiscal year 2010 (as adjusted for our Medicaid pending policy changes in Illinois on April 1, 2009 and in Phoenix and San Antonio on July 1, 2009). Our self-pay discharges as a percentage of total discharges during the year ended June 30, 2011 increased by 700 basis points compared to the year ended June 30, 2010 and was 6.7% for the nine months ended March 31, 2012. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding reductions or general economic weakness. We continue to seek ways to improve point of service collection efforts and to implement appropriate payment plans with our patients. However, if we continue to experience growth in self-pay revenues prior to the Health Reform Law being fully implemented, our results of operations and cash flows could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
The Health Reform Law seeks to decrease over time the number of uninsured individuals. Among other things, the Health Reform Law will, effective January 1, 2014, expand Medicaid and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law's complexity, lack of implementing regulations or interpretive guidance, gradual implementation and possible amendment by Congress or invalidation by the U.S. Supreme Court, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. In addition, even after implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.
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
In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of March 31, 2012, we employed more than 700 practicing physicians, excluding residents. We have employed a significant number of additional physicians since June 30, 2010 primarily through acquisitions, including 19 physicians comprising the Arizona Heart Institute, approximately 160 physicians from the DMC acquisition and approximately 33 physicians from the Valley Baptist acquisition. A physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors' wage increases and are unable to pass such increases on to our patients, our margins could decline, which could adversely affect our business, financial condition and results of operations.
We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring not-for-profit hospitals due to regulatory scrutiny.

An important element of our business strategy is expansion by acquiring hospitals in our existing and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire hospitals is significant, including competition from healthcare companies with greater financial resources than ours. As previously discussed, in fiscal 2011, we acquired two hospitals in Chicago, Illinois, one hospital in Phoenix, Arizona and eight hospitals in metropolitan Detroit, Michigan and in fiscal 2012, we acquired two hospitals in Harlingen and Brownsville, Texas. There is no guarantee that we will be able to successfully integrate these or any other hospital acquisitions, which limits our ability to complete future acquisitions.
We may not be able to acquire additional hospitals on satisfactory terms and future acquisitions may be on less than favorable terms. We may have difficulty obtaining financing, if necessary, for future acquisitions on satisfactory terms. The DMC acquisition includes, and other future acquisitions may include, significant capital or other funding commitments. Furthermore, we invest capital in our existing facilities to develop new services or expand or renovate our facilities in an effort to generate new, or sustain existing, revenues from our operations. We may not be able to finance these capital commitments or development programs through operating cash flows or additional debt or equity proceeds. We sometimes agree not to sell an acquired hospital for some period of time (currently no longer than 10 years) after purchasing it and/or grant the seller a right of first refusal to purchase the hospital if we agree to sell it to a third party.
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
We may not be able to successfully integrate our acquisitions of DMC or Valley Baptist or realize the potential benefits of these acquisitions, which could cause our business to suffer.
We may not be able to combine successfully the operations of DMC or Valley Baptist with our operations and, even if such integrations are accomplished, we may never realize the potential benefits of the acquisitions. The integration of DMC and Valley Baptist with our operations requires significant attention from management and may impose substantial demands on our operations or other projects. The integration of DMC also involves a significant capital commitment, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. Any of these factors could cause delays or increased costs of combining the companies, which could adversely affect our operations, financial results and liquidity.
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
As part of our growth strategy, we may pursue acquisitions or joint ventures of hospitals or other related healthcare facilities and services. These acquisitions or joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition, results of operations and cash flows. Acquisitions or joint ventures involve numerous risks, including:

•	difficulty and expense of integrating acquired personnel into our business;

•	diversion of management's time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.
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
Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, general liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained malpractice or professional liability insurance to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002, to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred between June 1, 2002 and June 30, 2010, we self-insured our professional and general liability risks, either through our captive subsidiary or through another of our subsidiaries, in respect of losses up to $10.0 million. For claims subsequent to June 30, 2010, we increased this self-insured retention to $15.0 million for our Illinois hospitals. We have also purchased umbrella excess policies for professional and general liability insurance for all periods through June 30, 2012 with unrelated commercial carriers to provide an additional $65.0 million of coverage in the aggregate above our self-insured retention. While our premium prices have not fluctuated significantly during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition, results of operations and cash flows could be materially adversely affected.
Physicians' professional liability insurance costs in certain markets have dramatically increased to the point where some physicians are either choosing to retire early or leave those markets. If physician professional liability insurance costs continue to escalate in markets in which we operate, some physicians may choose not to practice at our facilities, which could reduce our patient volumes and revenues. Our hospitals may also incur a greater percentage of the amounts paid to claimants if physicians are unable to obtain adequate malpractice coverage since we are often sued in the same malpractice suits brought against physicians on our medical staffs who are not employed by us.
We have employed a significant number of additional physicians from our recent acquisitions. Also, effective with the DMC acquisition, we now provide malpractice coverage through certain of our insurance captive subsidiaries to more than 1,100 non-employed attending physicians, which creates additional risks for us. We expect to continue to employ additional physicians in the future. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods since for employed physicians there is no insurance coverage from unaffiliated insurance companies.
Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.
Among our operations as of March 31, 2012, five hospitals and various related healthcare businesses were located in San Antonio, Texas; six hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; four hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; eight hospitals and various related healthcare businesses were located in metropolitan Detroit, Michigan; three hospitals and related healthcare businesses were located in Massachusetts; and two hospitals and related healthcare businesses were located in Harlingen and Brownsville, Texas.
For the years ended June 30, 2009, 2010 and 2011, the nine months ended March 31, 2012 and the pro forma nine months ended March 31, 2012 (adjusted for the acquisition of Valley Baptist), our total revenues were generated as follows:

	Year Ended June 30,			Nine Months Ended March 31, 2012	Pro Forma Nine Months Ended March 31, 2012
	2009	2010	2011
San Antonio	29.6%	26.8%	20.7%	16.4%	16.1%
PHP and Abrazo Advantage Health Plan (“AAHP”)	19.3	23.1	16.6	11.7	11.5
Massachusetts	18.3	18.2	12.5	10.3	10.1
Metropolitan Phoenix, excluding PHP and AAHP	17.9	17.5	13.2	10.2	10.1
Metropolitan Chicago (1)	14.6	14.1	15.5	12.2	12.0
Metropolitan Detroit	—	—	21.3	33.5	33.1
Harlingen and Brownsville, Texas (2)	—	—	—	5.6	7.0
Other	0.3	0.3	0.2	0.1	0.1
	100.0%	100.0%	100.0%	100.0%	100.0%
___________

(1)	Includes MacNeal Health Providers (“MHP”).
(2)	Includes Valley Baptist Insurance Company (“VBIC”).

Any material change in the current demographic, economic, competitive or regulatory conditions in any of these regions could adversely affect our overall business results because of the significance of our operations in each of these regions to our overall operating performance. Moreover, due to the concentration of our revenues in only six markets, our business is less diversified and, accordingly, is subject to greater regional risk than that of some of our larger competitors.
If we are unable to control our healthcare costs at PHP, if this health plan should lose its governmental contract or if budgetary reductions reduce the scope of Medicaid coverage, our profitability may be adversely affected.
For the years ended June 30, 2009, 2010 and 2011 and the nine months ended March 31, 2012, PHP generated approximately 18.1%, 22.1%, 15.9% and 11.8% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
Our current contract with AHCCCS began October 1, 2008 and expires September 30, 2012. This contract is terminable without cause on 90 days written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. If our AHCCCS contract is terminated, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary reductions or other political factors, our results of operations could be adversely affected.
We are dependent on our senior management team and local management personnel, and the loss of the services of one or more of our senior management team or key local management personnel could have a material adverse effect on our business.
The success of our business is largely dependent upon the services and management experience of our senior management team, which includes Charles N. Martin, Jr., our Chairman and Chief Executive Officer; Kent H. Wallace, our President and Chief Operating Officer; Keith B. Pitts, our Vice Chairman; Phillip W. Roe, our Executive Vice President, Chief Financial Officer and Treasurer; Bradley A. Perkins, M.D., our Executive Vice President and Chief Transformation Officer; Timothy M. Petrikin, our Executive Vice President, Ambulatory Care Services; Joseph D. Moore, our Executive Vice President; James H. Spalding, our Executive Vice President, General Counsel and Secretary; Mark R. Montoney, M.D., our Executive Vice President and Chief Medical Officer; and Alan G. Thomas, our Executive Vice President-Operations Finance. In addition, we depend on our ability to attract and retain local managers at our hospitals and related facilities, on the ability of our senior officers and key employees to manage growth successfully and on our ability to attract and retain skilled employees. We do not maintain key man life insurance policies on any of our officers. If we were to lose any of our senior management team or members of our local management teams, or if we are unable to attract other necessary personnel in the future, it could have a material adverse effect on our business, financial condition and results of operations. If we were to lose the services of one or more members of our senior management team or a significant portion of our hospital management staff at one or more of our hospitals, we would likely experience a significant disruption in our operations and failure of the affected hospitals to adhere to their respective business plans.
Controls designed to reduce inpatient services may subject us to increased regulatory scrutiny and reduce our revenues.
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
In addition, there has been recent increased scrutiny of a hospital's “Medicare Observation Rate” from outside auditors, government enforcement agencies and industry observers. The term “Medicare Observation Rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed a complaint against Community Health Systems, Inc. (“CHS”) alleging that CHS admitted patients at a higher rate than was medically necessary, resulting in higher reimbursements than it should have received. As support for its allegation, Tenet cited CHS' Medicare Observation Rate for CY 2009 of 5.11%, compared with a national average rate of 12.6% for the same period (as such national average was reported by Tenet in Exhibit 99.2 to its Form 8-K dated April 11, 2011), and CHS' use of its own internally-developed admission criteria. Tenet reported in its Form 8-K that its source for the national average figure was CMS' Outpatient Standard Analytic Files (“SAFs”) for CYs 2006-2009 and the Inpatient Prospective Payment System SAFs for CYs 2006-2009. Our rate for CY 2009 was 10.8%, as compared to the national rate of 12.6%. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. On April 25, 2011, CHS filed a Form 8-K notifying investors that it received confirmation from the DOJ that the government considers Tenet's allegations to be related to ongoing qui tam suits filed against CHS in Texas and Indiana. The government has consolidated its investigation of CHS related to the Tenet allegations and the qui tam suits. CHS also stated that HHS has begun a national audit of certain of CHS' Medicare claims related to the allegations. On May 18, 2011, CHS filed a Form 8-K to further notify investors that it had received a subpoena from the SEC on May 13, 2011, requesting documents relating to emergency room admissions and other observation practices at its hospitals and on May 16, 2011, received a subpoena from the OIG for patient medical records from a CHS facility in Tennessee. The industry may anticipate increased regulatory scrutiny of inpatient admission decisions and the Medicare Observation Rate in the future.
The industry trend towards value-based purchasing may negatively impact our revenues.
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs, including Medicare and Medicaid, currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events.
The Health Reform Law contains a number of provisions intended to promote value-based purchasing. Effective July 1, 2011, the Health Reform Law prohibited the use of federal funds under the Medicaid program to reimburse providers for medical assistance provided to treat hospital acquired conditions (“HACs”). Beginning in federal fiscal year 2015, hospitals that fall into the top 25% of national risk-adjusted HAC rates for all hospitals in the previous year will receive a 1% reduction in their total Medicare payments. Beginning in federal fiscal year 2013, hospitals with excessive readmissions for heart attack, heart failure and pneumonia will receive reduced payments for all inpatient discharges.

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
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) required HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The Health Information Technology for Economic and Clinical Health Act (“HITECH Act”)-one part of the American Recovery and Reinvestment Act of 2009 (“ARRA”)-significantly broadened the scope of the HIPAA privacy and security regulations. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA and on July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards and enforcement actions. In addition, on May 27, 2011, HHS issued a proposed amendment to the existing accounting for disclosures standard of the

HIPAA privacy regulations. The proposed amendment would implement a HITECH Act provision that requires covered entities to account for disclosures of electronic protected health information (“EPHI”) for treatment, payment and healthcare operations purposes if the disclosure is made through an electronic health record. The proposed amendment goes beyond the HITECH Act provision and would require covered entities, including our hospitals and health plans, to provide a report identifying each instance that a natural person or organization accessed EPHI in any of our electronic treatment and billing record systems during the three-year period ending on the date the report is requested. The report must track access even if the access did not involve a disclosure outside of the covered entity. If HHS adopts the proposed amendments, beginning January 1, 2013, we would be required to report access within our electronic record systems acquired after January 1, 2009. Beginning January 1, 2014, the proposed amendment requires us to report access within our electronic record systems acquired on or before January 1, 2009. Modifying our electronic record systems to prepare such access reports would require a significant commitment, action and cost by us. In addition, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to OMB but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect but the withdrawal suggests that when HHS issues the Final Rule, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information may be more onerous than those contained in the Interim Final Rule. The Final Rule has been expected for several months, but there has been no indication of when it will be issued. Until the Final Rule is issued, the Interim Final Rule will remain in effect.
Violations of HIPAA could result in civil or criminal penalties. In fact, on February 22, 2011, the Department of Health and Human Services Office for Civil Rights imposed, for the first time, civil monetary penalties on a covered entity for violating HIPAA's privacy rule by denying patients timely access to their medical records when requested. Two days later, on February 24, 2011, the settlement of another enforcement action was announced, with the covered entities agreeing to a monetary settlement and the imposition of a resolution agreement and corrective action plan. An investigation or initiation of civil or criminal actions could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officers are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
As a result of increased post-payment reviews of claims we submit to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.
We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) and to long-term care hospitals, and audits of Medicare claims under the RAC program. The RAC program began as a demonstration project in 2005 in three states (New York, California and Florida) and was expanded into the three additional states of Arizona, Massachusetts and South Carolina in July 2007. The program was made permanent by the Tax Relief and Health Care Act of 2006 enacted in December 2006. CMS ended the demonstration project in March 2008 and commenced the permanent RAC program in all states beginning in 2009, with a permanent national RAC program in all 50 states in 2010.
RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The RAC review is either “automated”, for which a decision can be made without reviewing a medical record, or “complex”, for which the RAC must contact the provider in order to procure and review the medical record to make a decision about the payment. CMS has given RACs the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process. Under the Health Reform Law, CMS also has general authority to enter into contracts with RACs to identify, reconcile and recoup overpayments for Medicare Advantage plans and Medicare Part D.
In the September 16, 2011 Federal Register, CMS finalized provisions relating to implementation of a Medicaid RAC program. States were expected to implement their respective RAC programs by January 1, 2012. Medicaid RACs have authority to look back at claims up to three years from the date the claim was paid. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies.
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
The U.S. Congress has considered a bill called the Employee Free Choice Act of 2009 (“EFCA”), which organized labor, a major supporter of the Obama administration, has called its number one legislative objective. EFCA would amend the National Labor Relations Act to establish a procedure whereby the National Labor Relations Board (“NLRB”) would certify a union as the bargaining representative of employees, without a NLRB-supervised secret ballot election, if a majority of unit employees sign valid union authorization cards (the “card-check provision”). Additionally, under EFCA, parties that are unable to reach a first contract within 90 days of collective bargaining could refer the dispute to mediation by the Federal Mediation and Conciliation Service (the “Service”). If the Service is unable to bring the parties to agreement within 30 days, the dispute then would be referred to binding arbitration. Also, the bill would provide for increased penalties for labor law violations by employers. In July 2009, due to intense opposition from the business community, alternative draft legislation became public, dropping the card-check provision, but putting in its place new provisions making it easier for employees to organize including provisions to require shorter unionization campaigns, faster elections and limitations on employer-sponsored anti-unionization meetings, which employees are required to attend. We believe it is unlikely this legislation will be considered in the current Congress, with 2012 being an election year and the House of Representatives now controlled by the Republican Party. However, this legislation, if passed by this or a subsequent Congress, would make it easier for our nurses or other hospital employees to unionize, which could materially increase our labor costs. On December 21, 2011, the NLRB issued a final rule, to be effective April 30, 2012, which will reduce the time it takes to conduct elections largely, inter alia, by limiting litigation issues and procedures by employers prior to the conduct of the election and deferring questions of individual voter eligibility until after the election has been held. This change in NLRB procedures is not as far-reaching as that being considered in the EFCA, but it may make it easier for our employees to unionize, which could materially increase our labor costs.
If our labor costs continue to increase, we may not be able to raise our payer reimbursement levels to offset these increased costs. Because substantially all of our net patient revenues consist of payments based on fixed or negotiated rates, our ability to pass along increased labor costs is materially constrained. Our failure to recruit and retain qualified management, nurses and other medical support personnel, or to control our labor costs, could have a material adverse effect on our profitability.
Our pension plan obligations under one of DMC's pension plans are currently underfunded, and we may have to make significant cash payments to this plan, which would reduce the cash available for our businesses.
Effective January 1, 2011, we acquired all of DMC's assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds and similar debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC. As of March 31, 2012, the pension liability reflected on our condensed consolidated balance sheet was approximately $164.8 million. We anticipate that we will fund this liability over the 15 year period after closing based upon current actuarial assumptions and estimates (such assumptions and estimates are subject to periodic adjustment). As a result of our assumption of this DMC pension liability in connection with the acquisition, we have underfunded obligations under this pension plan. The funded status of the pension plan referred to above is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to recognize pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine this pension obligation could result in an increase in the valuation of this pension obligation, which could affect the reported funded status of this pension plan and necessary future contributions, as well as the periodic pension cost in respect of this plan in subsequent fiscal years.
Under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event that the tax-qualified pension plan referred to above is terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding and, under certain circumstances, the liability could be senior to the notes.
Compliance with Section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors' confidence in our internal control over financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management's attestation with our Annual Report on Form 10-K each year. Section 404 also requires our independent auditors to opine on our internal control over financial reporting beginning with our fiscal year ending June 30, 2012. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we reached in our June 30, 2011 management report will represent conclusions we or our independent auditors reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.
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
As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in federal fiscal year 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.
Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.
During fiscal year 2010, we entered into a contract to construct a replacement facility for our Southeast Baptist Hospital in

San Antonio, for which we incurred approximately $93.0 million of construction and equipment costs. This facility was opened in June 2011. We plan to begin construction soon on a new acute care hospital in New Braunfels, Texas, which is north of San Antonio, and may decide to construct additional hospitals and expand existing facilities in the future in order to achieve our growth objectives. Additionally, the DMC purchase agreement includes a commitment by us to fund $500.0 million of specified construction projects at the DMC facilities during the five years subsequent to the closing of the acquisition, many of which include substantial physical plant expansions. During calendar 2011, we spent approximately $38.2 million related to this commitment. The $500.0 million commitment for specified construction projects and the $350.0 million for routine capital expenditures include the following remaining annual aggregate spending amounts as of March 31, 2012: $187.7 million committed within one year (including carry over commitments from calendar 2011, of which $41.8 million was placed into escrow in February 2012 but $1.4 million of which has been released from the escrow fund prior to March 31, 2012 with an additional $12.4 million released in April 2012); $350.0 million committed within two to three years; and $200.0 million committed in the fourth year and beyond. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:

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
The Blackstone Group L.P., together with its affiliates (collectively, “Blackstone”) acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At March 31, 2012, we had approximately $769.8 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired.
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
Our Sponsors and certain members of our management continue to have significant influence over us and they may have conflicts of interest with us in the future.
We are controlled by private equity funds associated with Blackstone and Morgan Stanley Capital Partners (now known as Metalmark Capital), together with its affiliates (the “Sponsors”) and certain members of our management who are party to a stockholders agreement between such shareholders and us. Our Sponsors own approximately 48.2% of our common stock through various investment funds affiliated with our Sponsors. Certain members of our management who are party to the stockholders agreement own approximately 10.0% of our common stock. In addition, our Sponsors will have the ability to nominate a number of our directors provided certain ownership thresholds are maintained, and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with your interests. In addition, under the stockholders agreement, Blackstone has consent rights over certain extraordinary transactions by us, including mergers and sales of all or substantially all of our assets, provided a certain ownership threshold is maintained. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to you. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether others believe that the transaction is in our best interests. So long as the Sponsors and certain members of our management who are party to the stockholders agreement continue to beneficially own a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors.
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

VANGUARD HEALTH SYSTEMS, INC.

DATE:	May 2, 2012	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1
Second Supplemental Indenture, dated as of March 30, 2012, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed by Vanguard Health Systems, Inc. on April 2, 2012).

4.2
Registration Rights Agreement, dated as of March 30, 2012, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (incorporated by reference from Exhibit 4.3 to the Current Report on Form 8-K filed by Vanguard Health Systems, Inc. on April 2, 2012).

10.1	Amendment No. 1 to 2011 Stockholders' Agreement of Vanguard Health Systems, Inc., dated as of January 26, 2012, among Vanguard Health Systems, Inc. and the stockholders identified therein.
10.2	Employment Agreement, dated as of February 27, 2012, between Vanguard Health Systems, Inc. and Timothy M. Petrikin.*
10.3
Contract Amendment Number 17, dated as of February 29, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System.

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
101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended
March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2012, (ii) Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 2011 and 2012, (iii) Condensed Consolidated Statements of Equity for the nine months ended March 31, 2012, (iv) Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2011 and 2012, and (v) Notes to Condensed Consolidated Financial Statements (tagged as blocks of text.(1)

 ____________________

(1)
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise is not subject to liability under these sections, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

*    Management compensatory plan or arrangement