Form 10-K
period 2012-06-30
VANGUARD HEALTH SYSTEMS INC
filed 2012-08-24
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-35204
_____________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
As of December 30, 2011, the aggregate market value of the shares of Common Stock of the Registrant held by non-affiliates was approximately $319.6 million, based on the closing price of the Registrant’s Common Stock reported on the New York Stock Exchange on such date of $10.22 per share.
As of August 1, 2012, there were 77,019,755 shares of the Registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended June 30, 2012.

VANGUARD HEALTH SYSTEMS, INC.
ANNUAL REPORT ON FORM 10-K

VANGUARD HEALTH SYSTEMS, INC.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws that are intended to be covered by safe harbors created thereby. Forward-looking statements are those statements that are based upon management’s plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions, business trends and other information that is not historical information. These statements are based upon estimates and assumptions made by our management that, although believed to be reasonable, are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected. When used in this Annual Report on Form 10-K, the words “estimates,” “expects,” “anticipates,” “projects,” “plans,” “intends,” “believes,” “forecasts,” “continues,” or future or conditional verbs, such as “will,” “should,” “could” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements.
These factors, risks and uncertainties include, among other things, statements relating to:

•	our high degree of leverage and interest rate risk;

•	our ability to incur substantially more debt;

•	operating and financial restrictions in our debt agreements;

•	our ability to generate cash necessary to service our debt;

•	weakened economic conditions and volatile capital markets;

•	potential liability related to disclosures of relationships between physicians and our hospitals;

•	pre-payment and post-payment claims reviews by governmental agencies could result in additional costs to us;

•	our ability to grow our business and successfully implement our business strategies, including growing our ambulatory care services platform;

•	our ability to successfully integrate hospitals or ambulatory care facilities acquired in the future or to recognize expected synergies from such acquisitions;

•	potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities;

•	conflicts of interest that may arise as a result of our control by a small number of stockholders;

•	the highly competitive nature of the healthcare industry;

•	the geographic concentration of our operations;

•	the impact of a natural disaster or other catastrophic event in one of our geographic markets and our ability to recover from such disaster or event;

•
governmental regulation of the healthcare industry, including Medicare and Medicaid reimbursement levels in general and with respect to the impact of the Budget Control Act of 2011 and other future deficit reduction plans;

•
a reduction or elimination of supplemental Medicare and Medicaid payments on which we depend, including disproportionate share payments, indirect medical education/graduate medical education payments, upper payment limit programs and other similar payments;

•	pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers;

•	our ability to attract and retain qualified management and healthcare professionals, including physicians and nurses;

•	the currently unknown effect on us of the major federal healthcare reforms enacted by Congress in March 2010,

including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or other potential additional federal or state healthcare reforms, including that states may opt out of the Medicaid expansion;

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

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, healthcare services and shift demand for inpatient services to outpatient settings;

•	a failure of our information systems;

•	delays in receiving payments for services provided, especially from governmental payers;

•	changes in revenue mix, including changes in Medicaid eligibility criteria and potential declines in the population covered under managed care agreements;

•	costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002;

•	material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market value of our reporting units;

•	cash payments that may be necessary to fund an underfunded defined benefit pension plan of The Detroit Medical Center;

•	volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth;

•	our reliance on payments from our subsidiaries, which may be restricted by our credit agreement and the indentures governing our senior notes;

•	changes in accounting practices; and

•	our ability to demonstrate meaningful use of certified electronic health record technology and to receive the related Medicare or Medicaid incentive payments.
See “Item 1A — Risk Factors” for further discussion. Our forward-looking statements speak only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission (the "SEC"). You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this Annual Report on Form 10-K. In light of significant uncertainties inherent in the forward-looking statements included in this Annual Report on Form 10-K, you should not regard the inclusion of such information as a representation by us that the objectives and plans anticipated by the forward-looking statements will occur or be achieved or, if any of them do, what impact they will have on our financial condition, results of operations or cash flows.

PART I

Item 1.    Business
Company Overview
We are a leading operator of regionally-focused integrated healthcare delivery networks with significant presence in several large urban and suburban markets. At the core of our networks are our 28 acute care and specialty hospitals with 7,064 beds which, together with our strategically-aligned outpatient facilities and related businesses, allow us to provide a comprehensive range of inpatient and outpatient services in the communities we serve.
We strive to maintain an established reputation in our communities for high quality care by demonstrating our commitment to delivering a patient-centered experience in a highly reliable environment of care. Our significant scale, range of services, quality reputation and focus on helping our communities achieve “health for life” provide us with competitive advantages and growth opportunities in our chosen markets. Drawing on our extensive experience in acquiring and integrating hospitals, we have recently executed a number of acquisitions that position us well in new markets and enhance our position in current markets and that we believe will result in attractive growth opportunities for us. During the year ended June 30, 2012, we generated total revenues and Adjusted EBITDA of $5,949.0 million and $575.7 million, respectively. See “Item 6. Selected Financial Data” for a reconciliation of net income attributable to Vanguard Health Systems, Inc. stockholders to Adjusted EBITDA for this period. The financial information for our reportable operating segments is presented in Note 18 in the Notes to our Consolidated Financial Statements included under "Item 8. Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Our general acute care and specialty hospitals offer a variety of medical and surgical services, including emergency services, general surgery, internal medicine, cardiology, obstetrics, orthopedics and neurology, as well as tertiary services such as open-heart surgery, advanced neurosurgery, children’s specialty, level II and III neonatal intensive care and level 1 trauma at certain facilities. In addition, certain of our facilities provide on-campus and off-campus outpatient and ancillary services, including outpatient surgery, physical therapy, rehabilitation, radiation therapy, diagnostic imaging and laboratory services. We also provide outpatient services at our imaging centers and ambulatory surgery centers.
In certain of our markets, we also operate health plans that we believe complement and enhance our market position and provide us with expertise that we believe will be increasingly important as the healthcare market evolves. Specifically, we operate four managed care health plans: Phoenix Health Plan ("PHP"), a Medicaid managed health plan serving approximately 188,200 members in Arizona; Abrazo Advantage Health Plan ("AAHP"), a managed Medicare and dual-eligible health plan serving approximately 3,400 members in Arizona; Chicago Health Systems ("CHS"), a preferred provider network serving approximately 32,600 members in metropolitan Chicago under capitated contracts covering only outpatient and physician services; and Valley Baptist Insurance Company ("VBIC"), serving approximately 10,300 members, whose customers are primarily government-related organizations in south Texas that offer their members health maintenance organization and preferred provider organization products, all as of June 30, 2012.

Our Competitive Strengths
Urban markets with substantial growth opportunities
We have established a significant presence in six urban and suburban markets across the United States. We believe that our markets are growing because of their favorable demographics, large size, competitive landscape, payer mix and opportunities for expansion. We enjoy a leading position in many of our markets and we believe there are attractive opportunities across our portfolio to expand our service capabilities to drive additional growth and market penetration.
Regionally-focused integrated care networks
We provide a broad range of services in all of our markets through established networks of acute care and specialty hospitals and complementary outpatient facilities. In our San Antonio, Detroit, Phoenix and Chicago markets, we operate networks of four or more hospitals and, within all of these networks, our hospitals are located within a six to fourteen mile radius of each other. We believe our network approach allows us to more effectively collaborate with physicians, tailor our services to meet the needs of a broader population and enhance our market share. Additionally, we believe a broader network presence provides us with certain competitive advantages, particularly our ability to attract payers, assume risk-based payments and recruit physicians and other medical personnel.
Comprehensive portfolio of facilities
We have invested substantial resources since the beginning of fiscal 2005 to enhance the quality and range of services provided at our facilities. We have expanded the size of several facilities. We recently built a replacement hospital in San Antonio, Texas and are building a healthcare campus, including an acute care hospital, in New Braunfels, Texas. Also, we have invested strategic capital in medical equipment and technology. We believe that, as a result of our significant capital investments in our facilities, we have established a positive reputation among patients and referral sources, and are well positioned to attract leading physicians and other highly skilled healthcare professionals in our communities. Attracting leading physicians and other highly skilled healthcare professionals enables us to continue providing a broad range of high quality healthcare services in the communities we serve.
Focus on high-quality, patient-centered care
We are focused on providing high-performance, patient-centered care in our communities. Central to this mission is a significant focus on clinical quality, where we have implemented several initiatives to maintain and enhance our delivery of quality care, including investment in clinical best practices, patient safety initiatives, investment in information technology and tools and close involvement of senior leadership. Likewise, we have made significant investments in providing a patient-centered experience and improving patient satisfaction, including hourly rounding by administration and nursing staff, post-discharge follow-up and satisfaction surveys, and a robust commitment to patient advocacy.
Proven ability to complete and integrate acquisitions
Since our founding in 1997, we have expanded our operations by acquiring hospital systems that fit our strategic profile and operating strategies. We have demonstrated a consistent ability to leverage our experience, access to capital, transformative clinical and business approaches and other capabilities to enhance the profitability of our acquired hospital systems and execute in-market development activities to expand our market presence and accelerate growth.
Experienced and incentivized management team
Our senior management team has an average of more than 20 years of experience in the healthcare industry and a proven track record of executing on strategic acquisitions and achieving strong operating results. Our management team collectively owns a substantial percentage of our equity, providing strong alignment with the long-term interests of our stockholders.
Our Business Strategies
Our mission is to help communities achieve health for life. We expect to change the way healthcare is delivered in our communities through our corporate and regional business strategies. The key elements of our strategy to achieve our mission and generate sustainable growth are outlined below.

Pursue growth opportunities in established markets
We continuously work to identify services that are in demand in the communities we serve that we do not provide or provide only on a limited basis. When such opportunities are identified, we employ a number of strategies to respond, including facility development, outpatient service expansion and physician recruiting. Where appropriate, we will also make selective acquisitions. For example, we acquired Arizona Heart Hospital and Arizona Heart Institute in October 2010 as part of a strategy to build a top tier regional service line in cardiology.
Capitalize on recent acquisitions
We have completed several acquisitions that enhance our capabilities in existing markets or position us well in new markets. For example, we acquired The Detroit Medical Center ("DMC") during fiscal 2011, which we believe provides us a growth opportunity in a new market, where we can leverage the established market presence of DMC and our expertise and strong financial position to expand services and pursue other initiatives that we believe will result in attractive growth. Additionally, the acquisition adds our first children’s hospital, first women’s hospital and first freestanding rehabilitation hospital, and we believe the experience we will obtain in managing these specialty hospitals will enable us to introduce such services across the company. The acquisition of Valley Baptist Health System ("Valley Baptist") in the Rio Grande Valley during fiscal 2012 expanded our presence in Texas into a new geographic market while offering us an opportunity to realize sizable clinical and administrative synergies with our Baptist Health System in San Antonio, and to use the two health systems as a platform for growth throughout south Texas.
Continue to strengthen our market presence and reputation
We intend to position ourselves to thrive in a changing healthcare environment by continuing to build and operate high-performance, patient-centered care networks, fully engaging in health and wellness, and enhancing our reputation in our markets. We expect each of our facilities to create a highly reliable environment of care, and we have focused particularly on our company-wide patient safety model, our comprehensive patient satisfaction program, opening lines of communication between our nurses and physicians and implementing clinical quality best practices across our hospitals to provide timely, coordinated and compassionate care to our patients. In addition, we intend to lead efforts to measure and directly improve the health of our communities. We believe these efforts, together with our local presence and trust, national scale and access to capital, will enable us to advance our reputation and generate sustainable growth.
Drive physician collaboration and alignment
We believe that, to help our communities achieve health for life, we must work collaboratively with physicians to provide clinically superior healthcare services. The first step in this process is to ensure that physician resources are available to provide the necessary services to our patients. Since the beginning of fiscal 2009, we have recruited a significant number of physicians through both relocation and employment agreements, including more than 200 employed physicians through our acquisitions of DMC, the Arizona Heart Institute and Valley Baptist. In addition, we have implemented multiple initiatives, including physician leadership councils, training programs and information technology upgrades, to ease the flow of on-site and off-site communication between physicians, nurses and patients in order to effectively align the interests of all patient caregivers. In addition, we are aligning with our physicians to participate in various forms of risk contracting, including pay for performance programs, bundled payments and, eventually, global risk.
Expand ambulatory services and further our population health strategies

As we attempt to remain flexible and competitive in a dynamic healthcare environment, we have added focus and resources to our ambulatory care endeavors.  We have pursued, or are pursuing, joint ventures in physician practice management and population health risk services with experienced companies or individuals that already operate in these disciplines.  We also continue to pursue the expansion of certain strategic health risk products, through either acquisition or partnership opportunities, to leverage the skill sets acquired through our physician practice and population health management efforts. Further, in our existing markets, we are pursuing the acquisition or development of ambulatory care facilities, such as ambulatory surgery centers, home health agencies, cancer centers and imaging centers, in an attempt to create a more comprehensive network of healthcare services. We believe that the added focus on ambulatory care, together with the addition of new ambulatory competencies, will enable us to take advantage of future opportunities in the ambulatory care sector, especially in an era of health reform.

We operate strategically-important health plans in Arizona, Illinois and Texas that we believe provide us with differentiated capabilities in these markets and enable us to develop experience and competencies that we expect to become increasingly important as the healthcare system evolves. Specifically, PHP, our Arizona-based Medicaid managed health plan, provides us with insights into state initiatives to manage this population ahead of the anticipated expansion of health coverage to currently uninsured patients pursuant to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"). Additionally, through CHS, our Chicago-based preferred provider network, we manage capitated contracts covering outpatient and physician services. We currently have plans to expand CHS's coverage to inpatient services in our third quarter of fiscal 2013. We believe our ownership of CHS allows us to gain experience with risk-bearing contracts and delivery of care in low-cost settings, including our network of health centers. Further, our ownership of VBIC allows us to offer products and services to self-insured employers in Texas prior to the creation of health exchanges as required under the Health Reform Law, and will allow us to participate in the health exchanges as well as apply to become a Medicaid and Medicare Advantage plan. We believe that our experience operating these health plans along with our Pioneer Accountable Care Organization in Michigan gives us a solid framework upon which to build and expand our population health strategies.
Pursue selective acquisitions
We believe that our foundation—built on patient-centered healthcare and clinical quality and efficiency in our existing markets—will give us a competitive advantage in expanding our services in these and other markets through acquisitions or partnerships. We continue to monitor opportunities to acquire hospitals or systems that strategically fit our vision and long-term strategies.
Our Industry
The U.S. healthcare industry is large and growing. According to the U.S. Department of Health and Human Services, Centers for Medicare and Medicaid Services (“CMS”), total annual U.S. healthcare expenditures grew 3.9% in 2011 to $2.7 trillion, representing 17.9% of the U.S. gross domestic product. National health expenditures grew at the same rate in 2011 as 2010. Although CMS projects total spending will grow by 4.2% in 2012 and 3.8% in 2013, health spending is projected to increase by 7.4% in 2014, as Health Insurance Exchanges (“Exchanges”) and Medicaid expansions become operational. Thereafter, CMS projects total U.S. healthcare spending to grow by an average annual growth rate of 6.2% from 2015 through 2021. By these estimates, U.S. healthcare expenditures will reach approximately $4.8 trillion, or 19.6% of the total U.S. gross domestic product, by 2021.
Hospital care expenditures represent the largest segment of the healthcare industry. According to CMS, in 2011 hospital care expenditures grew by 4.3% and totaled $848.9 billion. CMS estimates that hospital care expenditures will increase to approximately $1.5 trillion by 2020.
Acute care hospitals in the United States are either public (government owned and operated), non-profit private (religious or secular), or investor-owned. According to the American Hospital Association, in 2010 there were approximately 5,000 community hospitals in the United States that were non-profit owned (59%), investor-owned (20%), or state or local government owned (21%). These facilities generally offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals often offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home health and outpatient surgery services.
We believe efficient and well-capitalized operators of integrated healthcare delivery networks are favorably positioned to benefit from current industry trends, including:
Growing need for healthcare services
The U.S. Census Bureau estimates that the number of individuals age 65 and older has increased at a rate of 15.1% over the past 10 years. Individuals age 65 and older are expected to comprise 19% of the population by 2030, as compared to 13% in 2010. We believe the anticipated increase in the number of individuals age 65 and older, together with the expansion of health coverage, increased prevalence of chronic conditions such as diabetes and advances in technology, will drive demand for our specialized medical services and generally will favor providers that possess integrated networks and a wide array of services and capabilities.
Growing premium on high-performance, patient-centered care networks
The U.S. healthcare system continues to evolve in a manner that places an increasing emphasis on high-performance, patient-centered care supported by robust information technology and effective care coordination. For example, there are a number of initiatives that we expect to continue to gain importance, including introduction of value-based payment methodologies tied to performance, quality and coordination of care, implementation of integrated electronic health records and information and an increasing ability for patients and consumers to make choices about all aspects of healthcare. We believe our focus on developing clinically integrated, comprehensive healthcare delivery networks, our commitment to patient-centered care, our experience with risk-based contracting and our experienced management team position us well to respond to these emerging trends and to manage the changing healthcare regulatory and reimbursement environment.
Impact of health reform
The Health Reform Law is expected to have a substantial impact on the healthcare industry. Among other things, the Health Reform Law significantly reduces the growth of Medicare program payments, materially decreases Medicare and Medicaid disproportionate share hospital (“DSH”) payments and establishes programs where reimbursement is tied in part to quality and integration. In addition, taking into account the Supreme Court decision regarding state participation in Medicaid expansion, the Congressional Budget Office ("CBO") estimates that the Health Reform Law will expand health insurance to approximately 30 million previously uninsured individuals by 2022. We believe the expansion of insurance coverage will, over time, increase our reimbursement for services provided to individuals who were previously uninsured. Conversely, the reductions in the growth in Medicare payments and the decreases in DSH payments will adversely affect our government reimbursement. Significant uncertainty regarding the ultimate implementation of the Health Reform Law remains and therefore we are unable to predict its net impact on us. However, we believe that we are well positioned to respond effectively to the opportunities and challenges presented by this important legislation as a result of our high-quality, patient-centered care model, well-developed integrated care networks and our alignment with physicians.
Acute Care Hospital Consolidation
During the late 1980s and early 1990s, there was significant industry consolidation involving large, investor-owned hospital companies seeking to achieve economies of scale and we believe this trend will continue. However, the industry is still dominated by non-profit hospitals. According to the American Hospital Association, the number of community hospitals in the United States has declined from approximately 5,400 in 1990 to approximately 5,000 in 2010, of which approximately 80% are owned by non-profit and government entities, and we believe this trend will continue. While consolidation in the hospital industry is expected to continue, we believe this consolidation will now primarily involve non-profit hospital systems, particularly those that are facing significant operating challenges. Among the challenges facing many non-profit hospitals are:

•	limited access to the capital necessary to expand and upgrade their hospital facilities and range of services;

•	poor financial performance resulting, in part, from the challenges associated with changes in reimbursement;

•	the need and ability to recruit primary care physicians and specialists; and

•	the need to achieve general economies of scale to reduce operating and purchasing costs.
As a result of these challenges, we believe many non-profit hospitals will increasingly look to be acquired by, or enter into strategic alliances with, investor-owned hospital companies that can provide them with access to capital, operational expertise and large hospital networks.
Our Recent Acquisitions
Over our last two fiscal years ended June 30, 2012 and 2011, we have acquired 13 hospitals and related healthcare facilities. These recent acquisitions include Westlake Hospital and West Suburban Medical Center (the "Resurrection Facilities") in August 2010, Arizona Heart Hospital and Arizona Heart Institute in October 2010, and the following:
Valley Baptist Health System
Effective September 1, 2011, we acquired substantially all of the assets of Valley Baptist including hospitals with a combined 866 licensed beds located in Harlingen, Texas and Brownsville, Texas. In connection with the acquisition, we entered into a management agreement, pursuant to which we are responsible for the management of Valley Baptist’s operations. We paid approximately $200.5 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, we also assumed certain of the seller’s debt and issued a 49% non-controlling interest in the partnership to the seller. We funded the cash investment with cash on hand.

The Detroit Medical Center
Effective January 1, 2011, we purchased all of the assets of DMC (other than donor-restricted assets and certain other assets), which assets consisted primarily of eight acute care and specialty hospitals and related healthcare facilities in the metropolitan Detroit, Michigan area. These eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. We paid cash of $368.1 million to acquire the DMC assets using cash on hand ($4.8 million of which represented acquisition-related expenses).
As part of the acquisition, we assumed all of DMC's liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC. We also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period relating to a specific project list agreed to between the DMC board of representatives and us.
Favorable Industry Trends
Demographic Trends
According to the U.S. Census Bureau, there were approximately 40.3 million Americans aged 65 or older in the United States in 2010, comprising approximately 13.0% of the total U.S. population. By the year 2030 the number of these elderly persons is expected to climb to 88.5 million, or 19.0% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.7 million in 2010 to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand.
The Markets We Serve
San Antonio, Texas
In the San Antonio market, as of June 30, 2012, we owned and operated five hospitals with a total of 1,674 licensed beds and related outpatient service locations complementary to the hospitals. In this market, we are one of the two leading hospital providers. We acquired these hospitals in January 2003 from the non-profit Baptist Health Services (formerly known as Baptist Health System) and continue to operate the hospitals as the Baptist Health System. The acquisition followed our strategy of acquiring a significant market share in a growing market, San Antonio, Texas. Our facilities primarily serve the residents of Bexar County, which encompasses most of the metropolitan San Antonio area.
During fiscal 2010, we entered into an agreement for the construction of a replacement facility for our Southeast Baptist Hospital in San Antonio. We incurred a total cost of approximately $93.0 million, including costs to equip the hospital. Mission Trail Baptist Hospital opened in June 2011. We expect that this state of the art replacement facility will enable us to recruit more quality physicians and provide a greater variety of services than our previous facility in this community. We believe the addition of this facility contributed to Baptist Health System's recognition in 2011 by The San Antonio Business Journal as the "#1 Best Place to Work in San Antonio". We have begun construction of an acute care hospital in New Braunfels, Texas, which is north of San Antonio.
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
During the years ended June 30, 2010, 2011 and 2012, we generated approximately 26.8%, 20.7% and 16.5%, respectively, of our total revenues in this market. We have invested approximately $687.7 million of capital in this market since we purchased these hospitals through June 30, 2012.
Harlingen and Brownsville, Texas
In Harlingen and Brownsville, Texas, as of June 30, 2012, we owned and operated two hospitals with 866 licensed beds and certain other incidental healthcare businesses, partnerships, physician practices and medical office buildings operated as part of such hospital businesses. The two hospitals are Valley Baptist Medical Center, a 586-bed acute care hospital in

Harlingen, Texas, and Valley Baptist Medical Center—Brownsville, a 280-bed acute care hospital in Brownsville, Texas. We acquired a 51% controlling interest in these hospitals effective September 1, 2011. Valley Baptist Medical Center — Brownsville, a Texas non-profit corporation, owns the other 49% of the equity interests in this joint venture. In connection with the acquisition, we entered into a management agreement, pursuant to which we are responsible for the management of Valley Baptist’s operations. We also acquired VBIC, effective as of October 1, 2011, which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.
The acquisition of Valley Baptist in the Rio Grande Valley expanded our presence in Texas into a new geographic market while offering us an opportunity to realize sizable clinical and administrative synergies with our Baptist Health System in San Antonio, and to use the two health systems as a platform for growth throughout south Texas. We believe that our ownership of VBIC allows us to offer products and services to self-insured employers in Texas prior to the creation of Exchanges as required under the Health Reform Law, and will allow us to participate in the Exchanges as well as apply to become a Medicaid and Medicare Advantage plan.
During the year ended June 30, 2012, we generated revenues of approximately $358.3 million in this market since our acquisition on September 1, 2011. We believe that there are opportunities to improve efficiencies in these hospitals such that they will achieve higher margins.
Metropolitan Phoenix, Arizona
In the Phoenix market, as of June 30, 2012, we owned and operated six hospitals with a total of 1,029 licensed beds and related outpatient service locations complementary to the hospitals, a prepaid Medicaid managed health plan, PHP, and a managed Medicare and dual-eligible health plan, AAHP. Phoenix is the fifth largest city in the U.S. and has been one of the fastest growing major metropolitan areas during the past ten years. Our facilities primarily serve the residents of Maricopa County, which encompasses most of the metropolitan Phoenix area.
During the years ended June 30, 2010, 2011 and 2012, exclusive of PHP and AAHP, we generated approximately 17.5%, 13.2% and 9.1%, respectively, of our total revenues in this market. We have invested approximately $510.5 million of capital in this market since we purchased or constructed these hospitals through June 30, 2012. Three of our hospitals in this market were formerly non-profit hospitals. We believe that payers will choose to contract with us in order to give their members a comprehensive choice of providers in the western and northern Phoenix areas. The state’s Medicaid program remains a comprehensive provider of healthcare coverage to low income individuals and families. We believe our network strategy will enable us to continue to effectively negotiate with managed care payers and to build upon our network’s comprehensive range of integrated services.
We expect to introduce a more robust mix of service offerings between the various Arizona hospitals, including general surgery and cardiology services. We also plan to expand select services at certain of these facilities, including neurology, oncology, endovascular and trauma services. Further expansion of primary care locations or emergency care facilities in the communities surrounding our hospitals should improve volumes, while continued development of our hospitalist programs in these hospitals should improve quality of care.
Metropolitan Chicago, Illinois
In the Chicago metropolitan area, as of June 30, 2012, we owned and operated four hospitals with 1,121 licensed beds, and related outpatient service locations complementary to the hospitals. Weiss Hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% and the University of Chicago Hospitals owns 19.9% of the equity interests. During the years ended June 30, 2010, 2011 and 2012, we generated approximately 14.1%, 15.5% and 12.0%, respectively, of our total revenues in this market.
We chose MacNeal Hospital and Weiss Hospital, both former non-profit facilities, as our first two entries into the largely non-profit metropolitan Chicago area. Both MacNeal and Weiss Hospitals are large, well-equipped, university-affiliated hospitals with strong reputations and medical staffs. MacNeal Hospital offers tertiary services such as open heart surgery that patients would otherwise have to travel outside the local community to receive. Both hospitals partner with various medical schools, the most significant being the University of Chicago Medical School and the University of Illinois Medical School, to provide medical training through residency programs in multiple specialties. In addition, MacNeal Hospital runs a successful free-standing residency program in family practice, one of the oldest such programs in the State of Illinois, and Weiss Hospital also runs a successful free-standing residency program in internal medicine. We believe that our medical education programs help us to attract quality physicians to both the hospitals and our network of primary care and occupational medicine centers. We intend to further develop and strengthen our cardiovascular, orthopedics and oncology services at these hospitals. We expect to realize efficiencies by combining MacNeal Hospital into a health network with the Resurrection Facilities. We expect that this network strategy will enable us to coordinate service levels among the hospitals to meet the needs of this community and to provide those services in a more efficient setting.
We acquired the Resurrection Facilities on August 1, 2010. These hospitals are located less than seven miles away from MacNeal Hospital. This acquisition has enabled us to realize efficiencies in the western Chicago suburbs by centralizing certain service offerings, centralizing administrative functions and reclaiming a percentage of the current outmigration of healthcare services to other Chicago providers.
Metropolitan Detroit, Michigan
In the Detroit metropolitan area, as of June 30, 2012, we owned and operated eight hospitals with 1,734 licensed beds, and related outpatient service locations complementary to the hospitals. We acquired these formerly non-profit hospitals as of January 1, 2011 and they continue to operate as The Detroit Medical Center, or DMC system, under our ownership. These facilities consist of six hospitals in urban Detroit plus two additional hospitals in Oakland County (northwest of Detroit). We are one of the Detroit metropolitan area’s leading healthcare providers and the largest healthcare provider in this area in terms of inpatient beds. During the year ended June 30, 2012, we generated approximately 32.9% of our total revenues in this market.
Our acquisition of these hospitals on January 1, 2011 created a number of “firsts” for us, including our first academic medical center (our Detroit facilities are affiliated with Wayne State University), a children’s hospital and a Level 1 Trauma Center. Hospitals which are significant to the operations include DMC Children’s Hospital of Michigan, which is the largest children’s hospital in Michigan and is southeast Michigan’s only pediatric Level 1 Trauma Center. Another of these facilities, DMC Detroit Receiving Hospital, is Michigan’s first Level 1 Trauma Center and central Detroit’s primary trauma hospital. The residency program at this hospital trains a large portion of all of Michigan’s emergency physicians. Also, DMC Harper University Hospital and DMC Hutzel Women’s Hospital are highly regarded specialty referral hospitals for high acuity, with DMC Hutzel Women’s Hospital being Michigan’s only women’s hospital.
As part of this acquisition, we committed $850.0 million of capital improvements to this system over the five years after the acquisition. Of the $850.0 million commitment, $500.0 million is committed to specific projects, including a new five story Pediatric Specialty Center, a 175,000 square foot DMC Children’s Hospital Tower addition, a new four story Cardiovascular Institute, an expansion of the emergency room at DMC Sinai-Grace Hospital and other expansion and transformation projects. The remaining $350.0 million will be for routine capital, including new replacement angiography suites and catheterization laboratories, anesthesia machines, ventilators, ultrasound equipment, patient monitoring equipment and other pieces of equipment and improvements necessary to maintain the existing quality of care at DMC. We have an opportunity to increase revenues and grow our business at DMC by recapturing patient business within DMC’s service area that is currently going to hospitals outside the primary service area, much of which relates to individuals with Medicare or managed care coverage. We believe our capital expenditure initiatives will facilitate this outmigration recapture.
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
Massachusetts
In Massachusetts, as of June 30, 2012, we owned and operated three hospitals with a total of 640 licensed beds and related healthcare services complementary to the hospitals. These hospitals include Saint Vincent Hospital located in Worcester and MetroWest Medical Center, a two-campus hospital system comprised of Framingham Union Hospital in Framingham and Leonard Morse Hospital in Natick. We believe that opportunities for growth through increased market share exist in the Massachusetts area through the possible addition of new services, partnerships and the implementation of a strong primary care physician strategy. During fiscal 2011, we began construction on a new cancer center in Worcester that we expect to be completed during fiscal 2013. During the years ended June 30, 2010, 2011 and 2012, the Massachusetts facilities represented 18.2%, 12.5% and 10.4% of our total revenues, respectively.
Saint Vincent Hospital, located in Worcester, is a 321-bed teaching hospital with an extensive residency program. Worcester is located in central Massachusetts and is the second largest city in Massachusetts. The service area is characterized by a patient base that is older, more affluent and well-insured. Saint Vincent Hospital is focused on strengthening its payer relationships, developing its primary care physician base and expanding its offerings primarily in cancer care, cardiovascular services and orthopedics.
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
Boards of trustees at each hospital, consisting of local community leaders, members of the medical staff and the hospital chief executive officer, advise the local management teams. Members of each board of trustees are identified and recommended by our local management teams and generally serve three-year staggered terms. The boards of trustees establish policies concerning medical, professional and ethical practices, monitor these practices and ensure that they conform to our high standards. In certain markets, we have created regional boards to advise on matters relating to all of the healthcare facilities in such markets. We have formed Physician Leadership Councils at most of our hospitals that focus on quality of care, clinical integration and other issues important to physicians and make recommendations to the boards of trustees as necessary. We maintain company-wide compliance and quality assurance programs and use patient care evaluations and other assessment methods to support and monitor quality of care standards and to meet accreditation and regulatory requirements.
We also provide support to the local management teams through our corporate resources in areas such as revenue cycle, business office, legal, managed care, clinical efficiency, physician services and other administrative functions. These resources also allow for sharing best practices and standardization of policies and processes among all of our hospitals.
Attracting Patients
We believe that there are three key elements to attracting patients and retaining their loyalty. The first is the hospital’s reputation in the market, driven by a combination of factors including awareness of services, perception of quality, past delivery of care and profile in mass media. The second is direct patient experience and the willingness of past patients and their families to promote the hospital and to return to the hospital as new needs arise. The third key element in attracting patients is through market intermediaries who control or recommend use of hospitals, outpatient facilities, ancillary services and specialist physicians. These intermediaries include employers, social service agencies, insurance companies, managed care providers and referring physicians.
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
In each of our markets we are developing closer relationships with major employers and learning more about their needs and how we might best help them improve productivity and reduce healthcare costs, absenteeism and workers compensation claims. Our hospitals work closely with social agencies and federally qualified health centers to provide appropriate care and follow-up for medically indigent patients. Our managed care teams work closely with insurers to develop high quality, cost efficient programs to improve outcomes. We maintain active relationships with more than 200 physicians in each market to better understand how to serve them and their patients, how to provide well-coordinated care and how to best engage them in collaborative care models built around electronic medical records and collectively developed care protocols. Through these efforts we hope to position ourselves as a trusted partner to these market intermediaries.
Outpatient Services
The healthcare industry has experienced a general shift during recent years from inpatient services to outpatient services as Medicare, Medicaid and managed care payers have sought to reduce costs by shifting lower-acuity cases to an outpatient setting. Advances in medical equipment technology and pharmacology have supported the shift to outpatient utilization, which has resulted in an increase in the acuity of inpatient admissions. However, we expect inpatient admissions to recover over the long-term as the baby boomer population reaches ages where inpatient admissions become more prevalent. We have responded to the shift to outpatient services through expanding service offerings and increasing the throughput and convenience of our emergency departments, outpatient surgery facilities and other ancillary units in our hospitals. We also own two ambulatory surgery centers in Orange County, California, various primary care centers in each of our markets and interests in diagnostic imaging centers in San Antonio, Texas and Detroit, Michigan. We continually look to add improved resources to our facilities, including new relationships with quality primary care and specialty physicians, maintaining a first class nursing staff and utilizing technologically advanced equipment, all of which we believe are critical to be the provider of choice for baby boomers. We have focused on core services, including cardiology, neurology, oncology, orthopedics and women’s services. We also operate sub-acute units such as rehabilitation, skilled nursing facilities and psychiatric services, where appropriate, to meet the needs of our patients while increasing volumes and increasing care management efficiencies.
Our Health Plan Operations
In addition to our hospital operations, we own four health plans. We believe the volume of patients generated through our health plans will help attract quality physicians to the communities our hospitals serve.
Phoenix Health Plan
PHP is a prepaid Medicaid managed health plan that currently serves nine counties throughout the State of Arizona. We acquired PHP in May 2001. We are able to enroll eligible patients in our hospitals into PHP or other approved Medicaid managed health plans who otherwise would not be able to pay for their hospital expenses.
For the years ended June 30, 2011 and 2012, we derived approximately $777.6 million and $635.9 million, respectively, of our total revenues from PHP. PHP had approximately 188,200 members as of June 30, 2012, and derives substantially all of its revenues through a contract with AHCCCS, which is Arizona’s state Medicaid program. The contract requires PHP to arrange for healthcare services for enrolled Medicaid patients in exchange for monthly capitation payments and supplemental payments from AHCCCS. PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. These services are provided regardless of the actual costs incurred to provide these services. We receive reinsurance and other supplemental payments from AHCCCS to cover certain costs of healthcare services that exceed certain thresholds.
As part of its contract with AHCCCS, PHP is required to maintain a performance guarantee in the amount of $45.0 million. Vanguard maintains this performance guarantee on behalf of PHP in the form of surety bonds totaling $45.0 million with independent third party insurers. The amount of the performance guaranty that AHCCCS requires is based upon the membership in the health plan and the related capitation amounts paid to us.

Our current contract with AHCCCS commenced on October 1, 2008 and covers members in nine Arizona counties: Apache, Conconino, Gila, Maricopa, Mohave, Navajo, Pima, Pinal and Yavapai. The original contract covered the three-year period beginning October 1, 2008 and ended September 30, 2011. In September 2011, the contract was extended until September 30, 2012. AHCCCS has the option to renew the contract, in whole or in part, for an additional one-year period commencing on October 1, 2012. We expect that AHCCCS will exercise the final one-year renewal option, but have not yet received formal notification from AHCCCS.
Abrazo Advantage Health Plan
Effective January 1, 2006, AAHP became a Medicare Advantage Prescription Drug Special Needs Plan provider under a contract with CMS that renews annually. This allows AAHP to offer Medicare and Part D drug benefit coverage for Medicare members and dual-eligible members (those that are eligible for Medicare and Medicaid). PHP had historically served dual-eligible members through its AHCCCS contract. As of June 30, 2012, approximately 3,400 members were enrolled in AAHP, most of whom were previously enrolled in PHP. For the years ended June 30, 2011 and 2012, we derived approximately $33.2 million and $34.3 million, respectively, of our total revenues from AAHP. AAHP’s current contract with CMS expires on December 31, 2012.
Chicago Health Systems
The operations of CHS are somewhat integrated with our MacNeal Hospital in Berwyn, Illinois. For the years ended June 30, 2011 and 2012, we derived approximately $58.7 million and $58.9 million, respectively, of our total revenues from CHS. CHS generates revenues from its contracts with health maintenance organizations from whom it took assignment of capitated member lives as well as third party administration services for other providers. As of June 30, 2012, CHS had contracts in effect covering approximately 32,600 capitated member lives. Such capitation is limited to physician services and outpatient ancillary services and does not cover inpatient hospital services. We utilize MacNeal Hospital and its medical staff as much as possible for the physician and outpatient ancillary services that are required by such capitation arrangements. Revenues of CHS are dependent upon health maintenance organizations in the metropolitan Chicago area continuing to assign capitated-member lives to health plans like CHS as opposed to entering into direct fee-for-service arrangements with healthcare providers.
Valley Baptist Insurance Company
We acquired VBIC effective as of October 1, 2011. As of June 30, 2012, VBIC served approximately 10,300 members, whose customers are primarily government-related organizations in south Texas that offer their members health maintenance organization and preferred provider organization products. We expect VBIC to provide a vehicle through which we can grow our population health services in south Texas, especially with respect to potential managed Medicaid opportunities resulting from the Health Reform Law.
Competition
The hospital industry is highly competitive. We currently face competition from established, non-profit healthcare systems, investor-owned hospital companies, large tertiary care hospitals, specialty hospitals and outpatient service providers. In the future, we expect to encounter increased competition from companies, like ours, that consolidate hospitals and healthcare companies in specific geographic markets. Continued consolidation in the healthcare industry will be a leading factor contributing to increased competition in our current markets and markets we may enter in the future. Due to the shift to outpatient care and more stringent payer-imposed pre-authorization requirements during the past few years, most hospitals have significant unused capacity resulting in increased competition for patients. Many of our competitors are larger than us and have more financial resources available than we do. Certain non-profit competitors have endowment and charitable contribution resources available to them and can purchase equipment and other assets on a tax-free basis.
One of the most important factors in the competitive position of a hospital is its location, including its geographic coverage and access to patients. A location convenient to a large population of potential patients or a wide geographic coverage area through hospital networks can make a hospital significantly more competitive. Another important factor is the scope and quality of services a hospital offers, whether at a single facility or a network of facilities, compared to the services offered by its competitors. A hospital or network of hospitals that offers a broad range of services and has a strong local market presence is more likely to obtain favorable managed care contracts. However, pursuant to the Health Reform Law, hospitals will be required to publish annually a list of their standard charges for items and services. We intend to evaluate changing circumstances in the geographic areas in which we operate on an ongoing basis to ensure that we offer the services and have the access to patients necessary to compete in these markets and, as appropriate, to form our own, or join with others to form, local hospital networks.

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
The hospital industry and our hospitals continue to have significant unused capacity. Inpatient utilization, average lengths of stay and average occupancy rates have historically been negatively affected by payer-required pre-admission authorization, utilization review and payer pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Admissions constraints, payer pressures and increased competition are expected to continue. We expect to meet these challenges first and foremost by our continued focus on our previously discussed quality of care initiatives, which should increase patient, nursing and physician satisfaction. We also intend to expand our outpatient facilities, strengthen our managed care relationships, upgrade facilities and equipment and offer new or expanded programs and services.
Employees and Medical Staff
As of June 30, 2012, we had approximately 40,900 employees, including approximately 6,100 part-time employees. Approximately 3,800 of our full-time employees, substantially all of which are employed at our Detroit and Massachusetts hospitals, are unionized. Our acquisition of DMC on January 1, 2011 and our acquisition of Valley Baptist on September 1, 2011 resulted in our employment of approximately 15,000 and 2,500 additional individuals, respectively, approximately 2,300 of which are unionized. Overall, we consider our employee relations to be good. While some of our non-unionized hospitals experience union organizing activity from time to time, we do not currently expect these efforts to materially affect our future operations. Our hospitals, like most hospitals, have experienced labor costs rising faster than the general inflation rate.
While the national nursing shortage has abated somewhat as a result of the weakened U.S. economy, certain portions of the markets we serve continue to have limited available nursing resources. Nursing shortages often result in our using more contract labor resources during times when we see increased demand for our services, especially during the peak winter months. We expect our nurse leadership and recruiting initiatives to mitigate the impact of the nursing shortage. These initiatives include more involvement with nursing schools, participation in more job fairs, recruiting nurses from abroad, implementing preceptor programs, providing flexible work hours, improving performance leadership training, creating awareness of our quality of care and patient safety initiatives and providing competitive pay and benefits. We anticipate that demand for nurses will continue to exceed supply especially as the baby boomer population reaches the ages where inpatient stays become more frequent. We strive to implement best practices to reduce turnover and to stabilize our nursing workforce over time.
One of our primary nurse recruiting strategies for our San Antonio hospitals is our continued investment in the Baptist Health System School of Health Professions (“SHP”), our nursing school in San Antonio. SHP offers seven different healthcare educational programs with its greatest enrollment in the professional nursing program. SHP enrolled approximately 450 students for its fall 2012 semester. The majority of SHP graduates have historically chosen permanent employment with our hospitals. We have changed SHP’s nursing program from a diploma program to a degree program and may offer other SHP programs in future periods. SHP students are eligible for participation in the Pell Grant and other federal grant and loan programs. Approximately 62% of SHP students receive some form of federal financial aid. These enhancements are factors in the increased SHP enrollment and have made SHP more attractive to potential students.

Our hospitals grant staff privileges to licensed physicians who may serve on the medical staffs of multiple hospitals, including hospitals not owned by us. A physician who is not an employee can terminate his or her affiliation with our hospital at any time subject to contractual requirements. Although we employ a growing number of physicians, a physician does not have to be our employee to be a member of the medical staff of one of our hospitals. Any licensed physician may apply to be admitted to the medical staff of any of our hospitals, but admission to the staff must be approved by each hospital’s medical staff and board of trustees in accordance with established credentialing criteria. Under state laws and other licensing standards, hospital medical staffs are generally self-governing organizations subject to ultimate oversight by the hospital’s local governing board. Although we were generally successful in our physician recruiting efforts during fiscal 2012, we face continued challenges in some of our markets to recruit certain types of physician specialists who are in high demand. We expect that our previously described physician recruiting and alignment initiatives will make our hospitals more desirable environments in which more physicians will choose to practice.
Compliance Program
Since 1997 we have voluntarily maintained a company-wide compliance program designed to ensure that we maintain high standards of ethics and conduct in the operation of our business and implement policies and procedures so that all of our employees act in compliance with all applicable laws, regulations and company policies. The organizational structure of our compliance program includes oversight by our board of directors and a high-level corporate management compliance committee. The board of directors and compliance committee are responsible for ensuring that the compliance program meets its stated goals and remains up-to-date to address the current regulatory environment and other issues affecting the healthcare industry. Our Senior Vice President—Compliance and Ethics reports jointly to our Chairman and Chief Executive Officer and to our board of directors, serves as our Chief Compliance Officer and is charged with direct responsibility for the day-to-day management of our compliance program. Other features of our compliance program include Regional Compliance Officers who report to our Chief Compliance Officer in all six of our operating regions, initial and periodic ethics and compliance training and effectiveness reviews, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to examine all of our payments to physicians and other referral sources and annual coding audits to make sure our hospitals bill the proper service codes for reimbursement from the Medicare program.
Our compliance program also oversees the implementation and monitoring of the standards set forth by the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") for privacy and security. To facilitate reporting of potential HIPAA compliance concerns by patients, family or employees, we established a second toll-free hotline dedicated to HIPAA and other privacy matters. Corporate HIPAA compliance staff monitors all reports to the privacy hotline and each phone call is responded to appropriately. Ongoing HIPAA compliance also includes self-monitoring of HIPAA policy and procedure implementation by each of our healthcare facilities and corporate compliance oversight.
The Health Reform Law now requires providers to implement core elements of compliance program criteria to be established by the U.S. Department of Health and Human Services ("HHS"), on a timeline to be established by HHS, as a condition of enrollment in the Medicare or Medicaid programs, and, depending on the core elements for compliance programs established by HHS, we may have to modify our compliance programs to comply with these new criteria.
Our Information Systems
We believe that our information systems must cost-effectively meet the needs of our hospital management, medical staff and nurses in the following areas of our business operations:

•	patient accounting, including billing and collection of revenues;

•	accounting, financial reporting and payroll;

•	coding and compliance;

•	laboratory, radiology and pharmacy systems;

•	medical records and document storage;

•	remote physician access to patient data;

•	quality indicators;

•	materials and asset management;

•	negotiating, pricing and administering our managed care contracts; and

•	claims processing systems.
During the past several years, we have significantly invested in clinical information technology. We believe that the importance of and reliance upon clinical information technology will continue to increase in the future. Accordingly, we expect to make additional significant investments in clinical information technology during fiscal year 2013 as part of our business strategy to increase the efficiency and quality of patient care.
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
Professional and General Liability Insurance
As is typical in the healthcare industry, we are subject to claims and legal actions by patients and others in the ordinary course of business. We self-insure our professional and general liability risks, either through premiums paid to one of our captive insurance subsidiaries or by retaining risk through another of our subsidiaries, in respect of claims incurred up to $10.0 million annually. Beginning on July 1, 2010, we increased this self-insured retention to $15.0 million for our Illinois hospitals. We purchase umbrella excess policies for professional and general liability insurance for an additional $65.0 million of annual coverage in the aggregate. Effective January 1, 2011, as part of the DMC acquisition, we acquired a captive subsidiary that insures non-employed physicians in Michigan.
The malpractice insurance environment remains volatile. Some states in which we operate, including Texas, Illinois and Michigan, have passed in recent years tort reform legislation to place limits on non-economic damages. However, in November 2007, a judge in the Illinois Cook County Circuit Court declared that these Illinois malpractice limits were unconstitutional under state law and an appeal to the Illinois Supreme Court was unsuccessful. Additionally, in Texas an action has been brought to declare its tort reform legislation unconstitutional under federal law. Thus, while we have taken multiple steps at our facilities to reduce our professional liability exposures, absent significant legislation (not later declared unconstitutional) to curb the size of malpractice judgments in the states in which we operate, our insurance costs may increase in the future.
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
We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and

•	individual patients.

The table below presents the approximate percentage of net patient revenues we received from the following sources for the periods indicated:

	Year ended June 30,
	2010	2011	2012
Medicare	26.9%	27.5%	28.0%
Medicaid	7.7%	12.7%	14.2%
Managed Medicare	15.7%	12.7%	10.7%
Managed Medicaid	10.0%	10.1%	9.7%
Managed care	37.8%	34.9%	34.3%
Self pay	1.1%	1.2%	1.8%
Other	0.8%	0.9%	1.3%
Total	100.0%	100.0%	100.0%
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
Traditional Medicare
One of the ways Medicare beneficiaries can elect to receive their medical benefits is through the traditional Medicare program, which provides reimbursement under a prospective payment fee-for-service system. A general description of some of the types of payments we receive for services provided to patients enrolled in the traditional Medicare program is provided below.
Medicare Inpatient Acute Care Reimbursement
Medicare Severity-Adjusted Diagnosis-Related Group Payments. Sections 1886(d) and 1886(g) of the Social Security Act set forth a system of payments for the operating and capital costs of inpatient acute care hospital admissions based on a prospective payment system ("PPS"). Under the inpatient prospective payment system, Medicare payments for hospital inpatient operating services are made at predetermined rates for each hospital discharge. Discharges are classified according to a system of Medicare severity-adjusted diagnosis-related group ("MS-DRGs"), which categorize patients with similar clinical characteristics that are expected to require similar amounts of hospital resources to treat. CMS assigns to each MS-DRG a relative weight that represents the average resources required to treat cases in that particular MS-DRG, relative to the average resources used to treat cases in all MS-DRGs. The MS-DRG weight is multiplied by a base rate to determine the payment for a MS-DRG.

The MS-DRG base rates, relative weights and geographic adjustment factors are updated annually, effective for the federal fiscal year (“FFY”) beginning each October 1st, with consideration given to: the increased cost of goods and services purchased by hospitals; the relative costs associated with each MS-DRG; changes in labor data by geographic area and other legislative and policy changes. Although these payments are adjusted for area labor and capital cost differentials, the adjustments do not consider an individual hospital's operating and capital costs. Historically, the average operating and capital costs for our hospitals have exceeded the Medicare rate increases. Further realignments in the MS-DRG system could also reduce the payments we receive for certain specialties, including cardiology and orthopedics. The more widespread development of specialty hospitals in recent years has caused CMS to focus on payment levels for these specialty services. Changes in the payments for specialty services could adversely impact our revenues.

Full annual rate increases are only available for those providers who submit their patient care quality indicators data to CMS. CMS revises the number of quality measures that must be reported each year to receive the full market basket for the following FFY (e.g., quality measures reported for discharges in Calendar Year ("CY") 2012 are used for purposes of determining a hospital's FFY 2014 inpatient payment update). Failure to submit the required quality indicators will result in a two percentage point reduction to the market basket update.
Inpatient Outlier Payments. Outlier payments are additional payments made to hospitals for treating Medicare patients that are costlier to treat than the average patient in the same MS-DRG. To qualify as a cost outlier, a hospital’s billed charges, adjusted to cost, must exceed the payment rate for the MS-DRG by a fixed threshold established annually by CMS. The Medicare fiscal intermediary calculates the cost of a claim by multiplying the billed charges by a cost-to-charge ratio that is typically based upon the hospital’s most recently filed cost report. Generally, if the computed cost exceeds the sum of the MS-DRG payment plus the fixed threshold, the hospital receives 80% of the difference as an outlier payment.
Disproportionate Share Hospital Payments. Hospitals that treat a disproportionately large number of low-income patients currently receive additional payments from Medicare in the form of DSH payments. DSH payments are determined annually based upon certain statistical information defined by CMS and are calculated as a percentage add-on to the MS-DRG payments. This percentage varies, depending on several factors that include the percentage of low-income patients served. Under the Health Reform Law, beginning in FFY 2014, Medicare DSH payments will be reduced to 25% of the amount they otherwise would have been absent the new law. The remaining 75% of the amount that would otherwise be paid under Medicare DSH will be effectively pooled, and this pool will be reduced further each year by a formula that reflects reductions in the national level of uninsured who are under 65 years of age. Each DSH hospital will then be paid, out of the reduced DSH payment pool, an amount allocated based upon its level of uncompensated care provided in 2012. It is difficult to predict the full impact of the Medicare DSH reductions. The CBO estimates $22 billion in reductions to Medicare DSH payments between 2010 and 2019, while for the same time period, CMS estimates reimbursement reductions totaling $50 billion. Our latest annualized estimate of Medicare DSH revenues (including the annualized impact of our acquisition of Valley Baptist) is approximately $160.7 million.
Direct Graduate and Indirect Medical Education. The Medicare program provides additional reimbursement to approved teaching hospitals for additional expenses incurred by such institutions. This additional reimbursement, which is subject to certain limits, is made in the form of Direct Graduate Medical Education (“GME”) and Indirect Medical Education (“IME”) payments. The Health Reform Law includes provisions that redistribute GME payments by identifying hospitals that are currently training fewer residents than their FTE limit would permit and reallocating those FTEs to other hospitals. Due to this redistribution, we lost slots at the following three hospitals: Weiss Hospital (2.6 FTEs), West Suburban Medical Center (3.9 FTEs), and Saint Vincent Hospital (4.1 FTEs). CMS reduced the slots effective July 1, 2011. The FTE reductions will prevent these hospitals from realizing additional Medicare payments for graduate medical education costs if the hospitals train residents above their new FTE limits. The Health Reform Law includes provisions that increase flexibility in GME funding rules to incentivize outpatient training. During our fiscal year 2012, 14 of our hospitals were affiliated with academic institutions and received GME or IME payments. Our most recent cost reports for fiscal 2012 indicated estimated reimbursement (including the annualized impact of our acquisition of Valley Baptist) from GME and IME for combined Medicare and Medicaid programs of approximately $207.2 million. We currently train approximately 1,400 residents on a combined basis in these 14 hospitals, the majority of which qualify for GME and/or IME reimbursement.
Hospital acquired conditions and serious medical errors. Medicare will not assign an inpatient hospital discharge to a higher paying MS-DRG if certain hospital acquired conditions ("HACs") were not present on admission. There are currently ten categories of conditions on the list of HACs. CMS will add two new categories for FFY 2013, Surgical Site Infection Following Cardiac Implantable Electronic Device (CIED) and Iatrogenic Pneumothorax with Venous Catheterization. CMS has also established three National Coverage Determinations that prohibit Medicare reimbursement for erroneous surgical procedures performed on an inpatient or outpatient basis. Effective January 1, 2011, hospitals are also required to report HAC infection rates to Medicare as part of overall quality reporting requirements. Hospitals that fail to do so will see a two percentage point reduction in Medicare reimbursement.
Medicare Outpatient Services Reimbursement
CMS reimburses hospital outpatient services and certain Medicare Part B services furnished to hospital inpatients who have no Part A coverage on a PPS basis. CMS utilizes existing fee schedules to pay for physical, occupational and speech therapies, durable medical equipment, clinical diagnostic laboratory services and nonimplantable orthotics and prosthetics. Freestanding surgery centers and independent diagnostic testing facilities also receive reimbursement from Medicare on a fee schedule basis.

Those hospital outpatient services subject to prospective payment reimbursement are classified into groups called ambulatory payment classifications (“APCs”). Services in each APC are similar clinically and in terms of the resources they require. A payment rate is established for each APC. Depending upon the services provided, a hospital may be paid for more than one APC for a patient visit. CMS periodically updates the APCs and annually adjusts the rates paid for each APC. CMS requires hospitals to submit quality data relating to outpatient care in order to receive the full payment increase in the following calendar year. Failure to submit all required measures results in a reduction in the annual payment update by two percentage points.
Rehabilitation Units
CMS reimburses inpatient rehabilitation hospitals and units pursuant to a PPS. Under this PPS, patients are classified into case mix groups based upon impairment, age, comorbidities and functional capability. Inpatient rehabilitation units are paid a predetermined amount per discharge that reflects the patient’s case mix group and is adjusted for area wage levels, low-income patients, rural areas and high-cost outliers. Inpatient rehabilitation units will be required to participate in annual quality reporting beginning in FFY 2013. Failure to submit all required measures will result in a reduction in the annual payment update by two percentage points beginning in FFY 2014. As of June 30, 2012, we operated one rehabilitation hospital and seven inpatient rehabilitation units within our acute care hospitals.
Psychiatric Units
Medicare utilizes a PPS to pay inpatient psychiatric hospitals and units. This system is a per diem PPS with adjustments to account for certain patient and facility characteristics. Additionally, this system includes a stop-loss provision, an “outlier” policy authorizing additional payments for extraordinarily costly cases and an adjustment to the base payment if the facility maintains a full-service emergency department, which all of our units qualified for. Inpatient psychiatric units will be required to participate in annual quality reporting beginning in FFY 2013. Failure to submit all required measures will result in a reduction in the annual payment update by two percentage points beginning in FFY 2014. As of June 30, 2012, we operated 10 psychiatric units within our acute care hospitals subject to this reimbursement methodology.
Ambulatory Surgical Centers
Medicare pays for ambulatory surgical center (“ASC”) services under a fee schedule. The fee schedule includes the services for which Medicare will pay when performed at an ASC. Some items, services and procedures, such as office-based procedures, device-intensive procedures, certain costs associated with ancillary radiology services, certain drugs and biologicals and brachytherapy sources, are subject to alternative payment methodologies. ASCs will be required to participate in annual quality reporting beginning in CY 2012. Failure to submit all required measures will result in a reduction in the annual payment update by two percentage points beginning in CY 2014.
Final 2012 Payment Updates and Proposed 2013 Payment Updates
Inpatient Reimbursement. On August 1, 2012, CMS issued a final rule related to the FFY 2013 inpatient hospital PPS. Under this rule, the overall increase in hospital operating payments for FFY 2013 will be approximately 2.3% compared with an overall 1.1% increase for FFY 2012. CMS estimates the FFY 2013 increase will result in approximately $2.45 billion in additional operating payments made under the inpatient hospital PPS in FFY 2013 than in FFY 2012, compared with an estimated overall increase in operating payments of $1.13 billion in FFY 2012 over FFY 2011. However, after taking into account other payment provisions, CMS estimates a net increase in spending on inpatient hospital services for FFY 2013 of approximately $2.0 billion in FFY 2013.
CMS will lower the inpatient outlier threshold in FFY 2013 to $21,821 (from $22,385 in FFY 2012). Changes to the outlier threshold amount can impact the number of cases at a hospital that qualify for the additional payment and the amount of reimbursement the hospital receives for those cases that qualify. The most recently filed cost reports for our hospitals as of June 30, 2010, 2011 and 2012 reflected outlier payments of $4.9 million, $4.3 million and $13.1 million, respectively.
Outpatient Reimbursement. In the CY 2012 Outpatient PPS Final Rule, CMS established that the payment update for 2012 outpatient hospital payments would be 1.9%. On July 6, 2012, CMS issued a proposed rule related to the CY 2013 outpatient hospital PPS. In this proposed rule, CMS proposes to increase the payment update for 2013 outpatient hospital payments by 2.1%. CMS also proposes to use the geometric mean costs, rather than the median costs, to determine the relative payment weights of services within each APC.
Rehabilitation Unit Reimbursement. In the FFY 2013 Inpatient Rehabilitation Facility PPS Final Rule, CMS estimated that the rule would increase FFY 2013 payments to inpatient rehabilitation facilities by 2.1%, compared with an estimated increase of 2.2% in FFY 2012 over FFY 2011.
Psychiatric Unit Reimbursement. Effective October 1, 2012, inpatient psychiatric facilities will transition from payment on a “rate year” cycle, to payment under a FFY cycle. In the FFY 2013 Inpatient Psychiatric Facility PPS Final Rule, CMS estimated that the rule would increase FFY 2013 payments to inpatient psychiatric facilities by 0.8%, compared with an estimated increase of 2.74% in rate year 2012 over rate year 2011.
Ambulatory Surgical Centers Reimbursement. In the CY 2012 ASC Fee Schedule Final Rule, CMS established that the payment update for ASCs for CY 2012 would be 1.6%. On July 6, 2012, issued a proposed rule related to the CY 2013 ASC Fee Schedule. In this proposed rule, CMS proposed to increase ASC payments for CY 2013 by 1.3%.
Health Reform Adjustments - Annual Market Basket and Productivity Decreases. The payment updates above include adjustments required by the Health Reform Law. The Health Reform Law provides for annual decreases to the market basket portion of the annual payment update for inpatient and outpatient hospitals and rehabilitation and psychiatric units in the following amounts for each of the following FFYs: 0.25% in 2010 and 2011, 0.1% in 2012 and 2013, 0.3% in 2014, 0.2% in 2015 and 2016 and 0.75% in 2017, 2018 and 2019. For FFY 2012 and each subsequent FFY, the Health Reform Law also provides for the annual market basket update to be further reduced by a productivity adjustment. The amount of that reduction will be the projected, nationwide productivity gains over the preceding 10 years. To determine the projection, HHS will use the Bureau of Labor Statistics (“BLS”) 10-year moving average of changes in specified economy-wide productivity (the BLS data is typically a few years old). The Health Reform Law does not contain guidelines for use by HHS in projecting the productivity figure. CMS estimates that the combined market basket and productivity adjustments will reduce Medicare payments under the following payment systems by the following amounts for the period 2010-2019: inpatient PPS by $112.6 billion; outpatient PPS by $26.3 billion; inpatient rehabilitation PPS by $5.7 billion; and inpatient psychiatric PPS by $4.3 billion. CMS did not provide an estimate for the reduction in Medicare payments due to the ASC productivity adjustment, but estimated that all of the market basket and productivity adjustments for Medicare Part B services paid on a fee schedule, excluding durable medical equipment and physician services, would result in reduction of payments of $10.4 billion from 2010-2019.
Quality Reporting and Payment Programs. CMS requires reporting of specified inpatient and outpatient quality measures in order to receive the full annual payment updates discussed above. Failure to submit the required measures for a given reporting period results in a payment reduction of two percent for the following payment period. Quality reporting will be required for inpatient rehabilitation units, psychiatric units and ASCs beginning in FFY 2013, with reductions in payment for non-reporting beginning in FFY 2014 (CY 2014 for ASCs). To receive the full inpatient payment update, CMS required reporting of 55 measures for the FFY 2012 update and 57 measures for the FFY 2013 update. To receive the full outpatient payment update, CMS required reporting of 15 measures for the CY 2012 update and 23 measures for the CY 2013 update.
To date, we have submitted required patient care quality indicators for our hospitals to receive the full market basket index increases for both the inpatient and outpatient PPS for FFY 2012, except one recently acquired hospital whose patient care quality indicator reporting was limited by deficiencies that existed prior to our acquisition of that hospital. We intend to submit the necessary information to realize the full FFY 2013 inpatient and outpatient increases for all of our hospitals. However, as additional patient quality indicator reporting requirements are added, system limitations or other difficulties could result in CMS deeming our submissions not timely or not complete to qualify for the full market basket index increases.
The Health Reform Law also provides for reduced payments to hospitals based on readmission rates. Beginning in FFY 2013, inpatient payments will be reduced if a hospital experiences “excessive” readmissions within a 30-day period of discharge for acute myocardial infarction ("AMI"), heart failure ("HF"), pneumonia ("PN") or other conditions designated by HHS. In FFY 2013, CMS will reduce payments for readmissions of AMI, HF and PN patients by 0.3 percent if the hospital from which the patient was discharged has a risk-adjusted ratio of discharges to readmissions that exceeds the national average over period July 1, 2008 - June 20, 2011. We expect reduced payment rates at 20 of our hospitals during FFY 2013 ranging from 0.04 percent to 1.0 percent related to readmission rates.
Additionally, the Health Reform Law establishes a value-based purchasing program to further link payments to quality and efficiency. Beginning in FFY 2013, CMS will reduce the inpatient PPS payment amount for all discharges by the following amounts: 1% for 2013; 1.25% for 2014; 1.5% for 2015; 1.75% for 2016; and 2% for 2017 and subsequent years. For each FFY, the total amount collected from these reductions will be pooled and used to fund payments to reward hospitals that meet certain quality performance standards. Payments for FFY 2013 will be based on each hospital’s performance related to 12 clinical processes of care measures and the Hospital Consumer Assessment of Healthcare Providers and Systems (HCAHPS) survey for the period July 1, 2011 to March 31, 2012. Performance scores will be used to compare each hospital to other hospitals and to itself (based on improvement) and a hospital’s relative score will determine the total incentive payment to the hospital. Higher performing hospitals will receive higher payments.

Impact of Budget Control Act of 2011 on Medicare Reimbursement
On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law increased the nation’s borrowing authority while taking steps to reduce federal spending and the deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in FFY 2012. Under a second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the-board spending reductions must be implemented over ten years beginning in February 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and CHIP program) are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. If sequestration goes into effect, and these cuts are implemented, Medicare payments to hospitals and for other services could be reduced. Congress may take additional action in 2012 or 2013 to further reduce federal spending and the deficit to avoid sequestration being triggered. If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could be cut substantially. Congress may consider legislation that would seek to further reduce the federal deficit, which could substantially revise Medicare and Medicare spending, including payments to providers.
Recent proposals to change or cut the Medicare program that might be brought up again before Congress include the following:

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
Contractor Reform
In accordance with the Medicare Modernization Act, CMS is implementing contractor reform whereby CMS will competitively bid the Medicare fiscal intermediary and Medicare carrier functions to Medicare Administrative Contractors (“MACs”). CMS originally designated 15 MAC jurisdictions, but plans to transition to ten MAC jurisdictions over the next several years. As of June 2012, there were 13 MAC jurisdictions in varying phases of transition. Hospital companies like us have the option to work with the selected MAC in the jurisdiction where a given hospital is located or to use the MAC in the jurisdiction where our home office is located. For hospital companies, either all hospitals in the system must choose to stay with the MAC chosen for their locality or all hospitals must opt to use the home office MAC. We filed a request for our single home office MAC to serve all of our hospitals, which CMS has granted. Effective in 2020, all of our hospitals will be served by Cahaba GBA. All of these changes could impact claims processing functions and the resulting cash flows; however, we are unable to predict the impact that these changes could have, if any, to our cash flows.
Recovery Audit Program
The Medicare Recovery Audit Program relies on private auditing firms to examine Medicare claims filed by healthcare providers to detect Medicare overpayments not identified through existing claims review mechanisms. The Recovery Audit Program began as a demonstration project in 2005, but was made permanent by the Tax Relief and Health Care Act of 2006, which required a permanent and nationwide Recovery Audit Program no later than 2010.
In a recent Medicare Fee For Service National Recovery Audit Program Newsletter, CMS reported that there were a total of $2.1 billion in Medicare improper payments from October 2009 through March 2012, with approximately $1.86 billion of that amount attributed to overpayments collected from providers and the remaining $245.2 million attributed to underpayments repaid to providers.

Medicare recovery auditors utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The Recovery Audit Program is either “automated,” for which a decision can be made without reviewing a medical record, or “complex,” for which the recovery auditor must contact the provider in order to procure and review the medical record to make a decision about the payment. CMS has given recovery auditors the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007. Claims identified as overpayments will be subject to the Medicare appeals process.
As to “automated” reviews where a review of the medical record is not required, recovery auditors make claim determinations using proprietary software designed to detect certain kinds of errors where both of the following conditions must apply. First, there must be certainty that the service is not covered or is coded incorrectly. Second, there must be a written Medicare policy, Medicare article or Medicare-sanctioned coding guideline supporting the determination. For example, an automated review could identify when a provider is billing for more units than allowed on one day. However, the recovery auditor may also use automated review even if such written policies don’t exist on certain CMS-approved “clinically unbelievable issues” and when making certain other types of administrative determinations (e.g., duplicate claims, pricing mistakes) when there is certainty that an error exists.
As to “complex” reviews where a review of the medical record is required, recovery auditors make claim determinations when there is a high probability (but not certainty) that a service is not covered, or where no Medicare policy, guidance or Medicare-sanctioned coding guideline exists. It is expected that many complex reviews will be medical necessity audits that assess whether care provided was medically necessary and provided in the appropriate setting.
Recovery auditors are paid a contingency fee based on the overpayments they identify and collect. Therefore, we expect that the recovery auditors will look very closely at claims submitted by our facilities in an attempt to identify possible overpayments. We believe the claims for reimbursement submitted to the Medicare program by our facilities have been accurate. However, we cannot predict, once our facilities are subject to recovery audit reviews in all subject matters in the future, the results of such reviews. It is reasonably possible that the aggregate payments that our facilities will be required to return to the Medicare program pursuant to these recovery audit reviews may have a material adverse effect on our financial position, results of operations or cash flows.
In addition to the Medicare Recovery Audit Program, in the September 16, 2011 Federal Register, CMS finalized provisions relating to implementation of a Medicaid Recovery Audit Contractor ("RAC") program. States were expected to implement their respective RAC programs by January 1, 2012. Medicaid RACs have authority to look back at claims up to three years from the date the claim was paid. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies.
Further, on November 15, 2011, CMS announced the Recovery Audit Prepayment Review (“RAPR”) demonstration will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules.  The RACs will conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays for a total of 11 states. The goal of the RAPR demonstration is to reduce improper payments before they are paid, rather than the traditional “pay and chase” methods of looking for improper payments after they have been made. These prepayment reviews will not replace the MAC prepayment reviews as RACs and MACs are supposed to coordinate to avoid duplicate efforts. The RAPR demonstration was to start in January 2012, but CMS decided in January 2012 to delay the start of the program. On August 3, 2012, CMS announced that the RAPR demonstration will start on August 27, 2012 and run until August 26, 2015.
Accountable Care Organizations
The Health Reform Law requires HHS to establish a Medicare Shared Savings Program (“MSSP”) that promotes accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). MSSP ACOs receive payment from Medicare on a fee-for-service basis and may receive additional "shared savings" payments or be at-risk for "shared losses" based on an increase or decrease in annual fee-for-service payments to the ACO. ACOs may be formed by “ACO professionals” (physicians and mid-level providers) in group practice arrangements, networks of individual practices of ACO professionals, partnerships and joint venture arrangements between hospitals and ACO professionals, hospitals employing ACO professionals, Critical Access Hospitals billing under Method II, Federally Qualified Health Centers and Rural Health Clinics. Each ACO must have a minimum of 5,000 retroactively-assigned Medicare fee-for-service beneficiaries.

CMS estimates that approximately 50-270 organizations will enter into ACO agreements with an average aggregate start-up cost estimate of $29 million to $157 million. Further, CMS estimates a total aggregate median impact of $1.31 billion in bonus payments to ACOs for CYs 2012-2015. As of August 8, 2012, CMS has entered into ACO participation agreements with 147 entities.
In addition to the MSSP ACO model, CMS developed the “Pioneer ACO” model. The Pioneer ACO model generally requires compliance with the MSSP ACO program rules in the final regulations, but differs from the finalized MSSP ACO model in several ways, including, but not limited to:

•	higher levels of sharing and risk;

•	opportunity for population-based payments;

•	requirements for outcomes-based payment contracting with other payors; and

•	a higher number of assigned beneficiaries.
Our facilities submitted two applications to join this program in August 2011. In December 2011, CMS selected 32 applicants to become Pioneer ACO applications. Our Michigan Pioneer ACO was selected to become a Pioneer ACO effective January 1, 2012. We expect to continue to explore opportunities to develop or enhance ACOs in our markets.
Bundled Payment Pilot Programs
Pursuant to the Health Reform Law, CMS finalized implementation of the Medicare Bundled Payments for Care Improvement Initiative in the FFY 2013 Inpatient PPS Final Rule, released August 1, 2012. Under this voluntary initiative, bundled payments are one-time reimbursements for a given condition or episode of care, the goal being to improve care coordination. The final rule offers four bundled payment models. Model 1 retrospectively pays for care that occurs in an acute care hospital. Models 2 and 3 pay for post-acute services like skilled nursing facilities in addition to acute care. Model 4, in contrast to the previous three, pays providers before services are rendered.
The Health Reform Law also provides for a five-year bundled payment pilot program for Medicaid services. HHS will select up to eight states to participate based on the potential to lower costs under the Medicaid program while improving care. State programs may target particular categories of beneficiaries, selected diagnoses or geographic regions of the state. The selected state programs will provide one payment for both hospital and physician services provided to Medicaid patients for certain episodes of inpatient care. For both pilot programs, HHS will determine the relationship between the programs and restrictions in certain existing laws, including the Civil Monetary Penalty Law, the Anti-Kickback Statute, the Stark Law and HIPAA privacy, security and transaction standard requirements. However, the Health Reform Law does not authorize HHS to waive other laws that may impact the ability of hospitals and other eligible participants to participate in the pilot programs, such as antitrust laws.
Managed Medicare (Medicare Advantage or "MA")
Under the MA program, the federal government contracts with private health plans to provide inpatient and outpatient benefits to Medicare beneficiaries who enroll in such plans. Nationally, approximately 27% of Medicare beneficiaries have elected MA plans. The Health Reform Law reduces, over a three-year period that began in 2012, premium payments to the MA plans such that CMS's managed care per capita premium payments are, on average, equal to traditional Medicare. Beginning in 2014, the Health Reform Law requires MA plans to keep annual administrative costs lower than 15% of annual premium revenue. In addition, the Health Reform Law implements fee payment adjustments based on service benchmarks and quality ratings. As a result of these changes, payments to MA plans will be reduced by $138 to $145 billion between 2010 and 2019. These reductions to MA plan premium payments may cause plans to raise premiums or limit benefits, which in turn might cause some Medicare beneficiaries to terminate their MA coverage and enroll in traditional Medicare.
Medicaid
Medicaid programs are funded jointly by the federal government and the states and are administered by states under approved plans. Most state Medicaid program payments are made under a prospective payment system or are based on negotiated payment levels with individual hospitals. Medicaid reimbursement is less than Medicare reimbursement for the same services and is often less than a hospital’s cost of services. Many states have recently reduced or are currently considering legislation to reduce the level of Medicaid funding (including upper payment limits ("UPLs")) or program eligibility that could adversely affect future levels of Medicaid reimbursement received by our hospitals. As a result of recent actions or proposed actions in the states in which we operate, management estimates and expects overall Medicaid reimbursement rates to be flat during fiscal 2013 compared to fiscal 2012. As permitted by law, certain states in which we operate have adopted broad-based provider taxes to fund their Medicaid programs. Since states must operate with balanced budgets and since the Medicaid program is often the state’s largest program, states may consider further reductions in their Medicaid expenditures.
Medicaid Disproportionate Share Payments
Certain states in which we operate provide Medicaid DSH payments to hospitals that treat a disproportionately large number of low-income patients as part of their state Medicaid programs, similar to DSH payments received from Medicare. We estimate that annualized Medicaid DSH reimbursement approximates $82.7 million (including the annualized impact of our acquisition of Valley Baptist). These amounts do not include our revenues recognized from payments related to various UPL, Provider Tax Assessment and Community Benefit programs. We estimate that the annualized reimbursement under these programs approximates $272.0 million with $93.0 million of related payments (including the annualized impact of our acquisition of Valley Baptist). These programs are separate from DSH. The states in which we operate continually assess the level of expenditures for these types of federal matching programs and changes to these programs could have an adverse impact on our reimbursement.
Medicaid Electronic Health Record Incentive Payments
The Medicaid EHR Incentive Program provides incentive payments to eligible hospitals and professionals as they adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology in their first year of participation and demonstrate meaningful use for up to five remaining participation years. Medicaid EHR incentive payments to hospitals and professionals are 100% federally funded; however, the Medicaid EHR incentive program is voluntarily offered by individual states. Although CMS established January 3, 2011 as the earliest date states could offer Medicaid EHR incentive payments if they so choose, states must develop and receive CMS approval of state plans prior to offering Medicaid incentive payments.
During the fiscal years ended June 30, 2011 and 2012, we acquired certified EHR technology for year 1 for several of our acute care hospitals including those in Michigan, San Antonio, and Illinois. As a result, we recognized $10.1 and $28.2 million, respectively, of other income related to estimated combined Medicaid and Medicare EHR incentives. We expect to attest our qualifications for year 1 for our remaining hospitals during fiscal 2013.
Impact of Health Reform Law on Medicaid Reimbursement
The Health Reform Law, as passed by Congress, expands Medicaid coverage to all individuals under age 65 with incomes up to 133% of the federal poverty level by 2014, with such limit effectively increasing to 138% with the “5% income disregard” provision. In addition, states are to maintain, at a minimum, Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exemptions from this requirement to address eligibility standards that apply to adults making more than 133% of the federal poverty level. As a result of the Supreme Court's June 28, 2012 decision on the Health Reform Law, HHS is no longer permitted to withdraw Medicaid funds from states that fail to comply with the Health Reform Law Medicaid expansion provisions. It is currently not known how many states will decide to opt out of Medicaid expansion. The CBO estimates that one-sixth of the population that would be newly eligible to receive Medicaid coverage under the provisions of the Health Reform Law will live in states that opt out of Medicaid expansion, and an additional one-half of the newly eligible population will live in states that partially expand Medicaid eligibility. Failure of a state to adopt the Medicaid expansion could adversely impact our revenues.
The Health Reform Law increases federal funding for Medicaid Integrity Contractors (“MIC”), private contractors who perform post-payment audits of Medicaid claims to identify overpayments, for FFYs 2011 and beyond. The Health Reform Law also expanded the scope of RAC programs to include Medicaid by requiring all states to implement their respective RAC programs by January 1, 2012.
The Health Reform Law also reduces funding for the Medicaid DSH hospital program in FFYs 2014 through 2020 by the following amounts: 2014—$500 million; 2015—$600 million; 2016—$600 million; 2017—$1.8 billion; 2018—$5 billion; 2019—$5.6 billion; and 2020—$4 billion. How such cuts are allocated among the states and how the states allocate these cuts among providers have yet to be determined.
The Health Reform Law also required HHS to issue Medicaid regulations effective July 1, 2011 to prohibit federal payments to states for amounts expended for providing medical assistance for HACs. On June 6, 2011, CMS issued final rules designed to implement that provision of the Health Reform Law.

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
Many prior year cost reports of our facilities are still open. If any of our facilities are found to have been in violation of federal or state laws relating to preparing and filing of Medicare or Medicaid cost reports, whether prior to or after our ownership of these facilities, we and our facilities could be subject to substantial monetary fines, civil and criminal penalties and exclusion from participation in the Medicare and Medicaid programs. With the exception of the DMC acquisition, if an allegation is lodged against one of our facilities for a violation occurring during the time period before we acquired the facility, we may have indemnification rights against the seller of the facility to us. With the exception of the DMC acquisition, in our acquisitions, we have negotiated customary indemnification and hold harmless provisions for any damages we may incur in these areas. In the DMC acquisition, to the extent that we incur liability arising out of a violation or alleged violation by DMC prior to the closing of the DMC acquisition of certain stipulated healthcare laws, if payments exceed $25.0 million, we have the right to offset such excess payments against certain of our capital expenditure commitments.
Managed Care and Other Private Insurers
Managed care providers, including health maintenance organizations, preferred provider organizations, other private insurance companies and employers, are organizations that provide insurance coverage and a network of healthcare providers to members for a fixed monthly premium. To attract additional volume, most of our hospitals offer discounts from established charges or prospective payment systems to these large group purchasers of healthcare services. These discount programs often limit our ability to increase charges in response to increasing costs. However, as part of our business strategy, we have been able to renegotiate payment rates on many of our managed care contracts to improve our operating margin. While we generally received annual average payment rate increases of 4% to 8% from non-governmental managed care payers during fiscal year 2012, there can be no assurance that we will continue to receive increases in the future and that patient volumes from these payers will not be adversely affected by rate negotiations. These contracts often contain exclusions, carve-outs, performance criteria and other provisions and guidelines that require our constant focus and attention. Also, it is not clear what impact, if any, the increased obligations on managed care payers and other health plans imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. Patients who are members of managed care plans are not required to pay us for their healthcare services except for coinsurance and deductible portions of their plan coverage calculated after managed care discounts have been applied. While the majority of our admissions and revenues are generated from patients covered by managed care plans, the percentage may decrease in the future due to increased Medicare utilization associated with the aging U.S. population. We experienced a decrease in managed care discharges as a percentage of total discharges to 22.8% during the fiscal year ended June 30, 2012 compared to 23.9% for the fiscal year ended June 30, 2011. On a same store basis, managed care discharges as a percentage of total discharges were flat year over year.
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

Effective for service dates on or after April 1, 2009, as a result of a state mandate, we implemented a new uninsured discount policy for those patients receiving services in our Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under our guidelines. Under this policy, we apply an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and include this discount as a reduction to patient service revenues. We subsequently implemented this policy in our Arizona and Texas facilities. These discounts were approximately $215.7 million, $277.2 million and $451.4 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.
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
Self-pay accounts pose significant collectability problems. At June 30, 2012, approximately 22.3% of our accounts receivable, prior to the allowance for doubtful accounts, contractual allowances and the charity care allowance, was comprised of self-pay accounts. The majority of our provision for doubtful accounts relates to self-pay patients. As of June 30, 2012, our combined allowances for doubtful accounts, uninsured discounts and charity care covered approximately 98.4% of our self-pay receivables on a same store basis. Until the Health Reform Law is implemented, we remain vulnerable to further increased self-pay utilization. We are taking multiple actions in an effort to mitigate the effect on us of the high number of uninsured patients and the related economic impact. These initiatives include conducting detailed reviews of intake procedures in hospitals facing the greatest pressures and applying these intake best practices to all of our hospitals. We developed hospital specific reports detailing collection rates by type of patient to help the hospital management teams better identify areas of vulnerability and opportunities for improvement. Also, we completely redesigned our self-pay collection workflows, enhanced technology and improved staff training in an effort to increase collections.
The Health Reform Law requires health plans to reimburse hospitals for emergency services provided to enrollees without prior authorization and without regard to whether a participating provider contract is in place. Further, the Health Reform Law contains provisions that seek to decrease the number of uninsured individuals, including requirements, which do not become effective until 2014, for individuals to obtain, and employers to provide, insurance coverage. These mandates may reduce the financial impact of screening for and stabilizing emergency medical conditions. However, many factors are unknown regarding the impact of the Health Reform Law, including how many uninsured individuals will obtain coverage as a result of the new law or the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to uninsured individuals. In addition, it is difficult to predict the full impact of the Health Reform Law due to the law’s complexity, limited implementing regulations or interpretive guidance, gradual implementation and possible amendment.
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by HHS). We exclude charity care accounts from revenues when we determine that the account meets our charity care guidelines. We provide expanded discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care, but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During our fiscal years ended June 30, 2010, 2011 and 2012, we deducted $87.7 million, $121.5 million and $233.4 million of charity care from gross charges, respectively.
Government Regulation and Other Factors
Overview
All participants in the healthcare industry are required to comply with extensive government regulation at the federal, state and local levels. In addition, these laws, rules and regulations are extremely complex and the healthcare industry has not had the benefit of regulatory or judicial interpretation of many of them. Although we believe we are in compliance in all material respects with such laws, rules and regulations, if a determination is made that we were in material violation of such laws, rules or regulations, our business, financial condition or results of operations could be materially adversely affected. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions and our hospitals can lose their licenses and their ability to participate in the Medicare and Medicaid programs.

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
All of our operating hospitals are certified under the Medicare program and all except two of our hospitals, which are accredited by the Healthcare Facilities Accreditation Program, are accredited by The Joint Commission (formerly known as The Joint Commission on Accreditation of Healthcare Organizations), the effect of which is to permit the facilities to participate in the Medicare and Medicaid programs. If any facility loses its accreditation by The Joint Commission, or otherwise loses its certification under the Medicare program, then the facility will be unable to receive reimbursement from the Medicare and Medicaid programs. We intend to conduct our operations in compliance with current applicable federal, state, local and independent review body regulations and standards. The requirements for licensure, certification and accreditation are subject to change and, in order to remain qualified, we may need to make changes in our facilities, equipment, personnel and services.
Certificates of Need
In some states, the construction of new facilities, acquisition of existing facilities or addition of new beds or services may be subject to review by state regulatory agencies and require governmental certifications or determinations of need ("Certificates of Need"). Illinois, Michigan and Massachusetts are the only states in which we currently operate that require approval under a Certificate of Need program. These laws generally require appropriate state agency determination of public need and approval prior to the addition of beds or services or other capital expenditures. Failure to obtain necessary state approval can result in the inability to expand facilities, add services, acquire a facility or change ownership. Further, violation of such laws may result in the imposition of civil sanctions or the revocation of a facility’s license.
Utilization Review
Federal law contains numerous provisions designed to ensure that services rendered by hospitals to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients be reviewed by quality improvement organizations that analyze the appropriateness of Medicare and Medicaid patient admissions and discharges, quality of care provided, validity of diagnosis related group classifications and appropriateness of cases of extraordinary length of stay or cost. Quality improvement organizations may deny payment for services provided, assess fines and recommend to HHS that a provider not in substantial compliance with the standards of the quality improvement organization be excluded from participation in the Medicare and Medicaid programs. Most non-governmental managed care organizations also require utilization review.
There has been recent increased scrutiny of a hospital’s “Medicare Observation Rate” from outside auditors, government enforcement agencies and industry observers. The term “Medicare Observation Rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. The industry anticipates increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate.
Federal Healthcare Program Statutes and Regulations
Participation in any federal healthcare program, such as the Medicare and Medicaid programs, is regulated heavily by statute and regulation. If a hospital provider fails to substantially comply with the numerous conditions of participation in the Medicare or Medicaid program or performs specific prohibited acts, the hospital’s participation in the Medicare and Medicaid programs may be terminated or civil or criminal penalties may be imposed upon it under provisions of the Social Security Act and other statutes.

Executive Order 13563
Executive Order (“EO”) 13563 requires federal agencies to develop plans to periodically review existing significant regulations to identify outmoded, ineffective, insufficient or excessively burdensome regulations and to modify, streamline, expand, or repeal the regulations as appropriate. This EO may result in revisions to healthcare regulations, the nature and impact of which cannot be predicted. In May 2012, HHS released an updated list of existing and proposed regulations for review. The CMS regulations designated for review and revision and that are relevant to our operations include rules related to:

•	conditions of participation for hospitals and other healthcare facilities;

•	MA and prescription drug plan marketing rules and comment process for annual policy changes;

•	Medicaid home and community-based services waivers;

•	clarifying Clinical Laboratory Improvement Act (“CLIA”) regulations and promoting patient access to laboratory tests; and

•	improving quality and performance measures.
The HHS plan also includes two HIPAA-related provisions for review that may be relevant to our operations.
In May 2012, CMS finalized two rules that were promulgated pursuant to EO 13563 and that are expected to save approximately $1 billion per year. These rules eliminate or revise provisions identified as unnecessary, obsolete or burdensome including, but not limited to, changes to:

•	encourage use of pre-printed and electronic standing orders, order sets and protocols;

•	remove requirements for a single Director of Outpatient Services; and

•	allow one governing body to oversee multiple hospitals in a health system.
Anti-Kickback Statute
A section of the Social Security Act known as the federal Anti-Kickback Statute prohibits providers and others from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent of generating referrals or orders for services or items covered by a federal healthcare program. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the Anti-Kickback Statute or the intent to violate the law is not required. Violation of this statute is a felony, including criminal penalties of imprisonment or criminal fines up to $25,000 for each violation, but it also includes civil money penalties of up to $50,000 per violation, damages up to three times the total amount of the improper payment to the referral source and exclusion from participation in Medicare, Medicaid or other federal healthcare programs. The Health Reform Law provides that submission of a claim for services or items generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim and may be subject to additional penalties under the federal False Claims Act ("FCA").
The HHS Office of Inspector General ("OIG") has published final safe harbor regulations that outline categories of activities that are deemed protected from prosecution under the Anti-Kickback Statute. Currently there are safe harbors for various activities, including the following: investment interests, space rental, equipment rental, practitioner recruitment, personal services and management contracts, sale of practice, referral services, warranties, discounts, employees, group purchasing organizations, waiver of beneficiary coinsurance and deductible amounts, managed care arrangements, obstetrical malpractice insurance subsidies, investments in group practices, ambulatory surgery centers and referral agreements for specialty services.
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
In a Special Advisory Bulletin issued in April 2003, the OIG focused on “questionable” contractual arrangements where a healthcare provider in one line of business (the “Owner”) expands into a related healthcare business by contracting with an existing provider of a related item or service (the “Manager/Supplier”) to provide the new item or service to the Owner’s existing patient population, including federal healthcare program patients (so called “suspect Contractual Joint Ventures”). The Manager/Supplier not only manages the new line of business, but may also supply it with inventory, employees, space, billing, and other services. In other words, the Owner contracts out substantially the entire operation of the related line of business to the Manager/Supplier - otherwise a potential competitor - receiving in return the profits of the business as remuneration for its referrals. The OIG recently published an Advisory Opinion, No. 12-06, that extended this suspect contractual joint venture analysis to arrangements between anesthesiologists and physician owners of ASCs.
In addition to issuing fraud alerts and Special Advisory Bulletins, the OIG from time to time issues compliance program guidance for certain types of healthcare providers. In January 2005, the OIG published a Supplemental Compliance Guidance for Hospitals, supplementing its 1998 guidance for the hospital industry. In the supplemental guidance, the OIG identified a number of risk areas under federal fraud and abuse statutes and regulations. These areas of risk include compensation arrangements with physicians, recruitment arrangements with physicians and joint venture relationships with physicians. In addition, the Health Reform Law includes provisions that revised the scienter requirements such that a person need not have actual knowledge of the Anti-Kickback Statute or intent to violate the Anti-Kickback Statute to be found guilty of a violation.
We have a variety of financial relationships with physicians who refer patients to our hospitals. As of June 30, 2012, physicians owned interests in our two freestanding surgery centers in California, our freestanding surgery center in Harlingen, Texas and seven of our diagnostic imaging centers in San Antonio, Texas. We may sell ownership interests in certain of our other facilities to physicians and other qualified investors in the future. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases and professional service agreements. We have provided financial incentives to recruit physicians to relocate to communities served by our hospitals, including income and collection guarantees and reimbursement of relocation costs, and will continue to provide recruitment packages in the future. Although we have established policies and procedures to ensure that our arrangements with physicians comply with current laws and applicable regulations, we cannot assure you that regulatory authorities that enforce these laws will not determine that some of these arrangements violate the Anti-Kickback Statute or other applicable laws. An adverse determination could subject us to liabilities under the Social Security Act, including criminal penalties, civil monetary penalties and exclusion from participation in Medicare, Medicaid or other federal healthcare programs, any of which could have a material adverse effect in our business, financial condition or results of operations.
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
The Stark Law
The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare and (to an extent) Medicaid patients to entities with which they or any of their immediate family members have a financial relationship for the provision of certain designated health services that are reimbursable by Medicare or Medicaid, including inpatient and outpatient hospital services. The law also prohibits the entity from billing the Medicare program for any items or services that stem from a prohibited referral. Sanctions for violating the Stark Law include denial of payment, refunding amounts received for services provided pursuant to prohibited referrals, civil money penalties up to $15,000 per item or service improperly billed and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a circumvention scheme. There are a number of exceptions to the self-referral prohibition for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, professional services agreements, non-cash gifts having an annual value of no more than $373 in CY 2012 and recruitment agreements. Unlike safe harbors under the Anti-Kickback Statute with which compliance is voluntary, an arrangement must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.
Although there is an exception for a physician’s ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician-owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. A March 31, 2011 decision by the U.S. District Court for the Eastern District Court of Texas upheld the constitutionality of this new law, but a notice of appeal was filed on May 27, 2011, for review of the decision by the Fifth Circuit Court of Appeals. On August 16, 2012, the Fifth Circuit Court of Appeals vacated and dismissed the case on the basis that the district court lacked subject matter jurisdiction. In addition, the House of Representatives approved a bill in December 2011 that would have relaxed physician hospital ownership restrictions imposed under the Health Reform Law to allow physician-owned hospitals that were under construction but did not have Medicare provider numbers as of December 31, 2010, to open and operate and qualify for grandfather protection; the bill also would have made it significantly easier for hospitals that were grandfathered under the Health Reform Law to expand capacity (presently, grandfathered hospitals are allowed to expand bed and/or capacity only if they meet very limited criteria). The Senate counterpart to that bill did not include a comparable provision, and the final legislation signed by the President in March 2012 also did not contain a similar provision. It is possible that Congress could revisit and advance additional changes to the hospital-physician ownership provisions in future legislation. Over the last decade, we have faced significant competition from hospitals that have physician ownership and it is uncertain how these changes may affect such competition.
CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. On July 31, 2008, CMS issued a final rule which effectively prohibits, as of a delayed effective date of October 1, 2009, many “under arrangements” ventures between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician. The rule also effectively prohibits unit-of-service-based or “per click” compensation and percentage-based compensation in office space and equipment leases between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician.
Because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule, CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. There can be no assurance that the arrangements entered into by us and our facilities with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.
Similar State Laws, etc.
Many of the states in which we operate also have adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal Anti-Kickback Statute or that otherwise prohibit fraud and abuse activities. Many states also have passed self-referral legislation, similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and they may apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of many of these state laws.
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
The Federal False Claims Act and Similar Laws
Another trend affecting the healthcare industry today is the increased use of the federal FCA, and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently, and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government makes a determination whether it will intervene.
The Health Reform Law significantly increased the rights of whistleblowers to bring FCA actions by materially narrowing the so-called “public disclosure” bar to their FCA actions. Until the Health Reform Law was enacted, a whistleblower was not entitled to pursue publicly disclosed claims unless he or she was a direct and independent source of the information on which his or her allegations of misconduct were based. Under new Health Reform Law provisions:

•	It will now be enough that the whistleblower has independent knowledge that materially adds to publicly disclosed allegations.

•
Furthermore, the Health Reform Law limits the type of activity that counts as a “public disclosure” to disclosures made in a federal setting; disclosure in state reports or state proceedings will no longer qualify.

•
Even if all requirements are met to bar a whistleblower’s suit, the Health Reform Law permits the U.S. Department of Justice ("DOJ") to oppose a defendant’s motion to dismiss on public disclosure bar grounds, at its discretion, so that the whistleblower can proceed with his or her complaint.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 to $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Typically, each fraudulent bill submitted by a provider is considered a separate false claim, and thus the penalties under the FCA may be substantial. Liability arises when an entity knowingly submits a false claim for reimbursement to the federal government or, since May 2009, when an entity knowingly or improperly retains an overpayment that it has an obligation to refund. The FCA defines the term “knowingly” broadly. Thus, simple negligence will not give rise to liability under the FCA, but submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers.
Under the Health Reform Law, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. In February 2012, CMS proposed regulations that would find that a provider has “identified” an overpayment if the provider has “actual knowledge of the existence of the overpayment” or “acts in reckless disregard or deliberate ignorance of the overpayment.” CMS also proposed suspending the 60-day period for returning an overpayment for overpayments that are the subject of a Medicare Self-Referral Disclosure Protocol already received by CMS or OIG Self-Disclosure Protocol already received by the OIG. Under the proposed rules, a provider would have an obligation to report and return an overpayment if that overpayment is discovered within 10 years of the date the overpayment was received. Further, the Health Reform Law expands the scope of the FCA to cover payments in connection with the new Exchanges to be created by the Health Reform Law, if those payments include any federal funds.
In some cases, whistleblowers or the federal government have taken the position that providers who allegedly have violated other statutes and have submitted claims to a governmental payer during the time period they allegedly violated these other statutes, have thereby submitted false claims under the FCA. Such other statutes include the Anti-Kickback Statute and the Stark Law. Courts have held that violations of these statutes can properly form the basis of a FCA case. The Health Reform Law clarifies this issue with respect to the Anti-Kickback Statute by providing that a claim including services or items resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the FCA. In addition, in the February 2012 proposed regulations, CMS suggested that there may be situations where a provider is unaware of a kickback arrangement between third parties that causes the provider to submit claims that are the subject of the kickback. For example, a hospital submitting a claim for a medical device may not be aware that a medical device manufacturer paid kickbacks to a referring physician. CMS has proposed that a provider who is not a party to a kickback arrangement may still have a duty to report a kickback scheme if it has sufficient knowledge of the arrangement to identify an overpayment. Under this proposed rule, such a failure to report could create potential false claims liability.
A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.
Provisions in the Deficit Reduction Act of 2005 (the “DRA”) that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against healthcare providers. We have complied with the written policy requirements.

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
The Health Insurance Portability and Accountability Act of 1996
The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. HHS has issued regulations implementing the HIPAA Administrative Simplification Provisions and compliance with these regulations is mandatory for our facilities. In January 2009, CMS published a final rule regarding updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets and related changes to the formats used for certain electronic transactions. While use of the ICD-10 code sets is not mandatory until October 1, 2013 (and has been proposed by HHS to be delayed until October 1, 2014), we will be modifying our payment systems and processes to prepare for the implementation. The ICD-10 code sets will require significant administrative changes, but we believe that the cost of compliance with these regulations has not had, and is not expected to have, a material adverse effect on our cash flows, financial position or results of operations. The Health Reform Law requires HHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.
The privacy and security regulations promulgated pursuant to HIPAA extensively regulate the use and disclosure of individually identifiable health information and require covered entities, including our hospitals and health plans, to implement administrative, physical and technical safeguards to protect the security of such information. The Health Information Technology for Economic and Clinical Health Act (the "HITECH Act")—one part of the American Recovery and Reinvestment Act of 2009 ("ARRA")—broadened the scope of the HIPAA privacy and security regulations. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA and on July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards and enforcement actions. In addition, on May 27, 2011, HHS issued a proposed amendment to the existing accounting for disclosures standard of the HIPAA privacy regulations. The proposed amendment would implement a HITECH Act provision that requires covered entities to account for disclosures of electronic protected health information ("EPHI") for treatment, payment and healthcare operations purposes if the disclosure is made through an electronic health record. The proposed amendment goes beyond the HITECH Act provision and would require covered entities, including our hospitals and health plans, to provide a report identifying each instance that a natural person or organization accessed EPHI in any of our electronic treatment and billing record systems during the three-year period ending on the date the report is requested. The report must track access even if the access did not involve a disclosure outside of the covered entity. If HHS adopts the proposed amendments, beginning January 1, 2013, we would be required to report access within our electronic record systems acquired after January 1, 2009. Beginning January 1, 2014, the proposed amendment requires us to report access within our electronic record systems acquired on or before January 1, 2009. Modifying our electronic record systems to prepare such access reports would require a significant commitment, action and cost by us.
Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and the HITECH Act has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. For violations occurring on or after February 18, 2009, entities are subject to tiered ranges for civil money penalty amounts based upon the increasing levels of culpability associated with violations. Under the October 30, 2009 Interim Final Rule, the range of minimum penalty amounts for each offense increases from up to $100 to $100 to $50,000 (for violations due to willful neglect and not corrected during the 30-day period beginning on the first date the entity knew or, by exercising reasonable diligence, would have known that the violation occurred). Similarly, the penalty amount available in a CY for identical violations is substantially increased from $25,000 to $1,500,000. In one recent enforcement action, HHS imposed a $4,300,000 civil monetary penalty against a covered entity for violations of the privacy rule related to patient access to health records. In another action, the covered entity that was the subject of an investigation by HHS paid a settlement of $1,500,000 and agreed to be bound by a resolution agreement and corrective action plan. In addition, the ARRA authorizes state attorney generals to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Additionally, ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires HHS to impose penalties for violations resulting from willful neglect. Further, under ARRA, HHS is now required to conduct periodic compliance audits of covered entities and their business associates. HHS is implementing the compliance audit program this year.
The HITECH Act and the HHS rules described above provide a framework for security breach notification requirements to individuals affected by a breach and, in some cases, to HHS or to prominent media outlets. Specifically, the statute and rules require covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days of discovery of the breach by a covered entity or its agents. Notification must also be made to HHS and, in certain situations involving large breaches, to the media. HHS is required to publish on its website a list of all covered entities that report a breach involving more than 500 individuals. This reporting obligation applies broadly to breaches involving unsecured protected health information and became effective September 23, 2009. In addition, the HITECH Act extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations beginning February 17, 2010. Further, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to the Office of Mangement and Budget ("OMB") but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect, but the withdrawal suggests that when HHS issues the Final Rule, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information may be more onerous than those contained in the Interim Final Rule.
In addition, we remain subject to any state laws that relate to privacy or the reporting of security breaches that are more restrictive than the regulations issued under HIPAA and the requirements of the ARRA. For example, various state laws and regulations may require us to notify affected individuals in the event of a data breach involving certain individually identifiable health or financial information. In addition, the Federal Trade Commission ("FTC") issued regulations that initially required health providers and health plans to implement by December 31, 2010 written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. However, on December 18, 2010, President Obama signed the Red Flag Program Clarification Act of 2010 (“Clarification Act”) that clarified the categories of individuals and entities that are “creditors” subject to the FTC’s Red Flags Rule. Pursuant to the Clarification Act, creditors subject to the Red Flags Rule include entities or individuals that regularly and in the ordinary course of business: (1) obtain or use consumer reports, directly or indirectly, in connection with a credit transaction; (2) furnish information to consumer reporting agencies in connection with a credit transaction; or (3) advance funds to or on behalf of a person based on an obligation of the person to repay the funds. We are in the process of complying with these Red Flags Rules as they now apply to our hospitals and health plans.
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
Conversion Legislation
Many states have enacted laws affecting the conversion or sale of non-profit hospitals. These laws generally include provisions relating to attorney general approval, advance notification and community involvement. In addition, attorneys general in states without specific conversion legislation may exercise authority over these transactions based upon existing laws. In many states, there has been an increased interest in the oversight of non-profit conversions. The adoption of conversion legislation and the increased review of non-profit hospital conversions may increase the cost and difficulty or prevent the completion of transactions with, or acquisitions of, non-profit organizations in various states.
The Emergency Medical Treatment and Active Labor Act
EMTALA was adopted by the U.S. Congress in response to reports of a widespread hospital emergency room practice of “patient dumping.” The law imposes requirements upon physicians, hospitals and other facilities that provide emergency medical services. Such requirements pertain to what care must be provided to anyone who comes to such facilities seeking care before they may be transferred to another facility or otherwise denied care. The government broadly interprets the law to cover situations in which patients do not actually present to a hospital’s emergency department, but present to a hospital-based clinic that treats emergency medical conditions on an urgent basis or are transported in a hospital-owned ambulance, subject to certain exceptions. EMTALA does not generally apply to patients admitted for inpatient services. Sanctions for violations of this statute include termination of a hospital’s Medicare provider agreement, exclusion of a physician from participation in Medicare and Medicaid programs and civil monetary penalties. In addition, the law creates private civil remedies that enable an individual who suffers personal harm as a direct result of a violation of the law, and a medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law, to sue the offending hospital for damages and equitable relief. Although we believe that our practices are in substantial compliance with the law, we cannot assure you that governmental officials responsible for enforcing the law will not assert from time to time that our facilities are in violation of this statute.
Federal Sunshine Law
The Federal Sunshine Law requires annual public reporting by certain drug and device manufacturers of payments made by them to physicians and teaching hospitals and of physician ownership interests in such manufacturers. The law also requires group purchasing organizations ("GPOs") to make annual public reports of physician ownership interests in such organizations.
In December 2011, CMS released proposed rules implementing the Sunshine Law. The proposed rule provides guidance about which manufacturers and GPOs must report, the scope of information that must be reported and how the manufacturers must track and report the information. In addition, the proposed rule provides guidance about the information CMS will disclose on its public website related to data disclosed under the Sunshine Law.
The Federal Sunshine Law requires reporting on March 31, 2013 of payments/transfers and ownership/investment interests for CY 2012, and on the 90th calendar day of each subsequent year. However, CMS has requested comments as to whether this reporting date is feasible given the expected release of the final rule during 2012.
Antitrust Laws
The federal government and most states have enacted antitrust laws that prohibit certain types of anti-competitive conduct. These laws prohibit certain types of price fixing, agreements to fix wages, concerted refusal to deal, price discrimination and tying arrangements, as well as monopolization and acquisitions of competitors that have, or may have, a substantial adverse effect on competition. Violations of federal or state antitrust laws can result in various sanctions, including criminal and civil penalties. Antitrust enforcement in the healthcare industry is currently a priority of the Federal Trade Commission. We believe we are in compliance with such federal and state laws, but there can be no assurance that a review of our practices by courts or regulatory authorities will not result in a determination that could adversely affect our operations.
Healthcare Reform
The Health Reform Law will change how healthcare services are covered, delivered and reimbursed through expanded coverage of uninsured individuals, changes to Medicare and Medicaid program reimbursement, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the Health Reform Law contains provisions intended to strengthen fraud and abuse enforcement.
On June 28, 2012, the U.S. Supreme Court issued a decision in a major challenge to the Health Reform Law brought by a majority of states and private individuals and groups representing stakeholders, such as small business advocates. The Court concluded that provisions requiring individuals to possess health insurance or pay a penalty (or tax) was constitutional and therefore valid. However, the Supreme Court invalidated a provision empowering the HHS Secretary to withhold all federal Medicaid funds from states that chose not to expand Medicaid as prescribed under the law.
Congress is considering a number of changes that could alter the scope or implementation of the Health Reform Law. In 2012, the U.S. House of Representatives approved legislation that would repeal the entire law; and Congress has enacted several changes to the Health Reform Law, including several changes that have repealed portions of the original measure.
States are moving at different rates to implement portions of the Health Reform Law left to their discretion, including Exchanges that will be necessary to enroll millions of uninsured Americans in insurance plans. Some states have made no discernible progress toward establishing Exchanges, which makes uncertain when and how residents of those states will become insured pursuant to the expectations of the Health Reform Law.

Expanded Coverage
Following the Supreme Court decision regarding Medicaid expansion, the CBO estimates that Health Reform Law will expand health insurance coverage to approximately 30 million additional individuals by 2022. Any anticipated increased coverage will likely occur through a combination of public program expansion and private sector health insurance and other reforms.
Medicaid Expansion. States are currently required to provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state.
The Health Reform Law materially changes Medicaid eligibility requirements and expands the categories of individuals eligible for Medicaid coverage. Commencing January 1, 2014, all state Medicaid programs will have the option to provide, and the federal government will subsidize, Medicaid coverage to virtually all adults under 65 years old with incomes at or under 133% of the Federal Poverty Level (“FPL”). Further, the Health Reform Law requires states to apply a “5% income disregard” to the Medicaid eligibility standard, so that Medicaid eligibility will effectively be extended to those with incomes up to 138% of the FPL. Following the Supreme Court decision, the CBO estimates that Medicaid and CHIP coverage will expand by approximately 10 to 11 million people by 2022. A disproportionately large percentage of the new Medicaid coverage may be in states that currently have relatively low income eligibility requirements. The CBO estimates that one-sixth of the population that would be newly eligible to receive Medicaid coverage under the provisions of the Health Reform Law will live in states that opt out of Medicaid expansion, and an additional one-half of the newly eligible population will live in states that partially expand Medicaid eligibility.
As Medicaid is a joint federal and state program, the federal government provides states with “matching funds” in a defined percentage, known as the federal medical assistance percentage (“FMAP”). Beginning in 2014, states that opt to expand their Medicaid programs will receive an enhanced FMAP for the individuals enrolled in Medicaid pursuant to the Health Reform Law. The FMAP percentage is as follows: 100% for calendar years 2014 through 2016; 95% for 2017; 94% in 2018; 93% in 2019; and 90% in 2020 and thereafter.
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
Historically, states often have attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Effective March 23, 2010, the Health Reform Law requires states to at least maintain Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. States with budget deficits may, however, seek exemptions from this requirement, but only to address eligibility standards that apply to adults making more than 133% of the FPL. Some states are challenging whether these maintenance of effort requirements are still mandatory after the Supreme Court ruling.
Private Sector Expansion. The expansion of health coverage through the private sector as a result of the Health Reform Law will occur through new requirements on health insurers, employers and individuals. Effective September 23, 2010, health insurers were prohibited from denying coverage to children based on a pre-existing condition and must allow dependent care coverage for children up to 26 years old. Effective January 1, 2011, each health plan was required to keep its annual non-medical costs lower than 15% of premium revenue in the large group market and lower than 20% in the small group and individual markets, or rebate its enrollees the amount spent in excess of the percentage. Commencing January 14, 2014, health insurance companies will be prohibited from imposing annual coverage limits, dropping coverage, excluding persons based upon pre-existing conditions or denying coverage for any individual who is willing to pay premiums for such coverage. On May 19, 2011, CMS and HHS issued a final rule regarding review of health plan rate increases. Under the rule, individual and some small group plans will be subject to state or federal review if they intend to increase premiums by more than 10%. Beginning in September 2012, the 10% threshold will be replaced with a state specific threshold based on the cost of health insurance in each state. Despite these required restrictions on how health plans operate, CMS has indicated a willingness to grant waivers of the provisions in certain circumstances. For example, 17 states, plus Guam, have requested waivers of the medical loss ratio requirements, and, as of August 8, 2012, CMS had granted eight of these requests. As of August 8, 2012, CMS had granted 1,231 waivers to health plans of the annual coverage limits, most through 2013. CMS stopped accepting applications for new annual coverage limit waivers on September 22, 2011.

Larger employers will be subject to new requirements and incentives to provide health insurance benefits to their full time employees. Effective January 1, 2014, employers with 50 or more employees that do not offer health insurance will be subject to a penalty if an employee obtains coverage through an Exchange if the coverage is subsidized by the government. The employer penalties will range from $2,000 to $3,000 per employee, subject to certain thresholds and conditions.
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
To facilitate the purchase of health insurance by individuals and small employers, each state must establish an Exchange by January 1, 2014 that will function as a marketplace for health insurance purchasers. Based on CBO estimates, following the Supreme Court decision, 23 to 25 million individuals will obtain their health insurance coverage through an Exchange by 2022. The Health Reform Law requires that the Exchanges be designed to make the process of evaluating, comparing and acquiring coverage simple for consumers. For example, each Exchange must maintain a website that includes standardized information about and ratings of qualified health plans, information on premium tax credits or cost-sharing reductions for individuals, and information about the small business tax credit for small employers. The Exchange must also operate a toll-free telephone line to provide consumer assistance. Health insurers participating in the Exchange must offer a set of minimum "essential" benefits as defined by HHS, but may offer more comprehensive benefits. Health insurers must offer at least two, and up to five, levels of plans that vary by the percentage of medical expenses that must be paid by the enrollee. These levels are referred to as platinum, gold, silver, bronze and catastrophic plans (catastrophic coverage is available to those up to age 30), with gold and silver being the two mandatory levels of plans. Each plan must require the enrollee to share the following out-of-pocket deductible/co-payment limits as a percentage of medical expenses: platinum, 10%; gold, 20%; silver, 30%; bronze, 40%; and catastrophic coverage for those up to age 30, 100%. The Health Reform Law establishes tiered out-of-pocket limits for individuals up to 400% of FPL, requiring health insurers participating in an Exchange to cover 100% of the amount of medical expenses in excess of the applicable out-of-pocket maximum for enrolled individuals or families.
Public Program Spending
The Health Reform Law provides for Medicare, Medicaid and other federal healthcare program spending reductions between 2010 and 2019. The CBO estimates that these will include $156 billion in Medicare fee-for-service market basket and productivity reimbursement reductions for all providers, the majority of which will come from hospitals; CMS sets this estimate at $233 billion. The CBO estimates also include an additional $36 billion in reductions of Medicare and Medicaid DSH funding ($22 billion for Medicare and $14 billion for Medicaid). CMS estimates include an additional $64 billion in reductions of Medicare and Medicaid DSH funding, with $50 billion of the reductions coming from Medicare.
Program Integrity and Fraud and Abuse
The Health Reform Law makes several significant changes to healthcare fraud and abuse laws, provides additional enforcement tools to the government, increases cooperation between governmental agencies by establishing mechanisms for the sharing of information and enhances criminal and administrative penalties for non-compliance. For example, the Health Reform Law: (1) provides $350 million in increased federal funding over the next 10 years to fight healthcare fraud, waste and abuse; (2) expands the scope of the RAC program to include MA plans and Medicaid; (3) authorizes HHS, in consultation with the OIG, to suspend Medicare and Medicaid payments to a provider of services or a supplier “pending an investigation of a credible allegation of fraud;” (4) provides Medicare contractors with additional flexibility to conduct random prepayment reviews; and (5) tightens up the requirements for returning overpayments made by governmental health programs and expands FCA liability to include failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later.
Impact of Health Reform Laws on Us
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

It is difficult to predict the size of the potential revenue implications for us because of uncertainty surrounding a number of material factors, including the following:

•	how many states will implement the Medicaid expansion provisions and under what terms;

•	how many currently uninsured individuals will obtain coverage (either private health insurance or Medicaid) as a result of the Health Reform Law;

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

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

•	the possibility that the Health Reform Law or components of it will be delayed, revised, or eliminated as a result of other court challenges or actions by Congress.
On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 63% of our net patient revenues during our fiscal year ended June 30, 2012 were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending, because of uncertainty regarding a number of material factors, including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether future reductions required by the Health Reform Law will be changed by statute prior to becoming effective;

•	the size of the Health Reform Law’s annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law’s quality initiatives;

•	how successful ACOs, in which we participate, will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•
whether our revenues from UPL programs, or other Medicaid supplemental programs developed through a federally approved waiver program, will be adversely affected, because there may be reductions in available state and local government funding for the programs, or because there may be fewer indigent, non-Medicaid patients for whom we provide services pursuant to UPL programs in which we participate; and

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

Recent Massachusetts Legislation

On August 6, 2012, the Governor of Massachusetts signed comprehensive healthcare payment reform legislation, "An Act Improving The Quality Of Health Care And Reducing Costs Through Increased Transparency, Efficiency And Innovation." This legislation is estimated to reduce healthcare costs in Massachusetts by as much as $200 billion over the next 15 years through many provider-specific and systemic changes. Among these changes are provisions requiring adoption of new payment methodologies by state-funded healthcare programs, public reporting of healthcare provider cost and quality measures, monitoring of price variation among healthcare providers and enforcement of healthcare cost growth benchmarks. We are unable to predict the effect of this legislation on our revenue and operations.
Healthcare Industry Investigations
Significant media and public attention has focused in recent years on the hospital industry. In recent years, increased attention has been paid to hospitals with high Medicare outlier payments and to recruitment arrangements with physicians. Further, there are numerous ongoing federal and state investigations regarding multiple issues. These investigations have targeted hospital companies as well as their executives and managers. Like other hospital companies, we have substantial Medicare, Medicaid and other governmental billings and we engage in various arrangements with physicians, which could result in scrutiny of our operations. We continue to monitor these and all other aspects of our business and have developed a compliance program to assist us in gaining comfort that our business practices are consistent with both legal principles and current industry standards. However, because the laws in this area are complex and constantly evolving, we cannot assure you that government investigations will not result in interpretations that are inconsistent with industry practices, including ours. Government investigations may be based on novel legal theories that challenge common industry practices not previously thought to be noncompliant, theories for which there was previously limited official guidance or theories that are inconsistent with prior guidance from other government agencies. In some instances, government investigations that have in the past been conducted under the civil provisions of federal law may now be conducted as criminal investigations.
Many current healthcare investigations are national initiatives in which federal agencies target an entire segment of the healthcare industry. The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste and abuse, including $95 million for FFY 2011, $55 million in FFY 2012 and additional increased funding through 2016. In addition, governmental agencies and their agents, such as the MACs, fiscal intermediaries and carriers, may conduct audits of our healthcare operations. Also, we are aware that prior to our acquisition of them, several of our hospitals were contacted in relation to certain government investigations relating to their operations. Although we take the position that, under the terms of the acquisition agreements, with the exception of the DMC acquisition, the prior owners of these hospitals retained any liability resulting from these government investigations, we cannot assure you that the prior owners’ resolution of these matters or failure to resolve these matters, in the event that any resolution was deemed necessary, will not have a material adverse effect on our operations. Further, under the federal FCA, private parties have the right to bring “qui tam” whistleblower lawsuits against companies that submit false claims for payments to the government. Some states have adopted similar state whistleblower and false claims provisions.
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
Similar to the investigation by the DOJ of claims for payment for the implantation of implantable cardioverter defibrillators (as described in Item 3 - Legal Proceedings), it is possible that governmental entities may conduct future investigations at facilities operated by us and that such investigations could result in significant penalties to us, as well as adverse publicity. It is also possible that our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation, could be included in governmental investigations or named as defendants in private litigation. The positions taken by authorities in any future investigations of us, our executives or managers or other healthcare providers and the liabilities or penalties that may be imposed could have a material adverse effect on our business, financial condition and results of operations.
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

Seasonality

We typically experience higher patient volumes and net revenues in the second and third fiscal quarters of each fiscal year because, generally, more people become ill during the winter months, which in turn increases the number of patients that we treat during those months.
Available Information
We file certain reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Our website address is www.vanguardhealth.com. We make available free of charge, through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this Annual Report on Form 10-K, and is therefore not incorporated by reference unless such information is specifically referenced elsewhere in this Annual Report on Form 10-K.

Item 1A.    Risk Factors.

You should carefully consider the following risks as well as the other information included in this Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. However, the selected risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or those we currently view to be immaterial may also materially and adversely affect our business, financial condition or results of operations. While we attempt to mitigate known risks to the extent we believe to be practicable and reasonable, we can provide no assurance, and we make no representation, that our mitigation efforts will be successful.
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

•
our hospitals face a growth in uncompensated care as the result of the inability of uninsured patients to pay for healthcare services and difficulties in collecting the patient portions of insured accounts. Higher unemployment, Medicaid benefit reductions and employer efforts to reduce employee healthcare costs may increase our exposure to uncollectible accounts for uninsured patients or those patients with higher co-pay and deductible limits; and

•
under extreme market conditions, there can be no assurance that funds necessary to run our business will be available to us on favorable terms or at all. Most of our cash and borrowing capacity under the 2010 Credit Facilities (as defined below) will be held with a limited number of financial institutions, which could increase our liquidity risk if one or more of those institutions become financially strained or are no longer able to operate.

We are unable to predict if the condition of the U.S. economy, the local economies in the communities we serve or global credit conditions will improve in the near future or when such improvements may occur.
We are unable to predict the impact of the Health Reform Law, which represents significant change to the healthcare industry.
The Health Reform Law will change how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals, changes to Medicare and Medicaid program reimbursement, and the establishment of programs where reimbursement is tied to quality and integration. In addition, the Health Reform Law contains provisions intended to strengthen fraud and abuse enforcement.
On June 28, 2012, the U.S. Supreme Court issued a decision in a major challenge to the Health Reform Law brought by a majority of states and private individuals and groups representing stakeholders, such as small business advocates. The Court concluded that provisions requiring individuals to possess health insurance or pay a penalty (or tax) was constitutional and therefore valid. However the Supreme Court invalidated a provision empowering the HHS Secretary to withhold all federal Medicaid funds from states that choose not to expand Medicaid as prescribed under the law.
Congress is considering a number of changes that could alter the scope or implementation of the Health Reform Law. In 2012, the U.S. House of Representatives approved legislation that would repeal the entire law, but the Senate rejected the legislation. Nonetheless, Congress has enacted several changes to the Health Reform Law, including several changes that have repealed portions of the original measure. States are moving at different rates to implement portions of the Health Reform Law left to their discretion, including Exchanges that will be necessary to enroll millions of uninsured Americans in insurance plans. Some states have made no discernible progress toward establishing Exchanges, which makes uncertain when and how residents of those states will become insured pursuant to the expectations of the Health Reform Law.
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
However, it is difficult to predict the size of the potential revenue implications for us because of uncertainty surrounding a number of material factors, including the following:

•	how many states will implement the Medicaid expansion provisions and under what terms;

•	how many currently uninsured individuals will obtain coverage (either private health insurance or Medicaid) as a result of the Health Reform Law;

•	what percentage of the newly insured patients will be covered under the Medicaid program and what percentage will be covered by private health insurers;

•	the extent to which states will enroll new Medicaid participants in managed care programs;

•	the pace at which insurance coverage expands, including the pace of different types of coverage expansion;

•	the change, if any, in the volume of inpatient and outpatient hospital services that are sought by and provided to previously uninsured individuals;

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

•	the possibility that the Health Reform Law or components of it will be delayed, revised or eliminated as a result of other court challenges or actions by Congress.

On the other hand, the Health Reform Law provides for significant reductions in the growth of Medicare spending, reductions in Medicare and Medicaid DSH payments and the establishment of programs where reimbursement is tied to quality and integration. Since approximately 60-65% of our net patient revenues during each of our fiscal years ended 2010, 2011 and 2012 were from Medicare and Medicaid (including Medicare and Medicaid managed plans), reductions to these programs may significantly impact us and could offset any positive effects of the Health Reform Law. It is difficult to predict the size of the revenue reductions to Medicare and Medicaid spending because of uncertainty regarding a number of material factors including the following:

•	the amount of overall revenues we will generate from Medicare and Medicaid business when the reductions are implemented;

•	whether future reductions required by the Health Reform Law will be changed by statute or judicial decision prior to becoming effective;

•	the size of the Health Reform Law's annual productivity adjustment to the market basket;

•	the amount of the Medicare DSH reductions that will be made, commencing in FFY 2014;

•	the allocation to our hospitals of the Medicaid DSH reductions, commencing in FFY 2014;

•	what the losses in revenues will be, if any, from the Health Reform Law's quality initiatives;

•	how successful ACOs in which we participate will be at coordinating care and reducing costs or whether they will decrease reimbursement;

•	the scope and nature of potential changes to Medicare reimbursement methods, such as an emphasis on bundling payments or coordination of care programs;

•
whether our revenues from UPL programs, or other Medicaid supplemental programs developed through a federally approved waiver program, will be adversely affected, because there may be reductions in available state and local government funding for the programs, or because there may be fewer indigent, non-Medicaid patients for whom we provide services pursuant to UPL programs in which we participate; and

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
Our ability to negotiate favorable contracts with health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans significantly affects the revenues and operating results of our hospitals. Revenues derived from health maintenance organizations, insurers offering preferred provider arrangements and other managed care plans, including managed Medicare and managed Medicaid plans, accounted for a significant portion of our net patient revenues for each of the years ended June 30, 2010, 2011 and 2012. Managed care organizations offering prepaid and discounted medical services packages represent a significant portion of our admissions. In addition, private payers are increasingly attempting to control healthcare costs through direct contracting with hospitals to provide services on a discounted basis, increased utilization reviews and greater enrollment in managed care programs such as health maintenance organizations and preferred provider organizations. The trend towards consolidation among private managed care payers tends to increase their bargaining power over prices and fee structures. As various provisions of the Health Reform Law are implemented, including the establishment of the Exchanges, non-government payers increasingly may demand reduced fees. In most cases, we negotiate our managed care contracts annually as they come up for renewal at various times during the year. Our future success will depend, in part, on our ability to renew existing managed care contracts and enter into new managed care contracts on terms favorable to us. Other healthcare companies, including some with greater financial resources, greater geographic coverage or a wider range of services, may compete with us for these opportunities. For example, some of our competitors may negotiate exclusivity provisions with managed care plans or otherwise restrict the ability of managed care companies to contract with us. It is not clear what impact, if any, the increased obligations on managed care payers and other payers imposed by the Health Reform Law will have on our ability to negotiate reimbursement increases. If we are unable to contain costs through increased operational efficiencies or to obtain higher reimbursements and payments from managed care payers, our results of operations and cash flows will be materially adversely affected.
Our revenues may decline if federal or state programs reduce our Medicare or Medicaid payments.
Approximately 60-65% of our net patient revenues for each of the years ended June 30, 2010, 2011 and 2012 came from the Medicare and Medicaid programs, including Medicare and Medicaid managed plans. In recent years federal and state governments have made significant changes to the Medicare and Medicaid programs. Some of those changes adversely affect the reimbursement we receive for certain services. In addition, due to budget deficits in many states, significant decreases in state funding for Medicaid programs have occurred or are being proposed. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations.
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
On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law increased the nation's borrowing authority while taking steps to reduce federal spending and the deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over 10 years, beginning in FFY 2012. Under a second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the board spending reductions must be implemented over ten years beginning in February 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and CHIP programs) are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. If sequestration goes into effect and these reductions are implemented, Medicare payments to hospitals and for other services could be reduced. Congress may take additional action in 2012 or 2013 to further reduce federal spending and the deficit to avoid sequestration being triggered. If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could be substantially reduced. Congress may consider legislation that would seek to further reduce the federal deficit, which could also further substantially reduce Medicare and Medicaid spending, including payments to providers.
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
On March 15, 2011, the Governor of Arizona announced the state's plan to reform Medicaid by making changes to eligibility, freezing enrollment, and modifying reimbursement rates, among other proposals. Many of the proposed changes required federal approval. In April 2011, the Governor signed Arizona's fiscal year 2012 budget legislation, which included a 5% reduction to provider reimbursement, effective October 1, 2011, and a reduction in Medicaid beneficiaries through enrollment caps, attrition and more stringent eligibility requirements. Following the passage of the legislation, on October 21, 2011, CMS approved certain modifications to Arizona's Section 1115 waiver consistent with the legislative plans. The Arizona Hospital and Healthcare Association ("AHH") challenged the reimbursement cut, but the U.S. District Court for the District of Arizona declined to issue a preliminary injunction preventing the rate decrease and AHH voluntarily dismissed its claims on April 2, 2012.
For a five year period, the waiver allows Arizona to freeze Medicaid enrollment for the Childless Adult Program and provides flexibility for the state to fund the Childless Adult Program based on availability of resources. However, CMS did not approve Arizona's waiver proposal to freeze enrollment of parents with incomes between 75-100% of the FPL. In April 2012, CMS approved a modification to Arizona's waiver to implement AHCCCS's Safety Net Care Pool ("SNCP"), which provides additional funding to certain safety net hospitals and temporarily expands Medicaid eligibility for low income children. In April 2012, CMS also approved Arizona's State Plan Amendment, which imposes a 25-day limit per year on inpatient hospital services for adults 21 and older, retroactive to October 1, 2011. Additionally, AHCCCS has proposed a gain sharing plan, the details of which have not been finalized, which would be implemented through an annual reconciliation process with the managed Medicaid health plans. On July 30, 2012, CMS approved an update to Arizona's waiver that revised Arizona's Medicaid DSH payment methodology.
Similar to the Arizona reimbursement cuts, in July 2011, the Texas Health and Human Services Commission ("HHSC")issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate along with an 8% reduction in Medicaid hospital outpatient reimbursement. The MS-DRG relative weights were also rebased concurrent with the SDA rate change. In June 2012, HHSC submitted a proposed regulation to transition from the use of MS-DRGs to the All Patient Refined Diagnosis Related Groups (APR-DRG). After holding a public hearing on July 23, 2012 and receiving written comments on the proposed regulations, HHSC has indicated that it intends to issue a revised final regulation, which will be effective September 1, 2012. The SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services but does not include add-on adjustments for higher acuity services such as neonatal and other women's services. The June 2012 proposed rule would remove the cost of living index calculation for the statewide base SDA.
Our Texas hospitals also participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. CMS approved a Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program. HHSC issued a final rule, effective July 1, 2012, which implements the provider eligibility requirements and payment methodologies approved by CMS under the waiver. We cannot predict whether the Texas private supplemental Medicaid reimbursement programs will continue or guarantee that revenues recognized from the programs will not decrease. Additional Medicaid spending reductions may be implemented in the future in the states in which we operate.
The Health Reform Law expands Medicaid coverage to all individuals under age 65 with incomes up to 133% of the FPL by 2014, with such limit effectively increasing to 138% with the "5% income disregard" provision. In addition, states are to maintain, at a minimum, Medicaid eligibility standards established prior to the enactment of the law for adults until January 1, 2014 and for children until October 1, 2019. However, states with budget deficits may seek exemptions from this requirement to address eligibility standards that apply to adults making more than 133% of the FPL. As a result, of the Supreme Court's June 28, 2012 decision on the Health Reform Law, HHS is no longer permitted to withdraw Medicaid funds from states that fail to comply with the Health Reform Law Medicaid expansion provisions. The CBO estimates that one-sixth of the population that would be newly eligible to receive Medicaid coverage under the provisions of the Health Reform Law will live in states that opt out of Medicaid expansion, and an additional one-half of the newly eligible population will live in states that partially expand Medicaid eligibility. Failure of a state to adopt the Medicaid expansion could adversely impact our revenues. In addition, the Health Reform Law will result in increased state legislative and regulatory changes in order for states to comply with new federal mandates, such as the requirement to establish Exchanges, and to participate in grants and other incentive opportunities. Future legislation or other changes in the administration or interpretation of government health programs could have a material adverse effect on our financial position and results of operations.
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
Current or future healthcare reform efforts, changes in laws or regulations regarding government healthcare programs, other changes in the administration of government healthcare programs and changes to commercial third-party payers in response to healthcare reform and other changes to government healthcare programs could have a material adverse effect on our financial position and results of operations.
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
In many instances, the industry does not have the benefit of significant regulatory or judicial interpretations of these laws and regulations. This is particularly true in the case of the Medicare and Medicaid statute codified under Section 1128B(b) of the Social Security Act and known as the “Anti-Kickback Statute.” This statute prohibits providers and other persons or entities from soliciting, receiving, offering or paying, directly or indirectly, any remuneration with the intent to generate referrals of orders for services or items reimbursable under Medicare, Medicaid and other federal healthcare programs. Courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Furthermore, the Health Reform Law provides that knowledge of the law or the intent to violate the law is not required. As authorized by the U.S. Congress, HHS has issued regulations that describe certain conduct and business relationships immune from prosecution under the Anti-Kickback Statute. The fact that a given business arrangement does not fall within one of these “safe harbor” provisions does not render the arrangement illegal, but business arrangements of healthcare service providers that fail to satisfy the applicable safe harbor criteria risk increased scrutiny by enforcement authorities.
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
Although there is an exception for a physician's ownership interest in an entire hospital, the Health Reform Law prohibits newly created physician owned hospitals from billing for Medicare patients referred by their physician owners. As a result, the new law effectively prevents the formation of physician-owned hospitals after December 31, 2010. While the new law grandfathers existing physician-owned hospitals, it does not allow these hospitals to increase the percentage of physician ownership and significantly restricts their ability to expand services. A March 31, 2011 decision by the U.S. District Court for the Eastern District Court of Texas upheld the constitutionality of this new law, but a notice of appeal was filed on May 27, 2011, for review of the decision by the Fifth Circuit Court of Appeals. On August 16, 2012, the Fifth Circuit Court of Appeals vacated and dismissed the case on the basis that the district court lacked subject matter jurisdiction. In addition, the House of Representatives approved a bill in December 2011 that would have relaxed physician hospital ownership restrictions imposed under the Health Reform Law to allow physician-owned hospitals that were under construction but did not have Medicare provider numbers as of December 31, 2010, to open and operate and qualify for grandfather protection; the bill also would have made it significantly easier for hospitals that were grandfathered under the Health Reform Law to expand capacity (presently, grandfathered hospitals are allowed to expand bed and/or capacity only if they meet very limited criteria). The Senate counterpart to that bill did not include a comparable provision, and the final legislation signed by the President in March 2012 also did not contain a similar provision. It is possible that Congress could revisit and advance additional changes to the hospital-physician ownership provisions in future legislation. Over the last decade, we have faced significant competition from hospitals that have physician ownership and it is uncertain how these changes may affect such competition.
CMS has issued three phases of final regulations implementing the Stark Law. Phases I and II became effective in January 2002 and July 2004, respectively, and Phase III became effective in December 2007. While these regulations help clarify the requirements of the exceptions to the Stark Law, it is unclear how the government will interpret many of these exceptions for enforcement purposes. On July 31, 2008, CMS issued a final rule which, effectively prohibits, as of a delayed effective date of October 1, 2009, both “under arrangements” ventures between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician. The rule also effectively prohibits unit-of-service-based “per click” compensation and percentage-based compensation in office space and equipment leases between a hospital and any referring physician or entity owned, in whole or in part, by a referring physician.
Because the Stark Law and its implementing regulations continue to evolve, we do not always have the benefit of significant regulatory or judicial interpretation of this law and its regulations. We attempt to structure our relationships to meet an exception to the Stark Law, but the regulations implementing the exceptions are detailed and complex, and we cannot assure you that every relationship complies fully with the Stark Law. In addition, in the July 2008 final Stark rule CMS indicated that it will continue to enact further regulations tightening aspects of the Stark Law that it perceives allow for Medicare program abuse, especially those regulations that still permit physicians to profit from their referrals of ancillary services. We cannot assure you that the arrangements entered into by our hospitals with physicians will be found to be in compliance with the Stark Law, as it ultimately may be implemented or interpreted.
Additionally, if we violate the Anti-Kickback Statute or Stark Law, or if we improperly bill for our services, we may be found to violate the FCA, either under a suit brought by the government or by a private person under a qui tam or “whistleblower,” suit. For a discussion of remedies and penalties under the FCA, see “Providers in the healthcare industry have been the subject of federal and state investigations, whistleblower lawsuits and class action litigation, and we may become subject to investigations, whistleblower lawsuits or class action litigation in the future” below.
Effective December 31, 2010, in connection with the impending acquisition of DMC, we and DMC entered into a Settlement Agreement with the DOJ and the OIG releasing us from liability under the FCA, the Civil Monetary Penalties Law, and the civil monetary penalties provisions of the Stark Law for certain disclosed conduct (the “Covered Conduct”) by DMC prior to our acquisition that may have violated the Anti-Kickback Statute or the Stark Law or failed to comply with governmental reimbursement rules. (A copy of the Settlement Agreement may be found as Exhibit 2.6 to our Current Report on Form 8-K, dated January 5, 2011, filed with the SEC.) DMC paid $30 million to the government in connection with such settlement based upon the government's analysis of DMC's net worth and ability to pay, but not upon our net worth and ability to pay. The Settlement Agreement is subject to the government's right of rescission in the event of DMC's nondisclosure of assets or any misrepresentation in DMC's financial statements disclosed to the government by DMC. While we are not aware of any such misrepresentation or nondisclosure at this time, such misrepresentation or nondisclosure by DMC would provide the government the right to rescind the Settlement Agreement. Additionally, while the scope of release for the Covered Conduct under the Stark Law is materially similar to or broader than that found in most similar publicly-available settlement agreements, the precise scope of such a release under the Stark Law and the FCA, as amended by the Fraud Enforcement and Recovery Act of 2009 and the Health Reform Law, has not been interpreted by any court, and it is possible that a regulator or a court could interpret these laws such that the release would not extend to all possible liability for the Covered Conduct. If the Settlement Agreement were to be rescinded or so interpreted, this could have a material adverse effect on our business, financial condition, results of operations or prospects, and our business reputation could suffer significantly. In addition, the DOJ continues to investigate the Covered Conduct covered by the Settlement Agreement with respect to potential claims against individuals. It is possible that this investigation might result in adverse publicity or adversely impact our business reputation or otherwise have a material adverse impact on our business.
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
Federal law permits the OIG to impose civil monetary penalties, assessments and to exclude from participation in federal healthcare programs individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities that have been excluded from participation or an order to prescribe a medical or other item or service during a period a person was excluded from participation, where the person knows or should know that the claim would be made to a federal healthcare program. These penalties may also be imposed on providers or entities that employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Furthermore, if services are provided by an excluded individual or entity, the penalties may apply even if the payment is made directly to a non-excluded entity. Employers of, or entities that contract with, excluded individuals or entities for the provision of services may be liable for up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions. In order for the penalties to apply, the employer or contractor must have known or should have known that the person or entity was excluded from participation. On October 12, 2009, we voluntarily reported to the OIG that two of our employees had been excluded from participation in Medicare at certain times during their employment. The OIG may seek to apply its exclusion authority to an officer or a managing employee of an excluded or convicted entity. The OIG has used the responsible corporate officer doctrine to apply this authority expansively. In fact, a recent federal district court case from the District of Columbia affirmed the OIG's exclusion authority on the basis of the responsible corporate officer doctrine, Friedman et. al. v. Sebelius (1:09-cv-02028-ESH). In addition, a bill passed by the 2010 U.S. House of Representatives would expand this exclusion authority to include individuals and entities affiliated with sanctioned entities. Consideration of this bill in the Senate was blocked by an anonymous Senate hold and the bill died at the end of the 111th Congress. Although a similar bill was re-introduced in the 112th Congress on February 11, 2011 in the U.S. House of Representatives, its chances of passage remain unclear given that the bill has yet to advance in the House of Representatives and because the 2010 bill was blocked in the Senate. Claims for services furnished by excluded parties may constitute false claims under the federal FCA. As such, the DOJ may also impose penalties on providers that employ excluded parties. Penalties include three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each claim.
Illinois, Michigan and Massachusetts require Certificates of Need prior to the purchase of major medical equipment or the construction, expansion, closure, sale or change of control of healthcare facilities. We believe our facilities have obtained appropriate Certificates of Need wherever applicable. However, if a determination were made that we were in material violation of such laws, our operations and financial results could be materially adversely affected. The governmental determinations, embodied in Certificates of Need, can also affect our facilities' ability to add bed capacity or important services as well as our ability to acquire healthcare facilities. We cannot predict whether we will be able to obtain required Certificates of Need in the future. A failure to obtain any required Certificates of Need may impair our ability to operate the affected facility profitably.
Executive Order 13563

EO 13563 requires federal agencies to develop plans to periodically review existing significant regulations to identify outmoded, ineffective, insufficient or excessively burdensome regulations and to modify, streamline, expand, or repeal the regulations as appropriate. This EO may result in revisions to healthcare regulations, the nature and impact of which cannot be predicted. In May 2012, HHS released an updated list of existing and proposed regulations for review. The CMS regulations designated for review and revision and that are relevant to our operations include rules related to:

•	conditions of participation for hospitals and other healthcare facilities;

•	MA and prescription drug plan marketing rules and comment process for annual policy changes;

•	Medicaid home and community-based services waivers;

•	clarifying CLIA regulations and promoting patient access to laboratory tests; and

•	improving quality and performance measures.

The HHS plan also includes two HIPAA-related provisions for review that may be relevant to our operations.

In May 2012, CMS finalized two rules that were promulgated pursuant to EO 13563 and that are expected to save approximately $1 billion per year. These rules eliminate or revise provisions identified as unnecessary, obsolete or burdensome including, but not limited to, changes to:

•	encourage use of pre-printed and electronic standing orders, order sets and protocols;

•	remove requirements for a single Director of Outpatient Services; and

•	allow one governing body to oversee multiple hospitals in a health system.

Although the regulatory review process and regulations revised thereunder are intended to result in less regulatory burden, the results of these reviews and revised regulations are uncertain and may result in regulatory changes that could adversely affect our operations.
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
CMS announced in 2007 that it intended to collect information on ownership, investment and compensation arrangements with physicians from several hundred pre-selected hospitals by requiring these hospitals to submit to CMS Disclosure of Financial Relationship Reports (“DFRR”). CMS intended to use this data to determine whether these hospitals were in compliance with the Stark Law and implementing regulations during the reporting period. In June 2010, CMS decided to delay implementation of the DFRR and instead focus on implementation of the Health Reform Law reporting provisions as to physician-owned hospitals. If CMS decides to re-implement its DFRR initiative, hospitals that receive a DFRR request will have 60 days to compile a significant amount of information relating to its financial relationships with physicians. The hospital may be subject to civil monetary penalties of up to $10,000 per day if it is unable to assemble and report this information within the required timeframe or if CMS or any other government agency determines that the submission is inaccurate or incomplete. The hospital may be the subject of investigations or enforcement actions if a government agency determines that any of the information indicates a potential violation of law.
Depending on the final format of the DFRR, responding hospitals may be subject to substantial penalties as a result of enforcement actions brought by government agencies and whistleblowers acting pursuant to the FCA and similar state laws, based on allegations such as failure to respond within required deadlines, inaccurate response or incomplete information or a response that indicates a potential violation of the Stark Law or other requirements. Any governmental investigation or enforcement action which results from the DFRR process could materially adversely affect our results of operations.
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
The Health Reform Law includes additional federal funding of $350 million over the next 10 years to fight healthcare fraud, waste and abuse, including $95 million for FFY 2011, $55 million in FFY 2012 and additional increased funding through 2016.
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
As required by statute, CMS has implemented the Recovery Audit Program on a nationwide basis. Under the program, CMS contracts with recovery auditors to conduct post-payment reviews to detect and correct improper payments in the fee-for-service Medicare program. The Health Reform Law expands the Recovery Audit Program's scope to include managed Medicare plans and to include Medicaid claims by requiring all states to have established a RAC program by December 31, 2010. CMS expected states to implement their Medicaid RAC programs by January 1, 2012. In addition, CMS employs MICs to perform post-payment audits of Medicaid claims and identify overpayments. The Health Reform Law increased federal funding for the MIC program beginning in FFY 2011 and the increased funding continues through FFY 2016. In addition to Medicare recovery auditors and MICs, several other contractors, including the state Medicaid agencies, have increased their review activities.
Further, on November 15, 2011, CMS announced the RAPR demonstration will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules.  The RACs will conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays for a total of 11 states. The goal of the RAPR demonstration is to reduce improper payments before they are paid, rather than the traditional “pay and chase” methods of looking for improper payments after they have been made. These prepayment reviews will not replace the MAC prepayment reviews as RACs and MACs are supposed to coordinate to avoid duplicate efforts. The RAPR demonstration was to start in January 2012, but CMS decided in January 2012 to delay the start of the program. On August 3, 2012, CMS announced that the RAPR demonstration will start on August 27, 2012 and run until August 26, 2015.

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
We maintain a compliance program to address health regulatory and other compliance requirements. This program includes initial and periodic ethics and compliance training, a toll-free hotline for employees to report, without fear of retaliation, any suspected legal or ethical violations, annual “fraud and abuse” audits to look at our financial relationships with physicians and other referral sources and annual “coding audits” to make sure our hospitals bill the proper service codes in obtaining payment from the Medicare and Medicaid programs.
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
In addition, we believe the number of freestanding specialty hospitals and surgery and diagnostic centers in the geographic areas in which we operate has increased significantly in recent years. As a result, most of our hospitals operate in an increasingly competitive environment. Some of the hospitals that compete with our hospitals are owned by governmental agencies or non-profit corporations supported by endowments and charitable contributions and can finance capital expenditures and operations on a tax-exempt basis. Increasingly, we are facing competition from physician-owned specialty hospitals and freestanding surgery centers that compete for market share in high margin services and for quality physicians and personnel. If ambulatory surgery centers are better able to compete in this environment than our hospitals, our hospitals may experience a decline in patient volume, and we may experience a decrease in margin, even if those patients use our ambulatory surgery centers. Further, if our competitors are better able to attract patients, recruit physicians, expand services or obtain favorable managed care contracts at their facilities than our hospitals and ambulatory surgery centers, we may experience an overall decline in patient volume.
PHP also faces competition within the Arizona markets that it serves. As in the case of our hospitals, some of our health plan competitors in these markets are owned by governmental agencies or non-profit corporations that have greater financial resources than we do. The revenues we derive from PHP could significantly decrease if new plans operating in the AHCCCS, which is Arizona's state Medicaid program, enter these markets or other existing AHCCCS plans increase their number of members. Moreover, a failure to attract future members may negatively impact our ability to maintain our profitability in these markets.
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
We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses in excess of our self-insured retention (such retention is maintained by our captive insurance subsidiaries and/or other of our subsidiaries) of $10.0 million through June 30, 2010 which increased to $15.0 million for our Illinois hospitals subsequent to June 30, 2010. As a result, a few successful claims against us that are within our self-insured retention amounts could have an adverse effect on our results of operations, cash flows, financial condition or liquidity. We also maintain umbrella coverage for an additional $65.0 million above our self-insured retention with independent third party carriers. There can be no assurance that one or more claims might not exceed the scope of this third-party coverage.
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
Like others in the hospital industry, we have experienced an increase in uncompensated care. Our combined provision for doubtful accounts, uninsured discounts and charity care deductions as a percentage of net patient revenues (prior to these adjustments) was 16.4% and 19.0% for the fiscal years ended June 30, 2011 and 2012, respectively. Our self-pay discharges as a percentage of total discharges during the fiscal year ended June 30, 2012 increased by 110 basis points compared to the fiscal year ended June 30, 2011. Our hospitals remain at risk for increases in uncompensated care as a result of price increases, the continuing trend of increases in coinsurance and deductible portions of managed care accounts and increases in uninsured patients as a result of potential state Medicaid funding reductions or general economic weakness. We continue to seek ways to improve point of service collection efforts and to implement appropriate payment plans with our patients. However, if we continue to experience growth in self-pay revenues prior to the Health Reform Law being fully implemented, our results of operations and cash flows could be materially adversely affected. Further, our ability to improve collections for self-pay patients may be limited by regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
The Health Reform Law seeks to decrease over time the number of uninsured individuals. Among other things, effective January 1, 2014, the Health Reform Law will expand Medicaid in those states choosing to participate and incentivize employers to offer, and require individuals to carry, health insurance or be subject to penalties. However, it is difficult to predict the full impact of the Health Reform Law due to the law's complexity, limited implementing regulations and interpretive guidance, gradual implementation and possible amendment by Congress, as well as our inability to foresee how individuals and businesses will respond to the choices afforded them by the law. In addition, even after implementation of the Health Reform Law, we may continue to experience bad debts and have to provide uninsured discounts and charity care for undocumented aliens who are not permitted to enroll in a health insurance exchange or government healthcare programs.
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
In an effort to meet community needs in the markets in which we operate, we have implemented a strategy to employ physicians both in primary care and in certain specialties. As of June 30, 2012, we employed more than 700 practicing physicians, excluding residents. We have employed a significant number of additional physicians since June 30, 2010 primarily through acquisitions, including 19 physicians from the Arizona Heart Institute acquisition, approximately 160 physicians from the DMC acquisition and approximately 33 physicians from the Valley Baptist acquisition. A physician employment strategy includes increased salary and benefits costs, physician integration risks and difficulties associated with physician practice management. While we believe this strategy is consistent with industry trends, we cannot be assured of the long-term success of such a strategy. In addition, if we raise wages in response to our competitors' wage increases and are unable to pass such increases on to our patients, our margins could decline, which could adversely affect our business, financial condition and results of operations.
We may be unable to achieve our acquisition and growth strategies and we may have difficulty acquiring non-profit hospitals due to regulatory scrutiny.
An important element of our business strategy is expansion by acquiring hospitals and ambulatory care facilities in our existing markets and in new urban and suburban markets and by entering into partnerships or affiliations with other healthcare service providers. The competition to acquire these facilities is significant, including competition from healthcare companies with greater financial resources than ours. As previously discussed, in fiscal 2011, we acquired two hospitals in Chicago, Illinois, one hospital in Phoenix, Arizona and eight hospitals in metropolitan Detroit, Michigan and in fiscal 2012, we acquired two hospitals in Harlingen and Brownsville, Texas. There is no guarantee that we will be able to successfully integrate acquired hospitals and ambulatory care facilities, which limits our ability to complete future acquisitions.
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

Additionally, many states, including some where we have hospitals and others where we may in the future attempt to acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by non-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the sale proceeds by the non-profit seller. These review and approval processes can add time to the consummation of an acquisition of a non-profit hospital, and future actions on the state level could seriously delay or even prevent future acquisitions of non-profit hospitals. Furthermore, as a condition to approving an acquisition, the attorney general of the state in which the hospital is located may require us to maintain specific services, such as emergency departments, or to continue to provide specific levels of charity care, which may affect our decision to acquire or the terms upon which we acquire these hospitals.
Future acquisitions or joint ventures may use significant resources, may be unsuccessful and could expose us to unforeseen liabilities.
As part of our growth strategy, we may pursue acquisitions or joint ventures of hospitals or other healthcare facilities and services. These acquisitions or joint ventures may involve significant cash expenditures, debt incurrence, additional operating losses and expenses that could have a material adverse effect on our financial condition, results of operations and cash flows. Acquisitions or joint ventures involve numerous risks, including:

•	difficulty and expense of integrating acquired personnel into our business;

•	diversion of management's time from existing operations;

•	potential loss of key employees or customers of acquired companies; and

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for failure to comply with healthcare regulations.
We cannot assure you that we will succeed in obtaining financing for acquisitions or joint ventures at a reasonable cost, or that such financing will not contain restrictive covenants that limit our operating flexibility. We also may be unable to operate acquired facilities profitably or succeed in achieving improvements in their financial performance.
The cost of our malpractice insurance and the malpractice insurance of physicians who practice at our facilities remains volatile. Successful malpractice or tort claims asserted against us, our physicians or our employees could materially adversely affect our financial condition and profitability.
Physicians, hospitals and other healthcare providers are subject to legal actions alleging malpractice, general liability or related legal theories. Many of these actions involve large monetary claims and significant defense costs. Hospitals and physicians have typically maintained malpractice or professional liability insurance to protect against the costs of these types of legal actions. We created a captive insurance subsidiary on June 1, 2002 to assume a substantial portion of the professional and general liability risks of our facilities. For claims incurred between June 1, 2002 and June 30, 2010, we self-insured our professional and general liability risks, either through our captive subsidiary or through another of our subsidiaries, for losses up to $10.0 million. For claims subsequent to June 30, 2010, we increased this self-insured retention to $15.0 million for our Illinois hospitals. We have also purchased umbrella excess policies for professional and general liability insurance for all periods through June 30, 2013 with unrelated commercial carriers to provide an additional $65.0 million of coverage in the aggregate above our self-insured retention. While our premium prices have not fluctuated significantly during the past few years, the total cost of professional and general liability insurance remains sensitive to the volume and severity of cases reported. There is no guarantee that excess insurance coverage will continue to be available in the future at a cost allowing us to maintain adequate levels of such insurance. Moreover, due to the increased retention limits insured by us and our captive subsidiary, if actual payments of claims materially exceed our projected estimates of malpractice claims, our financial condition, results of operations and cash flows could be materially adversely affected.
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
We have employed a significant number of additional physicians from our recent acquisitions. Also, effective with the DMC acquisition, we now provide malpractice coverage through certain of our insurance captive subsidiaries to approximately 1,050 non-employed attending physicians, which creates additional risks for us. We expect to continue to employ additional physicians in the future. A significant increase in employed physicians could significantly increase our professional and general liability risks and related costs in future periods since for employed physicians there is no insurance coverage from unaffiliated insurance companies.
Our facilities are concentrated in a small number of regions. If any one of the regions in which we operate experiences a regulatory change, economic downturn or other material change, our overall business results may suffer.
Among our operations as of June 30, 2012, five hospitals and various related healthcare businesses were located in San Antonio, Texas; six hospitals and related healthcare businesses were located in metropolitan Phoenix, Arizona; four hospitals and related healthcare businesses were located in metropolitan Chicago, Illinois; eight hospitals and various related healthcare businesses were located in metropolitan Detroit, Michigan; three hospitals and related healthcare businesses were located in Massachusetts; and two hospitals and related healthcare businesses were located in Harlingen and Brownsville, Texas.
For the years ended June 30, 2010, 2011 and 2012 our total revenues were generated as follows:

	Year Ended June 30,
	2010	2011	2012
San Antonio	26.8%	20.7%	16.5%
PHP and AAHP	23.1	16.6	11.9
Massachusetts	18.2	12.5	10.4
Metropolitan Phoenix, excluding PHP and AAHP	17.5	13.2	9.1
Metropolitan Chicago (1)	14.1	15.5	12.0
Metropolitan Detroit	—	21.3	32.9
Harlingen and Brownsville, Texas (2)	—	—	7.1
Other	0.3	0.2	0.1
	100.0%	100.0%	100.0%
__________

(1)	Includes CHS
(2)	Includes VBIC
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

In addition, a natural disaster or other catastrophic event could affect us more significantly than other companies with less geographic concentration, and the property insurance we obtain may not be adequate to cover our losses. In particular, hurricanes could have a disruptive effect on the operations of our hospitals in south Texas and the patient populations in the areas they serve.
If we are unable to control our healthcare costs at PHP, if PHP should lose its governmental contract or if budgetary reductions reduce the scope of Medicaid coverage, our profitability may be adversely affected.
For the years ended June 30, 2010, 2011 and 2012, PHP generated approximately 22.1%, 15.9%, 10.7% of our total revenues, respectively. PHP derives substantially all of its revenues through a contract with AHCCCS. AHCCCS pays capitated rates to PHP and PHP subcontracts with physicians, hospitals and other healthcare providers to provide services to its members. If we fail to effectively manage our healthcare costs, these costs may exceed the payments we receive. Many factors can cause actual healthcare costs to exceed the capitated rates paid by AHCCCS, including:

•	our ability to contract with cost-effective healthcare providers;

•	the increased cost of individual healthcare services;

•	the type and number of individual healthcare services delivered; and

•	the occurrence of catastrophes, epidemics or other unforeseen occurrences.
Our current contract with AHCCCS began October 1, 2008 and expires September 30, 2012. AHCCCS has the option to renew the contract, in whole or in part, for an additional one-year period commencing on October 1, 2012. This contract is terminable without cause on 90 days written notice from AHCCCS or for cause upon written notice from AHCCCS if we fail to comply with any term or condition of the contract or fail to take corrective action as required to comply with the terms of the contract. AHCCCS may also terminate the contract with PHP in the event of unavailability of state or federal funding. If our AHCCCS contract is terminated or not renewed, our profitability would be adversely affected by the loss of these revenues and cash flows. Also, should the scope of the Medicaid program be reduced as a result of state budgetary reductions or other political factors, our results of operations could be adversely affected.
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
Controls imposed by Medicare and commercial third-party payers designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect our facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payer-required preadmission authorization and utilization review and by payer pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls are expected to continue. For example, the Health Reform Law potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on their use. Although we are unable to predict the effect these changes will have on our operations, significant limits on the scope of services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position and results of operations.
There has been recent increased scrutiny of a hospital's “Medicare Observation Rate” from outside auditors, government enforcement agencies and industry observers. The term “Medicare Observation Rate” is defined as total unique observation claims divided by the sum of total unique observation claims and total inpatient short-stay acute care hospital claims. A low rate may raise suspicions that a hospital is inappropriately admitting patients that could be cared for in an observation setting. In our affiliated hospitals, we use the independent, evidence-based clinical criteria developed by McKesson Corporation, commonly known as InterQual Criteria, to determine whether a patient qualifies for inpatient admission. The industry may anticipate increased scrutiny and litigation risk, including government investigations and qui tam suits, related to inpatient admission decisions and the Medicare Observation Rate.
The industry trend towards value-based purchasing may negatively impact our revenues.
There is a trend in the healthcare industry towards value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Governmental programs, including Medicare and Medicaid, currently require hospitals to report certain quality data to receive full reimbursement updates. In addition, Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payers currently require hospitals to report quality data, and several commercial payers do not reimburse hospitals for certain preventable adverse events. The Health Reform Law contains a number of provisions intended to promote value-based purchasing under Medicare and Medicaid.
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
HIPAA required HHS to adopt standards to protect the privacy and security of individually identifiable health-related information. HHS released final regulations containing privacy standards in December 2000 and published revisions to the final regulations in August 2002. The HITECH Act (one part of the ARRA) significantly broadened the scope of the HIPAA privacy and security regulations. On October 30, 2009, HHS issued an Interim Final Rule implementing amendments to the enforcement regulations under HIPAA and on July 14, 2010, HHS issued a Proposed Rule containing modifications to privacy standards, security standards and enforcement actions. In addition, on May 27, 2011, HHS issued a proposed amendment to the existing accounting for disclosures standard of the HIPAA privacy regulations. The proposed amendment would implement a HITECH Act provision that requires covered entities to account for disclosures of EPHI for treatment, payment and healthcare operations purposes if the disclosure is made through an electronic health record. The proposed amendment goes beyond the HITECH Act provision and would require covered entities, including our hospitals and health plans, to provide a report identifying each instance that a natural person or organization accessed EPHI in any of our electronic treatment and billing record systems during the three-year period ending on the date the report is requested. The report must track access even if the access did not involve a disclosure outside of the covered entity. If HHS adopts the proposed amendments, beginning January 1, 2013, we would be required to report access within our electronic record systems acquired after January 1, 2009. Beginning January 1, 2014, the proposed amendment requires us to report access within our electronic record systems acquired on or before January 1, 2009. Modifying our electronic record systems to prepare such access reports would require a significant commitment, action and cost by us. In addition, HHS is currently in the process of finalizing regulations addressing security breach notification requirements. HHS initially released an Interim Final Rule for breach notification requirements on August 24, 2009. HHS then drafted a Final Rule which was submitted to OMB but subsequently withdrawn by HHS on July 29, 2010. Currently, the Interim Final Rule remains in effect but the withdrawal suggests that when HHS issues the Final Rule, the requirements for how covered entities should respond in the event of a potential security breach involving protected health information may be more onerous than those contained in the Interim Final Rule. The Final Rule has been expected for several months, but there has been no indication of when it will be issued. Until the Final Rule is issued, the Interim Final Rule will remain in effect.
Violations of HIPAA could result in civil or criminal penalties. In fact, on February 4, 2011, the HHS Office for Civil Rights imposed civil monetary penalties of $4,300,000 on a covered entity for violating HIPAA's privacy rule by denying patients timely access to their medical records when requested. Recently, HHS announced a settlement of another enforcement action, with the covered entity agreeing to a $1,500,000 settlement and the imposition of a resolution agreement and corrective action plan. An investigation or initiation of civil or criminal actions could have a material adverse effect on our business, financial condition, results of operations or prospects and our business reputation could suffer significantly. In addition, there are numerous federal and state laws and regulations addressing patient and consumer privacy concerns, including unauthorized access or theft of personal information. State statutes and regulations vary from state to state and could impose additional penalties. We have developed a comprehensive set of policies and procedures in our efforts to comply with HIPAA and other privacy laws. Our compliance officers are responsible for implementing and monitoring compliance with our privacy and security policies and procedures at our facilities. We believe that the cost of our compliance with HIPAA and other federal and state privacy laws will not have a material adverse effect on our business, financial condition, results of operations or cash flows.
As a result of increased reviews of claims to Medicare and Medicaid for our services, we may incur additional costs and may be required to repay amounts already paid to us.
We are subject to regular post-payment inquiries, investigations and audits of the claims we submit to Medicare for payment for our services. These post-payment reviews are increasing as a result of government cost-containment initiatives, including enhanced medical necessity reviews for Medicare patients admitted as inpatients to general acute care hospitals for certain procedures (e.g., cardiovascular procedures) and to long-term care hospitals, and audits of Medicare claims under the Recovery Audit Program. The Recovery Audit Program began as a demonstration project in 2005, but the program was made permanent by the Tax Relief and Health Care Act of 2006. CMS commenced the permanent national Recovery Audit Program in 2010.
Medicare recovery auditors utilize a post-payment targeted review process employing data analysis techniques in order to identify those Medicare claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The Recovery Audit Program review is either “automated”, for which a decision can be made without reviewing a medical record, or “complex”, for which the recovery auditor must contact the provider in order to procure and review the medical record to make a decision about the payment. CMS has given recovery auditors the authority to look back at claims up to three years old, provided that the claim was paid on or after October 1, 2007.

Claims identified as overpayments will be subject to the Medicare appeals process. Under the Health Reform Law, CMS also has general authority to enter into contracts with recovery auditors to identify, reconcile and recoup overpayments for Medicare Advantage plans and Medicare Part D.
In addition to the Medicare Recovery Audit Program, in the September 16, 2011 Federal Register, CMS finalized provisions relating to implementation of a Medicaid RAC program. States were expected to implement their respective RAC programs by January 1, 2012. Medicaid RACs have authority to look back at claims up to three years from the date the claim was paid. States may coordinate with Medicaid RACs regarding recoupment of overpayments and refer suspected fraud and abuse to appropriate law enforcement agencies.
Further, on November 15, 2011, CMS announced the RAPR demonstration will allow RACs to review claims before they are paid to ensure that the provider complied with all Medicare payment rules.  The RACs will conduct prepayment reviews on certain types of claims that historically result in high rates of improper payments, beginning with those involving short stay inpatient hospital services. These reviews will focus on seven states (Florida, California, Michigan, Texas, New York, Louisiana and Illinois) with high populations of fraud and error-prone providers and four states (Pennsylvania, Ohio, North Carolina, and Missouri) with high claims volumes of short inpatient hospital stays for a total of 11 states. The goal of the RAPR demonstration is to reduce improper payments before they are paid, rather than the traditional “pay and chase” methods of looking for improper payments after they have been made. These prepayment reviews will not replace the MAC prepayment reviews as RACs and MACs are supposed to coordinate to avoid duplicate efforts. The RAPR demonstration was to start in January 2012, but CMS decided in January 2012 to delay the start of the program. On August 3, 2012, CMS announced that the RAPR demonstration will start on August 27, 2012 and run until August 26, 2015.
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
Our hospitals face competition for staffing especially as a result of the shortage of nurses and the increased imposition on us of nurse-staffing ratios, which has in the past and may in the future increase our labor costs and materially reduce our profitability.
We compete with other healthcare providers in recruiting and retaining qualified management and staff personnel responsible for the day-to-day operations of each of our hospitals, including most significantly nurses and other non-physician healthcare professionals. While the national nursing shortage has abated somewhat as a result of the weakened U.S. economy, certain portions of our markets have limited available nursing resources. In the healthcare industry generally, including in our markets, the shortage of nurses and other medical support personnel has become a significant operating issue. This shortage has caused us in the past and may require us in the future to increase wages and benefits to recruit and retain nurses and other medical support personnel or to hire more expensive temporary personnel. We have voluntarily raised on several occasions in the past, and expect to raise in the future, wages for our nurses and other medical support personnel.
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
The U.S. Congress has considered a bill called the Employee Free Choice Act of 2009 (“EFCA”), which organized labor, a major supporter of the Obama administration, has called its number one legislative objective. EFCA would amend the National Labor Relations Act to establish a procedure whereby the National Labor Relations Board (“NLRB”) would certify a union as the bargaining representative of employees, without a NLRB-supervised secret ballot election, if a majority of unit employees sign valid union authorization cards (the “card-check provision”). Additionally, under EFCA, parties that are unable to reach a first contract within 90 days of collective bargaining could refer the dispute to mediation by the Federal Mediation and Conciliation Service (the “Service”). If the Service is unable to bring the parties to agreement within 30 days, the dispute then would be referred to binding arbitration. Also, the bill would provide for increased penalties for labor law violations by employers. In July 2009, due to intense opposition from the business community, alternative draft legislation became public, dropping the card-check provision, but putting in its place new provisions making it easier for employees to organize including provisions to require shorter unionization campaigns, faster elections and limitations on employer-sponsored anti-unionization meetings, which employees are required to attend. We believe it is unlikely this legislation will be considered in the current Congress, with 2012 being an election year and the House of Representatives now controlled by the Republican party. However, this legislation, if passed by this or a subsequent Congress, would make it easier for our nurses or other hospital employees to unionize, which could materially increase our labor costs. On December 21, 2011, the NLRB issued a final rule, effective April 30, 2012, which will reduce the time it takes to conduct elections largely by limiting litigation issues and procedures by employers prior to the conduct of the election and deferring questions of individual voter eligibility until after the election has been held. This change in NLRB procedures is not as far-reaching as that being considered in the EFCA, but it may make it easier for our employees to unionize, which could materially increase our labor costs.
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
Effective January 1, 2011, we acquired all of DMC's assets (other than donor-restricted assets and certain other assets) and assumed all of its liabilities (other than its outstanding bonds and similar debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC. As of June 30, 2012, the unfunded pension liability reflected on our consolidated balance sheet was approximately $269.9 million. This pension liability is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to recognize pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine this pension obligation could result in an increase in the valuation of this pension obligation, which could affect the reported funded status of this pension plan and necessary future contributions, as well as the periodic pension cost in respect of this plan in subsequent fiscal years.
Under the Employee Retirement Income Security Act of 1974, as amended, the Pension Benefit Guaranty Corporation (“PBGC”) has the authority to terminate an underfunded tax-qualified pension plan under limited circumstances. In the event that the tax-qualified pension plan referred to above is terminated by the PBGC, we could be liable to the PBGC for the entire amount of the underfunding.
Compliance with Section 404 of the Sarbanes-Oxley Act may negatively impact our results of operations and failure to comply may subject us to regulatory scrutiny and a loss of investors' confidence in our internal control over financial reporting.
Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to perform an evaluation of our internal control over financial reporting and file management's attestation with our Annual Report on Form 10-K each year. Section 404 also requires our independent auditors to opine on our internal control over financial reporting. We have evaluated, tested and implemented internal controls over financial reporting to enable management to report on such internal controls under Section 404. However, we cannot assure you that the conclusions we and our independent auditor reached as of June 30, 2012 will represent conclusions we or our independent auditors reach in future periods. Failure on our part to comply with Section 404 may subject us to regulatory scrutiny and a loss of public confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control over financial reporting and hiring additional personnel. Any such actions could negatively affect our results of operations.
A failure of our information systems would adversely affect our ability to properly manage our operations.
We rely on our information systems and our ability to successfully use these systems in our operations. These systems are essential to the following areas of our business operations, among others:

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
If we fail to effectively and timely implement electronic health record systems and transition to the ICD-10 coding system, our operations could be adversely affected.
As required by ARRA, HHS has adopted an incentive payment program for eligible hospitals and healthcare professionals that implement certified EHR technology and use it consistently with “meaningful use” requirements. If our hospitals and employed or contracted professionals do not meet the Medicare or Medicaid EHR incentive program requirements, we will not receive Medicare or Medicaid incentive payments to offset some of the costs of implementing the EHR systems. Further, beginning in FFY 2015, eligible hospitals and physicians that fail to demonstrate meaningful use of certified EHR technology will be subject to reduced payments from Medicare. Failure to implement EHR systems effectively and in a timely manner could have a material, adverse effect on our financial position and results of operations.
Health plans and providers, including our hospitals, are required to transition to the new ICD-10 coding system, which greatly expands the number and detail of billing codes used for inpatient claims. Under current regulations, use of the ICD-10 system is required beginning October 1, 2013, but CMS has announced its intent to extend this deadline. Transition to the new ICD-10 system requires significant investment in coding technology and software as well as the training of staff involved in the coding and billing process. In addition to these upfront costs of transition to ICD-10, it is possible that our hospitals could experience disruption or delays in payment due to technical or coding errors or other implementation issues involving our systems or the systems and implementation efforts of health plans and their business partners. Further, the transition to the more detailed ICD-10 coding system could result in decreased reimbursement if the use of ICD-10 codes result in conditions being reclassified to MS-DRGs or commercial payer or payment groupings with lower levels of reimbursement than assigned under the previous system.
Difficulties with current construction projects or new construction projects such as additional hospitals or major expansion projects may involve significant capital expenditures that could have an adverse impact on our liquidity.
We have begun construction on a new acute care hospital in New Braunfels, Texas, which is north of San Antonio, and may decide to construct additional hospitals and expand existing facilities in the future in order to achieve our growth objectives. Additionally, the DMC purchase agreement includes a commitment by us to fund $500.0 million of specified construction projects at the DMC facilities during the five years subsequent to the closing of the acquisition, many of which include substantial physical plant expansions. As of June 30, 2012, we had spent approximately $74.2 million related to this commitment. The $500.0 million commitment for specified construction projects and the $350.0 million for routine capital expenditures include the following remaining annual aggregate spending amounts as of June 30, 2012: $208.9 million committed within one year; $300.0 million committed within two to three years; and $175.0 million committed in the fourth year and beyond. Our ability to complete construction of new hospitals or new expansion projects on budget and on schedule would depend on a number of factors, including, but not limited to:

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
The cost of construction materials and labor has significantly increased over the past years as a result of global and domestic events. Increases in oil and gas prices have increased costs for oil-based products and for transporting materials to job sites. As we continue to invest in modern technologies, emergency rooms and operating room expansions, we expend significant sums of cash. We evaluate the financial viability of such projects based on whether the projected cash flow return on investment exceeds our cost of capital. Such returns may not be achieved if the cost of construction continues to rise significantly or anticipated volumes do not materialize.
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
The Blackstone Group L.P., together with its affiliates (collectively, “Blackstone”), acquired our predecessor company during fiscal 2005. We recorded a significant portion of the purchase price as goodwill. At June 30, 2012, we had approximately $768.4 million of goodwill recorded on our financial statements. There is no guarantee that we will be able to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired.
Our hospitals are subject to potential responsibilities and costs under environmental laws that could lead to material expenditures or liability.
We are subject to various federal, state and local environmental laws and regulations, including those relating to the protection of human health and the environment. We could incur substantial costs to maintain compliance with these laws and regulations. To our knowledge, we have not been and are not currently the subject of any material investigations relating to noncompliance with environmental laws and regulations. We could become the subject of future investigations, which could lead to fines or criminal penalties if we are found to be in violation of these laws and regulations. The principal environmental requirements and concerns applicable to our operations relate to proper management of regulated materials, including hazardous waste, low-level radioactive and other medical waste, above-ground and underground storage tanks, operation of boilers, chillers and other equipment, and management of building conditions, such as the presence of mold, lead-based paint or asbestos. Our hospitals engage independent contractors for the transportation, handling and disposal of hazardous waste, and we require that our hospitals be named as additional insureds on the liability insurance policies maintained by these contractors.
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
We are controlled by private equity funds associated with Blackstone and Metalmark Capital, together with their affiliates (the “Sponsors”), and certain members of our management who are party to a stockholders agreement between such shareholders and us. As of August 1, 2012, our Sponsors owned approximately 48.2% of our common stock through various investment funds affiliated with our Sponsors. Also, as of August 1, 2012, certain members of our management who are party to the stockholders agreement owned approximately 10.0% of our common stock. Our Sponsors have the ability to nominate a majority of our directors provided certain ownership thresholds are maintained, and thereby control our policies and operations, including the appointment of management, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence of debt by us, amendments to our certificate of incorporation and bylaws and the entering into of extraordinary transactions, and their interests may not in all cases be aligned with the interest of our public stockholders. In addition, under the stockholders agreement, Blackstone has consent rights over certain extraordinary transactions by us, including mergers and sales of all or substantially all of our assets, provided a certain ownership threshold is maintained. In addition, the Sponsors may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to us and our public stockholders. For example, the Sponsors could cause us to make acquisitions that increase our indebtedness or to sell revenue-generating assets. As a result, the Sponsors have control over our decisions to enter into any corporate transaction regardless of whether others believe that the transaction is in our best interests. So long as the Sponsors and certain members of our management who are party to the stockholders agreement continue to beneficially own a majority of our outstanding common stock, they will have the ability to control the vote in any election of directors.
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
We have a substantial amount of indebtedness. As of June 30, 2012, we had approximately $2,706.6 million of total indebtedness outstanding, $798.8 million of which was secured indebtedness (consisting of outstanding debt under our senior secured term loan facility maturing in January 2016 (the “2010 Term Loan Facility”, and together with the 2010 Revolving Facility, the “2010 Credit Facilities”) and capital leases). In addition, as of June 30, 2012, we had an additional $333.0 million of secured indebtedness available for borrowing under our senior secured revolving credit facility (the "2010 Revolving Facility"), after taking into account $32.0 million of outstanding letters of credit. In addition, we may request an incremental term loan facility to be added to our 2010 Term Loan Facility to issue additional term loans in such amounts as we determine subject to the receipt of lender commitments and certain other conditions. We may seek to further increase the borrowing capacity under the 2010 Revolving Facility to an amount larger than $365.0 million, subject to the receipt of lender commitments and certain other conditions. The amount of our outstanding indebtedness is substantial compared to the net book value of our assets.
Our substantial indebtedness could have important consequences, including the following:

•
our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the $1,175.0 million 8% senior notes due in 2018 issued in January 2010 and July 2010 (the "8.0% Notes"), the $725.0 million 7.75% senior notes due 2019 issued in January 2011 and March 2012 (the "7.75% Senior Notes") and the 10.375% Senior Discount Note due 2016 (the "Senior Discount Notes");

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

•
limit our flexibility to adjust to changing market conditions and ability to withstand competitive pressures, and we may be more vulnerable to a downturn in general economic or industry conditions or be unable to carry out capital spending that is necessary or important to our growth strategy and our efforts to improve operating margins;

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
We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the 8.0% Notes, the 7.75% Senior Notes, the Senior Discount Notes and the 2010 Credit Facilities do not fully prohibit us or our subsidiaries from doing so. After giving effect to the Revolving Facility Increase, our 2010 Revolving Facility would provide commitments of up to $365.0 million (not giving effect to any outstanding letters of credit or outstanding borrowings, which would reduce the amount available under our 2010 Revolving Facility). In addition, we may seek to further increase the borrowing availability under the 2010 Revolving Facility and to increase the amount of our 2010 Term Loan Facility as previously described. All of those borrowings would be senior and secured, and, as a result, would be effectively senior to the 8.0% Notes, the 7.75% Senior Notes, the Senior Discount Notes, and the guarantees of the 8.0% Notes and the guarantees of the 7.75% Senior Notes by the guarantors. If we incur any additional indebtedness that ranks equally with the 8.0% Notes, the 7.75% Senior Notes and the Senior Discount Notes, the holders of that debt will be entitled to share ratably with the holders of the 8.0% Notes and the 7.75% Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of us. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.
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
We must rely on payments from our subsidiaries to fund payments on our indebtedness. Such funds may not be available in certain circumstances.
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
Any default under the agreements governing our indebtedness, including a default under our 2010 Credit Facilities that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on our existing notes and substantially decrease the market value of our existing notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including our 2010 Credit Facilities), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our 2010 Revolving Facility could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
If our operating performance declines, we may in the future need to seek a waiver from the required lenders under our 2010 Credit Facilities to avoid being in default. If we breach our covenants under our 2010 Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our 2010 Credit Facilities, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 2.     Properties.
We owned and operated 28 hospitals as of June 30, 2012. The following table contains information concerning our hospitals:

Hospital (1)	City	Licensed Beds	Date Acquired
Arizona
Maryvale Hospital	Phoenix	232	June 1, 1998
Phoenix Baptist Hospital	Phoenix	221	June 1, 2000
Arrowhead Hospital	Glendale	217	June 1, 2000
West Valley Hospital (2)	Goodyear	164	September 4, 2003
Paradise Valley Hospital	Phoenix	136	November 1, 2001
Arizona Heart Hospital (3)	Phoenix	59	October 1, 2010
Illinois
MacNeal Hospital	Berwyn	427	February 1, 2000
Louis A. Weiss Memorial Hospital (4)	Chicago	236	June 1, 2002
West Suburban Medical Center	Oak Park	233	August 1, 2010
Westlake Hospital	Melrose Park	225	August 1, 2010
Massachusetts
Saint Vincent Hospital at Worcester Medical Center	Worcester	321	December 31, 2004
MetroWest Medical Center — Framingham Union Hospital	Framingham	178	December 31, 2004
MetroWest Medical Center — Leonard Morse Hospital	Natick	141	December 31, 2004
Michigan
DMC Harper University Hospital	Detroit	567	January 1, 2011
DMC Sinai—Grace Hospital	Detroit	383	January 1, 2011
DMC Detroit Receiving Hospital	Detroit	273	January 1, 2011
DMC Children’s Hospital of Michigan	Detroit	228	January 1, 2011
DMC Huron Valley—Sinai Hospital	Commerce	153	January 1, 2011
DMC Rehabilitation Institute of Michigan (3)	Detroit	94	January 1, 2011
DMC Surgery Hospital (3)	Madison Heights	36	January 1, 2011
DMC Hutzel Women’s Hospital (5)	Detroit	N/A	January 1, 2011
Texas
Baptist Medical Center	San Antonio	623	January 1, 2003
Valley Baptist Medical Center (6)	Harlingen	586	September 1, 2011
Northeast Baptist Hospital	San Antonio	379	January 1, 2003
St. Luke’s Baptist Hospital	San Antonio	282	January 1, 2003
North Central Baptist Hospital	San Antonio	280	January 1, 2003
Valley Baptist Medical Center -Brownsville (6)	Brownsville	280	September 1, 2011
Mission Trail Baptist Hospital (2)	San Antonio	110	June 27, 2011
Total Licensed Beds		7,064
_____________________

(1)	All of our hospitals are acute care hospitals, except as indicated below.

(2)	These hospitals were constructed, not acquired. Mission Trail Baptist Hospital was a replacement facility for Southeast Baptist Hospital.

(3)	This is a specialty hospital.

(4)	This hospital is operated by us in a consolidated joint venture corporation in which we own 80.1% of the equity interests and the University of Chicago Hospitals owns 19.9% of the equity interests.

(5)	Licensed beds for DMC Hutzel Women’s Hospital are presented on a combined basis with DMC Harper University Hospital.

(6)
These hospitals are operated by a consolidated joint venture limited liability company, in which we own 51% of the equity interests and Valley Baptist Medical Center — Brownsville, a Texas non-profit corporation, owns 49% of the equity interests.

In addition to the hospitals listed in the table above, as of June 30, 2012, we owned certain outpatient service locations complementary to our hospitals, including surgery centers, dialysis clinics, physician practices, home health agencies and diagnostic imaging centers, and two surgery centers in Orange County, California. Most of these outpatient facilities are in leased facilities, and certain outpatient facilities are owned and operated by joint ventures. We also own and operate a limited number of medical office buildings in conjunction with our hospitals, which are primarily occupied by physicians practicing at our hospitals.
As of June 30, 2012, we leased approximately 53,200 square feet of office space at 20 Burton Hills Boulevard, Nashville, Tennessee, for our corporate headquarters.
Our headquarters, hospitals and other facilities are suitable for their respective uses and are, in general, adequate for our present needs. Our obligations under the 2010 Credit Facilities are secured by a pledge of substantially all of our assets, including first priority mortgages on each of our hospitals that are owned by subsidiaries that guarantee our obligations under the 2010 Credit Facilities. Also, our properties are subject to various federal, state and local statutes and ordinances regulating their operation. Management does not believe that compliance with such statutes and ordinances will materially affect our financial position or results of operations.

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
Currently pending legal proceedings and investigations that are not in the ordinary course of business are set forth below. Where specific amounts are sought in any pending legal proceeding, those amounts are disclosed. For all other matters, where the possible loss or range of loss is reasonably estimable, an estimate is provided. Where no estimate is provided, the possible amount of loss is not reasonably estimable at this time. We record reserves for claims and lawsuits when they are probable and reasonably estimable. For matters where the likelihood or extent of a loss is not probable or cannot be reasonably estimated, we have not recognized in our consolidated financial statements potential liabilities that may result.
Sherman Act Antitrust Class Action Litigation — Maderazo, et al v. VHS San Antonio Partners, L.P. d/b/a Baptist Health Systems, et. al., Case No. 5:06cv00535 (United States District Court, Western District of Texas, San Antonio Division, filed June 20, 2006 and amended August 29, 2006) and Cason-Merenda, et al. v. Detroit Medical Center, et al., Case No. 2:06-cv-15601-GER-DAS (United States District Court, Eastern District of Michigan, Southern Division, filed December 15, 2006
On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against our Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses’ compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses’ compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys fees. From 2006 through April 2008, we and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, solely the issue of whether the court will certify a class in this suit, the court having bifurcated the class and merit issues. In April 2008, the case was stayed by the judge pending his ruling on plaintiffs’ motion for class certification. We believe that the allegations contained within this putative class action suit are without merit, and we have vigorously worked to defeat class certification. If a class is certified, we will continue to defend vigorously against the litigation.
On the same date in 2006 that this suit was filed against us in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by us). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, one of which systems was DMC. Since representatives of the Service Employees International Union (“SEIU”) joined plaintiffs’ attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, we believe that SEIU’s involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio and Detroit. The registered nurses in our hospitals in San Antonio and Detroit are currently not members of any union. In the suit in Detroit against DMC, the court did not bifurcate class and merits issues. On March 22, 2012, the judge issued an opinion and order granting in part and denying in part the defendants’ motions for summary judgment. The defendants’ motions were granted as to the count of the complaint alleging wage fixing by defendants, but were denied as to the count alleging that the defendants’ sharing of wage information allegedly resulted in the suppression of nurse wages. The opinion, however, did not address plaintiffs’ motion for class certification and did not address defendants’ challenge to the opinion of plaintiffs’ expert, but specifically reserved ruling on those matters for a later date.
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
Self-Disclosure of Employment of Excluded Persons
Federal law permits the OIG to impose civil monetary penalties, assessments and/or to exclude from participation in federal healthcare programs individuals and entities who have submitted false, fraudulent or improper claims for payment. Improper claims include those submitted by individuals or entities who have been excluded from participation. Civil monetary penalties of up to $10,000 for each item or service furnished by the excluded individual or entity, an assessment of up to three times the amount claimed and program exclusions also can be imposed on providers or entities who employ or enter into contracts with excluded individuals to provide services to beneficiaries of federal healthcare programs. Claims for services furnished by excluded parties may constitute false claims under the federal FCA. As such, the DOJ may also impose penalties on providers that employ excluded parties. Penalties include three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each claim. On October 12, 2009, we voluntarily disclosed to the OIG that two employees had been excluded from participation in Medicare at certain times during their employment. On September 9, 2010, we submitted to the OIG our formal voluntary disclosure pursuant to the OIG’s Provider Self-Disclosure Protocol in respect of these two employees. On October 20, 2010 and on November 4, 2010, the OIG accepted our submissions into the Self Disclosure Protocol. On December 6, 2011, the OIG closed out one of the disclosures with no action taken. On February 28, 2012, the U.S. Attorney's office for the District of Arizona notified us that it intended to participate in the other matter. If the OIG or DOJ were to impose all potentially available sanctions and penalties against us in this matter, such a result could materially affect our business, financial condition or results of operations. However, in the opinion of management, the ultimate resolution of this matter is not expected to have a material adverse effect on our financial position or results of operations.
DOJ Enforcement Initiative: Medicare Billing for Implantable Cardioverter Defibrillators (“ICDs”)
In September 2010, we received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the DOJ Civil Division, stating that, among other things, (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of ICDs that were not medically indicated and/or otherwise violated Medicare payment policy; (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present; (3) the relevant CMS National Coverage Determination (“NCD”) excludes Medicare coverage for ICDs implanted in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past three months; (4) DOJ’s initial analysis of claims submitted to Medicare indicates that many of our hospitals may have submitted claims for ICDs and related services that were excluded from coverage; (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient charts and other documents, along with statements under oath; and (6) we and our hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter, we immediately took steps to retain and preserve all of our information and that of our hospitals related to ICDs.
Published sources report that earlier in 2010 the DOJ served subpoenas on a number of hospitals and health systems for this same ICD Medicare billing issue, but that the DOJ appears later in 2010 to have changed its approach, in that hospitals and health systems have since September 2010 received letters regarding ICDs substantially in the form of the letter that we received, rather than subpoenas. DMC received its letter from DOJ in respect of ICDs in December 2010. We understand that the DOJ is investigating hundreds of other hospitals, in addition to ours, for ICD billings, as part of a national enforcement initiative.

We have entered into tolling agreements with the DOJ. In addition, the DOJ has advised us that the investigation covers implantations after October 1, 2003, has identified the cases that are the subject of the DOJ’s investigation, and has requested that we review the identified cases. We understand that the DOJ has made similar requests for self-reviews of the other health systems and hospitals under investigation. We understand that the DOJ is finalizing a set of auditing instructions that it will be issuing to all the hospitals, nationally, that are being investigated. We further understand that the DOJ will request that hospitals audit the cases previously identified by the DOJ in accordance with those instructions, and that the DOJ intends to pursue settlement negotiations based on the results of the audit.
We intend to cooperate fully with the investigation of this matter. To date, the DOJ has not asserted any specific claim of damages against us or our hospitals. Because we are in the early stages of this investigation, we are unable to predict its timing or outcome at this time. However, as we understand that this investigation is being conducted under the FCA, we are at risk for significant damages under the FCA’s treble damages and civil monetary penalty provisions if the DOJ concludes a large percentage of claims for the identified patients are false claims and, as a result, such damages could materially affect our business, financial condition or results of operations.

OIG Subpoena: Physician Compensation Arrangements in Arizona

On March 16, 2012, we received a subpoena from the Office of Investigations of the OIG requesting documents related to the fair market value of compensation paid by VHS Outpatient Clinics, Inc. or its affiliates to five physicians. We provided the records requested by the OIG. The OIG did not assert any specific claims of damages against us. On June 7, 2012, the OIG notified us that its investigation had concluded and was closed.

We believe that this OIG investigation may have been related to a pending civil action that was filed under seal on December 15, 2011 with the U.S. District Court for the District of Arizona. On June 21, 2012, the U.S. Government filed a Notice of Election to Decline Intervention in that matter, as described below. We believe that all of the allegations described are without merit and intend to vigorously defend ourselves in this action, if pursued.

United States of America ex rel. Brad Graber v. VHS Outpatient Clinics, Inc. d/b/a Abrazo Medical Group and Vanguard Health Systems, Inc.

On July 11, 2012, we were served with a summons in a civil action that was originally filed under seal on December 15, 2011 with the U.S. District Court for the District of Arizona. This action was brought by Brad Graber as a private party “qui tam relator” on behalf of the federal government and various state governments. On June 21, 2010, the U.S. Government filed a Notice of Election to Decline Intervention. On June 25, 2012, the court issued an order unsealing the action.

A qui tam action is always filed under seal. Before a qui tam action is unsealed, and typically following an investigation by the government initiated after filing of the qui tam action, the government is required to notify the court of its decision whether to intervene in the action. The government could seek to intervene in this qui tam action in the future with permission from the court. Where the government ultimately declines to intervene, the qui tam relators may continue to pursue the litigation at their own expense on behalf of the federal or state government and, if successful, would receive a portion of the government's recovery.

The action brought by Mr. Graber alleges civil violations of the FCA, namely that we entered into arrangements with physicians that failed to meet certain statutory requirements of the Stark Law that compensation be at fair market value and that we retaliated against Mr. Graber. The action seeks damages provided for in the FCA.

We believe that all of the allegations described above are without merit and intend to vigorously defend ourselves in this action, if pursued.
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

Item 4.     Mine Safety Disclosures.

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock began trading on June 22, 2011, on the New York Stock Exchange (“NYSE”) under the symbol “VHS.” Prior to that date, there was no public market for our common stock. As of August 1, 2012, there were 75 holders of record of our common stock. This does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.
The following table sets forth the high and low sales prices per share of our common stock as reported on the NYSE for our year ended June 30, 2012 and for the date our common stock began trading until the end of the fourth fiscal quarter of 2011:

	High	Low
Year ended June 30, 2012:
First quarter	$18.00	$9.85
Second quarter	$11.30	$8.60
Third quarter	$11.90	$8.84
Fourth quarter	$9.98	$6.92

Year ended June 30, 2011:
June 22, 2011 to June 30, 2011	$18.58	$16.62
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

Item 6.    Selected Financial Data.
The following table sets forth our selected historical financial and operating data for, or as of the end of, each of the five fiscal years ended June 30, 2008, 2009, 2010, 2011 and 2012. The selected historical financial data as of and for the years ended June 30, 2008, 2009, 2010, 2011 and 2012 were derived from our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm. See “Executive Overview” included in “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This table should be read in conjunction with the consolidated financial statements and notes thereto.

	Year ended June 30,
	2008	2009	2010	2011	2012
Statement of Operations Data (millions):
Total revenues	$2,570.1	$2,975.1	$3,224.4	$4,581.7	$5,949.0
Costs and expenses:
Salaries and benefits (includes stock compensation of $2.5, $4.4 $4.2, $4.8 and $9.2 respectively)	1,146.2	1,233.8	1,296.2	2,020.4	2,746.9
Health plan claims expense	328.2	525.6	665.8	686.3	578.9
Supplies	433.7	455.5	456.1	669.9	911.6
Other operating expenses	398.5	461.9	483.9	798.8	1,173.3
Medicare and Medicaid EHR Incentives	—	—	—	(10.1)	(28.2)
Depreciation and amortization	129.3	128.9	139.6	193.8	258.3
Interest, net	122.1	111.6	115.5	171.2	182.8
Monitoring fees and expenses	6.3	5.2	5.1	31.3	—
Acquisition related expenses	—	—	3.1	12.5	14.0
Impairment and restructuring charges	—	6.2	43.1	6.0	(0.1)
Debt extinguishment costs	—	—	73.5	—	38.9
Other expenses	0.2	(2.5)	0.9	(4.5)	(6.0)
Subtotal	2,564.5	2,926.2	3,282.8	4,575.6	5,870.4
Income (loss) from continuing operations before income taxes	5.6	48.9	(58.4)	6.1	78.6
Income tax benefit (expense)	(2.2)	(16.8)	13.8	(8.6)	(22.2)
Income (loss) from continuing operations	3.4	32.1	(44.6)	(2.5)	56.4
Loss from discontinued operations, net of taxes	(1.1)	(0.3)	(1.7)	(5.9)	(0.5)
Net income (loss)	2.3	31.8	(46.3)	(8.4)	55.9
Net loss (income) attributable to non-controlling interests	(3.0)	(3.2)	(2.9)	(3.6)	1.4
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.7)	$28.6	$(49.2)	$(12.0)	$57.3
Per Share Data:
Basic earnings (loss) per share	$(0.01)	$0.64	$(1.10)	$(0.26)	$0.75
Diluted earnings (loss) per share	(0.01)	0.63	(1.10)	(0.26)	0.71
Cash dividends paid per share	—	—	—	9.81	—
Balance Sheet Data (millions):
Cash and cash equivalents	$141.6	$308.2	$257.6	$936.6	$455.5
Assets	2,582.3	2,731.1	2,729.6	4,596.9	4,788.1
Long-term debt, including current portion	1,537.5	1,551.6	1,752.0	2,787.6	2,706.6
Working capital	217.8	251.6	105.0	333.1	594.3

	Year ended June 30,
	2008	2009	2010	2011	2012
Other Financial Data (millions):
Adjusted EBITDA (a)	$266.0	$302.7	$326.6	$423.0	$575.7
Capital expenditures	119.8	132.0	155.9	206.5	293.3
Cash provided by operating activities	176.3	313.1	315.2	276.6	113.6
Cash used in investing activities	(143.8)	(133.6)	(156.5)	(544.9)	(513.2)
Cash provided by (used in) financing activities	(11.0)	(12.9)	(209.3)	947.3	(81.5)

	Year ended June 30,
	2008	2009	2010	2011	2012
Unaudited Operating Data — continuing operations:
Number of hospitals, end of period	15	15	15	26	28
Number of licensed beds, end of period (b)	4,181	4,135	4,135	6,201	7,064
Discharges (c)	169,668	167,880	168,370	223,793	285,026
Adjusted discharges (d)	283,250	288,807	295,702	404,178	518,118
Net revenue per adjusted discharge (e)	$7,321	$7,775	$7,893	$8,860	$9,637
Patient days (f)	734,838	709,952	701,265	977,879	1,254,121
Adjusted patient days (g)
Average length of stay (h)	4.33	4.23	4.17	4.37	4.40
Inpatient surgeries (i)	37,538	37,970	37,320	49,813	67,258
Outpatient surgeries (j)	73,339	76,378	75,969	98,875	127,402
Emergency room visits (k)	588,246	605,729	626,237	924,848	1,220,357
Health plan member lives (l)	149,600	218,700	241,200	245,100	234,500
Health plan claims expense percentage (m)	72.9%	77.5%	79.3%	78.9%	76.4%

	Year ended June 30,
	2008	2009	2010	2011	2012
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(0.7)	$28.6	$(49.2)	$(12.0)	$57.3
Interest, net	122.1	111.6	115.5	171.2	182.8
Income tax expense (benefit)	2.2	16.8	(13.8)	8.6	22.2
Depreciation and amortization	129.3	128.9	139.6	193.8	258.3
Non-controlling interests	3.0	3.2	2.9	3.6	(1.4)
Equity method income	(0.7)	(0.8)	(0.9)	(0.9)	(1.5)
Stock compensation	2.5	4.4	4.2	4.8	9.2
Loss (gain) on disposal of assets	0.8	(2.3)	1.8	(0.2)	0.6
Realized losses (gains) on investments	—	0.6	—	(1.3)	—
Monitoring fees and expenses	6.4	5.2	5.1	31.3	—
Acquisition related expenses	—	—	3.1	12.5	14.0
Debt extinguishment costs	—	—	73.5	—	38.9
Impairment and restructuring charges	—	6.2	43.1	6.0	(0.1)
Pension expense (credits)	—	—	—	(2.1)	(5.1)
Loss from discontinued operations net of taxes	1.1	0.3	1.7	5.9	0.5
Adjusted EBITDA	$266.0	$302.7	$326.6	$421.2	$575.7
_____________________

(a)
We define Adjusted EBITDA as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, non-controlling interests, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, pension expense (credits), and discontinued operations, net of taxes. Monitoring fees and expenses represent fees and reimbursed expenses paid to affiliates of The Blackstone Group and Metalmark Subadvisor LLC for advisory and oversight services. Adjusted EBITDA is a measure used by management to evaluate its operating performance. It is reasonable to expect these reconciling items to occur in future periods, but for many of them the amounts recognized can vary significantly from period to period, do not relate directly to the ongoing operations of our healthcare facilities and complicate period to period comparisons of our results of operations and comparisons with other healthcare companies. Adjusted EBITDA is not intended as a substitute for net income (loss) attributable to Vanguard Health Systems, Inc. stockholders, operating cash flows or other cash flow statement data determined in accordance with U.S. generally accepted accounting principles ("GAAP"). Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow available for management’s discretionary use, since it does not consider certain cash requirements such as interest payments, tax payments and other debt service requirements. Because Adjusted EBITDA is not a GAAP measure and is susceptible to varying calculations, Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies. We believe that Adjusted EBITDA provides useful information to investors, lenders, financial analysts and rating agencies as a measurement of our financial performance on the same basis as that viewed by management. These groups have historically used EBITDA-related measures in the healthcare industry, along with other measures, to estimate the value of a company, to make informed investment decisions, to evaluate a company’s operating performance compared to that of other companies in the healthcare industry, and to evaluate a company’s leverage capacity and its ability to meet its debt service requirements. Adjusted EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Adjusted EBITDA also eliminates the effects of changes in interest rates that management believes relate to general trends in global capital markets, but are not necessarily indicative of a company’s operating performance. Many of the items excluded from Adjusted EBITDA result from decisions outside the control of operating management and may differ significantly from company to company due to differing long-term decisions regarding capital structure, capital investment strategies, the tax jurisdictions in which the companies operate and unique circumstances of acquired entities. Adjusted EBITDA is also used by us to measure individual performance for incentive compensation purposes and as an analytical indicator for purposes of allocating resources to our operating businesses and assessing their performance, both internally and relative to our peers, as well as to evaluate the performance of our operating management teams. The following table sets forth a reconciliation of Adjusted EBITDA to net income (loss) attributable to Vanguard Health Systems, Inc. stockholders for the respective periods presented (in millions).

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

(e)
Net revenue per adjusted discharge is calculated by dividing net patient revenues by adjusted discharges, and measures the average net payment expected to be received for an episode of service provided to a patient.

(f)	Patient days represent the number of days (calculated as overnight stays) our beds were occupied by patients during the respective periods.

(g)
Adjusted patient days represent actual patient days adjusted to include outpatient services by multiplying actual patient days by the sum of gross inpatient revenues and outpatient revenues and dividing the result by gross inpatient revenues.

(h)	Average length of stay represents the average number of days an admitted patient stays in our hospitals.

(i)	Inpatient surgeries represent the number of surgeries performed in our hospitals where overnight stays are necessary.

(j)	Outpatient surgeries represent the number of surgeries performed at our hospitals or ambulatory surgery centers on an outpatient basis (patient overnight stay not necessary).

(k)
Emergency room visits represent the number of patient visits to a hospital-based or freestanding emergency room where treatment is received, regardless of whether an overnight stay is subsequently required.

(l)	Member lives represent the total number of members in PHP, AAHP, CHS and VBIC as of the end of the respective period.

(m)	Health plan claims expense percentage is calculated by dividing health plan claims expense by premium revenues.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K and the information set forth under “Item 6 — Selected Financial Data.” The discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Item 1A — Risk Factors” included elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from those estimated or projected in any of these forward-looking statements.
Executive Overview

Our mission is to help people in the communities we serve achieve health for life by delivering a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee for value basis, expanding services and strengthening the financial performance of our existing operations, and selectively developing or acquiring other healthcare businesses where we see an opportunity to improve operating performance and expand our mission. We believe this business strategy is a framework for long-term success in an industry that is undergoing significant change, but we will continue to experience operating challenges in the short term until the general economy improves and our initiatives are fully implemented.
As of June 30, 2012, we owned and operated 28 hospitals with a total of 7,064 licensed beds and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. As of June 30, 2012, we also owned four health plans with approximately 234,500 members.

During the year ended June 30, 2012, we integrated the acquisition of two hospitals and related healthcare services located in Harlingen and Brownsville, Texas. During fiscal 2011, we acquired a total of 11 hospitals and related healthcare services located in metropolitan Detroit; metropolitan Chicago; and metropolitan Phoenix.

During the year ended June 30, 2012, our revenue growth was impacted by ongoing challenges including less demand for elective services, some of which related to a weakened general economy, and a shift from services provided to managed care enrollees to uninsured patients or to patients covered by lower paying Medicaid plans. We believe these challenges will not subside dramatically in the near future. In addition, multiple states in which we operate reduced Medicaid reimbursement levels during the past year, which reduced our revenues. Health plan premium revenues decreased 12.9% during the year ended June 30, 2012, compared to the prior year due to capitation rate decreases at PHP implemented by Arizona’s Medicaid plan and changes in eligibility qualification for certain categories of patients. PHP was able to make adjustments to Medicaid reimbursement rates to healthcare providers resulting in decreased claims expense. We have been able to reduce certain costs to mitigate the impact of the limited revenue growth, but we are not certain these cost reduction measures will be sustainable if economic weakness persists during fiscal 2013 and beyond. Our comprehensive debt refinancing during January 2010 extended the maturities of our debt by up to five years. Our additional debt offerings in July 2010, January 2011 and March 2012 and our initial public offering in June 2011 established a capital structure to fund our long-term growth strategies.

7.750% New Senior Notes

On March 30, 2012, we issued an aggregate principal amount of $375.0 million of 7.750% Senior Notes due 2019 (the “New Notes”) in a private placement pursuant to the indenture, dated as of January 26, 2011, governing our existing 7.750% Senior Notes due 2019. The New Notes bear interest at a rate of 7.750% per annum. We pay interest on the notes semi-annually in cash in arrears on February 1 and August 1 of each year. The New Notes mature on February 1, 2019. We used a portion of the net proceeds from the offering of the New Notes to repay all indebtedness outstanding under our revolving credit facility on March 30, 2012.

Credit Facility Debt

In April 2012, we received commitments, which became effective in May 2012, from existing lenders to increase the borrowing capacity available under our 2010 Revolving Facility by $105.0 million to $365.0 million.

Redemption of 10.375% Senior Discount Notes
During the year ended June 30, 2012, we used the net proceeds from our initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem approximately $450.0 million accreted value of our Senior Discount Notes and to pay $27.6 million of redemption premiums relating thereto. The redemptions resulted in the recognition of debt extinguishment costs of approximately $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. In addition, we redeemed approximately $6.0 million of additional Senior Discount Notes through privately negotiated transactions during the year ended June 30, 2012. The cumulative redemption of the Senior Discount Notes during fiscal 2012 resulted in approximately $9.9 million of remaining unredeemed accreted value of these notes outstanding as of June 30, 2012.

The Acquisitions

Our most recent and significant acquisitions during fiscal 2012 and 2011 are as follows:
Valley Baptist Health System
Effective September 1, 2011, we acquired substantially all of the assets of Valley Baptist, including hospitals with a combined 866 licensed beds located in Harlingen, Texas and Brownsville, Texas. In connection with the acquisition, we entered into a management agreement, pursuant to which we are responsible for the management of Valley Baptist's operations. We paid approximately $200.5 million in cash at closing to acquire the net assets of Valley Baptist. In addition to the cash investment, we also assumed certain of the seller’s debt and issued a 49% non-controlling interest in the partnership to the seller. We funded the cash investment with cash on hand.
The Detroit Medical Center
Effective January 1, 2011, we purchased all of the assets of DMC (other than donor-restricted assets and certain other assets), which assets consisted primarily of eight acute care and specialty hospitals and related healthcare facilities in the metropolitan Detroit, Michigan area. These eight hospitals are DMC Children’s Hospital of Michigan, DMC Detroit Receiving Hospital, DMC Harper University Hospital, DMC Huron Valley-Sinai Hospital, DMC Hutzel Women’s Hospital, DMC Rehabilitation Institute of Michigan, DMC Sinai-Grace Hospital and DMC Surgery Hospital, with a combined 1,734 licensed beds. We paid cash of $368.1 million to acquire the DMC assets using cash on hand ($4.8 million of this amount represented acquisition related expenses).
As part of the DMC acquisition, we assumed all of its liabilities (other than its outstanding bonds, certain other debt and certain other liabilities). The assumed liabilities include a pension liability under a “frozen” defined benefit pension plan of DMC. We also committed to spend $350.0 million during the five years subsequent to closing for the routine capital needs of the DMC facilities and an additional $500.0 million in capital expenditures during this same five-year period, which latter amount relates to a specific project list agreed to between the DMC board of representatives and us. To collateralize this $500.0 million specified project capital commitment, we entered into a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the principal amount of $500.0 million. The principal amount of the promissory note is reduced automatically as we expend capital or escrow cash related to this capital commitment.

Operating Environment
We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us. In order to remain competitive in the markets we serve, we must transform our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers. These factors will require continued focus on improving the quality of care, reducing costs and the integration of our ambulatory service lines. The changes to the healthcare landscape that have begun or that we expect to begin in the immediate future are outlined below.
Expansion of ambulatory and population health services

As we attempt to remain flexible and competitive in a dynamic healthcare environment, we have added focus and resources to our ambulatory care endeavors.  We have pursued, or are pursuing, joint ventures in physician practice management and population health risk services with experienced companies or individuals that already operate in these disciplines.  We also continue to pursue the expansion of certain strategic health risk products, through either acquisition or partnership opportunities, to leverage the skill sets acquired through our physician practice and population health management efforts. Further, in our existing markets, we are pursuing the acquisition or development of ambulatory care facilities, such as ambulatory surgery centers, home health agencies, cancer centers and imaging centers, in an attempt to create a more comprehensive network of healthcare services. Management believes that the added focus on ambulatory care, together with the addition of new ambulatory competencies, will enable us to take advantage of future opportunities in the ambulatory care sector, especially in an era of health reform.
Implementation of our Clinical Quality Initiatives

Further governmental reimbursement will be impacted by quality of care. We have implemented many of our expanded clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of reportable CMS quality indicators, rapid response teams, continued focus on work flow efficiency and process improvement, establishing clinical standards of care across key system service lines, improving transition of care to reduce hospital readmissions and aligning hospital management incentive compensation with quality performance indicators.
Physician Alignment

Our ability to attract skilled physicians to our hospitals is critical to our success. We believe that coordination of care and alignment of care strategies between hospitals and physicians will become more critical as reimbursement becomes more episode-based. As of June 30, 2012, we employed approximately 700 non-resident physicians and have continued to recruit primary care and specialty physicians and physician groups to the communities that we serve as market-specific needs have warranted. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. We have established Physician Leadership Councils, comprised of physicians focused on driving clinical and operational performance, at most of our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals. We also believe our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.
Governmental Regulation
Health Reform Law. The provisions included in the Health Reform Law, enacted in March 2010, provide for, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of Exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement, including market basket and DSH payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and Exchange insurance plans. The Health Reform Law is also under considerable scrutiny from Congress, and the states are moving at different speeds to implement portions of the Health Reform Law left to their discretion. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we hope to transform our delivery of care to adapt to the changes from the Health Reform Law that will be implemented during the next several years.

Budget Control Act. On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law increased the nation's borrowing authority while taking steps to reduce federal spending and the deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over ten years, beginning in FFY 2012. Under a second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the board spending reductions must be implemented over ten years beginning in February 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and CHIP programs) are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. If sequestration goes into effect and these reductions are implemented, Medicare payments to hospitals and for other services could be reduced. Congress may take additional action in 2012 or 2013 to further reduce federal spending and the deficit to avoid sequestration being triggered. If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could be substantially reduced. Congress may consider legislation that would seek to further reduce the federal deficit, which could also further substantially reduce Medicare and Medicaid spending, including payments to providers.

Accountable Care Organizations. The Health Reform Law requires the establishment of MSSPs that promote accountability and coordination of care through the creation of ACOs. MSSP ACOs receive payment from Medicare on a fee-

for-service basis and may receive additional “shared savings” payments or be at-risk for “shared losses” based on an increase or decrease in annual fee-for-service payments to the ACO. CMS estimates that approximately 50-270 organizations will enter into ACO agreements with an estimated aggregate median impact of $1.31 billion in bonus payments to ACOs for CYs 2012-2015. In addition to the MSSP ACO model, CMS developed the “Pioneer ACO” model. The Pioneer ACO model generally requires compliance with the MSSP ACO program rules in the final regulations, but differs from the finalized MSSP ACO model in several ways, including, but not limited to, higher levels of sharing and risk, opportunity for population-based payments, requirements for outcomes-based payment contracting with other payors and a higher number of assigned beneficiaries.

We submitted a Pioneer ACO application in Michigan, and were approved to become a Pioneer ACO effective January 1, 2012. We have also been awarded 2013 MSSP ACOs in Massachusetts, Illinois and San Antonio. We expect to continue to explore opportunities to develop or enhance ACOs in our markets.

Medicare and Medicaid EHR Incentive Payments. The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. During the fiscal years ended June 30, 2011 and 2012, our pre-tax income was positively impacted by $10.1 million and $28.2 million, respectively, related to combined Medicare and Medicaid EHR incentives recognized. We believe that the operational benefits of EHR technology, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.
Payer Mix Shifts

During the fiscal year ended June 30, 2012 compared to the prior fiscal year, we provided more healthcare services to patients who were uninsured and provided fewer healthcare services to patients who had insurance coverage. Much of this shift resulted from general economic weakness in the markets we serve and Medicaid eligibility reductions in Arizona. For those with insurance coverage, we have experienced a shift during the past two years from managed care coverage to Medicaid or managed Medicaid coverage. A portion of this shift also resulted from our acquisition of DMC, which provides a greater percentage of services to Medicaid patients than our other facilities. We are uncertain how long the economic weakness will continue, but believe that conditions will not improve significantly during our 2013 fiscal year.
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
We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and

•	individual patients.
The following table sets forth the percentages of net patient revenues by payer for each of the fiscal years ended June 30, 2010, 2011 and 2012.

	Year ended June 30,
	2010	2011	2012
Medicare	26.9%	27.5%	28.0%
Medicaid	7.7%	12.7%	14.2%
Managed Medicare	15.7%	12.7%	10.7%
Managed Medicaid	10.0%	10.1%	9.7%
Managed care	37.8%	34.9%	34.3%
Self pay	1.1%	1.2%	1.8%
Other	0.8%	0.9%	1.3%
Total	100.0%	100.0%	100.0%
See “Item 1. Business—Sources of Revenues” included elsewhere in this Annual Report on Form 10-K for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discuss the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education, including the annual Medicare regulatory updates published by CMS in August 2012 that impact reimbursement rates under the plan for services provided during the FFY beginning October 1, 2012 and the impact of the Health Reform Law on these reimbursements.
Volumes by Payer
During the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011, discharges increased 27.4% and adjusted discharges increased 28.2%. On a same store basis, discharges decreased 2.1%, while adjusted discharges increased 1.4%. The following table provides details of discharges by payer for each of the fiscal years ended June 30, 2010, 2011 and 2012.

	Year ended June 30,
	2010		2011		2012
Medicare	46,385	27.5%	64,320	28.7%	83,242	29.2%
Medicaid	14,867	8.8%	23,783	10.6%	32,602	11.4%
Managed Medicare	27,393	16.3%	31,984	14.3%	35,600	12.5%
Managed Medicaid	25,717	15.3%	36,670	16.4%	48,235	16.9%
Managed care	45,152	26.8%	53,527	23.9%	64,844	22.8%
Self pay	8,168	4.9%	12,459	5.6%	19,077	6.7%
Other	688	0.4%	1,050	0.5%	1,426	0.5%
Total	168,370	100.0%	223,793	100.0%	285,026	100.0%
Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same store basis was $7,893, $7,950 and $8,291 for the fiscal years ended June 30, 2010, 2011 and 2012, respectively. Growth in this ratio continues to be limited by the payer mix shifts we have experienced during the past 12 months. A greater percentage of our discharges during the fiscal year ended June 30, 2012 was attributable to patients who had Medicaid coverage or were uninsured as opposed to those with managed care coverage compared to the fiscal year ended June 30, 2011. We typically receive lower reimbursement for services provided to patients covered by Medicaid, whether under such traditional or managed programs, than for those same services provided to patients with commercial managed care coverage.
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

June 30, 2011	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.8%	1.5%	1.0%	18.3%
Medicaid	6.1%	1.2%	1.6%	8.9%
Managed Medicare	6.9%	0.7%	0.5%	8.1%
Managed Medicaid	12.2%	1.7%	1.6%	15.5%
Managed care	21.0%	2.9%	1.6%	25.5%
Self pay(1)	10.5%	3.7%	1.5%	15.7%
Self pay after primary(2)	1.5%	2.2%	1.0%	4.7%
Other	1.9%	0.6%	0.8%	3.3%
Total	75.9%	14.5%	9.6%	100.0%

June 30, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	16.5%	1.5%	1.2%	19.2%
Medicaid	5.7%	1.9%	1.8%	9.4%
Managed Medicare	6.7%	0.6%	0.5%	7.8%
Managed Medicaid	11.2%	1.4%	1.0%	13.6%
Managed care	19.8%	2.5%	3.0%	25.3%
Self pay(1)	11.1%	4.9%	2.5%	18.5%
Self pay after primary(2)	1.1%	1.8%	0.9%	3.8%
Other	1.3%	0.5%	0.6%	2.4%
Total	73.4%	15.1%	11.5%	100.0%
_____________________

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.
Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 88.2% and 103.6% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2011 and 2012, respectively. This ratio was 92.5% and 98.4% on a same store basis as of June 30, 2011 and 2012, respectively. See specific discussions that address payment delays and the aging of our accounts receivable at June 30, 2012, within the "Liquidity and Capital Resources - Operating Activities" section of this Annual Report on Form 10-K.
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
The demand for Medicaid coverage has increased during the past two years due to job losses that have left many individuals without health insurance. Medicaid remains the highest individual program cost for most states, including those in which we operate. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have enacted and may further enact healthcare spending cuts or defer cash payments to healthcare providers to avoid raising taxes during periods of economic weakness.
The American Recovery and Reinvestment Act enacted in 2009 set aside approximately $87 billion to provide additional Medicaid funding to states in the form of a temporary increase in the federal medical assistance percentage ("FMAP") until December 2010. In August 2010, the additional FMAP assistance was extended until June 30, 2011 with a transitional phase-out to occur from January 1, 2011 to June 30, 2011. Absent significant improvement in economic conditions, we expect that many of the states in which we operate will encounter additional budgetary issues now that the additional FMAP funding has expired and, similar as described below with respect to Arizona and Texas, may choose to reduce Medicaid reimbursements or limit eligibility for Medicaid coverage, which could have a material adverse impact on our results of operations and cash flows. During the fiscal year ended June 30, 2012, Medicaid and managed Medicaid programs accounted for approximately 23.9% of our net patient revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to healthcare provider reimbursement rates or reducing benefits to enrollees. During the fiscal year ended June 30, 2012, we recognized approximately 34.3% of our net patient revenues from managed care payers.
In recent years, both the Medicare program and several large managed care companies have changed our reimbursement to link some of their payments, especially their annual increases in payments, to performance on certain quality of care measures. We expect this trend to “pay-for-performance” to increase in the future. Summarized below, are a few of the key updates to governmental and managed care reimbursements as they pertain to us.

Arizona Reimbursement

On March 15, 2011, the Governor of Arizona announced the state's plan to reform Medicaid by making changes to eligibility, freezing enrollment, and modifying reimbursement rates, among other proposals. Many of the proposed changes required federal approval. In April 2011, the Governor signed Arizona's fiscal year 2012 budget legislation, which included a 5% reduction to provider reimbursement, effective October 1, 2011, and a reduction in Medicaid beneficiaries through enrollment caps, attrition and more stringent eligibility requirements. Following the passage of the legislation, on October 21, 2011, CMS approved certain modifications to Arizona's waiver, consistent with the legislative plans. The AHH challenged the reimbursement cut, but the U.S. District Court for the District of Arizona declined to issue a preliminary injunction preventing the rate decrease and AHH voluntarily dismissed its claims on April 2, 2012.

For a five year period, the waiver allows Arizona to freeze Medicaid enrollment for certain programs and provides flexibility for the state to fund other programs based on availability of resources. However, CMS did not approve Arizona's waiver proposal to freeze enrollment of parents with incomes between 75-100% of the FPL. In April 2012, CMS approved a modification to Arizona's waiver that provides additional funding to certain safety net hospitals and temporarily expands Medicaid eligibility for low income children. In April 2012, CMS also approved Arizona's State Plan Amendment, which imposes a 25-day limit per year on inpatient hospital services for adults 21 and older, retroactive to October 1, 2011. Additionally, AHCCCS has proposed a gain sharing plan, the details of which have not been finalized, which would be implemented through an annual reconciliation process with the managed Medicaid health plans. In July of 2012, CMS approved further modifications to Arizona's waiver that revised the State's Medicaid DSH payment methodology.
Texas Reimbursement

Similar to the Arizona reimbursement cuts, in July 2011, the Texas Health and Human Services Commission (“HHSC”) issued a final rule implementing a statewide acute care hospital inpatient Standard Dollar Amount (“SDA”) rate along with an 8% reduction in Medicaid hospital outpatient reimbursement. The MS-DRG relative weights were also rebased concurrent with the SDA rate change. In June 2012, HHSC submitted a proposed regulation to transition from the use of MS-DRGs to the All

Patient Refined Diagnosis Related Groups. After holding a public hearing on July 23, 2012 and receiving written comments on the proposed regulation, HHSC has indicated that it intends to issue a revised final regulation, which will be effective September 1, 2012. The SDA rate includes certain add-on adjustments for geographic wage-index, indirect medical education and trauma services but does not include add-on adjustments for higher acuity services such as neonatal and other women's services. The June 2012 proposed rule would remove the cost of living index calculation for the statewide base SDA.

Our Texas hospitals participate in private supplemental Medicaid reimbursement programs that are structured to expand the community safety net by providing indigent healthcare services and result in additional revenues for participating hospitals. CMS approved a Medicaid waiver in December 2011 that allows Texas to continue receiving supplemental Medicaid reimbursement while expanding its managed Medicaid program. The Texas HHSC issued a final rule, effective July 1, 2012, which implements the provider eligibility requirements and payment methodologies approved by CMS under the waiver. The method by which the Bexar County, Texas supplemental Medicaid reimbursement programs will be administered, effective for periods subsequent to July 1, 2012, will be different from the historical method of administration. This change may result in decreased reimbursement to our San Antonio hospitals under these programs. For the year ended June 30, 2012, our San Antonio hospitals recognized approximately $26.1 million in net patient service revenues and incurred $3.6 million of expenses related to these programs. While we currently do not expect these changes to significantly impact these reimbursement programs for the counties served by our Valley Baptist hospitals, we cannot be certain that these reimbursements will not also be negatively impacted. From the date of acquisition (September 1, 2011) through June 30, 2012, we recognized $15.7 million of net patient service revenues and incurred $7.6 million of expenses related to these programs at our Valley Baptist hospitals.

HHSC proposed regulations to change the methodology for calculating and distributing state Medicaid DSH reimbursements effective July 1, 2012, but declined to implement the new regulations after public comment. However, HHSC did issue a final rule revising the methodology for Hospital-Specific Payment Limits which is tied to Medicaid DSH reimbursement, effective as of July 1, 2012. The impact of this methodology change could significantly reduce the amount of state Medicaid DSH reimbursements we receive in Texas for our fiscal year ending June 30, 2013. During fiscal 2012, we recognized $32.9 million of Texas Medicaid DSH revenues. Of this amount, $14.9 million was recorded as receivables from the State of Texas for combined Medicaid DSH and the Texas Upper Payment Limit and community safety net programs as of June 30, 2012.

Recent Massachusetts Legislation

On August 6, 2012, the Governor of Massachusetts signed comprehensive healthcare payment reform legislation, "An Act Improving The Quality Of Health Care And Reducing Costs Through Increased Transparency, Efficiency And Innovation." This legislation is estimated to reduce healthcare costs in Massachusetts by as much as $200 billion over the next 15 years through many provider-specific and systemic changes. Among these changes are provisions requiring adoption of new payment methodologies by state-funded healthcare programs, public reporting of healthcare provider cost and quality measures, monitoring of price variation among healthcare providers and enforcement of healthcare cost growth benchmarks. We are unable to predict the effect of this legislation on our revenue and operations.
Rural Floor Provision
The Balanced Budget Act of 1997 ("BBA") established a rural floor provision, by which an urban hospital's wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, CMS was required to increase the wage index for all affected urban hospitals and to then calculate a rural floor budget neutrality adjustment ("RFBNA") to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS had miscalculated the RFBNA since 1999.

The related litigation was settled in April 2012. As a result of the settlement, we received additional Medicare payments of approximately $40.6 million during June 2012. This amount was recorded as additional revenues during the fiscal year ended June 30, 2012. Estimated direct related expenses of approximately $7.8 million were recorded during the fiscal year ended June 30, 2012.

SSI Update

During March 2012, CMS issued new Supplemental Security Income ("SSI") ratios used for calculating Medicare DSH reimbursement for FFYs ending September 30, 2006 through September 30, 2009. As a result of these new SSI ratios, hospitals must recalculate their Medicare DSH reimbursement for the affected years and record adjustments for any differences in estimated reimbursement as a part of their annual cost report settlement process. Historically, CMS issued each hospital its SSI ratio annually, several months after the end of each fiscal year. However, CMS delayed issuing final SSI ratios for years after FFY 2005 likely due to a court case challenging the government's computation of SSI ratios. This challenge, which began in 2006, was resolved in the U.S. Circuit Court of Appeals late last year.

Pending CMS's issuance of new SSI ratios for FFY 2006 forward, we had utilized the SSI ratios that were most recently provided by CMS in filing our hospital cost reports. The cumulative impact of this updated Medicare reimbursement estimate was an increase in revenues of approximately $9.1 million for the fiscal year ended June 30, 2012.
Premium Revenues
We recognize premium revenues from our four health plans, PHP, AAHP, CHS and VBIC. Premium revenues from these plans decreased $112.0 million, or 12.9%, during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011. PHP’s average membership decreased to approximately 198,900 for the fiscal year ended June 30, 2012 compared to approximately 203,700 for the fiscal year ended June 30, 2011. PHP’s decrease in revenues resulted from two 5% reimbursement rate reductions by AHCCCS implemented as a 5% reduction in April 2011 and a 5% reduction in November 2011 (retroactive to October 1, 2011) and changes made by AHCCCS effective October 1, 2011 to limit health plan profitability for the remaining enrollee groups not previously subject to settlement.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical because they involve highly subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance:
•Revenues, Revenue Deductions and Uncompensated Care;
•Insurance Reserves;
•Health Plan Claims Reserves;
•Income Taxes; and
•Long-Lived Assets and Goodwill.
Revenues, Revenue Deductions and Uncompensated Care
We recognize patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. We record contractual adjustments to our gross charges to reflect expected reimbursement negotiated with or prescribed by third party payers. We estimate contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of our patient service revenues, we apply contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases we record an estimated allowance until payment is received. If our estimated contractual adjustments as a percentage of gross revenues were 1% higher for all insured accounts, our patient service revenues would have been reduced by approximately $117.9 million and $171.8 million for the fiscal years ended June 30, 2011 and 2012, respectively. We derive most of our patient service revenues from healthcare services provided to patients with Medicare (including managed Medicare plans) or managed care insurance coverage.

Services provided to Medicare patients are generally reimbursed at prospectively determined rates per diagnosis, while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state. Other than Medicare, no individual payer represented more than 10% of our patient service revenues.
Medicare regulations and many of our managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in our healthcare facilities. To obtain reimbursement for certain services under the Medicare program, we must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. We estimate amounts owed to or receivable from the Medicare program using the best information available and our interpretation of the applicable Medicare regulations. We include differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in our consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations before income taxes by $6.6 million, $7.3 million and $6.7 million during the years ended June 30, 2010, 2011 and 2012, respectively. Additionally, updated regulations and contract negotiations with payers occur frequently, which necessitates continual review of revenue estimation processes by management. We believe that future adjustments to our current third party settlement estimates will not materially impact our results of operations, cash flows or financial position.
We do not pursue collection of amounts due from uninsured patients that qualify for charity care under our guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the HHS). We deduct charity care accounts from revenues when we determine that the account meets our charity care guidelines. We also generally provide discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care, but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During fiscal year 2011, a significant percentage of our charity care deductions represented services provided to undocumented aliens under the Section 1011 border funding reimbursement program. Border funding qualification ended in Texas during our 2009 fiscal year and ended in Illinois during our 2010 fiscal year, and qualification will end during our 2013 fiscal year in Arizona.

In the ordinary course of business, we provide services to patients who are financially unable to pay for hospital care. We include charity care as a revenue deduction measured by the value of our services, based on standard charges, to patients who qualify under our charity care policy and do not otherwise qualify for reimbursement under a governmental program. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $24.7 million, $34.3 million and $65.8 million for the years ended June 30, 2010, 2011 and 2012, respectively. The estimated cost of charity care services was determined using a ratio of cost to gross charges determined from our most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
We record revenues related to the Provider Tax Assessment programs, such as those in Illinois and Michigan, when the receipt of payment from the state entity is assured. For the Texas Upper Payment Limit (“UPL”) program, we recognize revenues that offset the expenses associated with the provision of charity care when the services are provided. We recognize federal match revenues under the Texas UPL program when payments are assured.
Our ability to collect the self-pay portions of our receivables is critical to our operating performance and cash flows. Our allowance for doubtful accounts was approximately 29.7% and 34.3% of accounts receivable, net of contractual discounts, as of June 30, 2011 and 2012, respectively. The primary collection risk relates to uninsured patient accounts and patient accounts for which primary insurance has paid but patient deductibles or co-insurance portions remain outstanding.
We estimate our allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to discharge date plus percentages of uninsured accounts and self-pay after insurance accounts less than 365 days old. We test our allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. We also supplement our analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. We adjust the standard percentages in our allowance for doubtful accounts reserve policy as necessary given changes in trends from these analyses or policy changes. If our uninsured accounts receivable as of June 30, 2011 and 2012 were 1% higher, our provision for doubtful accounts would have increased by $2.1 million and $2.6 million, respectively. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on our estimates and significantly affect our liquidity, results of operations and cash flows.
Many of our hospitals have an uninsured discount policy whereby uninsured accounts (including those pending Medicaid qualification) that do not qualify for charity care receive the standard uninsured discount. The balance of these accounts is subject to our allowance for doubtful accounts policy. For those accounts that subsequently qualify for Medicaid coverage, the uninsured discount is reversed and the account is reclassified to Medicaid accounts receivable with the appropriate contractual discount applied. Thus, the contractual allowance for Medicaid pending accounts is no longer necessary for those accounts subject to the uninsured discount policy. Medicaid pending accounts receivable was $63.7 million and $103.4 million as of June 30, 2011 and 2012, respectively.
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
We receive premiums from private, state and federal agencies for members that are assigned to, or have selected, us to provide healthcare services under applicable contracts. The premiums we receive for each member vary according to the specific contract and are generally determined at the beginning of each contract period. The premiums are subject to adjustment throughout the terms of the respective contracts, although such adjustments are typically made at the commencement of each new contract renewal period.
We earned premium revenues of $839.7 million, $869.4 million and $757.4 million during the fiscal years ended June 30, 2010, 2011 and 2012, respectively, from our health plans. Our health plans have agreements with AHCCCS, CMS and various health maintenance organizations or employers to contract to provide medical services to subscribing participants. Under these agreements, our health plans receive monthly payments based on the number and coverage type of members. Our health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to CMS.
Insurance Reserves
We have self-insured medical plans that cover all of our employees. Claims are accrued under the self-insured plans as the incidents that gave rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience.
Due to the nature of our operating environment, we are subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business. We maintain professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of our self-insured retention (such self-insured retention maintained through one of our captive insurance subsidiaries and/or other of our subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for the Illinois hospitals subsequent to June 30, 2010. Effective with the acquisition of DMC on January 1, 2011, we also provide professional and general liability coverage to certain non-employed physicians in Michigan through another of our captive insurance subsidiaries.
Through the period ended June 30, 2010, we insured our excess professional and general liability coverage under a retrospectively rated policy, and premiums under this policy were recorded at the minimum premium. We self-insure our workers compensation claims ranging from $0.6 million to $1.0 million per claim and purchase excess insurance coverage for claims exceeding the self-insured limits.

Our professional and general liability reserve as of June 30, 2012 was $340.2 million and was comprised of (1) estimated indemnity payments and related loss adjustment expenses related to reported events (“case reserves”); (2) estimated indemnity payments related to incurred but not reported events (“IBNR”); and (3) estimated unallocated loss adjustment expenses representing an estimate of the administrative costs necessary to resolve outstanding claims, all on an undiscounted basis. Our accounting policy is to include estimates of case reserves, IBNR and unallocated loss adjustment expenses in our professional and general liability reserve. The IBNR portion of the reserve includes an estimate of losses expected to be covered by our excess insurance policies of approximately $29.8 million at June 30, 2012. We also had a receivable of approximately $29.8 million at June 30, 2012 for the expected reimbursement of these estimated excess coverage losses from third party insurance companies, reflected in prepaid expenses and other current assets on our consolidated balance sheet. We enter into excess or reinsurance policies with insurance carriers whose financial strength ratings are “A-” or greater, as issued by A. M. Best Company, a credit rating organization that specializes in the insurance industry. We believe any recorded excess receivables from such insurance carriers would be collectible at such time that a reported event reached an excess layer.

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

We consistently apply our processes for obtaining and analyzing loss data for our hospitals. We quickly integrate these same processes with respect to any hospitals we acquire. We estimate the average time between the claim incurred date and the claim settlement date to be approximately four to five years, but claims may be settled more or less quickly than this average based upon the claim-specific circumstances and the jurisdiction of the case. Many reported events or claims included in our loss history never result in a payment by us and are closed much more quickly than this average. We generally pay settled claims less than 30 days after a settlement is reached, which results in our settled claims liability being less than 1% of our total professional and general liability reserve.

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

The development of professional and general liability reserve estimates includes multiple judgments and assumptions, including the significant amount of time between the occurrence giving rise to the claim and the ultimate resolution of the claim (the tail period), the severity of individual claims based upon circumstances specific to each claim, determinations of the appropriate weighting of Company-specific and industry data, projections of adverse developments on reported claims, and differences between actual and expected judicial outcomes. While we believe our rigorous and consistent risk management processes and industry knowledge, our extensive historical claims experience, and actuarial reports enable us to reliably estimate our professional and general liability reserves, events may occur that could materially change our current estimates.
The following tables summarize our employee health, professional and general liability and workers compensation reserve balances (including the current portions of such reserves) as of June 30, 2009, 2010, 2011 and 2012 and claims loss and claims payment information during the years ended June 30, 2010, 2011 and 2012 (in millions).

	Employee Health	Professional and General Liability	Workers Compensation
Reserve balance:
June 30, 2009	$13.4	$92.9	$18.2
June 30, 2010	$14.1	$91.8	$15.7
June 30, 2011	$30.6	$326.8	$32.1
June 30, 2012	$28.9	$340.2	$34.3
Acquired balances and other:
Year ended June 30, 2011	$14.2	$227.9	$17.0
Year ended June 30, 2012	$2.1	—	—
Current year provision for claims losses:
Year ended June 30, 2010	$115.8	$26.4	$7.4
Year ended June 30, 2011	$169.3	$52.1	$11.0
Year ended June 30, 2012	$244.5	$81.1	$12.1
Adjustments to prior year claims losses:
Year ended June 30, 2010	$(1.5)	$8.4	$(5.1)
Year ended June 30, 2011	$(3.0)	$(5.4)	$(4.3)
Year ended June 30, 2012	$(3.8)	$0.5	$(0.3)
Claims paid related to current year:
Year ended June 30, 2010	$101.7	$1.1	$1.1
Year ended June 30, 2011	$144.8	$0.2	$2.1
Year ended June 30, 2012	$217.1	$0.1	$2.0
Claims paid related to prior year:
Year ended June 30, 2010	$11.9	$34.8	$3.7
Year ended June 30, 2011	$19.2	$39.4	$5.2
Year ended June 30, 2012	$27.4	$68.1	$7.6
Our best estimate of professional and general liability and workers compensation IBNR utilizes statistical confidence levels that are below 75%. Using a higher statistical confidence level, while not permitted under United States GAAP, would increase the estimated reserve. The following table illustrates the sensitivity of the reserve estimates at 75% and 90% confidence levels (in millions).

	Professional and General Liability	Workers Compensation
Reserve at June 30, 2011
As reported	$326.8	$32.1
With 75% confidence level	$371.0	$36.4
With 90% confidence level	$469.6	$44.7
Reserve at June 30, 2012
As reported	$340.2	$34.3
With 75% confidence level	$379.8	$40.4
With 90% confidence level	$420.3	$46.1
Our best estimate of employee health claims IBNR relies primarily upon payment lag data. If our estimate of the number of unpaid days of employee health claims expense changed by five days, our employee health IBNR estimate would change by approximately $3.2 million.

Health Plan Claims Reserves
During the fiscal years ended June 30, 2010, 2011 and 2012, health plan claims expense was $665.8 million, $686.3 million and $578.9 million, respectively, primarily representing medical claims of PHP. We estimate PHP’s reserve for medical claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of members and certain member demographic information. The following table provides the health plan reserve balances as of June 30, 2010, 2011 and 2012 and health plan claims and payment information during the fiscal years ended June 30, 2010, 2011 and 2012 (in millions).

	Year ended June 30,
	2010	2011	2012
Health plan reserves and settlements, beginning of year	$117.6	$149.8	$114.9
Acquired health plan reserves	—	—	4.6
Current year provision for health plan claims	670.7	699.0	593.4
Current year adjustments to prior year health plan claims	(4.9)	(12.7)	(14.5)
Program settlement, capitation and other activity	31.0	(32.5)	(110.8)
Claims paid related to current year	(571.7)	(608.2)	(439.9)
Claims paid related to prior years	(92.9)	(80.5)	(79.9)
Health plan reserves and settlements, end of year	$149.8	$114.9	$67.8
The increases in reserves, claims losses and claims payments from 2010 to 2011 was primarily due to the increase in PHP members during the period. The decrease in these amounts from 2011 to 2012 primarily related to decreases in PHP members as a result of AHCCCS eligibility restrictions put in place beginning October 1, 2011. Health plan claims expense is recognized in the period in which services are provided and includes an estimate of costs incurred but not yet paid. Accrued health plans claims and settlements on our consolidated balance sheet includes (1) an estimate of claims incurred but not yet received or adjudicated and claims adjudicated but not yet paid; (2) estimated unallocated loss adjustment expenses representing an estimate of the administrative costs necessary to resolve outstanding claims; and (3) certain amounts receivable from or payable to AHCCCS or CMS for the settlement of actual claims incurred compared to interim payments received related to member groups for which profitability or the risk of loss is limited. Accrued health plan claims and settlements do not include a reserve for adverse deviation. As of June 30, 2011 and 2012, net settlements payable to AHCCCS or CMS were $27.7 million and $2.4 million, respectively.
We estimate accrued health claims by analyzing claims payment information from a claims triangle model that compares the incurred date for claims to the payment date for those claims. We then calculate per member per month health plan claims costs based upon claims payments for historical periods divided by the number of members during that period. Completion factors are then applied to this estimate to determine the total accrual estimate. We assess the appropriateness of this methodology by comparing our estimates to those of an independent external actuary and also by reviewing ultimate claims payments for certain prior year periods and analyzing utilization trends to determine if adjustments need to be made to the estimation methodology. Any change in the amount of incurred claims related to prior years included in the health plan claims reserve does not directly correspond to a change in our statement of operations due to the reconciliation and settlement provisions included in certain reconciled member groups.
While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. During the fiscal years ended June 30, 2010, 2011 and 2012, approximately $42.8 million, $41.3 million and $42.4 million, respectively, of accrued and paid claims for services provided to our health plan members by our hospitals and our other healthcare facilities were eliminated in consolidation. Our operating results and cash flows could be materially affected by increased or decreased utilization of our healthcare facilities by members in our health plans.
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
In addition, financial forecasts used in determining the need for, or amount of, federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter our recoverability analysis and thus have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Effective July 1, 2007, we adopted the relevant guidance for accounting for uncertainty in income taxes. The following table provides a detailed rollforward of our net liability for uncertain tax positions for each of the fiscal years ended June 30, 2010, 2011 and 2012 (in millions).

Balance at June 30, 2009	$5.0
Additions based on tax positions related to the current year	0.8
Additions for tax positions of prior years	6.1
Reductions for tax positions of prior years	—
Settlements	—
Balance at June 30, 2010	11.9
Additions based on tax positions related to the current year	0.9
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.3)
Settlements	—
Balance at June 30, 2011	13.2
Additions based on tax positions related to the current year	6.1
Additions for tax positions of prior years	3.5
Reductions for tax positions of prior years	(13.1)
Settlements	—
Balance at June 30, 2012	$9.7
The provisions set forth in accounting for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law requires interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the entity. We elected to continue our historical practice of classifying interest and penalties as a component of income tax expense. Of the $9.7 million total unrecognized tax benefits, as of June 30, 2012, $0.3 million of this balance would impact the effective tax rate if recognized.
Long-Lived Assets and Goodwill

Goodwill and indefinite-lived intangible assets are evaluated annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at a level referred to as a reporting unit. In assessing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment review process is unnecessary. However, if we conclude otherwise or elect not to perform the qualitative assessment, then we are required to perform the first step of the two-step impairment review process.

In 2012, we elected not to perform a qualitative assessment for goodwill. The first step of the two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, we determine the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing our own assumptions. The cash flows employed in the DCF analysis are based on our most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

Our 2012 annual impairment analysis did not result in any impairments of our goodwill. However, our Arizona hospitals reporting unit experienced market challenges that negatively impacted its results of operations and cash flows during the fiscal year ended June 30, 2012. These factors included hospital reimbursement cuts, reductions to covered lives under the state's AHCCCS program and local economic conditions that adversely impacted elective volumes for these hospitals. Based upon the implementation of certain cost reduction initiatives, expected improvements in the local economic and state financial conditions and the demographic composition of this market, we believe future operating results and cash flows of these hospitals will improve. However, we will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for this reporting unit.
During the first half of fiscal 2010, we re-assessed the operating results of our then-existing Illinois facilities and concluded that it was unlikely that previously projected cash flows for these hospitals would be achieved. We performed an interim goodwill impairment test during the quarter ended December 31, 2009 and, based upon revised projected cash flows, market participant data and appraisal information, we determined that the $43.1 million remaining goodwill related to this reporting unit was impaired. The $43.1 million ($31.8 million, net of taxes) non-cash impairment loss is included in our consolidated statement of operations for the year ended June 30, 2010.

Selected Operating Statistics
The following table sets forth certain operating statistics on a consolidated and same store basis for each of the periods presented. We have excluded certain of our hospitals from the same store statistics that were not owned for the entirety of the fiscal year presented. The hospitals excluded from the same store statistics were acquired in our fiscal years ended June 30, 2011 and 2012.

	Year ended June 30,
	2010	2011	2012
CONSOLIDATED: (a)
Number of hospitals at end of period	15	26	28
Licensed beds at end of period	4,135	6,201	7,064
Discharges	168,370	223,793	285,026
Adjusted discharges	295,702	404,178	518,118
Average length of stay	4.17	4.37	4.40
Patient days	701,265	977,879	1,254,121
Adjusted patient days	1,231,604	1,766,085	2,279,732
Net patient revenue per adjusted discharge	$7,893	$8,860	$9,637
Inpatient surgeries	37,320	49,813	67,258
Outpatient surgeries	75,969	98,875	127,402
Emergency room visits	626,237	924,848	1,220,357
Health plan member lives	241,200	245,100	234,500
Health plan claims expense percentage	79.3%	78.9%	76.4%

	Year ended June 30,
	2010	2011	2012
SAME STORE: (a)
Number of hospitals at end of period	15	15	15
Licensed beds at end of period	4,135	3,950	3,947
Net patient service revenues (in millions)	$2,384.7	$2,458.7	$2,604.0
Discharges	168,370	167,937	164,350
Adjusted discharges	295,702	302,804	307,056
Average length of stay	4.17	4.16	4.04
Patient days	701,265	698,408	663,676
Adjusted patient days	1,231,604	1,259,286	1,239,951
Net patient revenue per adjusted discharge	$7,893	$7,950	$8,291
Inpatient surgeries	37,320	35,679	35,084
Outpatient surgeries	75,969	72,737	71,595
Emergency room visits	626,237	663,745	687,324
Health plan member lives	241,200	245,100	224,200
_____________________

(a)	See "Item 6. Selected Financial Data" for defined terms.

Results of Operations
The following table presents summaries of our operating results for each of the fiscal years ended June 30, 2010, 2011 and 2012.

	Year ended June 30,
	2010		2011		2012
	(Dollars in millions)
Patient service revenues, net	$2,384.7	74.0%	$3,712.3	81.0%	$5,191.6	87.3%
Premium revenues	839.7	26.0	869.4	19.0	757.4	12.7
Total revenues	3,224.4	100.0	4,581.7	100.0	5,949.0	100.0
Costs and expenses:
Salaries and benefits (includes stock compensation of $4.2, $4.8 and $9.2, respectively)	1,296.2	40.2	2,020.4	44.1	2,746.9	46.2
Health plan claims expense	665.8	20.6	686.3	15.0	578.9	9.7
Supplies	456.1	14.1	669.9	14.6	911.6	15.3
Other operating expenses	483.9	15.0	798.8	17.4	1,173.3	19.7
Medicare and Medicaid EHR incentives	—	—	(10.1)	(0.2)	(28.2)	(0.5)
Depreciation and amortization	139.6	4.3	193.8	4.2	258.3	4.3
Interest, net	115.5	3.6	171.2	3.7	182.8	3.1
Monitoring fees and expenses	5.1	0.2	31.3	0.7	—	—
Acquisition related expenses	3.1	0.1	12.5	0.3	14.0	0.2
Impairment and restructuring charges	43.1	1.3	6.0	0.1	(0.1)	—
Debt extinguishment costs	73.5	2.3	—	—	38.9	0.7
Other	0.9	—	(4.5)	(0.1)	(6.0)	(0.1)
Income (loss) from continuing operations before income taxes	(58.4)	(1.8)	6.1	0.1	78.6	1.3
Income tax benefit (expense)	13.8	0.4	(8.6)	(0.2)	(22.2)	(0.4)
Income (loss) from continuing operations	(44.6)	(1.4)	(2.5)	(0.1)	56.4	0.9
Loss from discontinued operations net of taxes	(1.7)	(0.1)	(5.9)	(0.1)	(0.5)	—
Net income (loss)	(46.3)	(1.4)	(8.4)	(0.2)	55.9	0.9
Net loss (income) attributable to non-controlling interests	(2.9)	(0.1)	(3.6)	(0.1)	1.4	0.1
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(49.2)	(1.5)%	$(12.0)	(0.3)%	$57.3	1.0%

Year ended June 30, 2012 compared to Year ended June 30, 2011

Acute care services on a consolidated basis. Net patient service revenues increased $1,479.3 million, or 39.8%, during the current year compared to the prior year. The significant increase in net patient service revenues is primarily the result of recent acquisitions, including DMC on January 1, 2011 and Valley Baptist on September 1, 2011, in addition to updates to Medicare reimbursement estimates related to rural floor settlement and SSI ratio updates during the current year.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) increased to 19.0% during the current year compared to 16.4% during the prior year. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the current year and price increases implemented since the prior year.

Discharges, adjusted discharges and emergency room visits increased 27.4%, 28.2% and 32.0%, respectively, during the current year compared to the prior year. Inpatient and outpatient surgeries increased 35.0% and 28.9%, respectively, during the current year compared to the prior year.

Acute care services on a same store basis. Net patient service revenues increased $145.3 million, or 5.9%, during the current year compared to the prior year. We define same store as those facilities that we owned for the entirety of both 12-month comparative periods. We excluded 13 hospitals and related healthcare facilities from our same store analysis. After excluding the impact for updates to Medicare reimbursement estimates related to rural floor and SSI updates during the current year, net patient service revenues increased $114.9 million, or 4.7%, during the current year compared to the prior year.

Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 21.4% during the current year compared to 17.9% during the prior year. This increase primarily resulted from an increase in same store self-pay discharges as a percentage of total discharges during the current year and price increases implemented since the prior year.

Discharges decreased 2.1%, while adjusted discharges and emergency room visits increased 1.4% and 3.6%, respectively, during the current year compared to the prior year. Both inpatient and outpatient surgeries decreased 1.7% and 1.6%, respectively, during the current year compared to the prior year. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures.

Health plan premium revenue. Health plan premium revenues decreased $112.0 million, or 12.9%, during the current year compared to the prior year. Effective October 1, 2011, AHCCCS reduced Medicaid eligibility and coverage for certain member categories. PHP’s average membership decreased by 2.4% during the current year compared to the prior year. Additionally, revenues were lower during the current year as a result of two 5% reimbursement rate reductions implemented by AHCCCS in April 2011 and November 2011 (retroactive to October 1, 2011), and limitations to health plan profitability for member groups not previously subject to settlement.

We acquired VBIC as of October 1, 2011. VBIC’s customers are primarily government-related organizations in south Texas that offer their members health maintenance organization and preferred provider organization products. Membership in our health plans as of June 30, 2011 and 2012 was as follows:

		Membership
Health Plans	Location	2011	2012
PHP-managed Medicaid	Arizona	206,700	188,200
AAHP-managed Medicare and Dual Eligible	Arizona	2,600	3,400
CHS-capitated outpatient and physician services	Illinois	35,800	32,600
VBIC-health maintenance organization	Texas	n/a	10,300
		245,100	234,500
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $5,870.4 million, or 98.7% of total revenues, during the current year compared to $4,575.6 million, or 99.9% of total revenues, during the prior year. Many year over year comparisons of individual cost and expense items as a percentage of total revenues continue to be significantly impacted by the acquisitions during our 2011 and 2012 fiscal years, as previously discussed. Salaries and benefits, health plan claims and supplies represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 46.2% during the current year compared to 44.1% for the prior year primarily due to the decrease in health plan premium revenues for which salaries and benefits are not as significant as for acute care services. On a same store basis, salaries and benefits as a percentage of total revenues was 41.6% during the current year compared to 40.2% for the prior year. We continue to employ more physicians to support the communities our hospitals serve and have made significant investments in clinical quality initiatives that required additional human resources during the current year. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 51.6% during the current year compared to 52.8% during the prior year. As of June 30, 2012, we had approximately 49,900 full-time and part-time employees compared to approximately 38,600 as of June 30, 2011. On a same store basis, including corporate and regional employees, the number of full-time and part-time employees remained flat when compared to the prior year. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. On a same store basis, our contract labor expense as a percentage of net patient service revenues slightly declined to 0.8% for the current year compared to 0.9% for the prior year.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 76.4% during the current year compared to 78.9% during the prior year. As enrollment increases, this ratio becomes increasingly sensitive to the mix of members, including covered groups based upon age and gender and county of residence. Eligibility restrictions implemented by AHCCCS resulted in reductions to enrolled members that utilized more healthcare services than the PHP members in general. Regulators also implemented limits on profitability for certain member groups during the prior contract year, which negatively impacted this ratio. In addition, the decreased PHP revenues magnified the impact of the third party administrator revenues at CHS that have no corresponding health plan claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $42.4 million, or 7.3% of gross health plan claims expense, were eliminated in consolidation during the current year.

•
Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.4% during the current year compared to 17.8% during the prior year. This ratio was positively impacted by the continued reduction in same store surgeries between the current and prior years. We continued our focus on supply chain efficiencies, including reduction in physician commodity variation and improved pharmacy formulary management, during the current year. Our ability to reduce this ratio in future years may be limited because our growth strategies include expansion of higher acuity services and due to inflationary pressures on medical supplies and pharmaceuticals.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 19.7% during the current year compared to 17.4% during the prior year primarily as a result of increased purchased services related to our fiscal 2011 and 2012 acquisitions.
Other. Depreciation and amortization increased by $64.5 million, or 33.3%, year over year as a result of our capital improvement and expansion initiatives and the DMC and Valley Baptist acquisitions. Net interest increased by $11.6 million, or 6.8%, year over year as a result of the issuance of the New Notes in March 2012 and the full year impact of our note offerings in January 2011 and July 2011. We incurred $14.0 million of acquisition-related expenses during the current year and $12.5 million of acquisition-related expenses during the prior year. We also incurred $5.1 million of restructuring charges during the prior year related to the elimination of approximately 40 positions for the realignment of certain corporate services. The prior year measure was negatively impacted by the approximately $31.3 million in monitoring fees and expenses that include the termination of a transaction and monitoring agreement with our equity sponsors.
Income taxes. Our effective tax rate was approximately 28.2% during the current year. This rate was lower than expected due to a combination of changes to state tax laws in Michigan and adjustments to state deferred tax asset valuation allowances on loss carryforwards in other states during the fourth quarter of fiscal 2012 combined with a reduction in the reserve for uncertain tax positions related to success-based transaction costs during the third quarter of fiscal 2012. The 141.0% effective income tax rate during the prior year resulted from the non-deductibility of certain components of monitoring fees and expenses and an increase in the valuation allowance associated with state net operating loss carryforwards.

Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $57.3 million ($0.71 earnings per diluted share) during the year ended June 30, 2012 compared to a net loss of $12.0 million ($0.26 loss per share) during the year ended June 30, 2011. The change between fiscal 2012 and fiscal 2011 was positively impacted by the $22.3 million of updates to SSI and Rural Floor reimbursement estimates recognized during the third quarter of fiscal 2012.
Year ended June 30, 2011 compared to Year ended June 30, 2010

Acute care services on a consolidated basis. Net patient service revenues increased $1,327.6 million, or 55.7%, during fiscal 2011 compared to the prior year. The significant increase in net patient service revenues is primarily the result of recent acquisitions, including the Resurrection Facilities on August 1, 2010 and DMC on January 1, 2011.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) was 16.4% during fiscal 2011 compared to 16.3% during the prior year.

Discharges, adjusted discharges and emergency room visits increased 32.9%, 36.7% and 47.7%, respectively, during fiscal 2011 compared to the prior year. Inpatient and outpatient surgeries increased 33.5% and 30.2%, respectively, during fiscal 2011 compared to the prior year.

Acute care services on a same store basis. Net patient service revenues increased $74.0 million, or 3.1%, during fiscal 2011 compared to the prior year. We excluded 11 hospitals and related health service facilities from our year ended June 30, 2011 same store analysis.

Discharges decreased 0.3%, while adjusted discharges and emergency room visits increased 2.4% and 6.0%, respectively, during fiscal 2011 compared to the prior year. Both inpatient and outpatient surgeries decreased 4.4% and 4.3%, respectively, during fiscal 2011 compared to the prior year as a result of decreased demand for elective surgical procedures.
Health plan premium revenue. Health plan premium revenues increased $29.7 million, or 3.5%, during fiscal 2011 as a result of increased PHP enrollment. Average enrollment at PHP was approximately 203,700 during the year ended June 30, 2011, an increase of 4.1% compared to the prior year, due to more individuals becoming eligible for AHCCCS coverage during fiscal 2011. Enrollment in our other two health plans was substantially unchanged as of June 30, 2011 compared to June 30, 2010.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $4,585.7 million, or 99.8% of total revenues during fiscal 2011, compared to $3,282.8 million, or 101.8% of total revenues, during the prior year. The prior year measure was negatively impacted by the goodwill impairment loss related to our Illinois hospitals recognized in December 2009 and by debt extinguishment costs incurred to complete our refinancing finalized in January 2010. The fiscal 2011 measure was negatively impacted by the approximately $31.3 million in monitoring fees and expenses that include the termination of a transaction and monitoring agreement with our equity sponsors. Many year over year comparisons of individual cost and expense items as a percentage of total revenues, with the exception of health plan related premium revenues and claims expense, were significantly impacted by the acquisitions during fiscal 2011, as previously discussed. Salaries and benefits, health plan claims, supplies and provision for doubtful accounts represent the most significant of our normal costs and expenses and those typically subject to the greatest level of fluctuation year over year.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues increased to 44.1% during fiscal 2011 compared to 40.2% for the prior year. On a same store basis, salaries and benefits as a percentage of total revenues was 40.0% during fiscal 2011. For the acute care services operating segment, salaries and benefits as a percentage of net patient service revenues was 52.8% during fiscal 2011 compared to 51.8% during the prior year. As of June 30, 2011, we had approximately 38,600 full-time and part-time employees compared to approximately 20,100 as of June 30, 2010. On a same store basis, including corporate and regional employees, the number of full-time and part-time employees increased approximately 1.3% when compared to the prior year. On a same store basis, our contract labor expense as a percentage of net patient service revenues continued its downward trend to 0.9% for the year ended June 30, 2011 compared to 1.3% for the prior year.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 78.9% during fiscal 2011 compared to 79.3% during the prior year. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $41.3 million, or 5.7% of gross health plan claims expense, were eliminated in consolidation during fiscal 2011.

•	Supplies. Supplies as a percentage of acute care services segment revenues decreased to 17.8% during fiscal 2011 compared to 18.8% during the prior year.
Other operating expenses. Other operating expenses as a percentage of total revenues increased to 17.4% during fiscal 2011 compared to 15.0% during the prior year primarily as a result of increased purchased services related to our fiscal 2011 acquisitions.
Other. Depreciation and amortization increased by $54.2 million, or 38.8%, year over year as a result of our capital improvement and expansion initiatives and the acquisition of the Resurrection Facilities and DMC. Net interest increased by $55.7 million year over year as a result of our note offerings in July 2010 and in January 2011. We incurred $12.5 million of acquisition-related expenses during fiscal 2011. We also incurred $5.1 million of restructuring charges during fiscal 2011 related to the elimination of approximately 40 positions for the realignment of certain corporate services.
Income taxes. Our effective tax rate was approximately 141.0% during the year ended June 30, 2011 compared to 23.6% during the prior year. The effective rate was higher during fiscal 2011 due to the non-deductibility of certain components of monitoring fees and expenses and an increase in the valuation allowance associated with state net operating loss carryforwards. The effective rate was lower during the prior year due to the fact that a considerable portion of the goodwill impairment loss related to our Illinois hospitals reporting unit, as previously discussed, was non-deductible for tax purposes.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net loss attributable to Vanguard Health Systems, Inc. stockholders was $12.0 million and $49.2 million for the years ended June 30, 2011 and 2010, respectively. In addition to changes to our core business due to our acquisitions in fiscal 2011, this change resulted from the goodwill impairment loss and the debt extinguishment costs recognized during the prior year.

Liquidity and Capital Resources
Operating Activities
As of June 30, 2012 we had working capital of $594.3 million, including cash and cash equivalents of $455.5 million. Working capital at June 30, 2011 was $333.1 million. Cash flows from operating activities were $113.6 million during the fiscal year ended June 30, 2012. Net operating assets and liabilities, excluding the impact of acquisitions, negatively impacted operating cash flows by $292.8 million during the year ended June 30, 2012 compared to a positive impact of $42.0 million during year ended June 30, 2011. We made $166.9 million of interest and income tax payments during the year ended June 30, 2012, which was $34.4 million higher than these payments during the fiscal year ended June 30, 2011. The increase to net operating assets and liabilities primarily resulted from higher than normal net accounts receivable days, from approximately 39 days at June 30, 2011 to approximately 50 days at June 30, 2012, due to significant payment delays from the Illinois Medicaid program and certain third party billing and coding delays; higher supplemental program and settlement receivables with governmental entities; reductions to health plan claims payables as a result of lower enrollment and payments for prior year settlements due to AHCCCS; and increased contributions to the DMC defined benefit pension plan.
Investing Activities
Cash flows used in investing activities decreased from $544.9 million during the fiscal year ended June 30, 2011 to $513.2 million during the fiscal year ended June 30, 2012, primarily as a result of less cash paid for acquisitions. We spent $464.9 million to complete the acquisitions of DMC in January 2011 (funded in December 2010), the Resurrection Facilities in August 2011 and Arizona Heart Hospital in October 2011 compared to $212.9 million spent during the fiscal year ended June 30, 2012 primarily for the acquisition of Valley Baptist in September 2011 (funded in August 2011). Capital expenditures increased $86.8 million during the current year compared to the prior year. We also recognized a net cash outflow of approximately $20.3 million for cash deposited into an escrow fund for the DMC specified project capital commitment related to calendar year 2011 of $41.8 million, net of $21.5 million released from escrow through June 30, 2012 related to capital expended for these commitments subsequent to December 2011. Through June 30, 2012 we have spent approximately $160.3 million toward our DMC five-year $850.0 million capital commitment, including approximately $74.2 million of the specified project commitment of $500.0 million.

Financing Activities
Cash flows from financing activities decreased by $1,028.8 million during the fiscal year ended June 30, 2012 compared to the fiscal year ended June 30, 2011 primarily due to the redemption of Senior Discount Notes during the current year with proceeds from our initial public offering received during the prior year. We also issued additional notes during the prior year and recorded net proceeds from our initial public offering in June 2011 of $417.6 million.
In March 2012, we issued an additional $375.0 million principal amount of 7.750% Senior Notes ($372.2 million in cash proceeds net of original issue discount) at an offering price of 99.25% plus accrued interest from February 1, 2012. We used a portion of the proceeds to repay all indebtedness outstanding under our revolving credit facility on March 30, 2012.
In July and August 2011, we redeemed approximately $450.0 million of the Senior Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. We recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed Senior Discount Notes. During the fiscal year ended June 30, 2012, we redeemed approximately $6.0 million of the remaining Senior Discount Notes through privately negotiated transactions. The accreted value of the remaining outstanding Senior Discount Notes was approximately $9.9 million as of June 30, 2012.
As of June 30, 2012, our outstanding debt was $2,706.6 million, and we had $333.0 million of remaining borrowing capacity under our revolving credit facility following a $105.0 million increase to the capacity of our 2010 Revolving Facility in May 2012.
Debt Covenants
Our 2010 Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Notes, the 7.750% Senior Notes and Senior Discount Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a healthcare joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Notes, the 7.750% Senior Notes and the Senior Discount Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 Credit Facilities include a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The following table sets forth the interest coverage and leverage covenant tests as of June 30, 2012.

	Debt Covenant Ratio		Actual Ratio
Interest coverage ratio requirement	2.10	x	3.57	x
Total leverage ratio limit	5.75	x	3.68	x
Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include, among others, a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our 2010 Term Loan Facility or the necessity of lender waivers with more onerous terms, including adverse pricing or repayment provisions or more restrictive covenants. A default under our 2010 Credit Facilities would also result in a default under the indenture governing our 8.0% Notes and the indentures governing the 7.750% Senior Notes and Senior Discount Notes.
Capital Resources
We anticipate spending a total of $510.0 million to $530.0 million in capital expenditures during fiscal 2013. Under the terms of the DMC acquisition agreement, we were required to spend at least $80.0 million on expansion projects set forth in the agreement by December 31, 2011 as part of the $500.0 million total commitment for specified capital projects. Since we did not meet this commitment, in February 2012, we deposited funds into an escrow account restricted for the purpose of funding capital expenditures related to the specific project list until the escrow is depleted. As of June 30, 2012, the restricted cash held in escrow for the specific project list was $20.3 million; however, an additional $6.9 million and $7.6 million was released from escrow in July and August 2012, respectively. The DMC acquisition agreement requires that we spend at least $160.0 million

(including the $80.0 million required to have been spent by December 31, 2011) on capital expenditures related to the specific project list by December 31, 2012, and we will need to escrow any shortfall from this amount prior to mid-February 2013.
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
We had $455.5 million of cash and cash equivalents as of June 30, 2012. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We believe that we invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.
As of June 30, 2012, we held $51.8 million in total available-for-sale investments in securities held by one of our wholly-owned captive insurance subsidiaries acquired in the DMC acquisition. We may not be able to utilize these investments to fund our operating or capital expenditure funding needs due to statutory limitations placed on this captive insurance subsidiary.
Liquidity Outlook
Due primarily to the DMC capital commitment escrow funding requirement and continued reimbursement delays from certain governmental payers, at various times subsequent to December 31, 2011, we made borrowings under our revolving credit facility to fund our working capital needs. In April 2012, we received commitments, which became effective in May 2012, to increase the amount available under our 2010 Revolving Facility from $260.0 million to $365.0 million. We expect that cash on hand, the expanded capacity under our 2010 Revolving Facility, and cash generated from our operations to be sufficient to fund our operating and capital needs during the next 12 months and into the foreseeable future. However, we cannot be certain that cash on hand, cash flows from operations and the capacity under our 2010 Revolving Facility will be sufficient to fund our operating and capital needs and debt service requirements during the long-term.
We intend to continue to pursue acquisitions, partnership arrangements and service expansion or de novo development opportunities, either in existing markets or new markets, that fit our growth strategies. These opportunities may require significant additional investment. We also have significant capital commitments remaining under our DMC purchase agreement to be funded during the next several years. To finance transactions and our capital commitments or for other general corporate needs, we may increase borrowings under our 2010 Term Loan Facility, issue additional senior or subordinated notes, use available cash on hand, utilize amounts available under our 2010 Revolving Facility or seek additional financing, including debt or equity. As market conditions warrant, we and our major equity holders, including Blackstone and its affiliates, may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. Our future operating performance, ability to service existing debt or opportunities to obtain additional financing on favorable terms may be limited by economic or other market conditions or business factors, many of which are beyond our control.

Obligations and Commitments
The following table reflects a summary of obligations and commitments outstanding, including both the principal and interest portions of long-term debt, with payment dates as of June 30, 2012.

	Payments due by period
	Within 1 year	During Years 2-3	During Years 4-5	After 5 Years	Total
	(In millions)
Contractual Cash Obligations:
Long-term debt (1)	$224.8	$452.6	$1,148.0	$2,178.1	$4,003.5
Operating leases (2)	48.1	74.1	51.0	40.5	213.7
Purchase obligations (2)	75.8	—	—	—	75.8
Defined benefit pension plan funding (3)	50.4	—	—	—	50.4
Health plan claims and settlements payable (4)	67.8	—	—	—	67.8
Estimated self-insurance liabilities (5)	98.6	143.4	83.6	77.8	403.4
Construction and capital improvements (6)	267.8	353.2	175.0	—	796.0
Subtotal	$833.3	$1,023.3	$1,457.6	$2,296.4	$5,610.6

Other Commitments:
Guarantees of surety bonds (7)	$58.0	$—	$—	$—	$58.0
Letters of credit (8)	—	—	36.5	—	36.5
Physician commitments (9)	7.1	—	—	—	7.1
Estimated liability for uncertain tax positions (10)	9.7	—	—	—	9.7
Valley Baptist redeemable non-controlling interest (11)	—	53.1	—	—	53.1
Subtotal	$74.8	$53.1	$36.5	$—	$164.4

Total obligations and commitments	$908.1	$1,076.4	$1,494.1	$2,296.4	$5,775.0
_____________________

(1)	Includes both principal and interest payments. The interest portion of our debt outstanding at June 30, 2012 assumes an average interest rate of 8.0%.

(2)	These obligations are not reflected in our consolidated balance sheets.

(3)
This obligation represents our estimated minimum required funding to the DMC Pension Plan trust beginning in our first quarter of fiscal year 2013. Because the future cash outflows are uncertain and subject to change, the timing and amounts of payments to the trust beyond 12 months are not included as of June 30, 2012. For additional information about the DMC Pension Plan and expected future benefit payments from the trust, see Note 8 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

(4)
Represents health claims incurred by members of PHP, AAHP, CHS and VBIC, including incurred but not reported claims, and net amounts payable for program settlements to AHCCCS and CMS for certain programs for which profitability is limited. Accrued health plan claims and settlements are separately stated on our consolidated balance sheets.

(5)	Includes the current and long-term portions of our professional and general liability, workers’ compensation and employee health reserves.

(6)
Represents our estimate of amounts we are committed to fund in future periods through executed agreements to complete projects included as property, plant and equipment on our consolidated balance sheets. The construction and capital improvements obligations, include the following capital commitments under the executed DMC purchase agreement (as previously discussed) as of June 30, 2012: $208.9 million committed within one year; $300.0 million committed within two to three years; and $175.0 million committed in the fourth year and beyond.

(7)	Represents primarily performance bonds we have purchased related to health claims liabilities of PHP and other requirements for our Michigan Pioneer ACO.

(8)	Includes amounts outstanding as of July 2012 primarily for letters of credit with the third party administrator of our self-insured workers’ compensation program.

(9)
Includes physician guarantee liabilities recognized in our consolidated balance sheets under the guidance of accounting for guarantees and liabilities for other fixed expenses under physician relocation agreements not yet paid.

(10)	Represents expected future tax liabilities recognized in our consolidated balance sheets determined under the guidance of accounting for income taxes.

(11)	Represents the redeemable non-controlling interests for Valley Baptist as reflected on our consolidated balance sheet.

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
We had standby letters of credit outstanding of $32.0 million as of June 30, 2012, which primarily relate to security for the payment of claims as required by various insurance programs.
Concurrent with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants in respect of 400,000 shares of our common stock (the “Warrant Shares”). In May 2011, we replaced the Warrant Shares with a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the original principal amount of $500.0 million to collateralize our $500.0 million specified project capital commitment, which replacement was permitted by the asset purchase agreement for the DMC acquisition. The principal amount of the promissory note is reduced automatically as we expend capital or escrow cash related to this capital commitment.
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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of June 30, 2012, we had in place $1,163.8 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
As of June 30, 2012, our 2010 Credit Facilities consisted of $798.8 million in term loans maturing in January 2016 and a $365.0 million revolving credit facility maturing in January 2015, $32.0 million of capacity was utilized by outstanding letters of credit (letters of credit outstanding were increased to $36.5 million as of July 27, 2012). We received commitments, which became effective in May 2012, to increase the borrowing capacity under our 2010 Revolving Facility by $105.0 million to provide a total capacity of $365.0 million. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our 2010 Term Loan Facility would result in a change in annual net interest of approximately $2.0 million.
Borrowings under our 2010 Revolving Facility bear interest at a rate equal to, at our option, the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $798.8 million in outstanding term loans bear interest at the alternate base rate plus a rate equal to, at our option, 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Vanguard Health Systems, Inc.
We have audited the accompanying consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vanguard Health Systems, Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its presentation of revenues and provision for doubtful accounts as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2011-07, Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Healthcare Entities.
    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Vanguard Health Systems, Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 23, 2012 expressed an unqualified opinion thereon.
/s/ Ernst &Young LLP
Nashville, Tennessee
August 23, 2012

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	June 30, 2012
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$936.6	$455.5
Restricted cash	2.3	2.4
Accounts receivable, net of allowance for doubtful accounts of $205.0 and $366.5, respectively	484.4	702.1
Inventories	83.9	97.0
Deferred tax assets	93.6	89.6
Prepaid expenses and other current assets	157.9	236.4
Total current assets	1,758.7	1,583.0
Property, plant and equipment, net of accumulated depreciation	1,830.5	2,110.1
Goodwill	757.1	768.4
Intangible assets, net of accumulated amortization	94.0	89.0
Deferred tax assets, noncurrent	27.5	71.2
Investments in securities	63.3	51.8
Escrowed cash for capital commitments	—	20.3
Other assets	65.8	94.3
Total assets	$4,596.9	$4,788.1
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$314.3	$390.6
Accrued salaries and benefits	248.9	226.0
Accrued health plan claims and settlements	114.9	67.8
Accrued interest	62.3	73.2
Other accrued expenses and current liabilities	223.4	219.9
Current maturities of long-term debt	461.8	11.2
Total current liabilities	1,425.6	988.7
Professional and general liability and workers compensation reserves	289.7	304.8
Unfunded pension liability	188.0	269.9
Other liabilities	125.8	174.7
Long-term debt, less current maturities	2,325.8	2,695.4
Commitments and contingencies
Redeemable non-controlling interests	—	53.1
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 71,482,000 and 75,474,000 shares issued and outstanding, respectively	0.7	0.8
Additional paid-in capital	330.5	403.3
Accumulated other comprehensive income (loss)	20.6	(48.4)
Retained deficit	(117.9)	(60.6)
Total Vanguard Health Systems, Inc. stockholders’ equity	233.9	295.1
Non-controlling interests	8.1	6.4
Total equity	242.0	301.5
Total liabilities and equity	$4,596.9	$4,788.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended June 30,
	2010	2011	2012
	(In millions, except share and per share amounts)
Patient service revenues	$2,537.2	$4,014.6	$5,731.0
Less: Provision for doubtful accounts	(152.5)	(302.3)	(539.4)
Patient service revenues, net	2,384.7	3,712.3	5,191.6
Premium revenues	839.7	869.4	757.4
Total revenues	3,224.4	4,581.7	5,949.0
Costs and Expenses:
Salaries and benefits (includes stock compensation of $4.2, $4.8 and $9.2, respectively)	1,296.2	2,020.4	2,746.9
Health plan claims expense	665.8	686.3	578.9
Supplies	456.1	669.9	911.6
Purchased services	179.5	360.9	547.3
Rents and leases	43.8	54.1	75.0
Other operating expenses	260.6	383.8	551.0
Medicare and Medicaid EHR incentives	—	(10.1)	(28.2)
Depreciation and amortization	139.6	193.8	258.3
Interest, net	115.5	171.2	182.8
Monitoring fees and expenses	5.1	31.3	—
Acquisition related expenses	3.1	12.5	14.0
Impairment and restructuring charges	43.1	6.0	(0.1)
Debt extinguishment costs	73.5	—	38.9
Other	0.9	(4.5)	(6.0)
Income (loss) from continuing operations before income taxes	(58.4)	6.1	78.6
Income tax benefit (expense)	13.8	(8.6)	(22.2)
Income (loss) from continuing operations	(44.6)	(2.5)	56.4
Loss from discontinued operations, net of taxes	(1.7)	(5.9)	(0.5)
Net income (loss)	(46.3)	(8.4)	55.9
Net loss (income) attributable to non-controlling interests	(2.9)	(3.6)	1.4
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(49.2)	$(12.0)	$57.3

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$(47.5)	$(6.1)	$57.8
Loss from discontinued operations, net of taxes	(1.7)	(5.9)	(0.5)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(49.2)	$(12.0)	$57.3

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders:
Basic
Continuing operations	$(1.06)	$(0.13)	$0.76
Discontinued operations	(0.04)	(0.13)	(0.01)
	$(1.10)	$(0.26)	$0.75
Diluted
Continuing operations	$(1.06)	$(0.13)	$0.72
Discontinued operations	(0.04)	(0.13)	(0.01)
	$(1.10)	$(0.26)	$0.71
Weighted average shares (in thousands):
Basic	44,650	45,329	75,255
Diluted	44,650	45,329	78,873

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended June 30,
	2010	2011	2012
	(In millions)
Net income (loss)	$(46.3)	$(8.4)	$55.9
Other comprehensive income (loss):
Change in fair value of interest rate swap	5.2	—	—
Change in unrealized holding gains on investments in securities	—	4.5	0.2
Change in unfunded pension liability	—	31.8	(112.4)
Change in value of other post retirement benefit plans	—	0.9	—
Reclassification adjustments for gain realized on termination of interest rate swap	2.8	—	—
Other comprehensive income (loss) before taxes	8.0	37.2	(112.2)
Change in income tax (expense) benefit	(3.7)	(14.1)	43.2
Other comprehensive income (loss), net of taxes	4.3	23.1	(69.0)
Comprehensive income (loss)	(42.0)	14.7	(13.1)
Net (income) loss attributable to non-controlling interests	(2.9)	(3.6)	1.4
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(44.9)	$11.1	$(11.7)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Vanguard Health Systems, Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
	(In millions, except share amounts)

Balance at June 30, 2009	44,661,000	$0.4	$650.9	$(6.8)	$(56.7)	$8.0	$595.8
Net income (loss)	—	—	—	—	(49.2)	2.9	(46.3)
Stock compensation (non-cash)	—	—	4.2	—	—	—	4.2
Repurchase of stock	(14,458,000)	(0.1)	(300.6)	—	—	—	(300.7)
Stock split ($.01 par value)	14,432,000	0.1	—	—	—	—	0.1
Distributions paid to non-controlling interests	—	—	—	—	—	(2.8)	(2.8)
Other comprehensive income, net of taxes	—	—	—	4.3	—	—	4.3
Balance at June 30, 2010	44,635,000	0.4	354.5	(2.5)	(105.9)	8.1	254.6
Net income (loss)	—	—	—	—	(12.0)	3.6	(8.4)
Stock compensation (non-cash)	—	—	4.8	—	—	—	4.8
Dividends to equity holders and related equity payments, net of taxes	—	—	(446.4)	—	—	—	(446.4)
Issuance of common stock	25,000,000	0.3	417.3	—	—	—	417.6
Holdings Merger shares, net	1,720,000	—	—	—	—	—	—
Common stock issued for stock-based awards exercised	127,000	—	0.3	—	—	—	0.3
Distributions paid to non-controlling interests	—	—	—	—	—	(3.6)	(3.6)
Other comprehensive income, net of taxes	—	—	—	23.1	—	—	23.1
Balance at June 30, 2011	71,482,000	0.7	330.5	20.6	(117.9)	8.1	242.0
Net income (loss)	—	—	—	—	57.3	(1.4)	55.9
Stock compensation (non-cash)	—	—	9.2	—	—	—	9.2
Dividends to equity holders and related equity payments, net of taxes	—	—	(0.7)	—	—	—	(0.7)
Issuance of common stock	3,750,000	0.1	66.0	—	—	—	66.1
Common stock issued for stock-based awards exercised	242,000	—	0.2	—	—	—	0.2
Acquired non-controlling interests	—	—	—	—	—	2.0	2.0
Distributions paid to non-controlling interests and other, net	—	—	—	—	—	(2.3)	(2.3)
Accretion of redeemable non-controlling interests	—	—	(1.9)	—	—	—	(1.9)
Other comprehensive loss, net of taxes	—	—	—	(69.0)	—	—	(69.0)
Balance at June 30, 2012	75,474,000	$0.8	$403.3	$(48.4)	$(60.6)	$6.4	$301.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,
	2010	2011	2012
	(In millions)
Operating activities:
Net income (loss)	$(46.3)	$(8.4)	$55.9
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss from discontinued operations	1.7	5.9	0.5
Depreciation and amortization	139.6	193.8	258.3
Amortization of loan costs	5.2	6.3	6.9
Accretion of principal on notes	6.5	23.1	7.3
Acquisition related expenses	3.1	12.5	14.0
Stock compensation	4.2	4.8	9.2
Deferred income taxes	(8.5)	3.1	15.5
Impairment and restructuring charges	43.1	0.9	(0.1)
Debt extinguishment costs	73.5	—	38.9
Other	1.8	(1.5)	0.5
Changes in operating assets and liabilities:
Accounts receivable, net	4.2	(82.2)	(177.7)
Inventories	(1.3)	(1.3)	(5.9)
Prepaid expenses and other current assets	(80.5)	56.5	(79.4)
Accounts payable	67.1	30.4	46.4
Accrued expenses and other liabilities	102.8	38.6	(76.2)
Net cash provided by operating activities — continuing operations	316.2	282.5	114.1
Net cash used in operating activities — discontinued operations	(1.0)	(5.9)	(0.5)
Net cash provided by operating activities	315.2	276.6	113.6

Investing activities:
Acquisitions and related expenses, net of cash acquired	(4.6)	(464.9)	(212.9)
Capital expenditures	(155.9)	(206.5)	(293.3)
Proceeds from sale of investments in securities	1.8	252.7	85.3
Purchases of investments in securities	—	(123.7)	(73.5)
Net deposits to restricted cash and escrow fund	—	—	(20.5)
Other investing activities	2.3	(2.5)	1.7
Net cash used in investing activities — continuing operations	(156.4)	(544.9)	(513.2)
Net cash used in investing activities — discontinued operations	(0.1)	—	—
Net cash used in investing activities	(156.5)	(544.9)	(513.2)

Financing activities:
Payments of long-term debt and capital lease obligations	(1,557.4)	(10.6)	(553.1)
Proceeds from debt borrowings	1,751.3	1,011.2	452.2
Dividends to equity holders	—	(447.2)	—
Payments of debt issuance costs	(93.6)	(25.9)	(10.5)
Repurchases of stock, equity incentive units and stock options	(300.6)	—	—
Proceeds from issuance of common stock	—	450.0	67.5
Payments of IPO related costs	—	(26.9)	(6.9)
Payments related to derivative instrument with financing element	(6.2)	—	—
Payment of tender premiums on note redemption	—	—	(27.6)
Other financing activities	(2.8)	(3.3)	(3.1)
Net cash provided by (used in) financing activities	(209.3)	947.3	(81.5)
Net increase (decrease) in cash and cash equivalents	(50.6)	679.0	(481.1)
Cash and cash equivalents, beginning of year	308.2	257.6	936.6
Cash and cash equivalents, end of year	$257.6	$936.6	$455.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental cash flow information:
Net cash paid for interest	$71.7	$126.5	$162.4
Net cash paid (received) for income taxes	$(11.1)	$6.0	$4.5

Supplemental noncash activities:
Capitalized interest	$2.4	$5.6	$3.4
Change in fair value of interest rate swap, net of taxes	$2.6	$—	$—
Change in fair value of investments in securities, net of taxes	$—	$2.8	$0.1
Change in funded status of pension plan, net of taxes	$—	$20.3	$(68.9)

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012

1. BUSINESS AND BASIS OF PRESENTATION
The Company is an investor-owned healthcare company whose subsidiaries and affiliates own and operate hospitals and related healthcare businesses in urban and suburban areas. As of June 30, 2012, the Company’s subsidiaries and affiliates owned and operated 28 acute care hospitals with 7,064 licensed beds and related outpatient service locations complementary to the hospitals providing healthcare services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. The Company also owns managed health plans in Chicago, Illinois, Harlingen, Texas, and Phoenix, Arizona, and two surgery centers in Orange County, California.
Initial Public Offering
In June 2011, Vanguard Health Systems, Inc. (the “Company”) completed the initial public offering of 25,000,000 shares of common stock. The Company’s common stock is now traded on the New York Stock Exchange (symbol “VHS”). Including the exercise of the underwriters’ over-allotment option in July 2011 of 3,750,000 shares, a total of 28,750,000 shares were sold. Immediately prior to the public offering, the Company completed a 59.584218-to-1 split of its issued and outstanding common shares. All common share and per common share amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the stock split.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of subsidiaries and affiliates controlled by the Company. The Company generally defines control as the ownership of the majority of an entity’s voting interests. The Company also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. The share and earnings per share information included in the accompanying consolidated financial statements and included in Note 10 reflect the impact of the stock split that the Company effectuated in connection with the initial public offering of its common stock. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Company corporate office costs, which approximated $65.8 million, $71.9 million and $67.1 million for the years ended June 30, 2010, 2011 and 2012, respectively.

Certain balances in the accompanying consolidated financial statements and these notes have been adjusted to reflect the retroactive application of the contingency model for recognizing Medicare and Medicaid electronic health record ("EHR") initiatives as further described in Note 2.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues and Revenue Deductions
Patient Service Revenues
The Company recognizes patient service revenues during the period the healthcare services are provided based upon estimated amounts due from payers. The Company estimates contractual adjustments and allowances based upon payment terms set forth in managed care health plan contracts and by federal and state regulations. For the majority of its patient service revenues, the Company applies contractual adjustments to patient accounts at the time of billing using specific payer contract terms entered into the accounts receivable systems, but in some cases the Company records an estimated allowance until payment is received. The Company derives most of its patient service revenues from healthcare services provided to patients with Medicare and related managed Medicare plans or managed care insurance coverage. Medicare, which represented approximately 27%, 28% and 28% of the Company’s net patient revenues during its fiscal years ended 2010, 2011 and 2012, respectively, was the only individual payer for which the Company derived more than 10% of net patient revenues during those periods.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Services provided to Medicare and related managed Medicare patients are generally reimbursed at prospectively determined rates per diagnosis (“PPS”), while services provided to managed care patients are generally reimbursed based upon predetermined rates per diagnosis, per diem rates or discounted fee-for-service rates. Medicaid reimbursements vary by state.
Medicare regulations and the Company’s principal managed care contracts are often complex and may include multiple reimbursement mechanisms for different types of services provided in its healthcare facilities. To obtain reimbursement for certain services under the Medicare program, the Company must submit annual cost reports and record estimates of amounts owed to or receivable from Medicare. These cost reports include complex calculations and estimates related to indirect medical education, disproportionate share payments, reimbursable Medicare bad debts and other items that are often subject to interpretation that could result in payments that differ from recorded estimates. The Company estimates amounts owed to or receivable from the Medicare program using the best information available and its interpretation of the applicable Medicare regulations. The Company includes differences between original estimates and subsequent revisions to those estimates (including final cost report settlements) in the consolidated statements of operations in the period in which the revisions are made. Net adjustments for final third party settlements increased patient service revenues and income from continuing operations by $6.6 million ($4.1 million net of taxes or $0.09 per diluted share), $7.3 million ($4.5 million net of taxes or $0.10 per diluted share) and $6.7 million ($4.1 million net of taxes or $0.05 per diluted share) during the fiscal years ended 2010, 2011 and 2012, respectively. Additionally, updated regulations and contract negotiations occur frequently, which necessitates continual review of estimation processes by management. Management believes that future adjustments to its current third party settlement estimates will not significantly impact the Company’s results of operations or financial position.
Rural Floor Provision

The Balanced Budget Act of 1997 ("BBA") established a rural floor provision, by which an urban hospital's wage index within a particular state could not be lower than the statewide rural wage index. The wage index reflects the relative hospital wage level compared to the applicable average hospital wage level. BBA also made this provision budget neutral, meaning that total wage index payments nationwide before and after the implementation of this provision must remain the same. To accomplish this, the Centers for Medicare & Medicaid Services ("CMS") was required to increase the wage index for all affected urban hospitals, and to then calculate a rural floor budget neutrality adjustment ("RFBNA") to reduce other wage indexes in order to maintain the same level of payments. Litigation had been pending for several years contending that CMS had miscalculated the RFBNA since 1999.

The related litigation was settled in April 2012. As a result of the settlement, the Company received additional Medicare payments of approximately $40.6 million in May and June 2012. This amount was recorded as additional revenues during the fiscal year ended June 30, 2012. Estimated direct related expenses of approximately $7.8 million were recorded for the fiscal year ended June 30, 2012. Net income attributable to Vanguard Health Systems, Inc. stockholders was positively impacted from the rural floor provision by $21.7 million ($0.28 per diluted share) for the fiscal year ended June 30, 2012.

Supplemental Security Income Payment Calculations

During March 2012, CMS issued new Supplemental Security Income ("SSI") ratios used for calculating Medicare Disproportionate Share Hospital ("DSH") reimbursement for federal fiscal years ("FFYs") ending September 30, 2006 through September 30, 2009. As a result of these new SSI ratios, U.S. hospitals must recalculate their Medicare DSH reimbursement for the affected years and record adjustments for any differences in estimated reimbursement as a part of their annual cost report settlement process. Historically, CMS issued each hospital its SSI ratio annually, several months after the end of each fiscal year. However, CMS delayed issuing final SSI ratios for years after FFY 2005 likely due to a court case challenging the government's computation of SSI ratios. This challenge, which began in 2006, was resolved in the U.S. Circuit Court of Appeals late last year.

Pending CMS's issuance of new SSI ratios for FFY 2006 forward, the Company had utilized the SSI ratios that were most recently provided by CMS in filing its hospital cost reports. The cumulative impact of this updated Medicare reimbursement estimate was an increase in revenues of approximately $9.1 million and an increase to net income attributable to Vanguard Health Systems, Inc. stockholders of $5.3 million ($0.07 per diluted share) for the year ended June 30, 2012.
The Company receives periodic payments under the upper payment limit (“UPL”) Medicaid payment program in certain counties in Texas. UPL programs allow private hospitals to enter into indigent care affiliation agreements with governmental entities. Within the parameters of these programs, private hospitals expand charity care services to indigent patients and alleviate expenses for the governmental entity. The governmental entity is then able to utilize its tax revenue to fund the

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Medicaid program for private hospitals. The Company recognizes revenues from the UPL program when the Company becomes entitled to the expected reimbursements, including a federal match portion, and such reimbursements are assured.
During the third quarter of fiscal 2009, the federal government approved federal matching funds for the Illinois Provider Tax Assessment (“PTA”) program. The PTA program enables the State of Illinois to increase funding for its state Medicaid plan. Hospitals providing services to Medicaid enrollees receive funds directly from the state. Hospital providers, with certain exceptions, are then assessed a provider tax, which is payable to the state, and may or may not exceed funds received from the state. The Company participates in a similar program with the state of Michigan through its DMC hospitals. The Company recognizes revenues equal to the gross PTA payments to be received when such payments are assured. The Company recognizes expenses for the taxes due back to the states under these PTA programs when the related revenues are recognized.
Effective for service dates on or after April 1, 2009, as a result of a state mandate, the Company implemented an uninsured discount policy for those patients receiving services in its Illinois hospitals who had no insurance coverage and who did not otherwise qualify for charity care under its guidelines. The Company implemented this same policy in its Phoenix and San Antonio hospitals effective for service dates on or after July 1, 2009 and in its Harlingen and Brownsville, Texas hospitals upon acquisition of those facilities. Under this policy, the Company applies an uninsured discount (calculated as a standard percentage of gross charges) at the time of patient billing and includes this discount as a reduction to patient service revenues. These discounts were approximately $277.2 million and $451.4 million for the fiscal years ended June 30, 2011 and 2012, respectively.
Premium Revenues
The Company had premium revenues from its health plans of $839.7 million, $869.4 million and $757.4 million during the fiscal years ended 2010, 2011 and 2012, respectively. The Company’s health plans, Phoenix Health Plan (“PHP”), Abrazo Advantage Health Plan (“AAHP”), Chicago Health System (“CHS”) and Valley Baptist Insurance Company ("VBIC"), have agreements with the Arizona Health Care Cost Containment System (“AHCCCS”), CMS and various health maintenance organizations (“HMOs”) and employers, respectively, to contract to provide medical services to subscribing participants. Under these agreements, the Company’s health plans receive monthly payments based on the number of participants in CHS and VBIC or the number and coverage type of members in PHP and AAHP. The Company’s health plans recognize the payments as revenues in the month in which members are entitled to healthcare services with the exception of AAHP Medicare Part D reinsurance premiums and low income subsidy cost sharing premiums that are recorded as a liability to fund future healthcare costs or else repaid to CMS.
Charity Care
The Company does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). The Company deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. The Company also generally provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the years ended 2010, 2011 and 2012, the Company deducted $87.7 million, $121.5 million and $233.4 million of charity care from revenues, respectively. The estimated cost incurred by the Company to provide services to patients who qualify for charity care was approximately $24.7 million, $34.3 million and $65.8 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively. These estimates were determined using a ratio of cost to gross charges calculated from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
Medicare and Medicaid EHR Incentives
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified electronic health record (“EHR”) technology. For Medicare and Medicaid EHR incentive payments prior to the quarter ended December 31, 2011, the Company originally utilized a grant accounting model to recognize these revenues. Under this accounting policy, EHR incentive payments were recognized as revenues when attestation that the EHR meaningful use criteria for the required period of time was demonstrated and were recognized ratably over the relevant cost report period to determine the amount of reimbursement. Accordingly, the Company originally recognized approximately $11.9 million of EHR revenues

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

during its fiscal year ended June 30, 2011, comprised of $6.1 million of Medicaid revenues and $5.8 million of Medicare revenues. During the quarter ended September 30, 2011, the Company recognized approximately $7.2 million of EHR revenues, comprised of $5.1 million of Medicaid revenues and $2.1 million of Medicare revenues.
During the quarter ended December 31, 2011, the Company reclassified $7.2 million of revenues recognized during the quarter ended September 30, 2011 from revenues to other income, as separately stated in the costs and expenses section of the Company's statement of operations. Additionally, the Company recorded $15.4 million of other income related to EHR incentive payments during the quarter ended December 31, 2011, $13.3 million of which related to Medicaid and $2.1 million of which related to Medicare. During the quarter ended December 31, 2011, the Company began utilizing the contingency accounting model for recognition of Medicare and Medicaid EHR incentive payments. Under the contingency model, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied. For Medicaid EHR incentive payments, recognition occurs at the time meaningful use criteria are met and formal state appearance is documented since Medicaid payments for the states in which the Company operates are based upon historical cost reports with no subsequent payment adjustment. For Medicare EHR incentive payments, recognition will be deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known.
The Company has concluded that it should have applied the contingency model to account for Medicare and Medicaid EHR incentive payments beginning in its year ended June 30, 2011. If the Company had utilized the contingency model from the time that EHR incentive payments commenced, previously reported net income attributable to the Company's stockholders would have been reduced by $1.1 million, reduced by $2.5 million and increased by $3.6 million for the year ended June 30, 2011, the quarter ended September 30, 2011 and the quarter ended December 31, 2011, respectively, which amounts the Company deems not material. To correct these errors, the Company has retroactively applied the contingency model for the fiscal year ended June 30, 2011, the quarter ended September 30, 2011 and the quarter ended December 31, 2011. To reflect this correction in the Company's June 30, 2012 consolidated financial statements, the Company increased its June 30, 2011 current deferred tax assets by $0.7 million, increased other accrued expenses and current liabilities by $1.8 million and decreased retained earnings by $1.1 million on the accompanying consolidated balance sheets. In addition, the Company increased net income attributable to Vanguard Health Systems, Inc. stockholders by $1.1 million during the fiscal year ended June 30, 2012 on the accompanying consolidated statements of operations to retroactively apply this correction to its current year results of operations. The $1.1 million net impact of this correction reflected in the Company's results of operations for the year ended June 30, 2012 was comprised of a $2.5 million decrease for the three months ended September 30, 2011 ($4.1 million decrease to Medicare and Medicaid EHR incentives, net of a $1.6 million income tax benefit) and a $3.6 million increase for the three months ended December 31, 2011 ($5.9 million increase to Medicare and Medicaid EHR incentives, net of a $2.3 million income tax expense).
The Company recognized approximately $28.2 million of other income related to Medicare and Medicaid EHR incentives during the year ended June 30, 2012 under the contingency model. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. As of June 30, 2011 and 2012, the Company had recognized approximately $6.1 million and $2.7 million in Medicaid EHR receivables, respectively, on its consolidated balance sheet. In addition, as of June 30, 2011 and 2012, the Company had recognized $3.8 million and $4.3 million in Medicare EHR deferred revenues, respectively, on its consolidated balance sheet.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity of 90 days or less when purchased to be cash equivalents. The Company manages its credit exposure by placing its investments in high quality securities and by periodically evaluating the relative credit standing of the financial institutions holding its cash and investments.
As of June 30, 2011 and 2012, approximately $18.1 million and $43.2 million, respectively, of total cash and cash equivalents in the accompanying consolidated balance sheets were identified for the operations of the Company’s captive insurance subsidiaries.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounts Receivable
The Company’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for contractual discounts and uncollectible amounts. The Company typically writes off uncollected accounts receivable 120 days subsequent to discharge date. Medicare program net receivables, including managed Medicare receivables, comprised approximately 26% and 27% of net patient receivables as of June 30, 2011 and 2012, respectively. Medicare revenues are included in the acute care services operating segment. Receivables from various state Medicaid programs and managed Medicaid programs comprised approximately 24% and 23% of net patient receivables as of June 30, 2011 and 2012, respectively. Remaining receivables relate primarily to various HMO and Preferred Provider Organization payers, commercial insurers and private patients. Concentration of credit risk for these payers is limited by the number of patients and payers.
The Company estimates the allowance for doubtful accounts using a standard policy that reserves 100% of all accounts aged greater than 365 days subsequent to discharge date plus a standard percentage of uninsured accounts less than 365 days old plus a standard percentage of self-pay after insurance accounts less than 365 days old. The Company has periodically adjusted its policy to increase the standard percentages applied to uninsured accounts and self-pay after insurance accounts to account for pricing changes and for the impact of its uninsured discount policy, as previously described in Note 2 under Patient Service Revenues. The Company tests its allowance for doubtful accounts policy quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. The Company also supplements its analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. Significant changes in payer mix, business office operations, general economic conditions and healthcare coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its results of operations and cash flows.
The Company classifies accounts pending Medicaid approval as self-pay accounts in its accounts receivable aging report and applies the standard uninsured discount. The net account balance is further subject to the allowance for doubtful accounts reserve policy. Should the account qualify for Medicaid coverage, the previously recorded uninsured discount is reversed and the account is reclassified to Medicaid accounts receivable with the appropriate contractual discount applied. Should the account not qualify for Medicaid coverage but qualify as charity care under the Company’s charity policy, the previously recorded uninsured discount is reversed and the entire account balance is recorded as a charity deduction.
A summary of the Company’s allowance for doubtful accounts activity, including those for discontinued operations, during the three most recent fiscal years follows (in millions).

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Accounts Written off, Net of Recoveries and Other	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2010	$121.5	$152.5	$198.4	$75.6
Year ended June 30, 2011	$75.6	$302.3	$172.9	$205.0
Year ended June 30, 2012	$205.0	$539.4	$377.9	$366.5
Inventories
Inventories, consisting of medical supplies and pharmaceuticals, are stated at the lower of cost (first-in, first-out) or market.
Property, Plant and Equipment
Purchases of property, plant and equipment are stated at cost. Routine maintenance and repairs are charged to expense as incurred. Expenditures that increase values, change capacities or extend useful lives are capitalized. For assets other than leasehold improvements, depreciation is computed using the straight-line half-year method over the estimated useful lives of the assets, which approximate 3 to 40 years. Leasehold improvements are depreciated over the lesser of the estimated useful life or term of the lease. Amortization expense for assets acquired under capital leases are included with depreciation expense.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Depreciation and amortization expense was approximately $139.6 million, $193.8 million and $258.3 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively. The Company tests its property, plant and equipment and other long-lived assets for impairment as management becomes aware of impairment indicators.
During fiscal 2010, 2011 and 2012, the Company capitalized $2.4 million, $5.6 million and $3.4 million of interest, respectively, associated with certain of its hospital construction and expansion projects. The Company estimates that it is contractually obligated to expend approximately $181.6 million related to projects classified as construction in progress as of June 30, 2012. The Company also capitalizes costs associated with developing computer software for internal use. The Company capitalizes both internal and external direct costs, excluding training, during the application development stage primarily for the purpose of customizing vendor software to integrate with the Company’s hospital information systems. The estimated net book value of capitalized internal use software included in net property, plant and equipment, was approximately $51.8 million and $62.2 million as of June 30, 2011 and 2012, respectively. The amortization expense for internal use software, included in depreciation expense, was approximately $11.8 million, $14.7 million and $29.3 million for the fiscal years ended June 30, 2010, 2011 and 2012, respectively.
The following table provides the gross asset balances for each major class of asset and total accumulated depreciation as of June 30, 2011 and 2012 (in millions).

	June 30, 2011	June 30, 2012
Class of asset:
Land and improvements	$199.2	$215.9
Buildings and improvements	1,405.7	1,646.9
Equipment	953.6	1,135.3
Construction in progress	90.5	162.4
	2,649.0	3,160.5
Less: accumulated depreciation	(818.5)	(1,050.4)
Net property, plant and equipment	$1,830.5	$2,110.1
Long-Lived Assets and Goodwill

Goodwill and indefinite-lived intangible assets are evaluated annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. Goodwill is tested for impairment at a level referred to as a reporting unit. In assessing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment review process is unnecessary. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform the first step of the two-step impairment review process.

In 2012, the Company elected not to perform a qualitative impairment assessment for goodwill but instead to complete the quantitative analysis. The first step of the quantitative two-step process involves a comparison of the estimated fair value of a reporting unit to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a discounted cash flow (“DCF”) analysis. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, perpetual growth rates and the amount and timing of expected future cash flows. The significant judgments are typically based upon Level 3 inputs, generally defined as unobservable inputs representing the Company's own assumptions. The cash flows employed in the DCF analysis are based on the Company's most recent budgets and business plans and, when applicable, various growth rates are assumed for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risks inherent in the future cash flows of the respective reporting units. If the estimated fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary.

If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with its carrying amount to measure the amount of impairment loss, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination (i.e., the estimated

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit including any unrecognized intangible assets as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid). If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the reporting unit's goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company's 2012 annual impairment analysis did not result in any impairments of the Company's goodwill. However, the Company's Arizona hospitals reporting unit experienced market challenges that negatively impacted its results of operations and cash flows during the fiscal year ended June 30, 2012. These factors included hospital reimbursement cuts, reductions to covered lives under the state's AHCCCS program and local economic conditions that adversely impacted elective volumes for these hospitals. Based upon the implementation of certain cost reduction initiatives, expected improvements in the local economic and state financial conditions and the demographic composition of this market, the Company believes future operating results and cash flows of these hospitals will improve. However, the Company will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for this reporting unit.

Amortization of Intangible Assets
Amounts allocated to contract-based intangible assets, which primarily represent PHP’s contract with AHCCCS and PHP’s various contracts with network providers, are amortized over their useful lives, which equal ten years. The expected future cash flows supporting the value of contract-based intangible assets are affected by the Company’s ability and intent to renew or extend the related PHP contracts. No amortization is recorded for indefinite-lived intangible assets. Deferred loan costs and syndication costs are amortized over the life of the applicable credit facility or notes using the effective interest method. Physician income and service agreement guarantee intangible assets are recorded based upon the estimated future payments under the contracts and are amortized over the applicable contract service periods. The useful lives over which intangible assets are amortized range from two years to ten years.
Investments in Securities
Investments in securities include debt and equity securities and are classified as available-for-sale, held-to-maturity or as part of a trading portfolio. As of June 30, 2011 and 2012, the Company held no significant investments in securities classified as either held-to-maturity or trading. Investments in securities classified as available-for-sale are reported at fair value. Unrealized gains and losses, net of taxes, are reported as accumulated other comprehensive income (loss) unless the unrealized loss is determined to be other-than-temporary, at which point the Company would record a loss in the consolidated statements of operations. The Company calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. See Note 4 for more information regarding the Company's investments in securities.
Escrowed Cash for Capital Commitments
In connection with the Company's acquisition of The Detroit Medical Center ("DMC"), certain capital commitments were agreed upon to be satisfied at particular dates. Since a portion of these commitments were not met at the first required date, the Company escrowed cash for the purpose of funding capital projects. These funds represent restricted cash that are to be used to acquire long-term assets. Since the funds deposited into escrow for DMC asset purchases represent a contractual obligation to fund long-term capital assets, the Company deems it proper to present the funds as a noncurrent asset on its consolidated balance sheet until the obligation has been satisfied.
Accrued Health Plan Claims and Settlements
During the fiscal years ended June 30, 2010, 2011 and 2012, health plan claims expense was $665.8 million, $686.3 million and $578.9 million, respectively, primarily representing health claims incurred by members in PHP. Vanguard estimates PHP’s reserve for health claims using historical claims experience (including cost per member and payment lag time) and other actuarial data including number of members and certain member demographic information. Accrued health plan claims and settlements, including incurred but not reported claims and net amounts payable to AHCCCS and CMS for certain programs for which profitability is limited, for all the Company's health plans combined was approximately $114.9 million and $67.8 million as of June 30, 2011 and 2012, respectively. While management believes that its estimation methodology effectively captures trends in medical claims costs, actual payments could differ significantly from its estimates given changes in the healthcare cost structure or adverse experience. Due to changes in historical claims trends during its fiscal years ended June 30, 2010, 2011 and 2012, the Company decreased its health plan claims and settlements reserve related to prior fiscal year health claims by $4.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

million ($3.0 million net of taxes or $0.07 per diluted share), $12.7 million ($7.8 million net of taxes or $0.17 per diluted share) and $14.5 million ($8.8 million net of taxes or $0.11 per diluted share). Additional adjustments to prior year estimates may be necessary in future periods as more information becomes available.
During the fiscal years ended June 30, 2010, 2011 and 2012, approximately $42.8 million, $41.3 million and $42.4 million, respectively, of accrued and paid claims for services provided to the Company’s health plan members by its hospitals and its other healthcare facilities were eliminated in consolidation. The Company’s operating results and cash flows could be materially affected by increased or decreased utilization of its healthcare facilities by members in its health plans.
Employee Health Insurance Reserve
The Company covers substantially all of its employees under self-insured medical plans. Claims are accrued under the self-insured medical plans as the incidents that give rise to them occur. Unpaid claims accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses, in accordance with an average lag time and historical experience. The reserve for self-insured medical plans was approximately $30.6 million and $28.9 million as of June 30, 2011 and 2012, respectively, and is included in accrued salaries and benefits in the accompanying consolidated balance sheets. The Company mitigated its self-insured risk by purchasing stop-loss coverage for catastrophic claims for a portion of its covered employees at a $500,000 per enrollee annual limit. During the fiscal years ended June 30, 2011 and 2012, approximately $58.7 million and $75.8 million, respectively, of medical claims expense was eliminated in consolidation related to self-insured medical claims expense incurred and revenues earned due to employee utilization of the Company’s healthcare facilities.
Professional and General Liability and Workers Compensation Reserves
Given the nature of its operating environment, the Company is subject to professional and general liability and workers compensation claims and related lawsuits in the ordinary course of business. The Company maintains professional and general liability insurance with unrelated commercial insurance carriers to provide for losses up to $65.0 million in excess of its self-insured retention (such self-insured retention maintained through the Company’s wholly-owned captive insurance subsidiary and/or another of its wholly-owned subsidiaries) of $10.0 million through June 30, 2010 but increased to $15.0 million for its Illinois hospitals subsequent to June 30, 2010.
Through the fiscal year ended June 30, 2010, the Company insured its excess coverage under a retrospectively rated policy, and premiums under this policy were recorded based on the Company’s historical claims experience. The Company self-insures its workers compensation claims at levels ranging from $0.6 million to $1.0 million per claim and purchases excess insurance coverage for claims exceeding these self-insured limits.
The Company’s total reserves for professional and general liability as of June 30, 2011 and 2012 were $326.8 million and$340.2 million, respectively. As of June 30, 2011 and 2012, the reserves for workers’ compensation were $32.1 million and $34.3 million, respectively. The current portion of the total professional and general liability and workers compensation reserves as of June 30, 2011 and 2012 was $69.2 million and $69.7 million, respectively, and is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheets. The Company utilizes actuarial information to estimate its reserves for professional and general liability and workers compensation claims. Each reserve is comprised of estimated indemnity and expense payments related to: (1) reported events (“case reserves”) and (2) incurred but not reported events (“IBNR”) as of the end of the period. Management uses information from its risk managers and its best judgment to estimate case reserves. Actuarial IBNR estimates are dependent on multiple variables including the Company’s risk exposures, its self-insurance limits, geographic locations in which it operates, the severity of its historical losses compared to industry averages and the reporting pattern of its historical losses compared to industry averages, among others. Most of these variables require judgment, and changes in these variables could result in significant period over period fluctuations in the Company’s estimates. The Company discounts its workers compensation reserve using a 4% factor, an actuarial estimate of projected cash payments in future periods. The Company does not discount the reserve for estimated professional and general liability claims.
The Company adjusts these reserves from time to time as it receives updated information. Due to changes in historical loss trends, during its fiscal year ended June 30, 2010, the Company increased its professional and general liability reserve related to prior fiscal years by $8.4 million ($5.2 million net of taxes or $0.12 per diluted share). During its fiscal year ended June 30, 2011, the Company decreased its professional liability and general reserve related to prior fiscal years by $5.4 million ($3.3 million net of taxes or $0.07 per diluted share). During its fiscal year ended June 30, 2012, the Company increased its professional liability and general reserve related to prior fiscal years by $0.5 million ($0.3 million net of taxes or $0.01 per diluted share).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Similarly, the Company decreased its workers compensation reserve related to prior fiscal years by $5.1 million ($3.1 million net of taxes or $0.07 per diluted share), $4.3 million ($2.6 million net of taxes or $0.06 per diluted share) and $0.3 million ($0.2 million net of taxes), respectively, during its fiscal years ended June 30, 2010, 2011 and 2012. Additional adjustments to prior year estimates may be necessary in future periods as the Company’s reporting history and loss portfolio matures.
Pension Plan
Upon completing the acquisition of DMC on January 1, 2011, the Company assumed a frozen noncontributory defined benefit retirement plan (“DMC Pension Plan”) covering substantially all of the employees of DMC and its subsidiaries hired prior to June 1, 2003. The benefits paid under the DMC Pension Plan are primarily based on years of service and final average earnings.
The DMC Pension Plan is measured using actuarial techniques that reflect management’s assumptions for discount rates relative to the projected benefit obligation and the interest cost component of net periodic pension cost, expected long-term investment returns on plan assets, expected retirement and mortality. Management utilizes an independent actuary in determining these estimates.
The accounting guidance related to employers’ accounting for defined benefit pension plans requires recognition in the balance sheet of the funded status of defined benefit pension plans, and the recognition in other comprehensive income (loss) of unrecognized gains or losses and prior service costs or credits. Additionally, the guidance requires the measurement date for plan assets and liabilities to coincide with the plan sponsor’s year end. As of June 30, 2012, the Company had an accumulated comprehensive loss of $80.6 million ($49.2 million, net of tax) related to the DMC Pension Plan.

Redeemable Noncontrolling Interest

In September 2011, the Company obtained a 51% controlling interest in a partnership that held the assets acquired and liabilities assumed in the purchase of Valley Baptist Health Systems as more fully discussed in Note 3. The remaining 49% non-controlling interest was granted to the former owner of Valley Baptist (the “seller”) as purchase consideration. The partnership operating agreement includes an option by which the seller may put its 49% non-controlling interest back to the Company upon either the third or fifth anniversary of the transaction date. The redemption value is calculated based upon the operating results and the debt of the partnership, but is subject to a floor value. The Company also has the option to call a stated percentage of the seller's non-controlling interest in the event the seller does not exercise its put option on either of the anniversary dates.
The Company's redeemable noncontrolling interest ("RNCI") includes redemption features that cause the interest not to meet the requirements for classification as equity. Redemption of the RNCI feature would require either the delivery of cash or the issuance of shares. It is the Company's intent to settle this redemption in cash. Accordingly, the RNCI is classified in the mezzanine section of the Company's accompanying consolidated balance sheets under the caption “Redeemable noncontrolling interests”. The Company recorded the opening balance of RNCI at the estimated fair value and elected to accrete the issue date fair value of the RNCI to maximum redemption value over time.

Any subsequent change to the estimated redemption will be recorded as an adjustment to equity. With respect to the calculation of earnings per share, in instances where the maximum redemption amount exceeds fair value, this excess would result in a decrease to net income available to common stockholders. Alternatively, in instances where the fair value exceeds maximum redemption amount, net income available to common stockholders would be increased only to the extent that decreases had been recognized in previous periods. Any changes in estimate from period to period would be accreted over the remaining quarters until the first put option measurement date (third anniversary of the acquisition) on a prospective basis.
Income Taxes
The Company accounts for income taxes using the asset and liability method. This guidance requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.
The Company believes that its tax return provisions are accurate and supportable, but certain tax matters require interpretations of tax law that may be subject to future challenge and may not be upheld under tax audit. To reflect the

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

possibility that all of its tax positions may not be sustained, the Company maintains tax reserves that are subject to adjustment as updated information becomes available or as circumstances change. The Company records the impact of tax reserve changes to its income tax provision in the period in which the additional information, including the progress of tax audits, is obtained.
The Company assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The factors used in this determination include the following:

•	cumulative losses in recent years;

•	income/losses expected in future years;

•	unsettled circumstances that, if favorably resolved, would adversely affect future operations;

•	availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

•	carryforward period associated with the deferred tax assets and liabilities; and

•	prudent and feasible tax planning strategies.
In addition, financial forecasts used in determining the need for or amount of federal and state valuation allowances are subject to changes in underlying assumptions and fluctuations in market conditions that could significantly alter the Company’s recoverability analysis and thus have a material adverse impact on the Company’s consolidated financial condition, results of operations or cash flows.
Stock-Based Compensation
The Company records stock-based employee compensation for options granted subsequent to July 1, 2006 using a Black-Scholes-Merton model. The following table sets forth the range of assumptions the Company has utilized in the Black-Scholes-Merton model.

Risk-free interest rate	1.24%	to	5.13%
Dividend yield		0%
Volatility (annual)	26.39%	to	52.00%
Expected option life		6.25 years
For stock-based awards included in the Black-Scholes-Merton valuation model, the Company used historical stock price information of certain peer group companies for a period of time equal to the expected award life period to determine estimated volatility. The Company determined the expected life of the stock awards by averaging the contractual life of the awards and the vesting period of the awards. The estimated fair value of awards are amortized to expense on a straight-line basis over the awards’ vesting period.
Recently Issued Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This allows for the same evaluation as described in ASU 2011-08 for Intangibles—Goodwill and Other. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2012-02 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles—Goodwill and Other” (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. ASU 2011-08 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.
In July 2011, the FASB issued ASU No. 2011-07, “Health Care Entities” (Topic 954): Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities ("ASU 2011-07"). ASU 2011-07 is effective for fiscal years and interim periods beginning after December 31, 2011, with early adoption permitted. Changes to the presentation of the provision for bad debts related to patient service revenue in the statement of operations should be applied retrospectively to all prior periods presented. ASU 2011-07 states that a healthcare entity that recognizes significant amounts of patient service revenue at the time the services are rendered even though it does not assess the patient’s ability to pay must present the allowance for doubtful accounts as a reduction of net patient revenue and not include it as a separate item in operating expenses. The Company early adopted this guidance effective July 1, 2011.

In July 2011, the FASB issued ASU No. 2011-06, Other Expenses (Topic 720): Fees Paid to the Federal Government by Health Insurers (a consensus of the FASB Emerging Issues Task Force), or ASU 2011-06. ASU 2011-06 addresses how fees mandated by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), should be recognized and classified in the income statements of health insurers. The Health Reform Law imposes a mandatory annual fee on health insurers for each calendar year beginning on or after January 1, 2014. ASU 2011-06 stipulates that the liability incurred for that fee be amortized to expense over the calendar year in which it is payable. This ASU is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective. The adoption of ASU 2011-06 is not expected to significantly impact the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive
Income,” ("ASU 2011-05") which requires that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance provided in this ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. During the fourth quarter of fiscal 2012 and retrospectively for all periods presented, the Company early adopted the provisions of ASU 2011-5. ASU 2011-5 eliminated the Company’s previously elected option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-5 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company has elected to present comprehensive income with the inclusion of a separate and consecutive statement. The adoption of this standard by the Company in the fourth quarter of fiscal 2012 did not have any impact on our financial condition, results of operations or cash flows.

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

3. BUSINESS COMBINATIONS
Acquisition of The Detroit Medical Center
Effective January 1, 2011, the Company purchased substantially all of the assets of DMC, a Michigan non-profit corporation, and certain of its affiliates, which assets consisted of eight acute care and specialty hospitals and related healthcare facilities in the Detroit, Michigan metropolitan area. The table below summarizes the DMC purchase price allocation.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Cash	$6.4
Accounts receivable	115.1
Inventories	26.7
Prepaid expenses and other current assets	106.0
Property and equipment	524.6
Goodwill	101.7
Other intangible assets	10.7
Investments in securities	166.4
Other assets	85.2
Total assets acquired	1,142.8

Accounts payable	80.9
Other current liabilities	188.3
Pension benefit obligation	228.0
Other long-term liabilities	282.3
Total liabilities and equity assumed	779.5
Net assets acquired	$363.3
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
The RNCI resulted from an option the seller was granted as part of the acquisition to require the Company to redeem all or a portion of the seller's 49% equity interest in the partnership on the third or fifth anniversary of the acquisition date at a stated redemption value. The carrying value of the redeemable non-controlling interest has been determined based upon the discounted expected redemption value as of June 30, 2012. Each reporting period the Company accretes the carrying value of RNCI up to the expected redemption value during the three years subsequent to acquisition. If the minority partner exercises this option, the Company may purchase the non-controlling interest with cash or by issuing stock. If the option is exercised, it is the Company’s intent to settle the purchase in cash. If the option were to be settled in shares, approximately 8,129,000 shares of the Company’s common stock would be required to be issued based upon the closing price of the Company’s common stock on June 29, 2012. Any excess of the purchase price allocation over the fair values of the assets acquired, liabilities assumed and non-controlling interests is recorded as goodwill. The Company had completed its fair value estimates of the individual assets acquired and liabilities assumed related to the acquisition as of June 30, 2012. The table below summarizes the Company's purchase price allocation for its acquisition of Valley Baptist.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Accounts receivable	$40.0
Inventories	7.2
Prepaid expenses and other current assets	22.8
Property and equipment	244.5
Goodwill	7.0
Other assets	11.0
Total assets acquired	332.5

Accounts payable	29.7
Other current liabilities	24.7
Other long-term liabilities	14.3
Long-term debt and capital leases	12.6
Redeemable non-controlling interest	51.2
Non-controlling interests	(0.5)
Total liabilities and equity assumed	132.0
Net assets acquired	$200.5
Pro Forma Information
Revenues of approximately $358.3 million for the Valley Baptist acquisition (effective September 1, 2011) are included in the Company's consolidated statement of operations for the fiscal year ended June 30, 2012. The following table provides certain pro forma financial information for the Company as if the Valley Baptist acquisition, the DMC acquisition, and the Company's acquisition of two hospitals from Resurrection Health Care (effective August 1, 2010) occurred at the beginning of fiscal year 2011 (in millions).

	Year ended June 30,
	2011	2012
Total revenues	$5,959.1	$6,006.9
Income from continuing operations, before income taxes	$14.8	$72.3
4. FAIR VALUE MEASUREMENTS
The Company’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by two of its captive insurance subsidiaries. The following tables present information about the assets that are measured at fair value on a recurring basis as of June 30, 2011 and 2012 (in millions). The following tables also indicate the fair value hierarchy of the valuation techniques the Company utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States short-term treasury bills	$21.0	$0.1	$20.9	$—
Corporate bonds	12.6	—	12.6	—
Common stock — domestic	10.1	0.1	10.0	—
Common stock — international	7.9	7.7	0.2	—
Preferred stock — international	0.2	0.2	—	—
Investments in securities	$51.8	$8.1	$43.7	$—

	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States short-term treasury bills	$20.8	$0.3	$20.5	$—
Auction rate securities	8.8	—	—	8.8
Corporate bonds	14.1	—	14.1	—
Common stock — domestic	9.7	0.1	9.6	—
Common stock — international	9.7	9.4	0.3	—
Preferred stock — international	0.2	0.2	—	—
Investments in securities	$63.3	$10.0	$44.5	$8.8
The following table provides a reconciliation of the beginning and ending balances for the year ended June 30, 2012 and the year ended June 30, 2011 for those fair value measurements using significant Level 3 unobservable inputs for the Company's investment in auction rate securities ("ARS") included within investments in securities on the accompanying consolidated balance sheets (in millions).

	Balance at June 30, 2011	Redemptions	Realized gain on redemptions, pre tax	Change in fair value, pre tax	Balance at June 30, 2012
Auction rate securities	$8.8	$(10.0)	$—	$1.2	$—

	Balance at June 30, 2010	Redemptions	Realized gain on redemptions, pre tax	Change in fair value, pre tax	Balance at June 30, 2011
Auction rate securities	$19.8	$(14.3)	$0.5	$2.8	$8.8
Investments in securities
As of June 30, 2012, the Company held $51.8 million in total available for sale investments in debt and equity securities, which are included in investments in securities on the consolidated balance sheets. Investments in corporate bonds, valued at approximately $12.6 million at June 30, 2012, consist of corporate bonds and other fixed income investments with average maturities of approximately 11.4 years as of June 30, 2012. The Company calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $51.1 million as of June 30, 2012.

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
The following table provides a reconciliation of activity for the Company's investments in securities, excluding activity related to ARS as previously disclosed, for the years ended June 30, 2012 and 2011, respectively (in millions).

	Fair value at June 30, 2011	Proceeds from sales	Purchases of securities	Realized gain on sales, pre tax	Change in fair value, pre tax	Fair value at June 30, 2012
Investment in securities	$54.5	$(75.3)	$73.5	$0.1	$(1.0)	$51.8

	Fair value acquired at January 1, 2011	Proceeds from sales	Purchases of securities	Realized gain on sales, pre tax	Change in fair value, pre tax	Fair value at June 30, 2011
Investments in securities	$166.4	$(238.4)	$123.7	$1.1	$1.7	$54.5

Supplemental information regarding the Company's available-for-sale investment securities held as of June 30, 2012 is set forth in the table below (in millions).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States short-term treasury bills	$21.0	$—	$—	$21.0
Corporate bonds	11.3	1.3	—	12.6
Common stock - domestic	9.2	0.9	—	10.1
Common stock - international	9.3	0.2	(1.6)	7.9
Preferred stock - international	0.3	—	(0.1)	0.2
	$51.1	$2.4	$(1.7)	$51.8
As of June 30, 2012, the Company's investments in securities with unrealized loss positions greater than twelve months aggregated approximately $1.4 million. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell investments in securities in unrealized loss positions before recovery of their amortized cost bases. The Company will continue to monitor and evaluate the recoverability of the Company's investments in securities. As of June 30, 2012, the Company concluded that other-than-temporary impairment charges were not necessary.
During fiscal year 2010, the Company recognized realized losses related to its investments in ARS for approximately $0.1 million in connection with a $6.2 million redemption of ARS at 98% of par value. During the fiscal year ended June 30, 2011, the Company recognized a realized gain of $0.6 million related to the redemption, at par, of the ARS that had previously been impaired due to the failed tender during the quarter ended September 30, 2008. As of June 30, 2011, the Company had recognized temporary impairments of $1.2 million ($0.7 million, net of taxes) related to the ARS that was included in accumulated other comprehensive income (loss) (“AOCL”) on the accompanying consolidated balance sheet. During the fiscal year ended June 30, 2012, the Company's previously recognized temporary impairments of $1.2 million ($0.7 million, net of taxes) were reversed from AOCL and a corresponding gain was recognized due to the redemption, at par, of the remaining ARS. As of June 30, 2012, the Company had no remaining ARS.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Long-Term Debt
The fair value of the Company's long-term debt, excluding capital leases and other long-term debt, was approximately $1,955.2 million, based upon stated market prices (Level 1) at June 30, 2012. The fair values of the Company's term loan facility and capital leases and other long-term debt, was approximately $813.5 million, based upon quoted market prices and interest rates (Level 2) at June 30, 2012.

5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets in the accompanying consolidated balance sheets consist of the following as of June 30, 2011 and 2012 (in millions).

	2011	2012
Prepaid insurance	$1.6	$3.0
Prepaid maintenance contracts	8.2	12.6
Other prepaid expenses	17.0	23.6
Third party settlements	11.7	66.7
Health plan receivables	19.8	18.2
FICA settlement receivable	43.5	48.1
Other receivables	56.1	64.2
	$157.9	$236.4

6. GOODWILL AND INTANGIBLE ASSETS
The following table provides information regarding the intangible assets, including deferred loan costs, included on the accompanying consolidated balance sheets as of June 30, 2011 and 2012 (in millions).

	Gross Carrying Amount		Accumulated Amortization
	2011	2012	2011	2012
Class of Intangible Asset
Amortized intangible assets:
Deferred loan costs	$65.0	$63.5	$8.2	$14.2
Contracts	31.4	31.4	21.2	24.3
Physician income and other guarantees	35.4	42.8	29.8	34.9
Other	8.9	9.0	3.5	4.6
Subtotal	140.7	146.7	62.7	78.0
Indefinite-lived intangible assets:
License and accreditation	16.0	20.3	—	—
Total	$156.7	$167.0	$62.7	$78.0
Amortization expense for contract-based intangibles and other intangible assets during the fiscal years ended 2010, 2011 and 2012 was approximately $4.8 million, $4.0 million and $4.1 million, respectively. Total estimated amortization expense for these intangible assets during the next five years and thereafter is as follows: 2013 — $4.2 million; 2014 — $4.2 million; 2015 — $1.7 million; 2016 — $0.6 million; 2017 — $0.1 million and $0.7 million thereafter.
Amortization of deferred loan costs of $5.2 million, $6.3 million and $6.9 million during the years ended 2010, 2011 and 2012, respectively, is included in net interest. Net deferred loan costs of $11.2 million were written off as part of the debt extinguishment costs associated with the redemption of the 10.375% Senior Discount Notes (see Note 7). The Company capitalized approximately $10.6 million of additional deferred loan costs during fiscal 2012 associated with the additional debt offerings in March 2012 (see Note 7).
Amortization of physician income and other guarantees of $6.7 million, $4.8 million and $5.1 million during the fiscal years ended June 30, 2010, 2011 and 2012, respectively, is included in purchased services or other operating expenses.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

During fiscal 2012, goodwill increased by $7.7 million related to acute care services segment acquisitions and $3.6 million related to a health plan service segment acquisition. During fiscal 2011, goodwill increased by $90.6 million related to acute care services segment acquisitions. As of June 30, 2011 and 2012, the Company had recognized cumulative goodwill impairments of $166.9 million, all of which relate to the Company’s acute care services segment.

7. FINANCING ARRANGEMENTS
A summary of the Company’s long-term debt as of June 30, 2011 and 2012 follows (in millions).

	June 30, 2011	June 30, 2012
8.0% Senior Unsecured Notes due 2018	$1,156.3	$1,159.1
7.750% Senior Notes due 2019	350.0	722.2
10.375% Senior Discount Notes due 2016	465.0	9.9
Term loans payable under credit facility due 2016	806.9	798.8
Capital leases and other long term debt	9.4	16.6
	2,787.6	2,706.6
Less: current maturities	(461.8)	(11.2)
	$2,325.8	$2,695.4

8.0% Senior Notes
On January 29, 2010, the Company completed a comprehensive refinancing plan (the “Refinancing”). In connection with the Refinancing, on January 29, 2010, two of the Company’s wholly-owned subsidiaries, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc. (collectively, the “Issuers”), completed a private placement of $950.0 million ($936.3 million cash proceeds) of 8.0% Senior Unsecured Notes due February 1, 2018 (“8.0% Notes”). Interest on the 8.0% Notes is payable semi-annually in August and February of each year. The 8.0% Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future senior unsecured indebtedness of the Issuers. The $13.7 million discount is accreted to par over the term of the 8.0% Notes. All payments on the 8.0% Notes are guaranteed jointly and severally on a senior unsecured basis by the Company and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the 2010 credit facilities (as defined below).
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
On July 14, 2010, the Issuers entered into a Second Supplemental Indenture, under which the Issuers co-issued (the “Add-on Notes Offering”) $225.0 million ($216.6 million cash proceeds) aggregate principal amount of 8.0% Senior Unsecured Notes due 2018 (the “Add-on Notes”), which are guaranteed on a senior unsecured basis by the Company and its domestic subsidiaries, other than those subsidiaries that do not guarantee the obligations of the borrowers under the 2010 credit facilities. The Add-on Notes Offering was made under the indenture governing the 8.0% Notes, which was executed on January 29, 2010 as part of the Refinancing. The Add-on Notes were issued at an offering price of 96.25% plus accrued interest from January 29, 2010. The discount of $8.4 million is accreted to par over the remaining term of the Add-on Notes. The proceeds from the Add-on Notes were used to finance, in part, the Company’s acquisition of DMC and to pay fees and expenses incurred in connection with the foregoing.
On June 14, 2011, the Issuers exchanged substantially all of their outstanding Add-on Notes for new 8.0% senior unsecured notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.

7.750% Senior Notes
On January 26, 2011, the Issuers issued an aggregate principal amount of $350.0 million of 7.750% senior notes due 2019 (the “Senior Notes”), in a private placement. The Issuers’ obligations under the Senior Notes were fully and unconditionally guaranteed on a senior basis by the Company, Vanguard Health Holding Company I, LLC and certain subsidiaries of VHS Holdco II (as defined below).
The Senior Notes bear interest at a rate of 7.750% per annum. The Company will pay cash interest semi-annually in arrears on February 1 and August 1 of each year, beginning on August 1, 2011. The Senior Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers. The Senior Notes mature on February 1, 2019. The Company used the proceeds from the Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of the offering and the offering of the Senior Discount Notes, defined below.
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

On March 30, 2012, the Company issued $375.0 million ($372.2 million cash proceeds net of original issue discount) aggregate principal amount of 7.750% Senior Notes due 2019 (the “New Notes”) in a private placement pursuant to the indenture, dated as of January 26, 2011 (the "Indenture"), governing the Senior Notes. The New Notes generally have the same terms and features as the Senior Notes. The New Notes mature on February 1, 2019. The New Notes were issued at an offering price of 99.25% plus accrued interest from February 1, 2012. The discount of $2.8 million will be accreted to par over the remaining term of the New Notes.

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
The Senior Discount Notes had an initial accreted value of $602.23 per $1,000 stated principal amount at maturity and were issued at a price of $595.08 per $1,000 stated principal amount at maturity. No cash interest will accrue on the Senior Discount Notes, but the Senior Discount Notes will accrete at a rate of 10.375% per annum, compounded semi-annually on February 1 and August 1 of each year, such that the accreted value will equal the stated principal amount at maturity on February 1, 2016. Vanguard used the proceeds from the offering of the Senior Discount Notes to pay a dividend of approximately $447.2 million ($593.58 per common share) to its equity holders, primarily during the Company's fiscal year ended June 30, 2011.
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

During the fiscal year ended June 30, 2012, the Company used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem approximately $450.0 million accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums related thereto. The redemptions

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed and resulted in the recognition of debt extinguishment costs of approximately $38.9 million ($25.3 million net of taxes or $0.32 per diluted share), representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. During the fiscal year ended June 30, 2012, the Company redeemed an additional $6.0 million of Senior Discount Notes through privately negotiated transactions. The remaining outstanding Senior Discount Notes are not callable until February 1, 2013.
Credit Facility Debt

The Company's senior secured credit facilities include a six-year term loan facility (“2010 term loan facility”) in the amount of $815.0 million and a five-year revolving credit facility (the “2010 revolving facility” and together with the 2010 term loan facility, the “2010 Credit Facilities”). In April 2012, Vanguard received commitments, which became effective in May 2012, to increase the borrowing capacity available under the Company's 2010 revolving facility by $105.0 million from $260.0 million to $365.0 million. The Company’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $333.0 million as of June 30, 2012.

The 2010 term loan facility bears interest at a rate equal to, at the Company’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or an alternate base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.00% as of June 30, 2012. The Company also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until the maturity of the term debt.
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
The 2010 credit facilities contain numerous covenants that restrict the Company or its subsidiaries from completing certain transactions and also include limitations on capital expenditures, a minimum interest coverage ratio requirement and a maximum leverage ratio requirement. The Company was in compliance with each of these debt covenants as of June 30, 2012. Obligations under the credit agreement are unconditionally guaranteed by the Company and Vanguard Health Holding Company I, LLC (“VHS Holdco I”) and, subject to certain exceptions, each of VHS Holdco I’s wholly-owned domestic subsidiaries (the “U.S. Guarantors”). Obligations under the credit agreement are also secured by substantially all of the assets of Vanguard Health Holding Company II, LLC (“VHS Holdco II”) and the U.S. Guarantors including a pledge of 100% of the membership interests of VHS Holdco II, 100% of the capital stock of substantially all U.S. Guarantors (other than VHS Holdco I) and 65% of the capital stock of each of VHS Holdco II’s non-U.S. subsidiaries that are directly owned by VHS Holdco II or one of the U.S. Guarantors and a security interest in substantially all tangible and intangible assets of VHS Holdco II and each U.S. Guarantor.
Future Maturities
The aggregate annual principal payments and scheduled redemptions of long-term debt, including capital leases and other long term debt, for each of the next five years and thereafter are as follows: Year 1 — $11.6 million; Year 2 — $13.1 million; Year 3 — $13.1 million; Year 4 — $11.4 million; Year 5 — $780.5 million and $1,897.2 million thereafter.
Other Information

The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the 8.0% Notes, the Senior Notes and the New Notes. Certain of the Company’s other consolidated wholly-owned and non-wholly-owned entities do not guarantee these notes or the Senior Discount Notes in conformity with the provisions of the indentures governing those notes, and do not guarantee the 2010 credit facilities in

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

conformity with the provisions thereof. The accompanying consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Company as of June 30, 2011 and 2012 and for the fiscal years ended June 30, 2010, 2011 and 2012 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$644.1	$292.5	$—	$936.6
Restricted cash	—	—	—	0.7	1.6	—	2.3
Accounts receivable, net	—	—	—	448.1	36.3	—	484.4
Inventories	—	—	—	83.6	0.3	—	83.9
Prepaid expenses and other current assets	—	—	—	242.0	9.5	—	251.5
Total current assets	—	—	—	1,418.5	340.2	—	1,758.7
Property, plant and equipment, net	—	—	—	1,773.4	57.1	—	1,830.5
Goodwill	—	—	—	673.5	83.6	—	757.1
Intangible assets, net	—	37.4	19.4	25.3	11.9	—	94.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	63.3	—	—	63.3
Other assets	—	—	—	84.3	9.0	—	93.3
Total assets	$608.8	$37.4	$19.4	$4,038.3	$501.8	$(608.8)	$4,596.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$280.6	$33.7	$—	$314.3
Accrued expenses and other current liabilities	—	62.3	—	458.8	128.4	—	649.5
Current maturities of long-term debt	—	8.2	450.6	3.0	—	—	461.8
Total current liabilities	—	70.5	450.6	742.4	162.1	—	1,425.6
Other liabilities	—	—	—	565.5	38.0	—	603.5
Long-term debt, less current maturities	—	2,305.0	14.4	6.4	—	—	2,325.8
Intercompany	366.8	(1,488.8)	(412.7)	1,926.0	(9.4)	(381.9)	—
Total equity (deficit)	242.0	(849.3)	(32.9)	798.0	311.1	(226.9)	242.0
Total liabilities and equity	$608.8	$37.4	$19.4	$4,038.3	$501.8	$(608.8)	$4,596.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$305.8	$149.7	$—	$455.5
Restricted cash	—	—	—	0.8	1.6	—	2.4
Accounts receivable, net	—	—	—	570.8	131.3	—	702.1
Inventories	—	—	—	93.2	3.8	—	97.0
Prepaid expenses and other current assets	0.1	—	—	281.8	44.1	—	326.0
Total current assets	0.1	—	—	1,252.4	330.5	—	1,583.0
Property, plant and equipment, net	—	—	—	1,802.6	307.5	—	2,110.1
Goodwill	—	—	—	680.9	87.5	—	768.4
Intangible assets, net	—	49.0	0.3	27.0	12.7	—	89.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	51.8	—	—	51.8
Other assets	—	—	—	65.3	120.5	—	185.8
Total assets	$608.9	$49.0	$0.3	$3,880.0	$858.7	$(608.8)	$4,788.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$316.8	$73.8	$—	$390.6
Accrued expenses and other current liabilities	0.1	73.2	—	392.7	120.9	—	586.9
Current maturities of long-term debt	—	8.2	—	2.1	0.9	—	11.2
Total current liabilities	0.1	81.4	—	711.6	195.6	—	988.7
Other liabilities	—	—	—	547.6	201.8	—	749.4
Long-term debt, less current maturities	—	2,672.0	9.9	4.2	9.3	—	2,695.4
Intercompany	307.3	(1,674.2)	66.7	1,535.4	141.7	(376.9)	—
Redeemable non-controlling interests	—	—	—	—	53.1	—	53.1
Total equity (deficit)	301.5	(1,030.2)	(76.3)	1,081.2	257.2	(231.9)	301.5
Total liabilities and equity	$608.9	$49.0	$0.3	$3,880.0	$858.7	$(608.8)	$4,788.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2010

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$2,252.0	$175.5	$(42.8)	$2,384.7
Premium revenues	—	—	—	59.5	810.4	(30.2)	839.7
Total revenues	—	—	—	2,311.5	985.9	(73.0)	3,224.4

Salaries and benefits	4.2	—	—	1,194.9	97.1	—	1,296.2
Health plan claims expense	—	—	—	46.3	662.3	(42.8)	665.8
Supplies	—	—	—	421.9	34.2	—	456.1
Purchased services	—	—	—	155.4	24.1	—	179.5
Rents and leases	—	—	—	36.5	7.3	—	43.8
Other operating expenses	0.2	—	—	219.0	71.6	(30.2)	260.6
Depreciation and amortization	—	—	—	127.1	12.5	—	139.6
Interest, net	—	104.4	14.7	(7.2)	3.6	—	115.5
Impairment and restructuring charges	—	—	—	43.1	—	—	43.1
Monitoring fees and expenses	—	—	—	5.1	—	—	5.1
Debt extinguishment costs	—	67.8	5.7	—	—	—	73.5
Management fees	—	—	—	(16.9)	16.9	—	—
Other	—	—	—	4.0	—	—	4.0
Total costs and expenses	4.4	172.2	20.4	2,229.2	929.6	(73.0)	3,282.8
Income (loss) from continuing operations before income taxes	(4.4)	(172.2)	(20.4)	82.3	56.3	—	(58.4)
Income tax benefit (expense)	13.8	—	—	—	(20.0)	20.0	13.8
Equity in earnings of subsidiaries	(58.6)	—	—	—	—	58.6	—
Income (loss) from continuing operations	(49.2)	(172.2)	(20.4)	82.3	36.3	78.6	(44.6)
Loss from discontinued operations, net of taxes	—	—	—	(1.7)	—	—	(1.7)
Net income (loss)	(49.2)	(172.2)	(20.4)	80.6	36.3	78.6	(46.3)
Net income attributable to non-controlling interests	—	—	—	—	(2.9)	—	(2.9)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(49.2)	$(172.2)	$(20.4)	$80.6	$33.4	$78.6	$(49.2)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$3,558.3	$183.8	$(29.8)	$3,712.3
Premium revenues	—	—	—	58.5	815.0	(4.1)	869.4
Total revenues	—	—	—	3,616.8	998.8	(33.9)	4,581.7

Salaries and benefits	4.8	—	—	1,914.0	101.6	—	2,020.4
Health plan claims expense	—	—	—	33.7	682.4	(29.8)	686.3
Supplies	—	—	—	636.8	33.1	—	669.9
Purchased services	—	—	—	333.1	27.8	—	360.9
Rents and leases	—	—	—	47.2	6.9	—	54.1
Other operating expenses	0.3	—	—	344.2	43.4	(4.1)	383.8
Medicare and Medicaid EHR Incentives	—	—	—	(10.1)	—	—	(10.1)
Depreciation and amortization	—	—	—	181.9	11.9	—	193.8
Interest, net	—	145.5	32.9	(11.3)	4.1	—	171.2
Impairment and restructuring charges	—	—	—	6.0	—	—	6.0
Monitoring fees and expenses	—	—	—	31.3	—	—	31.3
Management fees	—	—	—	(16.4)	16.4	—	—
Other	—	—	—	7.9	0.1	—	8.0
Total costs and expenses	5.1	145.5	32.9	3,498.3	927.7	(33.9)	4,575.6
Income (loss) from continuing operations before income taxes	(5.1)	(145.5)	(32.9)	118.5	71.1	—	6.1
Income tax benefit (expense)	(8.6)	—	—	—	(24.0)	24.0	(8.6)
Equity in earnings of subsidiaries	1.7	—	—	—	—	(1.7)	—
Income (loss) from continuing operations	(12.0)	(145.5)	(32.9)	118.5	47.1	22.3	(2.5)
Loss from discontinued operations, net of taxes	—	—	—	(4.1)	(1.8)	—	(5.9)
Net income (loss)	(12.0)	(145.5)	(32.9)	114.4	45.3	22.3	(8.4)
Net income attributable to non-controlling interests	—	—	—	—	(3.6)	—	(3.6)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(12.0)	$(145.5)	$(32.9)	$114.4	$41.7	$22.3	$(12.0)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the year ended June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$4,408.3	$812.8	$(29.5)	$5,191.6
Premium revenues	—	—	—	87.2	684.2	(14.0)	757.4
Total revenues	—	—	—	4,495.5	1,497.0	(43.5)	5,949.0

Salaries and benefits	9.2	—	—	2,220.0	517.7	—	2,746.9
Health plan claims expense	—	—	—	29.5	578.9	(29.5)	578.9
Supplies	—	—	—	815.0	96.6		911.6
Purchased services	—	—	—	452.3	95.0	—	547.3
Rents and leases	—	—	—	55.9	19.1	—	75.0
Other operating expenses	0.4	—	—	451.1	113.5	(14.0)	551.0
Medicare and Medicaid EHR Incentives	—	—	—	(28.0)	(0.2)	—	(28.2)
Depreciation and amortization	—	—	—	221.5	36.8	—	258.3
Interest, net	—	180.9	4.5	(19.1)	16.5	—	182.8
Impairment and restructuring charges	—	—	—	(0.1)	—	—	(0.1)
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Management fees	—	—	—	(29.9)	29.9	—	—
Other	—	—	—	2.2	5.8	—	8.0
Total costs and expenses	9.6	180.9	43.4	4,170.4	1,509.6	(43.5)	5,870.4
Income (loss) from continuing operations before income taxes	(9.6)	(180.9)	(43.4)	325.1	(12.6)	—	78.6
Income tax benefit (expense)	(22.2)	—	—	—	(15.9)	15.9	(22.2)
Equity in earnings of subsidiaries	89.1	—	—	—	—	(89.1)	—
Income (loss) from continuing operations	57.3	(180.9)	(43.4)	325.1	(28.5)	(73.2)	56.4
Loss from discontinued operations, net of taxes	—	—	—	(0.5)	—	—	(0.5)
Net income (loss)	57.3	(180.9)	(43.4)	324.6	(28.5)	(73.2)	55.9
Net loss attributable to non-controlling interests	—	—	—	—	1.4	—	1.4
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$57.3	$(180.9)	$(43.4)	$324.6	$(27.1)	$(73.2)	$57.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended June 30, 2010

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(in millions)
Net income (loss)	$(49.2)	$(172.2)	$(20.4)	$80.6	$36.3	$78.6	$(46.3)
Other comprehensive income:
Change in fair value of interest rate swap	—	5.2	—	—	—	—	5.2
Reclassification adjustments for gain realized on termination of interest rate swap	—	2.8	—	—	—	—	2.8
Other comprehensive income before taxes	—	8.0	—	—	—	—	8.0
Change in income tax expense	—	(3.7)	—	—	—	—	(3.7)
Other comprehensive income, net of taxes	—	4.3	—	—	—	—	4.3
Comprehensive income (loss)	(49.2)	(167.9)	(20.4)	80.6	36.3	78.6	(42.0)
Net income attributable to non-controlling interests	—	—	—	—	(2.9)	—	(2.9)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(49.2)	$(167.9)	$(20.4)	$80.6	$33.4	$78.6	$(44.9)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended June 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(in millions)
Net income (loss)	$(12.0)	$(145.5)	$(32.9)	$114.4	$45.3	$22.3	$(8.4)
Other comprehensive income:
Change in unrealized holding gains on investments in securities	—	—	—	—	4.5	—	4.5
Change in unfunded pension liability	—	—	—	31.8	—	—	31.8
Change in fair value of other post-retirement benefit plans	—	—	—	0.9	—	—	0.9
Other comprehensive income before taxes	—	—	—	32.7	4.5	—	37.2
Change in income tax expense	—	—	—	(12.4)	(1.7)	—	(14.1)
Other comprehensive income, net of taxes	—	—	—	20.3	2.8	—	23.1
Comprehensive income (loss)	(12.0)	(145.5)	(32.9)	134.7	48.1	22.3	14.7
Net income attributable to non-controlling interests	—	—	—	—	(3.6)	—	(3.6)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(12.0)	$(145.5)	$(32.9)	$134.7	$44.5	$22.3	$11.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the year ended June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(in millions)
Net income (loss)	$57.3	$(180.9)	$(43.4)	$324.6	$(28.5)	$(73.2)	$55.9
Other comprehensive income (loss):
Change in unrealized holding gains on investments in securities	—	—	—	—	0.2	—	0.2
Change in unfunded pension liability	—	—	—	(112.4)	—	—	(112.4)
Other comprehensive income (loss) before taxes	—	—	—	(112.4)	0.2	—	(112.2)
Change in income tax (expense) benefit	—	—	—	43.3	(0.1)	—	43.2
Other comprehensive income (loss), net of taxes	—	—	—	(69.1)	0.1	—	(69.0)
Comprehensive income (loss)	57.3	(180.9)	(43.4)	255.5	(28.4)	(73.2)	(13.1)
Net loss attributable to non-controlling interests	—	—	—	—	1.4	—	1.4
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$57.3	$(180.9)	$(43.4)	$255.5	$(27.0)	$(73.2)	$(11.7)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2010

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(49.2)	$(172.2)	$(20.4)	$80.6	$36.3	$78.6	$(46.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	1.7	—	—	1.7
Depreciation and amortization	—	—	—	127.1	12.5	—	139.6
Amortization of loan costs	—	4.9	0.3	—	—	—	5.2
Accretion of principal on senior discount notes	—	0.7	5.8	—	—	—	6.5
Acquisition related expenses	—	—	—	3.1	—	—	3.1
Stock compensation	4.2	—	—	—	—	—	4.2
Deferred income taxes	(8.5)	—	—	—	—	—	(8.5)
Impairment and restructuring charges	—	—	—	43.1	—	—	43.1
Debt extinguishment costs	—	67.8	5.7	—	—	—	73.5
Other	—	—	—	1.8	—	—	1.8
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	58.6	—	—	—	—	(58.6)	—
Accounts receivable, net	—	—	—	6.9	(2.7)	—	4.2
Inventories	—	—	—	(1.5)	0.2	—	(1.3)
Prepaid expenses and other current assets	—	—	—	(53.7)	(26.8)	—	(80.5)
Accounts payable	—	—	—	45.7	21.4	—	67.1
Accrued expenses and other liabilities	(5.1)	(2.1)	—	115.0	15.0	(20.0)	102.8
Net cash provided by (used in) operating activities — continuing operations	—	(100.9)	(8.6)	369.8	55.9	—	316.2
Net cash used in operating activities — discontinued operations	—	—	—	(1.0)	—	—	(1.0)
Net cash provided by (used in) operating activities	—	(100.9)	(8.6)	368.8	55.9	—	315.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2010
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(4.6)	$—	$—	$(4.6)
Capital expenditures	—	—	—	(149.8)	(6.1)	—	$(155.9)
Net proceeds from sales of investments in securities	—	—	—	—	1.8	—	1.8
Other investing activities	—	—	—	2.3	—	—	2.3
Net cash used in investing activities- continuing operations	—	—	—	(152.1)	(4.3)	—	(156.4)
Net cash used in investing activities - discontinued operations	—	—	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	—	—	—	(152.2)	(4.3)	—	(156.5)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(1,341.4)	(216.0)	—	—	—	(1,557.4)
Proceeds from debt borrowings	—	1,751.3	—	—	—	—	1,751.3
Payments of debt issuance costs	—	(80.3)	(13.3)	—	—	—	(93.6)
Repurchases of stock, equity incentive units and stock options	(300.6)	—	—	—	—	—	(300.6)
Payments related to derivative instrument with financing element	(6.2)	—	—	—	—	—	(6.2)
Other financing activities	—	—	—	—	(10.7)	7.9	(2.8)
Cash provided by (used in) intercompany activity	306.8	(228.7)	237.9	(186.3)	(121.8)	(7.9)	—
Net cash provided by (used in) financing activities	—	100.9	8.6	(186.3)	(132.5)	—	(209.3)
Net increase (decrease) in cash and cash equivalents	—	—	—	30.3	(80.9)	—	(50.6)
Cash and cash equivalents, beginning of period	—	—	—	168.3	139.9	—	308.2
Cash and cash equivalents, end of period	$—	$—	$—	$198.6	$59.0	$—	$257.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(12.0)	$(145.5)	$(32.9)	$114.4	$45.3	$22.3	$(8.4)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	4.1	1.8	—	5.9
Depreciation and amortization	—	—	—	181.9	11.9	—	193.8
Amortization of loan costs	—	5.5	0.8	—	—	—	6.3
Accretion of principal on notes	—	2.8	20.3	—	—	—	23.1
Acquisition related expenses	—	—	—	12.5	—	—	12.5
Stock compensation	4.8	—	—	—	—	—	4.8
Deferred income taxes	3.1	—	—	—	—	—	3.1
Impairment and restructuring charges	—	—	—	0.9	—	—	0.9
Other	—	—	—	(1.0)	(0.5)	—	(1.5)
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(1.7)	—	—	—	—	1.7	—
Accounts receivable, net	—	—	—	(66.9)	(15.3)	—	(82.2)
Inventories	—	—	—	2.0	(3.3)	—	(1.3)
Prepaid expenses and other current assets	—	—	—	(17.1)	73.6	—	56.5
Accounts payable	—	—	—	33.3	(2.9)	—	30.4
Accrued expenses and other liabilities	5.8	9.1	11.8	76.4	(44.5)	(20.0)	38.6
Net cash provided by (used in) operating activities — continuing operations	—	(128.1)	—	340.5	66.1	4.0	282.5
Net cash used in operating activities — discontinued operations	—	—	—	(4.1)	(1.8)	—	(5.9)
Net cash provided by (used in) operating activities	—	(128.1)	—	336.4	64.3	4.0	276.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2011
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(464.9)	$—	$—	$(464.9)
Capital expenditures	—	—	—	(197.4)	(9.1)	—	(206.5)
Net proceeds from sales of investments in securities	—	—	—	114.7	14.3	—	129.0
Other investing activities	—	—	—	(2.5)	—	—	(2.5)
Net cash provided by (used in) investing activities	—	—	—	(550.1)	5.2	—	(544.9)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(8.1)	—	(2.5)	—	—	(10.6)
Proceeds from debt borrowings	—	566.6	444.6	—	—	—	1,011.2
Dividends to equity holders	(447.2)	—	—	—	—	—	(447.2)
Payments of debt issuance costs	—	(5.5)	(20.4)	—	—	—	(25.9)
Proceeds from issuance of common stock	450.0	—	—	—	—	—	450.0
Payments of IPO related costs	(26.9)	—	—	—	—	—	(26.9)
Cash provided by (used in) intercompany activity	23.7	(424.9)	(424.2)	661.9	172.1	(8.6)	—
Other financing activities	0.4	—	—	(0.2)	(8.1)	4.6	(3.3)
Net cash provided by (used in) financing activities	—	128.1	—	659.2	164.0	(4.0)	947.3
Net increase in cash and cash equivalents	—	—	—	445.5	233.5	—	679.0
Cash and cash equivalents, beginning of period	—	—	—	198.6	59.0	—	257.6
Cash and cash equivalents, end of period	$—	$—	$—	$644.1	$292.5	$—	$936.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$57.3	$(180.9)	$(43.4)	$324.6	$(28.5)	$(73.2)	$55.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.5	—	—	0.5
Depreciation and amortization	—	—	—	221.5	36.8	—	258.3
Amortization of loan costs	—	6.9	—	—	—	—	6.9
Accretion of principal on senior discount notes	—	2.8	4.5	—	—	—	7.3
Acquisition related expenses	—	—	—	8.1	5.9	—	14.0
Stock compensation	9.2	—	—	—	—	—	9.2
Deferred income taxes	15.5	—	—	—	—	—	15.5
Impairment and restructuring charges	—	—	—	(0.1)	—	—	(0.1)
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Other	—	—	—	0.6	(0.1)	—	0.5
Changes in operating assets and liabilities:
Equity in earnings of subsidiaries	(89.1)	—	—	—	—	89.1	—
Accounts receivable, net	—	—	—	(145.4)	(32.3)	—	(177.7)
Inventories	—	—	—	(9.9)	4.0	—	(5.9)
Prepaid expenses and other current assets	—	—	—	(49.2)	(30.2)	—	(79.4)
Accounts payable	—	—	—	41.8	4.6	—	46.4
Accrued expenses and other liabilities	7.1	22.8	—	(53.8)	(52.3)	—	(76.2)
Net cash provided by (used in) operating activities — continuing operations	—	(148.4)	—	338.7	(92.1)	15.9	114.1
Net cash used in operating activities — discontinued operations	—	—	—	(0.5)	—	—	(0.5)
Net cash provided by (used in) operating activities	—	(148.4)	—	338.2	(92.1)	15.9	113.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the year ended June 30, 2012
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(207.0)	$(5.9)	$—	$(212.9)
Capital expenditures	—	—	—	(269.6)	(23.7)	—	(293.3)
Net proceeds from sales of investments in securities	—	—	—	—	11.8	—	11.8
Net deposits to restricted cash and escrow fund	—	—	—	(20.5)	—	—	(20.5)
Other investing activities	—	—	—	1.1	0.6	—	1.7
Net cash provided by (used in) investing activities	—	—	—	(496.0)	(17.2)	—	(513.2)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(88.1)	(459.7)	(2.5)	(2.8)	—	(553.1)
Proceeds from debt borrowings	—	452.2	—	—	—	—	452.2
Payments of debt issuance costs	—	(10.5)	—	—	—	—	(10.5)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payments of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Other financing activities	(0.9)	—	—	—	2.8	(5.0)	(3.1)
Cash provided by (used in) intercompany activity	(59.7)	(205.2)	487.3	(178.0)	(33.5)	(10.9)	—
Net cash provided by (used in) financing activities	—	148.4	—	(180.5)	(33.5)	(15.9)	(81.5)
Net increase in cash and cash equivalents	—	—	—	(338.3)	(142.8)	—	(481.1)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6
Cash and cash equivalents, end of period	$—	$—	$—	$305.8	$149.7	$—	$455.5

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8. DMC PENSION PLAN
The following table summarizes the funded status of the DMC Pension Plan based upon actuarial valuations prepared as of the most recent valuation dates of June 30, 2011 and 2012, respectively (in millions).

	Fiscal Years Ended
	June 30, 2011	June 30, 2012
Reconciliation of benefit obligation:
Projected benefit obligation at January 1, 2011 and June 30, 2011, respectively	$974.8	$956.6
Interest cost	25.5	52.1
Actuarial (gain) loss	(24.5)	120.6
Benefits paid	(19.2)	(39.9)
Projected benefit obligation and accumulated benefit obligation at June 30, 2011 and 2012, respectively	956.6	1,089.4
Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1, 2011 and June 30, 2011, respectively	746.7	768.6
Actual gain on plan assets	34.9	65.4
Employer contributions	6.2	25.4
Benefits paid	(19.2)	(39.9)
Fair value of plan assets at June 30, 2011 and 2012, respectively	768.6	819.5
Unfunded liability at June 30, 2011 and 2012, respectively	$188.0	$269.9
The following table reflects the amounts included in the Company’s accompanying consolidated balance sheets related to the DMC Pension Plan as of the fiscal years ended June 30, 2011 and 2012, respectively (in millions):

	2011	2012
Accumulated other comprehensive income (loss), net of tax	$19.7	$(49.2)
Unfunded pension liability	188.0	269.9
	$207.7	$220.7
Assumptions used to determine the projected benefit obligation at June 30, 2011 and 2012, respectively:
Discount rate	5.57%	4.40%
Compensation increase rate	Frozen at 2003 level	Frozen at 2003 level
A summary of the components of net pension plan expense (credits) for the fiscal years ended June 30, 2011 and 2012, respectively, is as follows (in millions):

	2011	2012
Interest cost on projected benefit obligation	$25.5	$52.1
Expected return on plan assets	(27.6)	(57.2)
Total net pension plan expense (credits)	$(2.1)	$(5.1)

Assumptions used to determine the net periodic pension plan expense (credits) for the years ended June 30, 2011 and 2012, respectively, were as follows:
Discount rate	5.35%	5.57%
Expected long-term rate of return on plan assets	7.50%	7.50%
The Company recognizes changes in the funded status of the DMC Pension Plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income (loss). As of June 30, 2012, the Company recognized a change in the funded status of the DMC Pension Plan as a decrease in equity through accumulated other comprehensive income

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

of $80.6 million ($49.2 million, net of tax) based primarily on year-end adjustments related to an increase in its unfunded pension liability due to a decrease in the discount rate used to measure the projected benefit obligation partially off-set by an increase in the fair value of plan assets. The discount rate was decreased from 5.57% at June 30, 2011 to 4.40% at June 30, 2012.
To develop the expected long-term rate of return on plan assets assumption, the DMC Pension Plan considers the current level of expected returns on risk-free investments (primarily government bonds), the historical level of risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns on each asset class. The expected return for each asset class was then weighted based on the target asset allocation to develop the expected long-term rate of return on assets assumption for the portfolio. The DMC Pension Plan’s weighted-average asset allocations by asset category as of June 30, 2012, were as follows:

	Target	Actual
Asset category:
Cash and cash equivalents	0%	1%
Equity securities	56%	64%
Debt securities	25%	14%
Alternatives and other	19%	21%
The DMC Pension Plan assets are invested in separately managed portfolios using investment management firms. The DMC Pension Plan’s objective for all asset categories is to maximize total return without assuming undue risk exposure. The DMC Pension Plan maintains a well-diversified asset allocation that best meets these objectives. The DMC Pension Plan assets are largely comprised of equity securities, which include companies with various market capitalization sizes in addition to international and convertible securities. Cash and cash equivalents are comprised of money market funds. Debt securities include domestic and foreign government obligations, corporate bonds, and mortgage backed securities. Alternative investments include investments in limited partnerships. Under the investment policy of the DMC Pension Plan, investments in derivative securities are not permitted for the sole purpose of speculating on the direction of market interest rates. Included in this prohibition are leveraging, shorting, swaps, futures, options, forwards, and similar strategies.
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
The following table summarizes the plan assets measured at fair value on a recurring basis as of June 30, 2012, the most recent measurement date, aggregated by the level in the fair value hierarchy within which those measurements are determined as disclosed in Note 4. Fair value methodologies for Level 1 and Level 2 are consistent with the inputs described in Note 4. Fair value for Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$10.6	$10.6	$—	$—
United States government obligations	58.7	—	58.7	—
Foreign obligations	0.1	—	0.1	—
Asset and mortgage-backed securities	22.0	—	22.0	—
Corporate bonds	34.1	—	34.1	—
Equity securities	524.7	90.6	434.1	—
Alternative investments	169.3	—	—	169.3
	$819.5	$101.2	$549.0	$169.3
The expected future employer contributions, which represent amounts required to be paid by laws and regulation to the plan trust, are approximately $50.4 million for the Company’s fiscal year ending June 30, 2013. There is no expected amortization from the amounts included in other comprehensive income into net pension plan expense (credit) over the next fiscal year. Additionally, no plan assets are expected to be returned to the Company during the next fiscal year. The estimated pension credits for the next fiscal year are $15.4 million based upon the excess of expected return on plan assets over the interest cost on the projected benefit obligation. The expected benefits payments from the DMC Pension Plan, which represent the total benefits expected to be paid from the plan assets held by the plan trust, for the next five years and the five years thereafter are as follows (in millions):

		Fiscal years ending June 30,
	Total	2013	2014	2015	2016	2017	Five years thereafter
Expected benefit payments	$582.6	$45.6	$48.7	$51.5	$54.3	$57.2	$325.3

9. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Year ended June 30,
	2010	2011	2012
Current:
Federal	$(7.3)	$2.4	$2.2
State	2.0	3.1	4.5
Total current	(5.3)	5.5	6.7
Deferred:
Federal	(10.0)	2.3	19.7
State	(2.3)	(4.9)	1.2
Total deferred	(12.3)	(2.6)	20.9
Change in valuation allowance	3.8	5.7	(5.4)
Total income tax expense (benefit)	$(13.8)	$8.6	$22.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following table presents the income taxes associated with continuing operations and discontinued operations as reflected in the accompanying consolidated statements of operations (in millions).

	Year ended June 30,
	2010	2011	2012
Continuing operations	$(13.8)	$8.6	$22.2
Discontinued operations	(1.0)	(3.6)	(0.3)
Total	$(14.8)	$5.0	$21.9
The increases in the valuation allowance during 2010 and 2011 result from state net operating loss ("NOL") carryforwards that may not ultimately be utilized because of the uncertainty regarding the Company’s ability to generate taxable income in certain states. The decrease in the valuation allowance during 2012 resulted primarily from the expiration of certain state NOL carryforwards.
The effective income tax rate differed from the federal statutory rate for the periods presented as follows:

	Year ended June 30,
	2010	2011	2012
Income tax at federal statutory rate	35.0%	35.0%	35.0%
Income tax at state statutory rate	1.6	(50.1)	5.9
Nondeductible transaction cost	—	65.9	—
Nondeductible meals and entertainment	—	9.5	0.7
Nondeductible compensation	—	7.4	0.6
Nondeductible expenses and other	(1.0)	1.1	0.3
Attributable to non-controlling interests	1.6	(20.6)	(1.7)
Nondeductible impairment loss	(7.2)	—	—
Reversal of unrecognized tax benefits	—	—	(5.6)
Change in valuation allowance	(6.4)	93.8	(6.8)
Effective income tax rate	23.6%	142.0%	28.4%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2011 and 2012, were as follows (in millions):

	2011	2012
Deferred tax assets:
Net operating loss carryover	$49.5	$27.9
Excess tax basis over book basis of accounts receivable	24.4	39.1
Accrued expenses and other	87.7	85.9
Deferred loan costs	3.4	3.0
Professional and general liability reserves	34.6	58.8
Benefit plans	86.4	119.5
Alternative minimum tax credit and other credits	6.4	5.0
Total deferred tax assets	292.4	339.2
Valuation allowance	(38.1)	(32.7)
Total deferred tax assets, net of valuation allowance	254.3	306.5
Deferred tax liabilities:
Depreciation, amortization and fixed assets basis differences	121.7	129.6
Excess book basis over tax basis of prepaid assets and other	11.4	16.1
Total deferred tax liabilities	133.1	145.7
Net deferred tax assets	$121.2	$160.8

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

As of June 30, 2012, the Company had generated NOL carryforwards for federal income tax and state income tax purposes of approximately $3.8 million and $526.0 million, respectively. The federal and state NOL carryforwards expire from 2020 to 2029 and 2013 to 2030, respectively. Approximately $125.0 million of state NOL carryforwards expired as of June 30, 2012 resulting in a deferred tax and valuation allowance impact of $6.7 million. Approximately $1.6 million of these NOLs are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect the Company’s ability to ultimately recognize the benefit of these NOLs in future years.
Accounting for Uncertainty in Income Taxes
The table below summarizes the total changes in unrecognized tax benefits during the fiscal years ended June 30, 2010, 2011 and 2012 (in millions).

Balance at June 30, 2009	$5.0
Additions based on tax positions related to the current year	0.8
Additions for tax positions of prior years	6.1
Reductions for tax positions of prior years	—
Settlements	—
Balance at June 30, 2010	11.9
Additions based on tax positions related to the current year	0.9
Additions for tax positions of prior years	0.7
Reductions for tax positions of prior years	(0.3)
Settlements	—
Balance at June 30, 2011	13.2
Additions based on tax positions related to the current year	6.1
Additions for tax positions of prior years	3.5
Reductions for tax positions of prior years	(13.1)
Settlements	—
Balance at June 30, 2012	$9.7
Of the $9.7 million total unrecognized tax benefits, $0.3 million of the balance as of June 30, 2012 of unrecognized tax benefits would impact the effective tax rate if recognized.
The provisions of the guidance for uncertain tax positions allow for the classification of interest on an underpayment of income taxes, when the tax law required interest to be paid, and penalties, when a tax position does not meet the minimum statutory threshold to avoid payment of penalties, in income taxes, interest expense or another appropriate expense classification based on the accounting policy election of the company. The Company has elected to classify interest and penalties related to the unrecognized tax benefits as a component of income tax expense. During the year ended 2012, the Company recognized approximately $5,000, respectively, of such interest and penalties. The Company did not recognize any interest and penalties relative to uncertain tax positions during the year ended June 30, 2010 or 2011.

In the quarter ended June 30, 2012, the Company recorded a $4.9 million deferred tax benefit from the application of the recently enacted Michigan Corporate Income Tax to future taxable and deductible temporary differences.  The Michigan Corporate Income Tax was enacted on May 25, 2011 and was effective January 1, 2012 for companies that elected to be subject to the new corporate income as opposed to continuing to be taxed under the Michigan Business Tax.  The Company elected, during the fourth fiscal quarter, to be subject to the Michigan Corporate Income Tax on its Michigan tax return for the fiscal year ended June 30, 2012.
The Company’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

10. EARNINGS PER SHARE
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, restricted shares, warrants for equity incentive units, restricted stock units and performance-based restricted stock, computed using the treasury stock method. Performance-based restricted stock are included as dilutive shares when the applicable performance measures are achieved.
The following table sets forth the computation of basic and diluted earnings (loss) per share for the fiscal years ended June 30, 2010, 2011 and 2012 (dollars in millions, except share and per share amounts):

	Year Ended June 30,
	2010	2011	2012
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(47.5)	$(6.1)	$57.8
Loss from discontinued operations	(1.7)	(5.9)	(0.5)
Accretion of redeemable non-controlling interest, net of taxes	—	—	(1.1)
	$(49.2)	$(12.0)	$56.2
Denominator (in thousands):
Weighted average common shares outstanding	44,650	45,329	75,255
Effect of dilutive securities	—	—	3,618
	44,650	45,329	78,873
Basic net earnings (loss) per share:
Basic earnings (loss) from continuing operations	$(1.06)	$(0.13)	$0.76
Basic loss from discontinued operations	(0.04)	(0.13)	(0.01)
	$(1.10)	$(0.26)	$0.75
Diluted net earnings (loss) per share:
Diluted earnings (loss) from continuing operations	$(1.06)	$(0.13)	$0.72
Diluted loss from discontinued operations	(0.04)	(0.13)	(0.01)
	$(1.10)	$(0.26)	$0.71

For the fiscal year ended June 30, 2012, the Company excluded 4,377,280 potentially dilutive stock option and other stock-based awards from the calculation of diluted earnings per share because their inclusion would be anti-dilutive.

11. STOCKHOLDERS’ EQUITY
The Company has the authority to issue 500,000,000 shares of common stock, par value $.01 per share. As discussed in Note 1, in June and July 2011, the Company completed an initial public offering of 28,750,000 shares, inclusive of the exercise of the over-allotment option exercised in July 2011, of its common stock at $18.00 per share, prior to underwriting discounts, commissions and other related offering expenses of approximately $33.8 million.
Common Stock of Vanguard and Corporate Reorganization
In connection with the Blackstone merger in 2004, Blackstone, Morgan Stanley Capital Partners and its affiliates (collectively, “MSCP”), members of management and other investors acquired the membership units of VHS Holdings, LLC ("Holdings"). Holdings then acquired the common stock of the Company, in addition Blackstone invested $125.0 million directly in the common stock of the Company. In February 2005, other investors purchased additional membership units of Holdings, which Holdings then invested in the common stock of the Company.
Immediately prior to the Company’s initial public offering, Holdings was merged with and into the Company so that the Company survived the merger (the “Holdings Merger”). As a result of the Holdings Merger, the holders of the outstanding units of Holdings received the same financial values of ownership interests from the equity issued by the Company as that surrendered in Holdings calculated based on the deemed equity value of the Company from the initial public offering. The net

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

impact from the Holdings Merger resulted in the Company issuing to the former unit holders in Holdings an additional 1,720,379 shares of common stock, an additional 1,684,733 shares of restricted stock but with full voting rights and an additional 1,245,086 options to purchase common stock. The restricted stock issued in the Holdings Merger will vest in September 2012.
Equity Transactions
In January 2011, the Company paid dividends of approximately $444.7 million ($9.81 per common share on a post-split basis) to its equity holders. The dividend was funded by the proceeds from the Senior Discount Notes previously described.

12. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of taxes, as of June 30, 2011 and 2012 are as follows (in millions).

	June 30, 2011	June 30, 2012
Unrealized holding gain on investments in securities	$0.5	$0.7
Defined benefit pension plan	31.8	(80.6)
Post-employment defined benefit plan	0.9	0.9
Income tax expense	(12.6)	30.6
Accumulated other comprehensive income (loss)	$20.6	$(48.4)

13. STOCK-BASED COMPENSATION
As previously discussed, the Company uses the Black-Scholes-Merton model to record stock-based compensation expense for options granted. During the 2010, 2011 and 2012 fiscal years, the Company incurred stock-based compensation expense of $4.2 million, $4.8 million and $9.2 million, respectively, under its stock incentive plans. Compensation cost related to stock-based awards will be adjusted for future changes in estimated forfeitures and actual results of performance measures.
Stock Incentive Plans

The Company issues stock-based awards, including stock options and other stock-based awards (restricted stock units and performance-based awards) in accordance with the Company’s various Board-approved compensation plans.

In June 2011, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), which effectively replaced the 2004 Stock Incentive Plan (the "2004 Plan"), from which stock-based awards were granted prior to the initial public offering. No further equity awards will be made under the 2004 Plan. The 2011 Plan allows for the issuance of 14,000,000 shares of common stock, all of which may be granted as incentive stock awards. As of June 30, 2012, there were 1,392,904 options, 799,753 restricted stock units, 740,409 performance-based restricted stock units and 1,530,139 restricted shares outstanding under the 2011 Plan. The options issued during fiscal year 2012 vest and become exercisable ratably over three years, while the time-based restricted stock units vest ratably over four years. The performance-based restricted stock units granted in September 2011 vest ratably on September 1, 2012, 2013, 2014 and 2015, respectively. The restricted shares vest in the Company's first quarter of fiscal 2013.

As of June 30, 2012, the performance-based restricted stock units earned were 740,409 based upon the Company’s fiscal 2012 financial performance. The Company recognized estimated expense for the year ended June 30, 2012 for the performance-based awards based upon the Company achieving its maximum targets related to financial performance metrics for fiscal 2012.
During the fiscal year ended June 30, 2011, the Company’s Board of Directors declared a dividend to stockholders. Pursuant to the terms of the 2004 Plan, the holders of nonvested stock options received $994.05 per share ($16.68 on a post-split basis) reductions (subject to certain tax related limitations that resulted in deferred distributions for a portion of the declared dividend, which will be paid upon the vesting of the applicable stock options) to the exercise price of the share-based awards as a result of the dividend.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

All common share and per common share amounts in these consolidated financial statements and notes to the consolidated financial statements reflect the 59.584218-to-1 split that occurred in June 2011 (see Note 1).
Stock Options
The following tables summarize options transactions during the fiscal year ended June 30, 2012.

	Number of Options	Wtd Avg Exercise Price
Options outstanding at June 30, 2011	7,184,353	$16.01
Options granted	262,047	11.79
Options exercised	(245,292)	2.81
Options forfeited	(234,972)	7.48
Options expired	(296,783)	33.56
Options outstanding at June 30, 2012	6,669,353	$15.84
Options available for grant under 2011 Plan at June 30, 2012	9,536,800
Options exercisable at June 30, 2012	3,902,470	$22.06
The following table provides information relating to options during each period presented.

	Year ended June 30,
	2010	2011	2012
Weighted average fair value of options granted during each year	$5.74	$—	$5.94
Intrinsic value of options exercised during each year (in millions)	$—	$1.7	$2.7
The following table sets forth certain information regarding vested options at June 30, 2012, options expected to vest subsequent to June 30, 2012 and total options expected to vest over the life of all options granted.

	Currently Vested	Additional Expected to Vest	Total Expected to Vest
Number of options at June 30, 2012	3,902,470	2,617,901	6,520,371
Weighted average exercise price	$22.06	$7.22	$16.10
Intrinsic value at June 30, 2012 (in millions)	$8.9	$12.6	$21.5
Weighted average remaining contractual term	5.7 years	5.6 years	5.7 years
As of June 30, 2012, there was approximately $7.5 million of estimated unrecognized compensation cost related to outstanding stock options. These costs are expected to be recognized over a weighted average period of approximately 3.1 years.
The following table summarizes information about the Company’s outstanding stock options as of June 30, 2012:

	Options Outstanding		Options Exercisable
Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Number of Options
$2.80	3,538,755	4.8 years	1,412,480
$2.91	128,655	4.8 years	55,787
$11.79	262,047	9.2 years	—
$33.67	2,739,896	6.5 years	2,434,203
	6,669,353		3,902,470

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Restricted Stock Units
The following table summarizes restricted stock unit activity during the fiscal year ended June 30, 2012.

	Restricted Stock Units	Wtd Avg Grant Date Fair Value Per Unit
Unvested as of June 30, 2011	577,962	$18.01
Granted	824,542	11.51
Vested	(62,077)	18.01
Forfeited	(39,293)	15.24
Unvested as of June 30, 2012	1,301,134	$13.98
As of June 30, 2012, the restricted stock units had an aggregate intrinsic value of approximately $11.6 million. As of June 30, 2012, there was approximately $12.9 million of estimated unrecognized compensation cost related to restricted stock units. These costs are expected to be recognized over a weighted average period of approximately 3.3 years.
Performance-Based Restricted Stock Units

The following table sets forth the summary of performance-based restricted stock activity under the 2011 Plan, based upon shares actually achieved for fiscal 2012:

Number of Shares
Outstanding balance as of June 30, 2011	—
Achieved	748,486
Forfeited	(8,077)
Outstanding balance as of June 30, 2012	740,409

As of June 30, 2012, all performance-based restricted stock awards were unvested and had an aggregate intrinsic value of approximately $6.6 million. As of June 30, 2012, there was approximately $6.5 million of estimated unrecognized compensation cost related to performance awards. These costs are expected to be recognized over a weighted average remaining period of approximately 2.1 years.
Restricted Shares
The restricted shares were issued by the Company as a result of the Holdings Merger in June 2011. The restricted shares vest in September 2012. The following table summarizes restricted share activity during the fiscal year ended June 30, 2012.

Restricted Shares
Unvested as of June 30, 2011	1,684,733
Forfeited	(154,594)
Unvested as of June 30, 2012	1,530,139

14. DEFINED CONTRIBUTION PLAN

Effective June 1, 1998, the Company adopted its defined contribution employee benefit plan, the 401(k) Retirement Savings Plan (the “401(k) Plan”). The 401(k) Plan is a multiple employer defined contribution plan whereby employees who are age 21 or older are eligible to participate.

The 401(k) Plan allows eligible employees to make contributions of 2% to 20% of their annual compensation. Employer matching contributions, which vary by employer, vest 20% after two years of service and continue vesting at 20% per year until fully vested. For purposes of determining vesting percentages in the 401(k) Plan, many employees received credit for years of service with their respective predecessor companies. The Company’s matching accrual, included in accrued salaries and benefits on the accompanying consolidated balance sheets, was approximately $3.2 million for both June 30, 2011 and 2012. The Company’s matching expense, including matching expense for discontinued operations, for the years ended 2010, 2011 and 2012 fiscal years was approximately $17.7 million, $21.7 million and $26.7 million, respectively.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15. LEASES
The Company leases certain real estate properties and equipment under operating leases having various expiration dates. Future minimum operating lease payments under non-cancelable leases for each fiscal year presented below are approximately as follows (in millions).

Operating Leases
2013	$48.1
2014	40.6
2015	33.5
2016	28.5
2017	22.4
Thereafter	40.5
$213.6
During the fiscal years ended June 30, 2010, 2011 and 2012, rent expense was approximately $43.8 million, $54.1 million and $75.0 million, respectively.

16. CONTINGENCIES AND HEALTHCARE REGULATION
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
Capital Expenditure Commitments
As part of its acquisition of DMC, the Company committed to spend a total of $850.0 million over a five-year period, $500.0 million of which related to a specific list of expansion projects. As of June 30, 2012, the Company had spent approximately $160.3 million related to this commitment, including approximately $74.2 million related to the specific project list. Under the terms of the DMC acquisition agreement, the Company was required to spend at least $80.0 million related to the specific list of expansion projects through December 31, 2011. Since this commitment was not met, the Company deposited $41.8 million of cash into an escrow account restricted for the purpose of funding capital expenditures related to the specific project list until the escrow is depleted. The cash escrow funds will be utilized to fund DMC capital expenditures on the specific project list incurred subsequent to January 1, 2012. Since funding the escrow, the Company had drawn approximately $21.5 million from the account for reimbursement of capital expenditures related to the specific project list through June 30, 2012. As of June 30, 2012, the Company estimated its remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $112.1 million.

Governmental Regulation

ICD Matter

In September 2010 the Company received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the U.S. Department of Justice ("DOJ") Civil Division, stating that, among other things, (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantable cardioverter defibrillators ("ICDs") which were not medically indicated and/or otherwise violated Medicare payment policy; (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present; (3) the relevant CMS National Coverage Determination excludes Medicare coverage for ICDs implanted for primary prevention in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past three months; (4) DOJ’s initial analysis of claims submitted to Medicare indicates that many of the Company's hospitals may have submitted claims for ICDs and related services that were excluded from coverage; (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

charts and other documents, along with statements under oath; and (6) the Company and its hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter, the Company immediately took steps to retain and preserve all of the Company's information and that of its hospitals related to ICDs.
Published sources report that earlier in 2010 the DOJ served subpoenas on a number of hospitals and health systems for this same ICD Medicare billing issue, but that the DOJ appears later in 2010 to have changed its approach, in that hospitals and health systems have since September 2010 received letters regarding ICDs substantially in the form of the letter that the Company received, rather than subpoenas. DMC received its letter from DOJ in respect of ICDs in December 2010. The Company understands that the DOJ is investigating hundreds of other hospitals, in addition to its hospitals, for ICD billings, as part of a national enforcement initiative.

The Company has entered into tolling agreements with the DOJ. In addition, the DOJ has advised us that the investigation covers implantations after October 1, 2003, has identified the cases that are the subject of the DOJ’s investigation, and has requested that the Company review the identified cases. The Company understands that the DOJ has made similar requests for self-reviews of the other health systems and hospitals under investigation. The Company understands that the DOJ is finalizing a set of auditing instructions that it will be issuing to all the hospitals, nationally, that are being investigated. The Company further understands that the DOJ will request that hospitals audit the cases previously identified by the DOJ in accordance with those instructions, and that the DOJ intends to pursue settlement negotiations based on the results of the audit.
The Company intends to cooperate fully with the investigation of this matter. To date, the DOJ has not asserted any specific claim of damages against the Company or its hospitals. Because the Company still is in the early stages of this investigation, the Company is unable to predict its timing or outcome at this time. However, as the Company understands that this investigation is being conducted under the federal False Claims Act ("FCA"), the Company is at risk for significant damages under the FCA’s treble damages and civil monetary penalty provisions if the DOJ concludes a large percentage of claims for the identified patients are false claims and, as a result, such damages could materially affect the Company's business, financial condition or results of operations.

OIG Subpoena: Physician Compensation Arrangements in Arizona

On March 16, 2012, the Company received a subpoena from the Office of Investigations of the Office of the Inspector General ("OIG") requesting documents related to the fair market value of compensation paid by VHS Outpatient Clinics, Inc. or its affiliates to five physicians. The Company provided the records requested by the OIG. The OIG did not assert any specific claims of damages against the Company. On June 7, 2012, the OIG notified the Company that its investigation had concluded and was closed.

The Company believes that this OIG investigation may have been related to a pending civil action that was filed under seal on December 15, 2011 with the U.S. District Court for the District of Arizona. On June 21, 2012 the U.S. Government filed a Notice of Election to Decline Intervention in that matter, as described below. The Company believes that all of the allegations described are without merit and intend to vigorously defend ourselves in this action, if pursued. Management does not believe that the final outcome of this matter will be material.

United States of America ex rel. Brad Graber v. VHS Outpatient Clinics, Inc. d/b/a Abrazo Medical Group and Vanguard Health Systems, Inc.

On July 11, 2012, the Company was served with a summons in a civil action that was originally filed under seal on December 15, 2011 with the U.S. District Court for the District of Arizona. This action was brought by Brad Graber as a private party “qui tam relator” on behalf of the federal government and various state governments. On June 21, 2010, the U.S. Government filed a Notice of Election to Decline Intervention. On June 25, 2012, the court issued an order unsealing the action.

The action brought by Mr. Graber alleges civil violations of the FCA, namely, that the Company entered into arrangements with physicians that failed to meet certain statutory requirements of the Stark Law that compensation be at fair market value and that we retaliated against Mr. Graber. The action seeks damages provided for in the FCA.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company believes that all of the allegations described above are without merit and intend to vigorously defend ourselves in these actions, if pursued. Management does not believe that the final outcome of this matter will be material.

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
Laws and regulations governing the Medicare and Medicaid and other federal healthcare programs are complex and subject to interpretation. The Company’s management believes that it is in compliance with all applicable laws and regulations in all material respects and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing related to Medicare and Medicaid programs. While no such regulatory inquiries have been made, the Company’s compliance with such laws and regulations is subject to future government review and interpretation. Non-compliance with

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

such laws and regulations could result in significant regulatory action including fines, penalties, and exclusion from the Medicare, Medicaid and other federal healthcare programs.
Acquisitions
The Company has acquired and expects to continue to acquire businesses with prior operating histories. Acquired companies may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations, such as billing and reimbursement, fraud and abuse and similar anti-referral laws. Although the Company institutes policies designed to conform practices to its standards following the completion of its acquisitions, there can be no assurance that it will not become liable for past activities of prior owners that may later be asserted to be improper by private plaintiffs or government agencies. Although the Company generally seeks to obtain indemnification from prospective sellers covering such matters, there can be no assurance that any such matter will be covered by indemnification, or if covered, that such indemnification will be adequate to cover potential losses and fines.
Employment-Related Agreements
Effective June 1, 1998, the Company executed employment agreements with three of its current senior executive officers. The Company executed an employment agreement with a fourth current senior executive officer on September 1, 1999. The employment agreements were amended on September 23, 2004 to extend the term of each employment agreement another 5 years and to provide that the Blackstone merger did not constitute a change of control, as defined in the agreements. From November 15, 2007 to December 31, 2008, the Company entered into written employment agreements with four other executive officers for terms expiring five years from the agreement date. The employment agreements will renew automatically for additional one-year periods, unless terminated by the Company or the executive officer. The employment agreements provide, among other things, for minimum salary levels, for participation in bonus plans, and for amounts to be paid as liquidated damages in the event of a change in control or termination by the Company without cause.
The Company has executed severance protection agreements (“severance agreements”) between the Company and each of its other officers who do not have employment agreements. The severance agreements are automatically extended for successive one year terms at the discretion of the Company unless a change in control occurs, as defined in the severance agreement, at which time the severance agreement continues in effect for a period of not less than three years beyond the date of such event. The Company may be obligated to pay severance payments as set forth in the severance agreements in the event of a change in control and the termination of the executive’s employment of the Company.
Guarantees
Physician Guarantees
In the normal course of its business, the Company enters into physician relocation agreements under which it guarantees minimum monthly income, revenues or collections or guarantees reimbursement of expenses up to maximum limits to physicians during a specified period of time (typically, 12 months to 24 months). In return for the guarantee payments, the physicians are required to practice in the community for a stated period of time (typically, 3 to 4 years) or else return the guarantee payments to the Company. The Company records a liability and offsetting intangible asset at estimated fair value for all guarantees by calculating an estimate of expected payments to be made over the guarantee period. The Company reduces the liability as it makes guarantee payments and amortizes the intangible asset over the term of the physicians’ relocation agreements. The Company also estimates the fair value of liabilities and offsetting intangible assets related to payment guarantees for physician service agreements for which no repayment provisions exist. As of June 30, 2012, the Company had a net intangible asset of $7.4 million and a remaining liability of $5.3 million related to these physician income and service guarantees. The maximum amount of the Company’s unpaid physician income and service guarantees as of June 30, 2012 was approximately $6.0 million.
Other Guarantees
As part of its contract with the Arizona Health Care Cost Containment System, one of the Company’s health plans, PHP, is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of June 30, 2012, the Company maintained this performance guarantee in the form of $45.0 million of surety bonds with independent third party insurers collateralized by letters of credit of approximately $5.0 million. The Company also has a surety bond for its Michigan Pioneer ACO in the amount of $3.0 million as part of the requirements set forth by CMS. The Company also holds other miscellaneous surety bonds for various corporate needs.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

17. RELATED PARTY TRANSACTIONS
Pursuant to the Blackstone merger agreement, the Company entered into a transaction and monitoring fee agreement with Blackstone and Metalmark Subadvisor LLC (“Metalmark SA”), which is an affiliate of Metalmark Capital LLC, which has shared voting or investment power in Holdings’ units owned by the MSCP Funds. Under the terms of the agreement, the Company agreed to pay Blackstone an annual monitoring fee of $4.0 million and to pay Metalmark SA an annual monitoring fee of $1.2 million for the first five years and $0.6 million annually thereafter plus out of pocket expenses. The monitoring fee represents compensation to Blackstone and Metalmark SA for their advisory and consulting services with respect to financing transactions, strategic decisions, dispositions or acquisitions of assets and other Company affairs from time to time. During fiscal 2010, the Company paid $4.4 million and $0.7 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively. During fiscal 2011, the Company paid $4.3 million and $0.6 million in monitoring fees and expenses to Blackstone and Metalmark SA, respectively.
In connection with the initial public offering, Blackstone and the Company agreed to amend and terminate the existing transaction and monitoring fee agreement. As a result, the Company accrued approximately $14.9 million of monitoring fees and expenses during the fourth quarter of fiscal year 2011, $13.0 million payable to Blackstone and $1.9 million payable to Metalmark SA, which is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet at June 30, 2011. During fiscal 2012, the Company paid $4.0 million and $0.6 million of the outstanding accrued monitoring fees and expenses to Blackstone and Metalmark SA, respectively. As of June 30, 2012, approximately $9.0 million and $1.3 million remain payable to Blackstone and Metalmark SA, respectively, and is included in other accrued expenses and current liabilities on the accompanying consolidated balance sheet. The quarterly payments are due beginning July 1, 2011 and ending July 1, 2014 unless Blackstone elects at any time to accelerate the aforementioned quarterly payments to it and Metalmark SA to a lump sum payable due immediately.
Under the transaction and monitoring fee agreement, Blackstone and Metalmark SA are entitled to receive additional compensation for providing investment banking or other financial advisory services to the Company by mutual agreement among Blackstone, Metalmark SA and the Company. In this regard, in May 2011, the Company agreed to pay financial advisory fees to Blackstone and Metalmark SA of $10.0 million and $1.5 million, respectively, to reflect their contributions to the Company’s accomplishments during fiscal year 2011.
Blackstone and Metalmark SA have the ability to control the Company’s policies and operations, and their interests may not in all cases be aligned with the Company’s interests. The Company also conducts business with other entities controlled by Blackstone or Metalmark SA. The Company’s results of operations could be materially different as a result of Blackstone and Metalmark SA’s control than such results would be if the Company were autonomous.
A summary of the monitoring fees and expenses incurred by the Company for the year ended June 30, 2011 is as follows:

	Metalmark SA	Blackstone	Total Expense
Annual monitoring fees and expenses	$0.6	$4.3	$4.9
Acceleration of transaction and monitoring fees due under transaction and monitoring fee agreement	1.9	13.0	14.9
Financial advisory services fee	1.5	10.0	11.5
Total monitoring fees and expenses for the year ended June 30, 2011	$4.0	$27.3	$31.3
Effective July 1, 2008, the Company entered into an Employer Health Program Agreement with Equity Healthcare LLC (“Equity Healthcare”), which is an affiliate of Blackstone. Equity Healthcare negotiates with providers of standard administrative services for health benefit plans as well as other related services for cost discounts and quality of service monitoring capability by Equity Healthcare. Equity Healthcare receives from Vanguard a fee of $2 per employee per month (“PEPM Fee”). As of June 30, 2012, the Company has approximately 13,400 employees enrolled in these health and welfare benefit plans.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

18. SEGMENT INFORMATION
The Company’s acute care hospitals and related healthcare businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related healthcare businesses, collectively, and 2) health plans consisting of CHS, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area, PHP, a Medicaid managed health plan operating in Arizona, AAHP, a Medicare and Medicaid dual eligible managed health plan operating in Arizona and VBIC, which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following tables provide unaudited condensed financial information by operating segment for the fiscal years ended June 30, 2010, 2011 and 2012, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Year ended June 30, 2010
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$2,384.7	$—	$—	$2,384.7
Premium revenues	—	839.7	—	839.7
Inter-segment revenues	42.8	—	(42.8)	—
Total revenues	2,427.5	839.7	(42.8)	3,224.4

Salaries and benefits (excludes stock compensation)	1,257.9	34.1	—	1,292.0
Health plan claims expense (1)	—	665.8	—	665.8
Supplies	456.0	0.1	—	456.1
Other operating expenses-external	447.0	36.9	—	483.9
Operating expenses-intersegment	—	42.8	(42.8)	—
Segment EBITDA (2)	266.6	60.0	—	326.6
Less:
Interest, net	116.5	(1.0)	—	115.5
Depreciation and amortization	135.2	4.4	—	139.6
Equity method income	(0.9)	—	—	(0.9)
Stock compensation	4.2	—	—	4.2
Loss on disposal of assets	1.8	—	—	1.8
Monitoring fees and expenses	5.1	—	—	5.1
Acquisition related expenses	3.1	—	—	3.1
Debt extinguishment costs	73.5	—	—	73.5
Impairment and restructuring charges	43.1	—	—	43.1
Income from continuing operations before income taxes	$(115.0)	$56.6	$—	$(58.4)

Segment assets	$2,503.6	$226.0	$—	$2,729.6

Capital expenditures	$154.8	$1.1	$—	$155.9
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance for the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2011
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$3,712.3	$—	$—	$3,712.3
Premium revenues	—	869.4	—	869.4
Inter-segment revenues	41.3	—	(41.3)	—
Total revenues	3,753.6	869.4	(41.3)	4,581.7

Salaries and benefits (excludes stock compensation)	1,981.9	33.7	—	2,015.6
Health plan claims expense (1)	—	686.3	—	686.3
Supplies	669.8	0.1	—	669.9
Other operating expenses-external	758.1	40.7	—	798.8
Operating expenses-intersegment	—	41.3	(41.3)	—
Medicare and Medicaid EHR incentives	(10.1)	—	—	(10.1)
Segment EBITDA (2)	353.9	67.3	—	421.2
Less:
Interest, net	173.1	(1.9)	—	171.2
Depreciation and amortization	189.3	4.5	—	193.8
Equity method income	(0.9)	—	—	(0.9)
Stock compensation	4.8	—	—	4.8
Gain on disposal of assets	(0.2)	—	—	(0.2)
Monitoring fees and expenses	31.3	—	—	31.3
Acquisition related expenses	12.5	—	—	12.5
Realized gains on investments	(1.3)	—	—	(1.3)
Impairment and restructuring charges	6.0	—	—	6.0
Pension credits	(2.1)	—	—	(2.1)
Income (loss) from continuing operations before income taxes	$(58.6)	$64.7	$—	$6.1

Segment assets	$4,199.1	$397.8	$—	$4,596.9

Capital expenditures	$206.1	$0.4	$—	$206.5
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance for the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates which, management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Year ended June 30, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$5,191.6	$—	$—	$5,191.6
Premium revenues	—	757.4	—	757.4
Inter-segment revenues	42.4	—	(42.4)	—
Total revenues	5,234.0	757.4	(42.4)	5,949.0

Salaries and benefits (excludes stock compensation)	2,699.9	37.8	—	2,737.7
Health plan claims expense (1)	—	578.9	—	578.9
Supplies	911.5	0.1	—	911.6
Other operating expenses-external	1,130.5	42.8	—	1,173.3
Operating expenses-intersegment	—	42.4	(42.4)	—
Medicare and Medicaid EHR incentives	(28.2)	—	—	(28.2)
Segment EBITDA (2)	520.3	55.4	—	575.7
Less:
Interest, net	184.7	(1.9)	—	182.8
Depreciation and amortization	253.9	4.4	—	258.3
Equity method income	(1.5)	—	—	(1.5)
Stock compensation	9.2	—	—	9.2
Loss on disposal of assets	0.6	—	—	0.6
Acquisition related expenses	14.0	—	—	14.0
Debt extinguishment costs	38.9	—	—	38.9
Impairment and restructuring charges	(0.1)	—	—	(0.1)
Pension credits	(5.1)	—	—	(5.1)
Income from continuing operations before income taxes	$25.7	$52.9	$—	$78.6

Segment assets	$4,552.6	$235.5	$—	$4,788.1

Capital expenditures	$291.9	$1.4	$—	$293.3
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its healthcare facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services. Amount is net of the provision for doubtful accounts consistent with the presentation in ASU 2011-07.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, monitoring fees and expenses, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance for the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

19. UNAUDITED QUARTERLY OPERATING RESULTS
The following table presents summarized unaudited quarterly results of operations for the fiscal years ended June 30, 2011 and 2012. Management believes that all necessary adjustments have been included in the amounts stated below for a fair presentation of the results of operations for the periods presented when read in conjunction with the Company’s consolidated financial statements for the fiscal years ended 2011 and 2012. Results of operations for a particular quarter are not necessarily indicative of results of operations for an annual period and are not predictive of future periods (in millions except per share amounts).

	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Total revenues	$862.1	$909.4	$1,408.5	$1,401.7
Net income (loss)	$2.2	$(4.2)	$3.6	$(10.0)	(1)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$1.2	$(5.0)	$2.8	$(11.0)	(1)
Basic earnings (loss) per share	$0.03	$(0.11)	$0.06	$(0.24)
Diluted earnings (loss) per share	$0.02	$(0.11)	$0.05	$(0.22)

	September 30, 2011		December 31, 2011	March 31, 2012		June 30, 2012
Total revenues	$1,436.3		$1,475.4	$1,582.5	(3)	$1,454.8
Net income (loss)	$(24.0)	(2)	$16.5	$45.0	(3)	$18.4
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(21.7)	(2)	$15.7	$44.0		$19.3
Basic earnings (loss) per share	$(0.29)		$0.21	$0.58		$0.25
Diluted earnings (loss) per share	$(0.29)		$0.20	$0.55		$0.24
_____________________

(1)
This quarterly amount includes a charge of $27.6 million ($21.4 million or $0.45 per diluted share net of taxes) related to the termination of the Company’s transaction and monitoring fee agreement with its equity sponsors and financial advisory fees paid under the transaction and monitoring fee agreement during the quarter ended June 30, 2011 (see Note 17).

(2)
This quarterly amount includes a charge of $38.9 million ($25.3 million or $0.32 per diluted share net of taxes) related to the debt extinguishment costs recognized in connection with the majority redemption of the 10.375% Senior Discount Notes.

(3)
These amounts include the positive impact of recognizing revenues related to the rural floor provision for approximately $40.6 million and directly related expenses of approximately $7.8 million. The net impact on the quarter ended March 31, 2012 was an increase to net income for approximately $32.8 million ($21.7 million or $0.28 per diluted share net of taxes).

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.     Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

 We completed the acquisition of Valley Baptist effective September 1, 2011. The facilities acquired as part of the Valley Baptist acquisition utilize different information technology systems than our other facilities. We have excluded all of the Valley Baptist operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The SEC's rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of the Valley Baptist operations within the required time frame and report management's assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required. Other than the Valley Baptist acquisition, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's report on internal control over financial reporting is set forth on page 169 and is incorporated herein by reference. The independent registered public accounting firm that audited the financial statements included in this report has issued an attestation report on our internal control over financial reporting as set forth on page 170 herein.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed under the supervision of our Chief Executive Officer and our Chief Financial Officer and with the participation of management in order to provide reasonable assurance regarding the reliability of our financial reporting and our preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

All internal control systems, no matter how well designed and tested, have inherent limitations, including, among other things, the possibility of human error, circumvention or disregard. Therefore, even those systems of internal control that have been determined to be effective can provide only reasonable assurance that the objectives of the control system are met and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our Chairman and Chief Executive Officer and our Chief Financial Officer and with the participation of management, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on an assessment of such criteria, management concluded that, as of June 30, 2012, we maintained effective internal control over financial reporting.

As more fully described under the heading “Business Combinations” in Note 3 to the Consolidated Financial Statements in Item 8, we acquired Valley Baptist Health System ("VBHS") on September 1, 2011. We excluded VBHS from our fiscal 2012 assessment of the effectiveness of our internal control over financial reporting. VBHS accounted for approximately $373.6 million of our total assets, $90.1 million of net assets and $358.3 million of our total revenues during the year ended June 30, 2012. We expect that our internal control system will be fully implemented at VBHS during fiscal 2013 and correspondingly evaluated by us for effectiveness.

An assessment of the effectiveness of our internal control over financial reporting as of June 30, 2012 has been performed by Ernst & Young LLP, an independent registered public accounting firm. The attestation report of Ernst & Young LLP is included on the following page.

/s/ Charles N. Martin, Jr.	/s/ Phillip W. Roe
Chairman of the Board and Chief Executive Officer	Executive Vice President, Chief Financial Officer & Treasurer
Nashville, Tennessee
August 23, 2012

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Vanguard Health Systems, Inc.
We have audited Vanguard Health Systems, Inc.'s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Vanguard Health Systems, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on its financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Valley Baptist Health System (“VBHS”), the financial results of which is included in the June 30, 2012 consolidated financial statements of Vanguard Health Systems, Inc. and constituted $373.6 million of total assets, $90.1 million of net assets, $358.3 million of total revenues and $9.0 million of net loss, respectively, for the year ended June 30, 2012. Our audit of internal control over financial reporting of Vanguard Health Systems, Inc. also did not include an evaluation of the internal control over financial reporting of VBHS.
In our opinion, Vanguard Health Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Vanguard Health Systems, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended June 30, 2012 of Vanguard Health Systems, Inc. and our report dated August 23, 2012 expressed an unqualified opinion thereon.
                                             /s/ Ernst &Young LLP
Nashville, Tennessee
August 23, 2012

Item 9B.     Other Information.
None.
PART III

Item 10.     Directors, Executive Officers and Corporate Governance.
Executive Officers
This information is incorporated by reference to the information included in our definitive proxy statement relating to our 2012 annual meeting of stockholders (the “2012 Proxy Statement”), which will be filed within 120 days of June 30, 2012 pursuant to Regulation 14A under the Exchange Act.
Directors
This information is incorporated by reference to the information included in our 2012 Proxy Statement.
Code of Ethics
Information regarding our code of ethics (Vanguard Code of Ethics) applicable to our principal executive officer, principal financial officer, principal accounting officer and other senior financial officers is available on the Investor Relations page of our internet website at www.vanguardhealth.com. If we ever were to amend or waive any provision of our Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website rather than by filing a Form 8-K.
Compliance with Section 16(a) of the Exchange Act
This information is incorporated by reference to the information included in our 2012 Proxy Statement.
Stockholder Nominees
This information is incorporated by reference to the information included in our 2012 Proxy Statement.
Audit and Compliance Committee
This information is incorporated by reference to the information included in our 2012 Proxy Statement.

Item 11.     Executive Compensation
The information required by this Item 11 is incorporated herein by reference to the information included in our 2012 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters.
Equity Compensation Plan Information
The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of June 30, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,669,353	$15.84	9,536,800
Equity compensation plans not approved by security holders	—	—	—
Total	6,669,353	$15.84	9,536,800
_____________________
The material features of the equity compensation plans under which these options and share rights were issued will be described in our 2012 Proxy Statement. Other information required by this Item 12 is incorporated herein by reference to the information included in our 2012 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated herein by reference to the information included in our 2012 Proxy Statement.

Item 14.    Principal Accounting Fees and Services
The information required by this Item 14 is incorporated herein by reference to the information included in our 2012 Proxy Statement.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.
(a) List of documents filed as part of this report.
(1) Financial Statements. The accompanying index to financial statements on page 107 of this Annual Report on Form 10-K is provided in response to this item.
(2) Financial Statement Schedules. All schedules are omitted because the required information is either not present, not present in material amounts or presented within the consolidated financial statements.
(3) Exhibits. The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index that is located at the end of this Annual Report on Form 10-K.
(b) Exhibits.
See Item 15(a)(3) of this Annual Report on Form 10-K.
(c) Financial Statement Schedules.
See Item 15(a)(2) of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.		Date
By:	/s/ Charles N. Martin, Jr. Charles N. Martin, Jr.	August 23, 2012
Chairman of the Board & Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles N. Martin, Jr.	Chairman of the Board & Chief Executive Officer; Director	August 23, 2012
Charles N. Martin, Jr.	(Principal Executive Officer)

/s/ Phillip W. Roe	Executive Vice President, Chief Financial Officer & Treasurer	August 23, 2012
Phillip W. Roe	(Principal Financial Officer)

/s/ Gary D. Willis	Senior Vice President, Controller & Chief Accounting Officer	August 23, 2012
Gary D. Willis	(Principal Accounting Officer)

/s/Philip N. Bredesen	Director	August 23, 2012
Philip N. Bredesen

/s/Carol J. Burt	Director	August 23, 2012
Carol J. Burt

/s/ Stephen D’Arcy	Director	August 23, 2012
Stephen D’Arcy

/s/ Michael A. Dal Bello	Director	August 20, 2012
Michael A. Dal Bello

/s/ Robert Galvin, M.D.	Director	August 23, 2012
Robert Galvin, M.D.

/s/ M. Fazle Husain	Director	August 23, 2012
M. Fazle Husain

/s/ Neil P. Simpkins	Director	August 23, 2012
Neil P. Simpkins

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc. (1)

2.2	First Amendment to the Agreement and Plan of Merger, dated as of September 23, 2004, among VHS Holdings LLC, Health Systems Acquisition Corp. and Vanguard Health Systems, Inc. (1)

2.3	Indemnification Agreement, dated as of July 23, 2004, among VHS Holdings LLC, Vanguard Health Systems, Inc., and the stockholders and holders of options set forth therein (1)(3)

2.4
Purchase and Sale Agreement, dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children’s Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children’s Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc. (6)

2.5
Letter Agreement, dated July 16, 2010, amending Section 5.2(b) of that certain Purchase and Sale Agreement dated as of June 10, 2010, by and among The Detroit Medical Center, Harper-Hutzel Hospital, Detroit Receiving Hospital and University Health Center, Children’s Hospital of Michigan, Rehabilitation Institute, Inc., Sinai Hospital of Greater Detroit, Huron Valley Hospital, Inc., Detroit Medical Center Cooperative Services, DMC Orthopedic Billing Associates, LLC, Metro TPA Services, Inc. and Michigan Mobile PET CT, LLC (collectively, as Seller) and VHS of Michigan, Inc., VHS Harper-Hutzel Hospital, Inc., VHS Detroit Receiving Hospital, Inc., VHS Children’s Hospital of Michigan, Inc., VHS Rehabilitation Institute of Michigan, Inc., VHS Sinai-Grace Hospital, Inc., VHS Huron Valley-Sinai Hospital, Inc., VHS Detroit Businesses, Inc. and VHS Detroit Ventures, Inc. (collectively, as Buyer) and Vanguard Health Systems, Inc. (28)

2.6
Amendment No. 1 to Purchase and Sale Agreement, dated as of October 29, 2010, by and among The Detroit Medical Center, DMC Primary Care Services II, Healthsource, Vanguard Health Systems, Inc., VHS Physicians of Michigan, CRNAs of Michigan and VHS University Laboratories, Inc. (29)

2.7	Letter Agreement, dated as of October 29, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC) and Vanguard Health Systems, Inc. (on behalf of each Buyer and Vanguard) (29)

2.8	Amendment No. 2 to Purchase and Sale Agreement, dated as of November 13, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (27)

2.9
Enforcement Agreement, dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General (27)

2.10
Monitoring and Compliance Agreement, dated November 17, 2010, between The Detroit Medical Center (on behalf of each Seller and DMC), VHS of Michigan, Inc. (on behalf of each Buyer), Vanguard Health Systems, Inc. and the Michigan Department of Attorney General (27)

2.11	Amendment No. 3 to Purchase and Sale Agreement, dated as of December 31, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (30)

2.12	Amendment No. 4 to Purchase and Sale Agreement, dated as of December 31, 2010, by and among The Detroit Medical Center and Vanguard Health Systems, Inc. (30)

2.13
Settlement Agreement, effective as of December 31, 2010, by and among The Detroit Medical Center, Vanguard Health Systems, Inc. and the United States of America, acting through the United States Department of Justice and on behalf of the Office of Inspector General of the Department of Health and Human Services (30)

2.14	Agreement and Plan of Merger between VHS Holdings LLC and Vanguard Health Systems, Inc. (34)

Exhibit No.	Description

2.15
Asset Purchase Agreement, dated August 31, 2011, by and among Valley Baptist Health System, Valley Baptist Medical Center, Valley Baptist Medical Center - Brownsville, Valley Baptist Medical Development Corporation, VB Realty Corporation, VB Realty II, LLC, Valley Baptist Insurance Holdings, Inc., Valley Baptist Hospital Holdings, Inc., Valley Baptist Management Services Corporation, Valley Baptist Medical Foundation, VHS Valley Health System, LLC, VHS Harlingen Hospital Company, LLC, VHS Brownsville Hospital Company, LLC, VHS Valley Holdings, LLC, VHS Valley Real Estate Company, LLC, Vanguard Health Financial Company, LLC, VHS Valley Management Company, Inc. and Vanguard Health Systems, Inc. (35)

3.1	Second Amended and Restated Certificate of Incorporation of Vanguard Health Systems, Inc. (34)

3.2	Amended and Restated By-Laws of Vanguard Health Systems, Inc. (34)

4.1
Indenture, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, including the form of 8% Senior Notes due 2018 (24)

4.2
First Supplemental Indenture, dated as of February 25, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., the guarantors party thereto and the Trustee (25)

4.3
Second Supplemental Indenture, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (5)

4.4
Third Supplemental Indenture, dated as of August 18, 2010, relating to the 8% Senior Notes due 2018, among VHS Westlake Hospital, Inc., VHS West Suburban Medical Center, Inc., VHS Acquisition Subsidiary Number 4, Inc., Midwest Pharmacies, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (28)

4.5
Fourth Supplemental Indenture, dated as of November 1, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, In., the other guarantors named therein and U.S. Bank National Association, as trustee (31)

4.6
Fifth Supplemental Indenture, dated as of January 11, 2011, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (31)

4.7
Sixth Supplemental Indenture, dated as of September 22, 2011, relating to the 8% Senior Notes due 2018, among VHS Valley Management Company, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee

4.8
Seventh Supplemental Indenture, dated as of March 30, 2012, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee

4.9
Indenture, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee, including the form of 7.750% Senior Notes due 2019 (26)

4.10
First Supplemental Indenture, dated as of September 22, 2011, relating to the 7.750% Senior Notes due 2019, among VHS Valley Management Company, Inc., Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc. and U.S. Bank National Association, as trustee

4.11
Second Supplemental Indenture, dated as of March 30, 2012, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and U.S. Bank National Association, as trustee (36)

Exhibit No.	Description

4.12
Indenture, dated as of January 26, 2011, relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and U.S. Bank National Association, as trustee, including the form of 10.375% Senior Discount Notes due 2016 (26)

4.13
Registration Rights Agreement, dated as of January 29, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and Banc of America Securities LLC, Barclays Capital Inc. Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated (24)

4.14
Registration Rights Agreement, dated as of July 14, 2010, relating to the 8% Senior Notes due 2018, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and Bank of America Securities LLC and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (5)

4.15
Registration Rights Agreement, dated as of January 26, 2011, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc. and the other guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (26)

4.16
Registration Rights Agreement, dated as of January 26, 2011, relating to the 10.375% Senior Discount Notes due 2016, between Vanguard Health Systems, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (26)

4.17
Registration Rights Agreement, dated as of March 30, 2012, relating to the 7.750% Senior Notes due 2019, among Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Systems, Inc., the other guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Barclays Capital Inc., on behalf of themselves and as representatives of the several initial purchasers listed on Schedule I thereto (36)

4.18	Registration Rights Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc. and the stockholders of Vanguard Health Systems, Inc. named therein (1)

4.19	Certificate of Designations, Preferences and Rights of Series A Preferred Stock of VHS Acquisition Subsidiary Number 5, Inc., dated as of September 8, 2004 (1)

10.1
Credit Agreement, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Health Holding Company I, LLC, the lenders from time to time party thereto, Bank of America, N.A., as Administrative Agent, and the other parties thereto (24)

10.2	Security Agreement, dated as of January 29, 2010, made by each assignor party thereto in favor of Bank of America, N.A., as collateral agent (25)

10.3	Vanguard Guaranty, dated as of January 29, 2010, made by and among Vanguard Health Systems, Inc. in favor of Bank of America, N.A., as administrative agent (25)

10.4	Subsidiaries Guaranty, dated as of January 29, 2010, made by and among each of the guarantors party thereto in favor of Bank of America, N.A., as administrative agent (25)

10.5	Pledge Agreement, dated as of January 29, 2010, among each of the pledgors party thereto and Bank of America, N.A., as collateral agent (25)

10.6
Incremental Commitment Agreement, dated as of April 24, 2012, between Vanguard Health Holding Company II, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Systems, Inc. and the other guarantors named therein, Citicorp North America, Inc., JPMorgan Chase Bank, N.A., Royal Bank of Canada, Wells Fargo Bank, N.A. and Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Lender (39)

10.7	Transaction and Monitoring Fee Agreement, dated as of September 23, 2004, among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C., and Metalmark Management LLC (1)

Exhibit No.	Description

10.8	Letter Agreement, dated as of May 26, 2011, related to the Transaction and Monitoring Fee Agreement (34)

10.9	Amendment and Termination Agreement, dated as of June 17, 2011, by and among Vanguard Health Systems, Inc., Blackstone Management Partners IV L.L.C. and Metalmark Management LLC (34)

10.10	VHS Holdings LLC 2004 Unit Plan (1)(3)

10.11	First Amendment of VHS Holdings LLC 2004 Unit Plan (3)(7)

10.12	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of September 23, 2004 (1)(3)

10.13	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2004 (1)(3)

10.14	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of December 1, 2005 (3)(9)

10.15	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2007 (3)(15)

10.16	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 5, 2009 (3)(8)

10.17	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of May 31, 20011 (3)(40)

10.18	Amendment No. 6 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Charles N. Martin, Jr., dated as of October 1, 2011 (3)

10.19	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of September 23, 2004 (1)(3)

10.20	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of December 1, 2004 (1)(3)

10.21	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore , dated as of December 1, 2005 (3)(9)

10.22	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of October 1, 2007 (3)(15)

10.23	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of November 7, 2007 (3)(15)

10.24	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of June 30, 2008 (3)(20)

10.25	Amendment No. 6 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Joseph D. Moore, dated as of May 31, 2011 (3)(40)

10.26	Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of September 23, 2004 (1)(3)

10.27	Amendment No. 1 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2004 (1)(3)

10.28	Amendment No. 2 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of December 1, 2005 (3)(9)

10.29	Amendment No. 3 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2007 (3)(15)

Exhibit No.	Description

10.30	Amendment No. 4 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 5, 2009 (3)(8)

10.31	Amendment No. 5 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of May 31, 2011 (3)(40)

10.32	Amendment No. 6 to Amended and Restated Employment Agreement between Vanguard Health Systems, Inc. and Keith B. Pitts, dated as of October 1, 2011 (3)

10.33	Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of November 15, 2007 (3)(15)

10.34	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 5, 2009 (3)(8)

10.35	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of May 31, 2011 (3)(40)

10.36	Amendment No. 3 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of October 1, 2011 (3)

10.37	Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of November 15, 2007 (3)(15)

10.38	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 5, 2009 (3)(8)

10.39	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of May 31, 2011 (3)(40)

10.40	Amendment No. 3 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of October 1, 2011 (3)

10.41	Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D., dated as of December 31, 2008 (3)(8)

10.42	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D., dated as of May 5, 2009 (3)(8)

10.43	Amendment No. 2 to Employment Agreement between Vanguard Health Systems, Inc. and Mark R. Montoney, M.D., dated as of May 31, 2011 (3)(40)

10.44	Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins, M.D., dated as of July 1, 2009 (3)(8)

10.45	Amendment No. 1 to Employment Agreement between Vanguard Health Systems, Inc. and Bradley A. Perkins, M.D., dated as of May 31, 2011 (3)(40)

10.46	Employment Agreement between Vanguard Health Systems, Inc. and James H. Spalding, dated as of September 1, 2011 (3)(35)

10.47	Employment Agreement, dated as of October 1, 2011, between Vanguard Health Systems, Inc. and Alan G. Thomas (3)

10.48	Employment Agreement, dated as of February 27, 2012, between Vanguard Health Systems, Inc. and Timothy M. Petrikin (3)(37)

10.49	Employment Letter, dated September 18, 2009, between The Detroit Medical Center and Michael E. Duggan, as amended by that certain letter agreement, effective as of December 15, 2011 (3)(38)

10.50	Form of Amended and Restated Severance Protection Agreement of Vanguard Health Systems, Inc., dated as of September 23, 2004, for Vice Presidents and above (1)(3)

Exhibit No.	Description

10.51	Form of Severance Protection Agreement of Vanguard Health Systems, Inc. in use for Vice Presidents and above employed after October 1, 2007 (3)(20)

10.52	Form of Amendment to Severance Protection Agreement (3)(34)

10.53
Form of Amendment No. 1 to Severance Protection Agreement, dated as of October 1, 2007, between Vanguard Health Systems, Inc. and each of its executive officers (other than executive officers who have entered into employment agreements) (3)(15)

10.54	Amended and Restated Agreement between the Shareholders of VHS Acquisition Subsidiary Number 5, Inc. executed on September 8, 2004, but effective as of September 1, 2004 (1)

10.55	Letter, dated March 16, 2010, from Vanguard Health Systems Inc. to the Detroit Medical Center (32)

10.56	License Agreement between Baptist Health System and VHS San Antonio Partners, L.P., dated as of January 1, 2003 (4)

10.57	Vanguard Health Systems, Inc. Annual Incentive Plan (3)(34)

10.58	Vanguard Health Systems, Inc. 2001 Annual Incentive Plan (2)(3)

10.59	Vanguard Health Systems, Inc. 2009 Long Term Incentive Plan (3)(23)

10.60	Vanguard Health Systems, Inc. Amended and Restated 2009 Long Term Incentive Plan, dated as of May 3, 2011 (3)(34)

10.61	Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (1)(3)

10.62	Amendment Number 1 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 28, 2005 (3)(9)

10.63	Amendment Number 2 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 15, 2006 (3)(10)

10.64	Amendment Number 3 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective April 15, 2006 (3)(10)

10.65	Amendment Number 4 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective November 13, 2006 (3)(12)

10.66	Amendment Number 5 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective May 6, 2008 (3)(16)

10.67	Amendment Number 6 to the Vanguard Health Systems, Inc. 2004 Stock Incentive Plan, effective February 13, 2009 (3)(19)

10.68	Amendment No. 7 to Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(23)

10.69	Form of Performance Option Under 2004 Stock Incentive Plan (1)(3)

10.70	Form of Time Option Under 2004 Stock Incentive Plan (1)(3)

10.71	Form of Liquidity Event Option Under 2004 Stock Incentive Plan (1)(3)

10.72	Form of Restricted Stock Unit Agreement (Time Vesting RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(33)

10.73	Form of Restricted Stock Unit Agreement (Liquidity Event RSUs) used under Vanguard Health Systems, Inc. 2004 Stock Incentive Plan (3)(33)

10.74	Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (3)(34)

10.75	Form of Nonqualified Stock Option Agreement (Conversion Replacement Award) under 2011 Stock Incentive Plan (37)(34)

Exhibit No.	Description

10.76	Form of Restricted Share Award Agreement (Conversion Replacement Award) under 2011 Stock Incentive Plan (37)(34)

10.77	Form of Restricted Stock Unit Agreement (Performance Vesting RSU - EBITDA) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (3)(35)

10.78	Form of Restricted Stock Unit Agreement (Performance Vesting RSU - EPS) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (3)(35)

10.79	Form of Restricted Stock Unit Agreement (Time Vesting RSU) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (3)(35)

10.80	Form of Nonqualified Stock Option Agreement (Time Option) for Vanguard Health Systems, Inc. 2011 Stock Incentive Plan (3)(35)

10.81
Stockholders Agreement, dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and the employees identified on the signature pages thereto (1)

10.82
Amendment No. 1, dated as of November 3, 2009, to Stockholders Agreement, dated as of November 4, 2004, by and among Vanguard Health Systems, Inc., VHS Holdings LLC, Blackstone FCH Capital Partners IV L.P. and its affiliates identified on the signature pages thereto and Charles N. Martin, Jr., as proxyholder for certain employees party thereto (13)

10.83	2011 Stockholders Agreement of Vanguard Health Systems, Inc., dated as of June 21, 2011, among Blackstone, MSCP, Vanguard Health Systems, Inc. and the other parties thereto (3)(34)

10.84	Amendment No. 1 to 2011 Stockholders Agreement of Vanguard Health Systems, Inc., dated as of January 26, 2012, among Vanguard Health Systems, Inc. and the stockholders identified therein (37)

10.85	Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004 (1)

10.86	Amendment No. 1, dated as of November 3, 2005, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC (9)

10.87
Waiver No. 1, dated as of May 22, 2008, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings LLC, dated as of September 23, 2004, as amended by Amendment No. 1, dated as of November 3, 2005 (20)

10.88	Amendment No. 2, dated as of January 13, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (25)

10.89	Amendment No. 3, dated as of January 28, 2010, to Amended and Restated Limited Liability Company Operating Agreement of VHS Holdings, LLC (25)

10.90
Letter, dated May 13, 2008, from the Arizona Health Care Cost Containment System to VHS Phoenix Health Plan, LLC, countersigned by VHS Phoenix Health Plan, LLC on May 13, 2008 awarding Contract No. YH09-0001-07 (17)

10.91	Arizona Health Care Cost Containment System Administration RFP re Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC awarded May 13, 2008 (20)

10.92
Solicitation Amendments to RFP numbers One, Two, Three, Four and Five, dated February 29, 2008, March 14, 2008, March 26, 2008, March 28, 2008 and April 10, 2008, respectively, to Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 with VHS Phoenix Health Plan, LLC (20)

10.93
Contract Amendment Number 1, executed on September 23, 2008, but effective as of October 1, 2008, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (21)

Exhibit No.	Description

10.94
Contract Amendment Number 2, executed on January 16, 2009, but effective as of January 15, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (18)

10.95
Contract Amendment Number 3, executed on April 6, 2009, but effective as of May 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (19)

10.96
Contract Amendment Number 4, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (8)

10.97
Contract Amendment Number 5, executed on July 7, 2009, but effective as of August 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (8)

10.98
Contract Amendment Number 6, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (11)

10.99
Contract Amendment Number 7, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (11)

10.100
Contract Amendment Number 8, executed on September 17, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (11)

10.101
Contract Amendment Number 9, executed on October 13, 2009, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (11)

10.102
Contract Amendment Number 10, executed on September 9, 2010, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (28)

10.103
Contract Amendment Number 11, executed on October 25, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (31)

10.104
Contract Amendment Number 12, executed on November 5, 2010, but effective as of October 1, 2009, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (31)

10.105
Contract Amendment Number 13, executed on January 17, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (31)

10.106
Contract Amendment Number 14, executed on February 9, 2011, but effective as of April 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (32)

10.107
Contract Amendment Number 15, executed on May 2, 2011, but effective as of October 1, 2010, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (40)

10.108
Contract Amendment Number 16, executed on September 9, 2011, but effective as of October 1, 2011, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (35)

Exhibit No.	Description

10.109
Contract Amendment Number 17, dated as of February 29, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System (37)

10.110
Contract Amendment Number 18, dated as of May 8, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

10.111	Form of Indemnification Agreement between the Company and each of its directors and executive officers (3)(22)

10.112	Form of Amendment to Employment Agreement (3)(34)

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1	Subsidiaries of Vanguard Health Systems, Inc.

23.1	Consent of Ernst & Young LLP

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Asset Purchase Agreement, dated as of March 17, 2010, among West Suburban Medical Center, Westlake Community Hospital, Resurrection Services, Resurrection Ambulatory Services, VHS Westlake Hospital, Inc., and VHS West Suburban Medical Center, Inc. (14)

99.2
First Amendment to Asset Purchase Agreement, dated as of July 31, 2010, among West Suburban Medical Center, Westlake Community Hospital, Resurrection Services, Resurrection Ambulatory Services, VHS Westlake Hospital, Inc., VHS West Suburban Medical Center, Inc., VHS Acquisition Subsidiary Number 4, Inc., Midwest Pharmacies, Inc. and MacNeal Physicians Group, LLC (14)

101
The following financial information from our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on August 23, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the consolidated balance sheets at June 30, 2012 and 2011, (ii) the consolidated statements of operations for the years ended June 30, 2012, 2011 and 2010, (iii) the consolidated statements of comprehensive income (loss) for the years ended June 30, 2012, 2011 and 2010, (iv) the consolidated statements of equity for the years ended June 30, 2012, 2011 and 2010, (v) the consolidated statements of cash flows for the years ended June 30, 2012, 2011 and 2010, and (vi) the notes to consolidated financial statements (41)

______________

(1)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on November 12, 2004 (Registration No. 333-120436).

(2)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-1 first filed on October 19, 2001 (Registration No. 333-71934).

(3)	Management compensatory plan or arrangement.

(4)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on January 14, 2003.

(5)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on July 19, 2010.

(6)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on June 15, 2010.

(7)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2005, filed on September 13, 2005.

(8)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2009, filed on September 3, 2009.

(9)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2005, filed on February 9, 2006.

(10)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, filed on May 12, 2006.

(11)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, filed on November 10, 2009.

(12)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006, filed on February 13, 2007.

(13)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, filed on February 9, 2010.

(14)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on August 4, 2010.

(15)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007, filed on February 12, 2008.

(16)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on May 12, 2008.

(17)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on May 16, 2008.

(18)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008, filed on February 12, 2009.

(19)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on May 12, 2009.

(20)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2008, filed on September 23, 2008.

(21)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, filed on November 12, 2008.

(22)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on May 6, 2009.

(23)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on August 21, 2009.

(24)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on February 3, 2010.

(25)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on March 3, 2010 (Registration No. 333-165157).

(26)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on January 28, 2011.

(27)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on November 18, 2010.

(28)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed on November 9, 2010.

(29)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on November 4, 2010.

(30)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Current Report on Form 8-K filed on January 5, 2011.

(31)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2010, filed on February 9, 2011.

(32)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-4 first filed on April 8, 2011 (Registration No. 333-173401).

(33)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Annual Report on Form 10-K for the annual period ended June 30, 2010, filed on August 26, 2010.

(34)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.’s Registration Statement on Form S-1 first filed on April 15, 2011 (Registration No. 333-173547).

(35)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed on November 4, 2011.

(36)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on April 2, 2012.

(37)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed on May 3, 2012.

(38)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on December 19, 2011.

(39)	Incorporated by reference from exhibits to Vanguard Health Systems, Inc.'s Current Report on Form 8-K filed on April 30, 2012.

(40)	Incorporated by reference from exhibits to Vanguard Health Systems Inc.'s Annual Report on Form 10-K for the annual period ended June 30, 2011, filed on August 25, 2011.

(41)
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.