Form 10-Q
period 2012-09-30
VANGUARD HEALTH SYSTEMS INC
filed 2012-11-01
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☑  No
As of October 30, 2012, there were 77,383,124 shares of the Registrant’s common stock outstanding.

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	September 30, 2012
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$455.5	$330.2
Restricted cash	2.4	3.9
Accounts receivable, net of allowance for doubtful accounts of $366.5 and $363.8, respectively	702.1	672.4
Inventories	97.0	96.8
Deferred tax assets	89.6	89.8
Prepaid expenses and other current assets	236.4	214.8
Total current assets	1,583.0	1,407.9
Property, plant and equipment, net of accumulated depreciation	2,110.1	2,106.7
Goodwill	768.4	768.4
Intangible assets, net of accumulated amortization	89.0	87.5
Deferred tax assets, noncurrent	71.2	67.9
Investments in securities	51.8	56.8
Escrowed cash for capital commitments	20.3	—
Other assets	94.3	96.2
Total assets	$4,788.1	$4,591.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$390.6	$343.2
Accrued salaries and benefits	226.0	216.4
Accrued health plan claims and settlements	67.8	66.4
Accrued interest	73.2	35.8
Other accrued expenses and current liabilities	219.9	152.3
Current maturities of long-term debt	11.2	12.5
Total current liabilities	988.7	826.6
Professional and general liability and workers compensation reserves	304.8	303.7
Unfunded pension liability	269.9	234.1
Other liabilities	174.7	161.5
Long-term debt, less current maturities	2,695.4	2,692.1
Commitments and contingencies
Redeemable non-controlling interests	53.1	54.2
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 75,474,000 and 77,366,000 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	403.3	403.9
Accumulated other comprehensive loss	(48.4)	(47.2)
Retained deficit	(60.6)	(46.7)
Total Vanguard Health Systems, Inc. stockholders’ equity	295.1	310.8
Non-controlling interests	6.4	8.4
Total equity	301.5	319.2
Total liabilities and equity	$4,788.1	$4,591.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2011	2012
	(In millions, except share and per share amounts)
Patient service revenues	$1,351.5	$1,463.9
Less: Provision for doubtful accounts	(126.2)	(169.6)
Patient service revenues, net	1,225.3	1,294.3
Premium revenues	211.0	176.4
Total revenues	1,436.3	1,470.7

Salaries and benefits (includes stock compensation of $0.7 and $2.2, respectively)	665.0	680.2
Health plan claims expense	164.7	134.3
Supplies	213.6	226.1
Purchased services	127.0	147.2
Rents and leases	18.0	19.0
Other operating expenses	133.1	144.2
Medicare and Medicaid EHR incentives	(3.1)	(11.3)
Depreciation and amortization	62.6	65.6
Interest, net	45.8	50.8
Acquisition related expenses	12.2	—
Debt extinguishment costs	38.9	—
Other	(2.4)	(5.1)
Income (loss) from continuing operations before income taxes	(39.1)	19.7
Income tax benefit (expense)	15.2	(4.9)
Income (loss) from continuing operations	(23.9)	14.8
Income (loss) from discontinued operations, net of taxes	(0.1)	0.1
Net income (loss)	(24.0)	14.9
Net loss (income) attributable to non-controlling interests	2.3	(1.0)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(21.7)	$13.9

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$(21.6)	$13.8
Income (loss) from discontinued operations, net of taxes	(0.1)	0.1
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(21.7)	$13.9

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders:
Basic earnings (loss) per share	$(0.29)	$0.18
Diluted earnings (loss) per share	$(0.29)	$0.17

Weighted average shares (in thousands):
Basic	74,854	75,697
Diluted	74,854	78,813

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2012
	2011	2012
	(In millions)
Net income (loss)	$(24.0)	$14.9
Other comprehensive income (loss):
Change in unrealized holding gains on investments in securities	(3.2)	2.2
Other comprehensive income (loss) before taxes	(3.2)	2.2
Change in income tax (expense) benefit	1.4	(1.0)
Other comprehensive income (loss), net of taxes	(1.8)	1.2
Comprehensive income (loss)	(25.8)	16.1
Net (income) loss attributable to non-controlling interests	2.3	(1.0)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(23.5)	$15.1

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Three months ended September 30, 2012
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
	(In millions, except share amounts)
Balance at June 30, 2012	75,474,000	$0.8	$403.3	$(48.4)	$(60.6)	$6.4	$301.5
Net income	—	—	—	—	13.9	1.0	14.9
Stock compensation (non-cash)	—	—	2.2	—	—	—	2.2
Dividends to equity holders and related equity payments, net of taxes	—	—	(0.2)	—	—	—	(0.2)
Common stock issued for stock-based awards exercised	1,892,000	—	(0.3)	—	—	—	(0.3)
Contributions from non-controlling interests and other, net	—	—	—	—	—	1.0	1.0
Accretion of redeemable non-controlling interest	—	—	(1.1)	—	—	—	(1.1)
Other comprehensive income, net of taxes	—	—	—	1.2	—	—	1.2
Balance at September 30, 2012	77,366,000	$0.8	$403.9	$(47.2)	$(46.7)	$8.4	$319.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended September 30,
	2011	2012
	(In millions)
Operating activities:
Net income (loss)	$(24.0)	$14.9
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss (income) from discontinued operations	0.1	(0.1)
Depreciation and amortization	62.6	65.6
Amortization of loan costs	1.6	2.2
Accretion of principal on notes	4.1	1.1
Acquisition related expenses	12.2	—
Stock compensation	0.7	2.2
Deferred income taxes	(16.1)	2.9
Debt extinguishment costs	38.9	—
Other	(1.3)	(0.7)
Changes in operating assets and liabilities	(166.5)	(144.6)
Net cash used in operating activities — continuing operations	(87.7)	(56.5)
Net cash provided by (used in) operating activities — discontinued operations	(0.1)	0.1
Net cash used in operating activities	(87.8)	(56.4)

Investing activities:
Acquisitions and related expenses, net of cash acquired	(210.1)	(0.5)
Capital expenditures	(63.4)	(82.7)
Proceeds from sale of investments in securities	22.7	27.1
Purchases of investments in securities	(21.0)	(30.1)
Net reimbursements from restricted cash and escrow fund	—	18.8
Other investing activities	2.2	1.6
Net cash used in investing activities	(269.6)	(65.8)

Financing activities:
Payments of long-term debt and capital lease obligations	(456.5)	(3.1)
Payments of debt issuance costs	—	(0.2)
Proceeds from issuance of common stock	67.5	—
Payments of IPO related costs	(6.9)	—
Payment of tender premiums on note redemption	(27.6)	—
Other financing activities	(1.0)	0.2
Net cash used in financing activities	(424.5)	(3.1)
Net decrease in cash and cash equivalents	(781.9)	(125.3)
Cash and cash equivalents, beginning of period	936.6	455.5
Cash and cash equivalents, end of period	$154.7	$330.2

Supplemental cash flow information:
Net cash paid for interest	$70.8	$85.0
Net cash paid for income taxes	$0.3	$4.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION
The Company is an investor-owned health care company whose subsidiaries and affiliates own and operate hospitals and related health care businesses in urban and suburban areas. As of September 30, 2012, the Company’s subsidiaries and affiliates owned and operated 28 acute care hospitals with 7,064 licensed beds and related outpatient service locations complementary to the hospitals providing health care services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. The Company also owns managed health plans in Chicago, Illinois, Harlingen, Texas, and Phoenix, Arizona, and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by the Company. The Company generally defines control as the ownership of the majority of an entity’s voting interests. The Company also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Company corporate office costs, which approximated $13.9 million and $14.8 million for the three months ended September 30, 2011 and 2012, respectively.

The unaudited condensed consolidated financial statements as of September 30, 2012 and for the three months ended September 30, 2011 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2013. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on August 24, 2012. The accompanying condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements included in the 10-K.

Certain balances in the accompanying condensed consolidated financial statements and these notes have been adjusted to reflect the retroactive application of the contingency model for recognizing Medicare and Medicaid electronic health record ("EHR") incentives as further described in Note 3.
Use of Estimates
In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the amounts recorded or classification of items in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. REVEVUES AND REVENUE DEDUCTIONS
Allowance for Doubtful Accounts
The Company estimates the allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to the discharge date plus percentages of uninsured accounts and self-pay after insurance accounts less than 365 days old. The Company analyzes the allowance for doubtful accounts quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous twelve-month period to estimate the allowance for doubtful accounts at a point in time. The Company also supplements the analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. The standard percentages used to estimate the allowance for doubtful accounts reserve are adjusted as necessary given changes in trends from these analyses or policy changes. Significant changes in payer mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its liquidity, results of operations and cash flows. The Company’s estimate of the allowance for doubtful accounts and recoveries of accounts previously written off determine its provision for doubtful accounts recorded during a period. The Company records the

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

provision for doubtful accounts at the time the services are provided for uninsured patients, since historical experience shows that the significant majority of uninsured balances will not be collected.
The allowance for doubtful accounts was approximately $366.5 million and $363.8 million as of June 30, 2012 and September 30, 2012, respectively. These balances as a percent of accounts receivable net of contractual adjustments were approximately 34.3% and 35.1% as of June 30, 2012 and September 30, 2012, respectively. On a same hospital basis, the Company’s combined allowance for doubtful accounts, uninsured discounts and charity care covered approximately 98.4% and 97.0% of combined uninsured and self-pay after insurance accounts receivable as of June 30, 2012 and September 30, 2012, respectively.
Charity Care
The Company does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). The Company deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. The Company also generally provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. During the three months ended September 30, 2011 and 2012, the Company deducted $50.4 million and $55.5 million of charity care from revenues, respectively. The estimated cost incurred by the Company to provide services to patients who qualify for charity care was approximately $13.2 million and $15.7 million for the three months ended September 30, 2011 and 2012, respectively. These estimates were determined using a ratio of cost to gross charges calculated from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
Settlements
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
Net adjustments for final third party settlements positively impacted the Company’s loss from continuing operations before income taxes by $0.4 million ($0.2 million net of taxes or $0.01 per diluted share) for the three months ended September 30, 2011, and negatively impacted the Company’s income from continuing operations before income taxes by $1.3 million ($0.8 million net of taxes or $0.01 per diluted share) for the three months ended September 30, 2012, respectively.
Recovery Audit Program
The Recovery Audit Program relies on private recovery audit contractors, or RACs, to examine Medicaid and Medicare claims filed by health care providers to detect overpayments not identified through existing claims review mechanisms. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments.  Centers for Medicare and Medicaid Services ("CMS") has given RACs the authority to look back at claims up to three years from the date the claim was paid.  Claims identified as overpayments will be subject to the appeals process.  RACs are paid a contingency fee based on the overpayments they identify and collect.
The Company maintains a reserve for its estimate of potential claims repayments from RAC audits based upon actual claims already audited but for which repayment has not yet occurred; claims for which it has received an audit notice but the audit process is not complete; and potential future exposure related to a portion of paid claims for which an audit notice has not yet been received, which is based upon certain historical experience of audit recoveries and appeals and other available information. During the three months ended September 30, 2012, the Company reduced its RAC reserve estimate in its Michigan market by $14.5 million ($8.9 million net of taxes or $0.11 per diluted share) as a result of further analysis related to each of these components of the estimate during the period. The $14.5 million reduction in the Company's RAC reserve estimate increased patient service revenues on the accompanying condensed consolidated statement of operations during the

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

three months ended September 30, 2012.  As of June 30, 2012 and September 30, 2012, the Company's current portion of RAC reserves was approximately $1.9 million and $1.6 million, respectively, and is included in other accrued expenses and current liabilities on the accompanying condensed consolidated balance sheets.  As of June 30, 2012 and September 30, 2012, the Company's non-current portion of RAC reserves was approximately $23.8 million and $9.2 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets.

3. MEDICARE AND MEDICAID EHR INCENTIVES
The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified EHR technology. For Medicare and Medicaid EHR incentive payments prior to the quarter ended December 31, 2011, the Company originally utilized a grant accounting model to recognize these revenues. Under this accounting policy, EHR incentive payments were recognized as revenues when attestation that the EHR meaningful use criteria for the required period of time was demonstrated and were recognized ratably over the relevant cost report period to determine the amount of reimbursement.
During the quarter ended December 31, 2011, the Company concluded that it should have applied the contingency model to account for Medicare and Medicaid EHR incentive payments beginning in its year ended June 30, 2011. Under the contingency model, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied. For Medicaid EHR incentive payments, recognition occurs at the time meaningful use criteria are met and formal state acceptance is documented since Medicaid payments for the states in which the Company operates are based upon historical cost reports with no subsequent payment adjustment. For Medicare EHR incentive payments, recognition is deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known. As a result of the retrospective application of the contingency model, $3.1 million of Medicaid EHR incentives was reclassified from revenues to other income and previously reported net income attributable to the Company's stockholders was reduced by $2.5 million for the quarter ended September 30, 2011.
The Company recognized approximately $11.3 million of other income related to Medicare and Medicaid EHR incentives during the three months ended September 30, 2012 under the contingency model. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. As of June 30, 2012 and September 30, 2012, the Company had recognized approximately $2.7 million and $2.6 million in Medicaid EHR receivables, respectively, on its condensed consolidated balance sheets. In addition, as of June 30, 2012 and September 30, 2012, the Company had recognized $4.3 million and $4.1 million in Medicare EHR deferred revenues, respectively, on its condensed consolidated balance sheets.
4. FAIR VALUE MEASUREMENTS
The Company’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. The following table presents information about the assets that are measured at fair value on a recurring basis as of September 30, 2012 (in millions).

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
United States short-term treasury bills	$20.9	$—	$20.9	$—
Cash and cash equivalents	3.3	3.3	—	—
Corporate bonds	13.3	—	13.3	—
Common stock — domestic	10.7	0.1	10.6	—
Common stock — international	8.4	8.1	0.3	—
Preferred stock — international	0.2	0.2	—	—
Investments in securities	$56.8	$11.7	$45.1	$—
Investments in securities
As of September 30, 2012, the Company held $56.8 million in total available-for-sale investments in debt and equity securities, which are included in investments in securities on the condensed consolidated balance sheets. Investments in corporate bonds, valued at approximately $13.3 million at September 30, 2012, consist of corporate bonds and other fixed income investments. The average expected maturity of the investments in corporate bonds at September 30, 2012 was 6.4 years, compared to the average scheduled maturity of 10.7 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The Company calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was approximately $53.9 million as of September 30, 2012.
The investments are classified as “available-for-sale” and recorded at fair value. The investment securities are held for the purpose of providing a funding source to pay professional liability claims covered by one of the Company's captive insurance subsidiaries.
The following table provides a reconciliation of activity for the Company's investments in securities for the three months ended September 30, 2012 (in millions).

	Fair value at June 30, 2012	Proceeds from sales	Purchases of securities	Realized loss on sales, pre tax	Change in fair value, pre tax	Fair value at September 30, 2012
Investment in securities	$51.8	$(27.1)	$30.1	$(0.2)	$2.2	$56.8
The Company determines whether an other-than-temporary decline in market value has occurred by considering the duration that, and extent to which, the fair value of the investment is below its amortized cost; the financial condition and near-term prospects of the issuer or underlying collateral of a security; and the Company's intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity and debt securities that the Company intends to sell or would be more likely than not required to sell before the expected recovery of the amortized cost basis are recognized in the statement of operations in the period in which the loss occurs. The gross unrealized gain for the securities was approximately $2.9 million ($1.8 million, net of taxes) which is included in accumulated other comprehensive loss on the condensed consolidated balance sheet at September 30, 2012.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Supplemental information regarding the Company's available-for-sale investment securities held as of September 30, 2012 is set forth in the table below (in millions).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
United States short-term treasury bills	$20.9	$—	$—	$20.9
Cash and cash equivalents	3.3	—	—	3.3
Corporate bonds	11.3	2.0	—	13.3
Common stock - domestic	9.2	1.5	—	10.7
Common stock - international	8.9	0.6	(1.1)	8.4
Preferred stock - international	0.3	—	(0.1)	0.2
	$53.9	$4.1	$(1.2)	$56.8
As of September 30, 2012, the Company's investments in securities with unrealized loss positions greater than twelve months aggregated approximately $1.1 million. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell its investments in securities in unrealized loss positions before recovery of their amortized cost bases. The Company will continue to monitor and evaluate the recoverability of the Company's investments in these securities. As of September 30, 2012, the Company concluded that other-than-temporary impairment charges were not necessary.
Financial Instruments
The carrying amounts of the Company's short-term financial instruments, including cash, cash equivalents, restricted cash, accounts receivable and accounts payable ,approximate fair value due to the short-term maturity of these items. The fair value of the Company's long-term debt, excluding capital leases and other long-term debt, was approximately $2,044.4 million, based upon stated market prices (Level 1) at September 30, 2012. The fair values of the Company's term loan facility, capital leases and other long-term debt was approximately $818.1 million, based upon quoted market prices and interest rates (Level 2) at September 30, 2012.

5. GOODWILL
The Company has a significant amount of goodwill, which is tested for impairment at least annually but also as impairment indicators become known. The Company's fiscal 2012 annual impairment analysis did not result in any impairments of its goodwill. However, the Company's Arizona hospitals experienced market challenges that negatively impacted their results of operations and cash flows during the fiscal year ended June 30, 2012 continuing through the three months ended September 30, 2012. These factors included hospital reimbursement cuts, reductions to covered lives under the state's AHCCCS program and local economic conditions that adversely impacted elective volumes for these hospitals. Based upon the implementation of certain cost reduction and revenue expansion initiatives, expected improvements in the local economic and state financial conditions and the demographic composition of this market, the Company believes future operating results and cash flows of these hospitals will improve. However, the Company will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for the Arizona hospitals.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
The following table presents summaries of items comprising other accrued expenses and current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2012 and September 30, 2012 (in millions).

	June 30, 2012	September 30, 2012
Property taxes	$23.0	$23.2
Professional and general liability and workers compensation insurance, current portion	69.7	78.5
Accrued income guarantees	4.8	4.5
Accrued capital expenditures	24.9	0.1
Market-specific contract liabilities	39.7	4.0
Other	57.8	42.0
	$219.9	$152.3
During the three months ended September 30, 2012, the Company made payments for various contract liability settlements related to one of its markets. During the three months ended September 30, 2012, the Company made payments for certain capital items that were received but not invoiced as of June 30, 2012.

7. FINANCING ARRANGEMENTS
A summary of the Company’s long-term debt as of June 30, 2012 and September 30, 2012 follows (in millions).

	June 30, 2012	September 30, 2012
8.0% Senior Unsecured Notes due 2018	$1,159.1	$1,159.8
7.750% Senior Notes due 2019	722.2	722.4
10.375% Senior Discount Notes due 2016	9.9	10.1
Term loans payable under credit facility due 2016	798.8	796.8
Capital leases and other long term debt	16.6	15.5
	2,706.6	2,704.6
Less: current maturities	(11.2)	(12.5)
	$2,695.4	$2,692.1

Redemption of 10.375% Senior Discount Notes

On January 26, 2011, the Company issued, in a private placement, senior discount notes due 2016 (the “Senior Discount Notes”) with a stated principal amount at maturity of approximately $747.2 million. The sale of the Senior Discount Notes generated approximately $444.7 million of gross proceeds. The Senior Discount Notes were not guaranteed by any of the Company’s subsidiaries.

During the three months ended September 30, 2011, the Company used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem approximately $450.0 million accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums related thereto. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed and resulted in the recognition of debt extinguishment costs of approximately $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. During the fiscal year ended June 30, 2012, subsequent to September 30, 2011, the Company redeemed an additional $6.0 million of Senior Discount Notes through privately negotiated transactions. The remaining outstanding Senior Discount Notes are not callable until February 1, 2013.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Credit Facility Debt

The Company's senior secured credit facilities include a six-year term loan facility (“2010 term loan facility”) in the amount of $815.0 million and a five-year revolving credit facility in the amount of $365.0 million (the “2010 revolving facility” and together with the 2010 term loan facility, the “2010 Credit Facilities”). The Company’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $327.2 million as of September 30, 2012.
The 2010 term loan facility bears interest at a rate equal to, at the Company’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or an alternate base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.00% as of September 30, 2012. The Company also makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until the maturity of the term debt.

Any borrowings under the 2010 revolving facility bear interest at a rate equal to, at the Company's option, LIBOR plus an applicable margin ranging from 3.25% to 3.50% per annum or an alternate base rate plus an applicable margin ranging from 2.25% to 2.50% per annum, in each case subject to the lower end of the range should the Company's leverage ratio decrease below a certain designated level. Each of LIBOR and the base rate under the 2010 term loan facility is subject to a minimum rate of interest. The Company also pays a commitment fee to the lenders under the 2010 revolving facility in respect of unutilized commitments thereunder, with that commitment fee being subject to a decrease should the Company's leverage ratio decrease below a certain designated level. The Company also pays customary letter of credit fees under the 2010 revolving facility.

8. DEFINED BENEFIT PENSION PLAN
The components of net pension plan credit for the Company’s defined benefit pension plan, a frozen plan for the benefit of certain current and previous employees in the Company's Michigan market, for the three months ended September 30, 2012 are as follows (in millions):

Interest cost on projected benefit obligation	$11.7
Expected return on assets	(15.5)
Total net pension plan credit	$(3.8)
The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive income (loss). As of June 30, 2012, the Company recognized a change in the funded status of the pension plan as a decrease in equity through accumulated other comprehensive loss of $80.6 million ($49.2 million, net of taxes) based primarily on adjustments related to an increase in its unfunded pension liability due to a decrease in the discount rate used to measure the projected benefit obligation partially offset by an increase in the fair value of plan assets.
The Company made cash contributions of $11.6 million and $32.0 million to the pension plan trust during the three months ended September 30, 2011 and 2012, respectively.
9. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2012 and September 30, 2012 are as follows (in millions).

	June 30, 2012	September 30, 2012
Unrealized holding gain on investments in securities	$0.7	$2.9
Defined benefit pension plan	(80.6)	(80.6)
Post-employment defined benefit plan	0.9	0.9
Income tax benefit	30.6	29.6
Accumulated other comprehensive loss	$(48.4)	$(47.2)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10. EARNINGS PER SHARE
The Company computes basic earnings (loss) per share using the weighted average number of common shares outstanding. The Company computes diluted earnings (loss) per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, restricted shares, restricted stock units and performance-based restricted stock units, computed using the treasury stock method. Performance-based restricted stock units are included as dilutive shares when the applicable performance measures are achieved.

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months ended September 30, 2011 and 2012 (dollars in millions, except share and per share amounts).

	Three months ended September 30,
	2011	2012
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(21.6)	$13.8
Income (loss) from discontinued operations	(0.1)	0.1
Accretion of redeemable non-controlling interest, net of taxes	—	(0.7)
	$(21.7)	$13.2
Denominator (in thousands):
Weighted average shares outstanding - basic	74,854	75,697
Effect of dilutive securities	—	3,116
Weighted average shares outstanding - diluted	74,854	78,813
Net earnings (loss) per share:
Basic earnings (loss) from continuing operations	$(0.29)	$0.18
Diluted earnings (loss) from continuing operations	$(0.29)	$0.17

For the three months ended September 30, 2011 and 2012, the Company excluded 6,644,118 and 4,327,784, respectively, of potentially dilutive stock options and other stock-based awards from the calculation of diluted earnings per share because they were anti-dilutive or performance conditions were not met. For the three months ended September 30, 2011, the excluded amount also includes dilutive securities that would have been anti-dilutive based upon the Company's operating loss recognized for the period.

11. STOCK-BASED COMPENSATION

The Company issues stock-based awards, including stock options and other stock-based awards (restricted stock units and performance-based awards) in accordance with the Company’s various Board-approved compensation plans.

In June 2011, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), which effectively replaced the 2004 Stock Incentive Plan (the "2004 Plan"), from which stock-based awards were granted prior to the Company's initial public offering. No further equity awards will be made under the 2004 Plan. The 2011 Plan allows for the issuance of 14,000,000 shares of common stock, all of which may be granted as incentive stock awards. As of September 30, 2012, there were 8,065,828 shares of common stock available for grant under the 2011 Plan. There were 1,677,081 options, 1,312,098 restricted stock units and 1,073,504 performance-based restricted stock units outstanding as of September 30, 2012 under the 2011 Plan. Stock options issued under the 2011 Plan vest and become exercisable ratably over three years, while the time-based restricted stock and performance units vest ratably over four years. The 1,530,139 restricted shares outstanding at June 30, 2012 vested during the three months ended September 30, 2012.

The actual number of performance units earned may be increased or decreased based upon the Company's financial performance for the fiscal year during which the awards were granted. The Company recognized estimated expense in the three months ended September 30, 2012 for the performance-based awards based upon the Company achieving 100% of its targeted financial performance metrics for fiscal 2013.
During the three months ended September 30, 2011 and 2012, the Company incurred stock-based compensation expense of $0.7 million and $2.2 million, respectively, under its stock incentive plans. Compensation cost related to stock-based awards

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

will be adjusted for future changes in estimated forfeitures and actual results of performance measures.

12. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Three months ended September 30,
	2011	2012
Current:
Federal	$0.3	$1.2
State	0.6	0.8
Total current	0.9	2.0
Deferred:
Federal	(16.9)	5.1
State	0.7	—
Total deferred	(16.2)	5.1
Change in valuation allowance	0.1	(2.2)
Total income tax expense (benefit)	$(15.2)	$4.9

Income tax expense for the three months ended September 30, 2012 includes the impact of releasing a $2.2 million valuation allowance for unitary state net operating loss carryforwards.
The Company assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that the Company considered include:

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
During the three months ended September 30, 2012, management concluded that it was more likely than not that certain unitary state net operating loss deferred tax assets were realizable. Management based this determination on the Company having cumulative pre-tax income in recent years exclusive of nonrecurring expenses associated with its initial public offering as well as forecasted income in the net operating loss carryforward period. The Company continues to maintain valuation allowances on state net operating losses in states without cumulative pre-tax income and in states where net operating loss deductions have been suspended due to uncertainty surrounding its ability to utilize the net operating losses during the prescribed carryforward periods.
As of September 30, 2012, the Company had generated net operating loss carryforwards for federal income tax and state income tax purposes of approximately $3.4 million and $505.0 million, respectively. The federal and state net operating loss carryforwards expire from 2020 to 2029 and 2013 to 2031, respectively. Approximately $1.3 million of these net operating losses are subject to annual limitations for federal purposes. These limitations are not expected to significantly affect the Company’s ability to ultimately recognize the benefit of these net operating losses in future years.
The Company’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

13. SEGMENT INFORMATION
The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans, including Chicago Health Systems, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; Phoenix Health Plan, a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona; and Valley Baptist Insurance Company, which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following tables provide unaudited condensed financial information by operating segment for the three months ended September 30, 2011 and 2012, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended September 30, 2011
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,225.3	$—	$—	$1,225.3
Premium revenues	—	211.0	—	211.0
Inter-segment revenues	8.6	—	(8.6)	—
Total revenues	1,233.9	211.0	(8.6)	1,436.3

Salaries and benefits (excludes stock compensation)	655.2	9.1	—	664.3
Health plan claims expense (1)	—	164.7	—	164.7
Supplies	213.6	—	—	213.6
Other operating expenses-external	267.4	10.7	—	278.1
Operating expenses-intersegment	—	8.6	(8.6)	—
Medicare and Medicaid EHR incentives	(3.1)	—	—	(3.1)
Segment EBITDA (2)	100.8	17.9	—	118.7
Less:
Interest, net	46.1	(0.3)	—	45.8
Depreciation and amortization	61.4	1.2	—	62.6
Equity method income	(0.1)	—	—	(0.1)
Stock compensation	0.7	—	—	0.7
Gain on disposal of assets	(1.2)	—	—	(1.2)
Acquisition related expenses	12.2	—	—	12.2
Debt extinguishment costs	38.9	—	—	38.9
Impairment and restructuring charges	(0.1)	—	—	(0.1)
Pension credits	(1.0)	—	—	(1.0)
Income (loss) from continuing operations before income taxes	$(56.1)	$17.0	$—	$(39.1)
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended September 30, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,294.3	$—	$—	$1,294.3
Premium revenues	—	176.4	—	176.4
Inter-segment revenues	10.2	—	(10.2)	—
Total revenues	1,304.5	176.4	(10.2)	1,470.7

Salaries and benefits (excludes stock compensation)	669.1	8.9	—	678.0
Health plan claims expense (1)	—	134.3	—	134.3
Supplies	226.1	—	—	226.1
Other operating expenses-external	299.2	11.2	—	310.4
Operating expenses-intersegment	—	10.2	(10.2)	—
Medicare and Medicaid EHR incentives	(11.3)	—	—	(11.3)
Segment EBITDA (2)	121.4	11.8	—	133.2
Less:
Interest, net	51.3	(0.5)	—	50.8
Depreciation and amortization	64.6	1.0	—	65.6
Equity method income	(0.6)	—	—	(0.6)
Stock compensation	2.2	—	—	2.2
Gain on disposal of assets	(0.9)	—	—	(0.9)
Realized losses on investments	0.2	—	—	0.2
Pension credits	(3.8)	—	—	(3.8)
Income from continuing operations before income taxes	$8.4	$11.3	$—	$19.7
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

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

14. CONTINGENCIES AND HEALTH CARE REGULATION
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
Capital Expenditure Commitments
As part of its acquisition of The Detroit Medical Center ("DMC"), effective January 1, 2011, the Company committed to spend a total of $850.0 million over a five-year period, $500.0 million of which related to a specific list of expansion projects. As of September 30, 2012, the Company had spent approximately $195.9 million related to this commitment, including approximately $97.1 million related to the specific project list. Under the terms of the DMC acquisition agreement, the Company was required to spend at least $80.0 million related to the specific list of expansion projects through December 31, 2011. Since this commitment was not met, the Company deposited $41.8 million of cash into an escrow account restricted for the purpose of funding capital expenditures related to the specific project list in February 2012. As of September 30, 2012, the Company has been reimbursed the full $41.8 million from the escrow account resulting from capital expenditures made subsequent to December 2011. In addition, as of September 30, 2012, the Company has spent approximately $17.1 million related to calendar year 2012 commitments and will escrow any shortfall of spending through December 31, 2012 against the $80.0 million commitment by February 2013. As of September 30, 2012, the Company estimated its remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $145.0 million.
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
Due to changes in claims development related to prior fiscal years, the Company reduced its professional and general liability reserve by $1.2 million ($0.7 million, or $0.01 per diluted share, net of taxes) for the three months ended September 30, 2011 and increased its professional and general liability reserve by $6.2 million ($3.8 million, or $0.05 per diluted share, net of taxes) for the three months ended September 30, 2012.
Similarly, the Company decreased its workers compensation reserve related to prior fiscal years by $0.5 million ($0.3 million, or $0.01 per diluted share, net of taxes) and $2.2 million ($1.3 million, or $0.02 per diluted share, net of taxes) during the three months ended September 30, 2011 and 2012, respectively.
Additional adjustments to prior fiscal year estimates for professional and general liability or workers compensation claims may be necessary in future periods as the Company’s reporting history and loss portfolio matures.

Governmental Regulation

ICD Matter

In September 2010 the Company received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the U.S. Department of Justice ("DOJ") Civil Division, stating that, among other things, (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantable cardioverter defibrillators ("ICDs") which were not medically indicated and/or otherwise violated Medicare payment policy; (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present; (3) the relevant CMS National Coverage Determination excludes Medicare coverage for ICDs implanted for primary prevention in patients who have had an acute myocardial infarction within the past 40 days or an angioplasty or bypass surgery within the past three months; (4) the DOJ’s initial analysis of claims submitted to Medicare indicates that many of the Company's hospitals may have submitted claims for ICDs and related services that were excluded from coverage; (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

patient charts and other documents, along with statements under oath; and (6) the Company and its hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter, the Company immediately took steps to retain and preserve all of the Company's information and that of its hospitals related to ICDs.
Published sources report that earlier in 2010 the DOJ served subpoenas on a number of hospitals and health systems for this same ICD Medicare billing issue, but that the DOJ appears later in 2010 to have changed its approach, in that hospitals and health systems have since September 2010 received letters regarding ICDs substantially in the form of the letter that the Company received, rather than subpoenas. DMC received its letter from the DOJ in respect of ICDs in December 2010. The Company understands that the DOJ is investigating hundreds of other hospitals, in addition to its hospitals, for ICD billings, as part of a national enforcement initiative.

The Company has entered into tolling agreements with the DOJ. In addition, the DOJ has advised us that the investigation covers implantations after October 1, 2003, has identified the cases that are the subject of the DOJ’s investigation, and has requested that the Company review the identified cases. The Company understands that the DOJ has made similar requests for self-reviews of the other health systems and hospitals under investigation. The DOJ has issued a set of auditing instructions to all the hospitals being investigated along with a request that the hospitals self-audit the cases previously identified in accordance with those instructions. The Company has engaged outside medical experts to conduct the audit in accordance with the criteria established by the DOJ and understands that the DOJ intends to pursue settlement negotiations based on the results of the audit.
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

Antitrust Lawsuits

On June 20, 2006, a federal antitrust class action suit was filed in San Antonio, Texas against the Company's Baptist Health System subsidiary in San Antonio, Texas and two other large hospital systems in San Antonio. In the complaint, plaintiffs allege that the three hospital system defendants conspired with each other and with other unidentified San Antonio area hospitals to depress the compensation levels of registered nurses employed at the conspiring hospitals within the San Antonio area by engaging in certain activities that violated the federal antitrust laws. The complaint alleges two separate claims. The first count asserts that the defendant hospitals violated Section 1 of the federal Sherman Act, which prohibits agreements that unreasonably restrain competition, by conspiring to depress nurses' compensation. The second count alleges that the defendant hospital systems also violated Section 1 of the Sherman Act by participating in wage, salary and benefits surveys for the purpose, and having the effect, of depressing registered nurses' compensation or limiting competition for nurses based on their compensation. The class on whose behalf the plaintiffs filed the complaint is alleged to comprise all registered nurses

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

employed by the defendant hospitals since June 20, 2002. The suit seeks unspecified damages, trebling of this damage amount pursuant to federal law, interest, costs and attorneys' fees. From 2006 through April 2008, the Company and the plaintiffs worked on producing documents to each other relating to, and supplying legal briefs to the court in respect of, solely the issue of whether the court will certify a class in this suit, the court having bifurcated the class and merit issues. In April 2008, the case was stayed by the judge pending his ruling on plaintiffs' motion for class certification. The Company believes that the allegations contained within this putative class action suit are without merit, and the Company has vigorously worked to defeat class certification. If a class is certified, the Company will continue to defend vigorously against the litigation.

On the same date in 2006 that this suit was filed against the Company in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by the Company). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, one of which was DMC. Since representatives of the Service Employees International Union (“SEIU”) joined plaintiffs' attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, the Company believes that SEIU's involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio and Detroit. The registered nurses in the Company's hospitals in San Antonio and Detroit are currently not members of any union. In the suit in Detroit against DMC, the court did not bifurcate class and merits issues. On March 22,
2012, the judge issued an opinion and order granting in part and denying in part the defendants' motions for summary judgment. The defendants' motions were granted as to the count of the complaint alleging wage fixing by defendants, but were denied as to the count alleging that the defendants' sharing of wage information allegedly resulted in the suppression of nurse wages. The opinion, however, did not address plaintiffs' motion for class certification and did not address defendants' challenge to the opinion of plaintiffs' expert, but specifically reserved ruling on those matters for a later date.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
The Company has executed severance protection agreements (“severance agreements”) between the Company and each of its other officers who do not have employment agreements. The severance agreements are automatically extended for successive one year terms at the discretion of the Company unless a change in control occurs, as defined in the severance agreement, at which time the severance agreement continues in effect for a period of not less than three years beyond the date of such event. The Company may be obligated to pay severance payments as set forth in the severance agreements in the event of a change in control and the termination of the executive’s employment with the Company.
Guarantees
As part of its contract with the Arizona Health Care Cost Containment System, one of the Company’s health plans, Phoenix Health Plan ("PHP"), is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of September 30, 2012, the Company maintained this performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers. The Company also has a surety bond for its Michigan Pioneer ACO in the amount of $3.0 million as part of the requirements set forth by CMS. The Company also holds other miscellaneous surety bonds for various corporate needs.

Redeemable Noncontrolling Interest

In September 2011, the Company obtained a 51% controlling interest in a partnership that holds the assets acquired and liabilities assumed in the purchase of Valley Baptist Health System. The remaining 49% non-controlling interest was granted to the former owner of Valley Baptist Health System (the “seller”) as purchase consideration. The partnership operating agreement includes an option by which the seller may put its 49% non-controlling interest back to the Company upon either the third or fifth anniversary of the transaction date. The redemption value is calculated based upon the operating results and the debt of the partnership, but is subject to a floor value. The Company also has the option to call a stated percentage of the seller's non-controlling interest in the event the seller does not exercise its put option on either of the anniversary dates.
The Company's redeemable noncontrolling interest ("RNCI") resulted from this put option. The carrying value of the redeemable non-controlling interest has been determined based upon the discounted expected redemption value as of September 30, 2012. For each reporting period through the third anniversary of the acquisition, the Company accretes the carrying value of RNCI up to the expected redemption value as of September 1, 2014. If the minority partner exercises this option, the Company may purchase the non-controlling interest with cash or by issuing stock. If the option is exercised, it is the Company’s intent to settle the purchase in cash. If the option were to be settled in shares, approximately 6,056,000 shares of the Company’s common stock would be required to be issued based upon the closing price of the Company’s common stock on September 28, 2012.
15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the 8.0% Senior Unsecured Notes due 2018 and the 7.750% Senior Notes due 2019. Certain of the Company’s other consolidated wholly-owned and non-wholly-owned entities do not guarantee these notes in conformity with the provisions of the indentures governing those notes, and do not guarantee the 2010 Credit Facilities in conformity with the provisions thereof. The accompanying consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Company as of June 30, 2012 and September 30, 2012 and for the three months ended September 30, 2011 and September 30, 2012 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
September 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$216.9	$113.3	$—	$330.2
Restricted cash	—	—	—	2.2	1.7	—	3.9
Accounts receivable, net	—	—	—	556.5	115.9	—	672.4
Inventories	—	—	—	86.0	10.8	—	96.8
Prepaid expenses and other current assets	—	—	—	247.7	56.9	—	304.6
Total current assets	—	—	—	1,109.3	298.6	—	1,407.9
Property, plant and equipment, net	—	—	—	1,805.6	301.1	—	2,106.7
Goodwill	—	—	—	668.1	100.3	—	768.4
Intangible assets, net	—	47.0	0.3	28.4	11.8	—	87.5
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	56.8	—	—	56.8
Other assets	—	—	—	0.4	163.7	—	164.1
Total assets	$608.8	$47.0	$0.3	$3,668.6	$875.5	$(608.8)	$4,591.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$284.6	$58.6	$—	$343.2
Accrued expenses and other current liabilities	0.1	35.8	—	324.1	110.9	—	470.9
Current maturities of long-term debt	—	8.2	—	1.9	2.4	—	12.5
Total current liabilities	0.1	44.0	—	610.6	171.9	—	826.6
Other liabilities	—	—	—	553.6	145.7	—	699.3
Long-term debt, less current maturities	—	2,670.9	10.1	4.0	7.1	—	2,692.1
Intercompany	289.5	(1,586.3)	66.8	1,424.6	182.3	(376.9)	—
Redeemable non-controlling interests	—	—	—	—	54.2	—	54.2
Total equity (deficit)	319.2	(1,081.6)	(76.6)	1,075.8	314.3	(231.9)	319.2
Total liabilities and equity	$608.8	$47.0	$0.3	$3,668.6	$875.5	$(608.8)	$4,591.4

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,156.7	$76.0	$(7.4)	$1,225.3
Premium revenues	—	—	—	14.6	200.2	(3.8)	211.0
Total revenues	—	—	—	1,171.3	276.2	(11.2)	1,436.3

Salaries and benefits	0.7	—	—	624.2	40.1	—	665.0
Health plan claims expense	—	—	—	10.5	161.6	(7.4)	164.7
Supplies	—	—	—	200.8	12.8	—	213.6
Purchased services	—	—	—	114.8	12.2	—	127.0
Rents and leases	—	—	—	16.0	2.0	—	18.0
Other operating expenses	0.1	—	—	119.3	17.5	(3.8)	133.1
Medicare and Medicaid EHR incentives	—	—	—	(3.1)	—	—	(3.1)
Depreciation and amortization	—	—	—	57.2	5.4	—	62.6
Interest, net	—	36.1	10.1	(2.8)	2.4	—	45.8
Acquisition related expenses	—	—	—	7.8	4.4	—	12.2
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Management fees	—	—	—	(6.2)	6.2	—	—
Other	—	—	—	(2.5)	0.1	—	(2.4)
Income (loss) from continuing operations before income taxes	(0.8)	(36.1)	(49.0)	35.3	11.5	—	(39.1)
Income tax benefit (expense)	15.2	—	—	—	(5.4)	5.4	15.2
Equity in earnings of subsidiaries	(36.1)	—	—	—	—	36.1	—
Income (loss) from continuing operations	(21.7)	(36.1)	(49.0)	35.3	6.1	41.5	(23.9)
Loss from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)
Net income (loss)	(21.7)	(36.1)	(49.0)	35.2	6.1	41.5	(24.0)
Net loss attributable to non-controlling interests	—	—	—	—	2.3	—	2.3
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(21.7)	$(36.1)	$(49.0)	$35.2	$8.4	$41.5	$(21.7)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended September 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,092.8	$208.5	$(7.0)	$1,294.3
Premium revenues	—	—	—	14.6	161.8	—	176.4
Total revenues	—	—	—	1,107.4	370.3	(7.0)	1,470.7

Salaries and benefits	2.2	—	—	537.0	141.0	—	680.2
Health plan claims expense	—	—	—	7.9	133.4	(7.0)	134.3
Supplies	—	—	—	201.6	24.5		226.1
Purchased services	—	—	—	115.2	32.0	—	147.2
Rents and leases	—	—	—	14.2	4.8	—	19.0
Other operating expenses	0.1	—	—	118.2	25.9	—	144.2
Medicare and Medicaid EHR incentives	—	—	—	(6.0)	(5.3)	—	(11.3)
Depreciation and amortization	—	—	—	55.2	10.4	—	65.6
Interest, net	—	51.4	0.3	(8.1)	7.2	—	50.8
Management fees	—	—	—	(3.3)	3.3	—	—
Other	—	—	—	(5.0)	(0.1)	—	(5.1)
Income (loss) from continuing operations before income taxes	(2.3)	(51.4)	(0.3)	80.5	(6.8)	—	19.7
Income tax benefit (expense)	(4.9)	—	—	—	(3.0)	3.0	(4.9)
Equity in earnings of subsidiaries	21.1	—	—	—	—	(21.1)	—
Income (loss) from continuing operations	13.9	(51.4)	(0.3)	80.5	(9.8)	(18.1)	14.8
Loss from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1
Net income (loss)	13.9	(51.4)	(0.3)	80.6	(9.8)	(18.1)	14.9
Net income (loss) attributable to non-controlling interests	—	—	—	—	(1.0)	—	(1.0)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$13.9	$(51.4)	$(0.3)	$80.6	$(10.8)	$(18.1)	$13.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(in millions)
Net income (loss)	$(21.7)	$(36.1)	$(49.0)	$35.2	$6.1	$41.5	$(24.0)
Other comprehensive income (loss):
Change in unrealized holding gains on investments in securities	—	—	—	—	(3.2)	—	(3.2)
Other comprehensive income (loss) before taxes	—	—	—	—	(3.2)	—	(3.2)
Change in income tax (expense) benefit	—	—	—	—	1.4	—	1.4
Other comprehensive income (loss), net of taxes	—	—	—	—	(1.8)	—	(1.8)
Comprehensive income (loss)	(21.7)	(36.1)	(49.0)	35.2	4.3	41.5	(25.8)
Net loss attributable to non-controlling interests	—	—	—	—	2.3	—	2.3
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(21.7)	$(36.1)	$(49.0)	$35.2	$6.6	$41.5	$(23.5)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(in millions)
Net income (loss)	$13.9	$(51.4)	$(0.3)	$80.6	$(9.8)	$(18.1)	$14.9
Other comprehensive income (loss):
Change in unrealized holding gains on investments in securities	—	—	—	—	2.2	—	2.2
Other comprehensive income (loss) before taxes	—	—	—	—	2.2	—	2.2
Change in income tax (expense) benefit	—	—	—	—	(1.0)	—	(1.0)
Other comprehensive income (loss), net of taxes	—	—	—	—	1.2	—	1.2
Comprehensive income (loss)	13.9	(51.4)	(0.3)	80.6	(8.6)	(18.1)	16.1
Net income attributable to non-controlling interests	—	—	—	—	(1.0)	—	(1.0)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$13.9	$(51.4)	$(0.3)	$80.6	$(9.6)	$(18.1)	$15.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(21.7)	$(36.1)	$(49.0)	$35.2	$6.1	$41.5	$(24.0)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1
Depreciation and amortization	—	—	—	57.2	5.4	—	62.6
Amortization of loan costs	—	1.6	—	—	—	—	1.6
Accretion of principal on notes	—	0.7	3.4	—	—	—	4.1
Acquisition related expenses	—	—	—	7.8	4.4	—	12.2
Stock compensation	0.7	—	—	—	—	—	0.7
Deferred income taxes	(16.1)	—	—	—	—	—	(16.1)
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Other	—	—	—	(1.3)	—	—	(1.3)
Changes in operating assets and liabilities net of the effect of acquisitions	37.1	(23.9)	4.5	(136.4)	4.2	(52.0)	(166.5)
Net cash provided by (used in) operating activities — continuing operations	—	(57.7)	(2.2)	(37.4)	20.1	(10.5)	(87.7)
Net cash used in operating activities — discontinued operations	—	—	—	(0.1)	—	—	(0.1)
Net cash provided by (used in) operating activities	—	(57.7)	(2.2)	(37.5)	20.1	(10.5)	(87.8)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2011
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(211.0)	$0.9	$—	$(210.1)
Capital expenditures	—	—	—	(62.2)	(1.2)	—	(63.4)
Net proceeds from sales of investments in securities	—	—	—	1.7	—	—	1.7
Other investing activities	—	—	—	2.2	—	—	2.2
Net cash used in investing activities	—	—	—	(269.3)	(0.3)	—	(269.6)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(8.2)	(445.8)	(2.4)	(0.1)	—	(456.5)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payment of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Cash provided by (used in) intercompany activity	(60.4)	65.9	475.6	(180.0)	(310.4)	9.3	—
Other financing activities	(0.2)	—	—	—	(2.0)	1.2	(1.0)
Net cash provided by (used in) financing activities	—	57.7	2.2	(182.4)	(312.5)	10.5	(424.5)
Net increase (decrease) in cash and cash equivalents	—	—	—	(489.2)	(292.7)	—	(781.9)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6
Cash and cash equivalents, end of period	$—	$—	$—	$154.9	$(0.2)	$—	$154.7

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$13.9	$(51.4)	$(0.3)	$80.6	$(9.8)	$(18.1)	$14.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)
Depreciation and amortization	—	—	—	55.2	10.4	—	65.6
Amortization of loan costs	—	2.2	—	—	—	—	2.2
Accretion of principal on senior discount notes	—	0.9	0.2	—	—	—	1.1
Stock compensation	2.2	—	—	—	—	—	2.2
Deferred income taxes	2.9	—	—	—	—	—	2.9
Other	—	—	—	(0.7)	—	—	(0.7)
Changes in operating assets and liabilities, net of effects of acquisitions	(19.0)	(37.4)	—	22.2	(131.5)	21.1	(144.6)
Net cash provided by (used in) operating activities — continuing operations	—	(85.7)	(0.1)	157.2	(130.9)	3.0	(56.5)
Net cash used in operating activities — discontinued operations	—	—	—	0.1	—	—	0.1
Net cash provided by (used in) operating activities	—	(85.7)	(0.1)	157.3	(130.9)	3.0	(56.4)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the three months ended September 30, 2012
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(0.5)	$—	$—	$(0.5)
Capital expenditures	—	—	—	(80.0)	(2.7)	—	(82.7)
Net proceeds from sales of investments in securities	—	—	—	—	(3.0)	—	(3.0)
Net reimbursements from restricted cash and escrow fund	—	—	—	18.8	—	—	18.8
Other investing activities	—	—	—	1.6	—	—	1.6
Net cash used in investing activities	—	—	—	(60.1)	(5.7)	—	(65.8)

Financing activities:
Payments of long-term debt and capital lease obligations	—	—	—	(2.4)	(0.7)	—	(3.1)
Payments of debt issuance costs	—	(0.2)	—	—	—	—	(0.2)
Other financing activities	(0.2)	—	—	—	0.4	—	0.2
Cash provided by (used in) intercompany activity	0.2	85.9	0.1	(183.7)	100.5	(3.0)	—
Net cash provided by (used in) financing activities	—	85.7	0.1	(186.1)	100.2	(3.0)	(3.1)
Net decrease in cash and cash equivalents	—	—	—	(88.9)	(36.4)	—	(125.3)
Cash and cash equivalents, beginning of period	—	—	—	305.8	149.7	—	455.5
Cash and cash equivalents, end of period	$—	$—	$—	$216.9	$113.3	$—	$330.2

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
These factors, risks and uncertainties include, among others, the following:

•	our high degree of leverage and interest rate risk;

•	our ability to incur substantially more debt;

•	operating and financial restrictions in our debt agreements;

•	our ability to generate cash necessary to service our debt;

•	weakened economic conditions and volatile capital markets;

•	potential liability related to disclosures of relationships between physicians and our hospitals;

•	potential adverse impact of pre-payment and post-payment claims reviews by governmental agencies;

•	our ability to grow our business and successfully implement our business strategies, including growing our ambulatory care services platform;

•	our ability to successfully integrate hospitals or ambulatory care facilities acquired in the future or to recognize expected synergies from such acquisitions;

•	potential acquisitions could be costly, unsuccessful or subject us to unexpected liabilities;

•	conflicts of interest that may arise as a result of our control by a small number of stockholders;

•	the highly competitive nature of the health care industry;

•	the geographic concentration of our operations;

•	the impact of a natural disaster or other catastrophic event in one of our geographic markets and our ability to recover from such disaster or event;

•
governmental regulation of the health care industry, including Medicare and Medicaid reimbursement levels in general and with respect to the impact of the Budget Control Act of 2011 and other future deficit reduction plans;

•
a reduction or elimination of supplemental Medicare and Medicaid payments on which we depend, including disproportionate share payments, indirect medical education/graduate medical education payments, upper payment limit programs and other similar payments;

•	pressures to contain costs by managed care organizations and other insurers and our ability to negotiate acceptable terms with these third party payers;

•	our ability to attract and retain qualified management and health care professionals, including physicians and nurses;

•
the currently unknown effect on us of the major federal health care reforms enacted by Congress in March 2010, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or other potential additional federal or state health care reforms, including that states may opt out of the Medicaid expansion;

•	potential adverse impact of known and unknown governmental investigations and audits;

•	increased compliance costs from further government regulation of health care and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations;

•	our failure to adequately enhance our facilities with technologically advanced equipment;

•	the availability of capital to fund our corporate growth strategy and improvements to our existing facilities;

•	potential lawsuits or other claims asserted against us;

•	our ability to maintain or increase patient membership and control costs of our managed health care plans;

•	failure of the Arizona Health Care Cost Containment System (“AHCCCS”) to renew its contract with, or award future contracts to, Phoenix Health Plan ("PHP");

•	PHP’s ability to comply with the terms of its contract with AHCCCS;

•	our inability to accurately estimate and manage health plan claims expense within our health plans;

•	our inability to accurately estimate and manage employee medical benefits expense within our health plans;

•	reductions in the enrollment of our health plans;

•	changes in general economic conditions nationally and regionally in our markets;

•	our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts;

•	dependence on our senior management team and local management personnel;

•	volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims;

•
our ability to achieve operating and financial targets and to maintain and increase patient volumes and control the costs of providing services, including salaries and benefits, supplies and other operating expenses;

•	technological and pharmaceutical improvements that increase the cost of providing, or reduce the demand for, health care services and shift demand for inpatient services to outpatient settings;

•	a failure of our information systems;

•	delays in receiving payments for services provided, especially from governmental payers;

•	changes in revenue mix, including changes in Medicaid eligibility criteria and potential declines in the population covered under managed care agreements;

•	costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002;

•	material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market value of our reporting units;

•	cash payments that may be necessary to fund an underfunded defined benefit pension plan of The Detroit Medical Center;

•	volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth;

•	our reliance on payments from our subsidiaries, which may be restricted by our credit agreement and the indentures governing our senior notes;

•	changes in accounting practices; and

•	our ability to demonstrate meaningful use of certified electronic health record technology and to receive the related Medicare or Medicaid incentive payments.
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

Executive Overview

Our mission is to help people in the communities we serve achieve health for life by delivering a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving quality of care, transforming the delivery of care to a fee-for-value basis, expanding services and strengthening the financial performance of our existing operations, and selectively developing or acquiring other health care businesses where we see an opportunity to improve operating performance and expand our mission. We believe this business strategy provides a framework for long-term success in an industry that is undergoing significant change; however, we expect to continue to experience operating challenges in the short-term until the general economy improves and our initiatives are fully implemented.
As of September 30, 2012, we owned and operated 28 hospitals with a total of 7,064 licensed beds and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. As of September 30, 2012, we also owned four health plans with approximately 235,800 members.

During the three months ended September 30, 2012, our revenue growth was impacted by ongoing challenges including less demand for elective services, some of which related to a weak general economy, and a shift from services provided to Medicare and managed care enrollees to uninsured patients. We believe these challenges will not subside significantly in the near future. Health plan premium revenues decreased 16.4% during the three months ended September 30, 2012 compared to the prior year quarter due to capitation rate decreases at PHP implemented by Arizona’s Medicaid plan and changes in eligibility qualification for certain categories of patients that went into effect on October 1, 2011. PHP was able to make adjustments to Medicaid reimbursement rates to health care providers resulting in decreased claims expense to offset a portion of the revenue decrease. We have been able to reduce certain costs to mitigate the impact of the limited revenue growth, but we are not certain these cost reduction measures will be sustainable if economic weakness persists during fiscal 2013 and beyond.

Operating Environment
We believe that the operating environment for hospital operators continues to evolve, which presents both challenges and opportunities for us. In order to remain competitive in the markets we serve, we must transform our operating strategies to not only accommodate changing environmental factors but to make them operating advantages for us relative to our peers. These factors will require focus on the expansion of ambulatory and population health services, the quality of care we provide, and reducing our costs in response to governmental regulation and changes in our payer mix as further outlined below.
Expansion of ambulatory and population health services

As we attempt to remain flexible and competitive in a dynamic health care environment, we have added focus and resources to our ambulatory care endeavors. As of September 30, 2012, we employed approximately 700 non-resident physicians and will continue to recruit primary care and specialty physicians and physician groups to the communities that we serve as market-specific needs warrant. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. During the three months ended September 30, 2012, we entered into a joint venture arrangement with a leading national physician practice management company to add efficiencies to these practices and help prepare us for the transition to fee-for-value reimbursement. We have also established Physician Leadership Councils, comprised of physicians focused on driving clinical and operational performance, at most of our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals. We believe our hospitalist employment strategy is a key element in coordination of patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.

We also continue to pursue the expansion of certain strategic health risk products, through either acquisition or partnership opportunities, to leverage the skill sets we have within our existing health plans. Further, in our existing markets, we are pursuing the acquisition or development of ambulatory care facilities, such as ambulatory surgery centers, home health agencies, cancer centers and imaging centers, in an attempt to create a more comprehensive network of health care services. Management believes that the added focus on ambulatory care, together with the addition of new risk-based initiatives, will enable us to take advantage of future opportunities in a fee-for-value era.

Implementation of our Clinical Quality Initiatives

Quality of care will have a greater impact on governmental reimbursement in the future. We have implemented many clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of reportable CMS quality indicators, rapid response teams, continued focus on work flow efficiency and process improvement, establishing clinical standards of care across key system service lines, improving transition of care to reduce hospital readmissions and aligning hospital management incentive compensation with quality performance indicators.
Governmental Regulation
Health Reform Law. The provisions included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the "Health Reform Law"), enacted in March 2010, provide for, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health insurance exchanges ("Exchanges") and expanded Medicaid programs; reductions in future Medicare reimbursement, including market basket and disproportionate share payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and Exchange insurance plans. The Health Reform Law is also under considerable scrutiny from Congress, and the states are moving at different speeds to implement portions of the Health Reform Law left to their discretion. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we hope to transform our delivery of care to adapt to the changes from the Health Reform Law that will be implemented during the next several years.

Budget Control Act. On August 2, 2011, Congress enacted the Budget Control Act of 2011. This law increased the nation's borrowing authority while taking steps to reduce federal spending and the deficit. The deficit reduction component is being implemented in two phases. In the first phase, the law imposes caps that reduce discretionary (non-entitlement) spending by more than $900 billion over ten years, beginning in federal fiscal year ("FFY") 2012. Under a second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the board spending reductions must be implemented over ten years beginning in February 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and Children's Health Insurance Programs ("CHIP")), are exempt from these automatic spending reductions, and Medicare expenditures cannot be reduced by more than two percent. If sequestration goes into effect and these reductions are implemented, Medicare payments to hospitals and payments for other services could be reduced. Congress may take additional action in the remaining months of 2012 or early 2013 to further reduce federal spending and the deficit to avoid sequestration being triggered. If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could be substantially reduced.

Accountable Care Organizations. The Health Reform Law requires the establishment of Medicare shared savings plans ("MSSPs") that promote accountability and coordination of care through the creation of Accountable Care Organizations ("ACOs"). MSSP ACOs receive payment from Medicare on a fee-for-service basis and may receive additional “shared savings” payments or be at-risk for the payment to CMS of “shared losses” based on an increase or decrease in annual fee-for-service payments to the ACO. CMS estimates that approximately 50-270 organizations will enter into ACO agreements with an estimated aggregate median impact of $1.31 billion in bonus payments to ACOs for calendar years 2012-2015. In addition to the MSSP ACO model, CMS developed the “Pioneer ACO” model. The Pioneer ACO model generally requires compliance with the MSSP ACO program rules in the final regulations, but differs from the finalized MSSP ACO model in several ways, including, but not limited to, higher levels of sharing and risk, opportunity for population-based payments, requirements for outcomes-based payment contracting with other payers and a higher number of assigned beneficiaries.

We were approved to become a Pioneer ACO effective January 1, 2012 in our Michigan market. We have also been awarded 2013 MSSP ACOs in Illinois and Texas. We expect to continue to explore opportunities to develop or enhance ACOs in our markets.

Medicare and Medicaid EHR Incentive Payments. The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. During the three months ended September 30, 2011 and 2012, our pre-tax income was positively impacted by $3.1 million and $11.3 million, respectively, related to combined Medicare and Medicaid EHR incentives recognized. We believe that the operational benefits of EHR technology, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business.
Payer Mix Shifts

During the three months ended September 30, 2012 compared to the prior year quarter, we provided more health care services to patients who were uninsured and provided fewer health care services to patients who had insurance coverage. Much of this shift resulted from general economic weakness in the markets we serve and Medicaid eligibility reductions in Arizona. For those with insurance coverage, we have experienced a shift during the past two years from managed care coverage to Medicaid or managed Medicaid coverage. A portion of this shift also resulted from our acquisition of The Detroit Medical Center ("DMC"), which provides a greater percentage of services to Medicaid patients than our other facilities. We are uncertain how long the economic weakness will continue, but believe that conditions will not improve significantly during our 2013 fiscal year.
Cost pressures

In order to demonstrate a highly reliable environment of care, we must hire and retain nurses who share our ideals and beliefs and who have access to the training necessary to implement our clinical quality initiatives. While the national nursing shortage has abated somewhat during the past two years as a result of general economic weakness, the nursing workforce remains volatile. As a result, we expect continuing pressures on nursing salaries and benefits costs. These pressures include higher than normal base wage increases, demands for flexible working hours and other increased benefits, and higher nurse to patient ratios necessary to improve quality of care. We have begun multiple initiatives to stabilize our nursing workforce, including a nurse leadership professional practice model and employee engagement strategies. Inflationary pressures and technological advancements continue to drive supply costs higher. We have implemented multiple supply chain initiatives, including consolidation into a single group purchasing organization effective January 1, 2013, establishment of value analysis teams, stricter adherence to pharmacy formularies and coordination of care efforts with physicians to reduce physician preference items.

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
We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and

•	individual patients.

The following table sets forth the percentages of net patient revenues by payer for the three months ended September 30, 2011 and 2012.

	Three months ended September 30,
	2011	2012
Medicare	26.6%	27.5%
Medicaid	14.7%	13.5%
Managed Medicare	10.2%	11.3%
Managed Medicaid	10.6%	10.0%
Managed care	35.1%	34.2%
Self pay	1.4%	2.0%
Other	1.4%	1.5%
Total	100.0%	100.0%
See “Business – Sources of Revenues,” included in Part I, Item 1 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012, for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discuss the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education, including the annual Medicare regulatory updates published by CMS in August 2012 that impact reimbursement rates under the plan for services provided during the FFY beginning October 1, 2012 and the impact of the Health Reform Law on these reimbursements.
Volumes by Payer
During the three months ended September 30, 2012 compared to the three months ended September 30, 2011, discharges increased 4.9% and adjusted discharges increased 4.9% primarily due to the impact of our acquisition of Valley Baptist Health System effective September 1, 2011. On a same store basis, discharges decreased 1.9% and adjusted discharges decreased 0.8%. The following table provides details of discharges by payer for the three months ended September 30, 2011 and 2012.

	Three months ended September 30,
	2011		2012
Medicare	19,265	28.3%	19,929	27.9%
Medicaid	7,116	10.4%	6,868	9.6%
Managed Medicare	8,414	12.3%	8,721	12.2%
Managed Medicaid	12,120	17.8%	13,309	18.6%
Managed care	15,782	23.2%	16,188	22.7%
Self pay	5,078	7.5%	6,081	8.5%
Other	386	0.5%	385	0.5%
Total	68,161	100.0%	71,481	100.0%
Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same store basis was $9,285 and $9,471 for the three months ended September 30, 2011 and 2012, respectively. Growth in this ratio continues to be limited by the payer mix shifts we have experienced during the past twelve months. During the three months ended September 30, 2012 compared to the three months ended September 30, 2011, a greater percentage of our discharges was attributable to patients who were uninsured as opposed to those with Medicare or managed care coverage.
Health care spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to health care providers or limiting benefits to enrollees. The current weakness in the

United States economy continues to magnify these pressures.
The demand for Medicaid coverage has increased during the past two years due to job losses that have left many individuals without health insurance. Medicaid remains the highest individual program cost for most states, including those in which we operate. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have enacted and may enact further health care spending cuts or defer cash payments to health care providers to avoid raising taxes during periods of economic weakness. Medicaid rate cuts in Arizona, Texas, and Illinois during the past twelve months have negatively impacted our revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to health care provider reimbursement rates or reducing benefits to enrollees.
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

June 30, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	16.5%	1.5%	1.2%	19.2%
Medicaid	5.7%	1.9%	1.8%	9.4%
Managed Medicare	6.7%	0.6%	0.5%	7.8%
Managed Medicaid	11.2%	1.4%	1.0%	13.6%
Managed care	19.8%	2.5%	3.0%	25.3%
Self pay(1)	11.1%	4.9%	2.5%	18.5%
Self pay after primary(2)	1.1%	1.8%	0.9%	3.8%
Other	1.3%	0.5%	0.6%	2.4%
Total	73.4%	15.1%	11.5%	100.0%

September 30, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.5%	1.1%	1.6%	18.2%
Medicaid	5.2%	2.1%	2.4%	9.7%
Managed Medicare	6.6%	0.6%	0.7%	7.9%
Managed Medicaid	11.0%	2.1%	1.4%	14.5%
Managed care	18.4%	2.6%	3.4%	24.4%
Self pay(1)	12.8%	4.3%	1.7%	18.8%
Self pay after primary(2)	1.1%	1.7%	1.1%	3.9%
Other	1.3%	0.5%	0.8%	2.6%
Total	71.9%	15.0%	13.1%	100.0%
_____________________

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

Our combined allowances for doubtful accounts, uninsured discounts and charity care covered 103.6% and 104.6% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2012 and September 30, 2012, respectively. On a same store basis, this ratio was 98.4% and 97.0% as of June 30, 2012 and September 30, 2012, respectively.
The volume of self-pay accounts receivable remains sensitive to a combination of factors, including price increases, acuity of services, higher levels of patient deductibles and co-insurance under managed care plans, economic factors and the increased difficulties of uninsured patients who do not qualify for charity care programs to pay for escalating health care costs. We have implemented policies and procedures designed to expedite upfront cash collections and promote repayment plans for our patients. However, we believe bad debts will remain a significant risk for us and the rest of the hospital industry in the near term.

Recovery Audit Program

The Recovery Audit Program relies on private recovery audit contractors ("RACs") to examine Medicaid and Medicare claims filed by health care providers to detect overpayments not identified through existing claims review mechanisms. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments.  CMS has given RACs the authority to look back at claims up to three years from the date the claim was paid.  Claims identified as overpayments will be subject to the appeals process.  RACs are paid a contingency fee based on the overpayments they identify and collect.

We maintain a reserve for estimates of potential claims repayments from RAC audits based upon actual claims already audited but for which repayment has not yet occurred; claims for which we have received an audit notice but the audit process is not complete; and potential future exposure related to a portion of paid claims for which an audit notice has not yet been received, which is based upon certain historical experience of audit recoveries and appeals and other available information. During the three months ended September 30, 2012, we reduced our RAC reserve estimate for the Michigan market by $14.5 million ($8.9 million net of taxes or $0.11 per diluted share) as a result of further analysis related to each of these components of the estimate during the period. The $14.5 million reduction in our RAC reserve estimate increased patient service revenues on the accompanying condensed consolidated statement of operations during the three months ended September 30, 2012.
Premium Revenues
We recognize premium revenues from our four health plans, PHP, Abrazo Advantage Health Plan ("AAHP"), Chicago Health Systems ("CHS") and Valley Baptist Insurance Company ("VBIC"). Premium revenues from these plans decreased $34.6 million, or 16.4%, during the three months ended September 30, 2012 compared to the three months ended September 30, 2011. PHP’s average membership decreased to approximately 189,200 for the three months ended September 30, 2012 compared to approximately 208,000 for the prior year quarter. PHP’s decrease in revenues resulted from a 5% reimbursement rate reduction by AHCCCS implemented in November 2011 (retroactive to October 1, 2011) and changes made by AHCCCS effective October 1, 2011 to limit health plan profitability for the remaining enrollee groups not previously subject to settlement.

Critical Accounting Policies
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses included in the financial statements. Management bases its estimates on historical experience and other available information, the results of which form the basis of the estimates and assumptions. We consider the following accounting policies to be critical because they involve highly subjective and complex assumptions and assessments, are subject to a great degree of fluctuation period over period and are the most critical to our operating performance:
•Revenues, Revenue Deductions and Uncompensated Care;
•Insurance Reserves;
•Health Plan Claims Reserves;
•Income Taxes; and
•Long-Lived Assets and Goodwill.
There have been no changes in the nature or application of our critical accounting policies during the three months ended September 30, 2012 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012. However, given our significant amount of goodwill, we continue to monitor our Arizona hospitals and the market challenges that negatively impacted their results of operations and cash flows during the fiscal year ended June 30, 2012 continuing through the three months ended September 30, 2012. These factors included hospital reimbursement cuts, reductions to covered lives under the state's AHCCCS program and local economic conditions that adversely impacted elective volumes for these hospitals. Based upon the implementation of certain cost reduction and revenue expansion initiatives, expected improvements in the local economic and state financial conditions and the demographic composition of this market, we believe future operating results and cash flows of these hospitals will improve. However, we will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for the Arizona hospitals.

Selected Operating Statistics
The following table sets forth certain operating statistics on a consolidated and same store basis for each of the periods presented. We have excluded two hospitals from the same store statistics that were acquired during the three months ended September 30, 2011.

	Three months ended September 30,
	2011	2012
CONSOLIDATED: (a)
Number of hospitals at end of period	28	28
Licensed beds at end of period	7,064	7,064
Discharges	68,161	71,481
Adjusted discharges	125,320	131,502
Average length of stay	4.34	4.41
Patient days	296,079	315,555
Adjusted patient days	544,366	580,521
Net patient revenue per adjusted discharge	$9,279	$9,403
Inpatient surgeries	16,077	16,592
Outpatient surgeries	29,976	31,131
Observation cases (b)	16,357	19,228
Emergency room visits	292,839	315,035
Health plan member lives	245,000	235,800
Health plan claims expense percentage	78.1%	76.1%

	Three months ended September 30,
	2011	2012
SAME STORE: (a)
Number of hospitals at end of period	26	26
Licensed beds at end of period	6,198	6,198
Net patient service revenues (in millions)	$1,193.0	$1,200.0
Discharges	65,890	64,669
Adjusted discharges	121,870	120,871
Average length of stay	4.33	4.39
Patient days	285,479	283,825
Adjusted patient days	528,021	530,488
Net patient revenue per adjusted discharge	$9,285	$9,471
Inpatient surgeries	15,415	14,583
Outpatient surgeries	29,509	28,593
Observation cases (b)	15,792	17,416
Emergency room visits	286,126	293,163
Health plan member lives	245,000	225,300
_____________________

(a)
With the exception of "Observation Cases" defined in (b) below, the definitions for statistics included above are defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Operating Statistics” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.

(b)
Observation cases represent the number of patients classified as outpatient, during which time medical necessity is being evaluated prior to the patient being transferred to an inpatient status or being released from care.

Results of Operations
The following table presents summaries of our operating results for each of the three months ended September 30, 2011 and 2012.

	Three months ended September 30,
	2011		2012
	(Dollars in millions)
Patient service revenues, net	$1,225.3	85.3%	$1,294.3	88.0%
Premium revenues	211.0	14.7	176.4	12.0
Total revenues	1,436.3	100.0	1,470.7	100.0
Costs and expenses:
Salaries and benefits (includes stock compensation of $0.7 and $2.2, respectively)	665.0	46.3	680.2	46.3
Health plan claims expense	164.7	11.5	134.3	9.1
Supplies	213.6	14.9	226.1	15.4
Other operating expenses	278.1	19.4	310.4	21.1
Medicare and Medicaid EHR incentives	(3.1)	(0.2)	(11.3)	(0.8)
Depreciation and amortization	62.6	4.4	65.6	4.5
Interest, net	45.8	3.2	50.8	3.5
Acquisition related expenses	12.2	0.8	—	—
Debt extinguishment costs	38.9	2.7	—	—
Other	(2.4)	(0.2)	(5.1)	(0.3)
Income (loss) from continuing operations before income taxes	(39.1)	(2.7)	19.7	1.3
Income tax benefit (expense)	15.2	1.1	(4.9)	(0.3)
Income (loss) from continuing operations	(23.9)	(1.7)	14.8	1.0
Income (loss) from discontinued operations net of taxes	(0.1)	—	0.1	—
Net income (loss)	(24.0)	(1.7)	14.9	1.0
Net loss (income) attributable to non-controlling interests	2.3	0.2	(1.0)	—
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(21.7)	(1.5)%	$13.9	0.9%

Three months ended September 30, 2012 compared to three months ended September 30, 2011

Acute care services on a consolidated basis. Net patient service revenues increased $69.0 million, or 5.6%, during the three months ended September 30, 2012 compared to the prior year quarter. The increase in net patient service revenues during the three months ended September 30, 2012 is primarily the result of our acquisition of Valley Baptist Health System on September 1, 2011.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care adjustments and the provision for doubtful accounts) as a percentage of net patient revenues (prior to these uncompensated care deductions) increased to 21.8% during the three months ended September 30, 2012 compared to 17.9% during the prior year quarter. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the current year quarter and price increases implemented since the prior year quarter.

Discharges, adjusted discharges and emergency room visits increased 4.9%, 4.9% and 7.6%, respectively, during the three months ended September 30, 2012 compared to the prior year quarter. Inpatient and outpatient surgeries increased 3.2% and 3.9%, respectively, during the current year quarter compared to the prior year quarter.

Acute care services on a same store basis. Net patient service revenues increased $7.0 million, or 0.6%, during the three months ended September 30, 2012 compared to the prior year quarter resulting from a 2.0% increase in patient revenue per adjusted discharge combined with a 0.8% decrease in adjusted discharges. We define same store as those facilities that we owned for the entirety of both three-month comparative periods. We excluded two hospitals and related health care facilities from our same store analysis.

Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 20.8% during the three months ended September 30, 2012 compared to 17.9% during the prior year quarter. This increase primarily resulted from an increase in same store self-pay discharges as a percentage of total discharges during the current year quarter and price increases implemented since the prior year quarter.

Discharges and adjusted discharges decreased 1.9% and 0.8%, respectively, while emergency room visits increased 2.5% during the three months ended September 30, 2012 compared to the prior year quarter. Inpatient and outpatient surgeries decreased 5.4% and 3.1%, respectively, during the three months ended September 30, 2012 compared to the prior year quarter. General economic weakness in the markets we serve continues to impact demand for elective surgical procedures.

Health plan premium revenues. Health plan premium revenues decreased $34.6 million, or 16.4%, during the three months ended September 30, 2012 compared to the prior year quarter. Effective October 1, 2011, AHCCCS reduced Medicaid eligibility and coverage for certain member categories. PHP’s average membership decreased 9.1% during the three months ended September 30, 2012 compared to the prior year quarter. Additionally, revenues were lower during the three months ended September 30, 2012 as a result of a 5% reimbursement rate reduction implemented by AHCCCS in November 2011 (retroactive to October 1, 2011), and limitations to health plan profitability for member groups not previously subject to settlement.

Membership in our health plans as of September 30, 2011 and 2012 was as follows:

		Membership
Health Plans	Location	2011	2012
PHP-managed Medicaid	Arizona	207,200	189,500
AAHP-managed Medicare and Dual Eligible	Arizona	2,600	3,600
CHS-capitated outpatient and physician services	Illinois	35,200	32,200
VBIC-health maintenance organization	Texas	n/a	10,500
		245,000	235,800
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $1,451.0 million, or 98.7% of total revenues, during the three months ended September 30, 2012 compared to $1,475.4 million, or 102.7% of total revenues, during the prior year quarter. Salaries and benefits, health plan claims and supplies represent the most significant of our recurring costs and expenses and those typically subject to the greatest level of period to period fluctuation.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues was 46.3% for both the three month periods ended September 30, 2011 and 2012. On a same store basis, salaries and benefits as a percentage of total revenues was 46.5% during the three months ended September 30, 2012 compared to 46.3% during the prior year quarter. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 51.3% during the three months ended September 30, 2012 compared to 53.1% during the prior year quarter. As of September 30, 2012, we had approximately 40,800 full-time and part-time employees compared to approximately 41,100 as of September 30, 2011. We have been successful in limiting contract labor utilization as a result of our investments in clinical quality and nurse leadership initiatives. On a same store basis, our contract labor expense as a percentage of net patient service revenues remained flat for the three months ended September 30, 2012 compared to the prior year quarter.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 76.1% during the three months ended September 30, 2012 compared to 78.1% during the prior year quarter. As enrollment decreases, this ratio becomes increasingly sensitive to the mix of members, including covered groups based upon age and gender and county of residence. Eligibility restrictions implemented by AHCCCS, effective October 1, 2011, resulted in reductions to enrolled members that utilized more health care services than the PHP members in general. In addition, the decreased PHP revenues magnified the impact of the third party administrator revenues at CHS that have no corresponding health plan claims expense. Revenues and expenses between the health plans and our hospitals and related outpatient service providers of approximately $10.2 million, or 7.1% of gross health plan claims expense, were eliminated in consolidation during the three months ended September 30, 2012 compared to $8.6 million, or 5.0% of gross health plan claims expense, during the prior year quarter.

•
Supplies. Supplies as a percentage of acute care services segment revenues were flat during the three months ended September 30, 2012 compared to the prior year quarter. We expect that our transition to a single group purchasing organization effective January 1, 2013 will reduce supplies costs in future periods. However, supplies costs may be pressured in future periods due to our growth strategies that include expansion of higher acuity services and due to inflationary pressures.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 21.1% during the three months ended September 30, 2012 compared to 19.4% during the prior year quarter primarily as a result of increased purchased services related to the Valley Baptist acquisition and an increase to insurance expense.
Other. Depreciation and amortization increased by $3.0 million, or 4.8%, during the three months ended September 30, 2012 compared to the prior year quarter as a result of our capital improvement and expansion initiatives and the Valley Baptist Health System acquisition. Net interest increased by $5.0 million, or 10.9%, during the three months ended September 30, 2012 compared to the prior year quarter as a result of the issuance of the additional $375.0 million 7.750% Senior Notes due 2019 during our quarter ended March 31, 2012. We did not incur acquisition-related expenses during the three months ended September 30, 2012 but did incur $12.2 million of acquisition-related expenses during the prior year quarter in connection with the Valley Baptist Health System acquisition completed during the prior year quarter.
Income taxes. Our effective tax rate was approximately 24.9% during the three months ended September 30, 2012. Our effective income tax rate was approximately 38.9% during the prior year quarter. The effective tax rate for the current year quarter was positively impacted by the reversal of certain valuation allowances on state net operating loss carryforwards.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $13.9 million ($0.17 earnings per diluted share) during the three months ended September 30, 2012 compared to a net loss of $21.7 million ($0.29 loss per share) during the three months ended September 30, 2011, which included the $38.9 million of debt extinguishment costs associated with the substantial redemption of our 10.375% Senior Discount Notes ("Senior Discount Notes").

Liquidity and Capital Resources
Operating Activities
As of September 30, 2012, we had working capital of $581.3 million, including cash and cash equivalents of $330.2 million. Cash flows from operating activities improved by $31.4 million during the three months ended September 30, 2012 compared to the prior year period. Changes in net operating assets and liabilities negatively impacted operating cash flows by $144.6 million during the three months ended September 30, 2012. Cash flows from operations during the three months ended September 30, 2012 were impacted by the following payments, receipts and other working capital changes:

•	interest and income tax payments of $89.0 million during the three months ended September 30, 2012, which was $17.9 million higher than these payments were during the prior year period;

•	employer contributions of $32.0 million to the DMC defined benefit pension plan;

•	improved cash collections on our patient accounts receivable;

•
the timing of payments on accounts payable and certain accrued expenses, including incentive compensation based upon achieving our fiscal year 2012 financial performance goals negatively impacted operating cash flows; and

•	the receipt of certain settlement receivables from the federal government.
Investing Activities
Cash flows used in investing activities decreased from $269.6 million during the three months ended September 30, 2011 to $65.8 million during the three months ended September 30, 2012, primarily as a result of the cash paid for the acquisition of Valley Baptist Health System during the prior year period. Capital expenditures increased 30.4% to $82.7 million during the three months ended September 30, 2012 compared to the prior year period due to increased spending related to the DMC specified project commitments and the start of construction of a new hospital in New Braunfels, Texas. We also recognized a net cash inflow of approximately $18.8 million for cash reimbursement from the DMC capital commitment escrow fund.
Financing Activities
Cash flows from financing activities increased by $421.4 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily due to the redemption of Senior Discount Notes during the prior year quarter.
During the three months ended September 30, 2011, we redeemed approximately $450.0 million of the Senior Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. We recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed Senior Discount Notes. The accreted value of the remaining outstanding Senior Discount Notes was approximately $10.1 million as of September 30, 2012.
As of September 30, 2012, our outstanding debt was $2,704.6 million, and we had $327.2 million of remaining borrowing capacity under our revolving credit facility.
Debt Covenants
Our 2010 Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Senior Unsecured Notes, the 7.750% Senior Notes and Senior Discount Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a health care joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Senior Unsecured Notes, the 7.750% Senior Notes and the Senior Discount Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the 2010 Credit Facilities include a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The following table sets forth the interest coverage and leverage covenant tests as of September 30, 2012.

	Debt Covenant Ratio		Actual Ratio
Interest coverage ratio requirement	2.10	x	3.47	x
Total leverage ratio limit	5.75	x	3.75	x
Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include, among others, a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our 2010 Term Loan Facility or the necessity of lender waivers with more onerous terms, including adverse pricing or repayment provisions or more restrictive covenants. A default under our 2010 Credit Facilities would also result in a default under the indenture governing our 8.0% Senior Unsecured Notes and the indentures governing the 7.750% Senior Notes and Senior Discount Notes.
Capital Resources
We anticipate spending a total of $510.0 million to $530.0 million in capital expenditures during fiscal year 2013. Under the terms of the DMC acquisition agreement, we committed to spend $500.0 million for specified capital projects and $350.0 million for routine capital projects for a five-year period subsequent to the acquisition. This commitment includes a requirement to spend at least $80.0 million on specified expansion projects during calender year 2012 as part of the $500.0 million total commitment for specified capital projects, and we will need to escrow any shortfall from this amount by February 2013. As of September 30, 2012, we had spent $17.1 million toward this calendar year 2012 specified capital projects commitment. Since the date of acquisition, we have spent $195.9 million of the total $850.0 million DMC capital commitment. As of September 30, 2012, we estimate our remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $145.0 million.
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
We had $330.2 million of cash and cash equivalents as of September 30, 2012. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We believe that we invest our cash in accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the significant majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.
As of September 30, 2012, we held $56.8 million in total available-for-sale investments in securities held by one of our wholly-owned captive insurance subsidiaries. We may not be able to utilize these investments to fund our operating or capital expenditure funding needs due to statutory limitations placed on this captive insurance subsidiary.
Liquidity Outlook
We expect that cash on hand, the capacity under our revolving credit facility, and cash generated from our operations will be sufficient to fund our operating and capital needs during the next twelve months and into the foreseeable future. However, we cannot be certain that cash on hand, cash flows from operations and the capacity under our revolving credit facility will be sufficient to fund our operating and capital needs and debt service requirements during the long-term.
We intend to continue to pursue acquisitions, partnership arrangements and service expansion or de novo development opportunities, either in existing markets or new markets, that fit our growth strategies. These opportunities may require significant additional investment. We also have significant capital commitments remaining under our DMC purchase agreement to be funded during the next several years. To finance transactions and our capital commitments or for other general corporate needs, we may increase borrowings under our term loan facility, issue additional senior or subordinated notes, use available cash on hand, utilize amounts available under our revolving credit facility or seek additional financing, including debt or equity. As market conditions warrant, we and our major equity holders, including Blackstone and its affiliates, may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. Our future operating performance, ability to service existing debt or opportunities to obtain additional financing on favorable terms may be limited by economic or other market conditions or business factors, many of which are beyond our control.
Obligations and Commitments
There have been no material changes to our obligations and commitments previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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
We had standby letters of credit outstanding of $37.8 million as of September 30, 2012, which primarily relate to security for the payment of claims as required by various insurance programs.
Concurrent with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a warrant certificate representing warrants for 400,000 shares of our common stock (the “Warrant Shares”). In May 2011, we replaced the Warrant Shares with a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the original principal amount of $500.0 million to collateralize our $500.0 million specified project capital commitment. This replacement was permitted by the asset purchase agreement for the DMC acquisition. The principal amount of the promissory note is reduced automatically as we expend capital or escrow cash related to this capital commitment.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of September 30, 2012, we had in place $1,161.8 million of senior credit facilities bearing interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
As of September 30, 2012, our senior secured credit facilities consisted of $796.8 million in term loans maturing in January 2016 and a $365.0 million revolving credit facility maturing in January 2015, of which $37.8 million of capacity of the revolving credit facility was utilized by outstanding letters of credit. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our term loan facility would result in a change in annual net interest of approximately $2.0 million.
Borrowings under our revolving credit facility bear interest at a rate equal to, at our option, the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $796.8 million in outstanding term loans bear interest at the alternate base rate plus a rate equal to, at our option, of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum.

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
Changes in Internal Control Over Financial Reporting

We completed the acquisition of Valley Baptist effective September 1, 2011. The facilities acquired as part of the Valley Baptist acquisition utilize different information technology systems than our other facilities. We have excluded all of the Valley Baptist operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The SEC's rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of the Valley Baptist operations within the required time frame and report management's assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings.
Because we provide health care services in a highly regulated industry, we have been, and expect to continue to be, party to various lawsuits, claims and regulatory proceedings from time to time. The ultimate resolution of these matters, individually or in the aggregate, whether as a result of litigation or settlement, could have a material adverse effect on our business (both in the near and long term), financial condition, results of operations or cash flows. For information regarding currently pending legal and regulatory proceedings, other than routine matters incidental to our business, we refer you to:

•	Note 14. Contingencies and Health Care Regulation in Part I, Item 1 of this report on Form 10-Q; and

•	Part I, Item 3, Legal Proceedings, of our Annual Report on Form 10-K for the year ended June 30, 2012, filed with the SEC on August 23, 2012.
There have been no material changes to the legal proceedings we previously described in our Annual Report on Form 10-K during the three months ended September 30, 2012.

Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 23, 2012.
Item 6. Exhibits.
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index that is located at the end of this report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.

DATE:	October 31, 2012	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

4.1
Second Supplemental Indenture, dated as of July 23, 2012, relating to the 7.750% Senior Notes due 2019, among Advantage Health Care Management Company LLC, Arizona Health Partners, LLC, BHS Accountable Care, LLC, BHS Integrated Physician Partners, LLC, C7 Technologies, LLC, DMC Shared Savings ACO, LLC, New Dimensions, LLC, Resolute Health Family Urgent Care, Inc., Total Accountable Care Organization, LLC, Vanguard IT Services, LLC, Vanguard Medical Specialists, LLC, VHS of Michigan Staffing, Inc., Chicago Health System ACO, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company II, LLC and U.S. Bank National Association, as trustee

4.2
Eighth Supplemental Indenture, dated as of July 23, 2012, relating to the 8.00% Senior Notes due 2018, among Advantage Health Care Management Company LLC, Arizona Health Partners, LLC, BHS Accountable Care, LLC, BHS Integrated Physician Partners, LLC, C7 Technologies, LLC, DMC Shared Savings ACO, LLC, New Dimensions, LLC, Resolute Health Family Urgent Care, Inc., Total Accountable Care Organization, LLC, Vanguard IT Services, LLC, Vanguard Medical Specialists, LLC, VHS of Michigan Staffing, Inc., Chicago Health System ACO, LLC, Vanguard Holding Company II, Inc., Vanguard Health Holding Company I, LLC, Vanguard Health Holding Company II, LLC, Vanguard Health Systems, Inc. and U.S. Bank National Association, as trustee

10.1	Amendment No. 4 to Employment Agreement between Vanguard Health Systems, Inc. and Kent H. Wallace, dated as of October 1, 2012

10.2	Amendment No. 4 to Employment Agreement between Vanguard Health Systems, Inc. and Phillip W. Roe, dated as of October 1, 2012

10.3	Memorandum of Understanding, dated as of October 16, 2012, between Vanguard Health Management, Inc. and Michael E. Duggan

10.4
Contract Amendment Number 19, dated as of September 28, 2012, but effective as of October 1, 2012, to the Arizona Health Care Cost Containment System Administration Contract No. YH09-0001-07 between VHS Phoenix Health Plan, LLC and the Arizona Health Care Cost Containment System

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

101
The following financial information from our Quarterly Report on Form 10-Q for the three months ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at September 30, 2012 and June 30, 2012, (ii) the condensed consolidated statements of operations for the three months ended September 30, 2011 and 2012, (iii) the condensed consolidated statements of comprehensive income (loss) for the three months ended September 30, 2011 and 2012, (iv) the consolidated statement of equity for the three months ended September 30, 2012, (v) the condensed consolidated statements of cash flows for the three months ended September 30, 2011 and 2012, and (vi) the notes to consolidated financial statements *

______________

*
The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.