Form 10-Q
period 2012-12-31
VANGUARD HEALTH SYSTEMS INC
filed 2013-02-01
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☑  No
As of January 30, 2013, there were 77,501,667 shares of the Registrant’s common stock outstanding.

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2012
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$455.5	$357.8
Restricted cash	2.4	5.7
Accounts receivable, net of allowance for doubtful accounts of $366.5 and $382.1, respectively	702.1	666.4
Inventories	97.0	96.6
Deferred tax assets	89.6	71.0
Prepaid expenses and other current assets	236.4	197.1
Total current assets	1,583.0	1,394.6
Property, plant and equipment, net of accumulated depreciation	2,110.1	2,145.3
Goodwill	768.4	772.7
Intangible assets, net of accumulated amortization	89.0	87.8
Deferred tax assets, noncurrent	71.2	82.9
Investments in securities	51.8	57.9
Escrowed cash for capital commitments	20.3	—
Other assets	94.3	97.2
Total assets	$4,788.1	$4,638.4
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$390.6	$369.1
Accrued salaries and benefits	226.0	220.5
Accrued health plan claims and settlements	67.8	63.0
Accrued interest	73.2	73.4
Other accrued expenses and current liabilities	219.9	162.8
Current maturities of long-term debt	11.2	12.6
Total current liabilities	988.7	901.4
Professional and general liability and workers compensation reserves	304.8	305.7
Unfunded pension liability	269.9	229.9
Other liabilities	174.7	123.1
Long-term debt, less current maturities	2,695.4	2,690.6
Commitments and contingencies
Redeemable non-controlling interests	53.1	55.3
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 75,474,000 and 77,492,000 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	403.3	405.0
Accumulated other comprehensive loss	(48.4)	(46.5)
Retained deficit	(60.6)	(34.5)
Total Vanguard Health Systems, Inc. stockholders’ equity	295.1	324.8
Non-controlling interests	6.4	7.6
Total equity	301.5	332.4
Total liabilities and equity	$4,788.1	$4,638.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2012	2011	2012
	(In millions, except share and per share amounts)
Patient service revenues	$1,428.1	$1,481.5	$2,779.6	$2,945.4
Less: Provision for doubtful accounts	(141.5)	(161.7)	(267.7)	(331.3)
Patient service revenues, net	1,286.6	1,319.8	2,511.9	2,614.1
Premium revenues	188.8	193.3	399.8	369.7
Total revenues	1,475.4	1,513.1	2,911.7	2,983.8

Salaries and benefits (includes stock compensation of $3.9, $2.7, $4.6 and $4.9, respectively)	702.4	698.1	1,367.4	1,378.3
Health plan claims expense	147.3	149.8	312.0	284.1
Supplies	227.9	232.5	441.5	458.6
Purchased services	133.4	148.2	260.4	295.4
Rents and leases	18.7	18.8	36.7	37.8
Other operating expenses	131.3	145.1	264.4	289.3
Medicare and Medicaid EHR incentives	(21.3)	(14.5)	(24.4)	(25.8)
Depreciation and amortization	65.8	67.8	128.4	133.4
Interest, net	43.2	49.7	89.0	100.5
Acquisition related expenses	0.4	0.1	12.6	0.1
Debt extinguishment costs	—	—	38.9	—
Other	(1.8)	(1.8)	(4.2)	(6.9)
Income (loss) from continuing operations before income taxes	28.1	19.3	(11.0)	39.0
Income tax benefit (expense)	(11.3)	(7.2)	3.9	(12.1)
Income (loss) from continuing operations	16.8	12.1	(7.1)	26.9
Income (loss) from discontinued operations, net of taxes	(0.3)	—	(0.4)	0.1
Net income (loss)	16.5	12.1	(7.5)	27.0
Net loss (income) attributable to non-controlling interests	(0.8)	0.1	1.5	(0.9)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.7	$12.2	$(6.0)	$26.1

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income (loss) from continuing operations, net of taxes	$16.0	$12.2	$(5.6)	$26.0
Income (loss) from discontinued operations, net of taxes	(0.3)	—	(0.4)	0.1
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.7	$12.2	$(6.0)	$26.1

Earnings (loss) per share attributable to Vanguard Health Systems, Inc. stockholders:
Basic earnings (loss) per share	$0.21	$0.15	$(0.08)	$0.32
Diluted earnings (loss) per share	$0.20	$0.14	$(0.08)	$0.31

Weighted average shares (in thousands):
Basic	75,325	77,421	75,090	76,559
Diluted	78,732	79,625	75,090	79,205

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2011	2012	2011	2012
	(In millions)
Net income (loss)	$16.5	$12.1	$(7.5)	$27.0
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on investments in securities, net	1.4	1.1	(1.8)	3.3
Other comprehensive income (loss) before taxes	1.4	1.1	(1.8)	3.3
Change in income tax (expense) benefit	(0.5)	(0.4)	0.9	(1.4)
Other comprehensive income (loss), net of taxes	0.9	0.7	(0.9)	1.9
Comprehensive income (loss)	17.4	12.8	(8.4)	28.9
Net loss (income) attributable to non-controlling interests	(0.8)	0.1	1.5	(0.9)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$16.6	$12.9	$(6.9)	$28.0

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Six months ended December 31, 2012
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
	(In millions, except share amounts)
Balance at June 30, 2012	75,474,000	$0.8	$403.3	$(48.4)	$(60.6)	$6.4	$301.5
Net income	—	—	—	—	26.1	0.9	27.0
Stock compensation (non-cash)	—	—	4.9	—	—	—	4.9
Dividends to equity holders and related equity payments, net of taxes	—	—	(0.8)	—	—	—	(0.8)
Common stock issued for stock-based awards exercised and related taxes	2,018,000	—	(0.2)	—	—	—	(0.2)
Contributions from non-controlling interests and other, net	—	—	—	—	—	0.3	0.3
Accretion of redeemable non-controlling interest	—	—	(2.2)	—	—	—	(2.2)
Other comprehensive income, net of taxes	—	—	—	1.9	—	—	1.9
Balance at December 31, 2012	77,492,000	$0.8	$405.0	$(46.5)	$(34.5)	$7.6	$332.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended December 31,
	2011	2012
	(In millions)
Operating activities:
Net income (loss)	$(7.5)	$27.0
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss (income) from discontinued operations	0.4	(0.1)
Depreciation and amortization	128.4	133.4
Amortization of loan costs	3.2	4.4
Accretion of principal on notes	5.2	2.2
Acquisition related expenses	12.6	0.1
Stock compensation	4.6	4.9
Deferred income taxes	(5.9)	7.0
Debt extinguishment costs	38.9	—
Other	(1.1)	1.2
Changes in operating assets and liabilities, net of the impact of acquisitions	(172.2)	(92.9)
Net cash provided by operating activities — continuing operations	6.6	87.2
Net cash provided by (used in) operating activities — discontinued operations	(0.4)	0.1
Net cash provided by operating activities	6.2	87.3

Investing activities:
Acquisitions and related expenses, net of cash acquired	(208.8)	(7.2)
Capital expenditures	(137.2)	(187.2)
Proceeds from sale of investments in securities	42.3	76.1
Purchases of investments in securities	(30.4)	(79.1)
Net reimbursements from restricted cash and escrow fund	—	17.8
Other investing activities	(0.7)	1.3
Net cash used in investing activities	(334.8)	(178.3)

Financing activities:
Payments of long-term debt and capital lease obligations	(460.7)	(5.5)
Proceeds from issuance of common stock	67.5	—
Payments of IPO related costs	(6.9)	—
Payments of tender premiums on note redemptions	(27.6)	—
Other financing activities	(1.6)	(1.2)
Net cash used in financing activities	(429.3)	(6.7)
Net decrease in cash and cash equivalents	(757.9)	(97.7)
Cash and cash equivalents, beginning of period	936.6	455.5
Cash and cash equivalents, end of period	$178.7	$357.8

Supplemental cash flow information:
Net cash paid for interest	$81.0	$93.8
Net cash paid for income taxes	$0.6	$4.4

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION
Vanguard Health Systems, Inc. (the “Company”) is an investor-owned health care company whose subsidiaries and affiliates own and operate hospitals and related health care businesses in urban and suburban areas. As of December 31, 2012, the Company’s subsidiaries and affiliates owned and operated 28 acute care hospitals with 7,064 licensed beds and related outpatient service locations complementary to the hospitals providing health care services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. The Company also owns managed health plans in Chicago, Illinois; Detroit, Michigan; Harlingen, Texas; and Phoenix, Arizona; and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by the Company. The Company generally defines control as the ownership of the majority of an entity’s voting interests. The Company also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain Company corporate office costs, which approximated $12.6 million and $18.2 million for the three months ended December 31, 2011 and 2012, respectively, and $26.9 million and $33.0 million for the six months ended December 31, 2011 and 2012, respectively.

The unaudited condensed consolidated financial statements as of December 31, 2012 and for the three months and six months ended December 31, 2011 and 2012 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2013. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on August 24, 2012. The accompanying condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements included in the 10-K.

Certain balances in the accompanying condensed consolidated financial statements and these notes have been adjusted to reflect the retroactive application of the contingency model for recognizing Medicare and Medicaid electronic health record (“EHR”) incentives as further described in Note 3.

Reclassifications

Certain reclassifications, including the impact for the change in EHR incentives, have been made to the prior year's condensed consolidated financial statements to conform to the current period presentation.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
The allowance for doubtful accounts was $366.5 million and $382.1 million as of June 30, 2012 and December 31, 2012, respectively. These balances as a percent of accounts receivable net of contractual adjustments were 34.3% and 36.4% as of June 30, 2012 and December 31, 2012, respectively. The Company’s combined allowance for doubtful accounts, uninsured discounts and charity care covered more than 100.0% of combined uninsured and self-pay after insurance accounts receivable as of June 30, 2012 and December 31, 2012.
Charity Care
The Company does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the Department of Health and Human Services). The Company deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. The Company also generally provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. The Company deducted $61.3 million and $61.6 million of charity care from revenues during the three months ended December 31, 2011 and 2012, respectively, and $111.7 million and $117.1 million during the six months ended December 31, 2011 and 2012, respectively. The estimated cost incurred by the Company to provide services to patients who qualify for charity care was $16.5 million and $14.6 million for the three months ended December 31, 2011 and 2012, respectively, and $30.1 million and $27.8 million for the six months ended December 31, 2011 and 2012, respectively. These estimates were determined using a ratio of cost to gross charges calculated from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the period.
Program Settlements
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
Net adjustments for final third party settlements positively impacted the Company’s income (loss) from continuing operations before income taxes by $4.5 million ($2.7 million net of taxes or $0.03 per diluted share) and $2.4 million ($1.4 million net of taxes or $0.02 per diluted share) for the three months ended December 31, 2011 and 2012, respectively, and by $4.9 million ($3.0 million net of taxes or $0.04 per diluted share) and $1.1 million ($0.7 million net of taxes or $0.01 per diluted share) for the six months ended December 31, 2011 and 2012, respectively.
Recovery Audit Program
The Recovery Audit Program relies on private recovery audit contractors (“RACs”) to examine Medicaid and Medicare claims filed by health care providers to detect overpayments not identified through existing claims review mechanisms. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The Centers for Medicare and Medicaid Services (“CMS”) has given RACs the authority to look back at claims up to three years from the date the claim was paid.  Claims identified as overpayments are subject to an appeals process.  RACs are paid a contingency fee based on the overpayments they identify and collect.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Company maintains a reserve for its estimate of potential claims repayments from RAC audits based upon actual claims already audited but for which repayment has not yet occurred; claims for which it has received an audit notice but the audit process is not complete; and potential future exposure related to a portion of paid claims for which an audit notice has not yet been received, which is based upon certain historical experience of audit recoveries and appeals and other available information. During the quarter ended September 30, 2012, the Company reduced its RAC reserve estimate in its Michigan market by $14.5 million ($8.9 million net of taxes or $0.11 per diluted share) as a result of further analysis related to each component of the estimate during the period. The $14.5 million reduction in the Company's RAC reserve estimate increased patient service revenues on the accompanying condensed consolidated statement of operations during the six months ended December 31, 2012.  As of June 30, 2012 and December 31, 2012, the Company's current portion of RAC reserves was $1.9 million and $0.9 million, respectively, and is included in other accrued expenses and current liabilities on the accompanying condensed consolidated balance sheets.  As of June 30, 2012 and December 31, 2012, the Company's non-current portion of RAC reserves was $23.8 million and $8.8 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets.

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
The Company subsequently concluded that it should have applied the contingency model to account for Medicare and Medicaid EHR incentive payments beginning in its fiscal year ended June 30, 2011. Under the contingency model, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied. For Medicaid EHR incentive payments, recognition occurs at the time meaningful use criteria are met and formal state acceptance is documented since Medicaid payments for the states in which the Company operates are based upon historical cost reports with no subsequent payment adjustment. For Medicare EHR incentive payments, recognition is deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known.
As a result of the retrospective application of the contingency model, previously reported net income attributable to the Company's stockholders was positively impacted by $3.6 million and $1.1 million for the three months and six months ended December 31, 2011, respectively, and net income attributable to the Company's stockholders was reduced by $1.1 million for the fiscal year ended June 30, 2011.
The Company recognized other income related to Medicare and Medicaid EHR incentives under the contingency model of $21.3 million and $14.5 million for the three months ended December 31, 2011 and 2012, respectively, and $24.4 million and $25.8 million for the six months ended December 31, 2011 and 2012, respectively. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. As of June 30, 2012 and December 31, 2012, the Company had $2.7 million and $13.2 million in Medicaid and Medicare EHR receivables, respectively, on its condensed consolidated balance sheets. In addition, as of June 30, 2012 and December 31, 2012, the Company had $4.3 million and $7.4 million in Medicare EHR deferred revenues, respectively, on its condensed consolidated balance sheets.
4. FAIR VALUE MEASUREMENTS
The Company’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. The Company’s policy is to recognize

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. The following table presents information about the assets that are measured at fair value on a recurring basis as of December 31, 2012 (in millions).

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$33.4	$33.4	$—	$—
Corporate bonds	13.9	—	13.9	—
Common stock — domestic	10.6	—	10.6	—
Investments in securities	$57.9	$33.4	$24.5	$—
Investments in securities
As of December 31, 2012, the Company held $57.9 million in total available-for-sale investments in debt and equity securities, which are included in investments in securities on the condensed consolidated balance sheets. Investments in corporate bonds, valued at $13.9 million at December 31, 2012, consist of corporate bonds and other fixed income investments. The average expected maturity of the investments in corporate bonds at December 31, 2012 was 6.6 years, compared to the average scheduled maturity of 11.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The Company calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was $53.9 million as of December 31, 2012.
The following table provides a reconciliation of activity for the Company's investments in securities for the six months ended December 31, 2012 (in millions).

	Fair value at June 30, 2012	Proceeds from sales	Purchases of securities	Realized loss on sales, pre tax	Change in fair value, pre tax	Fair value at December 31, 2012
Investment in securities	$51.8	$(76.1)	$79.1	$(0.2)	$3.3	$57.9
The Company determines whether an other-than-temporary decline in market value has occurred by considering the duration that, and extent to which, the fair value of the investment is below its amortized cost; the financial condition and near-term prospects of the issuer or underlying collateral of a security; and the Company's intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity and debt securities that the Company intends to sell or would be more likely than not required to sell before the expected recovery of the amortized cost basis are recognized in the statement of operations in the period in which the loss occurs. The gross unrealized gain for the securities was approximately $4.0 million ($2.6 million, net of taxes) which is included in accumulated other comprehensive loss on the condensed consolidated balance sheet at December 31, 2012.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Supplemental information regarding the Company's available-for-sale investment securities held as of December 31, 2012 is set forth in the table below (in millions).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	33.4	—	—	33.4
Corporate bonds	11.3	2.6	—	13.9
Common stock - domestic	9.2	1.4	—	10.6
	$53.9	$4.0	$—	$57.9
As of December 31, 2012, the Company held no investments in securities with unrealized loss positions greater than 12 months.
Financial Instruments
The carrying amounts of the Company's short-term financial instruments, including cash, cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to the short-term maturity of these items. The fair value of the Company's long-term debt, excluding term loans, capital leases and other long-term debt, was approximately $1,994.6 million, based upon stated market prices (Level 1) at December 31, 2012. The fair values of the Company's term loan facility, capital leases and other long-term debt was approximately $816.4 million, based upon quoted market prices and interest rates (Level 2) at December 31, 2012.

5. GOODWILL
During the three months and six months ended December 31, 2012, goodwill increased by $4.3 million, with approximately $1.0 million and $3.3 million of this increase related to acute care services segment acquisitions and health plan services segment acquisitions, respectively.
The Company has a significant amount of goodwill, which is tested for impairment at least annually but also as impairment indicators become known. The Company's fiscal 2012 annual impairment analysis did not result in any impairment of its goodwill. However, the Company's Arizona hospitals experienced market challenges that negatively impacted their results of operations and cash flows during the fiscal year ended June 30, 2012 and such challenges have continued through the six months ended December 31, 2012. These challenges included hospital reimbursement cuts, reductions to covered lives under the Arizona Health Care Cost Containment System (“AHCCCS”) program and local economic conditions that adversely impacted elective surgery volumes for these hospitals. Based upon the implementation of certain cost reduction and revenue expansion initiatives, expected improvements in the local economic and state financial conditions and the demographic composition of this market, the Company believes the future operating results and cash flows of these hospitals will improve. However, the Company will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for the Arizona hospitals.
The Company has $79.4 million of goodwill related to Phoenix Health Plan (“PHP”), which is included in the Company's health plan services segment. PHP's current contract with AHCCCS, Arizona's state Medicaid program, expires September 30, 2013. During the three months ended March 31, 2013, PHP will be bidding to obtain a new contract with AHCCCS. If a new contract is not awarded by AHCCCS or the new contract is significantly less in scope, either with respect to pricing or enrollment, than PHP's previous contract, PHP's operating results and cash flows would be adversely affected and may cause PHP's goodwill to be impaired.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

6. OTHER ACCRUED EXPENSES AND OTHER LIABILITIES
The following table presents a summary of items comprising other accrued expenses and current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2012 and December 31, 2012 (in millions).

	June 30, 2012	December 31, 2012
Property taxes	$23.0	$23.8
Professional and general liability and workers compensation insurance, current portion	69.7	78.6
Accrued income and service guarantees	5.3	4.4
Accrued capital expenditures	35.7	16.0
Market-specific contract liabilities	39.7	5.4
Other	46.5	34.6
Other accrued expenses and current liabilities	$219.9	$162.8
During the six months ended December 31, 2012, the Company made payments for various contract liability settlements in one of its markets. During the six months ended December 31, 2012, the Company made payments for certain capital items that were received but not invoiced as of June 30, 2012.

As of June 30, 2012 and December 31, 2012, the Company had non-current liabilities of $174.7 million and $123.1 million, respectively, in other liabilities on the accompanying condensed consolidated balance sheets. During the three months ended December 31, 2012, the Company paid resident FICA claims of $39.5 million using proceeds from a recent settlement with the Internal Revenue Service.

7. FINANCING ARRANGEMENTS
A summary of the Company’s long-term debt as of June 30, 2012 and December 31, 2012 follows (in millions).

	June 30, 2012	December 31, 2012
8.0% Senior Unsecured Notes due 2018	$1,159.1	$1,160.5
7.750% Senior Notes due 2019	722.2	722.5
10.375% Senior Discount Notes due 2016	9.9	10.4
Term loans payable under credit facility due 2016	798.8	794.9
Capital leases and other long-term debt	16.6	14.9
	2,706.6	2,703.2
Less: current maturities	(11.2)	(12.6)
	$2,695.4	$2,690.6

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

During the six months ended December 31, 2011, the Company used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem approximately $450.0 million accreted value of the Senior Discount Notes and to pay $27.6 million of redemption premiums related thereto. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed and resulted in the recognition of debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. During the fiscal year ended June 30, 2012, subsequent to September 30, 2011, the Company redeemed an additional $6.0 million of Senior Discount Notes through privately negotiated transactions. The remaining outstanding Senior Discount Notes are not callable until February 1, 2013.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7.750% Senior Notes

On January 26, 2011, Vanguard Health Holding Company II, LLC and Vanguard Holding Company II, Inc., wholly-owned subsidiaries of the Company (the “Issuers”), issued an aggregate principal amount of $350.0 million of 7.750% senior notes due 2019 (the “Senior Notes”), in a private placement. The obligations under the Senior Notes were fully and unconditionally guaranteed on a senior basis by the Company and certain of its subsidiaries.

The Senior Notes bear interest at a rate of 7.750% per annum. The Company pays cash interest semi-annually in arrears on February 1 and August 1 of each year. The Senior Notes are unsecured general obligations of the Issuers and rank pari passu in right of payment to all existing and future unsecured indebtedness of the Issuers. The Senior Notes mature on February 1, 2019. The Company used the proceeds from the Senior Notes for general corporate purposes, including acquisitions, and to pay the related transaction fees and expenses of the offering and the offering of the Senior Discount Notes.

On June 14, 2011, substantially all of the outstanding Senior Notes were exchanged for new 7.750% senior notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange
Commission on April 8, 2011, that became effective on May 4, 2011.

On March 30, 2012, the Company issued $375.0 million ($372.2 million cash proceeds net of original issue discount) aggregate principal amount of 7.750% Senior Notes due 2019 (the “New Notes”) in a private placement pursuant to the indenture, dated as of January 26, 2011, governing the Senior Notes. The New Notes generally have the same terms and features as the Senior Notes. The New Notes mature on February 1, 2019. The New Notes were issued at an offering price of 99.25% plus accrued interest from February 1, 2012. The discount of $2.8 million will be accreted to par over the remaining term of the New Notes.

The New Notes are treated as a single series with the existing Senior Notes, except that the New Notes are subject to a separate registration rights agreement. The Company expects to exchange substantially all of the outstanding New Notes for new 7.750% senior notes with identical terms and conditions, except that the exchange notes will be registered under the Securities Act of 1933. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on December 14, 2012, that became effective on January 25, 2013.
Credit Facility Debt

The Company's senior secured credit facilities include a six-year term loan facility (“2010 term loan facility”) in the amount of $815.0 million and a five-year revolving credit facility in the amount of $365.0 million (the “2010 revolving facility”). The Company’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $327.2 million as of December 31, 2012.

The 2010 term loan facility bears interest at a rate equal to, at the Company’s option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or an alternate base rate plus 2.50% per annum. The interest rate applicable to the 2010 term loan facility was approximately 5.00% as of December 31, 2012. The Company makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the 2010 term loan facility and will continue to make such payments until the maturity of the term debt.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8. DEFINED BENEFIT PENSION PLAN
The components of net pension plan credits for the Company’s defined benefit pension plan, a frozen plan for the benefit of certain current and previous employees in the Company's Michigan market, for the three and six months ended December 31, 2011 and 2012 are as follows (in millions):

	Three months ended December 31,		Six months ended December 31,
	2011	2012	2011	2012
Interest cost on projected benefit obligation	$13.0	$11.7	$26.0	$23.4
Expected return on assets	(14.6)	(15.6)	(28.6)	(31.1)
Total net pension plan credits	$(1.6)	$(3.9)	$(2.6)	$(7.7)
The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive loss. As of June 30, 2012, the Company recognized a change in the funded status of the pension plan as a decrease in equity through accumulated other comprehensive loss of $80.6 million ($49.2 million, net of taxes) based primarily on adjustments related to an increase in its unfunded pension liability due to a decrease in the discount rate used to measure the projected benefit obligation partially offset by an increase in the fair value of plan assets.
The Company made cash contributions of $15.4 million and $32.3 million to the pension plan trust during the six months ended December 31, 2011 and 2012, respectively.
9. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2012 and December 31, 2012 are as follows (in millions).

	June 30, 2012	December 31, 2012
Unrealized holding gain on investments in securities	$0.7	$4.0
Defined benefit pension plan	(80.6)	(80.6)
Post-employment defined benefit plan	0.9	0.9
Income tax benefit	30.6	29.2
Accumulated other comprehensive loss	$(48.4)	$(46.5)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

The following table sets forth the computation of basic and diluted earnings (loss) per share for the three months and six months ended December 31, 2011 and 2012 (dollars in millions, except share and per share amounts).

	Three months ended December 31,		Six months ended December 31,
	2011	2012	2011	2012
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$16.0	$12.2	$(5.6)	$26.0
Income (loss) from discontinued operations	(0.3)	—	(0.4)	0.1
Accretion of redeemable non-controlling interest, net of taxes	—	(0.6)	—	(1.3)
Income (loss) available to common stockholders	$15.7	$11.6	$(6.0)	$24.8

Denominator (in thousands):
Weighted average shares outstanding - basic	75,325	77,421	75,090	76,559
Effect of dilutive securities	3,407	2,204	—	2,646
Weighted average shares outstanding - diluted	78,732	79,625	75,090	79,205

Basic earnings (loss) per share:
Continuing operations	$0.22	$0.15	$(0.08)	$0.32
Discontinued operations	(0.01)	—	—	—
Basic earnings (loss) per share	$0.21	$0.15	$(0.08)	$0.32

Diluted earnings (loss) per share:
Continuing operations	$0.21	$0.14	$(0.08)	$0.31
Discontinued operations	(0.01)	—	—	—
Diluted earnings (loss) per share	$0.20	$0.14	$(0.08)	$0.31

For the three months ended December 31, 2011 and 2012, the Company excluded 4,471,000 and 4,601,000, respectively, and for the six months ended December 31, 2011 and 2012, the Company excluded 7,335,000 and 4,473,000, respectively, of potentially dilutive stock options and other stock-based awards from the calculation of diluted earnings per share because such stock-based awards were anti-dilutive or performance conditions were not met. For the six months ended December 31, 2011, the excluded amount also includes anti-dilutive securities that would have been dilutive had the Company recognized operating income for the period.

11. STOCK-BASED COMPENSATION

The Company issues stock-based awards, including stock options and other stock-based awards (restricted stock units and performance-based awards) in accordance with the Company’s various Board-approved compensation plans.

In June 2011, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), which effectively replaced the 2004 Stock Incentive Plan (the “2004 Plan”), from which stock-based awards were granted prior to the Company's initial public offering. No further equity awards will be made under the 2004 Plan. The 2011 Plan allows for the issuance of 14,000,000

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

shares of common stock, all of which may be granted as incentive stock awards. As of December 31, 2012, there were 8,098,027 shares of common stock available for grant under the 2011 Plan. As of December 31, 2012, there were 1,677,081 options, 1,273,229 restricted stock units and 1,060,354 performance-based restricted stock units outstanding under the 2011 Plan. Stock options issued under the 2011 Plan vest and become exercisable ratably over three years, while the time-based restricted stock and performance units vest ratably over four years. The 1,530,139 restricted shares outstanding at June 30, 2012 vested during the six months ended December 31, 2012.

The actual number of performance units earned may be increased or decreased based upon the Company's financial performance for the fiscal year during which the awards were granted. The Company recognized estimated expense for the three months and six months ended December 31, 2012 related to the performance-based awards based upon the Company achieving 100% of its targeted financial performance metrics for fiscal year 2013.
During the three months ended December 31, 2011 and 2012, under its stock incentive plans, the Company incurred stock-based compensation expense of $3.9 million and $2.7 million, respectively, and incurred $4.6 million and $4.9 million for the six months ended December 31, 2011 and 2012, respectively. Compensation cost related to stock-based awards will be adjusted for future changes in estimated forfeitures and actual results of performance measures.

12. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Six months ended December 31,
	2011	2012
Current:
Federal	$0.5	$5.0
State	1.5	0.1
Total current	2.0	5.1
Deferred:
Federal	(7.7)	8.7
State	0.9	(0.3)
Total deferred	(6.8)	8.4
Change in valuation allowance	0.9	(1.4)
Total income tax expense (benefit)	$(3.9)	$12.1

Income tax expense for the six months ended December 31, 2012 includes the impact of releasing a $1.5 million valuation allowance for unitary state net operating loss carryforwards.
The Company assesses the realization of its deferred tax assets to determine whether an income tax valuation allowance is required. Based on all available evidence, both positive and negative, and the weight of that evidence to the extent such evidence can be objectively verified, the Company determines whether it is more likely than not that all or a portion of the deferred tax assets will be realized. The main factors that the Company considers include:

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
During the six months ended December 31, 2012, management concluded that it was more likely than not that certain unitary state net operating loss deferred tax assets were realizable. Management based this determination on the Company

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

having cumulative pre-tax income in recent years exclusive of nonrecurring expenses associated with its initial public offering as well as forecasted income in the net operating loss carryforward period. The Company continues to maintain valuation allowances on state net operating losses in states without cumulative pre-tax income and in states where net operating loss deductions have been suspended due to uncertainty surrounding its ability to utilize the net operating losses during the prescribed carryforward periods.
As of December 31, 2012, the Company had generated net operating loss carryforwards for federal income tax and state income tax purposes of approximately $3.4 million and $523.0 million, respectively. The federal and state net operating loss carryforwards expire from 2020 to 2029 and 2013 to 2030, respectively.
The Company’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

13. SEGMENT INFORMATION
The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e. urban markets). Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans, including Chicago Health Systems, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; Phoenix Health Plan, a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona; ProCare Health Plan, a Medicaid managed health plan operating in Michigan; and Valley Baptist Insurance Company, which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following tables provide unaudited condensed financial information by operating segment for the three months and six months ended December 31, 2011 and 2012, including a reconciliation of Segment EBITDA to income (loss) from continuing operations before income taxes (in millions).

	Three months ended December 31, 2011
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,286.6	$—	$—	$1,286.6
Premium revenues	—	188.8	—	188.8
Inter-segment revenues	10.5	—	(10.5)	—
Total revenues	1,297.1	188.8	(10.5)	1,475.4

Salaries and benefits (excludes stock compensation)	689.2	9.3	—	698.5
Health plan claims expense (1)	—	147.3	—	147.3
Supplies	227.9	—	—	227.9
Other operating expenses-external	271.2	12.2	—	283.4
Operating expenses-intersegment	—	10.5	(10.5)	—
Medicare and Medicaid EHR incentives	(21.3)	—	—	(21.3)
Segment EBITDA (2)	130.1	9.5	—	139.6
Less:
Interest, net	43.8	(0.6)	—	43.2
Depreciation and amortization	64.6	1.2	—	65.8
Equity method income	(0.6)	—	—	(0.6)
Stock compensation	3.9	—	—	3.9
Loss on disposal of assets	0.4	—	—	0.4
Acquisition related expenses	0.4	—	—	0.4
Pension credits	(1.6)	—	—	(1.6)
Income from continuing operations before income taxes	$19.2	$8.9	$—	$28.1
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended December 31, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,319.8	$—	$—	$1,319.8
Premium revenues	—	193.3	—	193.3
Inter-segment revenues	9.5	—	(9.5)	—
Total revenues	1,329.3	193.3	(9.5)	1,513.1

Salaries and benefits (excludes stock compensation)	685.3	10.1	—	695.4
Health plan claims expense (1)	—	149.8	—	149.8
Supplies	232.4	0.1	—	232.5
Other operating expenses-external	301.1	11.0	—	312.1
Operating expenses-intersegment	—	9.5	(9.5)	—
Medicare and Medicaid EHR incentives	(14.5)	—	—	(14.5)
Segment EBITDA (2)	125.0	12.8	—	137.8
Less:
Interest, net	50.3	(0.6)	—	49.7
Depreciation and amortization	66.7	1.1	—	67.8
Equity method loss	0.2	—	—	0.2
Stock compensation	2.7	—	—	2.7
Loss on disposal of assets	1.9	—	—	1.9
Acquisition related expenses	0.1	—	—	0.1
Pension credits	(3.9)	—	—	(3.9)
Income from continuing operations before income taxes	$7.0	$12.3	$—	$19.3
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Six months ended December 31, 2011
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$2,511.9	$—	$—	$2,511.9
Premium revenues	—	399.8	—	399.8
Inter-segment revenues	19.1	—	(19.1)	—
Total revenues	2,531.0	399.8	(19.1)	2,911.7

Salaries and benefits (excludes stock compensation)	1,344.5	18.3	—	1,362.8
Health plan claims expense (1)	—	312.0	—	312.0
Supplies	441.4	0.1	—	441.5
Other operating expenses-external	538.6	22.9	—	561.5
Operating expenses-intersegment	—	19.1	(19.1)	—
Medicare and Medicaid EHR incentives	(24.4)	—	—	(24.4)
Segment EBITDA (2)	230.9	27.4	—	258.3
Less:
Interest, net	89.9	(0.9)	—	89.0
Depreciation and amortization	126.1	2.3	—	128.4
Equity method income	(0.7)	—	—	(0.7)
Stock compensation	4.6	—	—	4.6
Gain on disposal of assets	(0.8)	—	—	(0.8)
Acquisition related expenses	12.6	—	—	12.6
Debt extinguishment costs	38.9	—	—	38.9
Impairment and restructuring charges	(0.1)	—	—	(0.1)
Pension credits	(2.6)	—	—	(2.6)
Income (loss) from continuing operations before income taxes	$(37.0)	$26.0	$—	$(11.0)
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Six months ended December 31, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$2,614.1	$—	$—	$2,614.1
Premium revenues	—	369.7	—	369.7
Inter-segment revenues	19.7	—	(19.7)	—
Total revenues	2,633.8	369.7	(19.7)	2,983.8

Salaries and benefits (excludes stock compensation)	1,354.4	19.0	—	1,373.4
Health plan claims expense (1)	—	284.1	—	284.1
Supplies	458.5	0.1	—	458.6
Other operating expenses-external	600.3	22.2	—	622.5
Operating expenses-intersegment	—	19.7	(19.7)	—
Medicare and Medicaid EHR incentives	(25.8)	—	—	(25.8)
Segment EBITDA (2)	246.4	24.6	—	271.0
Less:
Interest, net	101.6	(1.1)	—	100.5
Depreciation and amortization	131.3	2.1	—	133.4
Equity method income	(0.4)	—	—	(0.4)
Stock compensation	4.9	—	—	4.9
Loss on disposal of assets	1.0	—	—	1.0
Realized losses on investments	0.2	—	—	0.2
Acquisition related expenses	0.1	—	—	0.1
Pension credits	(7.7)	—	—	(7.7)
Income from continuing operations before income taxes	$15.4	$23.6	$—	$39.0
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income (loss) from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income or loss, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income (loss), operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

14. CONTINGENCIES AND HEALTH CARE REGULATION
Contingencies
The Company is presently, and from time to time, subject to various claims and lawsuits arising in the normal course of business. In the opinion of management, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s financial position or results of operations, except the matters discussed below under “Governmental Regulation” and “Antitrust Lawsuits” could have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.
Capital Expenditure Commitments
As part of its acquisition of The Detroit Medical Center (“DMC”), effective January 1, 2011, the Company committed to spend a total of $850.0 million over a five-year period, $500.0 million of which related to a specific list of expansion projects. As of December 31, 2012, the Company had spent approximately $240.5 million related to this commitment, including approximately $132.2 million related to the specific project list. Under the terms of the DMC acquisition agreement, the Company was required to spend at least $80.0 million related to the specific list of expansion projects through December 31, 2011. Since this commitment was not met, the Company deposited $41.8 million of cash into an escrow account restricted for the purpose of funding capital expenditures related to the specific project list in February 2012. As of December 31, 2012, the Company has been reimbursed the full $41.8 million from the escrow account resulting from capital expenditures made subsequent to December 2011. As of December 31, 2012, the Company has spent approximately $52.2 million related to calendar year 2012 commitments and will deposit into escrow the calendar year estimated shortfall of $27.8 million in February 2013. As of December 31, 2012, the Company estimated its remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $140.3 million.
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
Due to changes in claims development related to prior fiscal years, the Company reduced its professional and general liability reserve by $5.8 million ($3.6 million, or $0.05 per diluted share, net of taxes) and $7.0 million ($4.3 million, or $0.06 per diluted share, net of taxes) for the three months and six months ended December 31, 2011, respectively. No changes to the Company's professional and general liability reserves related to prior year estimate changes were recognized during the three months ended December 31, 2012. The Company increased the reserves related to prior fiscal years by $6.2 million ($3.8 million, or $0.05 per diluted share, net of taxes) for the six months ended December 31, 2012.
Similarly, the Company decreased its workers compensation reserve related to prior fiscal years by $0.5 million ($0.3 million, or $0.01 per diluted share, net of taxes) and $2.2 million ($1.3 million, or $0.02 per diluted share, net of taxes) during the six months ended December 31, 2011 and 2012, respectively. No changes to the Company's workers compensation reserves related to prior year estimate changes were recognized during the three months ended December 31, 2011 or 2012.
Additional adjustments to prior fiscal year estimates for professional and general liability or workers compensation claims may be necessary in future periods as the Company’s reporting history and loss portfolio matures.

Governmental Regulation

ICD Matter

In September 2010 the Company received a letter, which was signed jointly by an Assistant United States Attorney in the Southern District of Florida and an attorney from the U.S. Department of Justice (“DOJ”) Civil Division, stating that, among other things, (1) the DOJ is conducting an investigation to determine whether or not certain hospitals have submitted claims for payment for the implantation of implantable cardioverter defibrillators (“ICDs”) which were not medically indicated and/or otherwise violated Medicare payment policy; (2) the investigation covers the time period commencing with Medicare’s expansion of coverage of ICDs in 2003 through the present; (3) the relevant CMS National Coverage Determination excludes Medicare coverage for ICDs implanted for primary prevention in patients who have had an acute myocardial infarction within

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

the past 40 days or an angioplasty or bypass surgery within the past three months; (4) the DOJ’s initial analysis of claims submitted to Medicare indicates that many of the Company's hospitals may have submitted claims for ICDs and related services that were excluded from coverage; (5) the DOJ’s review is preliminary, but continuing, and it may include medical review of patient charts and other documents, along with statements under oath; and (6) the Company and its hospitals should ensure the retention and preservation of all information, electronic or otherwise, pertaining or related to ICDs. Upon receipt of this letter, the Company immediately took steps to retain and preserve all of the Company's information and that of its hospitals related to ICDs.
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
The Company intends to cooperate fully with the investigation of this matter. To date, the DOJ has not asserted any specific claim of damages against the Company or its hospitals. Because the Company still is in the early stages of this investigation, the Company is unable to predict its timing or outcome at this time. However, as the Company understands that this investigation is being conducted under the federal False Claims Act (“FCA”), the Company is at risk for significant damages under the FCA’s treble damages and civil monetary penalty provisions if the DOJ concludes a large percentage of claims for the identified patients are false claims and, as a result, such damages could materially affect the Company's business, financial condition or results of operations.

United States of America ex rel. Brad Graber v. VHS Outpatient Clinics, Inc. d/b/a Abrazo Medical Group and Vanguard Health Systems, Inc.

On July 11, 2012, the Company was served with a summons in a civil action that was originally filed under seal on December 15, 2011 with the U.S. District Court for the District of Arizona. This action was brought by Brad Graber as a private party “qui tam relator” on behalf of the federal government and various state governments. On June 21, 2012, the U.S. Government filed a Notice of Election to Decline Intervention. On June 25, 2012, the court issued an order unsealing the action. The Company has settled the lawsuit and as part of that settlement Mr. Graber agreed to dismiss the qui tam suit. The DOJ filed a motion with the U.S. District Court for the District of Arizona stating that it did not oppose or object to the dismissal of the qui tam suit or the settlement agreement.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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
Guarantees
As part of its contract with the AHCCCS, PHP is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of December 31, 2012, the Company maintained this performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers. The Company also has a surety bond for its Michigan Pioneer ACO in the amount of $3.0 million as part of the requirements set forth by CMS and has other miscellaneous surety bonds for various corporate needs.

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
The Company's redeemable noncontrolling interest (“RNCI”) resulted from this put option. The carrying value of the RNCI has been determined based upon the discounted expected redemption value as of December 31, 2012. For each reporting period through the third anniversary of the acquisition, the Company accretes the carrying value of the RNCI up to the expected redemption value as of September 1, 2014. If the seller exercises this option, the Company may purchase the non-controlling interest with cash or by issuing stock. It is the Company’s intent to settle the exercise of the put or call option in cash. If the put option were to be settled in shares, approximately 6,563,000 shares of the Company’s common stock would be required to be issued based upon the closing price of the Company’s common stock on December 31, 2012.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

15. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTOR SUBSIDIARIES

The Company conducts substantially all of its business through its subsidiaries. Most of the Company’s subsidiaries jointly and severally guarantee the 8.0% Senior Unsecured Notes due 2018 and the 7.750% Senior Notes due 2019. The subsidiary guarantee release provisions under the indentures governing these notes are considered customary and include the sale, merger or transfer of the subsidiary's assets or capital stock under a qualifying transaction as set forth in the indentures; the full release or discharge of the indebtedness including a legal defeasance or a qualifying covenant defeasance; and the designation of the subsidiary as an unrestricted subsidiary as set forth in the indentures.

Certain of the Company’s other consolidated wholly-owned and non-wholly-owned entities do not guarantee these notes in conformity with the provisions of the indentures governing those notes, and do not guarantee the 2010 term loan facility or the 2010 revolving facility in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Company as of June 30, 2012 and December 31, 2012 and for the three months and six months ended December 31, 2011 and December 31, 2012 follows.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
June 30, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$305.8	$149.7	$—	$455.5
Restricted cash	—	—	—	0.8	1.6	—	2.4
Accounts receivable, net	—	—	—	570.8	131.3	—	702.1
Inventories	—	—	—	93.2	3.8	—	97.0
Prepaid expenses and other current assets	0.1	—	—	281.8	44.1	—	326.0
Total current assets	0.1	—	—	1,252.4	330.5	—	1,583.0
Property, plant and equipment, net	—	—	—	1,802.6	307.5	—	2,110.1
Goodwill	—	—	—	680.9	87.5	—	768.4
Intangible assets, net	—	49.0	0.3	27.0	12.7	—	89.0
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	—	51.8	—	51.8
Intercompany receivable	—	1,674.2	—	—	—	(1,674.2)	—
Other assets	—	—	—	65.3	120.5	—	185.8
Total assets	$608.9	$1,723.2	$0.3	$3,828.2	$910.5	$(2,283.0)	$4,788.1

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$316.8	$73.8	$—	$390.6
Accrued expenses and other current liabilities	0.1	73.2	—	392.7	120.9	—	586.9
Current maturities of long-term debt	—	8.2	—	2.1	0.9	—	11.2
Total current liabilities	0.1	81.4	—	711.6	195.6	—	988.7
Other liabilities	—	—	—	547.6	201.8	—	749.4
Long-term debt, less current maturities	—	2,672.0	9.9	4.2	9.3	—	2,695.4
Intercompany payable	307.3	—	66.7	1,483.6	193.5	(2,051.1)	—
Redeemable non-controlling interests	—	—	—	—	53.1	—	53.1
Total equity (deficit)	301.5	(1,030.2)	(76.3)	1,081.2	257.2	(231.9)	301.5
Total liabilities and equity	$608.9	$1,723.2	$0.3	$3,828.2	$910.5	$(2,283.0)	$4,788.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Balance Sheets
December 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$276.2	$81.6	$—	$357.8
Restricted cash	—	—	—	4.1	1.6	—	5.7
Accounts receivable, net	—	—	—	562.5	103.9	—	666.4
Inventories	—	—	—	85.4	11.2	—	96.6
Prepaid expenses and other current assets	—	—	—	212.1	56.0	—	268.1
Total current assets	—	—	—	1,140.3	254.3	—	1,394.6
Property, plant and equipment, net	—	—	—	1,846.2	299.1	—	2,145.3
Goodwill	—	—	—	672.4	100.3	—	772.7
Intangible assets, net	—	45.0	0.3	31.5	11.0	—	87.8
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	—	57.9	—	57.9
Intercompany receivable	—	1,573.3	—	—	—	(1,573.3)	—
Other assets	—	—	—	73.5	106.6	—	180.1
Total assets	$608.8	$1,618.3	$0.3	$3,763.9	$829.2	$(2,182.1)	$4,638.4

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$309.2	$59.9	$—	$369.1
Accrued expenses and other current liabilities	0.1	73.4	—	335.0	111.2	—	519.7
Current maturities of long-term debt	—	8.2	—	2.7	1.7	—	12.6
Total current liabilities	0.1	81.6	—	646.9	172.8	—	901.4
Other liabilities	—	—	—	501.9	156.8	—	658.7
Long-term debt, less current maturities	—	2,669.7	10.3	3.6	7.0	—	2,690.6
Intercompany payable	276.3	—	66.9	1,475.2	131.8	(1,950.2)	—
Redeemable non-controlling interests	—	—	—	—	55.3	—	55.3
Total equity (deficit)	332.4	(1,133.0)	(76.9)	1,136.3	305.5	(231.9)	332.4
Total liabilities and equity	$608.8	$1,618.3	$0.3	$3,763.9	$829.2	$(2,182.1)	$4,638.4

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended December 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,139.4	$152.9	$(5.7)	$1,286.6
Premium revenues	—	—	—	25.3	167.3	(3.8)	188.8
Total revenues	—	—	—	1,164.7	320.2	(9.5)	1,475.4

Salaries and benefits	3.9	—	—	628.9	69.6	—	702.4
Health plan claims expense	—	—	—	5.8	147.2	(5.7)	147.3
Supplies	—	—	—	202.9	25.0	—	227.9
Purchased services	—	—	—	111.7	21.7	—	133.4
Rents and leases	—	—	—	15.2	3.5	—	18.7
Other operating expenses	—	—	—	113.2	21.9	(3.8)	131.3
Medicare and Medicaid EHR incentives	—	—	—	(21.3)	—	—	(21.3)
Depreciation and amortization	—	—	—	56.1	9.7	—	65.8
Interest, net	—	43.5	0.4	(4.8)	4.1	—	43.2
Acquisition related expenses	—	—	—	0.2	0.2	—	0.4
Management fees	—	—	—	(7.2)	7.2	—	—
Other	—	—	—	(1.4)	(0.4)	—	(1.8)
Income (loss) from continuing operations before income taxes	(3.9)	(43.5)	(0.4)	65.4	10.5	—	28.1
Income tax benefit (expense)	(11.3)	—	—	—	4.3	(4.3)	(11.3)
Equity in earnings of subsidiaries	30.9	—	—	—	—	(30.9)	—
Income (loss) from continuing operations	15.7	(43.5)	(0.4)	65.4	14.8	(35.2)	16.8
Loss from discontinued operations, net of taxes	—	—	—	(0.3)	—	—	(0.3)
Net income (loss)	15.7	(43.5)	(0.4)	65.1	14.8	(35.2)	16.5
Net income attributable to non-controlling interests	—	—	—	—	(0.8)	—	(0.8)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.7	$(43.5)	$(0.4)	$65.1	$14.0	$(35.2)	$15.7

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the three months ended December 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,108.5	$217.7	$(6.4)	$1,319.8
Premium revenues	—	—	—	15.4	177.9	—	193.3
Total revenues	—	—	—	1,123.9	395.6	(6.4)	1,513.1

Salaries and benefits	2.7	—	—	552.6	142.8	—	698.1
Health plan claims expense	—	—	—	9.1	147.1	(6.4)	149.8
Supplies	—	—	—	206.1	26.4	—	232.5
Purchased services	—	—	—	117.2	31.0	—	148.2
Rents and leases	—	—	—	13.8	5.0	—	18.8
Other operating expenses	0.1	—	—	118.9	26.1	—	145.1
Medicare and Medicaid EHR incentives	—	—	—	(14.4)	(0.1)	—	(14.5)
Depreciation and amortization	—	—	—	57.2	10.6	—	67.8
Interest, net	—	51.4	0.3	(9.7)	7.7	—	49.7
Acquisition related expenses	—	—	—	0.1	—	—	0.1
Management fees	—	—	—	(3.3)	3.3	—	—
Other	—	—	—	(1.7)	(0.1)	—	(1.8)
Income (loss) from continuing operations before income taxes	(2.8)	(51.4)	(0.3)	78.0	(4.2)	—	19.3
Income tax benefit (expense)	(7.2)	—	—	—	(3.6)	3.6	(7.2)
Equity in earnings of subsidiaries	22.2	—	—	—	—	(22.2)	—
Net income (loss)	12.2	(51.4)	(0.3)	78.0	(7.8)	(18.6)	12.1
Net loss attributable to non-controlling interests	—	—	—	—	0.1	—	0.1
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$12.2	$(51.4)	$(0.3)	$78.0	$(7.7)	$(18.6)	$12.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the six months ended December 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$2,296.1	$228.9	$(13.1)	$2,511.9
Premium revenues	—	—	—	39.9	367.5	(7.6)	399.8
Total revenues	—	—	—	2,336.0	596.4	(20.7)	2,911.7

Salaries and benefits	4.6	—	—	1,253.1	109.7	—	1,367.4
Health plan claims expense	—	—	—	16.3	308.8	(13.1)	312.0
Supplies	—	—	—	403.7	37.8	—	441.5
Purchased services	—	—	—	226.5	33.9	—	260.4
Rents and leases	—	—	—	31.2	5.5	—	36.7
Other operating expenses	0.1	—	—	232.5	39.4	(7.6)	264.4
Medicare and Medicaid EHR incentives	—	—	—	(24.4)	—	—	(24.4)
Depreciation and amortization	—	—	—	113.3	15.1	—	128.4
Interest, net	—	86.3	3.8	(7.6)	6.5	—	89.0
Acquisition related expenses	—	—	—	8.0	4.6	—	12.6
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Management fees	—	—	—	(13.4)	13.4	—	—
Other	—	—	—	(3.9)	(0.3)	—	(4.2)
Income (loss) from continuing operations before income taxes	(4.7)	(86.3)	(42.7)	100.7	22.0	—	(11.0)
Income tax benefit (expense)	3.9	—	—	—	9.7	(9.7)	3.9
Equity in earnings of subsidiaries	(5.2)	—	—	—	—	5.2	—
Income (loss) from continuing operations	(6.0)	(86.3)	(42.7)	100.7	31.7	(4.5)	(7.1)
Loss from discontinued operations, net of taxes	—	—	—	(0.4)	—	—	(0.4)
Net income (loss)	(6.0)	(86.3)	(42.7)	100.3	31.7	(4.5)	(7.5)
Net loss attributable to non-controlling interests	—	—	—	—	1.5	—	1.5
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(6.0)	$(86.3)	$(42.7)	$100.3	$33.2	$(4.5)	$(6.0)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Operations
For the six months ended December 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$2,201.3	$426.2	$(13.4)	$2,614.1
Premium revenues	—	—	—	30.0	339.7	—	369.7
Total revenues	—	—	—	2,231.3	765.9	(13.4)	2,983.8

Salaries and benefits	4.9	—	—	1,089.6	283.8	—	1,378.3
Health plan claims expense	—	—	—	17.0	280.5	(13.4)	284.1
Supplies	—	—	—	407.7	50.9	—	458.6
Purchased services	—	—	—	232.4	63.0	—	295.4
Rents and leases	—	—	—	28.0	9.8	—	37.8
Other operating expenses	0.2	—	—	237.1	52.0	—	289.3
Medicare and Medicaid EHR incentives	—	—	—	(20.4)	(5.4)	—	(25.8)
Depreciation and amortization	—	—	—	112.4	21.0	—	133.4
Interest, net	—	102.8	0.6	(17.8)	14.9	—	100.5
Acquisition related expenses	—	—	—	0.1	—	—	0.1
Management fees	—	—	—	(6.6)	6.6	—	—
Other	—	—	—	(6.7)	(0.2)	—	(6.9)
Income (loss) from continuing operations before income taxes	(5.1)	(102.8)	(0.6)	158.5	(11.0)	—	39.0
Income tax benefit (expense)	(12.1)	—	—	—	(6.6)	6.6	(12.1)
Equity in earnings of subsidiaries	43.3	—	—	—	—	(43.3)	—
Income (loss) from continuing operations	26.1	(102.8)	(0.6)	158.5	(17.6)	(36.7)	26.9
Income from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1
Net income (loss)	26.1	(102.8)	(0.6)	158.6	(17.6)	(36.7)	27.0
Net income attributable to non-controlling interests	—	—	—	—	(0.9)	—	(0.9)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$26.1	$(102.8)	$(0.6)	$158.6	$(18.5)	$(36.7)	$26.1

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended December 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$15.7	$(43.5)	$(0.4)	$65.1	$14.8	$(35.2)	$16.5
Other comprehensive income:
Change in unrealized holding gains on investments in securities, net	—	—	—	—	1.4	—	1.4
Other comprehensive income before taxes	—	—	—	—	1.4	—	1.4
Change in income tax expense	—	—	—	—	(0.5)	—	(0.5)
Other comprehensive income, net of taxes	—	—	—	—	0.9	—	0.9
Comprehensive income (loss)	15.7	(43.5)	(0.4)	65.1	15.7	(35.2)	17.4
Net income attributable to non-controlling interests	—	—	—	—	(0.8)	—	(0.8)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$15.7	$(43.5)	$(0.4)	$65.1	$14.9	$(35.2)	$16.6

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended December 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$12.2	$(51.4)	$(0.3)	$78.0	$(7.8)	$(18.6)	$12.1
Other comprehensive income:
Change in unrealized holding gains on investments in securities, net	—	—	—	—	1.1	—	1.1
Other comprehensive income before taxes	—	—	—	—	1.1	—	1.1
Change in income tax expense	—	—	—	—	(0.4)	—	(0.4)
Other comprehensive income, net of taxes	—	—	—	—	0.7	—	0.7
Comprehensive income (loss)	12.2	(51.4)	(0.3)	78.0	(7.1)	(18.6)	12.8
Net loss attributable to non-controlling interests	—	—	—	—	0.1	—	0.1
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$12.2	$(51.4)	$(0.3)	$78.0	$(7.0)	$(18.6)	$12.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended December 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$(6.0)	$(86.3)	$(42.7)	$100.3	$31.7	$(4.5)	$(7.5)
Other comprehensive loss:
Change in unrealized holding losses on investments in securities, net	—	—	—	—	(1.8)	—	(1.8)
Other comprehensive loss before taxes	—	—	—	—	(1.8)	—	(1.8)
Change in income tax benefit	—	—	—	—	0.9	—	0.9
Other comprehensive loss, net of taxes	—	—	—	—	(0.9)	—	(0.9)
Comprehensive income (loss)	(6.0)	(86.3)	(42.7)	100.3	30.8	(4.5)	(8.4)
Net loss attributable to non-controlling interests	—	—	—	—	1.5	—	1.5
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(6.0)	$(86.3)	$(42.7)	$100.3	$32.3	$(4.5)	$(6.9)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Comprehensive Income (Loss)
For the six months ended December 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$26.1	$(102.8)	$(0.6)	$158.6	$(17.6)	$(36.7)	$27.0
Other comprehensive income:
Change in unrealized holding gains on investments in securities, net	—	—	—	—	3.3	—	3.3
Other comprehensive income before taxes	—	—	—	—	3.3	—	3.3
Change in income tax expense	—	—	—	—	(1.4)	—	(1.4)
Other comprehensive income, net of taxes	—	—	—	—	1.9	—	1.9
Comprehensive income (loss)	26.1	(102.8)	(0.6)	158.6	(15.7)	(36.7)	28.9
Net income attributable to non-controlling interests	—	—	—	—	(0.9)	—	(0.9)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$26.1	$(102.8)	$(0.6)	$158.6	$(16.6)	$(36.7)	$28.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2011

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$(6.0)	$(86.3)	$(42.7)	$100.3	$31.7	$(4.5)	$(7.5)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations, net of taxes	—	—	—	0.4	—	—	0.4
Depreciation and amortization	—	—	—	113.3	15.1	—	128.4
Amortization of loan costs	—	3.2	—	—	—	—	3.2
Accretion of principal on notes	—	1.4	3.8	—	—	—	5.2
Acquisition related expenses	—	—	—	8.0	4.6	—	12.6
Stock compensation	4.6	—	—	—	—	—	4.6
Deferred income taxes	(5.9)	—	—	—	—	—	(5.9)
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Other	—	—	—	(1.1)	—	—	(1.1)
Changes in operating assets and liabilities net of the impact of acquisitions	7.3	10.6	—	(167.7)	(15.4)	(7.0)	(172.2)
Net cash provided by (used in) operating activities — continuing operations	—	(71.1)	—	53.2	36.0	(11.5)	6.6
Net cash used in operating activities — discontinued operations	—	—	—	(0.4)	—	—	(0.4)
Net cash provided by (used in) operating activities	$—	$(71.1)	$—	$52.8	$36.0	$(11.5)	$6.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2011
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(209.9)	$1.1	$—	$(208.8)
Capital expenditures	—	—	—	(132.0)	(5.2)	—	(137.2)
Net proceeds from sales of investments in securities	—	—	—	1.9	10.0	—	11.9
Other investing activities	—	—	—	2.3	(3.0)	—	(0.7)
Net cash provided by (used in) investing activities	—	—	—	(337.7)	2.9	—	(334.8)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(8.2)	(445.8)	(6.6)	(0.1)	—	(460.7)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payment of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Cash provided by (used in) intercompany activity	(60.2)	79.3	473.4	(301.2)	(201.0)	9.7	—
Other financing activities	(0.4)	—	—	—	(3.0)	1.8	(1.6)
Net cash provided by (used in) financing activities	—	71.1	—	(307.8)	(204.1)	11.5	(429.3)
Net decrease in cash and cash equivalents	—	—	—	(592.7)	(165.2)	—	(757.9)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6
Cash and cash equivalents, end of period	$—	$—	$—	$51.4	$127.3	$—	$178.7

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$26.1	$(102.8)	$(0.6)	$158.6	$(17.6)	$(36.7)	$27.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)
Depreciation and amortization	—	—	—	112.4	21.0	—	133.4
Amortization of loan costs	—	4.4	—	—	—	—	4.4
Accretion of principal on senior discount notes	—	1.7	0.5	—	—	—	2.2
Acquisition related expenses	—	—	—	0.1	—	—	0.1
Stock compensation	4.9	—	—	—	—	—	4.9
Deferred income taxes	7.0	—	—	—	—	—	7.0
Other	—	—	—	1.2	—	—	1.2
Changes in operating assets and liabilities, net of impact of acquisitions	(38.0)	0.1	—	(52.3)	(46.0)	43.3	(92.9)
Net cash provided by (used in) operating activities — continuing operations	—	(96.6)	(0.1)	219.9	(42.6)	6.6	87.2
Net cash provided by operating activities — discontinued operations	—	—	—	0.1	—	—	0.1
Net cash provided by (used in) operating activities	$—	$(96.6)	$(0.1)	$220.0	$(42.6)	$6.6	$87.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

VANGUARD HEALTH SYSTEMS, INC.
Condensed Consolidating Statements of Cash Flows
For the six months ended December 31, 2012
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(6.9)	$(0.3)	$—	$(7.2)
Capital expenditures	—	—	—	(178.4)	(8.8)	—	(187.2)
Net purchases of investments in securities	—	—	—	—	(3.0)	—	(3.0)
Net reimbursements from restricted cash and escrow fund	—	—	—	17.8	—	—	17.8
Other investing activities	—	—	—	1.3	—	—	1.3
Net cash used in investing activities	—	—	—	(166.2)	(12.1)	—	(178.3)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(4.1)	—	0.1	(1.5)	—	(5.5)
Other financing activities	(1.2)	(0.2)	—	—	0.2	—	(1.2)
Cash provided by (used in) intercompany activity	1.2	100.9	0.1	(83.5)	(12.1)	(6.6)	—
Net cash provided by (used in) financing activities	—	96.6	0.1	(83.4)	(13.4)	(6.6)	(6.7)
Net decrease in cash and cash equivalents	—	—	—	(29.6)	(68.1)	—	(97.7)
Cash and cash equivalents, beginning of period	—	—	—	305.8	149.7	—	455.5
Cash and cash equivalents, end of period	$—	$—	$—	$276.2	$81.6	$—	$357.8

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

•
a reduction or elimination of supplemental Medicare and Medicaid payments on which we depend, including disproportionate share payments, indirect medical education/graduate medical education payments, upper payment limit programs (“UPL”) and other similar payments;

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

•	potential adverse impact of known and unknown governmental investigations and audits;

•	increased compliance costs from further government regulation of health care and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations;

•	our failure to adequately enhance our facilities with technologically advanced equipment;

•	the availability of capital to fund our corporate growth strategy and improvements to our existing facilities;

•	potential lawsuits or other claims asserted against us;

•	our ability to maintain or increase patient membership and control costs of our managed health care plans;

•	failure of the Arizona Health Care Cost Containment System (“AHCCCS”) to renew its contract with, or award future contracts with similar terms and scope to, Phoenix Health Plan;

•	PHP’s ability to comply with the terms of its contract with AHCCCS;

•	our inability to accurately estimate and manage health plan claims expense within our health plans;

•	our inability to accurately estimate and manage employee medical benefits expense within our health plans;

•	reductions in the enrollment of our health plans;

•	changes in general economic conditions nationally and regionally in our markets;

•	our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts;

•	dependence on our senior management team and local management personnel;

•	volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims;

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
Our forward-looking statements speak only as of the date made. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise. We advise you, however, to consult any additional disclosures we make in our other filings with the Securities and Exchange Commission (the “SEC”). You are cautioned not to rely on such forward-looking statements when evaluating the information contained in this report on Form 10-Q. In light of significant uncertainties inherent in the forward-looking statements included in this report on Form 10-Q, you should not regard the inclusion of such information as a representation by us that the objectives and plans anticipated by the forward-looking statements will occur or be achieved or, if any of them do, what impact they will have on our financial condition, results of operations or cash flows.

Executive Overview

Our mission is to transform the delivery of health services we provide to our communities by implementing innovative population health models and creating a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving our quality of care, transforming the delivery of care to a fee-for-value basis, expanding services to further our continuum of care, and selectively developing or acquiring other health care businesses where we see an opportunity to improve our operating performance and expand our mission. We believe this business strategy provides a framework for long-term success in an industry that is undergoing significant change; however, we expect to continue to experience operating challenges in the short-term until the general economy improves and our initiatives are fully implemented.
As of December 31, 2012, we owned and operated 28 hospitals with a total of 7,064 licensed beds and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. As of December 31, 2012, we also owned five health plans with approximately 236,000 members. Our health plans include Chicago Health Systems (“CHS”), a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; Phoenix Health Plan (“PHP”), a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan (“AAHP”), a Medicare and Medicaid dual eligible managed health plan operating in Arizona; ProCare Health Plan (“ProCare”), a Medicaid managed health plan operating in Michigan; and Valley Baptist Insurance Company (“VBIC”), which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

During the three months and six months ended December 31, 2012, our revenue growth was impacted by ongoing challenges including less demand for elective services, some of which related to a weak general economy, and a shift from services provided to patients with managed care coverage to uninsured patients. We believe these challenges will not subside significantly in the near future. Capitation rate decreases at PHP implemented by Arizona’s Medicaid plan and changes in eligibility qualification for certain categories of members that went into effect on October 1, 2011 caused a decrease in health plan revenues during the six months ended December 31, 2012. PHP was able to make adjustments to Medicaid reimbursement rates paid to health care providers resulting in decreased claims expense to offset a portion of the revenue decrease. We have been able to reduce certain costs to mitigate the impact of our limited revenue growth, but we are not certain these cost reduction measures will be sustainable if economic weakness persists during the remainder of fiscal 2013 and beyond.

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
Expansion of ambulatory and population health services

As we attempt to remain flexible and competitive in a dynamic health care environment, we have added focus and resources to our ambulatory care endeavors. As of December 31, 2012, we employed approximately 700 non-resident physicians and will continue to recruit primary care and specialty physicians and physician groups to the communities that we serve as market-specific needs warrant. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. During the first quarter of fiscal 2013, we entered into a joint venture arrangement with a leading national physician practice management company to add efficiencies to these practices and help prepare us for the transition to fee-for-value reimbursement. We have also established Physician Leadership Councils, comprised of physicians focused on driving clinical and operational performance, at most of our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals. We believe our hospitalist employment strategy is a key element of our focus on patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.

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

Implementation of our Clinical Quality Initiatives

Quality of care will have a greater impact on governmental reimbursement in the future. We have implemented many clinical quality initiatives and are in the process of implementing several others. These initiatives include monthly review of reportable Centers for Medicare and Medicaid Services (“CMS”) quality indicators, rapid response teams, continued focus on work flow efficiency and process improvement, establishing clinical standards of care across key system service lines, improving transition of care to reduce hospital readmissions and aligning hospital management incentive compensation with quality performance indicators.
Governmental Regulation
Health Reform Law. The provisions included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), enacted in March 2010, provide for, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health insurance exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement, including market basket and disproportionate share payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and Exchange insurance plans. The Health Reform Law is also under considerable scrutiny from Congress, and the states are moving at different speeds to implement portions of the Health Reform Law left to their discretion. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we hope to transform our delivery of care to adapt to the changes from the Health Reform Law that will be implemented during the next several years.

Budget Control Act. On August 2, 2011, Congress enacted the Budget Control Act of 2011.  This law increased the nation's borrowing authority while taking steps to reduce federal spending and the deficit.  The deficit reduction component is being implemented in two phases.  In the first phase, the law imposed caps that reduce discretionary (non-entitlement) spending by more than $900 billion over ten years, beginning in federal fiscal year (“FFY”) 2012.  Under a second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” will be triggered under which a total of $1.2 trillion in automatic, across-the board spending reductions were to be implemented over ten years.  The deadline for congressional action was January 2, 2013, but, as part of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, the deadline for sequestration has been extended to March 1, 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and Children's Health Insurance Program (“CHIP”)) are exempt from these automatic spending reductions and Medicare expenditures cannot be reduced by more than two percent.  If sequestration goes into effect and these reductions are implemented, Medicare payments to hospitals and payments for other services could be reduced.  Congress may take additional action prior to March 1, 2013 to further reduce federal spending and the deficit to avoid sequestration being triggered.  If so, Medicare, Medicaid and CHIP spending could be reduced further, and provider payments under those programs could be substantially reduced.

Accountable Care Organizations. The Health Reform Law requires the establishment of Medicare shared savings plans (“MSSPs”) that promote accountability and coordination of care through the creation of Accountable Care Organizations (“ACOs”). MSSP ACOs receive payment from Medicare on a fee-for-service basis and may receive additional “shared savings” payments or be at-risk for the payment to CMS of “shared losses” based on an increase or decrease in annual fee-for-service payments to the ACO. CMS estimates that approximately 50-270 organizations will enter into ACO agreements with an estimated aggregate median impact of $1.31 billion in bonus payments to ACOs for calendar years 2012-2015. In addition to the MSSP ACO model, CMS developed the “Pioneer ACO” model. The Pioneer ACO model generally requires compliance with the MSSP ACO program rules in the final regulations, but differs from the finalized MSSP ACO model in several ways, including, but not limited to, higher levels of sharing and risk, opportunity for population-based payments, requirements for outcomes-based payment contracting with other payers and a higher number of assigned beneficiaries.

We were approved to become a Pioneer ACO effective January 1, 2012 in our Michigan market. We have also been awarded MSSP ACOs, effective July 1, 2012, in Illinois and Texas and two additional MSSP ACOs, effective January 1, 2013, in Massachusetts and Arizona. We expect to continue to explore opportunities to develop or enhance ACOs in our markets.

Medicare and Medicaid EHR Incentive Payments. The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. Our pre-tax income was positively impacted by combined Medicare and Medicaid EHR incentives of $21.3 million and $14.5 million for the three months ended December 31, 2011 and 2012, respectively, and $24.4 million and $25.8 million for the six months ended December 31, 2011 and 2012, respectively. We believe that the operational benefits of EHR technology, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business. We incur both capital expenditures and operating expenses in connection with the implementation of our various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of our cash receipts or recognition of the EHR incentives as other income.
Payer Mix Shifts

During the three months and six months ended December 31, 2012 compared to the prior year periods, we provided more health care services to patients who were uninsured and provided fewer health care services to patients who had insurance coverage. Much of this shift resulted from general economic weakness in the markets we serve and Medicaid eligibility reductions in Arizona. Our acquisition of The Detroit Medical Center (“DMC”) increased the percentage of services we provide to Medicaid patients compared to periods prior to this acquisition. We are uncertain how long the economic weakness will continue, but believe that conditions will not improve during the remainder of our 2013 fiscal year.

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
We receive payment for patient services from:

•	the federal government, primarily under the Medicare program;

•	state Medicaid programs;

•	health maintenance organizations, preferred provider organizations, managed Medicare providers, managed Medicaid providers and other private insurers; and

•	individual patients.

The following table sets forth the percentages of net patient revenues by payer for the three months and six months ended December 31, 2011 and 2012.

	Three months ended December 31,		Six months ended December 31,
	2011	2012	2011	2012
Medicare	28.2%	27.1%	27.4%	27.3%
Medicaid	13.9	13.4	14.3	13.5
Managed Medicare	11.1	11.7	10.7	11.5
Managed Medicaid	8.7	10.2	9.6	10.1
Managed care	34.5	34.1	34.8	34.1
Self pay	1.2	2.0	1.3	2.0
Other	2.4	1.5	1.9	1.5
Total	100.0%	100.0%	100.0%	100.0%
See “Business – Sources of Revenues,” included in Part I, Item 1 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2012 for a description of the types of payments we receive for services provided to patients enrolled in the traditional Medicare plan (both for inpatient and outpatient services), managed Medicare plans, Medicaid plans, managed Medicaid plans and managed care plans. In that section, we also discuss the unique reimbursement features of the traditional Medicare plan, including disproportionate share, outlier cases and direct graduate and indirect medical education, including the annual Medicare regulatory updates published by CMS in August 2012 that impact reimbursement rates under the plan for services provided during the FFY beginning October 1, 2012 and the impact of the Health Reform Law on these reimbursements.
Volumes by Payer
During the six months ended December 31, 2012 compared to the six months ended December 31, 2011, discharges increased 1.7% and adjusted discharges increased 3.2% primarily due to the impact of our acquisition of Valley Baptist Health System effective September 1, 2011. On a same store basis, discharges decreased 1.8% and adjusted discharges decreased 0.2%. The following table provides details of discharges by payer for the three months and six months ended December 31, 2011 and 2012.

	Three months ended December 31,				Six months ended December 31,
	2011		2012		2011		2012
Medicare	21,220	29.5%	20,658	29.1%	40,485	28.9%	40,587	28.5%
Medicaid	8,514	11.8	6,942	9.8	15,630	11.2	13,810	9.7
Managed Medicare	8,712	12.1	9,026	12.7	17,126	12.2	17,747	12.5
Managed Medicaid	11,824	16.4	12,916	18.2	23,944	17.1	26,225	18.4
Managed care	16,404	22.8	15,838	22.3	32,186	23.0	32,026	22.5
Self pay	4,954	6.9	5,216	7.4	10,032	7.1	11,297	7.9
Other	333	0.5	384	0.5	719	0.5	769	0.5
Total	71,961	100.0%	70,980	100.0%	140,122	100.0%	142,461	100.0%
Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same store basis was $9,383 and $9,598 for the six months ended December 31, 2011 and 2012, respectively. Growth in this ratio continues to be limited by the payer mix shifts we have experienced since the prior year periods. During the six months ended December 31, 2012 compared to the six months ended December 31, 2011, a greater percentage of our discharges was attributable to patients who were uninsured as opposed to those with managed care coverage.
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
The demand for Medicaid coverage has increased during the past two years due to job losses that have left many individuals without health insurance. Medicaid remains the highest individual program cost for most states, including those in which we operate. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have enacted and may enact further health care spending cuts or defer cash payments to health care providers to avoid raising taxes during periods of economic weakness. Medicaid rate cuts in Arizona, Texas, and Illinois during the past 12 to 18 months have negatively impacted our revenues.
Managed care payers also face economic pressures during periods of economic weakness due to lower enrollment resulting from higher unemployment rates and the inability of individuals to afford private insurance coverage. These payers may respond to these challenges by reducing or limiting increases to health care provider reimbursement rates or reducing benefits to enrollees.
In recent years, both the Medicare program and several large managed care companies have changed our reimbursement to link some of their payments, especially their annual increases in payments, to our performance with respect to certain quality of care measures. We expect this trend to “pay-for-performance” to increase in the future.
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

June 30, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	16.5%	1.5%	1.2%	19.2%
Medicaid	5.7	1.9	1.8	9.4
Managed Medicare	6.7	0.6	0.5	7.8
Managed Medicaid	11.2	1.4	1.0	13.6
Managed care	19.8	2.5	3.0	25.3
Self pay(1)	11.1	4.9	2.5	18.5
Self pay after primary(2)	1.1	1.8	0.9	3.8
Other	1.3	0.5	0.6	2.4
Total	73.4%	15.1%	11.5%	100.0%

December 31, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.2%	0.8%	1.7%	17.7%
Medicaid	4.3	1.6	2.6	8.5
Managed Medicare	7.0	0.5	0.8	8.3
Managed Medicaid	9.6	1.4	1.6	12.6
Managed care	18.8	2.4	3.6	24.8
Self pay(1)	13.1	5.3	2.5	20.9
Self pay after primary(2)	1.2	1.8	1.3	4.3
Other	1.5	0.6	0.8	2.9
Total	70.7%	14.4%	14.9%	100.0%
_____________________

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

Our combined allowances for doubtful accounts, uninsured discounts and charity care covered more than 100% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2012 and December 31, 2012.
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

Recovery Audit Program

The Recovery Audit Program relies on private recovery audit contractors (“RACs”) to examine Medicaid and Medicare claims filed by health care providers to detect overpayments not identified through existing claims review mechanisms. RACs utilize a post-payment targeted review process employing data analysis techniques in order to identify those claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments.  CMS has given RACs the authority to look back at claims up to three years from the date the claim was paid.  Claims identified as overpayments are subject to an appeals process.  RACs are paid a contingency fee based on the overpayments they identify and collect.

We maintain a reserve for estimates of potential claims repayments from RAC audits based upon actual claims already audited but for which repayment has not yet occurred; claims for which we have received an audit notice but the audit process is not complete; and potential future exposure related to a portion of paid claims for which an audit notice has not yet been received, which is based upon certain historical experience of audit recoveries and appeals and other available information. During the quarter ended September 30, 2012, we reduced our RAC reserve estimate for the Michigan market by $14.5 million ($8.9 million net of taxes or $0.11 per diluted share) as a result of further analysis related to each component of the estimate during the period. The $14.5 million reduction in our RAC reserve estimate increased patient service revenues on the accompanying condensed consolidated statement of operations during the six months ended December 31, 2012.
Premium Revenues
We recognize premium revenues from our five health plans. Premium revenues from these plans decreased $30.1 million, or 7.5%, during the six months ended December 31, 2012 compared to the six months ended December 31, 2011. PHP’s average membership decreased to approximately 188,100 for the six months ended December 31, 2012 compared to approximately 205,000 for the six months ended December 31, 2011. PHP’s decrease in revenues resulted from a 5% capitation payment rate reduction by AHCCCS implemented in November 2011 (retroactive to October 1, 2011) and changes made by AHCCCS effective October 1, 2011 to limit health plan profitability for the remaining enrollee groups not previously subject to settlement.

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
There have been no changes in the nature or application of our critical accounting policies during the six months ended December 31, 2012 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012. However, given our significant amount of goodwill, we continue to monitor our Arizona hospitals and the market challenges that negatively impacted its results of operations and cash flows during the fiscal year ended June 30, 2012 and such challenges continued through the six months ended December 31, 2012. These challenges include hospital reimbursement cuts, reductions to covered lives under the AHCCCS program and local economic conditions that adversely impacted elective surgery volumes for these hospitals. Based upon the implementation of certain cost reduction and revenue expansion initiatives, expected improvements in the local and state financial condition and the demographic composition of this market, we believe the future operating results and cash flows of these hospitals will improve. However, we will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for the Arizona hospitals.
In addition, we have $79.4 million of goodwill related to PHP. PHP's current contract with AHCCCS, Arizona's state Medicaid program, expires September 30, 2013. During the three months ended March 31, 2013, PHP will be bidding to obtain a new contract with AHCCCS. If a new contract is not awarded by AHCCCS or if the new contract is significantly less in scope, either with respect to pricing or enrollment, than PHP's previous contract, PHP's operating results and cash flows would be adversely affected and may cause PHP's goodwill to be impaired.

Selected Operating Statistics
The following table sets forth certain operating statistics on a consolidated and same store basis for each of the periods presented. We have excluded two hospitals that were acquired during the six months ended December 31, 2011 from the same store statistics for the six months ended December 31, 2011 and 2012.

	Three months ended December 31,		Six months ended December 31,
	2011	2012	2011	2012
CONSOLIDATED: (a)
Number of hospitals at end of period	28	28	28	28
Licensed beds at end of period	7,064	7,064	7,064	7,064
Discharges	71,961	70,980	140,122	142,461
Adjusted discharges	129,089	130,924	254,345	262,430
Average length of stay	4.39	4.47	4.37	4.44
Patient days	316,075	317,369	612,154	632,924
Adjusted patient days	566,997	585,394	1,111,161	1,165,919
Net patient revenue per adjusted discharge	$9,506	$9,647	$9,397	$9,525
Inpatient surgeries	16,910	16,345	32,987	32,937
Outpatient surgeries	31,876	31,444	61,852	62,575
Observation cases (b)	17,750	19,170	34,107	38,398
Emergency room visits	299,075	317,069	591,914	632,104
Health plan member lives	249,500	236,000	249,500	236,000
Health plan claims expense percentage	78.0%	77.5%	78.0%	76.8%

	Three months ended December 31,		Six months ended December 31,
	2011	2012	2011	2012
SAME STORE: (a)
Number of hospitals at end of period	28	28	26	26
Licensed beds at end of period	7,064	7,064	6,198	6,198
Total revenues, including premium revenues (in millions)	$1,475.4	$1,513.1	$2,771.4	$2,769.0
Net patient service revenues (in millions)	$1,286.6	$1,319.8	$2,382.7	$2,420.8
Discharges	71,961	70,980	130,868	128,520
Adjusted discharges	129,089	130,924	241,323	240,792
Average length of stay	4.39	4.47	4.34	4.42
Patient days	316,075	317,369	567,700	567,483
Adjusted patient days	566,997	585,394	1,046,849	1,063,223
Net patient revenue per adjusted discharge	$9,506	$9,647	$9,383	$9,598
Inpatient surgeries	16,910	16,345	30,205	28,921
Outpatient surgeries	31,876	31,444	58,605	57,401
Observation cases (b)	17,750	19,170	31,799	34,683
Emergency room visits	299,075	317,069	565,499	586,747
Health plan claims expense percentage	78.0%	77.5%	78.2%	76.8%
_____________________

(a)
With the exception of “Observation cases” defined in (b) below, the definitions for statistics included above are defined in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Selected Operating Statistics” set forth in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

(b)
Observation cases represent the number of patients classified as outpatient, during which time medical necessity is being evaluated prior to the patient being transferred to an inpatient status or being released from care.

Results of Operations
The following tables present summaries of our operating results for each of the three months and six months ended December 31, 2011 and 2012.

	Three months ended December 31,
	2011		2012
	(Dollars in millions)
Patient service revenues, net	$1,286.6	87.2%	$1,319.8	87.2%
Premium revenues	188.8	12.8	193.3	12.8
Total revenues	1,475.4	100.0	1,513.1	100.0

Salaries and benefits (includes stock compensation of $3.9 and $2.7, respectively)	702.4	47.6	698.1	46.1
Health plan claims expense	147.3	10.0	149.8	9.9
Supplies	227.9	15.4	232.5	15.4
Other operating expenses	283.4	19.2	312.1	20.6
Medicare and Medicaid EHR incentives	(21.3)	(1.4)	(14.5)	(1.0)
Depreciation and amortization	65.8	4.5	67.8	4.5
Interest, net	43.2	2.9	49.7	3.3
Acquisition related expenses	0.4	—	0.1	—
Other	(1.8)	(0.1)	(1.8)	(0.1)
Income from continuing operations before income taxes	28.1	1.9	19.3	1.3
Income tax expense	(11.3)	(0.8)	(7.2)	(0.5)
Income from continuing operations	16.8	1.1	12.1	0.8
Loss from discontinued operations net of taxes	(0.3)	—	—	—
Net income	16.5	1.1	12.1	0.8
Net loss (income) attributable to non-controlling interests	(0.8)	(0.1)	0.1	—
Net income attributable to Vanguard Health Systems, Inc. stockholders	$15.7	1.1%	$12.2	0.8%

	Six months ended December 31,
	2011		2012
	(Dollars in millions)
Patient service revenues, net	$2,511.9	86.3%	$2,614.1	87.6%
Premium revenues	399.8	13.7	369.7	12.4
Total revenues	2,911.7	100.0	2,983.8	100.0

Salaries and benefits (includes stock compensation of $4.6 and $4.9, respectively)	1,367.4	47.0	1,378.3	46.2
Health plan claims expense	312.0	10.7	284.1	9.5
Supplies	441.5	15.2	458.6	15.4
Other operating expenses	561.5	19.3	622.5	20.9
Medicare and Medicaid EHR incentives	(24.4)	(0.8)	(25.8)	(0.9)
Depreciation and amortization	128.4	4.4	133.4	4.5
Interest, net	89.0	3.1	100.5	3.4
Acquisition related expenses	12.6	0.4	0.1	—
Debt extinguishment costs	38.9	1.3	—	—
Other	(4.2)	(0.1)	(6.9)	(0.2)
Income (loss) from continuing operations before income taxes	(11.0)	(0.4)	39.0	1.3
Income tax benefit (expense)	3.9	0.1	(12.1)	(0.4)
Income (loss) from continuing operations	(7.1)	(0.2)	26.9	0.9
Income (loss) from discontinued operations net of taxes	(0.4)	—	0.1	—
Net income (loss)	(7.5)	(0.3)	27.0	0.9
Net loss (income) attributable to non-controlling interests	1.5	0.1	(0.9)	—
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$(6.0)	(0.2)%	$26.1	0.9%

Three months ended December 31, 2012 and 2011

Acute care services on a consolidated and same store basis. Net patient service revenues increased $33.2 million, or 2.6%, during the three months ended December 31, 2012 compared to the prior year quarter. The increase in net patient service revenues during the three months ended December 31, 2012 is primarily the result of a 1.4% increase in adjusted discharges and a 1.5% increase in patient revenue per adjusted discharge.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care and the provision for doubtful accounts) as a percentage of net patient revenues (prior to uncompensated care deductions) increased to 21.3% during the three months ended December 31, 2012 compared to 20.0% during the prior year quarter. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the three months ended December 31, 2012 and price increases implemented since the prior year quarter.

Discharges decreased 1.4% while adjusted discharges and emergency room visits increased 1.4% and 6.0%, respectively, during the three months ended December 31, 2012 compared to the prior year quarter. Inpatient and outpatient surgeries decreased 3.3% and 1.4%, respectively, during the three months ended December 31, 2012 compared to the prior year quarter.

Health plan premium revenues. Health plan premium revenues increased $4.5 million, or 2.4%, during the three months ended December 31, 2012 compared to the prior year quarter. PHP’s average membership decreased 7.5% during the three months ended December 31, 2012 compared to the prior year quarter. Health plan premium revenues increased despite a decrease in average PHP membership due to differences in the mix of enrollee populations between the comparative periods and the supplemental revenues for these populations.

Membership in our health plans as of December 31, 2011 and 2012 was as follows:

		Membership
Health Plans	Location	2011	2012
PHP - managed Medicaid	Arizona	200,100	186,200
AAHP - managed Medicare and Dual Eligible	Arizona	2,600	4,000
CHS - capitated outpatient and physician services	Illinois	34,400	31,700
VBIC - health maintenance organization	Texas	12,400	12,000
ProCare - managed Medicaid	Michigan	n/a	2,100
		249,500	236,000
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $1,493.8 million, or 98.7% of total revenues, during the three months ended December 31, 2012 compared to $1,447.3 million, or 98.1% of total revenues, during the prior year quarter. Salaries and benefits, health plan claims and supplies represent the most significant of our recurring costs and expenses and those typically subject to the greatest level of period to period fluctuation.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues was 46.1% for the three months ended December 31, 2012 compared to 47.6% during the prior year quarter. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 51.8% during the three months ended December 31, 2012 compared to 53.4% during the prior year quarter. As of December 31, 2012, we had approximately 40,400 full-time and part-time employees compared to approximately 40,900 as of December 31, 2011. We have made a concerted effort to adjust staffing levels to better address volume and acuity trends during the current year period.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 77.5% during the three months ended December 31, 2012 compared to 78.0% during the prior year quarter. As enrollment decreases, this ratio becomes increasingly sensitive to the mix of members, including covered groups based upon age and gender and county of residence. Revenues and expenses between our health plans and our hospitals and related outpatient service providers of $9.5 million, or 6.0% of gross health plan claims expense, were eliminated in consolidation during the three months ended December 31, 2012 compared to $10.5 million, or 6.7% of gross health plan claims expense, during the prior year quarter.

•
Supplies. Supplies as a percentage of acute care services segment revenues were flat during the three months ended December 31, 2012 compared to the prior year quarter. We expect that our transition to a single group purchasing organization effective January 1, 2013 will reduce supplies costs in future periods. However, supplies costs may be pressured in future periods due to our growth strategies that include expansion of higher acuity services and due to inflationary pressures.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 20.6% during the three months ended December 31, 2012 compared to 19.2% during the prior year quarter primarily due to an increase in professional and general liability insurance, an increase in medical specialist fees associated with payments under Bexar County UPL and community benefit programs and an increase in management fees associated with our outsourced physician services management program that began in July 2012.
Medicare and Medicaid EHR incentives. During the three months ended December 31, 2012, we recognized $14.5 million of Medicare and Medicaid EHR incentives compared to $21.3 million during the prior year quarter.
Other. Depreciation and amortization increased by $2.0 million, or 3.0%, during the three months ended December 31, 2012 compared to the prior year quarter as a result of our capital improvement and expansion initiatives. Net interest increased by $6.5 million, or 15.0%, during the three months ended December 31, 2012 compared to the prior year quarter as a result of the issuance of the additional $375.0 million 7.750% Senior Notes due 2019 during the quarter ended March 31, 2012.
Income taxes. Our effective tax rate was approximately 37.3% during the three months ended December 31, 2012. Our effective income tax rate was approximately 40.2% during the prior year quarter.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $12.2 million ($0.14 earnings per diluted share) and $15.7 million ($0.20 earnings per diluted share) during the three months ended December 31, 2012 and 2011, respectively.

Six months ended December 31, 2012 and 2011

Acute care services on a consolidated basis. Net patient service revenues increased $102.2 million, or 4.1%, during the six months ended December 31, 2012 compared to the prior year period. The increase in net patient service revenues during the six months ended December 31, 2012 is primarily the result of our acquisition of Valley Baptist Health System on September 1, 2011.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care and the provision for doubtful accounts) as a percentage of net patient revenues (prior to uncompensated care deductions) increased to 21.5% during the six months ended December 31, 2012 compared to 19.0% during the prior year period. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the six months ended December 31, 2012 and price increases implemented since the prior year period.

Discharges, adjusted discharges and emergency room visits increased 1.7%, 3.2% and 6.8%, respectively, during the six months ended December 31, 2012 compared to the prior year period. Inpatient surgeries decreased 0.2%, while outpatient surgeries increased 1.2% during the six months ended December 31, 2012 compared to the prior year period.

Acute care services on a same store basis. Net patient service revenues increased $38.1 million, or 1.6%, during the six months ended December 31, 2012 compared to the prior year period resulting from a 2.3% increase in patient revenue per adjusted discharge combined with a 0.2% decrease in adjusted discharges. We define same store as those facilities that we owned for the entirety of both six-month comparative periods. We excluded two hospitals and related health care facilities from our same store analysis for these six-month periods.

Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 20.2% during the six months ended December 31, 2012 compared to 18.0% during the prior year period. This increase primarily resulted from an increase in same store self-pay discharges as a percentage of total discharges during the six months ended December 31, 2012 and price increases implemented since the prior year period.

Discharges and adjusted discharges decreased 1.8% and 0.2%, respectively, while emergency room visits increased 3.8% during the six months ended December 31, 2012 compared to the prior year period. Inpatient and outpatient surgeries decreased 4.3% and 2.1%, respectively, during the six months ended December 31, 2012 compared to the prior year period.

Health plan premium revenues. Health plan premium revenues decreased $30.1 million, or 7.5%, during the six months ended December 31, 2012 compared to the prior year period primarily due to the AHCCCS reimbursement and program eligibility reductions previously described. This decrease in health plan premium revenues would have been greater had we not acquired VBIC effective October 2011 and ProCare effective October 2012.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $2,944.8 million, or 98.7% of total revenues, during the six months ended December 31, 2012 compared to $2,922.7 million, or 100.4% of total revenues, during the prior year period. Debt extinguishment costs of $38.9 million incurred during the prior year period related to the redemption of our Senior Discount Notes represent the primary change in operating expenses during the current year period. Salaries and benefits, health plan claims and supplies represent the most significant of our recurring costs and expenses and those typically subject to the greatest level of period to period fluctuation.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues was 46.2% for the six months ended December 31, 2012 compared to 47.0% during the prior year period. On a same store basis, salaries and benefits as a percentage of total revenues was 46.4% during the six months ended December 31, 2012 compared to 47.2% during the prior year period.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 76.8% during the six months ended December 31, 2012 compared to 78.0% during the prior year period. Revenues and expenses between our health plans and our hospitals and related outpatient service providers of $19.7 million, or 6.5% of gross health plan claims expense, were eliminated in consolidation during the six months ended December 31, 2012 compared to $19.1 million, or 5.8% of gross health plan claims expense, during the prior year period.

•	Supplies. Supplies as a percentage of acute care services segment revenues were flat during the six months ended December 31, 2012 compared to the prior year period.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 20.9% during the six months ended December 31, 2012 compared to 19.3% during the prior year period primarily as a result of increased purchased services assumed in connection with our acquisitions, increased professional and general liability costs and management fees associated with our outsourced physician services management program.
Medicare and Medicaid EHR incentives. During the six months ended December 31, 2012, we recognized $25.8 million of Medicare and Medicaid EHR incentives compared to $24.4 million during the prior year period.
Other. Depreciation and amortization increased by $5.0 million, or 3.9%, during the six months ended December 31, 2012 compared to the prior year period as a result of our capital improvement and expansion initiatives and the Valley Baptist Health System acquisition. Net interest increased by $11.5 million, or 12.9%, during the six months ended December 31, 2012 compared to the prior year period as a result of the issuance of the additional $375.0 million of 7.750% Senior Notes due 2019 during the quarter ended March 31, 2012. Debt extinguishment costs were $38.9 million during the prior year period due to the redemption of substantially all of the outstanding Senior Discount Notes in the first quarter of fiscal year 2012. We incurred $12.6 million of acquisition-related expenses during the prior year period in connection with the Valley Baptist Health System acquisition.
Income taxes. Our effective tax rate was approximately 31.0% during the six months ended December 31, 2012. Our effective income tax rate was approximately 35.5% during the prior year period. The effective tax rate during the current year period was positively impacted by the reversal of certain valuation allowances on state net operating loss carryforwards.
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $26.1 million ($0.31 earnings per diluted share) during the six months ended December 31, 2012 compared to a net loss of $6.0 million ($0.08 loss per share) during the six months ended December 31, 2011, which included the $38.9 million of debt extinguishment costs previously discussed.

Liquidity and Capital Resources
Operating Activities
As of December 31, 2012, we had working capital of $493.2 million, including cash and cash equivalents of $357.8 million. Cash flows from operating activities improved by $81.1 million during the six months ended December 31, 2012 compared to the prior year period. Changes in net operating assets and liabilities, net of the impact of acquisitions, negatively impacted operating cash flows by $92.9 million during the six months ended December 31, 2012 compared to a negative impact of $172.2 million during the prior year period. Cash flows from operations during the six months ended December 31, 2012 were impacted by the following payments, receipts and other working capital changes:

•	interest and income tax payments of $98.2 million during the six months ended December 31, 2012, which was $16.6 million higher than these payments were during the prior year period;

•	employer contributions of $32.3 million to the DMC defined benefit pension plan;

•	improved cash collections on our patient accounts receivable;

•	the timing of payments on accounts payable and certain accrued expenses, including incentive compensation based upon achieving our fiscal year 2012 financial performance goals; and

•	the receipt of certain settlement receivables from the federal government, net of payments made to third parties utilizing most of these proceeds.
Investing Activities
Cash flows used in investing activities decreased from $334.8 million during the six months ended December 31, 2011 to $178.3 million during the six months ended December 31, 2012, primarily as a result of the cash paid for the acquisition of Valley Baptist Health System during the prior year period. Capital expenditures increased 36.4% to $187.2 million during the six months ended December 31, 2012 compared to the prior year period due to increased spending related to the DMC specified project commitments and the start of construction of a new hospital in New Braunfels, Texas. We also recognized a net cash inflow of $20.3 million for cash reimbursement from the DMC capital commitment escrow fund during the current year period.
Financing Activities
Cash flows used in financing activities decreased by $422.6 million during the six months ended December 31, 2012 compared to the six months ended December 31, 2011 primarily due to the redemption of the Senior Discount Notes during the prior year period. During the six months ended December 31, 2011, we redeemed approximately $450.0 million of the Senior Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. We recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed Senior Discount Notes. The accreted value of the remaining outstanding Senior Discount Notes was approximately $10.4 million as of December 31, 2012.
As of December 31, 2012, our outstanding debt was $2,703.2 million, and we had $327.2 million of remaining borrowing capacity under our revolving credit facility.
Debt Covenants
Our senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Senior Unsecured Notes, the 7.750% Senior Notes and the Senior Discount Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a health care joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Senior Unsecured Notes, the 7.750% Senior Notes and the Senior Discount Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the senior secured credit agreement includes a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The following table sets forth the interest coverage and leverage covenant tests as of December 31, 2012.

	Debt Covenant Ratio		Actual Ratio
Interest coverage ratio requirement	2.10	x	3.34	x
Total leverage ratio limit	5.75	x	3.63	x
Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include, among others, a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our senior secured credit agreement or the necessity of lender waivers with more onerous terms, including adverse pricing or repayment provisions or more restrictive covenants. A default under our senior secured credit agreement would also result in a default under the indenture governing our 8.0% Senior Unsecured Notes and the indentures governing the 7.750% Senior Notes and the Senior Discount Notes.
Capital Resources
We anticipate spending a total of $510.0 million to $530.0 million in capital expenditures during fiscal year 2013. Under the terms of the DMC acquisition agreement, we committed to spend $500.0 million for specified capital projects and $350.0 million for routine capital projects for a five-year period subsequent to the acquisition. This commitment includes a requirement to spend at least $80.0 million on specified expansion projects during calender year 2012 as part of the $500.0 million total commitment for specified capital projects, and to escrow any shortfall from this amount in February 2013. As of December 31, 2012, we had spent $52.2 million toward this calendar year 2012 specified capital projects commitment leaving an estimated escrow funding commitment of $27.8 million. Since the date of acquisition, we have spent $240.5 million of the total $850.0 million DMC capital commitment. As of December 31, 2012, we estimate our remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $140.3 million.
As part of the Valley Baptist acquisition, we issued a redeemable non-controlling interest to the seller that enables the seller to require us to redeem all or a portion of its 49% equity interest in the partnership on the third or fifth anniversary of the acquisition date at a stated redemption value. If the seller exercises this put option, we may purchase the non-controlling interest with cash or by issuing stock. It is our intent to settle in cash, if the put option is exercised. These potential cash outflows could limit our ability to fund our other operating needs, including acquisitions or other growth opportunities.
We had $357.8 million of cash and cash equivalents as of December 31, 2012. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We believe that we invest our cash accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.
As of December 31, 2012, we held $57.9 million in total available-for-sale investments in securities held by one of our wholly-owned captive insurance subsidiaries. We may not be able to utilize these investments to fund our operating or capital expenditure funding needs due to statutory limitations placed on this captive insurance subsidiary.
Liquidity Outlook
We expect that cash on hand, the capacity under our revolving credit facility, and cash generated from our operations will be sufficient to fund our operating and capital needs during the next 12 months and into the foreseeable future. However, if our projections are proved wrong, we cannot be certain that cash on hand, cash flows from operations and the capacity under our revolving credit facility will be sufficient to fund our operating and capital needs and debt service requirements during the long-term.
We intend to continue to pursue acquisitions, partnership arrangements and service expansion or de novo development opportunities, either in existing markets or new markets, that fit our growth strategies. These opportunities may require significant additional investment. We also have significant capital commitments remaining under our DMC purchase agreement to be funded during the next few years. To finance these growth opportunities and our capital commitments or for other general corporate needs, we may increase borrowings under our term loan facility, issue additional senior or subordinated notes, use available cash on hand, utilize amounts available under our revolving credit facility or seek additional financing, including debt or equity. As market conditions warrant, we and our major equity holders, including Blackstone and its affiliates, may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. Our future operating performance, ability to service existing debt or opportunities to obtain additional financing on favorable terms may be limited by economic or other market conditions or business factors, many of which are beyond our control.
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
We had standby letters of credit outstanding of $37.8 million as of December 31, 2012, which primarily relate to security for the payment of claims as required by various insurance programs.
In connection with the closing of the DMC transaction, we placed into escrow for the benefit of DMC a contingent unsecured subordinated promissory note payable to the legacy DMC entity in the original principal amount of $500.0 million to collateralize our $500.0 million specified project capital commitment. The principal amount of the promissory note is reduced automatically as we expend capital or escrow cash related to this capital commitment.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of December 31, 2012, we had in place $1,159.9 million of senior credit facilities, of which our term loans and borrowings under our revolving credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate.
As of December 31, 2012, our senior secured credit facilities consisted of $794.9 million in term loans maturing in January 2016 and a $365.0 million revolving credit facility maturing in January 2015, of which $37.8 million of capacity of the revolving credit facility was utilized by outstanding letters of credit. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 0.25% change in the variable interest rate under our term loan facility would result in a change in annual net interest of approximately $2.0 million.
Borrowings under our revolving credit facility bear interest at a rate equal to, at our option, the alternate base rate plus a margin ranging from 2.25%-2.50% per annum or the LIBOR rate plus a margin ranging from 3.25%-3.50% per annum, in each case dependent upon our consolidated leverage ratio. Our $794.9 million in outstanding term loans bear interest at the alternate base rate plus a rate equal to, at our option, of 2.50% per annum or the LIBOR rate (subject to a 1.50% floor) plus a margin of 3.50% per annum.

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
Changes in Internal Control Over Financial Reporting

We completed the acquisition of Valley Baptist effective September 1, 2011. The facilities acquired as part of the Valley Baptist acquisition utilize different information technology systems than our other facilities. We have excluded all of the Valley Baptist operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The SEC's rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of the Valley Baptist operations within the required time frame and report management's assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required. There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the legal proceedings we previously described in our Annual Report on Form 10-K during the three months ended December 31, 2012.

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

VANGUARD HEALTH SYSTEMS, INC.

DATE:	January 31, 2013	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of CEO pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from our Quarterly Report on Form 10-Q for the three months and six months ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at December 31, 2012 and June 30, 2012, (ii) the condensed consolidated statements of operations for the three months and six months ended December 31, 2011 and 2012, (iii) the condensed consolidated statements of comprehensive income (loss) for the three months and six months ended December 31, 2011 and 2012, (iv) the condensed consolidated statement of equity for the six months ended December 31, 2012, (v) the condensed consolidated statements of cash flows for the six months ended December 31, 2011 and 2012, and (vi) the notes to condensed consolidated financial statements *

______________

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