Form 10-Q
period 2013-03-31
VANGUARD HEALTH SYSTEMS INC
filed 2013-05-02
CIK 1045829

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☑  No
As of April 30, 2013, there were 77,843,947 shares of the Registrant’s common stock outstanding.

VANGUARD HEALTH SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	March 31, 2013
	(In millions, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$455.5	$522.8
Restricted cash	2.4	6.0
Accounts receivable, net of allowance for doubtful accounts of $366.5 and $371.4, respectively	702.1	653.1
Inventories	97.0	99.2
Deferred tax assets	89.6	65.0
Prepaid expenses and other current assets	236.4	223.3
Total current assets	1,583.0	1,569.4
Property, plant and equipment, net of accumulated depreciation	2,110.1	2,202.6
Goodwill	768.4	772.5
Intangible assets, net of accumulated amortization	89.0	85.7
Deferred tax assets, noncurrent	71.2	83.9
Investments in securities	51.8	59.3
Escrowed cash for capital commitments	20.3	17.3
Other assets	94.3	100.2
Total assets	$4,788.1	$4,890.9
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$390.6	$368.9
Accrued salaries and benefits	226.0	223.8
Accrued health plan claims and settlements	67.8	55.7
Accrued interest	73.2	27.8
Other accrued expenses and current liabilities	219.9	165.5
Current maturities of long-term debt	11.2	14.5
Total current liabilities	988.7	856.2
Professional and general liability and workers compensation reserves	304.8	287.8
Unfunded pension liability	269.9	226.0
Other liabilities	174.7	126.2
Long-term debt, less current maturities	2,695.4	2,980.8
Total liabilities	4,433.5	4,477.0
Commitments and contingencies
Redeemable non-controlling interests	53.1	56.4
Equity:
Vanguard Health Systems, Inc. stockholders’ equity:
Common Stock of $0.01 par value; 500,000,000 shares authorized; 75,474,000 and 77,840,000 shares issued and outstanding, respectively	0.8	0.8
Additional paid-in capital	403.3	405.9
Accumulated other comprehensive loss	(48.4)	(45.6)
Retained deficit	(60.6)	(13.2)
Total Vanguard Health Systems, Inc. stockholders’ equity	295.1	347.9
Non-controlling interests	6.4	9.6
Total equity	301.5	357.5
Total liabilities and equity	$4,788.1	$4,890.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2012	2013	2012	2013
	(In millions, except share and per share amounts)
Patient service revenues	$1,525.5	$1,467.2	$4,305.1	$4,412.6
Less: Provision for doubtful accounts	(133.8)	(151.2)	(401.5)	(482.5)
Patient service revenues, net	1,391.7	1,316.0	3,903.6	3,930.1
Premium revenues	190.8	182.1	590.6	551.8
Total revenues	1,582.5	1,498.1	4,494.2	4,481.9

Salaries and benefits (includes stock compensation of $1.9, $0.6, $6.5 and $5.5, respectively)	721.8	695.3	2,089.2	2,073.6
Health plan claims expense	146.6	137.3	458.6	421.4
Supplies	235.5	229.1	677.0	687.7
Purchased services	144.6	155.6	405.0	451.0
Rents and leases	19.0	19.4	55.7	57.2
Other operating expenses	142.7	124.4	407.1	413.7
Medicare and Medicaid EHR incentives	(2.4)	(5.4)	(26.8)	(31.2)
Depreciation and amortization	62.9	60.7	191.3	194.1
Interest, net	43.4	48.8	132.4	149.3
Acquisition related expenses	1.2	0.1	13.8	0.2
Debt extinguishment costs	—	1.3	38.9	1.3
Other	(2.2)	(4.9)	(6.4)	(11.8)
Income from continuing operations before income taxes	69.4	36.4	58.4	75.4
Income tax expense	(24.3)	(12.4)	(20.4)	(24.5)
Income from continuing operations	45.1	24.0	38.0	50.9
Income (loss) from discontinued operations, net of taxes	(0.1)	—	(0.5)	0.1
Net income	45.0	24.0	37.5	51.0
Net loss (income) attributable to non-controlling interests	(1.0)	(2.7)	0.5	(3.6)
Net income attributable to Vanguard Health Systems, Inc. stockholders	$44.0	$21.3	$38.0	$47.4

Amounts attributable to Vanguard Health Systems, Inc. stockholders:
Income from continuing operations, net of taxes	$44.1	$21.3	$38.5	$47.3
Income (loss) from discontinued operations, net of taxes	(0.1)	—	(0.5)	0.1
Net income attributable to Vanguard Health Systems, Inc. stockholders	$44.0	$21.3	$38.0	$47.4

Earnings per share attributable to Vanguard Health Systems, Inc. stockholders:
Basic earnings per share	$0.58	$0.27	$0.49	$0.59
Diluted earnings per share	$0.55	$0.26	$0.47	$0.57

Weighted average shares (in thousands):
Basic	75,383	77,619	75,187	76,907
Diluted	78,933	80,115	78,762	79,475

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2012	2013	2012	2013
	(In millions)
Net income	$45.0	$24.0	$37.5	$51.0
Other comprehensive income:
Change in unrealized holding gains on investments in securities, net	3.0	1.6	1.2	4.9
Other comprehensive income before taxes	3.0	1.6	1.2	4.9
Change in income tax expense	(1.0)	(0.7)	(0.2)	(2.1)
Other comprehensive income, net of taxes	2.0	0.9	1.0	2.8
Comprehensive income	47.0	24.9	38.5	53.8
Net loss (income) attributable to non-controlling interests	(1.0)	(2.7)	0.5	(3.6)
Comprehensive income attributable to Vanguard Health Systems, Inc. stockholders	$46.0	$22.2	$39.0	$50.2

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
Nine months ended March 31, 2013
(Unaudited)

	Vanguard Health Systems, Inc. Stockholders
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-Controlling Interests	Total Equity
	Shares	Amount
	(In millions, except share amounts)
Balance at June 30, 2012	75,474,000	$0.8	$403.3	$(48.4)	$(60.6)	$6.4	$301.5
Net income	—	—	—	—	47.4	3.6	51.0
Stock compensation (non-cash)	—	—	5.5	—	—	—	5.5
Dividends to equity holders and related equity payments, net of taxes	—	—	(1.2)	—	—	—	(1.2)
Common stock issued for stock-based awards exercised and related taxes	2,366,000	—	1.6	—	—	—	1.6
Distributions to non-controlling interests and other, net	—	—	—	—	—	(0.4)	(0.4)
Accretion of redeemable non-controlling interest	—	—	(3.3)	—	—	—	(3.3)
Other comprehensive income, net of taxes	—	—	—	2.8	—	—	2.8
Balance at March 31, 2013	77,840,000	$0.8	$405.9	$(45.6)	$(13.2)	$9.6	$357.5

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended March 31,
	2012	2013
	(In millions)
Operating activities:
Net income	$37.5	$51.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	191.3	194.1
Amortization of loan costs	4.8	6.7
Accretion of principal on notes	6.2	3.2
Acquisition related expenses	13.8	0.2
Stock compensation	6.5	5.5
Deferred income taxes	15.4	12.8
Debt extinguishment costs	38.9	1.3
Other	(0.9)	1.6
Changes in operating assets and liabilities, net of the impact of acquisitions	(303.1)	(186.4)
Net cash provided by operating activities	10.4	90.0

Investing activities:
Acquisitions and related expenses, net of cash acquired	(213.7)	(7.2)
Capital expenditures	(196.1)	(289.4)
Proceeds from sale of investments in securities	77.8	76.2
Purchases of investments in securities	(66.0)	(79.1)
Net reimbursements from (deposits to) restricted cash and escrow fund	(40.6)	0.3
Other investing activities	2.4	(0.4)
Net cash used in investing activities	(436.2)	(299.6)

Financing activities:
Payments of long-term debt and capital lease obligations	(547.7)	(19.1)
Proceeds from debt borrowings	452.2	300.0
Payments of debt issuance costs	(7.5)	(2.6)
Proceeds from issuance of common stock	67.5	—
Payments of IPO related costs	(6.9)	—
Payments of tender premiums on note redemptions	(27.6)	(0.5)
Other financing activities	(3.2)	(0.9)
Net cash provided by (used in) financing activities	(73.2)	276.9
Net increase (decrease) in cash and cash equivalents	(499.0)	67.3
Cash and cash equivalents, beginning of period	936.6	455.5
Cash and cash equivalents, end of period	$437.6	$522.8

Supplemental cash flow information:
Net cash paid for interest	$143.8	$187.4
Net cash paid for income taxes	$0.9	$18.9

See accompanying notes.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

1. BUSINESS AND BASIS OF PRESENTATION
Vanguard Health Systems, Inc. (the “Company”) is an investor-owned health care company whose subsidiaries and affiliates own and operate hospitals and related health care businesses in urban and suburban areas. As of March 31, 2013, the Company’s subsidiaries and affiliates owned and operated 28 acute care hospitals with 7,081 licensed beds and related outpatient service locations complementary to the hospitals providing health care services in San Antonio, Harlingen and Brownsville, Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. The Company also owns managed health plans in Chicago, Illinois; Detroit, Michigan; Harlingen, Texas; and Phoenix, Arizona; and two surgery centers in Orange County, California.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of subsidiaries and affiliates controlled by the Company. The Company generally defines control as the ownership of the majority of an entity’s voting interests. The Company also consolidates any entities for which it receives the majority of the entity’s expected returns or is at risk for the majority of the entity’s expected losses based upon its investment or financial interest in the entity. All material intercompany accounts and transactions have been eliminated. The majority of the Company’s expenses are “cost of revenue” items. Costs that could be classified as general and administrative include certain corporate office costs of the Company, which approximated $14.1 million and $10.0 million for the three months ended March 31, 2012 and 2013, respectively, and $41.0 million and $43.0 million for the nine months ended March 31, 2012 and 2013, respectively.

The unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months and nine months ended March 31, 2012 and 2013 have been prepared in conformity with accounting principles generally accepted in the United States for interim reporting and in accordance with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the Company's management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the expected results for the fiscal year ending June 30, 2013. The interim unaudited condensed consolidated financial statements should be read in connection with the audited consolidated financial statements as of and for the year ended June 30, 2012 included in the Company’s Annual Report on Form 10-K (the “10-K”) filed with the Securities and Exchange Commission on August 24, 2012. The accompanying condensed consolidated balance sheet at June 30, 2012 has been derived from the audited consolidated financial statements included in the 10-K.
Use of Estimates
In preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States, the Company's management makes estimates and assumptions that affect the amounts recorded or classification of items in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

2. REVENUES AND REVENUE DEDUCTIONS
Patient Service Revenues Before Provision for Doubtful Accounts

The Company recognizes patient service revenues associated with services provided to patients who have third-party payer coverage on the basis of contractual rates for the services rendered. For uninsured patients that do not qualify for charity care, the Company recognizes revenues on the basis of its standard rates for services provided (or on the basis of discounted rates, if negotiated or provided by policy). The Company's revenues from third-party payers, the uninsured and other sources are summarized in the following table (dollars in millions).

	Three months ended March 31,				Nine months ended March 31,
	2012		2013		2012		2013
Medicare	$408.0	29.3%	$361.8	27.5%	$1,068.1	27.4%	$1,055.4	26.9%
Medicaid	189.0	13.6	156.5	11.9	535.0	13.7	499.5	12.7
Managed Medicare	145.7	10.5	161.6	12.3	403.0	10.3	451.5	11.5
Managed Medicaid	129.3	9.3	140.6	10.7	364.1	9.3	398.2	10.1
Managed care	444.4	31.9	411.3	31.3	1,280.9	32.8	1,268.5	32.3
Commercial	17.4	1.3	22.0	1.7	50.7	1.3	62.3	1.6
	1,333.8	95.8	1,253.8	95.3	3,701.8	94.8	3,735.4	95.0
Self pay	131.6	9.5	152.8	11.6	421.2	10.8	502.1	12.8
Other	60.1	4.3	60.6	4.6	182.1	4.7	175.1	4.5
Patient service revenues before provision for doubtful accounts	1,525.5	109.6	1,467.2	111.5	4,305.1	110.3	4,412.6	112.3
Provision for doubtful accounts	(133.8)	(9.6)	(151.2)	(11.5)	(401.5)	(10.3)	(482.5)	(12.3)
Patient service revenues, net	$1,391.7	100.0%	$1,316.0	100.0%	$3,903.6	100.0%	$3,930.1	100.0%

Allowance for Doubtful Accounts

The Company estimates the allowance for doubtful accounts using a standard policy that reserves all accounts aged greater than 365 days subsequent to the discharge date plus percentages of uninsured accounts and self-pay after insurance accounts less than 365 days old. The Company analyzes the allowance for doubtful accounts quarterly using a hindsight calculation that utilizes write-off data for all payer classes during the previous 12-month period to estimate the allowance for doubtful accounts at a point in time. The Company also supplements the analysis by comparing cash collections to net patient revenues and monitoring self-pay utilization. The standard percentages used to estimate the allowance for doubtful accounts are adjusted as necessary given changes in trends from these analyses or policy changes. Significant changes in payer mix, business office operations, general economic conditions and health care coverage provided by federal or state governments or private insurers may have a significant impact on the Company’s estimates and significantly affect its liquidity, results of operations and cash flows. The Company’s estimates of the allowance for doubtful accounts and recoveries of accounts previously written off determine the amount of its provision for doubtful accounts to record during a period. The Company records the provision for doubtful accounts at the time the services are provided for uninsured patients, since historical experience shows that the significant majority of uninsured balances will not be collected.
The allowance for doubtful accounts was $366.5 million and $371.4 million as of June 30, 2012 and March 31, 2013, respectively. These balances as a percentage of accounts receivable net of contractual adjustments were 34.3% and 36.3% as of June 30, 2012 and March 31, 2013, respectively. The percentage increase in allowance for doubtful accounts primarily related to the increase in uninsured patient volumes during the nine months ended March 31, 2013 compared to the year ended June 30, 2012. General market and economic conditions impacted the Company's payer mix and resulted in more services provided to patients who were uninsured, which increased the Company's allowance for doubtful accounts in the current period. The Company’s combined allowances for doubtful accounts, uninsured discounts and charity care covered more than 100.0% of combined uninsured and self-pay after insurance accounts receivable as of June 30, 2012 and March 31, 2013. In addition, the Company's total uncompensated care, prior to uncompensated care deductions, increased from $290.5 million during the nine

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

months ended March 31, 2012 to $323.9 million during the nine months ended March 31, 2013 primarily due to the increase in uninsured patient volumes coupled with slight deterioration within the aging of these payers.
Charity Care
The Company does not pursue collection of amounts due from uninsured patients that qualify for charity care under its guidelines (currently those uninsured patients whose incomes are equal to or less than 200% of the current federal poverty guidelines set forth by the U.S. Department of Health and Human Services). The Company deducts charity care accounts from revenues when it determines that the account meets its charity care guidelines. The Company also generally provides discounts from billed charges and alternative payment structures for uninsured patients who do not qualify for charity care but meet certain other minimum income guidelines, primarily those uninsured patients with incomes between 200% and 500% of the federal poverty guidelines. The Company deducted $57.4 million and $62.9 million of charity care from revenues during the three months ended March 31, 2012 and 2013, respectively, and $169.2 million and $180.0 million during the nine months ended March 31, 2012 and 2013, respectively. The estimated cost incurred by the Company to provide services to patients who qualified for charity care was $15.3 million and $14.7 million for the three months ended March 31, 2012 and 2013, respectively, and $45.0 million and $42.0 million for the nine months ended March 31, 2012 and 2013, respectively. These estimates were determined using a ratio of cost to gross charges calculated from the Company’s most recently filed Medicare cost reports and applying that ratio to the gross charges associated with providing charity care for the respective periods.
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
Net adjustments for final third party settlements positively impacted the Company’s income from continuing operations before income taxes by $1.8 million ($1.1 million net of taxes or $0.01 per diluted share) and negatively impacted income from continuing operations before income taxes by $0.3 million ($0.2 million net of taxes) for the three months ended March 31, 2012 and 2013, respectively. Final third party settlements positively impacted the Company's income from continuing operations before income taxes by $6.7 million ($4.1 million net of taxes or $0.05 per diluted share) and $0.8 million ($0.5 million net of taxes or $0.01 per diluted share) for the nine months ended March 31, 2012 and 2013, respectively.
Recovery Audit Program
The Recovery Audit Program relies on private recovery audit contractors (“RACs”) to examine Medicaid and Medicare claims filed by health care providers to detect overpayments not identified through existing claims review mechanisms. RACs utilize a post-payment targeted review process employing data analysis techniques to identify those claims most likely to contain overpayments, such as incorrectly coded services, incorrect payment amounts, non-covered services and duplicate payments. The Centers for Medicare and Medicaid Services (“CMS”) has given RACs the authority to look at a claim up to three years after the date the claim was paid.  Claims identified as overpayments are subject to an appeals process.  RACs are paid a contingency fee based on the overpayments they identify and collect.
The Company maintains a reserve for its estimate of potential claims repayments from RAC audits based upon actual claims already audited but for which repayment has not yet occurred; claims for which it has received an audit notice but the audit process is not complete; and potential future exposure related to a portion of paid claims for which an audit notice has not yet been received, which is based upon certain historical experience of audit recoveries and appeals and other available information. During the quarter ended September 30, 2012, the Company reduced its RAC reserve estimate in its Michigan market by $14.5 million ($8.9 million net of taxes or $0.11 per diluted share) as a result of further analysis related to each component of the estimate during the period. The $14.5 million reduction in the Company's RAC reserve estimate increased patient service revenues on the accompanying condensed consolidated income statements during the nine months ended March 31, 2013.  As of June 30, 2012 and March 31, 2013, the Company's current portion of RAC reserves was $1.9 million and $2.2 million, respectively, and is included in other accrued expenses and current liabilities on the accompanying condensed consolidated balance sheets.  As of June 30, 2012 and March 31, 2013, the Company's non-current portion of RAC reserves was

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

$23.8 million and $9.2 million, respectively, and is included in other liabilities on the accompanying condensed consolidated balance sheets.

3. MEDICARE AND MEDICAID EHR INCENTIVES
The American Recovery and Reinvestment Act of 2009 provided for Medicare and Medicaid incentive payments beginning in calendar year 2011 for eligible hospitals and professionals that implement and achieve meaningful use of certified EHR technology. The Company utilizes the contingency model to account for Medicare and Medicaid EHR incentive payments. Under the contingency model, EHR incentive payments are recognized when all contingencies relating to the incentive payment have been satisfied. For Medicaid EHR incentive payments, recognition occurs at the time meaningful use criteria are met and formal state acceptance is documented since Medicaid payments for the states in which the Company operates are based upon historical cost reports with no subsequent payment adjustment. For Medicare EHR incentive payments, recognition is deferred until both the Medicare federal fiscal year during which EHR meaningful use was demonstrated ends and the cost report information utilized to determine the final amount of reimbursement is known.
The Company recognized other income related to Medicare and Medicaid EHR incentives under the contingency model of $2.4 million and $5.4 million for the three months ended March 31, 2012 and 2013, respectively, and $26.8 million and $31.2 million for the nine months ended March 31, 2012 and 2013, respectively. The Company incurs both capital expenditures and operating expenses in connection with the implementation of its various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of the Company's cash receipts or recognition of the EHR incentives as other income. As of June 30, 2012 and March 31, 2013, the Company had $2.7 million and $1.7 million in Medicaid and Medicare EHR receivables, respectively, on its condensed consolidated balance sheets. In addition, as of June 30, 2012 and March 31, 2013, the Company had $4.3 million and $2.0 million in Medicare EHR deferred revenues, respectively, on its condensed consolidated balance sheets.
4. FAIR VALUE MEASUREMENTS
The Company’s financial assets recorded at fair value on a recurring basis primarily relate to investments in available-for-sale securities held by one of its captive insurance subsidiaries. The following table indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair values. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets. The Company considers a security that trades at least weekly to have an active market. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and include situations where there is little, if any, market activity for the asset. The Company’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. The following table presents information about the assets that are measured at fair value on a recurring basis as of March 31, 2013 (in millions).

	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$33.3	$33.3	$—	$—
Corporate bonds	14.3	—	14.3	—
Common stock - domestic	11.7	—	11.7	—
Investments in securities	$59.3	$33.3	$26.0	$—
Investments in securities
As of March 31, 2013, the Company held $59.3 million in total available-for-sale investments in debt and equity securities, which are included in investments in securities on the condensed consolidated balance sheets. The investments in securities are held by one of the Company's wholly-owned captive insurance subsidiaries. The Company may not be able to utilize these investments to fund operating or capital expenditure needs due to statutory limitations placed on the captive insurance subsidiary.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Investments in corporate bonds, valued at $14.3 million at March 31, 2013, consist of corporate bonds and other fixed income investments. The average expected maturity of the investments in corporate bonds at March 31, 2013 was 6.6 years, compared to the average scheduled maturity of 11.2 years. Expected and scheduled maturities may differ because the issuers of certain securities have the right to call, prepay or otherwise redeem such obligations prior to the scheduled maturity date. The Company calculates the realized gain or loss on sales of investments using the amortized cost basis, as determined by specific identification. The amortized cost basis of these investments was $53.7 million as of March 31, 2013.
The following table provides a reconciliation of activity for the Company's investments in securities for the nine months ended March 31, 2013 (in millions).

	Fair value at June 30, 2012	Proceeds from sales	Purchases of securities	Realized loss on sales, pre tax	Change in fair value, pre tax	Fair value at March 31, 2013
Investment in securities	$51.8	$(76.2)	$79.1	$(0.3)	$4.9	$59.3
The Company determines whether an other-than-temporary decline in market value has occurred by considering the duration that, and extent to which, the fair value of the investment is below its amortized cost; the financial condition and near-term prospects of the issuer or underlying collateral of a security; and the Company's intent and ability to retain the security in order to allow for an anticipated recovery in fair value. Other-than-temporary declines in fair value from amortized cost for available-for-sale equity and debt securities that the Company intends to sell or would be more likely than not required to sell before the expected recovery of the amortized cost basis are recognized in the condensed consolidated income statement in the period in which the loss occurs. The cumulative gross unrealized gain for the securities was approximately $5.6 million ($3.6 million, net of taxes) which is included in accumulated other comprehensive loss on the condensed consolidated balance sheet at March 31, 2013.
Supplemental information regarding the Company's available-for-sale investment securities held as of March 31, 2013 is set forth in the table below (in millions).

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash and cash equivalents	$33.3	$—	$—	$33.3
Corporate bonds	11.3	3.0	—	14.3
Common stock - domestic	9.1	2.6	—	11.7
	$53.7	$5.6	$—	$59.3
As of March 31, 2013, the Company held no investments in securities with unrealized loss positions greater than 12 months.
Financial Instruments
The carrying amounts of the Company's short-term financial instruments, including cash, cash equivalents, restricted cash, accounts receivable and accounts payable, approximate fair value due to the short-term maturity of these items. The fair value of the Company's long-term debt, excluding term loans, capital leases and other long-term debt was approximately $2,030.8 million, based upon stated market prices (Level 1), at March 31, 2013. The fair values of the Company's term loan facility, capital leases and other long-term debt was approximately $1,116.7 million, based upon quoted market prices and interest rates (Level 2), at March 31, 2013.

5. GOODWILL

During the nine months ended March 31, 2013, goodwill increased by $4.1 million, with approximately $0.8 million and $3.3 million of this increase related to acute care services segment acquisitions and health plan services segment acquisitions, respectively.

The Company has a significant amount of goodwill, which is tested for impairment at least annually but also as impairment indicators become known. The Company's fiscal 2012 annual impairment analysis did not result in any impairment of its goodwill. However, the Company's Arizona hospitals experienced market challenges that negatively impacted their results of operations and cash flows during the fiscal year ended June 30, 2012 and such challenges have continued through the nine

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

months ended March 31, 2013. These challenges included hospital reimbursement cuts, reductions to covered lives under the Arizona Health Care Cost Containment System (“AHCCCS”) program and local economic conditions that adversely impacted elective surgery volumes for these hospitals. Based upon the implementation of certain cost reduction and revenue expansion initiatives, expected improvements in the local economic and state financial conditions and the demographic composition of this market, the Company believes the future operating results and cash flows of these hospitals will improve. However, the Company will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for the Arizona hospitals.

The Company has $79.4 million of goodwill related to the Phoenix Health Plan (“PHP”), which is included in the Company's health plan services segment. PHP's current contract with AHCCCS, Arizona's state Medicaid program, expires September 30, 2013. On March 22, 2013, the Company was notified that PHP was not awarded an acute care program contract with AHCCCS for the three-year period commencing October 1, 2013. However, on April 1, 2013, PHP agreed with AHCCCS on the general terms of a capped contract for Maricopa County for the three-year period commencing October 1, 2013. Approximately 98,000 of PHP's members resided in Maricopa County as of March 31, 2013. Pursuant to the terms of PHP's agreement with AHCCCS, PHP will not file a protest of any of the AHCCCS decisions. In addition, PHP agreed that enrollment will be capped effective October 1, 2013 and the enrollment cap will not be lifted at any time during the total contracting period, except if AHCCCS deems additional plan capacity necessary based upon growth in covered lives or other reasons as outlined in a letter provided by AHCCCS that clarifies certain terms of the capped contract. AHCCCS has also indicated that it intends to hold an open enrollment for PHP members in Maricopa County sometime in calendar year 2014. During the quarter ended March 31, 2013, the Company assessed whether goodwill had been impaired for the health plan reporting unit based upon the significant differences between the terms of its current contract with AHCCCS and the terms of the capped contract beginning October 1, 2013. Based upon the Company's current projections of future cash flows (Level 3 inputs) for the health plan reporting unit, management concluded that goodwill associated with its health plan reporting unit is not impaired. However, the Company will continue to monitor the projections of future cash flows in the health plan reporting unit as impacted by this contractual change. The Company's calculations used to determine the fair value of the health plan reporting unit require significant judgment, assumptions, and estimation, the most significant of which is projected membership levels, and may be revised in the future as additional information becomes available. If these estimates and assumptions prove to be materially inaccurate, an impairment charge could be required in a future period.

6. OTHER ACCRUED EXPENSES AND OTHER LIABILITIES
The following table presents a summary of items comprising other accrued expenses and current liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2012 and March 31, 2013 (in millions).

	June 30, 2012	March 31, 2013
Property taxes	$23.0	$19.7
Professional and general liability and workers compensation insurance, current portion	69.7	81.3
Accrued income and service guarantees	5.3	3.4
Accrued capital expenditures	35.7	29.9
Market-specific contract liabilities	39.7	7.6
Other	46.5	23.6
Other accrued expenses and current liabilities	$219.9	$165.5

During the nine months ended March 31, 2013, the Company made payments for various contract liability settlements in one of its markets.

As of June 30, 2012 and March 31, 2013, the Company had other non-current liabilities of $174.7 million and $126.2 million, respectively, in other liabilities on the accompanying condensed consolidated balance sheets. During the nine months ended March 31, 2013, the Company paid resident FICA claims of $39.5 million using proceeds from a settlement with the Internal Revenue Service.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

7. FINANCING ARRANGEMENTS
A summary of the Company’s long-term debt as of June 30, 2012 and March 31, 2013 follows (in millions).

	June 30, 2012	March 31, 2013
8.0% Senior Unsecured Notes due 2018	$1,159.1	$1,161.2
7.750% Senior Notes due 2019	722.2	722.6
10.375% Senior Discount Notes due 2016	9.9	—
Term loans payable under credit facility due 2016	798.8	1,092.9
Capital leases and other long-term debt	16.6	18.6
	2,706.6	2,995.3
Less: current maturities	(11.2)	(14.5)
	$2,695.4	$2,980.8

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

The Company used the net proceeds from its initial public offering in June 2011 and the exercise of the over-allotment option by the underwriters in July 2011 to redeem $453.6 million accreted value ($724.0 million principal balance) of the Senior Discount Notes and to pay $27.6 million of redemption premiums related thereto. The redemptions resulted in approximately $14.7 million of remaining unredeemed accreted value of these notes outstanding immediately after the redemptions were completed and resulted in the recognition of debt extinguishment costs during the nine months ended March 31, 2012 of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed notes. During the fiscal year ended June 30, 2012, subsequent to September 30, 2011, the Company redeemed $6.0 million accreted value ($8.9 million principal balance) of Senior Discount Notes through privately negotiated transactions.

On March 19, 2013, the Company redeemed the remaining $10.7 million accreted value ($14.3 million principal balance) of the Senior Discount Notes. In connection with the redemption, the Company paid $0.5 million of tender premiums to redeem the Senior Discount Notes.

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

On June 14, 2011, substantially all of the outstanding Senior Notes were exchanged for new 7.750% senior notes with identical terms and conditions, except that the exchange notes were registered under the Securities Act of 1933 (the "Securities Act"). Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on April 8, 2011, that became effective on May 4, 2011.

On March 30, 2012, the Company issued an additional $375.0 million ($372.2 million cash proceeds net of original issue discount) aggregate principal amount of Senior Notes (the “New Notes”) in a private placement pursuant to the indenture, dated

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

as of January 26, 2011, governing the Senior Notes. The New Notes generally have the same terms and features as the Senior Notes. The New Notes mature on February 1, 2019. The New Notes were issued at an offering price of 99.25% plus accrued interest from February 1, 2012. The discount of $2.8 million will be accreted to par over the remaining term of the New Notes.

The New Notes are treated as a single series with the existing Senior Notes, except that the New Notes are subject to a separate registration rights agreement. On March 13, 2013, the Company completed the exchange of substantially all of the outstanding New Notes for new 7.750% senior notes with identical terms and conditions, except that the exchange notes are registered under the Securities Act. Terms and conditions of the exchange offer were set forth in the registration statement on Form S-4 filed with the Securities and Exchange Commission on December 14, 2012, that became effective on January 25, 2013.
Credit Facility Debt and Amendment

On March 14, 2013, certain of the Company's subsidiaries amended (the "amendment") its Credit Agreement, dated January 29, 2010 (the “Credit Agreement”). Pursuant to the amendment, the Company borrowed an additional $300.0 million in term loans and refinanced its outstanding term loans. Initially, the Credit Agreement provided that the Company's term loan facility (the “term loan facility”) bore interest at a rate equal to, at the Company's option, LIBOR (subject to a 1.50% floor) plus 3.50% per annum or an alternate base rate (subject to a 2.50% floor) plus 2.50% per annum. The amendment provides that the term loan facility bears interest at a rate equal to, at the Company's option, LIBOR (subject to a 1.00% floor) plus 2.75% per annum or an alternate base rate (subject to a 2.00% floor) plus 1.75% per annum. The term loan facility matures on January 29, 2016. The interest rate applicable to the term loan facility was 3.75% as of March 31, 2013. A portion of the $300.0 million in additional borrowings was used to redeem the outstanding principal and interest related to the Company's previously outstanding Senior Discount Notes and to pay the associated fees related to the amendment. The remaining proceeds will be used to finance other general operating and investing activities.

Subsequent to the $300.0 million amendment, the Company's senior secured credit facilities include a term loan facility, which matures in January 2016, in the amount of $1,092.9 million and a revolving credit facility, which matures in January 2015, in the amount of $365.0 million (the “2010 revolving facility”). The Company’s remaining borrowing capacity under the 2010 revolving facility, net of letters of credit outstanding, was $327.2 million as of March 31, 2013. The Company makes quarterly principal payments equal to one-fourth of one percent of the outstanding principal balance of the term loan facility and will continue to make such payments until the maturity of the term loan facility.

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

Debt Extinguishment Costs

In connection with the redemption of the remaining Senior Discount Notes and the $300.0 million amendment to the Company's Credit Agreement in March 2013, the Company recorded debt extinguishment costs of $1.3 million ($0.9 million net of taxes, or $0.01 per diluted share). The debt extinguishment costs include $0.5 million of tender premiums to redeem the Senior Discount Notes; $0.3 million of previously capitalized net deferred loan costs related to the Senior Discount Notes; $0.1 million of loan costs incurred related to the term loan facility that the Company expensed in accordance with accounting guidance related to modifications or exchanges of debt instruments for which carryover lenders' cash flows changed by more than 10%; and $0.4 million of third party costs related to the refinancing of the term loan facility.

During the nine months ended March 31, 2013, the Company capitalized an additional $2.8 million of deferred loan costs, whereas $5.0 million of the previously unamortized deferred loan costs will continue to be capitalized as intangible assets under the carryover lender provisions.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

8. DEFINED BENEFIT PENSION PLAN
The components of net pension plan credits for the Company’s defined benefit pension plan, a frozen plan for the benefit of certain current and previous employees in the Company's Michigan market, for the three and nine months ended March 31, 2012 and 2013 are as follows (in millions).

	Three months ended March 31,		Nine months ended March 31,
	2012	2013	2012	2013
Interest cost on projected benefit obligation	$13.0	$11.8	$39.0	$35.2
Expected return on plan assets	(14.3)	(15.7)	(42.9)	(46.8)
Total net pension plan credits	$(1.3)	$(3.9)	$(3.9)	$(11.6)
The Company recognizes changes in the funded status of the pension plan as a direct increase or decrease to stockholders’ equity through accumulated other comprehensive loss. At June 30, 2012, the Company recognized a change in the funded status of the pension plan as a decrease in equity through accumulated other comprehensive loss of $80.6 million ($49.2 million, net of taxes) based primarily on adjustments related to an increase in its unfunded pension liability due to a decrease in the discount rate used to measure the projected benefit obligation partially offset by an increase in the fair value of plan assets.
The Company made cash contributions of $19.2 million and $32.3 million to the pension plan trust during the nine months ended March 31, 2012 and 2013, respectively.
9. ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss, net of taxes, as of June 30, 2012 and March 31, 2013 are as follows (in millions).

	June 30, 2012	March 31, 2013
Unrealized holding gain on investments in securities	$0.7	$5.6
Defined benefit pension plan	(80.6)	(80.6)
Post-employment defined benefit plan	0.9	0.9
Income tax benefit	30.6	28.5
Accumulated other comprehensive loss	$(48.4)	$(45.6)

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10. EARNINGS PER SHARE
The Company computes basic earnings per share using the weighted average number of common shares outstanding. The Company computes diluted earnings per share using the weighted average number of common shares outstanding, plus the dilutive effect of outstanding stock options, restricted shares, restricted stock units and performance-based restricted stock units, computed using the treasury stock method. Performance-based restricted stock units are included as dilutive shares when the applicable performance measures are achieved.

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended March 31, 2012 and 2013 (in millions, except per share amounts).

	Three months ended March 31,		Nine months ended March 31,
	2012	2013	2012	2013
Numerator for basic and diluted earnings per share:
Income from continuing operations	$44.1	$21.3	$38.5	$47.3
Income (loss) from discontinued operations	(0.1)	—	(0.5)	0.1
Accretion of redeemable non-controlling interest, net of taxes	(0.4)	(0.7)	(0.8)	(2.0)
Income available to common stockholders	$43.6	$20.6	$37.2	$45.4

Denominator (in thousands):
Weighted average shares outstanding - basic	75,383	77,619	75,187	76,907
Effect of dilutive securities	3,550	2,496	3,575	2,568
Weighted average shares outstanding - diluted	78,933	80,115	78,762	79,475

Basic earnings per share:
Continuing operations	$0.58	$0.27	$0.50	$0.59
Discontinued operations	—	—	(0.01)	—
Basic earnings per share	$0.58	$0.27	$0.49	$0.59

Diluted earnings per share:
Continuing operations	$0.55	$0.26	$0.48	$0.57
Discontinued operations	—	—	(0.01)	—
Diluted earnings per share	$0.55	$0.26	$0.47	$0.57

For the three months ended March 31, 2012 and 2013, the Company excluded 4,647,000 and 3,090,000, respectively, and for the nine months ended March 31, 2012 and 2013, the Company excluded 4,320,000 and 4,221,000, respectively, of potentially dilutive stock options and other stock-based awards from the calculation of diluted earnings per share because such stock-based awards were anti-dilutive or performance conditions were not met.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

11. STOCK-BASED COMPENSATION

The Company issues stock-based awards, including stock options and other stock-based awards (restricted stock units and performance-based awards) in accordance with the Company’s various equity compensation plans that have been approved by the Company's Board of Directors.

In June 2011, the Company adopted the 2011 Stock Incentive Plan (the “2011 Plan”), which effectively replaced the 2004 Stock Incentive Plan (the “2004 Plan”), from which stock-based awards were granted prior to the Company's initial public offering. No further equity awards will be made under the 2004 Plan. The 2011 Plan allows for the issuance of 14,000,000 shares of common stock, all of which may be granted as incentive stock awards. As of March 31, 2013, there were 8,257,394 shares of common stock available for grant under the 2011 Plan. As of March 31, 2013, there were 1,610,665 options, 1,233,933 restricted stock units and 983,322 performance-based restricted stock units outstanding under the 2011 Plan. The 2011 Plan also includes 1,530,139 restricted shares that vested during the nine months ended March 31, 2013. Stock options issued under the 2011 Plan vest and become exercisable ratably over three years, while the time-based restricted stock units and performance units vest ratably over four years.

The actual number of performance units earned may be increased or decreased based upon the Company's financial performance for the fiscal year during which the awards were granted. The Company recognized estimated expense for the three months and nine months ended March 31, 2013 related to the performance-based awards based upon the Company achieving 100% of its targeted financial performance metrics for fiscal year 2013.
During the three months ended March 31, 2012 and 2013, under its stock incentive plans, the Company incurred stock-based compensation expense of $1.9 million and $0.6 million, respectively, and incurred $6.5 million and $5.5 million for the nine months ended March 31, 2012 and 2013, respectively. Compensation cost related to stock-based awards will be adjusted for future changes in estimated forfeitures and actual results of performance measures.

12. INCOME TAXES
Significant components of the provision for income taxes from continuing operations are as follows (in millions).

	Nine months ended March 31,
	2012	2013
Current:
Federal	$2.2	$11.5
State	2.8	0.2
Total current	5.0	11.7
Deferred:
Federal	13.4	13.9
State	0.7	0.4
Total deferred	14.1	14.3
Change in valuation allowance	1.3	(1.5)
Total income tax expense	$20.4	$24.5

Income tax expense for the nine months ended March 31, 2013 includes the impact of releasing a $1.6 million valuation allowance for unitary state net operating loss carryforwards.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

•	the availability, or lack thereof, of taxable income in prior carryback periods that would limit realization of tax benefits;

•	the carryforward period associated with the deferred tax assets and liabilities; and

•	prudent and feasible tax-planning strategies.
During the nine months ended March 31, 2013, management concluded that it was more likely than not that certain unitary state net operating loss deferred tax assets were realizable. Management based this determination on the Company having cumulative pre-tax income in recent years exclusive of nonrecurring expenses associated with its initial public offering as well as forecasted income in the net operating loss carryforward period. The Company continues to maintain valuation allowances on state net operating losses in states without cumulative pre-tax income and in states where net operating loss deductions have been suspended due to uncertainty surrounding its ability to utilize the net operating losses during the prescribed carryforward periods.
As of March 31, 2013, the Company had generated net operating loss carryforwards for federal income tax and state income tax purposes of approximately $3.4 million and $515.0 million, respectively. The federal and state net operating loss carryforwards expire from 2020 to 2029 and 2013 to 2030, respectively.
The Company’s U.S. federal income tax returns for tax years 2005 and beyond remain subject to examination by the Internal Revenue Service.

13. SEGMENT INFORMATION
The Company’s acute care hospitals and related health care businesses are similar in their activities and the economic environments in which they operate (i.e., urban and suburban areas). Accordingly, the Company’s reportable operating segments consist of 1) acute care hospitals and related health care businesses, collectively, and 2) health plans, including Chicago Health Systems, a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; Phoenix Health Plan, a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan, a Medicare and Medicaid dual eligible managed health plan operating in Arizona; ProCare Health Plan, a Medicaid managed health plan operating in Michigan; and Valley Baptist Insurance Company, which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The following tables provide unaudited condensed financial information by operating segment for the three months and nine months ended March 31, 2012 and 2013, including a reconciliation of Segment EBITDA to income from continuing operations before income taxes (in millions).

	Three months ended March 31, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,391.7	$—	$—	$1,391.7
Premium revenues	—	190.8	—	190.8
Inter-segment revenues	13.0	—	(13.0)	—
Total revenues	1,404.7	190.8	(13.0)	1,582.5

Salaries and benefits (excludes stock compensation)	710.4	9.5	—	719.9
Health plan claims expense (1)	—	146.6	—	146.6
Supplies	235.5	—	—	235.5
Other operating expenses-external	297.5	8.8	—	306.3
Operating expenses-intersegment	—	13.0	(13.0)	—
Medicare and Medicaid EHR incentives	(2.4)	—	—	(2.4)
Segment EBITDA (2)	163.7	12.9	—	176.6
Less:
Interest, net	43.9	(0.5)	—	43.4
Depreciation and amortization	61.9	1.0	—	62.9
Equity method income	(1.1)	—	—	(1.1)
Stock compensation	1.9	—	—	1.9
Loss on disposal of assets	0.2	—	—	0.2
Acquisition related expenses	1.2	—	—	1.2
Pension credits	(1.3)	—	—	(1.3)
Income from continuing operations before income taxes	$57.0	$12.4	$—	$69.4
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Three months ended March 31, 2013
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$1,316.0	$—	$—	$1,316.0
Premium revenues	—	182.1	—	182.1
Inter-segment revenues	9.4	—	(9.4)	—
Total revenues	1,325.4	182.1	(9.4)	1,498.1

Salaries and benefits (excludes stock compensation)	684.9	9.8	—	694.7
Health plan claims expense (1)	—	137.3	—	137.3
Supplies	229.1	—	—	229.1
Other operating expenses-external	287.8	11.6	—	299.4
Operating expenses-intersegment	—	9.4	(9.4)	—
Medicare and Medicaid EHR incentives	(5.4)	—	—	(5.4)
Segment EBITDA (2)	129.0	14.0	—	143.0
Less:
Interest, net	48.1	0.7	—	48.8
Depreciation and amortization	59.7	1.0	—	60.7
Equity method income	(1.4)	—	—	(1.4)
Stock compensation	0.6	—	—	0.6
Loss on disposal of assets	0.3	—	—	0.3
Realized losses on investments	0.1	—	—	0.1
Acquisition related expenses	0.1	—	—	0.1
Debt extinguishment costs	1.3	—	—	1.3
Pension credits	(3.9)	—	—	(3.9)
Income from continuing operations before income taxes	$24.1	$12.3	$—	$36.4
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine months ended March 31, 2012
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$3,903.6	$—	$—	$3,903.6
Premium revenues	—	590.6	—	590.6
Inter-segment revenues	32.1	—	(32.1)	—
Total revenues	3,935.7	590.6	(32.1)	4,494.2

Salaries and benefits (excludes stock compensation)	2,054.8	27.9	—	2,082.7
Health plan claims expense (1)	—	458.6	—	458.6
Supplies	676.9	0.1	—	677.0
Other operating expenses-external	836.2	31.6	—	867.8
Operating expenses-intersegment	—	32.1	(32.1)	—
Medicare and Medicaid EHR incentives	(26.8)	—	—	(26.8)
Segment EBITDA (2)	394.6	40.3	—	434.9
Less:
Interest, net	133.8	(1.4)	—	132.4
Depreciation and amortization	188.0	3.3	—	191.3
Equity method income	(1.8)	—	—	(1.8)
Stock compensation	6.5	—	—	6.5
Gain on disposal of assets	(0.6)	—	—	(0.6)
Acquisition related expenses	13.8	—	—	13.8
Debt extinguishment costs	38.9	—	—	38.9
Impairment and restructuring charges	(0.1)	—	—	(0.1)
Pension credits	(3.9)	—	—	(3.9)
Income from continuing operations before income taxes	$20.0	$38.4	$—	$58.4
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

	Nine months ended March 31, 2013
	Acute Care Services	Health Plans	Eliminations	Consolidated
Patient service revenues, net (1)	$3,930.1	$—	$—	$3,930.1
Premium revenues	—	551.8	—	551.8
Inter-segment revenues	29.1	—	(29.1)	—
Total revenues	3,959.2	551.8	(29.1)	4,481.9

Salaries and benefits (excludes stock compensation)	2,039.3	28.8	—	2,068.1
Health plan claims expense (1)	—	421.4	—	421.4
Supplies	687.6	0.1	—	687.7
Other operating expenses-external	888.1	33.8	—	921.9
Operating expenses-intersegment	—	29.1	(29.1)	—
Medicare and Medicaid EHR incentives	(31.2)	—	—	(31.2)
Segment EBITDA (2)	375.4	38.6	—	414.0
Less:
Interest, net	149.7	(0.4)	—	149.3
Depreciation and amortization	191.0	3.1	—	194.1
Equity method income	(1.8)	—	—	(1.8)
Stock compensation	5.5	—	—	5.5
Loss on disposal of assets	1.3	—	—	1.3
Realized losses on investments	0.3	—	—	0.3
Acquisition related expenses	0.2	—	—	0.2
Debt extinguishment costs	1.3	—	—	1.3
Pension credits	(11.6)	—	—	(11.6)
Income from continuing operations before income taxes	$39.5	$35.9	$—	$75.4
_____________________

(1)
The Company eliminates in consolidation those patient service revenues earned by its health care facilities attributable to services provided to members in its owned health plans and eliminates the corresponding medical claims expenses incurred by the health plans for those services.

(2)
Segment EBITDA is defined as income from continuing operations before income taxes less interest expense (net of interest income), depreciation and amortization, equity method income, stock compensation, gain or loss on disposal of assets, realized gains or losses on investments, acquisition related expenses, debt extinguishment costs, impairment and restructuring charges, and pension expense (credits). Management uses Segment EBITDA to measure the performance of the Company’s segments and to develop strategic objectives and operating plans for those segments. Segment EBITDA eliminates the uneven effect of non-cash depreciation of tangible assets and amortization of intangible assets, much of which results from acquisitions accounted for under the purchase method of accounting. Segment EBITDA also eliminates the effects of changes in interest rates, which management believes relate to general trends in global capital markets, but are not necessarily indicative of the operating performance of the Company’s segments. Management believes that Segment EBITDA provides useful information to investors, lenders, financial analysts and rating agencies about the financial performance of the Company’s segments. Additionally, management believes that investors and lenders view Segment EBITDA as an important factor in making investment decisions and assessing the value of the Company. Segment EBITDA is not a substitute for net income, operating cash flows or other cash flow statement data determined in accordance with accounting principles generally accepted in the United States. Segment EBITDA, as presented, may not be comparable to similar measures of other companies.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

14. CONTINGENCIES AND HEALTH CARE REGULATION
Capital Expenditure Commitments
As part of its acquisition of The Detroit Medical Center (“DMC”), effective January 1, 2011, the Company committed to spend a total of $850.0 million over a five-year period, $500.0 million of which related to a specific list of expansion projects. As of March 31, 2013, the Company had spent approximately $279.5 million related to this commitment, including approximately $159.2 million related to the specific project list. Under the terms of the DMC acquisition agreement, the Company is required to spend at least $80.0 million related to the specific list of expansion projects during each of the five calendar years after the closing of the acquisition. Since this commitment was not met for the 2011 calendar year, the Company deposited $41.8 million of cash into an escrow account restricted for the purpose of funding capital expenditures related to the specific project list in February 2012. During the 2012 calendar year, the Company was reimbursed the full $41.8 million from the escrow account resulting from capital expenditures made subsequent to December 2011. For the calendar year 2012 capital commitment, the $80.0 million specific projects capital commitment was not met; therefore, in February 2013, the Company deposited $27.8 million of cash into the restricted escrow account. Since funding the escrow in February 2013, the Company had received approximately $10.5 million from the account for reimbursement of capital expenditures related to the specific project list through March 31, 2013. As of March 31, 2013, the Company had spent approximately $79.2 million related to calendar year 2012 commitments and was due $16.5 million in reimbursement from the escrow account. As of March 31, 2013, the Company estimated its remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $103.8 million.
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
Due to changes in claims development related to prior fiscal years, the Company increased its professional and general liability reserve by $4.6 million ($2.8 million, or $0.04 per diluted share, net of taxes) for the three months ended March 31, 2012 and decreased its professional and general liability reserve by $2.5 million ($1.5 million, or $0.02 per diluted share, net of taxes) for the nine months ended March 31, 2012. The Company decreased its professional and general liability reserve related to prior year estimate changes by $9.6 million ($5.9 million, or $0.07 per diluted share, net of taxes) and $3.4 million ($2.1 million, or $0.03 per diluted share, net of taxes) during the three and nine months ended March 31, 2013, respectively.
Similarly, the Company decreased its workers compensation reserve related to prior fiscal years by $1.5 million ($0.9 million, or $0.01 per diluted share, net of taxes) during the three months ended March 31, 2013. The Company decreased its workers compensation reserve related to prior fiscal years by $3.7 million ($2.3 million, or $0.02 per diluted share, net of taxes) during the nine months ended March 31, 2013. The workers compensation adjustments related to prior fiscal years were not significant for the three and nine months ended March 31, 2012.
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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

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

United States of America ex rel. Shanna Woyak v. Vanguard Health Systems, Inc.; Abrazo Health Care
On April 8, 2013, the Company was made aware of a civil action against it that was originally filed under seal on June 25, 2012 in the U.S. District Court for the District of Arizona.  This action was brought by Shanna Woyak as a private party “qui tam relator” on behalf of the federal government.
The action brought by Ms. Woyak alleges civil violations of the federal FCA.  Ms. Woyak's claims are primarily premised on allegations that the Company's Arizona Heart Hospital (“AHH”) failed to properly qualify for provider-based status under Medicare rules as a campus of the Company's Phoenix Baptist Hospital (“PBH”), though Ms. Woyak also alleges various means by which the Company allegedly fraudulently increased its billings.  The action further alleges retaliation in violation of the FCA and common-law wrongful discharge.  The action seeks damages provided for in the FCA and under common law.

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

The Office of the Inspector General of the Department of Health and Human Services has previously informed the Company that its investigation into provider-based matters relating to AHH and PBH has been closed.
The Company believes that all of the allegations described above are without merit and intends to vigorously defend itself in these actions, if pursued. Management does not believe that the final outcome of this matter will materially impact the Company's financial position, operating results or cash flows.
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

On the same date in 2006 that this suit was filed against the Company in federal district court in San Antonio, the same attorneys filed three other substantially similar putative class action lawsuits in federal district courts in Chicago, Illinois, Albany, New York and Memphis, Tennessee against some of the hospitals or hospital systems in those cities (none of such hospitals or hospital systems being owned by the Company). The attorneys representing the plaintiffs in all four of these cases said in June 2006 that they may file similar complaints in other jurisdictions and in December 2006 they brought a substantially similar class action lawsuit against eight hospitals or hospital systems in the Detroit, Michigan metropolitan area, one of which was DMC. Since representatives of the Service Employees International Union (“SEIU”) joined plaintiffs' attorneys in announcing the filing of all four complaints on June 20, 2006, and as has been reported in the media, the Company believes that SEIU's involvement in these actions appears to be part of a corporate campaign to attempt to organize nurses in these cities, including San Antonio and Detroit. The registered nurses in the Company's hospitals in San Antonio and Detroit are currently not members of any union. In the suit in Detroit against DMC, the court did not bifurcate class and merits issues. On March 22,
2012, the judge issued an opinion and order granting in part and denying in part the defendants' motions for summary judgment. The defendants' motions were granted as to the count of the complaint alleging wage fixing by defendants, but were denied as to the count alleging that the defendants' sharing of wage information allegedly resulted in the suppression of nurse wages. The opinion, however, did not address plaintiffs' motion for class certification and did not address defendants' challenge to the opinion of plaintiffs' expert, but specifically reserved ruling on those matters for a later date. At a mandatory mediation in January 2013 before the presiding U.S. District Court judge, counsel for DMC was advised that it appears likely that the DMC will be the only non-settling defendant.

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
Guarantees
As part of its contract with the AHCCCS, PHP is required to maintain a performance guarantee, the amount of which is based upon PHP’s membership and capitation premiums received. As of March 31, 2013, the Company maintained this

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

performance guarantee in the form of $40.0 million of surety bonds with independent third party insurers. The Company also has a surety bond for its Michigan Pioneer ACO in the amount of $3.0 million as part of the requirements set forth by CMS and has other miscellaneous surety bonds for various corporate needs.

Redeemable Noncontrolling Interest

In September 2011, the Company obtained a 51% controlling interest in a partnership that holds the assets acquired and liabilities assumed in the purchase of Valley Baptist Health System. The remaining 49% non-controlling interest was granted to the former owner of Valley Baptist Health System (the “seller”) as purchase consideration. The partnership operating agreement includes an option by which the seller may put its 49% non-controlling interest back to the Company upon either the third or fifth anniversary of the transaction date. The redemption value is calculated based upon the operating results and the debt of the partnership, but is subject to a floor value. The Company also has the option to call a stated percentage of the seller's non-controlling interest in the event the seller does not exercise its put option on either of the anniversary dates. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder, or upon the occurrence of an event outside of the control of the Company, are presented in mezzanine equity on the condensed consolidated balance sheets.
The Company's redeemable noncontrolling interest (“RNCI”) resulted from this put option. The carrying value of the RNCI has been determined based upon the discounted expected redemption value as of March 31, 2013. For each reporting period through the third anniversary of the acquisition, the Company accretes the carrying value of the RNCI up to the expected redemption value as of September 1, 2014. If the seller exercises this option, the Company may purchase the non-controlling interest with cash or by issuing stock. It is the Company’s intent to settle the exercise of the put or call option in cash. If the put option were to be settled in shares, approximately 5,972,000 shares of the Company’s common stock would be required to be issued based upon the closing price of the Company’s common stock on March 31, 2013.
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

Certain of the Company’s other consolidated wholly-owned and non-wholly-owned entities do not guarantee these notes in conformity with the provisions of the indentures governing those notes, and do not guarantee the term loan facility or the 2010 revolving facility in conformity with the provisions thereof. The condensed consolidating financial information for the parent company, the issuers of the senior notes and term debt, the issuers of the Senior Discount Notes, the subsidiary guarantors, the non-guarantor subsidiaries, certain eliminations and consolidated Company as of June 30, 2012 and March 31, 2013 and for the three months and nine months ended March 31, 2012 and March 31, 2013 follows.

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

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Balance Sheets
March 31, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$—	$425.6	$97.2	$—	$522.8
Restricted cash	—	—	—	4.4	1.6	—	6.0
Accounts receivable, net	—	—	—	547.3	105.8	—	653.1
Inventories	—	—	—	88.1	11.1	—	99.2
Prepaid expenses and other current assets	—	—	—	227.2	61.1	—	288.3
Total current assets	—	—	—	1,292.6	276.8	—	1,569.4
Property, plant and equipment, net	—	—	—	1,903.1	299.5	—	2,202.6
Goodwill	—	—	—	672.2	100.3	—	772.5
Intangible assets, net	—	45.3	—	30.3	10.1	—	85.7
Investments in consolidated subsidiaries	608.8	—	—	—	—	(608.8)	—
Investments in securities	—	—	—	—	59.3	—	59.3
Intercompany receivable	—	1,774.7	—	—	—	(1,774.7)	—
Other assets	—	—	—	91.7	109.7	—	201.4
Total assets	$608.8	$1,820.0	$—	$3,989.9	$855.7	$(2,383.5)	$4,890.9

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$—	$—	$—	$305.0	$63.9	$—	$368.9
Accrued expenses and other current liabilities	0.1	27.8	—	346.2	98.7	—	472.8
Current maturities of long-term debt	—	10.9	—	2.7	0.9	—	14.5
Total current liabilities	0.1	38.7	—	653.9	163.5	—	856.2
Other liabilities	—	—	—	487.7	152.3	—	640.0
Long-term debt, less current maturities	—	2,965.8	—	8.1	6.9	—	2,980.8
Intercompany payable	251.2	—	78.4	1,644.7	177.3	(2,151.6)	—
Redeemable non-controlling interests	—	—	—	—	56.4	—	56.4
Total equity (deficit)	357.5	(1,184.5)	(78.4)	1,195.5	299.3	(231.9)	357.5
Total liabilities and equity	$608.8	$1,820.0	$—	$3,989.9	$855.7	$(2,383.5)	$4,890.9

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,245.5	$155.5	$(9.3)	$1,391.7
Premium revenues	—	—	—	23.5	171.0	(3.7)	190.8
Total revenues	—	—	—	1,269.0	326.5	(13.0)	1,582.5

Salaries and benefits	1.9	—	—	649.4	70.5	—	721.8
Health plan claims expense	—	—	—	7.6	148.3	(9.3)	146.6
Supplies	—	—	—	209.7	25.8	—	235.5
Purchased services	—	—	—	122.9	21.7	—	144.6
Rents and leases	—	—	—	15.6	3.4	—	19.0
Other operating expenses	0.2	—	—	122.4	23.8	(3.7)	142.7
Medicare and Medicaid EHR incentives	—	—	—	(2.4)	—	—	(2.4)
Depreciation and amortization	—	—	—	53.5	9.4	—	62.9
Interest, net	—	43.5	0.4	(4.7)	4.2	—	43.4
Acquisition related expenses	—	—	—	—	1.2	—	1.2
Management fees	—	—	—	(7.6)	7.6	—	—
Other	—	—	—	(2.2)	—	—	(2.2)
Income (loss) from continuing operations before income taxes	(2.1)	(43.5)	(0.4)	104.8	10.6	—	69.4
Income tax benefit (expense)	(24.3)	—	—	—	(4.5)	4.5	(24.3)
Equity in earnings of subsidiaries	70.4	—	—	—	—	(70.4)	—
Income (loss) from continuing operations	44.0	(43.5)	(0.4)	104.8	6.1	(65.9)	45.1
Loss from discontinued operations, net of taxes	—	—	—	(0.1)	—	—	(0.1)
Net income (loss)	44.0	(43.5)	(0.4)	104.7	6.1	(65.9)	45.0
Net income attributable to non-controlling interests	—	—	—	—	(1.0)	—	(1.0)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$44.0	$(43.5)	$(0.4)	$104.7	$5.1	$(65.9)	$44.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Operations
For the three months ended March 31, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$1,058.4	$264.0	$(6.4)	$1,316.0
Premium revenues	—	—	—	52.6	129.5	—	182.1
Total revenues	—	—	—	1,111.0	393.5	(6.4)	1,498.1

Salaries and benefits	0.6	—	—	549.2	145.5	—	695.3
Health plan claims expense	—	—	—	9.2	134.5	(6.4)	137.3
Supplies	—	—	—	201.1	28.0	—	229.1
Purchased services	—	—	—	122.1	33.5	—	155.6
Rents and leases	—	—	—	14.4	5.0	—	19.4
Other operating expenses	0.1	—	—	97.5	26.8	—	124.4
Medicare and Medicaid EHR incentives	—	—	—	(5.3)	(0.1)	—	(5.4)
Depreciation and amortization	—	—	—	49.9	10.8	—	60.7
Interest, net	—	51.5	0.2	(10.0)	7.1	—	48.8
Acquisition related expenses	—	—	—	0.1	—	—	0.1
Debt extinguishment costs	—	0.5	0.8	—	—	—	1.3
Management fees	—	—	—	(3.4)	3.4	—	—
Other	—	—	—	(4.9)	—	—	(4.9)
Income (loss) from continuing operations before income taxes	(0.7)	(52.0)	(1.0)	91.1	(1.0)	—	36.4
Income tax benefit (expense)	(12.4)	—	—	—	6.6	(6.6)	(12.4)
Equity in earnings of subsidiaries	34.4	—	—	—	—	(34.4)	—
Net income (loss)	21.3	(52.0)	(1.0)	91.1	5.6	(41.0)	24.0
Net loss attributable to non-controlling interests	—	—	—	—	(2.7)	—	(2.7)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$21.3	$(52.0)	$(1.0)	$91.1	$2.9	$(41.0)	$21.3

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$3,541.6	$384.4	$(22.4)	$3,903.6
Premium revenues	—	—	—	63.4	538.5	(11.3)	590.6
Total revenues	—	—	—	3,605.0	922.9	(33.7)	4,494.2

Salaries and benefits	6.5	—	—	1,902.5	180.2	—	2,089.2
Health plan claims expense	—	—	—	23.9	457.1	(22.4)	458.6
Supplies	—	—	—	613.4	63.6	—	677.0
Purchased services	—	—	—	349.4	55.6	—	405.0
Rents and leases	—	—	—	46.8	8.9	—	55.7
Other operating expenses	0.3	—	—	354.9	63.2	(11.3)	407.1
Medicare and Medicaid EHR incentives	—	—	—	(26.8)	—	—	(26.8)
Depreciation and amortization	—	—	—	166.8	24.5	—	191.3
Interest, net	—	129.8	4.2	(12.3)	10.7	—	132.4
Acquisition related expenses	—	—	—	8.0	5.8	—	13.8
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Management fees	—	—	—	(21.0)	21.0	—	—
Other	—	—	—	(6.1)	(0.3)	—	(6.4)
Income (loss) from continuing operations before income taxes	(6.8)	(129.8)	(43.1)	205.5	32.6	—	58.4
Income tax benefit (expense)	(20.4)	—	—	—	(14.2)	14.2	(20.4)
Equity in earnings of subsidiaries	65.2	—	—	—	—	(65.2)	—
Income (loss) from continuing operations	38.0	(129.8)	(43.1)	205.5	18.4	(51.0)	38.0
Loss from discontinued operations, net of taxes	—	—	—	(0.5)	—	—	(0.5)
Net income (loss)	38.0	(129.8)	(43.1)	205.0	18.4	(51.0)	37.5
Net loss attributable to non-controlling interests	—	—	—	—	0.5	—	0.5
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$38.0	$(129.8)	$(43.1)	$205.0	$18.9	$(51.0)	$38.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Operations
For the nine months ended March 31, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Patient service revenues, net	$—	$—	$—	$3,259.7	$690.2	$(19.8)	$3,930.1
Premium revenues	—	—	—	82.6	469.2	—	551.8
Total revenues	—	—	—	3,342.3	1,159.4	(19.8)	4,481.9

Salaries and benefits	5.5	—	—	1,638.8	429.3	—	2,073.6
Health plan claims expense	—	—	—	26.2	415.0	(19.8)	421.4
Supplies	—	—	—	608.8	78.9	—	687.7
Purchased services	—	—	—	354.5	96.5	—	451.0
Rents and leases	—	—	—	42.4	14.8	—	57.2
Other operating expenses	0.3	—	—	334.6	78.8	—	413.7
Medicare and Medicaid EHR incentives	—	—	—	(25.7)	(5.5)	—	(31.2)
Depreciation and amortization	—	—	—	162.3	31.8	—	194.1
Interest, net	—	154.3	0.8	(27.8)	22.0	—	149.3
Acquisition related expenses	—	—	—	0.2	—	—	0.2
Debt extinguishment costs	—	0.5	0.8	—	—	—	1.3
Management fees	—	—	—	(10.0)	10.0	—	—
Other	—	—	—	(11.6)	(0.2)	—	(11.8)
Income (loss) from continuing operations before income taxes	(5.8)	(154.8)	(1.6)	249.6	(12.0)	—	75.4
Income tax benefit (expense)	(24.5)	—	—	—	(11.6)	11.6	(24.5)
Equity in earnings of subsidiaries	77.7	—	—	—	—	(77.7)	—
Income (loss) from continuing operations	47.4	(154.8)	(1.6)	249.6	(23.6)	(66.1)	50.9
Income from discontinued operations, net of taxes	—	—	—	0.1	—	—	0.1
Net income (loss)	47.4	(154.8)	(1.6)	249.7	(23.6)	(66.1)	51.0
Net income attributable to non-controlling interests	—	—	—	—	(3.6)	—	(3.6)
Net income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$47.4	$(154.8)	$(1.6)	$249.7	$(27.2)	$(66.1)	$47.4

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$44.0	$(43.5)	$(0.4)	$104.7	$6.1	$(65.9)	$45.0
Other comprehensive income:
Change in unrealized holding gains on investments in securities, net	—	—	—	—	3.0	—	3.0
Other comprehensive income before taxes	—	—	—	—	3.0	—	3.0
Change in income tax expense	—	—	—	—	(1.0)	—	(1.0)
Other comprehensive income, net of taxes	—	—	—	—	2.0	—	2.0
Comprehensive income (loss)	44.0	(43.5)	(0.4)	104.7	8.1	(65.9)	47.0
Net income attributable to non-controlling interests	—	—	—	—	(1.0)	—	(1.0)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$44.0	$(43.5)	$(0.4)	$104.7	$7.1	$(65.9)	$46.0

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$21.3	$(52.0)	$(1.0)	$91.1	$5.6	$(41.0)	$24.0
Other comprehensive income:
Change in unrealized holding gains on investments in securities, net	—	—	—	—	1.6	—	1.6
Other comprehensive income before taxes	—	—	—	—	1.6	—	1.6
Change in income tax expense	—	—	—	—	(0.7)	—	(0.7)
Other comprehensive income, net of taxes	—	—	—	—	0.9	—	0.9
Comprehensive income (loss)	21.3	(52.0)	(1.0)	91.1	6.5	(41.0)	24.9
Net loss attributable to non-controlling interests	—	—	—	—	(2.7)	—	(2.7)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$21.3	$(52.0)	$(1.0)	$91.1	$3.8	$(41.0)	$22.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$38.0	$(129.8)	$(43.1)	$205.0	$18.4	$(51.0)	$37.5
Other comprehensive loss:
Change in unrealized holding losses on investments in securities, net	—	—	—	—	1.2	—	1.2
Other comprehensive loss before taxes	—	—	—	—	1.2	—	1.2
Change in income tax benefit	—	—	—	—	(0.2)	—	(0.2)
Other comprehensive loss, net of taxes	—	—	—	—	1.0	—	1.0
Comprehensive income (loss)	38.0	(129.8)	(43.1)	205.0	19.4	(51.0)	38.5
Net loss attributable to non-controlling interests	—	—	—	—	0.5	—	0.5
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$38.0	$(129.8)	$(43.1)	$205.0	$19.9	$(51.0)	$39.0

Condensed Consolidating Statements of Comprehensive Income (Loss)
For the nine months ended March 31, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Net income (loss)	$47.4	$(154.8)	$(1.6)	$249.7	$(23.6)	$(66.1)	$51.0
Other comprehensive income:
Change in unrealized holding gains on investments in securities, net	—	—	—	—	4.9	—	4.9
Other comprehensive income before taxes	—	—	—	—	4.9	—	4.9
Change in income tax expense	—	—	—	—	(2.1)	—	(2.1)
Other comprehensive income, net of taxes	—	—	—	—	2.8	—	2.8
Comprehensive income (loss)	47.4	(154.8)	(1.6)	249.7	(20.8)	(66.1)	53.8
Net income attributable to non-controlling interests	—	—	—	—	(3.6)	—	(3.6)
Comprehensive income (loss) attributable to Vanguard Health Systems, Inc. stockholders	$47.4	$(154.8)	$(1.6)	$249.7	$(24.4)	$(66.1)	$50.2

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2012

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$38.0	$(129.8)	$(43.1)	$205.0	$18.4	$(51.0)	$37.5
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	166.8	24.5	—	191.3
Amortization of loan costs	—	4.8	—	—	—	—	4.8
Accretion of principal on notes	—	2.0	4.2	—	—	—	6.2
Acquisition related expenses	—	—	—	8.0	5.8	—	13.8
Stock compensation	6.5	—	—	—	—	—	6.5
Deferred income taxes	15.4	—	—	—	—	—	15.4
Debt extinguishment costs	—	—	38.9	—	—	—	38.9
Other	—	—	—	(0.9)	—	—	(0.9)
Changes in operating assets and liabilities net of the impact of acquisitions	(59.9)	(14.8)	—	(248.7)	(44.9)	65.2	(303.1)
Net cash provided by (used in) operating activities	$—	$(137.8)	$—	$130.2	$3.8	$14.2	$10.4

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2012
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(216.0)	$2.3	$—	$(213.7)
Capital expenditures	—	—	—	(188.6)	(7.5)	—	(196.1)
Net proceeds from sales of investments in securities	—	—	—	1.8	10.0	—	11.8
Net deposits to restricted cash and escrow fund	—	—	—	(40.6)	—	—	(40.6)
Other investing activities	—	—	—	2.4	—	—	2.4
Net cash provided by (used in) investing activities	—	—	—	(441.0)	4.8	—	(436.2)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(86.1)	(457.4)	(2.7)	(1.5)	—	(547.7)
Proceeds from debt borrowings	—	452.2	—	—	—	—	452.2
Payments of debt issuance costs	—	(7.5)	—	—	—	—	(7.5)
Proceeds from issuance of common stock	67.5	—	—	—	—	—	67.5
Payments of IPO related costs	(6.9)	—	—	—	—	—	(6.9)
Payment of tender premiums on note redemption	—	—	(27.6)	—	—	—	(27.6)
Cash provided by (used in) intercompany activity	(59.6)	(220.8)	485.0	(23.9)	(163.2)	(17.5)	—
Other financing activities	(1.0)	—	—	—	(5.5)	3.3	(3.2)
Net cash provided by (used in) financing activities	—	137.8	—	(26.6)	(170.2)	(14.2)	(73.2)
Net decrease in cash and cash equivalents	—	—	—	(337.4)	(161.6)	—	(499.0)
Cash and cash equivalents, beginning of period	—	—	—	644.1	292.5	—	936.6
Cash and cash equivalents, end of period	$—	$—	$—	$306.7	$130.9	$—	$437.6

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2013

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Operating activities:
Net income (loss)	$47.4	$(154.8)	$(1.6)	$249.7	$(23.6)	$(66.1)	$51.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	—	—	162.3	31.8	—	194.1
Amortization of loan costs	—	6.7	—	—	—	—	6.7
Accretion of principal on senior discount notes	—	2.5	0.7	—	—	—	3.2
Acquisition related expenses	—	—	—	0.2	—	—	0.2
Stock compensation	5.5	—	—	—	—	—	5.5
Deferred income taxes	12.8	—	—	—	—	—	12.8
Debt extinguishment costs	—	0.5	0.8	—	—	—	1.3
Other	—	—	—	1.2	0.4	—	1.6
Changes in operating assets and liabilities, net of impact of acquisitions	(65.7)	(45.4)	—	(25.6)	(127.4)	77.7	(186.4)
Net cash provided by (used in) operating activities	$—	$(190.5)	$(0.1)	$387.8	$(118.8)	$11.6	$90.0

VANGUARD HEALTH SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Condensed Consolidating Statements of Cash Flows
For the nine months ended March 31, 2013
(Continued)

	Parent	Issuers of Senior Notes and Term Debt	Issuers of Senior Discount Notes	Guarantor Subsidiaries	Combined Non- Guarantors	Eliminations	Total Consolidated
	(In millions)
Investing activities:
Acquisitions and related expenses, net of cash acquired	$—	$—	$—	$(6.9)	$(0.3)	$—	$(7.2)
Capital expenditures	—	—	—	(270.9)	(18.5)	—	(289.4)
Net purchases of investments in securities	—	—	—	—	(2.9)	—	(2.9)
Net reimbursements from restricted cash and escrow fund	—	—	—	0.3	—	—	0.3
Other investing activities	—	—	—	(0.4)	—	—	(0.4)
Net cash used in investing activities	—	—	—	(277.9)	(21.7)	—	(299.6)

Financing activities:
Payments of long-term debt and capital lease obligations	—	(6.0)	(10.6)	(0.4)	(2.1)	—	(19.1)
Proceeds from debt borrowings	—	300.0	—	—	—	—	300.0
Payments of debt issuance costs	—	(2.6)	—	—	—	—	(2.6)
Payments of tender premiums on note redemption	—	—	(0.5)	—	—	—	(0.5)
Other financing activities	(0.4)	—	—	—	(0.5)	—	(0.9)
Cash provided by (used in) intercompany activity	0.4	(100.9)	11.2	10.3	90.6	(11.6)	—
Net cash provided by (used in) financing activities	—	190.5	0.1	9.9	88.0	(11.6)	276.9
Net decrease in cash and cash equivalents	—	—	—	119.8	(52.5)	—	67.3
Cash and cash equivalents, beginning of period	—	—	—	305.8	149.7	—	455.5
Cash and cash equivalents, end of period	$—	$—	$—	$425.6	$97.2	$—	$522.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this section, Management’s Discussion and Analysis of Financial Condition and Results of Operations, is to provide a narrative explanation of our financial statements that enables investors to better understand our business, to enhance our overall financial disclosures, to provide the context within which our financial information may be analyzed, and to provide information about the quality of, and potential variability of, our financial condition, results of operations and cash flows. This section should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.

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

•
a reduction or elimination of supplemental Medicare and Medicaid payments on which we depend, including disproportionate share payments, indirect medical education/graduate medical education payments, upper payment limit programs ("UPL") and other similar payments;

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

•	whether our efforts to reduce the cost of providing health care services while increasing the quality of care are successful;

•	potential adverse impact of known and unknown governmental investigations and audits;

•	increased compliance costs from further government regulation of health care and our failure to comply, or allegations of our failure to comply, with applicable laws and regulations;

•	our failure to adequately enhance our facilities with technologically advanced equipment;

•	the availability of capital to fund our corporate growth strategy and improvements to our existing facilities;

•	potential lawsuits or other claims asserted against us;

•	failure of the Arizona Health Care Cost Containment System (“AHCCCS”) to renew its contract with, or award future contracts with similar terms and scope to, Phoenix Health Plan ("PHP");

•	PHP’s ability to comply with the terms of its current contract with AHCCCS or the capped contract recently awarded to PHP for the three year period starting October 1, 2013;

•	our inability to accurately estimate and manage health plan claims expense within our health plans;

•	our inability to accurately estimate and manage employee medical benefits expense;

•	reductions in or our inability to grow the enrollment of our health plans;

•	changes in general economic conditions nationally and regionally in our markets;

•	our exposure to the increased amounts of and collection risks associated with uninsured accounts and the co-pay and deductible portions of insured accounts;

•	dependence on our senior management team and local management personnel;

•	volatility of professional and general liability insurance for us and the physicians who practice at our hospitals and increases in the quantity and severity of professional liability claims;

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

•
changes in payer mix, services mix and surgical volumes, including changes in Medicaid eligibility criteria and more patients covered under managed Medicare and Medicaid programs rather than traditional Medicare and Medicaid programs, potential declines in the population covered under managed care agreements and physician utilization trends and practices;

•	costs and compliance risks associated with Section 404 of the Sarbanes-Oxley Act of 2002;

•	material non-cash charges to earnings from impairment of goodwill associated with declines in the fair market value of our reporting units;

•	cash payments that may be necessary to fund an underfunded defined benefit pension plan of The Detroit Medical Center ("DMC");

•	volatility of materials and labor costs for, or state efforts to regulate, potential construction projects that may be necessary for future growth;

•	our reliance on payments from our subsidiaries, which may be restricted by our credit agreement and the indentures governing our senior notes;

•	changes in accounting practices; and

•	our ability to demonstrate meaningful use of certified electronic health record technology and to receive the related Medicare or Medicaid incentive payments.
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

Executive Overview

Our mission is to transform the delivery of health services we provide to the communities we serve by implementing innovative population health models and creating a patient-centered experience in a high performance environment of integrated care. We plan to grow our business by continually improving our quality of care, redesigning care delivery to a fee-for-value basis, expanding services to further our continuum of care, and selectively developing or acquiring other health care businesses where we see an opportunity to improve our operating performance and expand our mission. We believe this business strategy provides a framework for long-term success in an industry that is undergoing significant change; however, we expect to continue to experience operating challenges in the short-term until the general economy improves and our initiatives are fully implemented.
As of March 31, 2013, we owned and operated 28 hospitals with a total of 7,081 licensed beds and related outpatient service facilities complementary to the hospitals in San Antonio, Harlingen and Brownsville Texas; metropolitan Detroit, Michigan; metropolitan Phoenix, Arizona; metropolitan Chicago, Illinois; and Massachusetts. As of March 31, 2013, we also owned five health plans with approximately 237,000 members. Our health plans include Chicago Health Systems (“CHS”), a contracting entity for outpatient services provided by MacNeal Hospital and Weiss Memorial Hospital and participating physicians in the Chicago area; PHP, a Medicaid managed health plan operating in Arizona; Abrazo Advantage Health Plan (“AAHP”), a Medicare and Medicaid dual eligible managed health plan operating in Arizona; ProCare Health Plan (“ProCare”), a Medicaid managed health plan operating in Michigan; and Valley Baptist Insurance Company (“VBIC”), which offers health maintenance organization, preferred provider organization, and self-funded products to its members in the form of large group, small group, and individual product offerings in south Texas.

During the three months and nine months ended March 31, 2013, our revenues were impacted by ongoing challenges including less demand for elective services, some of which related to a weak general economy, and a shift from services provided to patients with managed care coverage to uninsured patients. We believe these challenges will not subside significantly in the near future. Capitation rate decreases at PHP implemented by Arizona’s Medicaid plan and changes in eligibility qualification for certain categories of members that went into effect on October 1, 2011 caused a decrease in health plan revenues during the nine months ended March 31, 2013 compared to the prior year period. PHP was able to make adjustments to Medicaid reimbursement rates paid to health care providers resulting in decreased claims expense to offset a portion of the revenue decrease. We have been able to reduce certain costs to mitigate the impact of these revenue pressures, but we are not certain these cost reduction measures will be sustainable if economic weakness and weakened demand persist during the remainder of fiscal 2013 and beyond.

Recent Developments

On March 22, 2013, we were notified that PHP was not awarded an acute care program contract with AHCCCS for the three-year period commencing October 1, 2013. However, on April 1, 2013, PHP agreed with AHCCCS on the general terms of a capped contract for Maricopa County for the three-year period commencing October 1, 2013. Approximately 98,000 of PHP's members resided in Maricopa County as of March 31, 2013. Pursuant to the terms of PHP's agreement with AHCCCS, PHP will not file a protest of any of AHCCCS' decisions. In addition, PHP agreed that enrollment will be capped effective October 1, 2013 and the enrollment cap will not be lifted at any time during the total contract period, except if AHCCCS deems additional plan capacity necessary based upon growth in covered lives or other reasons as outlined in a letter provided by AHCCCS that clarifies certain terms of the capped contract. AHCCCS has also indicated that it intends to hold an open enrollment for PHP members in Maricopa County sometime in calendar year 2014.

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
Expansion of ambulatory and population health services

As we attempt to remain flexible and competitive in a dynamic health care environment, we have added focus and resources to our ambulatory care endeavors. As of March 31, 2013, we employed approximately 700 non-resident physicians and will continue to recruit primary care and specialty physicians and physician groups to the communities that we serve as market-specific needs warrant. We have invested heavily in the infrastructure necessary to coordinate our physician alignment strategies and manage our physician operations. During the first quarter of fiscal 2013, we entered into a joint venture arrangement with a leading national physician practice management company to manage the administration of these practices to enable us to focus on quality and physician alignment initiatives necessary for the transition to fee-for-value reimbursement. We have also established Physician Leadership Councils, comprised of physicians focused on driving clinical and operational performance, at most of our hospitals to align the quality goals of our hospitals with those of the physicians who practice in our hospitals. We believe our hospitalist employment strategy is a key element of our focus on patient-centered care. Because these initiatives require significant upfront investment and may take years to fully implement, our operating results and cash flows could be negatively impacted during the short-term.

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
Governmental Regulation
Health Reform Law. The provisions included in the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”), enacted in March 2010, provide for, among other things, increased access to health benefits for a significant number of uninsured individuals through the creation of health insurance exchanges and expanded Medicaid programs; reductions in future Medicare reimbursement, including market basket and disproportionate share payments; development of a payment bundling pilot program and similar programs to promote accountability and coordination of care; continued efforts to tie reimbursement to quality of care, including penalties for excessive readmissions and hospital-acquired conditions; and changes to premiums paid and the establishment of profit restrictions on Medicare managed care plans and Health Insurance Exchanges (“Exchanges”) insurance plans. The Health Reform Law is also under considerable scrutiny from Congress, and the states are moving at different speeds to implement portions of the Health Reform Law left to their discretion. We are unable to predict how the Health Reform Law will impact our future financial position, operating results or cash flows, but we expect to adapt our health care delivery process to benefit from the changes from the Health Reform Law that will be implemented during the next several years.

Budget Control Act. On August 2, 2011, Congress enacted the Budget Control Act of 2011.  This law increased the nation's borrowing authority while taking steps to reduce federal spending and the deficit.  The deficit reduction component is being implemented in two phases.  In the first phase, the law imposed caps that reduce discretionary (non-entitlement) spending by more than $900 billion over ten years, beginning in federal fiscal year (“FFY”) 2012.  Under a second phase, if spending and deficit amounts reach certain thresholds, an enforcement mechanism called “sequestration” is triggered under which a total of $1.2 trillion in automatic, across-the board spending reductions will be implemented over ten years.  The deadline for congressional action was January 2, 2013, but, as part of the American Taxpayer Relief Act of 2012, which was enacted on January 2, 2013, the deadline for sequestration was extended to March 1, 2013. Congress did not extend this deadline so the spending reductions required by sequestration went into effect on April 1, 2013. The spending reductions are to be split evenly between defense and non-defense discretionary spending, although certain programs (including the Medicaid and Children's Health Insurance Program (“CHIP”)) are exempt from these automatic spending reductions and Medicare expenditures cannot be reduced by more than two percent. Medicare, Medicaid and CHIP spending could be reduced further should Congress implement budget cuts in excess of those provided by sequestration.

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

Medicare and Medicaid EHR Incentive Payments. The American Recovery and Reinvestment Act of 2009 provides for Medicare and Medicaid incentive payments that began in calendar 2011 for eligible hospitals and professionals that adopt and meaningfully use certified electronic health record (“EHR”) technology. Our pre-tax income was positively impacted by combined Medicare and Medicaid EHR incentives of $2.4 million and $5.4 million for the three months ended March 31, 2012 and 2013, respectively, and $26.8 million and $31.2 million for the nine months ended March 31, 2012 and 2013, respectively. We believe that the operational benefits of EHR technology, including improved clinical outcomes and increased operating efficiencies, will contribute to our long-term ability to grow our business. We incur both capital expenditures and operating expenses in connection with the implementation of our various EHR initiatives. The amount and timing of these expenditures do not directly correlate with the timing of our cash receipts or recognition of the EHR incentives as other income.
Payer Mix Shifts

During the three months and nine months ended March 31, 2013, we provided more health care services to patients who were uninsured and provided fewer health care services to patients who had insurance coverage compared to the prior year periods. Much of this shift resulted from general economic weakness in the markets we serve and Medicaid eligibility reductions in Arizona. We are uncertain how long the economic weakness will continue, but believe that conditions will not improve significantly during the remainder of calendar year 2013. During the current year period we have also experienced a shift from services provided to Medicare and Medicaid patients to those with managed Medicare and managed Medicaid coverage. These managed payers typically provide reimbursement at lower rates and with slower payment terms than traditional Medicare and Medicaid programs and often require more of our time to document medical necessity and level of care for billed services.

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

The following table sets forth the percentages of net patient revenues by payer after the provision for doubtful accounts for the three months and nine months ended March 31, 2012 and 2013.

	Three months ended March 31,		Nine months ended March 31,
	2012	2013	2012	2013
Medicare	30.3%	28.4%	28.5%	27.7%
Medicaid	13.9	12.1	14.1	13.0
Managed Medicare	10.9	12.7	10.7	11.9
Managed Medicaid	9.4	11.0	9.6	10.4
Managed care	32.9	32.4	34.1	33.6
Self pay	1.4	1.7	1.7	1.9
Commercial	1.2	1.7	1.3	1.5
Total	100.0%	100.0%	100.0%	100.0%
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
Volumes by Payer
During the nine months ended March 31, 2013, discharges were flat while adjusted discharges increased 1.5% compared to the nine months ended March 31, 2012. On a same store basis, discharges decreased 2.3% and adjusted discharges decreased 1.0% during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. The following table provides details of discharges by payer for the three months and nine months ended March 31, 2012 and 2013.

	Three months ended March 31,				Nine months ended March 31,
	2012		2013		2012		2013
Medicare	22,156	30.0%	21,013	29.4%	62,641	29.3%	61,600	28.8%
Medicaid	9,175	12.4	6,670	9.3	24,805	11.6	20,480	9.6
Managed Medicare	9,627	13.0	10,030	14.0	26,753	12.5	27,777	13.0
Managed Medicaid	11,799	15.9	13,229	18.5	35,743	16.7	39,454	18.4
Managed care	16,453	22.3	15,494	21.7	48,639	22.7	47,520	22.2
Self pay	4,364	5.9	4,665	6.5	14,396	6.7	15,962	7.5
Commercial	347	0.5	435	0.6	1,066	0.5	1,204	0.5
Total	73,921	100.0%	71,536	100.0%	214,043	100.0%	213,997	100.0%
Payer Reimbursement Trends
In addition to the volume factors described above, patient mix, acuity factors and pricing trends affect our patient service revenues. Net patient revenue per adjusted discharge on a same store basis was $9,617 for both the nine months ended March 31, 2012 and 2013. The prior year amount was positively impacted by reimbursement updates for the rural floor provision of the Balanced Budget Act of 1997 and revised Supplemental Security Income ratios, which combined resulted in additional revenues of $49.7 million during the prior year period. Growth in this ratio continues to be limited by the payer mix shifts we have experienced since the prior year periods as previously discussed.
Health care spending comprises a significant portion of total spending in the United States and has been growing at annual rates that exceed inflation, wage growth and gross national product. There is considerable pressure on governmental payers, managed Medicare/Medicaid payers and commercial managed care payers to control costs by either reducing or limiting increases in reimbursement to health care providers or limiting benefits to enrollees. The current weakness in the United States economy magnifies these pressures.
The demand for Medicaid coverage has increased during the past two years due to job losses that have left many individuals without health insurance. Medicaid remains the highest individual program cost for most states, including those in which we operate. To balance their budgets, many states, either directly or through their Medicaid or managed Medicaid programs, have enacted and may enact further health care spending cuts or defer cash payments to health care providers to avoid raising taxes during periods of economic weakness. Medicaid rate cuts in Arizona, Texas, and Illinois during the past 12 to 18 months have negatively impacted our revenues. We receive a significant amount of funding under governmental supplemental reimbursement programs including various state UPL and provider tax assessment programs. We recognized $263.4 million of revenues and $75.1 million of expenses related to state UPL and provider tax assessment programs during the nine months ended March 31, 2013 compared to revenues of $235.1 million and expenses of $56.8 million during the prior year period.
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

June 30, 2012	0-90 days	91-180 days	Over 180 days	Total
Medicare	16.5%	1.5%	1.2%	19.2%
Medicaid	5.7	1.9	1.8	9.4
Managed Medicare	6.7	0.6	0.5	7.8
Managed Medicaid	11.2	1.4	1.0	13.6
Managed care	19.8	2.5	3.0	25.3
Self pay(1)	11.1	4.9	2.5	18.5
Self pay after primary(2)	1.1	1.8	0.9	3.8
Commercial	1.3	0.5	0.6	2.4
Total	73.4%	15.1%	11.5%	100.0%

March 31, 2013	0-90 days	91-180 days	Over 180 days	Total
Medicare	15.2%	0.9%	1.4%	17.5%
Medicaid	4.3	1.5	2.1	7.9
Managed Medicare	8.5	0.6	0.8	9.9
Managed Medicaid	9.8	1.2	1.8	12.8
Managed care	18.7	2.1	3.4	24.2
Self pay(1)	12.9	4.7	2.2	19.8
Self pay after primary(2)	1.6	1.7	1.5	4.8
Commercial	1.6	0.7	0.8	3.1
Total	72.6%	13.4%	14.0%	100.0%
_____________________

(1)	Includes uninsured patient accounts only.

(2)	Includes patient co-insurance and deductible amounts after payment has been received from the primary payer.

Our combined allowances for doubtful accounts, uninsured discounts and charity care covered more than 100% of combined self-pay and self-pay after primary accounts receivable as of June 30, 2012 and March 31, 2013.
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

We maintain a reserve for estimates of potential claims repayments from RAC audits based upon actual claims already audited but for which repayment has not yet occurred, claims for which we have received an audit notice but the audit process is not complete, and potential future exposure related to a portion of paid claims for which an audit notice has not yet been received, which is based upon certain historical experience of audit recoveries and appeals and other available information. During the quarter ended September 30, 2012, we reduced our RAC reserve estimate for the Michigan market by $14.5 million ($8.9 million net of taxes or $0.11 per diluted share) as a result of further analysis related to each component of the estimate during the period. The $14.5 million reduction in our RAC reserve estimate increased patient service revenues on the accompanying condensed consolidated income statements during the nine months ended March 31, 2013.
Premium Revenues
We recognize premium revenues from our five health plans. Premium revenues from these plans decreased $38.8 million, or 6.6%, during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. PHP’s average membership decreased to approximately 187,400 for the nine months ended March 31, 2013 compared to approximately 201,900 for the nine months ended March 31, 2012. PHP’s decrease in revenues resulted from a 5% capitation payment rate reduction by AHCCCS implemented in November 2011 (retroactive to October 1, 2011) and changes made by AHCCCS effective October 1, 2011 to limit health plan profitability for the remaining enrollee groups not previously subject to settlement.
Premium revenues are recognized net of amounts recorded for minimum loss ratio ("MLR") rebates payable, as prescribed under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Reform Law”). MLR rebates are calculated in accordance with regulations issued by the U.S. Department of Health and Human Services. Most of our health plans are managed Medicaid or managed Medicare health plans, which are currently not subject to these MLR rebate requirements. Our premium revenues were reduced by approximately $2.0 million for MLR rebates during the nine months ended March 31, 2012. Our premium revenues were increased by approximately $1.0 million for MLR rebates during the nine months ended March 31, 2013. Our MLR rebate liability was approximately $3.9 million and $0.4 million as of June 30, 2012 and March 31, 2013, respectively.

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
There have been no changes in the nature or application of our critical accounting policies during the nine months ended March 31, 2013 when compared to those described in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012. However, given our significant amount of goodwill, we continue to monitor our Arizona hospitals and the market challenges that negatively impacted its results of operations and cash flows during the fiscal year ended June 30, 2012 and such challenges continued through the nine months ended March 31, 2013. These challenges include hospital reimbursement cuts, reductions to covered lives under the AHCCCS program and local economic conditions that adversely impacted elective surgery volumes for these hospitals. Based upon the implementation of certain cost reduction and revenue expansion initiatives, expected improvements in the local and state financial condition and the demographic composition of this market, we believe the future operating results and cash flows of these hospitals will improve. However, we will continue to monitor the operating results of these hospitals and other market environmental factors to determine if further impairment considerations are necessary with respect to the $100.7 million of goodwill for the Arizona hospitals.
In addition, we have $79.4 million of goodwill related to PHP, which is included in our health plans segment. On March 22, 2013, we were notified that PHP was not awarded an acute care program contract with AHCCCS for the three-year period commencing October 1, 2013. However, on April 1, 2013, PHP agreed with AHCCCS on the general terms of a capped contract for Maricopa County for the three-year period commencing October 1, 2013. During the quarter ended March 31, 2013, we assessed whether goodwill had been impaired for the health plan reporting unit based upon the significant differences between the terms of PHP's current contract with AHCCCS and the terms of the capped contract beginning October 1, 2013. Based upon our current projections of future cash flows (Level 3 inputs) for the health plan reporting unit, we concluded that goodwill associated with its health plan reporting unit is not impaired. However, we will continue to monitor the projections of future cash flows in the health plan reporting unit as impacted by this contractual change. Our calculations used to determine the fair value of the health plan reporting unit require significant judgment, assumptions, and estimation, the most significant of which is projected membership levels, and may be revised in the future as additional information becomes available. If these estimates and assumptions prove to be materially inaccurate, an impairment charge could be required in a future period.

Selected Operating Statistics
The following tables set forth certain operating statistics on a consolidated and same store basis for each of the periods presented. We have excluded two hospitals that were acquired during the nine months ended March 31, 2012 from the same store statistics for the nine months ended March 31, 2012 and 2013.

	Three months ended March 31,		Nine months ended March 31,
	2012	2013	2012	2013
CONSOLIDATED: (a)
Number of hospitals at end of period	28	28	28	28
Licensed beds at end of period	7,064	7,081	7,064	7,081
Discharges	73,921	71,536	214,043	213,997
Adjusted discharges	132,170	129,741	386,446	392,118
Average length of stay	4.49	4.59	4.41	4.49
Patient days	331,683	328,006	943,837	960,930
Adjusted patient days	593,046	594,887	1,704,059	1,760,761
Net patient revenue per adjusted discharge	$10,074	$9,677	$9,630	$9,576
Inpatient surgeries	17,255	16,371	50,242	49,308
Outpatient surgeries	32,488	30,502	94,340	93,077
Observation cases (b)	18,998	18,428	53,105	56,826
Emergency room visits	317,948	310,551	909,862	942,655
Health plan member lives	240,500	237,000	240,500	237,000
Health plan claims expense percentage	76.8%	75.4%	77.6%	76.4%

	Three months ended March 31,		Nine months ended March 31,
	2012	2013	2012	2013
SAME STORE: (a)
Number of hospitals at end of period	28	28	26	26
Licensed beds at end of period	7,064	7,081	6,198	6,215
Total revenues, including premium revenues (in millions)	$1,582.5	$1,497.8	$4,240.7	$4,145.9
Net patient service revenues (in millions)	$1,391.7	$1,315.7	$3,669.3	$3,626.1
Discharges	73,921	71,536	197,203	192,749
Adjusted discharges	132,170	129,741	363,245	359,579
Average length of stay	4.49	4.59	4.37	4.46
Patient days	331,683	328,006	861,845	859,044
Adjusted patient days	593,046	594,887	1,587,504	1,602,573
Net patient revenue per adjusted discharge	$10,074	$9,677	$9,617	$9,617
Inpatient surgeries	17,255	16,371	45,236	43,286
Outpatient surgeries	32,488	30,502	88,369	85,385
Observation cases (b)	18,998	18,428	48,887	51,175
Emergency room visits	317,948	310,551	861,546	873,741
Health plan claims expense percentage	76.8%	75.4%	77.6%	76.3%
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

Results of Operations
The following tables present summaries of our operating results for each of the three months and nine months ended March 31, 2012 and 2013.

	Three months ended March 31,
	2012		2013
	(Dollars in millions)
Patient service revenues, net	$1,391.7	87.9%	$1,316.0	87.8%
Premium revenues	190.8	12.1	182.1	12.2
Total revenues	1,582.5	100.0	1,498.1	100.0

Salaries and benefits (includes stock compensation of $1.9 and $0.6, respectively)	721.8	45.6	695.3	46.4
Health plan claims expense	146.6	9.3	137.3	9.2
Supplies	235.5	14.9	229.1	15.3
Other operating expenses	306.3	19.4	299.4	20.0
Medicare and Medicaid EHR incentives	(2.4)	(0.2)	(5.4)	(0.4)
Depreciation and amortization	62.9	4.0	60.7	4.1
Interest, net	43.4	2.7	48.8	3.3
Acquisition related expenses	1.2	0.1	0.1	—
Debt extinguishment costs	—	—	1.3	0.1
Other	(2.2)	(0.1)	(4.9)	(0.3)
Income from continuing operations before income taxes	69.4	4.4	36.4	2.4
Income tax expense	(24.3)	(1.5)	(12.4)	(0.8)
Income from continuing operations	45.1	2.8	24.0	1.6
Loss from discontinued operations, net of taxes	(0.1)	—	—	—
Net income	45.0	2.8	24.0	1.6
Net income attributable to non-controlling interests	(1.0)	(0.1)	(2.7)	—
Net income attributable to Vanguard Health Systems, Inc. stockholders	$44.0	2.8%	$21.3	1.4%

	Nine months ended March 31,
	2012		2013
	(Dollars in millions)
Patient service revenues, net	$3,903.6	86.9%	$3,930.1	87.7%
Premium revenues	590.6	13.1	551.8	12.3
Total revenues	4,494.2	100.0	4,481.9	100.0

Salaries and benefits (includes stock compensation of $6.5 and $5.5, respectively)	2,089.2	46.5	2,073.6	46.3
Health plan claims expense	458.6	10.2	421.4	9.4
Supplies	677.0	15.1	687.7	15.3
Other operating expenses	867.8	19.3	921.9	20.6
Medicare and Medicaid EHR incentives	(26.8)	(0.6)	(31.2)	(0.7)
Depreciation and amortization	191.3	4.3	194.1	4.3
Interest, net	132.4	2.9	149.3	3.3
Acquisition related expenses	13.8	0.3	0.2	—
Debt extinguishment costs	38.9	0.9	1.3	—
Other	(6.4)	(0.1)	(11.8)	(0.3)
Income from continuing operations before income taxes	58.4	1.3	75.4	1.7
Income tax expense	(20.4)	(0.5)	(24.5)	(0.5)
Income from continuing operations	38.0	0.8	50.9	1.1
Income (loss) from discontinued operations, net of taxes	(0.5)	—	0.1	—
Net income	37.5	0.8	51.0	1.1
Net loss (income) attributable to non-controlling interests	0.5	—	(3.6)	—
Net income attributable to Vanguard Health Systems, Inc. stockholders	$38.0	0.8%	$47.4	1.1%

Three months ended March 31, 2013 and 2012

Acute care services on a consolidated and same store basis. Net patient service revenues decreased $75.7 million, or 5.4%, during the three months ended March 31, 2013 compared to the prior year quarter. The prior year period was positively impacted by $49.7 million related to reimbursement updates for the rural floor provision of the Balanced Budget Act of 1997 and revised Supplemental Security Income ratios. The decrease during the three months ended March 31, 2013 is also attributable to the 1.8% decrease in adjusted discharges compared to the prior year quarter.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care and the provision for doubtful accounts) as a percentage of net patient revenues (prior to uncompensated care deductions) increased to 20.5% during the three months ended March 31, 2013 compared to 17.9% during the prior year quarter. A portion of this increase related to the previously mentioned reimbursement updates during the prior year quarter. This increase also resulted from an increase in self-pay discharges as a percentage of total discharges during the three months ended March 31, 2013 and price increases implemented since the prior year quarter.

Discharges, adjusted discharges and emergency room visits decreased 3.2%, 1.8% and 2.3%, respectively, during the three months ended March 31, 2013 compared to the prior year quarter. Inpatient and outpatient surgeries decreased 5.1% and 6.1%, respectively, during the three months ended March 31, 2013 compared to the prior year quarter.

Health plan premium revenues. Health plan premium revenues decreased $8.7 million, or 4.6%, during the three months ended March 31, 2013 compared to the prior year quarter. PHP’s average membership decreased 4.8% during the three months ended March 31, 2013 compared to the prior year quarter.

Membership in our health plans as of March 31, 2012 and 2013 was as follows:

		Membership
Health Plans	Location	2012	2013
PHP - managed Medicaid	Arizona	193,700	186,300
AAHP - managed Medicare and Dual Eligible	Arizona	3,000	5,100
CHS - capitated outpatient and physician services	Illinois	32,900	31,200
VBIC - health maintenance organization	Texas	10,900	12,200
ProCare - managed Medicaid	Michigan	n/a	2,200
		240,500	237,000
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $1,461.7 million, or 97.6% of total revenues, during the three months ended March 31, 2013 compared to $1,513.1 million, or 95.6% of total revenues, during the prior year quarter. Salaries and benefits, health plan claims and supplies represent the most significant of our recurring costs and expenses and those typically subject to the greatest level of period to period fluctuation.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues was 46.4% for the three months ended March 31, 2013 compared to 45.6% during the prior year quarter. For the acute care services operating segment, salaries and benefits as a percentage of patient service revenues was 51.7% during the three months ended March 31, 2013 compared to 50.7% during the prior year quarter. As of March 31, 2013, we had approximately 39,800 full-time and part-time employees compared to approximately 40,900 as of March 31, 2012. We were unable to fully adjust staffing levels to meet volume and acuity trends during the current year quarter.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 75.4% during the three months ended March 31, 2013 compared to 76.8% during the prior year quarter. As enrollment decreases, this ratio becomes increasingly sensitive to the mix of members, including covered groups based upon age and gender and county of residence. Revenues and expenses between our health plans and our hospitals and related outpatient service providers of $9.4 million, or 6.4% of gross health plan claims expense, were eliminated in consolidation during the three months ended March 31, 2013 compared to $13.0 million, or 8.1% of gross health plan claims expense, during the prior year quarter.

•
Supplies. Supplies as a percentage of acute care services segment revenues increased to 17.3% during the three months ended March 31, 2013 compared to 16.8% during the prior year quarter. We expect that our transition to a single group purchasing organization effective January 1, 2013 will reduce supplies costs in future periods. However, supplies costs may be pressured in future periods due to our growth strategies that include expansion of higher acuity services and due to inflationary pressures.
Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 20.0% during the three months ended March 31, 2013 compared to 19.4% during the prior year quarter primarily due to an increase in an increase in medical specialist fees associated with payments under Bexar County UPL and community benefit programs and an increase in management fees associated with our outsourced physician services management program that began in July 2012. These increases were partially offset by positive development of malpractice losses experienced during the three months ended March 31, 2013 compared to the prior year quarter.
Medicare and Medicaid EHR incentives. During the three months ended March 31, 2013, we recognized $5.4 million of Medicare and Medicaid EHR incentives compared to $2.4 million during the prior year quarter.
Other. Depreciation and amortization decreased by $2.2 million, or 3.5%, during the three months ended March 31, 2013 compared to the prior year quarter as a result of the timing of when certain of our capital improvement and expansion initiatives were placed into service. Net interest increased by $5.4 million, or 12.4%, during the three months ended March 31, 2013 compared to the prior year quarter as a result of the issuance of the additional $375.0 million 7.750% Senior Notes due 2019 during the quarter ended March 31, 2012.
Income taxes. Our effective tax rate was approximately 34.1% during the three months ended March 31, 2013. Our effective income tax rate was approximately 35.0% during the prior year quarter.
Net income attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $21.3 million ($0.26 earnings per diluted share) and $44.0 million ($0.55 earnings per diluted share) during the three months ended March 31, 2013 and 2012, respectively.

Nine months ended March 31, 2013 and 2012

Acute care services on a consolidated basis. Net patient service revenues increased $26.5 million, or 0.7%, during the nine months ended March 31, 2013 compared to the prior year period. The increase in net patient service revenues during the nine months ended March 31, 2013 is primarily the result of our acquisition of Valley Baptist Health System on September 1, 2011 partially offset by the Medicare reimbursement updates during the prior year period.

Our percentage of uncompensated care (defined as the sum of uninsured discounts, charity care and the provision for doubtful accounts) as a percentage of net patient revenues (prior to uncompensated care deductions) increased to 21.2% during the nine months ended March 31, 2013 compared to 18.8% during the prior year period. This increase primarily resulted from an increase in self-pay discharges as a percentage of total discharges during the nine months ended March 31, 2013 and price increases implemented since the prior year period.

Discharges were flat while adjusted discharges and emergency room visits increased 1.5% and 3.6%, respectively, during the nine months ended March 31, 2013 compared to the prior year period. Inpatient and outpatient surgeries decreased 1.9% and 1.3%, respectively, during the nine months ended March 31, 2013 compared to the prior year period.

Acute care services on a same store basis. Net patient service revenues decreased $43.2 million, or 1.2%, during the nine months ended March 31, 2013 compared to the prior year period partly due to the prior year period reimbursement updates combined with a 1.0% decrease in adjusted discharges. We define same store as those facilities that we owned for the entirety of both nine-month comparative periods. We excluded two hospitals and related health care facilities from our same store analysis for these nine-month periods.

Our percentage of uncompensated care as a percentage of net patient revenues, as previously defined, increased to 19.8% during the nine months ended March 31, 2013 compared to 18.0% during the prior year period. This increase primarily resulted from an increase in same store self-pay discharges as a percentage of total discharges during the nine months ended March 31, 2013 and price increases implemented since the prior year period.

Discharges and adjusted discharges decreased 2.3% and 1.0%, respectively, while emergency room visits increased 1.4% during the nine months ended March 31, 2013 compared to the prior year period. Inpatient and outpatient surgeries decreased 4.3% and 3.4%, respectively, during the nine months ended March 31, 2013 compared to the prior year period.

Health plan premium revenues. Health plan premium revenues decreased $38.8 million, or 6.6%, during the nine months ended March 31, 2013 compared to the prior year period primarily due to the AHCCCS reimbursement and program eligibility reductions previously described. This decrease in health plan premium revenues would have been greater had we not acquired VBIC effective October 2011 and ProCare effective October 2012.
Costs and expenses. Total costs and expenses from continuing operations, exclusive of income taxes, were $4,406.5 million, or 98.3% of total revenues, during the nine months ended March 31, 2013 compared to $4,435.8 million, or 98.7% of total revenues, during the prior year period. Debt extinguishment costs of $38.9 million incurred during the prior year period related to the redemption of our Senior Discount Notes represent the primary change in operating expenses during the current year period. Salaries and benefits, health plan claims and supplies represent the most significant of our recurring costs and expenses and those typically subject to the greatest level of period to period fluctuation.

•
Salaries and benefits. Salaries and benefits as a percentage of total revenues was 46.3% for the nine months ended March 31, 2013 compared to 46.5% during the prior year period. On a same store basis, salaries and benefits as a percentage of total revenues was 46.6% during the nine months ended March 31, 2013 compared to 46.8% during the prior year period.

•
Health plan claims. Health plan claims expense as a percentage of premium revenues decreased to 76.4% during the nine months ended March 31, 2013 compared to 77.6% during the prior year period. Revenues and expenses between our health plans and our hospitals and related outpatient service providers of $29.1 million, or 6.5% of gross health plan claims expense, were eliminated in consolidation during the nine months ended March 31, 2013 compared to $32.1 million, or 6.5% of gross health plan claims expense, during the prior year period.

•	Supplies. Supplies as a percentage of acute care services segment revenues increased to 17.4% during the nine months ended March 31, 2013 compared to 17.2% during the prior year period.

Other operating expenses. Other operating expenses include, among others, purchased services, insurance, non-income taxes, rents and leases, repairs and maintenance and utilities. Other operating expenses as a percentage of total revenues increased to 20.6% during the nine months ended March 31, 2013 compared to 19.3% during the prior year period primarily as a result of increased purchased services assumed in connection with our acquisitions and management fees associated with our outsourced physician services management program.
Medicare and Medicaid EHR incentives. During the nine months ended March 31, 2013, we recognized $31.2 million of Medicare and Medicaid EHR incentives compared to $26.8 million during the prior year period.
Other. Depreciation and amortization increased by $2.8 million, or 1.5%, during the nine months ended March 31, 2013 compared to the prior year period as a result of our capital improvement and expansion initiatives combined with the acquisition of Valley Baptist Health System. Net interest increased by $16.9 million, or 12.8%, during the nine months ended March 31, 2013 compared to the prior year primarily as a result of the additional $375.0 million of 7.750% Senior Notes due 2019 that were outstanding during the current year period. Debt extinguishment costs were $38.9 million during the prior year period compared to $1.3 million during the current year period. This increase related to the redemption of substantially all of the outstanding Senior Discount Notes in the first quarter of fiscal year 2012. We incurred $13.8 million of acquisition-related expenses during the prior year period primarily related to the Valley Baptist Health System acquisition.
Income taxes. Our effective tax rate was approximately 32.5% during the nine months ended March 31, 2013. Our effective income tax rate was approximately 34.9% during the prior year period. The effective tax rate during the current year period was positively impacted by the reversal of certain valuation allowances on state net operating loss carryforwards.
Net income attributable to Vanguard Health Systems, Inc. stockholders. Net income attributable to Vanguard Health Systems, Inc. stockholders was $47.4 million ($0.57 earnings per diluted share) during the nine months ended March 31, 2013 compared to $38.0 million ($0.47 earnings per diluted share) during the nine months ended March 31, 2012, which included the $38.9 million of debt extinguishment costs previously discussed.

Liquidity and Capital Resources
Operating Activities
As of March 31, 2013, we had working capital of $713.2 million, including cash and cash equivalents of $522.8 million. Cash flows from operating activities improved by $79.6 million during the nine months ended March 31, 2013 compared to the prior year period. Changes in net operating assets and liabilities, net of the impact of acquisitions, negatively impacted operating cash flows by $186.4 million during the nine months ended March 31, 2013 compared to a negative impact of $303.1 million during the prior year period. Cash flows from operations during the nine months ended March 31, 2013 were impacted by the following payments, receipts and other working capital changes:

•	interest and income tax payments of $206.3 million during the nine months ended March 31, 2013, which was $61.6 million higher than these payments during the prior year period;

•
employer contributions of $32.3 million to the DMC defined benefit pension plan during the nine months ended March 31, 2013, which was $13.1 million higher than these contributions during the prior year period;

•	improved cash collections on our patient accounts receivable as demonstrated by the reduction in net days in accounts receivable from 50 days at June 30, 2012 to 47 days at March 31, 2013;

•	the timing of payments on accounts payable and certain accrued expenses, including incentive compensation based upon achieving our fiscal year 2012 financial performance goals;

•	the receipt of certain settlement receivables from the federal government, net of payments made to third parties utilizing most of these proceeds; and

•	the timing of certain governmental supplemental payments.
Investing Activities
Cash flows used in investing activities decreased from $436.2 million during the nine months ended March 31, 2012 to $299.6 million during the nine months ended March 31, 2013, primarily as a result of the cash paid for the acquisition of Valley Baptist Health System during the prior year period. Capital expenditures increased 47.6% to $289.4 million during the nine months ended March 31, 2013 compared to the prior year period due to increased spending related to the DMC specified project commitments and the start of construction of a new hospital in New Braunfels, Texas. We also recognized a net cash inflow of $3.1 million for cash reimbursement from the DMC capital commitment escrow fund during the current year period, compared to a cash outflow of $41.8 million related to funding the escrow account during the prior year period.
Financing Activities
Cash flows provided by financing activities increased by $350.1 million during the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012. During the nine months ended March 31, 2012, we redeemed approximately $450.0 million of the Senior Discount Notes using proceeds from our initial public offering, including the exercise of the underwriters’ over-allotment option. We recorded debt extinguishment costs of $38.9 million, $25.3 million net of taxes, representing tender premiums and other costs to redeem the Senior Discount Notes and the write-off of net deferred loan costs associated with the redeemed Senior Discount Notes. On March 14, 2013, we amended (the "amendment") our Senior Secured Credit Agreement, dated January 29, 2010 and borrowed an additional $300.0 million in term loans with a reduced interest rate for the entire term loan facility. A portion of the $300.0 million in additional proceeds as a result of the amendment were used to redeem the remaining outstanding Senior Discount Notes, pay the associated fees related to the amendment and will be used to finance other general operating and investing activities.
As of March 31, 2013, our outstanding debt was $2,995.3 million, and we had $327.2 million of remaining borrowing capacity under our revolving credit facility, net of letters of credit outstanding.
Debt Covenants
Our senior secured credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability, and the ability of our subsidiaries, to: sell assets; incur additional indebtedness or issue preferred stock; repay other indebtedness (including the 8.0% Senior Unsecured Notes and the 7.750% Senior Notes); pay certain dividends and distributions or repurchase our capital stock; create liens on assets; make investments, loans or advances; make certain acquisitions; engage in mergers or consolidations; create a health care joint venture; engage in certain transactions with affiliates; amend certain material agreements governing our indebtedness, including the 8.0% Senior Unsecured Notes and the 7.750% Senior Notes; change the business conducted by our subsidiaries; enter into certain hedging agreements; and make capital expenditures above specified levels. In addition, the senior secured credit agreement includes a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio. The following table sets forth the interest coverage and leverage covenant tests as of March 31, 2013.

	Debt Covenant Ratio		Actual Ratio
Interest coverage ratio requirement	2.10	x	3.07	x
Total leverage ratio limit	5.50	x	3.97	x
Factors outside our control may make it difficult for us to comply with these covenants during future periods. These factors include, among others, a prolonged economic recession, a higher number of uninsured or underinsured patients and decreased governmental or managed care payer reimbursement, any or all of which could negatively impact our results of operations and cash flows and cause us to violate one or more of these covenants. Violation of one or more of the covenants could result in an immediate call of the outstanding principal amount under our senior secured credit agreement or the necessity of lender waivers with more onerous terms, including adverse pricing or repayment provisions or more restrictive covenants. A default under our senior secured credit agreement would also result in a default under the indenture governing our 8.0% Senior Unsecured Notes and the indenture governing the 7.750% Senior Notes.
Capital Resources
We anticipate spending a total of $400.0 million to $430.0 million in capital expenditures during fiscal year 2013. Under the terms of the DMC acquisition agreement, we committed to spend $500.0 million for specified capital projects and $350.0 million for routine capital projects for a five-year period subsequent to the acquisition. This commitment includes a requirement to spend at least $80.0 million on specified expansion projects during calendar year 2012 as part of the $500.0 million total commitment for specified capital projects. As of March 31, 2013, we have spent $79.2 million toward calendar year 2012 specified capital projects commitment and were due $16.5 million in reimbursement from the escrow account. Since the date of acquisition, we had spent $279.5 million of the total $850.0 million DMC capital commitment. As of March 31, 2013, we estimate our remaining commitments, excluding those for DMC, to complete all capital projects in process to be approximately $103.8 million.
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
We had $522.8 million of cash and cash equivalents as of March 31, 2013. We rely on available cash, cash flows generated by operations and available borrowing capacity under our revolving credit facility to fund our operations and capital expenditures. We believe that we invest our cash accounts in high-quality financial institutions. We continually explore various options to increase the return on our invested cash while preserving our principal cash balances. However, the majority of our cash and cash equivalents, deposits and investments are not federally-insured and could be at risk in the event of a collapse of those financial institutions.
As of March 31, 2013, we held $59.3 million in total available-for-sale investments in securities held by one of our wholly-owned captive insurance subsidiaries. We may not be able to utilize these investments to fund our operating or capital expenditure funding needs due to statutory limitations placed on this captive insurance subsidiary.
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
We intend to continue to pursue acquisitions, partnership arrangements and service expansion or de novo development opportunities, either in existing markets or new markets that fit our growth strategies. These opportunities may require significant additional investment. We also have significant capital commitments remaining under our DMC purchase agreement to be funded during the next few years. To finance these growth opportunities and our capital commitments or for other general corporate needs, we may increase borrowings under our term loan facility, issue additional senior or subordinated notes, use available cash on hand, utilize amounts available under our revolving credit facility or seek additional financing, including debt or equity. As market conditions warrant, we and our major equity holders, including Blackstone and its affiliates, may from time to time repurchase debt securities issued by us, in privately negotiated or open market transactions, by tender offer or otherwise. Our future operating performance, ability to service existing debt or opportunities to obtain additional financing on favorable terms may be limited by economic or other market conditions or business factors, many of which are beyond our control.
Obligations and Commitments
Except for the following item, there have been no material changes to our obligations and commitments previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.
During the three months ended March 31, 2013, we borrowed an additional $300.0 million in term loans that mature on January 29, 2016 and refinanced the outstanding term loans to lower interest rates.

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
We had standby letters of credit outstanding of $37.8 million as of March 31, 2013, which primarily relate to security for the payment of claims as required by various insurance programs.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are subject to market risk related to changes in the values of our securities. As of March 31, 2013 and June 30, 2012, we held $59.3 million and $51.8 million, respectively, in total available-for-sale investments in debt and equity securities which are carried at fair value, with changes in unrealized gains and losses recorded in other comprehensive income. See Item 1. Financial Statements (unaudited), Notes to Condensed Consolidated Financial Statements, 4. FAIR VALUE MEASUREMENTS for more detailed information. Our market risk associated with our investments in debt securities classified as non-current assets is substantially mitigated by the long-term nature and type of the investments in the portfolio. At March 31, 2013, we had a net unrealized gain of $5.6 million. We are also exposed to potential market risk related to market illiquidity for our investment in securities. For example, if one of our insurance subsidiaries requires cash beyond its usual requirements and we are unable to readily access the customary capital markets, we may have difficulty selling our investments in a timely manner or be forced to sell them at prices that are less than what we might have been able to obtain in an active market.
We are subject to market risk from exposure to changes in interest rates based on our financing, investing and cash management activities. As of March 31, 2013 and June 30, 2012, we had in place $1,457.9 million and $1,163.8 million, respectively, of senior credit facilities, of which our term loans and borrowings under our revolving credit facility bear interest at variable rates at specified margins above either the agent bank’s alternate base rate or the LIBOR rate. To mitigate the impact of fluctuations in interest rates, we hold a significant portion of our debt portfolio in fixed rates.
As of March 31, 2013 and June 30, 2013, our senior secured credit facilities consisted of $1,092.9 million and $798.8 million, respectively, in term loans maturing in January 2016 and a $365.0 million revolving credit facility maturing in January 2015, of which $37.8 million of such capacity was utilized by outstanding letters of credit. Although changes in the alternate base rate or the LIBOR rate would affect the cost of funds borrowed in the future, we believe the effect, if any, of reasonably possible near-term changes in interest rates would not be material to our results of operations or cash flows. An estimated 1.0% change in the variable interest rate under our term loan facility would result in a change in annual net interest of approximately $10.9 million. However, we do not expect our rates to materially fluctuate during the remainder of fiscal 2013.

We have interest rate and equity market risk with respect to our defined benefit pension obligations. Changes in interest rates impact our liabilities associated with these benefit plans as well as the amount of defined benefit pension benefit or expense recognized. Declines in the value of plan assets could diminish the funded status of our pension plans and potentially increase our requirement to make contributions to the plans. Substantial investment losses on plan assets may also increase defined benefit pension expense in the years following the losses.

There have been no material quantitative changes in our market risk exposures since June 30, 2012. We also have not made any changes in the management of the risks noted above since our latest Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

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
Changes in Internal Control Over Financial Reporting

We completed the acquisition of Valley Baptist effective September 1, 2011. The facilities acquired as part of the Valley Baptist acquisition utilize different information technology systems than our other facilities. We have excluded all of the Valley Baptist operations from our assessment of and conclusion on the effectiveness of our internal control over financial reporting. The SEC's rules require us to include acquired entities in our assessment of the effectiveness of internal control over financial reporting no later than the annual management report following the first anniversary of the acquisition. We will complete the evaluation and integration of the Valley Baptist operations within the required time frame and report management's assessment of our internal control over financial reporting, including the acquired hospitals and other operations, in our first annual report in which such assessment is required. There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Except as set forth below, there have been no material changes to the legal proceedings we previously described in our Annual Report on Form 10-K during the three months ended March 31, 2013.
United States of America ex rel. Shanna Woyak v. Vanguard Health Systems, Inc.; Abrazo Health Care
On April 8, 2013, we were made aware of a civil action against us that was originally filed under seal on June 25, 2012 in the U.S. District Court for the District of Arizona.  This action was brought by Shanna Woyak as a private party “qui tam relator” on behalf of the federal government.
The action brought by Ms. Woyak alleges civil violations of the federal FCA.  Ms. Woyak's claims are primarily premised on allegations that our Arizona Heart Hospital (“AHH”) failed to properly qualify for provider-based status under Medicare rules as a campus of our Phoenix Baptist Hospital (“PBH”), though Ms. Woyak also alleges various means by which we allegedly fraudulently increased our billings.  The action further alleges retaliation in violation of the FCA and common-law wrongful discharge.  The action seeks damages provided for in the FCA and under common law.
The Office of the Inspector General of the Department of Health and Human Services has previously informed us that its investigation into provider-based matters relating to AHH and PBH has been closed.
We believe that all of the allegations described above are without merit and intend to vigorously defend ourselves in these actions, if pursued. Management does not believe that the final outcome of this matter will materially impact our financial position, operating results or cash flows.
Item 1A. Risk Factors.
There have not been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which was filed with the Securities and Exchange Commission on August 23, 2012.

Item 5. Other Information.

Iran Sanctions Related Disclosure

Under the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), which added Section 13(r) of the Exchange Act, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” knowingly engaged in specified activities, transactions or dealings relating to Iran or with certain designated parties during the period covered by the report. We are not presently aware that we and our consolidated subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 31, 2013. Because the SEC defines the term “affiliate” broadly, it includes any entity controlled by us as well as any person or entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Accordingly, we note that our sponsor, The Blackstone Group L.P. (“Blackstone”), has included information in its Annual Report on Form 10-K for the year ended December 31, 2012, as required by Section 219 of the ITRSHRA and Section 13(r) of the Exchange Act, regarding the activities of its portfolio companies. Blackstone included within Exhibit 99.1 to its Form 10-K statements regarding certain activities of two companies that may be considered its affiliates: TRW Automotive Holdings Corp. (“TRW”) and Travelport Limited (“Travelport”). These disclosures are reproduced below.

TRW Disclosure

“Pursuant to Section 13(r)(1)(D)(iii) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we note that in 2012 certain of our non-U.S. subsidiaries sold products to customers that could be affiliated with, or deemed to be acting on behalf of, the Industrial Development and Renovation Organization, which has been designated as an agency of the Government of Iran. Gross revenue attributable to such sales was approximately $8,326,000, and net profit from such sales was approximately $377,000. Although these activities were not prohibited by U.S. law at the time they were conducted, our subsidiaries have discontinued their dealings with such customers, other than limited wind-down activities (which are permissible), and we do not otherwise intend to continue or enter into any Iran-related activity.”

Travelport Disclosure

“As part of our global business in the travel industry, we provide certain passenger travel-related GDS and airline IT services to Iran Air. We also provide certain airline IT services to Iran Air Tours. All of these services are either exempt from applicable sanctions prohibitions pursuant to a statutory exemption permitting transactions ordinarily incident to travel or, to the extent not otherwise exempt, specifically licensed by the U.S. Office of Foreign Assets Control. Subject to any changes in the exempt/licensed status of such activities, we intend to continue these business activities, which are directly related to and promote the arrangement of travel for individuals.”

In addition, Blackstone has informed us that Sungard Data Systems, Inc., which is a portfolio company of Blackstone, included the following disclosure in its Form 10-K, which was filed on March 20, 2013: “Pursuant to Section 13(r)(1)(D)(i) of the Exchange Act, we note that during 2012 a U.K. subsidiary of ours provided certain limited disaster recovery services and hosted co-location of some hardware at our premises in London for Bank Saderat PLC, a bank incorporated and based in the UK. Bank Saderat PLC is identified on the U.S. Treasury Department's List of Specially Designated Nationals and Blocked Persons pursuant to Executive Order No. 13224. The intent of the services was to facilitate the ability of the UK-based employees of Bank Saderat PLC to continue local operations in the event of a disaster or other unplanned event in the UK, including use of shared work space and recovery of the Bank's local UK data. The gross revenue and net profits attributable to these activities in 2012 was £16,300 and approximately £5,700, respectively. During 2012, no disaster or unplanned event occurred causing Bank Saderat PLC to make use of our recovery facilities in London, but Bank Saderat PLC did perform annual testing on-site. Our subsidiary has terminated this contract in the first quarter of 2013, and we do not otherwise intend to enter into any Iran-related activity.”

We have no involvement in or control over the activities described above, and we have not independently verified or participated in the preparation of the disclosure described in such filings. To the extent Blackstone makes additional disclosure under Section 13(r), we will provide updates in our subsequent periodic filings.
Item 6. Exhibits.
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index that is located at the end of this report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VANGUARD HEALTH SYSTEMS, INC.

DATE:	May 2, 2013	By:	/s/ Gary D. Willis
Gary D. Willis
Senior Vice President, Controller and Chief Accounting Officer (Authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1
Amendment No. 1, dated as of March 14, 2013, to the Credit Agreement, dated as of January 29, 2010, among Vanguard Health Holding Company II, LLC, Vanguard Health Holding Company I, LLC, the subsidiary guarantors identified therein, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, and Bank of America, N.A., as Administrative Agent, Collateral Agent, Issuing Lender and Swingline Lender (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed by Vanguard Health Systems, Inc. on March 19, 2013).

10.2
Letter, dated April 17, 2013, from the Arizona Health Care Cost Containment System to Mrs. Nancy Novick, Chief Executive Officer of Phoenix Health Plan, regarding clarification of the capped contract in Maricopa County, Arizona.

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

101
The following financial information from our Quarterly Report on Form 10-Q for the three months and nine months ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the condensed consolidated balance sheets at March 31, 2013 and June 30, 2012, (ii) the condensed consolidated income statements for the three months and nine months ended March 31, 2012 and 2013, (iii) the condensed consolidated statements of comprehensive income for the three months and nine months ended March 31, 2012 and 2013, (iv) the condensed consolidated statement of equity for the nine months ended March 31, 2013, (v) the condensed consolidated statements of cash flows for the nine months ended March 31, 2012 and 2013, and (vi) the notes to condensed consolidated financial statements *

______________

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